Form 10-Q
period 2011-09-09
Marriott Vacations Worldwide Corp
filed 2011-12-07
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35219

Marriott Vacations Worldwide Corporation

(Exact name of registrant as specified in its charter)

Delaware	45-2598330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6649 Westwood Blvd. Orlando, FL	32821
(Address of principal executive offices)	(Zip Code)

(407) 206-6000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of December 2, 2011 was 33,708,051.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM COMBINED STATEMENTS OF OPERATIONS

($ in millions)

(Unaudited)

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
REVENUES
Sales of vacation ownership products, net	$147	$138	$442	$436
Resort management and other services	57	52	165	154
Financing	39	43	119	133
Rental	53	49	148	138
Other	5	6	20	21
Cost reimbursements	77	72	235	223

TOTAL REVENUES	378	360	1,129	1,105

EXPENSES
Costs of vacation ownership products	61	51	177	172
Marketing and sales	81	78	235	238
Resort management and other services	47	47	138	135
Financing and other	11	11	28	30
Rental	55	38	149	130
General and administrative	18	19	56	55
Interest	10	12	32	40
Impairment (reversal)	324	—	324	(5)
Cost reimbursements	77	72	235	223

TOTAL EXPENSES	684	328	1,374	1,018

Equity in losses	—	(2)	—	(9)
Impairment reversals on equity investment	4	—	4	—

(LOSS) INCOME BEFORE INCOME TAXES	(302)	30	(241)	78

Benefit (provision) for income taxes	81	(11)	55	(29)

NET (LOSS) INCOME	$(221)	$19	$(186)	$49

See Notes to Interim Combined Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM COMBINED BALANCE SHEETS

($ in millions)

	(Unaudited) September 9, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$25	$26
Restricted cash (including $50 and $45 from VIEs, respectively)	65	66
Accounts and contracts receivable (net of allowance of $1 and $1, respectively)	95	100
Notes receivable (including $864 and $1,029 from VIEs, respectively)	1,178	1,254
Inventory	1,014	1,412
Property and equipment	291	310
Deferred taxes	403	333
Other (including $5 and $7 from VIEs, respectively)	94	141

Total Assets	$3,165	$3,642

LIABILITIES AND DIVISIONAL EQUITY

Accounts payable	$67	$87
Advance deposits	56	48
Accrued liabilities	118	92
Deferred revenue	48	56
Payroll and benefits liability	71	72
Liability for Marriott Rewards loyalty program	179	220
Deferred compensation liability	63	64
Debt (including $830 and $1,017 from VIEs, respectively)	833	1,022
Other (including $4 and $4 from VIEs, respectively)	82	77

Total Liabilities	1,517	1,738

Contingencies and Commitments (Note 7)

Divisional Equity
Net Parent Investment	1,619	1,876
Accumulated other comprehensive income	29	28

	1,648	1,904

Total Liabilities and Divisional Equity	$3,165	$3,642

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Combined Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM COMBINED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Thirty-six Weeks Ended
	September 9, 2011	September 10, 2010
OPERATING ACTIVITIES
Net (loss) income	$(186)	$49
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	23	24
Income taxes	(70)	48
Equity method loss	—	9
Impairment charge (reversal)	324	(5)
Real estate inventory spending less than cost of sales	92	86
Notes receivable collections in excess of new mortgages	53	69
Financially reportable sales less than closed sales	4	30
Decrease in accounts payable	(20)	(14)
All other, including other working capital charges	29	44

Net cash provided by operating activities	249	340

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(11)	(18)
Dispositions	1	—

Net cash used in investing activities	(10)	(18)

FINANCING ACTIVITIES
Repayment of debt related to securitizations	(187)	(208)
Repayment of third party debt	(2)	(52)
Note collections	20	—
Net transfers to parent	(71)	(55)

Net cash used in financing activities	(240)	(315)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1)	7

CASH AND CASH EQUIVALENTS, beginning	26	32

CASH AND CASH EQUIVALENTS, end	$25	$39

See Notes to Interim Combined Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

Marriott Vacations Worldwide Corporation (“Marriott Vacations Worldwide,” “we” or “us,” which includes our combined subsidiaries except where the context of the reference is to a single corporate entity) is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive global developer, marketer and seller of vacation ownership and related products under the Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under the Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton”), a subsidiary of Marriott International, Inc. (“Marriott International”) generally provides on-site management for Ritz-Carlton branded properties.

Our business is grouped into four segments: North America, Luxury, Europe and Asia Pacific. We operate 64 properties (under 71 separate resort management contracts) in the United States and eight other countries and territories.

We generate most of our revenues from four primary sources: selling vacation ownership products, managing our resorts, financing consumer purchases, and renting vacation ownership inventory.

Our Spin-Off from Marriott International, Inc.

On October 25, 2011, the Marriott International board of directors approved the spin-off of its vacation ownership division into an independent public company, Marriott Vacations Worldwide, through the distribution of 100 percent of the outstanding shares of Marriott Vacations Worldwide common stock to the stockholders of Marriott International (the “Spin-Off”). Prior to the Spin-Off, Marriott International completed an internal reorganization to contribute its non-U.S. and U.S. subsidiaries that conducted its vacation ownership business, including Marriott Ownership Resorts, Inc., a wholly owned subsidiary of Marriott International that does business under the name Marriott Vacation Club International, to Marriott Vacations Worldwide, a newly formed wholly owned subsidiary of Marriott International. In accordance with a separation and distribution agreement between Marriott International and Marriott Vacations Worldwide, the distribution of Marriott Vacations Worldwide common stock was made on November 21, 2011, with Marriott International stockholders receiving one share of Marriott Vacations Worldwide common stock for every ten shares of Marriott International common stock held as of the close of business Eastern time on the record date of November 10, 2011. In connection with the Spin-Off, we filed a Registration Statement on Form 10 with the Securities and Exchange Commission (the “SEC”) that was declared effective on October 27, 2011 (the “Form 10”). The Form 10 included an Information Statement describing the details of the Spin-Off and providing information as to the business and management of Marriott Vacations Worldwide. We filed the final version of the Information Statement, dated October 25, 2011, with our Current Report on Form 8-K filed on November 22, 2011 (the “Information Statement”). The Spin-Off did not require stockholder approval and had no impact on Marriott International’s contractual obligations to the existing notes receivable securitizations discussed in Footnote No. 3, “Asset Securitizations,” of our audited annual Combined Financial Statements, contained in our Information Statement. Refer to Footnote No. 15, “Subsequent Events,” for further discussion related to the Spin-Off.

Principles of Combination and Basis of Presentation

The interim combined financial statements presented herein, and discussed below, have been prepared on a stand-alone basis and are derived from the interim condensed consolidated financial statements and accounting records of Marriott International. These interim combined financial statements have been prepared as if the reorganization described in “Our Spin-Off from Marriott International, Inc.” above had taken place prior to the periods presented. The combined financial statements reflect our historical financial position, results of operations and cash flows as we were historically managed, in conformity with United States generally accepted accounting principles (“GAAP”). All significant intracompany transactions and accounts within these Combined Financial Statements have been eliminated.

We refer throughout to (i) our Interim Combined Financial Statements as our “Financial Statements,” (ii) our Interim Combined Statements of Operations as our “Statements of Operations,” (iii) our Interim Combined Balance Sheets as our “Balance Sheets,” (iv) our Interim Combined Statements of Cash Flows as our “Cash Flows” and (v) Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”), which we adopted on the first day of the 2010 fiscal year, as the new “Consolidation Standard.”

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the quarter ended on the date shown in the following table, rather than the corresponding calendar quarter:

Quarter	Quarter-End Date

2011 Third Quarter	September 9, 2011
2011 Second Quarter	June 17, 2011
2011 First Quarter	March 25, 2011
2010 Fourth Quarter	December 31, 2010
2010 Third Quarter	September 10, 2010
2010 Second Quarter	June 18, 2010
2010 First Quarter	March 26, 2010

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 9, 2011, and December 31, 2010, the results of our operations for the twelve and thirty-six weeks ended September 9, 2011, and September 10, 2010, and cash flows for the thirty-six weeks ended September 9, 2011, and September 10, 2010. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations.

These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our disclosures are adequate to make the information presented not misleading, you should read these interim Financial Statements in conjunction with the audited annual Combined Financial Statements and notes to those Financial Statements included in our Information Statement.

All significant transactions between us and Marriott International have been included in these Financial Statements. The total net effect of the settlement of these intercompany transactions is reflected in the Cash Flows as a financing activity and in the Balance Sheets as Net Parent Investment.

In connection with the Spin-Off, Marriott Vacations Worldwide entered into agreements with Marriott International and other third parties that have either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the Spin-Off. These Financial Statements do not reflect the impact of these new and/or revised agreements, including licensing fees payable to Marriott International, Marriott Rewards customer loyalty program arrangements, financing, operations and personnel needs of our business. Our Financial Statements include costs for services provided by Marriott International including, for the purposes of these Financial Statements, but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect a reasonable allocation to us of the actual costs incurred to perform these services. Marriott International allocated indirect general and administrative costs to us for certain functions provided by Marriott International. These services provided to us include, but are not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support, which were allocated to us primarily on the basis of our proportion of Marriott International’s overall revenue. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent public company for the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. Following the Spin-Off, we perform these functions using our own resources or purchased services from either Marriott International or third parties. For an interim period some of these functions will continue to be provided by Marriott International under Transition Services Agreements (“TSAs”). In addition to the TSAs, we entered into a number of commercial agreements with Marriott International in connection with the Spin-Off, many of which have terms longer than one year. Refer to Footnote No. 11, “Related Party Transactions,” for further discussion related to agreements entered into effective as of the Spin-Off.

Marriott International uses a centralized approach to U.S. domestic cash management and financing of its operations. Prior to the Spin-Off, the majority of our domestic cash was transferred to Marriott International daily and Marriott International funded our operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Marriott International at the corporate level were not allocated to us for any of the periods presented. Cash and cash equivalents in our Balance Sheets primarily represent cash held locally by international entities included in our Financial Statements. We reflect transfers of cash to and from Marriott International’s domestic cash management system as a component of Net Parent Investment on the Balance Sheets. We have included debt incurred from our limited direct financing and, subsequent to the adoption of the new Consolidation Standard, historical notes receivable securitizations, on our Balance Sheets, as this debt is specific to our business. Marriott International has not allocated a portion of its external senior debt interest cost to us since none of the external senior debt recorded by Marriott International is directly related to our business. We also have not included any interest expense for cash advances from Marriott International since historically Marriott International has not allocated any interest expense related to intercompany advances to any of the historical Marriott International divisions.

Marriott International maintains self-insurance programs at a corporate level. Marriott International allocated a portion of expenses associated with these programs to us as part of the historical costs for services Marriott International provided. Marriott International did not allocate any portion of the related reserves as these reserves represent obligations of Marriott International which are not transferable. See Footnote No. 11, “Related Party Transactions,” for further description of our transactions with Marriott International.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, inventory valuation, property and equipment valuation, loan loss reserves, valuation of investments in ventures, residual interests valuation, Marriott Rewards customer loyalty program liabilities, equity-based compensation, income taxes, loss contingencies and liabilities for restructuring activities. Actual amounts may differ from these estimated amounts. For each of the periods presented, Marriott Vacations Worldwide was a subsidiary of Marriott International. The Financial Statements may not be indicative of our future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent public company during the periods presented.

New Accounting Standards

Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”) – Provisions Effective in the 2011 First Quarter

Certain provisions of ASU No. 2010-06 became effective during our 2011 first quarter. Those provisions, which amended Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the prior aggregate presentation as a single line item. The adoption did not have a material impact on our Financial Statements or disclosures.

Future Adoption of Accounting Standards

Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for us will be our 2012 first quarter. We do not believe the adoption of this update will have a material impact on our financial statements.

Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted. We believe the adoption of this update will change the order in which certain financial statements are presented and will provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

2.	INCOME TAXES

Our operating results have been included in Marriott International’s consolidated U.S. federal and state income tax returns, as well as in many of Marriott International’s tax filings for non-U.S. jurisdictions. The provision for income taxes in these Financial Statements has been determined on a separate return basis. Our contribution to Marriott International’s tax losses and tax credits on a separate return basis has been included in these Financial Statements. Our separate return basis tax loss and tax credit carry backs may not reflect the tax positions taken or to be taken by Marriott International. Tax losses and tax credits generated by us have been available for use by Marriott International and will largely remain with Marriott International after the Spin-Off.

We have unrecognized tax benefits of $2 million and $1 million at September 9, 2011 and December 31, 2010, respectively, of which approximately $2 million and $1 million at September 9, 2011 and December 31, 2010, respectively, if recognized, would affect the effective tax rate, net of resulting changes in valuation allowances.

As a large taxpayer, Marriott International is continuously under audit by the Internal Revenue Service and other taxing authorities. Although we do not anticipate that these audits will have a significant impact on our unrecognized tax benefit balance during the next 52 weeks, it is possible that the amount of our liability for unrecognized tax benefits could change over that time period.

3.	NOTES RECEIVABLE

We show the composition of our notes receivable balances (net of reserves) in the following table:

($ in millions)	September 9, 2011	December 31, 2010

Vacation ownership notes receivable - securitized	$864	$1,029
Vacation ownership notes receivable - non-securitized	314	225

	$1,178	$1,254

The following tables show future principal payments (net of reserves) as well as interest rates for our securitized and non-securitized vacation ownership notes receivable.

($ in millions)	Non-Securitized	Securitized
Fiscal Year	Vacation Ownership Notes Receivable	Vacation Ownership Notes Receivable	Total

2011	$29	$37	$66
2012	45	113	158
2013	37	118	155
2014	30	120	150
2015	28	115	143
Thereafter	145	361	506

Balance at September 9, 2011	$314	$864	$1,178

Weighted average interest rate at September 9, 2011	11.9%	13.1%	12.7%

Range of stated interest rates at September 9, 2011	0.0% to 19.5%	5.2% to 19.5%	0.0% to 19.5%

Notes Receivable Reserves

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total

Balance at year-end 2010	$129	$89	$218

Balance at September 9, 2011	$122	$63	$185

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the first three quarters of 2011:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total

Balance at year-end 2010	$129	$89	$218
Additions for current year vacation ownership product sales	21	—	21
Write-offs	(54)	—	(54)
Defaulted notes receivable repurchase activity(1)	36	(36)	—
Other (2)	(10)	10	—

Balance at September 9, 2011	$122	$63	$185

(1)	Decrease in securitized reserve and increase in non-securitized reserve was attributable to the transfer of the reserve when we repurchased the notes receivable.
(2)	Consists of static pool and default rate assumption changes.

For our combined notes receivable portfolio, we estimated average remaining default rates of 7.61 percent and 9.25 percent as of September 9, 2011 and December 31, 2010, respectively.

We show our recorded investment in non-accrual notes receivable in the following table:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total

Investment in notes receivable on non-accrual status at September 9, 2011	$101	$14	$115
Investment in notes receivable on non-accrual status at year-end 2010	$113	$15	$128

Average investment in notes receivable on non-accrual status during the first three quarters of 2011	$108	$14	$122

Average investment in notes receivable on non-accrual status during the first three quarters of 2010	$116	$8	$124

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 9, 2011:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total

31 to 90 days past due	$12	$22	$34
91 to 150 days past due	7	12	19
Greater than 150 days past due	94	2	96

Total past due	113	36	149

Current	323	891	1,214

Total vacation ownership notes receivable	$436	$927	$1,363

See Footnote No. 15, “Subsequent Events,” for more information.

4.	FINANCIAL INSTRUMENTS

The following table shows the carrying values and the fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with current guidance for disclosures on the fair value of financial instruments.

($ in millions)	At September 9, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Vacation ownership notes receivable - securitized	$864	$1,017	$1,029	$1,219
Vacation ownership notes receivable - non-securitized	314	335	225	231
Related party notes receivable	—	—	20	20
Restricted cash	65	65	66	66

Total financial assets	$1,243	$1,417	$1,340	$1,536

Non-recourse debt associated with securitized notes receivable	$(830)	$(868)	$(1,017)	$(1,047)
Other debt	(3)	(3)	(5)	(5)
Other liabilities	(30)	(31)	(30)	(26)

Total financial liabilities	$(863)	$(902)	$(1,052)	$(1,078)

Vacation Ownership Notes Receivable

We estimate the fair value of our securitized notes receivable using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model uses default rates, prepayment rates, coupon rates and loan terms for our securitized notes receivable portfolio as key drivers of risk and relative value, that when applied in combination with pricing parameters, determines the fair value of the underlying notes receivable.

We bifurcate our non-securitized notes receivable into two pools as follows:

($ in millions)	At September 9, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Vacation ownership notes receivable - eligible for securitization	$119	$140	$47	$53
Vacation ownership notes receivable - not eligible for securitization	195	195	178	178

Total financial assets	$314	$335	$225	$231

We estimate the fair value of a portion of our non-securitized notes receivable that we believe will ultimately be securitized in the same manner as securitized notes receivable. We value the remaining non-securitized notes receivable at their carrying value, rather than using our pricing model. We believe that the carrying value of such notes receivable approximates fair value because the stated interest rates of these loans are consistent with current market rates and the reserve for these notes receivable appropriately accounts for risks in default rates, prepayment rates and loan terms.

Other Notes Receivable

We estimate the fair value of our other notes receivable by discounting cash flows using risk-adjusted rates.

Non-Recourse Debt Associated with Securitized Notes Receivable

We internally generate cash flow estimates by modeling all bond tranches for our active notes receivable securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we reviewed market spreads from vacation ownership notes receivable securitizations and other asset-backed transactions that occurred in the market during the first three quarters of 2011 and fiscal year 2010. We then applied those estimated market spreads to swap rates in order to determine a discount rate to be used to estimate the fair value of the active bonds payable using the discounted cash flow method. We concluded that the fair value of the bonds exceeds the book value due to low current swap rates and credit spreads that are lower than our bond interest rates.

Other Liabilities

We estimate the fair value of our other liabilities using expected future payments discounted at risk-adjusted rates. Other liabilities represent guarantee costs and reserves and deposit liabilities and other miscellaneous liabilities. The carrying values of our guarantee costs and reserves approximate their fair values. We estimate the fair value of our deposit liabilities primarily by discounting future payments at a risk-adjusted rate.

See Footnote No. 15, “Subsequent Events,” for more information.

5.	INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At September 9, 2011	At December 31, 2010

Finished goods	$489	$652
Work-in-process	231	203
Land and infrastructure	288	551

Real estate inventory	1,008	1,406
Operating supplies and retail inventory	6	6

	$1,014	$1,412

In preparing to operate as an independent public company following the Spin-Off (see Footnote No. 1, “Summary of Significant Accounting Policies,” for additional information), management assessed our intended use of excess undeveloped land and built Luxury inventory and the current market conditions for those assets. On September 8, 2011, management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped land and to offer incentives to accelerate sales of excess built Luxury fractional and residential inventory. As the fair values of the undeveloped land and the excess built Luxury fractional and residential inventory are less than their respective carrying values, we recorded an inventory impairment charge in the 2011 third quarter of $256 million to adjust the carrying value of the inventory to its fair value. Additionally, upon the approval of the plan in the 2011 third quarter, we reclassified $57 million of this undeveloped land previously in our development plans from inventory to property and equipment. See Footnote No. 13, “Impairment Charges,” for additional information.

6.	PROPERTY AND EQUIPMENT

We show the composition of our property and equipment balances in the following table:

($ in millions)	At September 9, 2011	At December 31, 2010

Land	$152	$148
Buildings and leasehold improvements	218	219
Furniture and equipment	272	261
Construction in progress	8	18

	650	646
Accumulated depreciation	(359)	(336)

	$291	$310

As noted in Footnote No. 5, “Inventory,” management approved a plan, on September 8, 2011, to accelerate cash flow through the monetization of certain excess undeveloped land and to offer incentives to accelerate sales of excess built Luxury fractional and residential inventory. As the nominal cash flows from the planned land sales and their estimated fair values are less than their carrying values, we recorded an impairment charge in the 2011 third quarter of $68 million to adjust the carrying value of the property and equipment to its fair value. Additionally, upon the approval of this plan, we reclassified $57 million of this undeveloped land previously in our development plans from inventory to property and equipment in the 2011 third quarter. See Footnote No. 13, “Impairment Charges,” for additional information.

7.	CONTINGENCIES AND COMMITMENTS

Guarantees

We issue guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products for the Luxury and Asia Pacific segments. The terms of guarantees to lenders generally require us to fund if the purchaser fails to pay under the terms of its note payable, and Marriott International has guaranteed our performance under these arrangements. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as guaranteed notes mature or are repaid. The latest maturity date of the notes that are guaranteed is in 2020.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions)	Maximum Potential	Liability for
Segment	Amount of Future Fundings at September 9, 2011	Expected Future Fundings at September 9, 2011

Asia Pacific	$24	$—
Luxury	3	1

Total guarantees where we are the primary obligor	$27	$1

We included our liability for expected future fundings of the financing guarantees at September 9, 2011 in our Balance Sheets in the Other caption within Liabilities.

In addition to the guarantees we describe in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Refer to Footnote No. 10, “Variable Interest Entities,” for further discussion of our funding liability established in connection with an equity method investment.

Commitments and Letters of Credit

In addition to the guarantees we note in the preceding paragraphs, as of September 9, 2011, we had the following commitments outstanding:

•

A commitment for $18 million (HK$141 million) to purchase vacation ownership units upon completion of construction for sale in our Marriott Vacation Club, Asia Pacific program. We have already made deposits of $11 million in conjunction with this commitment. We expect to pay the remaining $7 million upon acquisition of the units in the first quarter of 2012.

•	$3 million (€2 million) of other purchase commitments that we expect to fund over the next three years, as follows: $1 million in each of 2012, 2013 and 2014.

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments are $1 million in 2011 and $5 million in 2012.

•

Commitments to subsidize vacation ownership associations for costs that otherwise would be covered by annual maintenance fees associated with vacation ownership interests or units that have not yet been built were $4 million and $10 million, which we expect will be paid in 2011 and 2012, respectively.

Surety bonds guaranteed by Marriott International issued as of September 9, 2011 totaled $90 million, the majority of which were requested by federal, state or local governments related to our operations.

At September 9, 2011, we had $32 million of letters of credit outstanding under Marriott International credit facilities, the majority of which related to our Asia Pacific consumer financing guarantee.

Other

We estimate the cash outflow associated with completing all phases of our existing portfolio of vacation ownership projects currently under active construction will be approximately $187 million, of which $19 million is included within liabilities on our Balance Sheet. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

8.	DEBT

We provide detail on our debt balances in the following table:

($ in millions)	At September 9, 2011	At December 31, 2010

Non-recourse debt associated with securitized notes receivable, interest rates ranging from 0.20% to 7.20% (weighted average interest rate of 4.98%)	$830	$1,017
Other	3	5

	$833	$1,022

The non-recourse debt associated with securitized notes receivable was, and to the extent currently outstanding is, secured by the related notes receivable. All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured.

Each of our securitized notes receivable pools contains various triggers relating to the performance of the underlying notes receivable. If a pool of securitized notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we typically receive from that pool (related to the interests we retained), to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the first quarter of 2011, one pool that reached a performance trigger at year-end 2010 returned to meeting performance thresholds, while one other pool reached a performance trigger. At the end of the first quarter of 2011, this was the only pool that was not meeting performance thresholds. This pool returned to compliance during the 2011 second quarter. At the end of the 2011 second and third quarters, there were no pools out of compliance. As a result of performance triggers, a total of $2 million in cash of excess spread was used to pay down debt during the first three quarters of 2011. At September 9, 2011, we had 13 securitized notes receivable pools outstanding.

We show future principal payments and unamortized discounts for our non-recourse debt associated with securitizations and other debt in the following table:

($ in millions)	Non-Recourse Debt	Other Debt	Total

2011	$39	$—	$39
2012	119	—	119
2013	125	—	125
2014	127	—	127
2015	120	—	120
Thereafter	300	3	303

Balance at September 9, 2011	$830	$3	$833

As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier due to prepayments by the notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $32 million in the first three quarters of 2011 and $37 million in the first three quarters of 2010.

See Footnote No. 15, “Subsequent Events,” for more information.

9.	SHARE-BASED COMPENSATION COSTS

Marriott International maintains the Marriott International, Inc. Stock and Cash Incentive Plan (the “Marriott International Stock Plan”) for the benefit of its officers, directors and employees. Prior to the Spin-Off, certain of our employees received awards under the Marriott International Stock Plan. The following disclosures represent the portion of the Marriott International Stock Plan maintained by Marriott International in which our employees participated. All share-based awards granted under the Marriott International Stock Plan related to Marriott International Class A Common Stock (“Marriott International common stock”). As such, all related equity account balances are reflected in Marriott International’s consolidated statements of stockholders’ equity and have not been reflected in our Financial Statements. Accordingly, the amounts presented are not necessarily indicative of future performance and do not necessarily reflect the results that we would have experienced as an independent public company for the periods presented.

Under the Marriott International Stock Plan, Marriott International awarded to certain of our employees: (1) stock options to purchase Marriott International common stock; (2) stock appreciation rights (“SARs”) for Marriott International common stock (“SAR Program”); and (3) restricted stock units (“RSUs”) of Marriott International common stock. Marriott International granted these awards at exercise prices or strike prices that were equal to the market price of Marriott International common stock on the date of grant.

We recorded share-based compensation expense related to award grants to our employees of $2 million for the twelve weeks ended September 9, 2011 and for the twelve weeks ended September 10, 2010, and $7 million for the thirty-six weeks ended September 9, 2011 and for the thirty-six weeks ended September 10, 2010. Deferred compensation costs related to unvested awards held by our employees totaled $14 million and $12 million at September 9, 2011 and December 31, 2010, respectively.

RSUs

Marriott International granted 252,972 RSUs during the first three quarters of 2011 to our employees, and those units vest generally over four years in equal annual installments commencing one year after the date of grant. RSUs granted in the first three quarters of 2011 had a weighted average grant-date fair value of $40.

SARs

Marriott International granted 17,600 SARs during the first three quarters of 2011 to our employees. These SARs expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. These SARs had a weighted average grant-date fair value of $16.

We use a binomial method to estimate the fair value of each SAR granted, under which we calculated the weighted average expected SARs terms as the product of a lattice-based binomial valuation model that uses suboptimal exercise factors. We use historical data to estimate exercise behaviors and terms to retirement for separate groups of retirement eligible and non-retirement eligible employees.

We used the following assumptions to determine the fair value of the SARs granted to our employees during the first three quarters of 2011.

Expected volatility	32%
Dividend yield	0.73%
Risk-free rate	3.4%
Expected term (in years)	8

In making these assumptions, we based risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we converted to a continuously compounded rate. We based expected volatility on the weighted-average historical volatility of Marriott International common stock, with periods with atypical stock movement given a lower weight to reflect stabilized long-term mean volatility.

10.	VARIABLE INTEREST ENTITIES

In accordance with the applicable accounting guidance for the consolidation of variable interest entities, we analyze our variable interests, including loans, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. We also use our qualitative analyses to determine if we must consolidate a variable interest entity as its primary beneficiary.

Variable Interest Entities Related to Our Notes Receivable Securitizations

We periodically securitize, without recourse, through special purpose entities, notes receivable originated in connection with the sale of vacation ownership products. These securitizations provide funding for us and transfer the economic risks and substantially all the benefits of the loans to third parties. In a notes receivable securitization, various classes of debt securities that the special purpose entities issue are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. We service the notes receivable. With each securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables or, in some cases, overcollateralization and cash reserve accounts.

At September 9, 2011, consolidated assets on our Balance Sheet included collateral for the obligations of the variable interest entities that we consolidate with a carrying amount of $919 million, comprised of $864 million of notes receivable (net of reserves), $5 million of interest receivable and $50 million of restricted cash. Further, at September 9, 2011, consolidated liabilities on our Balance Sheet included liabilities for those variable interest entities with a carrying amount of $834 million, comprised of $4 million of interest payable and $830 million of debt. The non-controlling interest balance for those entities was zero. The creditors of those entities do not have general recourse to us. As a result of our involvement with these entities, we recognized $91 million of interest income, offset by $34 million of interest expense during the first three quarters of 2011.

We show our cash flows to and from the notes securitization variable interest entities in the following table:

($ in millions)	Thirty-six Weeks Ended
	September 9, 2011	September 10, 2010

Cash inflows:
Principal receipts	$155	$164
Interest receipts	92	99

Total	247	263

Cash outflows:
Principal to investors	150	160
Repurchases	36	49
Interest to investors	32	37

Total	218	246

Net cash flow	$29	$17

Under the terms of our notes receivable securitizations, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 10 to 20 percent of the transaction’s initial mortgage balance. We made voluntary repurchases of defaulted notes receivable of $36 million during the first three quarters of 2011 and $49 million during the first three quarters of 2010. Our maximum exposure to loss relating to the entities that own these notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. See Footnote No. 15, “Subsequent Events,” for more information.

Other Variable Interest Entity

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets vacation ownership products in Hawaii. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. We have determined that we are not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is shared among the variable interest holders, and therefore we do not consolidate the entity. In 2009, we fully impaired our equity investment and certain loans receivable due from the entity. In 2010, the continued application of equity losses to our outstanding loan receivable balance reduced its carrying value to zero. Our equity in losses was $0 million and $2 million for the twelve weeks ended September 9, 2011 and September 10, 2010, respectively, and $0 million and $9 million for the thirty-six weeks ended September 9, 2011 and September 10, 2010, respectively. We may fund up to an additional $13 million and do not expect to recover this amount, which we have accrued and included in other liabilities. We do not have any remaining exposure to loss related to this entity.

11.	RELATED PARTY TRANSACTIONS

Transactions with an Equity Method Investee

We provide marketing and sales, construction management, property management and accounting services to an equity method investee. Fees for such services are $1 million and $2 million in the thirty-six weeks ended September 9, 2011 and September 10, 2010, respectively. Refer to Footnote No. 10, “Variable Interest Entities,” under the heading “Other Variable Interest Entity” for further information pertaining to our investment.

Services Provided by Marriott International and General Corporate Overhead

Our Financial Statements include costs for services provided by Marriott International including, for the purposes of these Financial Statements but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect reasonable allocation to us of the actual costs incurred to perform these services. Marriott International charged us approximately $7 million for the twelve weeks ended September 9, 2011 and for the twelve weeks ended September 10, 2010, and $22 million and $23 million for the thirty-six weeks ended September 9, 2011 and September 10, 2010, respectively, for such services.

Marriott International allocated indirect general and administrative costs to us for certain functions and services provided to us by Marriott International, including, but not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support primarily on the basis of our proportion of Marriott International’s overall revenue. Accordingly, we were allocated $3 million for the twelve weeks ended September 9, 2011 and for the twelve weeks ended September 10, 2010, and $10 million for the thirty-six weeks ended September 9, 2011 and for the thirty-six weeks ended September 10, 2010 of Marriott International’s indirect general and corporate overhead expenses, and have included these expenses in general and administrative expenses on our Statements of Operations.

We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented in accordance with Staff Accounting Bulletin Topic 1: Financial Statements. We determined that our relative revenue was a reasonable reflection of Marriott International time dedicated to the oversight of our historical business. The allocations may not, however, reflect the expense we would have incurred as an independent public company for the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. Following the Spin-Off, we perform these functions using our own resources or purchased services from either Marriott International or third parties.

Cash Management

Marriott International did not allocate to us the cash and cash equivalents that Marriott International held at the corporate level for any of the periods presented. Cash and cash equivalents in our Balance Sheets primarily represent cash held by international entities at the local level. We reflect transfers of cash to and from Marriott International’s domestic cash management system as a component of Net Parent Investment.

Historically, Marriott International has not charged us interest expense (and we have not earned interest revenue) on our net cash balance due to/from Marriott International, except for amounts capitalized in inventory and property and equipment.

Our weighted-average outstanding cash balance due to Marriott International was approximately $773 million and $1,014 million for the thirty-six weeks ended September 9, 2011 and September 10, 2010, respectively. We reflect the total net effect of the settlement of these intercompany transactions in our Cash Flows as a financing activity and in our Balance Sheets as Net Parent Investment.

The transactions to reconcile the Net Parent Investment, including our use of cash from Marriott International, and cash provided to Marriott International by us, are reflected in our Statements of Cash Flows. The change in the Net Parent Investment is the sum of our cash flows from operations, investing activities and financing activities, excluding the change in Net Parent Investment.

Refer to Cash Flows for more information.

Marriott Rewards Customer Loyalty Program

We historically participated in the Marriott Rewards customer loyalty program and offered points as incentives to vacation ownership purchasers and/or in connection with exchange or other activities. This program, which Marriott International maintained and administered, is a frequent customer loyalty program in which program members earn or receive points based on the monetary spending at Marriott International's lodging operations or as an incentive to purchase vacation ownership and residential products. Points cannot be redeemed for cash. We included approximately $20 million and $6 million for the twelve weeks ended September 9, 2011 and September 10, 2010, respectively and $62 million and $48 million for the thirty-six weeks ended September 9, 2011 and September 10, 2010, respectively, for the estimated cost of future redemptions of points that Marriott International issued on our behalf in our historical segment results.

Guarantees

Prior to the Spin-Off, Marriott International provided guarantees of our performance under various contractual arrangements including responsibilities related to surety bonds, servicing securitized notes receivable and guarantees that we provide to third parties.

Fee Sharing

We share management fees received from vacation ownership associations for our Luxury segment developments with Marriott International, generally on a 50/50 basis. Our portion of the fees shared was $1 million for the twelve weeks ended September 9, 2011 and for the twelve weeks ended September 10, 2010, and $2 million for the thirty-six weeks ended September 9, 2011 and for the thirty-six weeks ended September 10, 2010, which we have presented in the Resort management and other services revenues caption of our Statements of Operations.

Agreements with Marriott International

On November 17, 2011, we entered into a separation and distribution agreement and several other agreements with Marriott International to effect the Spin-Off and to provide a framework for our relationship with Marriott International. These agreements govern the relationship between us and Marriott International subsequent to the completion of the Spin-Off and provide for the allocation between us and Marriott International of assets, liabilities and obligations attributable to periods prior to the Spin-Off. Because the terms of these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

The separation and distribution agreement between us and Marriott International contains the key provisions relating to the separation of our business from Marriott International and the distribution of our common stock to Marriott International stockholders. The separation and distribution agreement identifies the assets to be transferred to Marriott International or to us and liabilities to be assumed by Marriott International or by us prior to the Spin-Off so that each company retains the assets of, and the liabilities associated with, its respective businesses. The separation and distribution agreement also provides for the settlement or extinguishment of certain liabilities and other obligations in existence between us and Marriott International as of the date of the distribution of our common stock. In accordance with the separation and distribution agreement, we agreed that we had sufficient working capital as of the date of the distribution of our common stock to meet our anticipated needs, and that we would pay Marriott International $22.5 million within 120 days after the date of the distribution of our common stock, primarily to reimburse Marriott International for certain costs incurred in connection with the Spin-Off related to our new credit facilities (see Footnote No. 15, “Subsequent Events”) and to implement and modify our information resource systems. We on one hand, and Marriott International on the other, agreed in the separation and distribution agreement to indemnify each other against certain liabilities in connection with the Spin-Off and our respective businesses.

In accordance with the separation and distribution agreement, we also entered into several other agreements with Marriott International and its affiliates, including, among others: a tax sharing and indemnification agreement; an employee benefits and other matters allocation agreement; a non-competition agreement; a Marriott Rewards affiliation agreement; and transition services agreements. We also entered into license agreements under which we have the right to use certain Marriott International and Ritz-Carlton marks and intellectual property in exchange for (i) a fixed annual fee of $50 million plus (ii) two percent of the gross sales price paid to us for initial developer sales of interests in vacation ownership units and residential real estate units and one percent of the gross sales price paid to us for resales of interests in vacation ownership units and residential real estate units, in each case that are identified with or use the Marriott or Ritz-Carlton marks.

12.	COMPREHENSIVE INCOME AND DIVISIONAL EQUITY

We detail comprehensive income in the following table:

($ in millions)	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 9,	September 10,	September 9,	September 10,
	2011	2010	2011	2010

Net (loss) income	$(221)	$19	$(186)	$49

Other comprehensive income, net of tax:
Foreign currency translation adjustments	1	2	1	8

Total other comprehensive income, net of tax	1	2	1	8

Total comprehensive (loss) income	$(220)	$21	$(185)	$57

The following table details changes in divisional equity:

($ in millions)	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Equity

Balance at year-end 2010	$1,876	$28	$1,904
Net (loss) income	(186)	—	(186)
Currency translation adjustments	—	1	1
Other derivative instrument adjustments	—	—	—
Net transfers to Parent	(71)	—	(71)

Balance at September 9, 2011	$1,619	$29	$1,648

13.	IMPAIRMENT CHARGES

In preparation for the Spin-Off (see Footnote No. 1, “Summary of Significant Accounting Policies,” for additional information), management assessed the intended use of excess undeveloped land and built inventory and the current market conditions for those assets. On September 8, 2011, management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped land in the United States, Mexico, and the Bahamas over the next 18 to 24 months and to accelerate sales of excess built Luxury fractional and residential inventory over the next three years. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built Luxury inventory were less than their respective carrying values, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in our 2011 third quarter Income Statements under the “Impairment” caption.

We estimated the fair value of the land by using recent comparable sales data for the land parcels, which we determined were Level 3 inputs. We estimated the fair value of the excess built Luxury fractional and residential inventory using cash flow projections discounted at risk premiums commensurate with the market conditions of the related projects. We used Level 3 inputs for these discounted cash flow analyses and our assumptions included: growth rate and sales pace projections, additional sales incentives such as pricing discounts, and marketing and sales cost estimates.

Grouped by product type and/or geographic location, these impairment charges consisted of $113 million associated with nine North American Luxury fractional and mixed use properties, $2 million related to one project in our European vacation ownership business, and $209 million associated with Corporate and Other, including $203 million related to undeveloped land parcels associated with five vacation ownership properties and $6 million of software previously under development that will not be completed and used under our new strategy.

The following table details the composition of these charges.

($ in millions)	Luxury Segment	Europe Segment	Corporate and Other	Total

Inventory impairment	$107	$2	$147	$256
Property and equipment impairment	6	—	62	68

Total	$113	$2	$209	$324

Additionally, upon the approval of the plan in the 2011 third quarter to dispose of certain undeveloped land parcels, we reclassified $57 million of these land parcels previously in our development plans from inventory to property and equipment.

We also reviewed the remainder of our inventory assets and determined that there were no other adjustments needed to our vacation ownership inventory, which is recorded at the lower of cost or fair value less cost to sell.

14.	BUSINESS SEGMENTS

We operate our business in four segments:

•

In our North America segment, we develop, market, sell and manage vacation ownership products under the Marriott Vacation Club and Grand Residences by Marriott brands in the United States and the Caribbean. We also develop, market, sell and manage resort residential real estate located within our vacation ownership developments under the Grand Residences by Marriott brand.

•

In our Luxury segment, we develop, market, sell and manage luxury vacation ownership products under the Ritz-Carlton Destinations Club brand. We also sell whole ownership luxury residential real estate under the Ritz-Carlton Residences brand.

•	In our Europe segment, we develop, market, sell and manage vacation ownership products in several locations in Europe.

•

In our Asia Pacific segment, we operate Marriott Vacation Club, Asia Pacific, a points program we introduced in 2006 that we specifically designed to appeal to vacation preferences of the Asian market.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative and other expenses. We do not allocate corporate interest expense to our segments. We include interest income specific to segment activities within the appropriate segment. We allocate other gains and losses, equity in earnings or losses from our joint ventures, general and administrative expenses, and income or losses attributable to noncontrolling interests to each of our segments. Corporate and other represents that portion of our revenues, general, administrative and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

Revenues

($ in millions)	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 9,	September 10,	September 9,	September 10,
	2011	2010	2011	2010

North America	$296	$279	$899	$873
Luxury	21	19	71	73
Europe	39	39	95	93
Asia Pacific	22	23	64	66

Total segment revenues	378	360	1,129	1,105
Corporate and other	—	—	—	—

	$378	$360	$1,129	$1,105

Net (Loss) Income

($ in millions)	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 9,	September 10,	September 9,	September 10,
	2011	2010	2011	2010

North America	$55	$69	$193	$199
Luxury	(120)	(9)	(132)	(25)
Europe	5	6	9	10
Asia Pacific	2	2	2	8

Total segment financial results	(58)	68	72	192
Corporate and other	(244)	(38)	(313)	(114)
Benefit (provision) for income taxes	81	(11)	55	(29)

	$(221)	$19	$(186)	$49

Assets

($ in millions)	At Period-End
	September 9,	December 31,
	2011	2010

North America	$1,052	$1,355
Luxury	149	368
Europe	104	104
Asia Pacific	59	61

Total segment assets	1,364	1,888
Corporate and other	1,398	1,754

	$2,762	$3,642

15.	SUBSEQUENT EVENTS

Spin-Off

On October 25, 2011, the Marriott International board of directors approved the spin-off of its vacation ownership division into an independent public company, Marriott Vacations Worldwide, through the distribution of 100 percent of the outstanding shares of Marriott Vacations Worldwide common stock to the stockholders of Marriott International. In accordance with a separation and distribution agreement between Marriott International and Marriott Vacations Worldwide, the distribution of Marriott Vacations Worldwide common stock was made on November 21, 2011, with Marriott International stockholders receiving one share of Marriott Vacations Worldwide common stock for every ten shares of Marriott International common stock held as of close of business Eastern time on the record date of November 10, 2011. Fractional shares of Marriott Vacations Worldwide common stock were not distributed; any fractional share of Marriott Vacations Worldwide common stock otherwise issuable to a Marriott International stockholder was sold in the open market on such stockholder’s behalf, with such stockholders receiving a cash payment in lieu of such fractional share. Marriott International received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the distribution of shares of Marriott Vacations Worldwide common stock in the Spin-Off qualifies as tax-free to Marriott International, Marriott Vacations Worldwide and Marriott International stockholders for U.S. federal income tax purposes under Sections 355 and 368(a) and related provisions of the Internal Revenue Code of 1986, except for cash received in lieu of fractional shares. Following the Spin-Off, Marriott International retained no ownership interest in Marriott Vacations Worldwide, and each company has its own board of directors and management. Our Form 10 filed with the SEC, which described the Spin-Off, was declared effective on October 27, 2011. All subsidiaries and equity method investments not contributed by Marriott International to Marriott Vacations Worldwide remained with Marriott International. On November 22, 2011, our common stock began trading on the New York Stock Exchange under the ticker symbol “VAC”.

Borrowings

On September 28, 2011, we closed a $300 million warehouse credit facility (the “Warehouse Credit Facility”) that allows for the securitization of vacation ownership notes receivable on a non-recourse basis, pursuant to the terms of the facility. The revolving period of the facility is one year. The notes receivable that we securitize under the facility will be similar in nature to the notes receivable we have securitized in the past. Borrowings under the facility will bear interest at a rate of LIBOR plus 1.25 percent and are limited at any point to the advance rate on the aggregate amount of eligible notes receivable at such time. The advance rate of receivables securitized using the facility vary based on the characteristics of the obligor on each securitized note receivable.

On October 5, 2011, we made the first draw on the Warehouse Credit Facility. The carrying amount of notes receivable securitized was $154 million. The advance rate was 81 percent, which resulted in gross proceeds of $125 million. Net proceeds were $122 million due to the funding of a reserve account in the amount of $1 million, cash transaction costs of $2 million and costs of less than $1 million associated with entering into a derivative transaction to cap the interest rate. Estimated additional transaction costs are $1 million. The securitized notes receivable included $16 million of notes receivable that we repurchased in the fourth quarter of 2011 from two consolidated special purpose entities that we initially used to securitize the notes receivable in 2003. Proceeds from the draw on the Warehouse Credit Facility were transferred to Marriott International in settlement of certain intercompany account balances.

On October 20, 2011, we entered into a four-year revolving credit facility (the “Revolving Corporate Credit Facility”) with a borrowing capacity of $200 million that will provide support for our business, including ongoing liquidity and letters of credit, including a letter of credit sub-facility of $120 million, with a syndicate of banks led by JP Morgan Chase Bank. On

November 21, 2011, we closed the Revolving Corporate Credit Facility by satisfying all conditions precedent to borrowing. Borrowings under the Revolving Corporate Credit Facility will generally bear interest at a floating rate at the Eurodollar rate plus an applicable margin that varies from 2.75 percent to 4 percent depending on our credit rating. The facility’s credit agreement contains affirmative and negative covenants and representations and warranties customary for financings of this type. In addition, the Revolving Corporate Credit Facility contains financial covenants, including covenants requiring us to maintain (a) minimum consolidated tangible net worth of not less than the sum of (i) 80 percent of our consolidated tangible net worth as set forth on an opening balance sheet plus (ii) 80 percent of any increase in consolidated tangible net worth attributable to the issuance of equity after the date of such opening balance sheet; (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the Revolving Corporate Credit Facility) of 6 to 1 through the end of the 2013 first fiscal quarter, which maximum ratio decreases to 5.25 to 1 through the end of the 2014 fiscal year and to 4.75 to 1 thereafter; and (c) a minimum consolidated adjusted EBITDA, as defined in the Revolving Corporate Credit Facility, to interest expense of not less than 3 to 1. The facility is guaranteed by Marriott Vacations Worldwide and by each of our direct and indirect, existing and future, domestic subsidiaries (excluding certain special purpose subsidiaries), and is secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors, subject to certain exceptions.

On October 26, 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. On October 28, 2011, Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, the annual cash dividend rate will be reset to the five-year U.S. Treasury rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and a premium if liquidation occurs during the first five years after the issuance of the preferred stock.

Dispositions

On October 25, 2011, we completed a bulk sale of land and developed inventory, classified as inventory within our Luxury segment. Net cash proceeds totaled $17 million and we recorded a net gain of $2 million. We accounted for the sale under the full accrual method in accordance with accounting for sales of real estate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations, which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this Quarterly Report on Form 10-Q preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Our Financial Statements, which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Quarterly Report on Form 10-Q, however, may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been operated as a separate, independent entity during the periods presented, or what our financial condition, results of operations and cash flows may be in the future.

The Spin-Off

On October 25, 2011, the Marriott International board of directors approved the spin-off of its vacation ownership division into an independent public company, Marriott Vacations Worldwide, through the distribution of 100 percent of the outstanding shares of Marriott Vacations Worldwide common stock to the stockholders of Marriott International. In accordance with a separation and distribution agreement between Marriott International and Marriott Vacations Worldwide, the distribution of Marriott Vacations Worldwide common stock was made on November 21, 2011, with Marriott International stockholders receiving one share of Marriott Vacations Worldwide common stock for every ten shares of Marriott International common stock held as of the close of business Eastern time on the record date of November 10, 2011.

Business and Overview

We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive global developer, marketer and seller of vacation ownership and related products under the Ritz-Carlton Destination Club brand. Ritz-Carlton generally provides on-site management for Ritz-Carlton branded properties.

Our business is grouped into four segments: North America, Luxury, Europe and Asia Pacific. We operate 64 properties (under 71 separate resort management contracts) in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts and related on-site operations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

Conditions for our vacation ownership business have remained relatively unchanged throughout 2011 when compared to 2010. Through the first three quarters of 2011, we:

•	Generated $1,129 million of total revenues, including $442 million from the sale of vacation ownership products, and $249 million of cash flows from operating activities.

•

Continued to expand our Marriott Vacation Club DestinationsTM (“MVCD”) points-based vacation ownership program in North America and the Caribbean, offering greater flexibility, further personalization and more experience opportunities for our owners. As of the end of the third quarter of 2011, over 83,000 of our weeks-based owners have enrolled in this program, representing over 153,000 weeks.

As discussed in more detail below and in Footnote No. 13 to our Financial Statements, “Impairment Charges,” in preparing for the Spin-Off, management approved a plan on September 8, 2011, to accelerate cash flow through the monetization of certain excess undeveloped land and excess built Luxury inventory. As a result of adopting this plan, we recorded a pre-tax non-cash impairment charge of $324 million in our third quarter financial statements to write-down the value of these assets.

Below is a summary of significant accounting policies used in our business that will be used in describing our results of operations.

Sales of Vacation Ownership Products

We recognize revenues from our sales of vacation ownership products when all of the following conditions exist:

•	A binding sales contract has been executed;

•	The statutory rescission period has expired;

•	The receivable is deemed collectible;

•	The criteria for percentage of completion accounting are met; and

•	The remainder of our obligations are substantially completed.

Sales of vacation ownership products may be made for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive a minimum downpayment equal to ten percent of the purchase price plus the fair value of certain sales incentives provided to the purchaser. Prior to the launch of the MVCD program in mid-2010, these sales incentives typically included Marriott Rewards Points; however, in connection with the launch of the MVCD program, we offered an alternative sales incentive that we refer to as “plus points”. These plus points are redeemable for stays at our resorts, generally within one year from the date of issuance. All sales incentives are only awarded if the sale is closed.

When construction of a purchased vacation ownership product is not complete, we recognize revenues using the percentage-of-completion (“POC”) method of accounting. Under the POC method, sales may only be recognized when the preliminary construction phase is complete and a minimum of 10 percent of expected sales has been achieved. The completion percentage is determined by the proportion of life-to-date real estate inventory costs incurred to total estimated costs, with that percentage being applied to life-to-date revenues to determine the amount of revenue to be recognized. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized in subsequent periods as the construction is completed in the same proportion as the costs incurred compared to the total expected costs for completion. Our points-based ownership programs generally require that we only sell completed inventory and, given that we expect most of our sales to be completed under the points-based programs going forward, we do not expect the POC method of accounting to result in a significant deferral of revenues in the future. As of the 2011 third quarter, we had less than $1 million of deferred revenues related to sales of vacation ownership products at projects that were not completed.

As a result of the downpayment requirements with respect to financed sales and the statutory rescission periods, we often defer revenues associated with the sale of vacation ownership products from the date of the purchase agreement to a future period. When comparing results year-over-year, this deferral frequently generates significant variances, which we categorize as the impact of revenue reportability.

Finally, as more fully described in the “Financing” section below, we record an estimate of expected uncollectibility on all notes receivable (also known as a notes receivable reserve) from vacation ownership purchases as a reduction of revenues from the sale of vacation ownership products at the time we recognize revenues from a sale.

We report, on a supplemental basis, contract sales for each of our four segments. Contract sales represent the total amount of vacation ownership product sales from purchase agreements signed during the period where we have received a downpayment of at least 10 percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Combined Statements of Operations due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

Total contract sales include sales from company-owned projects as well as sales generated under a marketing and sales arrangement with a joint venture. Revenue associated with the company-owned contract sales is reflected as sales of vacation ownership products while revenue associated with joint venture contract sales is reflected on the Equity in losses line on the Combined Statements of Operations.

Prior to 2011, we established cancellation allowances for previously reported contract sales in anticipation that a portion of these contract sales would not be realized due to contract cancellations prior to closing. These cancellation allowances related mainly to our Luxury segment where we were selling vacation ownership products well in advance of completion of construction. Given the significant amount of time between the date of the purchase agreement and ultimate closing of the sale for these projects, as well as the significant weakness in the overall economic environment and, in particular, the luxury real estate market during 2008, 2009 and 2010, many customers decided not to complete their purchases. As we do not have any luxury products under construction, we do not anticipate having significant additional cancellation allowances in the future.

Cost of vacation ownership products includes costs to develop and construct the project (also known as real estate inventory costs) as well as other non-capitalizable costs associated with the overall project development process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or real estate inventory costs for the project, a non-cash adjustment is recorded in our Combined Statements of Operations to true-up revenues and costs in the period in which the change in estimate occurred to those that would have been recorded historically if the revised estimates had been used. These true-ups will have a positive or negative impact on our Combined Statements of Operations.

We refer to revenues from the sale of vacation ownership products less the cost of vacation ownership products and marketing and sales costs as revenues from the sale of vacation ownership products, net of expenses.

Resort Management and Other Services

Our resort management and other services revenues includes revenues we earn for managing our resorts, providing ancillary offerings including food and beverage, retail, and golf and spa offerings, and for providing other services to our guests.

We provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services for property owners’ associations. We receive compensation for such management services which is generally based on either a percentage of total costs to operate the resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. With the launch of the MVCD program in mid-2010, we also receive additional fees for services we provide to our property owners’ associations and certain annual and transaction based fees charged to owners and other third parties for services.

Resort management and other services expenses include costs to operate the food and beverage and other ancillary operations and overall customer support services, including reservations.

Financing

We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase for the thirty-six week periods of 2011 and 2010 were as follows:

	Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010
Average FICO score	736	734

The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the loan, which is generally 10 years. The interest income earned from the financing arrangements is earned on an accrual basis on the principal balance outstanding over the life of the arrangement and is recorded as financing revenues on our Combined Statements of Operations.

Financing revenues include interest income earned on notes receivable as well as fees earned from servicing the existing loan portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes.

In the event of a default, we generally have the right to foreclose on or revoke the vacation ownership interest. We typically return interests that we reacquire through foreclosure or revocation back to developer inventory. As discussed above, we record a notes receivable reserve at the time of sale and classify the reserve as a reduction to revenues from the sales of vacation ownership products in our Combined Statements of Operations. See “Description of Material Indebtedness and Other Financing Arrangements—Warehouse Credit Facility” in our Information Statement for a description of the terms of our Warehouse Credit Facility and the related impact of notes receivable defaults on our Warehouse Credit Facility covenants. Historical default rates for the thirty-six week periods of 2011 and 2010 were as follows:

	Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010
Historical default rates	3.6%	4.3%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We obtain rental inventory from:

•	Unsold inventory; and

•	Inventory we control because owners have elected various usage options.

Rental revenues are primarily the revenues we earn from renting this inventory. Since the launch of the MVCD program, we also recognize rental revenue from the utilization of plus points when those points are redeemed for rental stays at one of our resorts or upon expiration.

Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternate usage rights, including Marriott Rewards Points, for owners that elect to exchange their inventory;

•

Subsidy payments to property owner associations at resorts that are in the early phases of construction where maintenance fees collected from the owners are not sufficient to support operating costs of the resort;

•	Marketing costs and direct operating and related expenses in connection with the rental business (e.g., housekeeping, credit card expenses and reservation services); and

•

Costs associated with the banking and borrowing usage option that is available under our MVCD program. Owners that enroll in this program can use their allotment of points in the current year, “bank” their current year points for use in the following year or “borrow” points from the following year for use in the current year. When a net banking position exists, we establish a liability to provide future point fulfillment. This liability is relieved over the following year’s usage period. When a net borrowing position exists, nothing is recorded as we are able to utilize unrented unsold inventory to meet owner usage demands.

Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (e.g., two bedroom, one bedroom or studio unit), and owner use and exchange behavior. Further, as our ability to rent certain inventory in our Luxury and Asia Pacific segments is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our vacation units are either full villas or “lock-off” villas. Lock-off villas are units that can be separated into a master unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” night is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. “Transient keys” represent the blended mix of inventory available for rent and include all of the combined inventory configurations available in our resort system.

Other

We also record other revenues, which are primarily fees received from our external exchange company, fees received from the settlement process for sales of vacation ownership products and tour deposit forfeitures.

Cost Reimbursements

Cost reimbursements revenue includes direct and indirect costs that property owners’ associations and joint ventures we participate in reimburse to us. In accordance with the accounting guidance for “gross versus net” presentation, we record these revenues on a gross basis. We recognize cost reimbursements revenue when we incur the related reimbursable costs. These costs primarily consist of payroll and payroll related costs for management of the property owners’ associations and other services we provide where we are the employer, and for development and marketing and sales services that joint ventures contract with us to perform. Cost reimbursements are based upon actual expenses with no added margin.

Other Items

We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products;

•	Marketing and sales costs as a percentage of revenues from the sale of vacation ownership products; and

•

With the launch of the MVCD program, Volume Per Guest (“VPG”). We calculate VPG by dividing contract sales, excluding telesales and other sales that are not attributed to a tour at a sales location, by the number of sales tours. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests that make a purchase.

Combined Results

The following discussion presents an analysis of results of our operations for the twelve weeks and thirty-six weeks ended September 9, 2011, compared to the twelve weeks and thirty-six weeks ended September 10, 2010.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9,	September 10,	September 9,	September 10,
($ in millions)	2011	2010	2011	2010
Revenues
Sales of vacation ownership products, net	$147	$138	$442	$436
Resort management and other services	57	52	165	154
Financing	39	43	119	133
Rental	53	49	148	138
Other	5	6	20	21
Cost reimbursements	77	72	235	223

Total revenues	378	360	1,129	1,105

Expenses
Costs of vacation ownership products	61	51	177	172
Marketing and sales	81	78	235	238
Resort management and other services	47	47	138	135
Financing	6	6	19	18
Rental	55	38	149	130
Other	5	5	9	12
General and administrative	18	19	56	55
Interest	10	12	32	40
Impairment (reversal)	324	—	324	(5)
Cost reimbursements	77	72	235	223

Total expenses	684	328	1,374	1,018

Equity in losses	—	(2)	—	(9)
Impairment reversals on equity investment	4	—	4	—

(Loss) income before income taxes	(302)	30	(241)	78
Benefit (provision) for income taxes	81	(11)	55	(29)

Net (loss) income	$(221)	$19	$(186)	$49

Contract Sales
Company-Owned
Vacation ownership	$162	$162	$462	$484
Residential products	2	—	4	6

Subtotal	164	162	466	490
Cancellation reversal	—	—	1	—

Total company-owned contract sales	164	162	467	490

Joint Venture
Vacation ownership	2	3	8	10
Residential products	10	—	10	4

Subtotal	12	3	18	14
Cancellation reversal (allowance)	3	(1)	3	(15)

Total joint venture contract sales	15	2	21	(1)

Total contract sales	$179	$164	$488	$489

Revenues and Expenses

Twelve Weeks Ended September 9, 2011

Revenues increased by $18 million (5 percent) to $378 million in the third quarter of 2011 from $360 million in the third quarter of 2010, reflecting $9 million of higher sales of vacation ownership products, $5 million of higher resort management and other services revenues, $5 million of higher cost reimbursements and $4 million of higher rental revenues, partially offset by $4 million of lower financing revenues.

Revenues from the sale of vacation ownership products increased $9 million (7 percent) to $147 million in the third quarter of 2011 from $138 million in the third quarter of 2010, reflecting $2 million of higher company-owned gross contract sales (before cancellation allowances) and $7 million of higher revenue reportability.

Total gross contract sales increased by $11 million (7 percent) to $176 million in the third quarter of 2011 from $165 million in the third quarter of 2010. Company-owned gross contract sales increased by $2 million (1 percent) to $164 million from $162 million, reflecting $6 million of higher contract sales in our North America segment and $1 million of higher contract sales in both our Luxury and Asia Pacific segments, partially offset by $6 million of lower contract sales in our Europe segment due to limited inventory available for sale at one project that is almost sold out and fewer tours. Joint venture gross contract sales increased by $9 million to $12 million from $3 million, driven by $10 million of higher luxury residential sales resulting from pricing incentives we extended to encourage buyers to close on pending sales from prior years. Contract sales, net of cancellation allowances, increased by $15 million to $179 million in the third quarter of 2011 from $164 million in the third quarter of 2010.

The higher contract sales in our North America segment reflected a 45 percent increase in the average price per contract to $24,017 in the 2011 third quarter from $16,612 in the 2010 third quarter, partially offset by a 30 percent decrease in the number of sales contracts executed to 4,495 in the 2011 third quarter from 6,422 in the 2010 third quarter. The increase in the average price per contract in the 2011 third quarter was driven by an increase in the minimum purchase price requirements for existing owners that make additional purchases, as well as incentives provided to all customers to encourage larger purchases. With the launch of the MVCD program in mid-2010, we focused our sales efforts on educating existing owners about this program, and we initially lowered the minimum purchase price requirements to encourage existing owners to purchase points in the new program. The decrease in the number of sales contracts executed in the 2011 third quarter was driven by a 39 percent decrease in existing owner purchases to 2,928 in the 2011 third quarter from 4,827 in the 2010 third quarter, reflecting our focus in the 2010 third quarter on enrolling existing owners in the MVCD program.

Resort management and other services revenues increased $5 million (10 percent) to $57 million in the third quarter of 2011 from $52 million in the third quarter of 2010, reflecting $3 million of higher ancillary revenues from food and beverage and golf offerings, $2 million of additional fees earned in connection with the MVCD program and $1 million of higher management fees (from $14 million to $15 million) resulting from the cumulative increase in the number of vacation ownership products sold, partially offset by $2 million of lower resales commissions.

Cost reimbursements increased $5 million (7 percent) to $77 million in the third quarter of 2011 from $72 million in the third quarter of 2010, reflecting the impact of growth across the system from new resorts and new phases of existing resorts.

Rental revenues increased $4 million (8 percent) to $53 million in the third quarter of 2011 from $49 million in the third quarter of 2010 due to the redemption of nearly $6 million of MVCD plus points for stays at our resorts in the third quarter of 2011, as well as higher rental demand, resulting in a company-wide 2 percent increase in transient rate (nearly a $5 increase per key) on relatively flat transient keys rented. This increase was partially offset by the loss of rental units in our Asia Pacific segment associated with the disposition in the 2010 fourth quarter of an operating hotel that we originally acquired for conversion into vacation ownership products. Resort occupancy, which includes owner and rental occupancy, remained flat at 93 percent in the third quarters of 2011 and 2010.

Financing revenues decreased $4 million (9 percent) to $39 million in the third quarter of 2011 from $43 million in the third quarter of 2010 due to a lower outstanding notes receivable balance, reflecting our continued collection of existing mortgage notes receivables at a faster pace than our origination of new mortgage notes receivables. The average notes receivable balance decreased $161 million to $1,373 million in the third quarter of 2011 from $1,534 million in the third quarter of 2010. The number of customers choosing to finance their vacation ownership purchase with us (we refer to the rate at which owners finance with us as “financing propensity”) was nearly 48 percent of purchasers in the third quarter of 2011 compared to roughly 44 percent in the third quarter of 2010.

Total revenues net of total expenses decreased $338 million to a loss of $306 million in the third quarter of 2011 from $32 million in the third quarter of 2010. Results reflected an unfavorable variance of $324 million related to higher impairment charges (see further discussion of these impairment charges below), $13 million of lower rental revenues net of expenses, $4 million of lower financing revenues net of expenses on lower revenues, $4 million of lower revenues from the sale of vacation ownership products net of related expenses and $1 million of lower other revenues net of expenses. These declines were partially offset by $5 million of higher resort management and other services revenues net of expenses, $2 million of lower interest expense and $1 million of lower general and administrative costs.

Rental revenues net of expenses decreased $13 million to a loss of $2 million in the third quarter of 2011 from $11 million in the third quarter of 2010. Results reflected $4 million of higher rental revenues and $1 million of lower unsold maintenance fees, offset by a $12 million unfavorable variance from a 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability resulting from lower than anticipated cost of redemptions of Marriott Rewards Points and $6 million of higher costs associated with the banking and borrowing usage option under our MVCD points program. As part of the greater flexibility offered in the MVCD program, owners have the ability to bank their MVCD program points for a limited time in order to use them for future vacations. This year, which is the first year this option is available, substantial numbers of owners have decided to defer their vacation from 2011 to 2012, combining this year’s points with next year’s points for a longer or more upscale vacation experience next year.

Revenues from the sale of vacation ownership products net of expenses decreased $4 million to $5 million in the third quarter of 2011 from $9 million in the third quarter of 2010. Results reflected $3 million for costs related to Americans with Disabilities Act (“ADA”) compliance and Hurricane Irene in the Bahamas, a $3 million unfavorable variance from the 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability, $2 million related to higher property taxes in our Luxury segment, and $1 million of higher costs associated with the mix of real estate inventory sold, partially offset by a $5 million increase in revenues net of variable expenses.

Resort management and other services revenues net of expenses increased $5 million to $10 million in the third quarter of 2011 from $5 million in the third quarter of 2010, driven by $2 million of additional fees earned in connection with the MVCD program, $4 million of MVCD program start-up costs in the 2010 third quarter and $1 million increase in management fees, partially offset by $2 million of lower resales commissions.

Interest expense decreased by $2 million to $10 million in the third quarter of 2011 from $12 million in the third quarter of 2010 due to the repayment of the debt related to the securitized notes receivable.

General and administrative costs decreased by $1 million to $18 million in the third quarter of 2011 from $19 million in the third quarter of 2010 due to continued cost management efforts and timing of expenses.

Thirty-six Weeks Ended September 9, 2011

Revenues increased by $24 million (2 percent) to $1,129 million in the first three quarters of 2011 from $1,105 million in the first three quarters of 2010, reflecting $12 million of higher cost reimbursements, $11 million of higher resort management and other services revenues, $10 million of higher rental revenues and $6 million of higher sales of vacation ownership products, partially offset by $14 million of lower financing revenues.

Cost reimbursements increased $12 million (5 percent) to $235 million in the first three quarters of 2011 from $223 million in the first three quarters of 2010, reflecting the impact of growth across the system from new resorts and new phases of existing resorts.

Resort management and other services revenues increased $11 million (7 percent) to $165 million in the first three quarters of 2011 from $154 million in the first three quarters of 2010, reflecting $8 million of additional fees earned in connection with the MVCD program, $8 million of higher ancillary revenues from food and beverage and golf offerings, and $2 million of higher management fees (from $41 million to $43 million) resulting from the cumulative increase in the number of vacation ownership products sold, partially offset by $7 million of lower resales commissions.

Rental revenues increased $10 million (7 percent) to $148 million in the first three quarters of 2011 from $138 million in the first three quarters of 2010 due to the redemption of nearly $11 million of MVCD program plus points for stays at our resorts in the first three quarters of 2011, as well as higher rental demand mainly at our North America and Europe properties resulting in a company-wide 2 percent increase in transient keys rented (12,000 additional keys) and a company-wide 5 percent increase in transient rate (nearly a $9 increase per key). This increase was partially offset by the loss of rental units in our Asia Pacific segment associated with the disposition in the 2010 fourth quarter of an operating hotel that we originally acquired for conversion into vacation ownership products. Resort occupancy, which includes owner and rental occupancy, declined slightly to 90 percent in the first three quarters of 2011, compared to 91 percent in the first three quarters of 2010.

Revenues from the sale of vacation ownership products increased $6 million (1 percent) to $442 million in the first three quarters of 2011 from $436 million in the first three quarters of 2010 driven by $25 million of lower notes receivable reserve activity from higher reserves recorded in the first three quarters of 2010 as a result of higher note receivable default and delinquency activity, as well as $4 million of higher revenue reportability, partially offset by $24 million of lower company-owned gross contract sales (before cancellation allowances).

Total gross contract sales declined by $20 million (4 percent) to $484 million in the first three quarters of 2011 from $504 million in the first three quarters of 2010. Company-owned gross contract sales decreased by $24 million (5 percent) to $466 million from $490 million, driven by $13 million of lower contract sales in our North America segment, $6 million of lower contract sales in our Europe segment, due to limited inventory available for sale at one project that is almost sold out and fewer tours, and $8 million of lower contract sales in our Luxury segment due to the continued weakness in the luxury real estate market. These declines were partially offset by $3 million of higher contract sales in our Asia Pacific segment. Joint venture gross contract sales increased by $4 million to $18 million from $14 million, driven by $6 million of higher luxury residential sales resulting from pricing incentives we extended to encourage buyers to close on pending sales from prior years. Contract sales, net of cancellation allowances, decreased by $1 million to $488 million in the first three quarters of 2011 from $489 million in the first three quarters of 2010.

The lower contract sales in our North America segment reflected an increase in the proportion of sales to existing owners at an average purchase price that was generally lower than the average purchase price for new owners. Although the average price per contract increased 4 percent to $24,071 in the first three quarters of 2011 from $23,084 in the first three quarters of 2010, the proportion of sales to existing owners increased to 67 percent in the first three quarters of 2011 from 62 percent in the first three quarters of 2010, and sales to existing owners generally had a 12 percent lower average price per contract. The increase in existing owner purchases was driven by the launch of the MVCD program in mid-2010, as we focused our sales efforts on educating existing owners about this program. The number of sales contracts executed in the first three quarters of 2011 decreased by 3 percent, or over 400 contracts, from the first three quarters of 2010, driven by a 17 percent decline, or nearly 900 contracts, in new owner purchases due to our focus on educating existing owners about the MVCD program, which we launched in the third quarter of 2010. The average price per contract for new owners increased by nearly $2,000 (or 7 percent) from the first three quarters of 2010.

Financing revenues decreased $14 million (11 percent) to $119 million in the first three quarters of 2011 from $133 million in the first three quarters of 2010 due to a lower outstanding notes receivable balance, reflecting our continued collection of existing mortgage notes receivables at a faster pace than our origination of new mortgage notes receivables. The average notes receivable balance decreased $168 million to $1,408 million in the first three quarters of 2011 from $1,576 million in the first three quarters of 2010. For the first three quarters of 2011, nearly 43 percent of purchasers financed their vacation ownership purchase with us, compared to nearly 41 percent in the first three quarters of 2010.

Total revenues net of total expenses decreased $332 million to a loss of $245 million in the first three quarters of 2011 from $87 million in the first three quarters of 2010. Results reflected an unfavorable variance of $329 million related to higher impairment charges (see further discussion of these impairment charges below), $15 million of lower financing revenues net of expenses on lower revenues and $9 million of lower rental revenues net of expenses. These declines were partially offset by $8 million of higher resort management and other services revenues net of expenses, $8 million of lower interest expense, $4 million of higher revenues from the sale of vacation ownership products net of related expenses and $2 million of higher other revenues net of expenses.

Rental revenues net of expenses decreased $9 million to a loss of $1 million in the first three quarters of 2011 from $8 million in the first three quarters of 2010. Results reflected $10 million of higher rental revenues, offset by a $12 million unfavorable variance from a 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability resulting from lower than anticipated cost of redemptions of Marriott Rewards Points, $6 million of higher costs associated with the banking and borrowing usage option under our MVCD points program and $1 million of higher variable costs driven by the increase in revenues. As part of the greater flexibility offered in the MVCD program, owners have the ability to bank their MVCD program points for a limited time in order to use them for future vacations. This year, which is the first year this option is available, substantial numbers of owners have decided to defer their vacation from 2011 to 2012, combining this year’s points with next year’s points for a longer or more upscale vacation experience next year.

Resort management and other services revenues net of expenses increased $8 million to $27 million in the first three quarters of 2011 from $19 million in the first three quarters of 2010, reflecting $8 million of additional fees earned in connection with the MVCD program and a $2 million increase in management fees, partially offset by approximately $3 million of net increases in MVCD program operating and technology costs.

Interest expense decreased by $8 million to $32 million in the first three quarters of 2011 compared to $40 million in the first three quarters of 2010 due to the repayment of the debt related to the securitized notes receivable.

Revenues from the sale of vacation ownership products net of expenses increased $4 million to $30 million in the first three quarters of 2011 from $26 million in the first three quarters of 2010. Results reflected an $11 million increase in revenues net of variable expenses and $4 million of lower costs associated with the mix of real estate inventory sold, partially offset by $5 million related to higher property taxes in our Luxury segment, $3 million of higher costs related to ADA compliance and Hurricane Irene in the Bahamas, and a $3 million unfavorable variance from the 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability.

Other revenues net of expenses increased $2 million to $11 million in the first three quarters of 2011 from $9 million in the first three quarters of 2010, primarily from a $2 million favorable true-up of the 2010 bonus accrual as a result of final payouts made in the first quarter of 2011.

Impairment Charges

As discussed in more detail in Footnote No. 13 to our Financial Statements, “Impairment Charges,” late in the third quarter of 2011 we concluded that 31% of our combined Inventory and Property and Equipment held as of June 17, 2011, the end of the 2011 second quarter, was excess given our strategies to match completed inventory with our sales pace and to pursue future “asset light” development opportunities. Management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped parcels of land; under this plan, we will seek to sell these parcels over the course of the next eighteen to twenty-four months, and we will offer incentives to accelerate sales of excess built Luxury inventory over the next three years. As a result of adopting this plan, we recorded a pre-tax non-cash impairment charge of $324 million in our third quarter financial statements to write-down the value of these assets. Based on our current plans, we believe we have identified all excess land and inventory and as of September 9, 2011, 16% of our combined Inventory and Property and Equipment held is excess. However, if our future plans change, the planned use of such assets may change. Further, to the extent that real estate market conditions change, our estimates of the fair value of such assets may change.

Twelve Weeks and Thirty-six Weeks Ended September 9, 2011

During the third quarter of 2011, we recorded pretax charges in our Combined Statements of Operations totaling a net of $320 million primarily comprised of the $324 million impairment charge noted above, partially offset by a $4 million reversal of a previously recorded funding liability.

We reversed nearly $4 million of a more than $16 million funding liability we originally recorded in 2009 related to a Luxury segment vacation ownership joint venture project, based on facts and circumstances surrounding the project, including favorable resolution of certain construction-related claims and contingent obligations to refund certain deposits relating to sales that have subsequently closed.

For additional information related to these impairment charges, including how these impairments were determined and the impairment charges grouped by product type and/or geographic location, see Footnote No. 13 to our Financial Statements, “Impairment Charges.”

During the first three quarters of 2010, we reversed a $5 million impairment due to our negotiation of a reduction in a purchase commitment with a third party.

Equity in Losses

Twelve Weeks Ended September 9, 2011

The decline in equity in losses to $0 in the third quarter of 2011 from $2 million in the third quarter of 2010 mainly reflected the discontinuance of recording equity in losses associated with a Luxury segment joint venture, when our investment in the joint venture, including loans due from the joint venture, reached zero in 2010 prior to 2011.

Thirty-six Weeks Ended September 9, 2011

The decline in equity in losses to $0 in the first three quarters of 2011 from $9 million in the first three quarters of 2010 mainly reflected the discontinuance of recording equity in losses associated with a Luxury segment joint venture, when our investment in the joint venture, including loans due from the joint venture, reached zero in 2010 prior to 2011.

Income Tax

Twelve Weeks Ended September 9, 2011

Income tax expense decreased by $92 million to a tax benefit of $81 million in the third quarter of 2011 compared to a tax provision of $11 million in the third quarter of 2010. The decrease in income tax expense is primarily related to a decrease in pretax income in the United States driven by the $324 million impairment charge in the third quarter of 2011.

Thirty-six Weeks Ended September 9, 2011

Income tax expense decreased by $84 million to a tax benefit of $55 million in the first three quarters of 2011 compared to a tax provision of $29 million in the first three quarters of 2010. The decrease in income tax expense is primarily related to a decrease in pretax income in the United States driven by the $324 million impairment charge in the third quarter of 2011.

Net Income (Loss)

Twelve Weeks Ended September 9, 2011

Net income (loss) decreased $240 million to a loss of $221 million in the third quarter of 2011 from income of $19 million in the third quarter of 2010. As discussed in more detail in the preceding sections, the $240 million decrease reflected an unfavorable variance related to impairment charges recorded during this period ($320 million), lower rental revenues net of expenses ($13 million), lower financing revenues net of expenses ($4 million) and lower revenues from the sale of vacation ownership products net of related expenses ($4 million). These decreases were partially offset by higher resort management and other services revenues net of expenses ($5 million), lower income taxes ($92 million), lower equity in losses ($2 million) and lower interest expense ($2 million).

Thirty-six Weeks Ended September 9, 2011

Net income (loss) decreased $235 million to a loss of $186 million in the first three quarters of 2011 from income of $49 million in the first three quarters of 2010. As discussed in more detail in the preceding sections, the $235 million decrease reflected an unfavorable variance related to impairment charges recorded during the period ($325 million), lower financing revenues net of expenses ($15 million), and lower rental revenues net of expenses ($9 million). These decreases were partially offset by lower income taxes ($84 million), lower equity in losses ($9 million), higher resort management and other services revenue net of expenses ($8 million), lower interest expense ($8 million), and higher revenues from the sale of vacation ownership products net of related expenses ($4 million).

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

EBITDA, a financial measure which is not prescribed or authorized by GAAP, reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance, and we use it to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of performance. Our Adjusted EBITDA excludes the impact of our impairment charges and includes the impact of interest expense associated with our debt from the securitization of our notes receivable. We include the interest expense related to debt from the securitization of our notes receivable in determining Adjusted EBITDA as the debt is secured by notes receivable that have been sold to bankruptcy remote special purpose entities, and is not recourse generally to us or to our business. We evaluate Adjusted EBITDA, which adjusts for these items to allow for period-over-period comparisons of our ongoing core operations before material charges, to measure our ability to service our non-securitized debt. EBITDA and Adjusted EBITDA also facilitate our comparison of results from our ongoing operations with results from other vacation ownership companies.

EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do or may not calculate it at all, limiting Adjusted EBITDA’s usefulness as a comparative measure. The table below shows our EBITDA and Adjusted EBITDA calculations and reconciles those measures with Net Income (Loss).

($ in millions)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9,	September 10,	September 9,	September 10,
	2011	2010	2011	2010

Net (loss) income	$(221)	$19	$(186)	$49
Interest Expense	10	12	32	40
Tax (benefit) provision, continuing operations	(81)	11	(55)	29
Depreciation and amortization	8	9	25	27

EBITDA	(284)	51	(184)	145

Restructuring expenses	—	—	—	44
Impairment charges:
Impairment (reversal)	324	—	324	(5)
Impairment reversals on equity investment	(4)	—	(4)	—
Consumer financing interest expense	(10)	(12)	(32)	(40)

	310	(12)	288	(1)

Adjusted EBITDA	$26	$39	$104	$144

Business Segments

Our business is grouped into four business segments: North America, Luxury, Europe and Asia Pacific. The “Corporate and Other” information described below includes activities that do not collectively comprise a separate reportable segment. See Footnote No. 14 to our Financial Statements, “Business Segments,” for further information on our segments.

The table below shows our revenue for the first three quarters of 2011 for each of our segments and each of our revenue sources (dollars in millions).

Revenue Source	North America	Luxury	Europe	Asia Pacific	Total
Sales of vacation ownership products, net	$347	$12	$36	$47	$442
Resort management and other services	125	17	21	2	165
Financing	108	5	3	3	119
Rental	124	3	16	5	148
Other	19	1	—	—	20
Cost reimbursements	176	33	19	7	235

	$899	$71	$95	$64	$1,129

At the end of the third quarter of 2011, we operated the following 64 properties by segment (under 71 separate resort management contracts):

	U.S.(1)	Non-U.S.	Total
North America	43	3	46
Luxury	8	2	10
Europe	—	5	5
Asia Pacific	—	3	3

Total	51	13	64

(1)	Includes U.S. territories.

Non-GAAP Financial Measures

We report Segment financial results (as adjusted), a financial measure that is not prescribed or authorized by GAAP. We believe Segment financial results (as adjusted) better reflects a segment’s core operating performance than the comparable unadjusted measure, Segment financial results, as it adjusts this measure for impairment charges that are not representative of ongoing operations. The tables on the following pages reconcile Segment financial results (as adjusted) to the most directly comparable GAAP measure (identified by a footnote reference on the following Segment tables). This non-GAAP measure is not an alternative to revenue, net income or any other comparable operating measure prescribed by GAAP. In addition, Segment financial results (as adjusted) may be calculated and/or presented differently than measures with the same or similar names that are reported by other companies, and as a result, the Segment financial results (as adjusted) we report may not be comparable to those reported by others.

North America

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9,	September 10,	September 9,	September 10,
($ in millions)	2011	2010	2011	2010
Revenues
Sales of vacation ownership products, net	$113	$102	$347	$337
Resort management and other services	43	40	125	119
Financing	35	39	108	121
Rental	42	38	124	111
Other	5	6	19	20
Cost reimbursements	58	54	176	165

	296	279	899	873

Expenses
Costs of vacation ownership products	47	40	138	136
Marketing and sales	58	55	171	171
Resort management and other services	34	35	100	103
Rental	41	23	111	88
Other	2	3	8	9
General and administrative	1	—	2	2
Cost reimbursements	58	54	176	165

	241	210	706	674

Segment financial results	$55	$69	$193	$199

Contract Sales (company-owned)
Vacation ownership	$126	$122	$363	$379
Residential products	2	—	3	—

Total contract sales	$128	$122	$366	$379

Volume per Guest(1)	$2,560	2,337	$2,555	N/A

(1)	Includes only VPG information subsequent to the launch of the MVCD program in mid-2010.

Twelve Weeks Ended September 9, 2011

The $17 million (6 percent) increase in revenues to $296 million in the third quarter of 2011 from $279 million in the third quarter of 2010 reflected $11 million of higher sales of vacation ownership products, $4 million of higher rental revenues, $4 million of higher cost reimbursements and $3 million of higher resort management and other services revenues, partially offset by $4 million of lower financing revenues.

Revenue from the sale of vacation ownership products increased $11 million to $113 million in the third quarter of 2011 compared to $102 million in the third quarter of 2010, reflecting $6 million of higher gross contract sales and $6 million related to higher revenue reportability, partially offset by $1 million of higher notes receivable reserve activity.

Gross contract sales increased $6 million (5 percent) to $128 million in the third quarter of 2011 from $122 million in the third quarter of 2010, reflecting a 45 percent increase in the average price per contract to $24,017 in the 2011 third quarter from $16,612 in the 2010 third quarter, partially offset by a 30 percent decrease in the number of sales contracts executed to 4,495 in the 2011 third quarter from 6,422 in the 2010 third quarter. The increase in the average price per contract in the 2011 third quarter was driven by an increase in the minimum purchase price requirements for existing owners that make additional purchases, as well as incentives provided to all customers to encourage larger purchases. With the launch of the MVCD program in mid-2010, we focused our sales efforts on educating existing owners about this program, and we initially lowered the minimum purchase price requirements to encourage existing owners to purchase points in the new program. The decrease in the number of sales contracts executed in the 2011 third quarter was driven by a 39 percent decrease in existing owner purchases to 2,928 in the 2011 third quarter from 4,827 in the 2010 third quarter, reflecting our focus in the 2010 third quarter on enrolling existing owners into the MVCD program.

Rental revenues increased $4 million (11 percent) to $42 million in the third quarter of 2011 from $38 million in the third quarter of 2010 due to the redemption of nearly $6 million of MVCD plus points for stays at our resorts in the third quarter of 2011, partially offset by a 1 percent decrease in transient keys rented (over 1,500 fewer keys) and a 1 percent decrease in transient rate (nearly $2 lower per key). Resort occupancy, which includes owner and rental occupancy, remained relatively flat at nearly 94 percent in the third quarter of 2011 compared to 94 percent in the third quarter of 2010.

Cost reimbursements increased $4 million (7 percent) to $58 million in the third quarter of 2011 from $54 million in the third quarter of 2010, reflecting the impact of growth across the system from new resorts and new phases of existing resorts.

Resort management and other services revenues increased $3 million (8 percent) to $43 million in the third quarter of 2011 from $40 million in the third quarter of 2010, reflecting $1 million of higher ancillary revenues from food and beverage and golf offerings, $2 million of additional fees associated with the MVCD program, and $1 million of higher management fees (from $11 million to $12 million) resulting from the cumulative increase in the number of vacation ownership products sold, partially offset by $2 million of lower resales commissions.

Financing revenues decreased $4 million (10 percent) to $35 million in the third quarter of 2011 from $39 million in the third quarter of 2010, reflecting a lower outstanding notes receivable balance due to our continued collection of existing mortgage notes receivables at a faster pace than our origination of new mortgage notes receivables. In the third quarter of 2011 nearly 50 percent of purchasers financed their vacation ownership purchase with us compared to nearly 46 percent in the third quarter of 2010.

Segment financial results decreased $14 million to $55 million in the third quarter of 2011 from $69 million in the third quarter of 2010 due to $14 million of lower rental revenues net of expenses, $4 million of lower financing revenues net of expenses from lower revenues, and $1 million of higher general and administrative costs. These decreases were partially offset by $4 million from higher resort management and other services revenues net of expenses and $1 million of higher revenue from the sale of vacation ownership products net of related expenses.

Rental revenues net of expenses decreased $14 million to $1 million in the third quarter of 2011 from $15 million in the third quarter of 2010 as a result of a $12 million unfavorable variance from a 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability resulting from lower than anticipated cost of redemptions of Marriott Rewards Points and $6 million of higher costs associated with the banking and borrowing usage option under our MVCD points program, partially offset by the $4 million increase in rental revenues. As part of the greater flexibility offered in the MVCD program, owners have the ability to bank their points for a limited time for future vacations. This year, at the launch of the option, substantial numbers of owners have decided to defer their vacation from 2011 to 2012, combining this year’s points with next year’s points for a longer or more upscale vacation experience next year.

Resort management and other services revenues net of expenses increased $4 million to $9 million in the third quarter of 2011 from $5 million in the third quarter of 2010, driven by $2 million of additional fees earned from the MVCD program, $4 million of MVCD program start-up costs in the 2010 third quarter and a $1 million increase in management fees, partially offset by $2 million of lower resales commissions.

Revenues from the sale of vacation ownership products net of expenses increased $1 million to $8 million in the third quarter of 2011 from $7 million in the third quarter of 2010. Results reflected a $6 million increase in revenues net of variable expenses partially offset by a $3 million unfavorable variance from the 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability, $1 million of higher costs associated with the mix of real estate inventory sold, and $1 million of ADA compliance costs.

Thirty-six Weeks Ended September 9, 2011

The $26 million (3 percent) increase in revenues to $899 million in the first three quarters of 2011 from $873 million in the first three quarters of 2010 reflected $13 million of higher rental revenues, $11 million of higher cost reimbursements, $10 million of higher sales of vacation ownership products and $6 million of higher resort management and other services revenues, partially offset by $13 million of lower financing revenues.

Rental revenues increased $13 million (12 percent) to $124 million in the first three quarters of 2011 from $111 million in the first three quarters of 2010 due to the redemption of $11 million of MVCD plus points for stays at our resorts in the third quarter of 2011, as well as higher rental demand for our properties, resulting in a 1 percent increase in transient keys rented (nearly 7,000 additional keys) and a 3 percent increase in transient rate achieved (nearly a $5 increase per key). Resort occupancy, which includes owner and rental occupancy, declined slightly to 90 percent in the first three quarters of 2011 compared to 91 percent in the first three quarters of 2010.

Cost reimbursements increased $11 million (7 percent) to $176 million in the first three quarters of 2011 from $165 million in the first three quarters of 2010, reflecting the impact of growth across the system from new resorts and new phases of existing resorts.

Revenue from the sale of vacation ownership products increased $10 million to $347 million in the first three quarters of 2011 compared to $337 million in the first three quarters of 2010, reflecting $10 million related to higher revenue reportability and $13 million of lower notes receivable reserve activity due to an increase to the reserve in the first three quarters of 2010 resulting from higher note receivable default and delinquency activity, partially offset by $13 million of lower gross contract sales.

Gross contract sales decreased $13 million (3 percent) to $366 million in the first three quarters of 2011 from $379 million in the first three quarters of 2010 due to the impact of a higher proportion of sales made to existing owners at an average purchase price that was generally lower than the average purchase price for new owners. Although the average price per contract increased 4 percent to $24,071 in the first three quarters of 2011 from $23,084 in the first three quarters of 2010, the proportion of sales to existing owners increased to 67 percent in the first three quarters of 2011 from 62 percent in the first three quarters of 2010, and those sales generally resulted in a 12 percent lower average price per contract. The increase in existing owner purchases was driven by the launch of the MVCD program in mid-2010, as we focused our sales efforts on educating existing owners about this program. The number of sales contracts executed in the first three quarters of 2011 decreased by 3 percent, or over 400 contracts, from the first three quarters of 2010, driven by a 17 percent decline, or nearly 900 contracts, in new owner purchases due to our focus on educating existing owners about the MVCD program, which we launched in the third quarter of 2010. The average price per contract for new owners increased by nearly $2,000 (or 7 percent) from the first three quarters of 2010.

Resort management and other services revenues increased $6 million (5 percent) to $125 million in the first three quarters of 2011 from $119 million in the first three quarters of 2010, reflecting $8 million of additional fees associated with the MVCD program, $3 million of higher ancillary revenues from food and beverage and golf offerings, and $2 million of higher management fees (from $34 million to $36 million) resulting from the cumulative increase in the number of vacation ownership products sold, partially offset by $7 million of lower resales commissions.

Financing revenues decreased $13 million (11 percent) to $108 million in the first three quarters of 2011 from $121 million in the first three quarters of 2010, reflecting a lower outstanding notes receivable balance due to our continued collection of existing mortgage notes receivables at a faster pace than our origination of new mortgage notes receivables. In the first three quarters of 2011 more than 44 percent of purchasers financed their vacation ownership purchase with us compared to nearly 43 percent in the first three quarters of 2010.

Segment financial results decreased $6 million to $193 million in the first three quarters of 2011 from $199 million in the first three quarters of 2010 due to $13 million of lower financing revenues net of expenses from lower revenues, and $10 million of lower rental revenues net of expenses. These decreases were partially offset by $9 million from higher resort management and other services revenues net of expenses and $8 million of higher revenue from the sale of vacation ownership products net of related expenses.

Rental revenues net of expenses decreased $10 million to $13 million in the first three quarters of 2011 from $23 million in the first three quarters of 2010 as a result of a $12 million unfavorable variance from a 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability resulting from lower than anticipated cost of redemptions of Marriott Rewards Points, $6 million of higher costs associated with the banking and borrowing usage option under our MVCD points program, and $5 million of higher variable costs driven by the $13 million increase in rental revenues.

Resort management and other services revenues net of expenses increased $9 million to $25 million in the first three quarters of 2011 from $16 million in the first three quarters of 2010 from additional fees associated with the MVCD program, net of expenses and $2 million of higher management fees.

Revenues from the sale of vacation ownership products net of expenses increased $8 million to $38 million in the first three quarters of 2011 from $30 million in the first three quarters of 2010. Results reflected an $11 million increase in revenues net of variable expenses and $1 million of lower costs associated with the mix of real estate inventory sold, partially offset by a $3 million unfavorable variance from the 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability and $1 million of ADA compliance costs.

Segment financial results (as adjusted) decreased $6 million to $193 million in the first three quarters of 2011 from $199 million in the first three quarters of 2010.

Luxury

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Revenues
Sales of vacation ownership products, net	$3	$3	$12	$16
Resort management and other services	5	3	17	13
Financing	2	2	5	6
Rental	1	—	3	2
Other	—	—	1	—
Cost reimbursements	10	11	33	36

	21	19	71	73

Expenses
Costs of vacation ownership products	5	—	11	6
Marketing and sales	5	5	11	16
Resort management and other services	6	6	20	17
Rental	5	4	16	13
Other	1	—	1	—
General and administrative	—	—	2	2
Impairment	113	—	113	—
Cost reimbursements	10	11	33	36

	145	26	207	90

Equity in losses	—	(2)	—	(8)
Impairment reversals on equity investment	4	—	4	—

Segment financial results	$(120)	$(9)	$(132)	$(25)

Segment financial results as adjusted(1)	$(11)	$(9)	$(23)	$(25)

Contract Sales
Company-Owned
Vacation ownership	$3	$2	$12	$15
Residential products	—	—	1	6

Subtotal	3	2	13	21
Cancellation reversal	—	—	1	—

Total company-owned contract sales	3	2	14	21

Joint Venture
Vacation ownership	2	3	8	10
Residential products	10	—	10	4

Subtotal	12	3	18	14
Cancellation reversal (allowance)	3	(1)	3	(15)

Total joint venture contract sales	15	2	21	(1)

Total contract sales	$18	$4	$35	$20

(1) Denotes a non-GAAP measure and includes:
Segment financial results	$(120)	$(9)	$(132)	$(25)
Add:
- Impairment	113	—	113	—
- Impairment reversals on equity investment	(4)	—	(4)	—

Segment financial results (as adjusted)	$(11)	$(9)	$(23)	$(25)

Overview

Given the continued weakness in the economy, particularly in the luxury real estate market, we have significantly scaled back our development of luxury vacation ownership products. We do not have any luxury projects under construction nor do we have any current plans for new development in this segment. While we will continue to sell existing luxury vacation ownership products, we also expect to evaluate opportunities for bulk sales of excess luxury inventory and disposition of undeveloped land.

Twelve Weeks Ended September 9, 2011

Revenues increased $2 million (11 percent) to $21 million in the third quarter of 2011 from $19 million in the third quarter of 2010, mainly reflecting $2 million of higher resort management and other services revenues.

Resort management and other services revenues increased $2 million (67 percent) to $5 million in the third quarter of 2011 from $3 million in the third quarter of 2010 due mainly to higher ancillary revenues related to stronger consumer demand. Management fees remained flat at $1 million in the third quarters of 2011 and 2010.

Segment financial results decreased $111 million to a loss of $120 million in the third quarter of 2011 from a loss of $9 million in the third quarter of 2010, reflecting an unfavorable variance of $109 million related to impairment charges and $5 million of lower revenue from the sale of vacation ownership products net of related expenses (losses), partially offset by $2 million of lower equity in losses due to the discontinuance of recording equity in losses when our investments in a joint venture, including loans from the joint venture, reached zero during 2010, and $2 million from higher resort management and other services revenues net of expenses. See further discussion of the impairment charges above and in Footnote No. 13 to our Financial Statements, “Impairment Charges.”

Revenues from the sale of vacation ownership products net of expenses decreased $5 million to a loss of $7 million in the third quarter of 2011 from a loss of $2 million in the third quarter of 2010, primarily reflecting $2 million of higher costs related to ADA compliance and Hurricane Irene in the Bahamas, $2 million related to higher property taxes, and $1 million of higher costs from the mix of real estate inventory sold.

Resort management and other services revenues net of expenses increased $2 million to a loss of $1 million in the third quarter of 2011 from a loss of $3 million in the third quarter of 2010, primarily reflecting higher revenues noted above.

Segment financial results (as adjusted) decreased by $2 million to a loss of $11 million in the third quarter of 2011 from a loss of $9 million in the third quarter of 2010.

Thirty-six Weeks Ended September 9, 2011

Revenues decreased $2 million (3 percent) to $71 million in the first three quarters of 2011 from $73 million in the first three quarters of 2010, primarily reflecting $4 million of lower revenues from the sale of vacation ownership products and $3 million of lower cost reimbursements, partially offset by $4 million of higher resort management and other services revenues.

Revenue from the sale of vacation ownership products decreased $4 million (25 percent) to $12 million in the first three quarters of 2011 from $16 million in the first three quarters of 2010, reflecting $7 million of lower company-owned contract sales volumes and $8 million related to unfavorable revenue reportability year-over-year. These declines were partially offset by $11 million of lower notes receivable reserve activity, due mainly to an increase to the reserve in the first three quarters of 2010 as a result of higher notes receivable default and delinquency activity.

Total contract sales include sales from company-owned projects as well as sales generated under a marketing and sales arrangement with a joint venture. Gross contract sales (before cancellation allowances) decreased $4 million driven mainly by lower sales of company owned residential products, partially offset by higher sales of joint venture residential products at one joint venture project resulting from pricing incentives we extended to encourage buyers to close on pending sales from prior years. Contract sales, net of cancellation allowances, increased $15 million to $35 million in the first three quarters of 2011 from $20 million in the first three quarters of 2010, reflecting a $19 million change in the cancellation allowances year-over-year. Since we do not expect to have any luxury projects under construction, we do not anticipate having significant cancellation allowances in the future.

Cost reimbursements decreased $3 million (8 percent) to $33 million in the first three quarters of 2011 from $36 million in the first three quarters of 2010 due to lower development expenditures after completion of a project by one of our joint ventures and lower marketing and sales costs incurred under our joint venture arrangements.

Resort management and other services revenues increased $4 million (31 percent) to $17 million in the first three quarters of 2011 from $13 million in the first three quarters of 2010 due mainly to higher ancillary revenues related to stronger consumer demand. Management fees remained flat at $2 million in the first three quarters of 2011 and 2010.

Segment financial results decreased $107 million to a loss of $132 million in the first three quarters of 2011 from a loss of $25 million in the first three quarters of 2010, reflecting an unfavorable variance of $109 million related to impairment charges, $2 million of lower rental revenues net of expenses (losses), and $4 million of lower revenue from the sale of vacation ownership products net of related expenses (losses), partially offset by $8 million of lower equity in losses due to the discontinuance of recording equity in losses when our investments in a joint venture, including loans from the joint venture, reached zero during 2010. Rental revenues net of expenses decreased $2 million to a loss of $13 million in the first three quarters of 2011 from a loss of $11 million in the first three quarters of 2010, primarily reflecting increased maintenance fees on unsold inventory related to a new project, bringing total maintenance costs on unsold inventory to $12 million in the first three quarters of 2011 compared to $9 million in the first three quarters of 2010. See further discussion of the impairment charges above and in Footnote No. 13 to our Financial Statements, “Impairment Charges.”

Revenues from the sale of vacation ownership products net of expenses decreased $4 million to a loss of $10 million in the first three quarters of 2011 from a loss of $6 million in the first three quarters of 2010, primarily reflecting $5 million related to higher property taxes and $2 million of higher costs related to ADA compliance and Hurricane Irene in the Bahamas, partially offset by $2 million of lower costs from the mix of real estate inventory sold.

Segment financial results (as adjusted) improved by $2 million to a loss of $23 million in the first three quarters of 2011 from a loss of $25 million in the first three quarters of 2010.

Europe

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Revenues
Sales of vacation ownership products, net	$14	$18	$36	$41
Resort management and other services	8	8	21	20
Financing	1	1	3	3
Rental	9	6	16	12
Other	—	1	—	1
Cost reimbursements	7	5	19	16

	39	39	95	93

Expenses
Costs of vacation ownership products	3	6	10	13
Marketing and sales	8	9	22	23
Resort management and other services	7	6	17	16
Rental	6	5	14	13
Other	1	1	1	1
General and administrative	—	1	1	1
Impairment	2	—	2	—
Cost reimbursements	7	5	19	16

	34	33	86	83

Segment financial results	$5	$6	$9	$10

Segment financial results as adjusted(1)	$7	$6	$11	$10

Contract Sales (company-owned)
Vacation ownership	$15	$21	$38	$44

Total contract sales	$15	$21	$38	$44

(1) Denotes a non-GAAP measure and includes:
Segment financial results	$5	$6	$9	$10
Add:
- Impairment	2	—	2	—

Segment financial results (as adjusted)	$7	$6	$11	$10

Overview

In our Europe segment, we are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Twelve Weeks Ended September 9, 2011

Revenues of $39 million in the third quarter of 2011 were flat to the third quarter of 2010, primarily reflecting $3 million of higher rental revenues from an 11 percent increase in transient keys (nearly 2,000 keys) and a 16 percent increase in transient rate (more than a $57 increase per key) and $2 million of higher cost reimbursements from growth across the system, offset by $4 million of lower revenues from the sale of vacation ownership products due primarily to lower contract sales. Management fees remained flat at $2 million in the third quarters of 2011 and 2010.

Segment financial results decreased $1 million to $5 million in the third quarter of 2011 from $6 million in the third quarter of 2010, reflecting an unfavorable variance of $2 million related to impairment charges and $1 million from lower resort management and other services revenues net of expenses, partially offset by $2 million of higher rental revenues, net of expenses. See further discussion of the impairment charges above and in Footnote No. 13 to our Financial Statements, “Impairment Charges.”

Segment financial results (as adjusted) improved by $1 million to $7 million in the third quarter of 2011 from $6 million in the third quarter of 2010.

Thirty-six Weeks Ended September 9, 2011

Revenues increased $2 million (2 percent) to $95 million in the first three quarters of 2011 from $93 million in the first three quarters of 2010, reflecting $4 million of higher rental revenues from a 19 percent increase in transient keys (nearly 6,500 keys) and an 11 percent increase in transient rate (nearly a $33 increase per key), $3 million of higher cost reimbursements from growth across the system and $1 million of higher resort management and other services revenues on higher ancillary revenues from food and beverage and golf offerings. These increases were partially offset by $5 million of lower revenues from the sale of vacation ownership products due primarily to lower contract sales. Management fees remained flat at $4 million in the first three quarters of 2011 and 2010.

Segment financial results decreased $1 million to $9 million in the first three quarters of 2011 from $10 million in the first three quarters of 2010, reflecting an unfavorable variance of $2 million related to impairment charges and $1 million of lower revenue from the sale of vacation ownership products net of related expenses due to the decline in contract sales, partially offset by $3 million of higher rental revenues, net of expenses. See further discussion of the impairment charges above and in Footnote No. 13 to our Financial Statements, “Impairment Charges.”

Segment financial results (as adjusted) improved by $1 million to $11 million in the first three quarters of 2011 from $10 million in the first three quarters of 2010.

Asia Pacific

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Revenues
Sales of vacation ownership products, net	$17	$15	$47	$42
Resort management and other services	1	1	2	2
Financing	1	1	3	3
Rental	1	5	5	13
Other	—	(1)	—	—
Cost reimbursements	2	2	7	6

	22	23	64	66

Expenses
Costs of vacation ownership products	4	3	14	12
Marketing and sales	10	9	31	28
Resort management and other services	—	—	1	(1)
Rental	3	6	8	16
General and administrative	1	1	1	1
Impairment reversal	—	—	—	(5)
Cost reimbursements	2	2	7	6

	20	21	62	57

Equity in losses	—	—	—	(1)

Segment financial results	$2	$2	$2	$8

Segment financial results as adjusted(1)	$2	$2	$2	$3

Contract Sales
Company-Owned
Vacation ownership	$18	$17	$49	$46
Total contract sales	$18	$17	$49	$46

(1) Denotes a non-GAAP measure and includes:
Segment financial results	$2	$2	$2	$8
Add:
- Impairment reversal	—	—	—	(5)

Segment financial results (as adjusted)	$2	$2	$2	$3

Twelve Weeks Ended September 9, 2011

Asia Pacific revenues declined $1 million (4 percent) to $22 million in the third quarter of 2011 from $23 million in the third quarter of 2010, reflecting $4 million of lower rental revenues due to the loss of rental units associated with the disposition of an operating hotel in the 2010 fourth quarter that we originally acquired for conversion into vacation ownership products, partially offset by $2 million of higher revenues from the sale of vacation ownership products on higher contract sales and favorable revenue reportability year-over-year.

Segment financial results of $2 million in the third quarter of 2011 were flat to the third quarter of 2010.

Thirty-six Weeks Ended September 9, 2011

Asia Pacific revenues declined $2 million (3 percent) to $64 million in the first three quarters of 2011 from $66 million in the first three quarters of 2010, reflecting $8 million of lower rental revenues due to the loss of rental units associated with the disposition of an operating hotel in the 2010 fourth quarter that we originally acquired for conversion into vacation ownership products, partially offset by $5 million of higher revenues from the sale of vacation ownership products on higher contract sales and favorable revenue reportability year-over-year, and $1 million of higher cost reimbursements. Management fees remained flat at $1 million in the first three quarters of 2011 and 2010.

Contract sales increased $3 million (7 percent) to $49 million in the first three quarters of 2011 from $46 million in the first three quarters of 2010, reflecting improved demand for our product.

Segment financial results decreased $6 million to $2 million in the first three quarters of 2011 from $8 million in the first three quarters of 2010, reflecting a $5 million unfavorable variance related to a 2010 first quarter reversal of a previously recorded impairment charge for one of our Asia Pacific projects and $2 million of lower resort management and other services revenues net of expenses, partially offset by a $1 million improvement in equity in losses.

Resort management and other services revenues net of expenses decreased to $1 million in the first three quarters of 2011 from $3 million in the first three quarters of 2010 as a result of the collection of a $2 million receivable in 2010 from a joint venture arrangement that had previously been reserved for in 2009.

Segment financial results (as adjusted) declined by $1 million to $2 in the first three quarters of 2011 from $3 million in the first three quarters of 2010.

Corporate and Other

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010

Revenues	$—	$—	$—	$—
Expenses	244	38	313	114

Corporate and Other captures information not specifically identifiable to an individual segment including gains on securitization of notes receivable and accretion of retained interests (prior to the adoption of the new Consolidation Standard), expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, and interest expense.

Twelve Weeks Ended September 9, 2011

Total expenses increased by $206 million to $244 million in the third quarter of 2011 from $38 million in the third quarter of 2010. The $206 million increase was driven by an unfavorable variance of $209 million related to impairment charges, partially offset by $2 million of lower interest expense due to the repayment of the bonds related to the securitized notes receivable and $1 million of lower general and administrative costs. See further discussion of the impairment charges above and in Footnote No. 13 to our Financial Statements, “Impairment Charges.”

Thirty-six Weeks Ended September 9, 2011

Total expenses increased by $199 million to $313 million in the first three quarters of 2011 from $114 million in the first three quarters of 2010. The $199 million increase was driven by an unfavorable variance of $209 million related to impairment charges and $1 million of higher general and administrative costs related mainly to merit compensation increases, partially offset by $8 million of lower interest expense due to the repayment of the bonds related to the securitized notes receivable and $3 million of lower other expenses primarily consisting of the favorable true-up of the 2010 bonus accrual as a result of final payouts in the 2011 first quarter. See further discussion of the impairment charges above and in Footnote No. 13 to our Financial Statements, “Impairment Charges.”

New Accounting Standards

See Footnote No. 1 to our Financial Statements, “Summary of Significant Accounting Policies,” for information related to our adoption of new accounting standards in the first three quarters of 2011 and for information on our anticipated adoption of recently issued accounting standards.

Liquidity and Capital Resources

Cash Flow Provided to Marriott International

In the first three quarters of 2011, we generated $249 million of cash flows from operating activities, compared to $340 million in the first three quarters of 2010. Our cash flow has allowed us to reduce Marriott International’s net parent investment by $71 million and $55 million in the first three quarters of 2011 and 2010, respectively.

($ in millions)	Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010

Cash provided by operating activities	$249	$340
Net transfers to parent	$(71)	$(55)

Prior to the Spin-Off, Marriott International provided cash management and other treasury services to us. As part of these services, we swept the majority of our domestic cash balances to Marriott International on a daily basis, and received funding from Marriott International for any domestic cash needs we had. As a result, our unrestricted cash and cash equivalents balances presented on our interim Combined Balance Sheets consist primarily of cash held at international locations for international cash needs.

Our New Credit Facilities and Our Future Cash Flows

In connection with the spin-off, we entered into (1) the Revolving Corporate Credit Facility, which has a borrowing capacity of $200 million and will provide support for our business, including on-going liquidity and letters of credit, and (2) the Warehouse Credit Facility, which has a borrowing capacity of $300 million and will provide financing for the receivables we originate in connection with our sale of vacation ownership products. See Footnote No. 15 to our Financial Statements, “Subsequent Events,” for additional information related to these facilities.

We anticipate generating net cash for the full 2011 fiscal year. We believe that the cash we generate from operating activities, the funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility, and our ability to raise capital through securitizations, will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements.

We have sufficient real estate inventory to meet demand for our vacation ownership products for the next several years. At the end of the 2011 third quarter, we had over $1.0 billion of inventory on hand, comprised of $489 million of finished goods, $231 million of work-in-process, and $288 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than cost of sales for the next several years. We also expect to evaluate opportunities for bulk sales of excess luxury inventory and disposition of undeveloped land in order to generate incremental cash and reduce related carrying costs.

Changes we have made to our vacation ownership product offerings also allow us to more efficiently utilize our real estate inventory. Following the launch of the MVCD program in 2010, three of our four business segments sell a points-based product offering, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we expect to have fewer resorts under construction at any given time and expect to better leverage successful sales locations at completed resorts. We expect that this will allow us to maintain long-term sales locations and minimize the need to develop and staff on-site sales locations at smaller projects in the future. We believe these points-based programs better position us to align our construction of real estate inventory with the pace of sales of vacation ownership products by slowing down or accelerating construction, as demand across our portfolio and market conditions dictate.

Cash from Operating Activities

In the first three quarters of 2011, we generated $249 million of cash flows from operating activities, compared to $340 million in the first three quarters of 2010. Our primary sources of funds from operations are (1) cash sales and downpayments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding notes receivables and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new resorts and new phases of existing resorts as well as funding our working capital needs.

We minimize working capital needs through cash management, strict credit-granting policies, and disciplined collection efforts. We have greater working capital cash needs in the first half of each year, given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of notes receivable, the closing of sales contracts for vacation ownership products and cash outlays for real estate inventory development.

In addition to our net income (loss) and changes in working capital, the following operating activities are key drivers of our cash flows from operations:

($ in millions)	Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010

Notes receivable collections in excess of new mortgages	$53	$69
Financially reportable sales less than closed sales	4	30
Real estate inventory spending less than cost of sales	92	86

See further discussion on significant changes in these cash flow components below.

Notes receivable collections in excess of new mortgages

($ in millions)	Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010

Notes receivable collections (non-securitized notes)	$69	$82
Notes receivable collections (securitized notes)	155	164
New notes receivable	(171)	(177)

Notes receivable collections in excess of new mortgages	$53	$69

We include reportable financed sales in cash from operations when cash payments are received. Notes receivable collections include principal from both non-securitized and securitized notes receivable. Collections declined in the first three quarters of 2011 compared to the first three quarters of 2010 due to the declining notes receivable balance. New notes receivable declined in the first three quarters of 2011 compared to the first three quarters of 2010 due primarily to lower vacation ownership product sales volumes, partially offset by an increase in financing propensity to nearly 43 percent in first three quarters of 2011 compared to nearly 41 percent in the first three quarters of 2010.

Financially reportable sales less than closed sales

Financially reportable sales less than closed sales reflects the difference between revenue recorded from the sale of vacation ownership products (a non-cash item) and cash received at the time the contract is closed (a cash item). The amount of Financially reportable sales less than closed sales for any individual period is impacted by the timing of revenue recognition (which is affected by percentage-of-completion accounting, downpayment requirements, notes receivable reserves, and other matters discussed above) as well as the timing of contract closings.

This item resulted in a cash inflow of $4 million in the first three quarters of 2011 compared to a cash inflow of $30 million in the first three quarters of 2010. The first three quarters of 2011 reflect closings on contract sales slightly above financially reportable sales, while the first three quarters of 2010 reflect the favorable impact of notes receivable reserve adjustments (a non-cash item), which reduced revenue in 2010 due to higher delinquency and default activity.

Real estate inventory spending less than cost of sales

($ in millions)	Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010

Real estate inventory spending	$(76)	$(80)
Real estate inventory costs	168	166

Real estate inventory spending less than cost of sales	$92	$86

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense in our Combined Statements of Operations related to sales of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from our launch of the MVCD program, our real estate inventory spending was significantly lower than our real estate inventory costs for the first three quarters of 2011 and 2010. We expect our real estate inventory spending in the near term to be modest and, on a longer term basis, to remain in line with our projected sales pace.

Cash from Investing Activities

($ in millions)	Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010

Capital expenditures for property and equipment	$(11)	$(18)
Dispositions	1	—

Net cash used in investing activities	$(10)	$(18)

Capital expenditures for property and equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and ancillary offerings at resorts such as food and beverage locations.

In the first three quarters of 2011, capital expenditures for property and equipment of $11 million included $6 million for technology spending relating primarily to systems enhancements supporting the MVCD program, with the remaining spending of $5 million to support normal business operations (e.g., sales locations and ancillary assets).

In the first three quarters of 2010, capital expenditures for property and equipment of $18 million included $12 million for technology spending mainly to facilitate the launch of the MVCD program in 2010, with the remaining spending of $6 million to support normal business operations (e.g., sales locations and ancillary assets).

Dispositions

Dispositions of property and assets generated cash proceeds of $1 million in the first three quarters of 2011 from the sale of a land parcel held in our Luxury segment.

In the fourth quarter of 2011, as outlined in Footnote No. 15 to our Financial Statements, “Subsequent Events,” we closed on the sale of a parcel of land and excess developed inventory in our Luxury segment, generating $17 million in net proceeds and a net gain of $2 million.

Cash from Financing Activities

($ in millions)	Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010

Issuance of debt related to securitizations	$—	$—
Repayment of debt related to securitizations	(187)	(208)
Repayment of third party debt	(2)	(52)
Note collections	20	—
Net transfers to parent	(71)	(55)

Net cash used in financing activities	$(240)	$(315)

Issuance / repayment of debt related to securitizations

We reflect the receipt of proceeds on the securitization of notes receivable (shown as “Issuance of debt related to securitizations” above) and repayment of those bonds payable, including note repurchases (shown as “Repayment of debt related to securitizations” above) in “Cash from Financing Activities”. There were no notes receivable securitizations in the first three quarters of 2011 or 2010 and as a result, we did not receive any proceeds from the issuance of debt related to securitizations in the first three quarters of 2011 and 2010.

Our repayment of third-party debt during the first three quarters of 2011 related to the repayment of borrowings we used to finance a sales center in our Asia Pacific segment in accordance with contractual terms. Through the first three quarters of 2010, we repaid $52 million related to borrowings that we used to finance the acquisitions of land and vacation ownership products in accordance with contractual terms.

Note collections relate to monies collected in the 2011 third quarter that were previously advanced to a related party.

The change in our net parent investment is the net transfers to Marriott International and is the sum of our operating, investing and financing activity, excluding net parent investment. Please see cash management described in Footnote No. 11 to our Financial Statements, “Related Party Transactions.”

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations” table in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Information Statement, other than those resulting from changes in the amount of debt outstanding. As of the end of the 2011 third quarter, debt decreased by $189 million to $833 million compared to $1,022 million at year-end 2010, reflecting a $186 million decrease in non-recourse debt associated with our previously securitized notes. At the end of the 2011 third quarter, future debt payments to be paid out of collections from our mortgage notes receivable, including principal and interest, totaled $990 million and are due as follows: $53 million in 2011; $156 million in 2012; $156 million in 2013; $151 million in 2014; $138 million in 2015; and $336 million thereafter.

We have guarantees to certain lenders in connection with the provision of third-party financing for our vacation ownership product sales and generally have a stated maximum amount of funding and a term of three to ten years. The terms of the guarantees require us to fund if the purchaser fails to pay under the terms of the note payable. We are then entitled to repossess the property and retain proceeds from reselling it. Our commitments under these guarantees diminish as principal payments are made by the purchaser to the third-party lender, and our performance is backed by a Marriott International letter of credit, for which we indemnify Marriott International. Our current exposure under such guarantees as of the end of the 2011 third quarter in the Asia Pacific and Luxury segments is $24 million and $3 million, respectively, and the underlying debt to third-party lenders will mature between 2011 and 2020.

Additionally, related to an equity method investment, we provided a project completion guarantee in favor of a lender as to which we have a remaining funding liability of $13 million. See Footnote No. 10 to our Financial Statements, “Variable Interest Entities,” for additional information.

For additional information on these guarantees and the circumstances under which they were entered into, see the “Guarantees” caption within Footnote No. 7 to our Financial Statements, “Contingencies and Commitments.”

In the normal course of the management business, we enter into purchase commitments with property owners’ associations to manage the daily operating needs of resorts. Since we are reimbursed from the cash flows of the resorts, these obligations have minimal impact on our net income and cash flow.

Agreements with Marriott International

On November 17, 2011, we entered into a separation and distribution agreement and several other agreements with Marriott International to effect the Spin-Off and to provide a framework for our relationship with Marriott International. These agreements govern the relationship between us and Marriott International subsequent to the completion of the Spin-Off and provide for the allocation between us and Marriott International of assets, liabilities and obligations attributable to periods prior to the Spin-Off. For additional information about the separation and distribution agreement, see the “Agreements with Marriott International” caption within Footnote No. 11 to our Financial Statements, “Related Party Transactions.”

In accordance with the separation and distribution agreement, we also entered into several other agreements with Marriott International and its affiliates, including, among others: license agreements for the use of certain Marriott International and Ritz-Carlton marks and intellectual property, a tax sharing and indemnification agreement; an employee benefits and other employment matters allocation agreement; a non-competition agreement; a Marriott Rewards affiliation agreement; and transition services agreements. The terms of these agreements have been previously disclosed in the Information Statement and subsequent filings, except that outstanding stock options and stock appreciation rights under the employee benefits and other employment matters allocation agreement shall be adjusted to reflect the relative value of (1) Marriott International common stock, ex dividend, or Marriott Vacations Worldwide common stock, when issued (giving effect to the “Distribution Ratio” of one share of Marriott Vacations Worldwide common stock distributed in the Spin-Off for every ten shares of Marriott International common stock), at the close of trading on November 21, 2011, to (2) the sum of the values of Marriott International common stock, ex dividend, and the Marriott Vacations Worldwide common stock, when issued (giving effect to the Distribution Ratio), at the close of trading on November 21, 2011.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if: (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate, or different estimates that could have been selected, could have a material effect on our combined results of operations or financial condition.

While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our financial position or results of operations. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Information Statement. Since the date of our Information Statement, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not changed materially from that disclosed in the Information Statement.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business, including adjustments proposed during governmental examinations of the various tax returns we file. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in the section entitled “Risk Factors” in the Information Statement. Since the date of our Information Statement, the Spin-Off has been completed, and we have entered into the agreements with Marriott International and its affiliates that are described in the Information Statement. We have also closed the Revolving Corporate Credit Facility that we had entered into prior to the Spin-Off. Although the Spin-Off has been completed and we have entered into these agreements, we are still subject to the risks described in our Information Statement relating to our ability to achieve the benefits of these arrangements. There have been no other material changes to the risk factors previously disclosed in the section entitled “Risk Factors” in the Information Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On October 25, 2011, our Board of Directors adopted the Marriott Vacations Worldwide Corporation Corporate Governance Principles (the “Governance Principles”), which became effective on November 7, 2011. The Governance Principles contain, among other things, the procedures by which our stockholders may recommend, for consideration by our Nominating and Corporate Governance Committee, nominees for our Board of Directors. Pursuant to the Governance Principles, our stockholders may recommend any person for consideration as a nominee by submitting the name of such person, as well as any supporting information, to the Corporate Secretary of Marriott Vacations Worldwide Corporation, 6649 Westwood Blvd., Orlando, FL 32821. The full text of the Governance Principles can be found on our website at www.marriottvacationsworldwide.com.

Item 6.	Exhibit Index

Exhibits filed as a part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

December 7, 2011	/s/ Stephen P. Weisz
	By:	Stephen P. Weisz
	Title:	President and Chief Executive Officer

/s/ John E. Geller, Jr.
	By:	John E. Geller, Jr.
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.2	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.3	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.4	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.5	Marriott Rewards Affiliation Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other signatories thereto, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.6	Non-Competition Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.7	Omnibus Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.8	Payroll Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.9	Human Resources and Internal Communications Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.10	Information Resources Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.11	Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on November 7, 2011.

10.12	Amended and Restated Indenture and Servicing Agreement, dated as of September 1, 2011, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form 10 filed on October 14, 2011.

10.13	Sale Agreement, dated as of September 1, 2011, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1, incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form 10 filed on October 14, 2011.

10.14	Amendment No. 1 to Sale Agreement, dated as of September 1, 2011, among MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form 10 filed on October 14, 2011.

10.15	$200,000,000 Credit Agreement, dated as of October 20, 2011, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions set forth in the agreement (the “Credit Agreement”), incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form 10 filed on October 24, 2011.

10.16	First Amendment, dated as of November 17, 2011, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. (“MORI”), JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions set forth therein, incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on November 22, 2011

10.17	Waiver and Second Amendment, dated as of November 18, 2011, among Marriott Vacations Worldwide Corporation, MORI, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions set forth therein, incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.16	Guarantee and Collateral Agreement, dated as of November 21, 2011, among Marriott Vacations Worldwide Corporation, MORI and certain of MORI’s subsidiaries, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the financial institutions party to the Credit Agreement, incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Information Statement, dated October 25, 2011, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Combined Statements of Income for the twelve and thirty-six weeks ended September 9, 2011, and September 10, 2010, respectively; (ii) the Interim Combined Balance Sheets at September 9, 2011, and December 31, 2010; and (iii) the Interim Combined Statements of Cash Flows for the thirty-six weeks ended September 9, 2011, and September 10, 2010, respectively. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.