Form 10-K
period 2011-12-30
Marriott Vacations Worldwide Corp
filed 2012-03-21
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-35219

MARRIOTT VACATIONS WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-2598330
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6649 Westwood Blvd., Orlando, FL	32821
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (407) 206-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value (34,175,821 shares outstanding as of March 2, 2012)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 17, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates was none because the registrant was at that time a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this Annual Report on Form 10-K (this “Annual Report”), we refer to Marriott Vacations Worldwide Corporation, together with its subsidiaries, as “Marriott Vacations Worldwide,” “MVW,” “we,” “us,” or “the Company.” Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below, rather than the corresponding calendar year. All fiscal years included 52 weeks, except for 2008, which included 53 weeks.

Fiscal Year	Fiscal Year-End Date
2011	December 30, 2011
2010	December 31, 2010
2009	January 1, 2010
2008	January 2, 2009
2007	December 28, 2007

In addition, in order to make this Annual Report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our Consolidated Statements of Cash Flows as our “Cash Flows,” and (v) Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”), which we adopted on the first day of the 2010 fiscal year, as the new “Consolidation Standard.” Please see Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for further information on some of these items.

Throughout this Annual Report, we refer to brands that we own, as well as those brands that we license from Marriott International, Inc. (“Marriott International”) or its affiliates, as our brands.

By referring to our corporate website, www.marriottvacationsworldwide.com, or any other website, we do not incorporate any such website or its contents in this Annual Report.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements throughout this Annual Report, including in, among others, the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements in this Annual Report. We do not have any intention or obligation to update forward-looking statements after the date of this Annual Report, except as required by law.

The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.

PART I

Item 1.	Business

Overview

We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive global developer, marketer and seller of vacation ownership and related products under the Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under the Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton”), a subsidiary of Marriott International generally provides on-site management for Ritz-Carlton branded properties. We are the world’s largest company whose business is focused almost entirely on vacation ownership, based on number of owners, number of resorts and revenues.

We were organized as a corporation in June 2011 and became a public company in November 2011 when Marriott International completed the spin-off of its vacation ownership division through the distribution of our outstanding common stock to the Marriott International shareholders (the “Spin-Off”). We generate most of our revenues from four primary sources: selling vacation ownership products, managing our resorts, financing consumer purchases, and renting vacation ownership inventory. As of December 30, 2011, we had 64 vacation ownership resorts (under 71 separate resort management contracts) in the United States and eight other countries and territories and approximately 420,000 owners of our vacation ownership and residential products.

Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. We believe that we have significant competitive advantages, including our scale and global reach, a dual product platform that includes both upscale and luxury tier products, the quality and strength of the Marriott and Ritz-Carlton brands, our loyal and highly satisfied customer base, and our long-standing track record and experienced management team. Our strategy focuses on leveraging our globally recognized brand names and existing customer base to grow sales; maximizing our cash flow by more closely matching inventory development with sales pace; maintaining and improving the satisfaction of our owners, guests and associates; disposing of excess assets and selectively pursuing “asset light” deals; and selectively pursuing new business opportunities.

The Vacation Ownership Industry

The vacation ownership industry (also known as the timeshare industry) enables customers to share ownership and use of fully-furnished vacation accommodations. Typically, a vacation ownership purchaser acquires either a fee simple interest in a property (or collection of properties), which gives the purchaser title to a fraction of a unit, or a right to use a property for a specific period of time. These rights may consist of a deeded interest in a specified accommodation unit, an undivided interest in a building or resort, or an interest in a trust that owns one or more resorts. Generally, a vacation ownership purchaser’s fee simple interest in or right to use a property is referred to as a “vacation ownership interest.” By purchasing a vacation ownership interest, owners make a commitment to vacation. For many vacation ownership interest purchasers, vacation ownership is an attractive vacation alternative to traditional lodging accommodations at hotels. By purchasing a vacation ownership interest, owners can avoid the volatility in room rates to which lodging customers are subject. Owners can also enjoy vacation ownership accommodations that are, on average, more than twice the size of traditional hotel rooms and typically have more amenities, such as kitchens, than traditional hotel rooms. Other vacation ownership purchasers find vacation ownership preferable to owning a second home because vacation ownership is more convenient and offers greater flexibility.

Typically, developers sell vacation ownership interests for a fixed purchase price that is paid in full at closing. Many vacation ownership companies provide financing or facilitate access to third-party bank financing for customers. Vacation ownership resorts are often managed by a nonprofit property owners’ association in which owners of vacation ownership interests participate. Most property owners’ associations are governed by a board of trustees or directors that includes representatives of the owners, which may include the developer for so long as the developer owns interests in the resort. Some vacation ownership resorts are held through a trust structure in which a trustee holds title to the resort and manages the resort. The board of the property owners’ association, or trustee, as applicable, typically delegates much of the responsibility for managing the resort to a management company, which may be affiliated with the developer.

After the initial purchase, most vacation ownership programs require the owner of the vacation ownership interest to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership resorts, including management fees and expenses, taxes, insurance, and other related costs, and of providing program services (such as reservation services). This fee typically includes a property management fee payable to the vacation ownership company for providing management services as well as an assessment for funds to be deposited into a capital asset reserve fund and used to renovate, refurbish and replace furnishings, common areas and other assets (e.g., parking lots or roofs) as needed over time. Owners typically reserve their usage of vacation accommodations in advance through a reservation system (often provided by the vacation ownership company), unless a vacation ownership interest specifies a fixed usage date every year. The vacation ownership industry has grown through expansion of established vacation ownership developers as well as the entrance into this market of well-known lodging and entertainment companies, including Marriott International, Disney, Four Seasons, Hilton, Hyatt, Starwood and Wyndham, which have developed larger resorts as the vacation ownership resort industry has matured. The industry’s growth can also be attributed to increased market acceptance of vacation ownership resorts, stronger consumer protection laws and the evolution of vacation ownership interests from a fixed- or floating-week product, which provides the right to use the same property every year, to membership in multi-resort vacation networks, which offer a more flexible vacation experience. These vacation networks often issue their members an annual allotment of points that the member can redeem in exchange for stays at the vacation ownership resorts included in the network or for other vacation options available through the program.

To enhance the appeal of their products, vacation ownership developers with multiple resorts and/or hotel affiliations typically establish systems that enable owners to use resorts across their resort portfolio and/or their affiliated hotel networks. In addition to these resort systems, developers of all sizes typically also affiliate with vacation ownership exchange companies in order to give customers the ability to exchange their rights to use the developer’s resorts into a broader network of resorts. The two leading exchange service providers are Interval International, with which we are associated, and Resort Condominium International. Interval International’s and Resort Condominium International’s networks include over 2,600 and 4,000 affiliated resorts, respectively, as identified on each company’s website.

According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2010, the U.S. vacation ownership community was comprised of approximately 1,548 resorts, representing approximately 197,600 units and an estimated 8.1 million vacation ownership week equivalents. The vacation ownership industry grew steadily between 1975 and 2008, with sales increasing from $0.1 billion in 1975 to $9.7 billion in 2008, according to ARDA. During the global recession of 2008 and 2009, the pace of growth slowed, with sales declining from $9.7 billion in 2008 to $6.3 billion in 2009. According to ARDA, the industry began to recover in 2010, with sales stabilizing at $6.4 billion in 2010. We believe there is considerable potential for further growth in the vacation ownership industry.

We believe that competition in the vacation ownership industry is based primarily on the quality, number and location of vacation ownership resorts, trust in the brand, the pricing of product offerings and the availability of program benefits, such as exchange programs and access to affiliated hotel networks. Vacation ownership is a leisure vacation option that is positioned and sold as an attractive alternative to vacation rentals (e.g., hotels, resorts and condominium rentals) and second home ownership. The various segments within the vacation ownership industry are differentiated by the quality level of the accommodations, range of services and ancillary offerings, and price. Our brands operate in the upscale and luxury tiers of the vacation ownership segment of the industry and the upscale and luxury tiers of the whole ownership segment (also referred to as the residential segment) of the industry.

Our History

In 1984, Marriott International’s predecessor, Marriott Corporation, became the first major lodging company to enter the vacation ownership industry with its acquisition of American Resorts, a small vacation ownership company with four U.S. locations and 6,000 owners. Marriott International leveraged its well-known “Marriott” brand to sell one-week vacation ownership intervals, which were frequently located at resorts developed adjacent to Marriott International hotels. The company differentiated its offerings through its high-quality resorts that were purpose-built for vacation ownership, its dedication to excellent customer service and its commitment to ethical business practices. These qualities encouraged repeat business and word-of-mouth customer referrals.

Marriott International, working with ARDA, also encouraged the enactment of responsible consumer-protection legislation and state regulation that enhanced the reputation and respectability of the overall vacation ownership industry. As Marriott International’s vacation ownership business expanded, it provided new and existing owners with a growing variety of vacation experiences and resort locations. We believe that, over time, Marriott International’s vacation ownership products and services helped improve the public perception of the vacation ownership industry. A number of other major lodging companies later entered the vacation ownership business, further enhancing the industry’s image and credibility.

On November 21, 2011, the Spin-Off of our company from Marriott International was completed. In the Spin-Off, Marriott International’s vacation ownership operations and related residential business were separated from Marriott International through a special tax-free dividend to Marriott International’s shareholders of all of the issued and outstanding common stock of our company. On the date of the Spin-Off, Marriott International shareholders of record as of the close of business on November 10, 2011 received one share of Marriott Vacations Worldwide common stock for every ten shares of Marriott International common stock. Following the Spin-Off, we are an independent company, and our common stock is listed on the New York Stock Exchange under the symbol “VAC”. Marriott Vacations Worldwide Corporation was incorporated in Delaware in June 2011. Our corporate headquarters is located in Orlando, Florida.

Prior to the Spin-Off, our business was owned by Marriott International. In connection with the Spin-Off, we and Marriott International entered into material agreements that govern the ongoing relationships between our two companies after the Spin-Off, provide for an orderly transition to our status as an independent, publicly owned company, relate to the provision by each company to the other of certain services and rights following the Spin-Off, and provide for each company to indemnify the other against certain liabilities arising from our respective businesses. Following the Spin-Off, we and Marriott International have operated independently, and neither company has any ownership interest in the other.

Under the Separation and Distribution Agreement among our company, certain of our subsidiaries and Marriott International (the “Separation and Distribution Agreement”), the principal actions taken in connection with the Spin-Off are set forth. The Separation and Distribution Agreement also sets forth other agreements that govern certain aspects of our continued relationship with Marriott International following the Spin-Off.

We also entered into a License, Services, and Development Agreement with Marriott International and its subsidiary Marriott Worldwide Corporation (the “Marriott License Agreement”) and a License, Services, and Development Agreement with The Ritz-Carlton Hotel Company, L.L.C. (the “Ritz-Carlton License Agreement” and, together with the Marriott License Agreement, the “License Agreements”). Under the License Agreements, we are granted the exclusive right, for the terms of the License Agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business. We also entered into a Non-Competition Agreement with Marriott International (the “Non-Competition Agreement”), which generally prohibits Marriott International and its subsidiaries from engaging in the vacation ownership business and prohibits us and our subsidiaries from engaging in the hotel business until the earlier of November 21, 2021 or the termination of the Marriott License Agreement.

Under the Marriott Rewards Affiliation Agreement that we and certain of our subsidiaries entered into with Marriott International and its subsidiary Marriott Rewards, LLC (the “Marriott Rewards Agreement”), we are allowed to continue to participate in the Marriott Rewards customer loyalty program following the Spin-Off; this participation includes the ability to purchase and use Marriott Rewards Points in connection with our Marriott-branded vacation ownership business. The Marriott Rewards Agreement is coterminous with the Marriott License Agreement.

We also entered into a Tax Sharing and Indemnification Agreement with Marriott International (the “Tax Sharing and Indemnification Agreement”). This agreement describes the methodology for allocating between Marriott International and ourselves responsibility for federal, state, local and foreign income and other taxes relating to taxable periods before and after the Spin-Off, and also provides that if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service in connection with the Spin-Off, taxes imposed on Marriott International or that it incurs as a result of such failure will be allocated between Marriott International and us, and each company will indemnify and hold harmless the other from and against the taxes so allocated.

The Employee Benefits and Other Employment Matters Allocation Agreement that we entered into with Marriott International (the “Employee Benefits and Other Employment Matters Allocation Agreement”) sets forth our agreement with Marriott International on the allocation of employees and obligations and responsibilities for compensation, benefits and labor matters, including, among other things, the treatment of outstanding awards under the Marriott International, Inc. Stock and Cash Incentive Plan (the “Marriott International Stock Plan”), deferred compensation obligations, retirement plans and medical and other welfare benefit plans.

We also entered into a number of transition services agreements, including an Omnibus Transition Services Agreement (the “Omnibus Transition Services Agreement”), a Payroll Services Agreement (the “Payroll Services Agreement”), a Human Resources and Internal Communications Transition Services Agreement (the “Human Resources and Internal Communications Transition Services Agreement”) and an Information Resources Transition Services Agreement (the “Information Resources Transition Services Agreement”) with Marriott International. Under these agreements, Marriott International or certain of its subsidiaries provide us with certain services for a limited time following the Spin-Off. These agreements generally have terms of up to 24 months. We may terminate any transition service upon prior notice to Marriott International, generally 120 days in advance of the service termination date. The charge for transition services is intended to allow Marriott International to recover its direct and indirect costs incurred in providing those services.

For a further discussion of these agreements, please refer to “Agreements with Marriott International Related to the Spin-Off” in Item 13 of this Annual Report.

The following timeline notes significant steps in the evolution of our business and product offerings to date:

Our Brands

We design, build, manage and maintain our properties at upscale and luxury levels in accordance with the Marriott and Ritz-Carlton brand standards that we must comply with under the License Agreements. For a further discussion of these requirements please refer to “Agreements with Marriott International Related to the Spin-Off” in Item 13 of this Annual Report.

We offer our products under four brands:

The Marriott Vacation Club brand is our signature offering in the upscale tier of the vacation ownership industry. Marriott Vacation Club resorts typically combine many of the comforts of home, such as spacious accommodations with one, two and three bedroom options, living and dining areas, in-unit kitchens and laundry facilities, with resort amenities such as large feature swimming pools, restaurants and bars, convenience stores, fitness facilities and spas, as well as sports and recreation facilities appropriate for each resort’s unique location. As of December 30, 2011, this system of resorts consisted of 53 resorts in 33 destinations in the United States and six other countries and territories.

The Marriott Vacation Club products are currently marketed for sale throughout the United States and in over 40 countries around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. We offer this brand primarily in a points-based format and to a lesser extent as weekly intervals.

Grand Residences by Marriott is an upscale tier vacation ownership and whole ownership residence brand. Our vacation ownership products under this brand currently include multi-week ownership interests in two locations: Lake Tahoe, California; and London, England. The ownership structure, physical products and usage options for these locations are similar to those we offer to Marriott Vacation Club owners, although the time period for each Grand Residences by Marriott ownership interest ranges between three and thirteen weeks. We also currently offer whole ownership residential products under this brand in two locations: Panama City, Florida; and Kauai, Hawaii. Three of our Grand Residences by Marriott locations (Lake Tahoe, Panama City and Kauai) are co-located with Marriott Vacation Club resorts.

The Ritz-Carlton Destination Club brand is our vacation ownership offering in the luxury tier of the industry. The Ritz-Carlton Destination Club provides luxurious vacation experiences commensurate with the legacy of the Ritz-Carlton brand. Ritz-Carlton Destination Club resorts typically feature two, three and four bedroom units that generally include marble foyers, walk-in closets and custom kitchen cabinetry, and luxury resort amenities such as large feature pools and full service restaurants and bars. The on-site services, which usually include daily maid service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, are delivered by Ritz-Carlton. As of December 30, 2011, the Ritz-Carlton Destination Club system consisted of ten premier destinations in the United States, the Bahamas and the Caribbean.

Ritz-Carlton Destination Club products are offered in both a points-based resort system format and in multi-week ownership interests with a specific resort preference. In the United States, this form of ownership provides our owners with real estate ownership rights in perpetuity.

The Ritz-Carlton Residences brand is a whole ownership residence brand in the luxury tier of the industry. The Ritz-Carlton Residences include whole ownership luxury residential condominiums and home sites for luxury home construction co-located with four of our Ritz-Carlton Destination Club resorts in the Bahamas; Kapalua, Hawaii; Jupiter, Florida; and San Francisco, California. Owners can typically purchase condominiums that vary in size from one-bedroom apartments to spacious penthouses. Ritz-Carlton Residences are situated in settings ranging from city center locations to golf and beach communities with private homes where residents can avail themselves of the services and facilities that are associated with the co-located Ritz-Carlton Destination Club resort on an a la carte basis. On-site services are delivered by Ritz-Carlton. While the worldwide residential market is very large, the luxurious nature of the Ritz-Carlton Residences properties, the quality and exclusivity associated with the Ritz-Carlton brand, and the hospitality services that we provide all make our Ritz-Carlton Residences properties distinctive.

Our Products

Our Points-Based Vacation Ownership Products

We offer the majority of our Marriott Vacation Club and Ritz-Carlton Destination Club products through three points-based ownership programs: Marriott Vacation Club DestinationsTM (“MVCD”); The Ritz-Carlton Destination Club; and Marriott Vacation Club, Asia Pacific. While the individual characteristics of each of our points-based programs differ slightly, in each program, owners receive an annual allotment of points representing the owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexible check-in days. The MVCD and the Marriott Vacation Club, Asia Pacific programs allow owners to bank and borrow their annual point allotments, as well as access other Marriott Vacation Club locations through internal exchange programs that we and Interval International operate, access Interval International’s approximately 2,600 affiliated resorts, or trade their vacation ownership usage rights for Marriott Rewards Points. Owners can use Marriott Rewards Points to access the vast majority of Marriott International’s system of over 3,700 participating hotels or redeem their Marriott Rewards Points for airline miles or other merchandise offered through the Marriott Rewards customer loyalty program. The Ritz-Carlton Destination Club points-based product allows owners to access the system of Ritz-Carlton Destination Club resorts based on an internal exchange program that we operate, as well as Ritz-Carlton hotels worldwide and a growing list of exchange and vacation travel options.

MVCD owners and Ritz-Carlton Destination Club owners hold an interest in real estate, owned in perpetuity. Our Marriott Vacation Club, Asia Pacific program, launched in 2006, offers usage for a term of approximately 50 years from the program’s date of launch. In each program, owners receive an annual allotment of vacation club points for the vacation ownership interests purchased, which they redeem for stays at our vacation ownership resorts or for other usage options provided by or available through their respective programs. Members of our points-based programs pay annual fees in exchange for the ability to participate in the program.

Our Weeks-Based Vacation Ownership Products

We continue to sell Marriott Vacation Club branded weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in the MVCD trust. We offer multi-week vacation ownership interests in specific Ritz-Carlton Destination Club resorts in addition to our points-based offering described above to address demand from some owners for site specific ownership. Our Marriott Vacation Club, Grand Residences by Marriott and Ritz-Carlton Destination Club weeks-based vacation ownership products in the

United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell vacation ownership interests as a right-to-use product subject to a finite term under the Marriott Vacation Club brand in Europe and Asia Pacific and under the Grand Residences by Marriott brand in Europe.

As part of the launch of the MVCD program in mid-2010, we offered our existing Marriott Vacation Club owners who held weeks-based products the opportunity to participate in the MVCD program on a voluntary basis. All existing owners, whether or not they elected to participate in the MVCD program, retained their existing rights and privileges of vacation ownership. Owners who elected to participate in the program received the ability to trade their weeks-based intervals usage for vacation club points usage each year, subject to payment of an initial enrollment fee and annual fees. As of the end of 2011, almost 92,000 weeks-based owners have enrolled over 167,000 weeks in the MVCD program since its launch and, of the 92,000 owners who have enrolled with one of our sales executives, approximately 36 percent have purchased MVCD points. As more weeks-based owners enroll in the MVCD program and elect to exchange their usage, available inventory increases for all MVCD program participants.

Our Sources of Revenue

We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases; and renting vacation ownership inventory.

Sale of Vacation Ownership Products

Our principal source of revenue is the sale of vacation ownership interests. See “—Marketing and Sales Activities” below for information regarding our marketing and sales activities.

Resort Management and Other Services Revenue

We generate revenue from fees we earn for managing each of our resorts. See “—Property Management Activities” below for additional information on the terms of our management agreements. In addition, we receive annual fees from members of the MVCD program. We also earn revenue from food and beverage offerings, golf courses and spas at our various resorts.

Financing Revenue

We earn interest income on loans that we provide to purchasers of our vacation ownership interests, as well as loan servicing and other fees. See “—Consumer Financing” below for further information regarding our consumer financing activities.

Rental Revenue

We generate rental revenue from transient rentals of inventory we hold for sale as interests in our vacation ownership programs or as residences, or inventory that we control because our owners have elected various usage options permitted under our vacation ownership programs.

Marketing and Sales Activities

We sell our upscale tier vacation ownership products under the Marriott Vacation Club brand primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. In 2011, approximately 80 percent of our sales originated at one of our sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando, our network of third-party brokers in Latin America and our city-based sales centers, such as our sales centers in Dubai, Hong Kong and Singapore. We have over 65 global sales locations focused on the sale of Marriott Vacation Club products.

We utilize a number of marketing channels to attract qualified customers to our sales locations for our Marriott Vacation Club vacation ownership products. Historically, approximately one-third of our annual sales revenues were from purchases by existing owners. Since 2008, in response to decreased consumer demand, we curtailed some of our higher cost marketing channels and, more recently, beginning in the middle of 2010, we focused our initial MVCD sales activities on existing Marriott Vacation Club owners. In 2011, the percentage of sales from our owners increased to approximately 61 percent. We solicit our owners to add to their ownership primarily while they are staying in our resorts. We also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and referrals from our central customer service center located in Salt Lake City, Utah. We offer customers who are referred to us by our owners discounted stays at our resorts and conduct scheduled sales tours while they are on-site. Where allowed by regulation, we offer Marriott Rewards Points to our owners when their referral candidates tour with us or buy vacation ownership interests from us.

We also market to existing Marriott Rewards customer loyalty program members and travelers who are staying in locations where we have resorts. We market extensively to guests in Marriott International hotels that are located near one of our sales locations. In addition, we operate other local marketing venues in various high-traffic areas. A significant part of our direct marketing activities are focused on prospects in the Marriott Rewards customer loyalty program database and in-house database of qualified prospects. Guests who do not buy a vacation ownership interest during their initial tour are offered a special package for another stay at our resorts within a year. These return guests are typically twice as likely to purchase as a first time visitor.

Our Marriott Vacation Club sales tours are designed to provide our guests with an in-depth overview of our company and our products, as well as a customized presentation to explain how our products and services can meet their vacationing needs. Our sales force is highly trained in a consultative sales approach designed to ensure that we meet customers’ needs on an individual basis. We hire our Marriott Vacation Club sales executives based on stringent selection criteria. After they are hired, they spend a minimum of four weeks in product and sales training before interacting with any customers. We manage our sales executives’ consistency of presentation and professionalism using a variety of sales tools and technology and through a post-presentation survey of our guests that measures many aspects of each guest’s interaction with us.

The marketing channels we use for our upscale tier vacation ownership products sold under the Grand Residences by Marriott brand and our luxury tier vacation ownership products sold under the Ritz-Carlton Destination Club brand are fairly consistent with those we use for our Marriott Vacation Club products, but the types of customers we target differ substantially due to the substantially greater financial commitment involved. For example, we partner with commercial airlines for Marriott Vacation Club products and with fractional private air operators such as Marquis Jets and Net Jets for The Ritz-Carlton Destination Club products. Similarly, our marketing arrangements with American Express are designed to target Gold Card members for our Marriott Vacation Club vacation ownership products and Platinum Card members for our Grand Residences by Marriott and Ritz-Carlton Destination Club vacation ownership products.

While we also rely on on-site resort sales locations to market our Grand Residences by Marriott and Ritz-Carlton Destination Club products, much of the sales activity takes place well after our customers’ initial visits. As the purchase price of the Ritz-Carlton Destination Club products and Grand Residences by Marriott products generally start at more than four times the average Marriott Vacation Club purchase price, buyers of these products tend to take more time to consider their purchase. Our residential sales are typically conducted through our own and third-party brokerage services.

We believe consumers place a great deal of trust in the Marriott and Ritz-Carlton brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a prominent presence on the www.marriott.com and www.ritzcarlton.com websites. Our proprietary sites, www.marriottvacationsworldwide.com, www.marriottvacationclub.com and www.ritzcarltonclub.com, have nearly 5,400,000 visits per year.

Inventory and Development Activities

We secure inventory by building multiple phases at our existing resorts, repurchasing inventory in the secondary market, beginning ground up development in strategic markets, acquiring built inventory at new locations, and/or establishing fee-based marketing and management agreements with real estate developers.

After selecting a site we believe is suitable for development and attractive to customers, we typically complete the development of a new resort’s design and entitlement process within one year from the acquisition of the land. We typically complete the basic infrastructure of the resort within the following year, and generally deliver units and core amenities, such as pools and food and beverage facilities, during the initial phase of the development six to nine months after the infrastructure is completed. We pace our construction to demand trends.

Approximately one-third of our vacation ownership resorts are co-located with Marriott International and Ritz-Carlton hotel properties. Co-location of our resorts with Marriott International or Ritz-Carlton branded hotels can provide several advantages from development, operations, customer experience and marketing perspectives, including sharing amenities, infrastructure and staff; integration of services; and other cost efficiencies. The larger campus of an integrated vacation ownership and hotel resort often can afford our owners more varied and elaborate amenities than those that would have been available for the resort on a stand-alone basis. Shared infrastructure can also reduce our overall development costs for our resorts on a per unit basis. Integration of services and sharing staff and other expenses can lower overhead and operating costs for our resorts. Our on-site access to hotel customers, including Marriott Rewards customer loyalty program members, who are visiting co-located hotels also provides us with a cost-effective marketing channel for our vacation ownership products.

Co-located resorts require cooperation and coordination among all parties and are subject to cost sharing and integration agreements among us, the applicable property owners’ association and managers and owners of the co-located hotel. Our License Agreements with Marriott International and Ritz-Carlton allow for the development of co-located properties in the future, and we intend to pursue co-located projects with them opportunistically.

Under our points-based business model, we are able to supply many sales offices with new inventory from a small number of resort locations, which provides us with greater efficiency in the use of our capital. As a result, our risk associated with construction delays is concentrated in fewer locations than it has been in the past. Additionally, selling vacation ownership interests in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. We sell vacation ownership interests denominated in points from a single trust entity in each of our North America, Asia Pacific and Luxury business segments. Thus, the primary source of inventory for each segment is concentrated in its corresponding trust. To avoid the risk of temporary inventory depletion, we employ a strategy of seeking to maintain a six- to nine-month surplus supply of completed inventory. Even in the unlikely event that this surplus is not sufficient, we believe that the actual risk of temporary inventory depletion is relatively minor, as there are other mitigation strategies that could be employed to prevent such an occurrence, such as accelerating completion of resorts under construction, acquiring vacation ownership interests on the secondary market, or reducing sales pace by adjusting prices or sales incentives.

Owners generally can offer their vacation ownership interests for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. However, owners who purchase vacation ownership interests on the secondary market typically do not receive all of the benefits that owners who purchase products directly from us receive. When an owner purchases a vacation ownership interest directly from us, the owner receives certain entitlements, such as the right to reserve a resort unit that underlies their vacation ownership interest in order to occupy that unit or exchange its use for use of a unit at another resort through an outside exchange company, that are tied to the underlying vacation ownership interest, as well as benefits that are incidental to the purchase of the vacation ownership interest. While a purchaser on the secondary market will receive all of the entitlements that are tied to the underlying vacation ownership interest, the purchaser is not entitled to receive certain incidental benefits. For example, owners who purchase our products on the secondary market are not entitled to trade their usage rights for Marriott Rewards Points. Owners of our points-based products who do not purchase from us are not entitled to have access to our internal exchange program and are not entitled to trade their usage rights for Marriott Rewards Points. Therefore, those owners are only entitled to use the inventory that underlies the vacation ownership interests they purchased. Additionally, most of our vacation ownership interests provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal when it is advantageous for us to do so, whether due to pricing, desire for the particular inventory, or other factors. All owners, whether they purchase directly from us or on the secondary market, are responsible for the annual maintenance fees, property taxes and any assessments that are levied by the relevant property owners’ association, as well as any exchange company membership dues or service fees.

We own certain parcels of undeveloped land that we originally acquired for vacation ownership development, as well as built Luxury inventory, including unfinished units. Given our strategies to match completed inventory with our sales pace and to pursue future “asset light” development opportunities, we have implemented a plan to dispose of certain undeveloped land and built Luxury inventory. As a result, we refer to this land and inventory as “excess.” Based on our current plans, we believe we have identified all excess land and inventory. However, if our future plans change, the planned use of such assets may change. Further, to the extent that real estate market conditions change, our estimates of the fair value of such assets may change.

As discussed in more detail in Footnote No. 19, “Impairment Charges,” of the Notes to our Financial Statements, in preparation for the Spin-Off, management assessed the intended use of excess undeveloped land and built inventory and the current market conditions for those assets. During the 2011 third quarter, management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped land in the United States, Mexico, and the Bahamas over the next three years and to accelerate sales of excess built Luxury fractional and residential inventory over the next 18 to 24 months. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built Luxury inventory were less than their respective carrying values, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in our Statement of Operations under the “Impairment” caption.

Property Management Activities

We enter into a management agreement with the property owners’ association at each of our resorts or, in the case of resorts held by a trust, with the associated trust. In exchange for a management fee, we typically provide owner account management (reservations/usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of total cost to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally related to payroll costs, at the locations where we employ the associates providing on-site services.

The terms of our management agreements generally range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term. In our 27-year history, our management agreements for most of our resorts have been regularly renewed, and very few resorts have left our system.

When our management agreement for a Marriott Vacation Club branded resort expires or is terminated, the resort loses the ability to use the Marriott name and trademarks. The owners at such resorts also lose their ability to trade their vacation ownership usage rights for Marriott Rewards Points and to access other Marriott Vacation Club resorts through our internal exchange system.

Ritz-Carlton manages the on-site operations for all Ritz-Carlton Destination Club and Ritz-Carlton Residences properties under separate management agreements with us or the relevant property owners’ association or trust for each property, except that we manage one such property that has only three units. We provide property owners’ association governance and vacation ownership program management services for the Ritz-Carlton Destination Club properties, including preparing association budgets, facilitating association meetings, billing and collecting maintenance fees, and supporting reservations, vacation experience planning and other off-site member services. We and Ritz-Carlton split the management fees equally for these resorts. If a management agreement for a resort expires or is terminated, the resort loses the ability to use the Ritz-Carlton name and trademarks. The owners at such resorts also lose their ability to access other Ritz-Carlton Destination Club usage benefits, such as access to accommodations at the other Ritz-Carlton Destination Club resorts, preferential access to Ritz-Carlton hotels worldwide and access to our internal exchange and vacation travel options.

Each management agreement requires the property owners’ association or trust to provide sufficient funds to pay for the vacation ownership program and resort operating costs. To satisfy this requirement, owners of vacation ownership interests pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs of operating and maintaining the vacation ownership resorts, including management fees and expenses, taxes (in some locations), insurance, and other related costs, and the costs of providing program services (such as reservation services). This fee includes a management fee payable to us for providing management services as well as an assessment for funds to be deposited into a capital asset reserve fund and used to renovate, refurbish and replace furnishings, common areas and other assets (e.g., parking lots or roofs) as needed over time. As the owner of completed but unsold vacation ownership inventory, we also pay maintenance fees in accordance with the legal requirements of the jurisdictions applicable to such resorts and programs. In addition, in early phases of development at a resort, we sometimes enter into subsidy agreements with the property owners’ associations under which we agree to pay costs that otherwise would be covered by annual maintenance fees associated with vacation ownership interests or units that have not yet been built. These subsidy arrangements help keep maintenance fees at a customary level for owners that purchase in the early stages of development.

In the event of a default by an owner in payment of maintenance fees or other assessments, the property owners’ association typically has the right to foreclose on or revoke the defaulting owner’s vacation ownership interest. We sometimes enter into arrangements with property owners’ associations to assist in reselling foreclosed or revoked vacation ownership interests or to reacquire such foreclosed or revoked vacation ownership interests from the property owners’ associations.

Consumer Financing

We offer purchase money financing for qualified purchasers of our vacation ownership products. By offering or eliminating financing incentives and modifying underwriting standards, we have been able to increase or decrease our financing activities depending on market conditions.

In our North America segment in 2011, approximately 44 percent of Marriott Vacation Club customers financed their purchase with us. The average loan for our Marriott Vacation Club products totaled approximately $22,000, which represented 87 percent of the average purchase price. Our policy is to require a minimum downpayment of 10 percent of the purchase price for qualified applicants, although downpayments and/or interest rates are higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for loans for our Marriott Vacation Club products made in 2011 was 12.02 percent and the average term was 9.5 years. Interest rates are fixed, and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for a Marriott Vacation Club owner who received a loan in 2011 was $457. Historically, approximately 18 percent of borrowers prepay their loan within the first six months.

Generally, loans for our Ritz-Carlton Destination Club products have a significantly higher balance, a longer term and a lower interest rate than loans for our Marriott Vacation Club products. In 2011, approximately 13 percent of Ritz-Carlton Destination Club owners financed their purchase with us. We generally do not provide financing to residential buyers.

In 2011, approximately 81 percent of our loans were used to finance U.S.-based products. In our North American business, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before extending a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2011, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 736; 72 percent had a credit score of over 700, 89 percent had a credit score of over 650 and over 97 percent had a credit score of over 600.

In the event of a default, we generally have the right to foreclose on or revoke the defaulting owner’s vacation ownership interest. We typically resell interests that we reacquire through foreclosure.

We securitize the majority of the consumer loans we originate in support of our North American business. Historically, we have sold these loans to institutional investors in the asset-backed securities (“ABS”) market on a non-recourse basis, completing transactions once or twice each year. In 2011, as we focused on the Spin-Off, we did not undertake a term securitization transaction in the ABS market, but instead entered into a $300 million, non-recourse warehouse credit facility in the third quarter of 2011 (the “Warehouse Credit Facility”), placing $154 million in loans into the facility and receiving $122 million of net proceeds. On an ongoing basis, we expect to use the Warehouse Credit Facility to securitize eligible consumer loans. Those loans may later be transferred to term securitizations transactions in the ABS market, which we intend to complete at least once a year. Excluding the amount in the Warehouse Credit Facility, since the early 1990s, we have securitized over $4.6 billion of loans. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.

Our Competitive Advantages

We believe that we have significant competitive advantages that support our leadership position in the vacation ownership industry.

Leading global “pure-play” vacation ownership company

We are the world’s largest “pure-play” vacation ownership company (that is, a company whose business is focused almost entirely on vacation ownership), based on number of owners, number of resorts and revenues. As a “pure-play” vacation ownership company, we are able to enhance our focus on the vacation ownership industry and tailor our business strategy to address our company’s industry-specific goals and needs.

We believe our scale and global reach, coupled with our renowned brands and development, marketing, sales and management expertise, help us achieve operational efficiencies and support future growth opportunities. Our size allows us to provide owners with a wide variety of experiences within our resort portfolio. We also believe our size helps us obtain better financing terms from lenders, achieve cost savings in procurement and attract talented management and associates.

The breadth and depth of our operations enables us to offer a variety of products. We are one of the only vacation ownership companies with a dual product platform; we cater to a diverse range of customers through our upscale tier Marriott-branded vacation ownership products and our luxury tier Ritz-Carlton branded vacation ownership products.

Premier global brands

We believe that our exclusive licenses of the Marriott and Ritz-Carlton brands for use in the vacation ownership business provide us with a meaningful competitive advantage. Marriott International is a leading lodging company with more than 3,700 properties in 73 countries and territories, including Marriott and Ritz-Carlton branded properties. Consumer confidence in these renowned brands helps us attract and retain guests and owners. In addition, we provide our customers with access to the award-winning Marriott Rewards customer loyalty program. We also utilize the Marriott and Ritz-Carlton websites, www.marriott.com and www.ritzcarlton.com, as relatively low-cost marketing tools to introduce Marriott and Ritz-Carlton guests to our products and rent available inventory.

Loyal, highly satisfied customers

We have a large, highly satisfied customer base. In 2011, based on nearly 283,000 survey responses, 90 percent of respondents indicated that they were highly satisfied with our products, sales, owner services and their on-site experiences (by selecting 8, 9 or 10 on a 10-point scale). Owner satisfaction is also demonstrated by the fact that our average resort occupancy was 90 percent in 2011, significantly higher than the overall vacation ownership industry average of nearly 80 percent in 2010, the most recent year for which data has been reported by ARDA. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn generates higher revenues. Historically, approximately 50 percent of our business has come from sales of additional products to our owners or sales to friends and family referred to us by our owners.

Long-standing track record, experienced management and engaged associates

We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. Our seasoned management team is led by Stephen P. Weisz, our President and Chief Executive Officer. Mr. Weisz has served as President of our company since 1996 and has nearly 40 years of combined experience at Marriott International and Marriott Vacations Worldwide. William J. Shaw, the Chairman of our Board, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and had nearly 37 years of experience at Marriott International. Our ten executive officers have an average of nearly 23 years of total combined experience at Marriott International and Marriott Vacations Worldwide, with approximately half of those years spent leading our business. We believe our management team’s extensive public company and vacation ownership industry experience will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Management’s experience in the highly regulated vacation ownership industry should also provide us with a competitive advantage in expanding product forms and developing new ones.

We believe that our associates provide superior customer service, which enhances our competitive position. We leverage outstanding associate engagement and strong corporate culture to deliver positive customer experiences in sales, marketing and resort operations. We survey our associates regularly through an external survey provider to understand their satisfaction and engagement, defined as how passionate employees are about the company’s mission and their willingness to “go the extra mile” to see it succeed. We routinely rank highly compared to other companies participating in such surveys. In 2011, 84 percent of our associates indicated that they were “engaged,” which is six points above Aon Hewitt’s “Global Best Employer” benchmark of 78 percent. This external benchmark is based on research conducted by Aon Hewitt of more than 500 organizations that are considered to be “Best Employers.”

Our Business Strategy

Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. To achieve this goal, we are pursuing the following initiatives:

Drive profitable sales growth

We intend to continue to generate growth in vacation ownership sales by leveraging our globally recognized brand names and focusing on our approximately 420,000 owners around the world. As we launched the MVCD program in 2010, during 2010 and 2011, we focused on educating our existing owners about, and enrolling them in, the MVCD program. We are now returning our focus to generating a greater number of new owners and realigning our sales strategy to generate sales from a mix of new and existing owners similar to our historical sales prior to 2010. To do so, we plan to expand marketing activities that generate tours from new customer sources.

We are well-positioned to grow our stable and recurring revenue streams by capitalizing on the growth of vacation ownership sales to generate associated management and other fees and financing revenues. We expect to continue to offer our customers attractive financing alternatives, and we believe that by opportunistically securitizing notes receivables, we can enhance our profitability and liquidity. As we expand our points-based system, we also expect to generate additional fee revenues because our owners pay us annual fees to participate in the program.

Maximize cash flow and optimize our capital structure

Through the use of our points-based products, we are able to more closely match inventory development with sales pace and reduce inventory levels, thereby improving our cash flows over time. Additionally, by limiting the amount of completed inventory on hand, we are able to reduce the maintenance fees that we pay on unsold units. Over the last few years, we have significantly reduced our costs, and we intend to continue to control costs as sales volumes grow.

We expect our modest level of debt and limited near-term capital needs will enable us to maintain a level of liquidity that ensures financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns and optimize our cost of capital. We intend to meet our liquidity needs through operating cash flow, the disposition of excess undeveloped land and excess built luxury inventory, our four-year $200 million revolving credit facility (the “Revolving Corporate Credit Facility”), our $300 million Warehouse Credit Facility and continued access to the ABS term financing market.

Focus on our owners, guests and associates

We are in the business of providing high-quality vacation experiences to our owners and guests around the world. We intend to maintain and improve their satisfaction with our products and services, particularly since our owners and guests are our most cost-effective sales channels. We intend to continue to sell our products through these very effective channels and believe that maintaining a high level of engagement across all of our customer groups is key to our success.

Engaging our associates in the success of our business continues to be one of our long-term core strategies. We understand the connection between the engagement of our associates and the satisfaction and engagement of our owners and guests. At the heart of our culture is the belief that if a company takes care of its associates, they will take care of the company’s guests and the guests will return again and again.

Opportunistically dispose of excess assets and selectively pursue “asset light” deal structures

We intend to dispose of certain excess assets over the next few years and deploy the capital from these sales more effectively. The majority of these dispositions consist of undeveloped land holdings. We expect these assets will be marketed and sold as the real estate markets in the various locations improve.

While we do not need to develop new resorts at this time, we intend to selectively pursue external growth opportunities by targeting high-quality inventory sources that allow us to add desirable new locations to our system, such as in Asia to support growth in that region, as well as new sales locations through transactions that do not involve or limit our capital investment. These “asset light” deals could be structured as turn-key developments with third-party partners, purchases of constructed inventory just prior to sale, or fee-for-service arrangements.

Selectively pursue compelling new business opportunities

As an independent company, we are positioned to explore new business opportunities, such as development of our exchange activities, new management affiliations and select on-site ancillary businesses, that we may not have previously pursued as part of Marriott International. We intend to selectively pursue these types of opportunities with a focus on driving recurring streams of revenue and profit. Prior to entering into any new business, we will evaluate its strategic fit and assess whether it is complementary to our current business, has strong expected financial returns and leverages our existing competencies.

Segments

Our operations are grouped into four business segments: North America, Luxury, Europe and Asia Pacific. The “Corporate and Other” information described below includes activities that do not collectively comprise a separate reportable segment.

The table below shows our revenue for 2011 for each of our segments and each of our revenue sources (dollars in millions).

Revenue Source	North America	Luxury	Europe	Asia Pacific	Total
Vacation ownership sales	$484	$32	$51	$67	$634
Resort management and other services	180	24	31	3	238
Financing	153	7	5	4	169
Rental	180	4	21	7	212
Other	28	1	—	—	29
Cost reimbursements	247	46	27	11	331

	$1,272	$114	$135	$92	$1,613

Financial information by segment and geographic area for 2011, 2010 and 2009 appears in Footnote No. 22, “Business Segments,” of the Notes to our Financial Statements.

The following sections contain tables showing our vacation ownership and residential properties in each of our segments. We generally own the unsold vacation ownership inventory as either a deeded beneficial interest in a real estate land trust, a deeded interest at a specific resort, or a right to use interest in real estate owned or leased by a trust or other property owning or leasing vehicle (these forms of ownership are described in more detail in “Business—Our Products”), except as otherwise indicated in the tables that follow. With respect to inventory that has not yet been converted into one of these forms of vacation ownership, we generally hold a fee interest in the underlying real estate rights to the land parcel, building or units corresponding to such inventory. Further, we also own or lease other property at these resorts, including golf courses, fitness, spa and sports facilities, food and beverage outlets, resort lobbies and other common area assets. See Footnote No. 11, “Contingencies and Commitments,” of the Notes to our Financial Statements for more information on our golf course land leases and other operating leases. As discussed in “Our Credit Facilities and Our Future Cash Flows,” certain of our ownership and leasehold interests in these properties are pledged as collateral for our Revolving Corporate Credit Facility.

North America Segment

In our North America segment, we develop, market, sell and manage vacation ownership products under the Marriott Vacation Club and Grand Residences by Marriott brands in the United States and the Caribbean. We also develop, market, sell and manage resort residential real estate located within our vacation ownership developments under the Grand Residences by Marriott brand.

As of December 30, 2011, we had 46 resorts, 10,862 vacation ownership villas (“units”) and nearly 374,000 owners in our North America business. The following table shows the vacation ownership and residential properties in our North America segment as of December 30, 2011:

North America Segment Properties

Property Name (1)	Experience	Location	Vacation Ownership (VO) or Residential	Units Built (2)	Additional Planned Units (3)
Aruba Ocean Club	Island /Beach	Aruba	VO	218	—
Aruba Surf Club	Island /Beach	Aruba	VO	450	—
Barony Beach Club	Beach	Hilton Head, SC	VO	255	—
BeachPlace Towers	Beach	Fort Lauderdale, FL	VO	206	—
Canyon Villas at Desert Ridge	Golf / Desert	Phoenix, AZ	VO	213	39
Crystal Shores on Marco Island	Island /Beach	Marco Island, FL	VO	67	—
Custom House	Urban	Boston, MA	VO	84	—
Cypress Harbour	Entertainment	Orlando, FL	VO	510	—
Desert Springs Villas	Golf / Desert	Palm Desert, CA	VO	638	—
Fairway Villas at Seaview	Golf	Absecon, NJ	VO	180	90
Frenchman’s Cove	Island /Beach	St. Thomas, USVI	VO	155	66
Grand Chateau	Entertainment	Las Vegas, NV	VO	448	447
Grand Residences by Marriott at Bay Point	Golf	Panama City, FL	Residential	65	—
Grande Ocean	Beach	Hilton Head, SC	VO	290	—
Grande Vista	Entertainment	Orlando, FL	VO	900	—
Harbour Club	Beach	Hilton Head, SC	VO	40	—
Harbour Lake	Entertainment	Orlando, FL	VO	312	588
Harbour Point/Sunset Pointe	Beach	Hilton Head, SC	VO	111	—
Heritage Club	Golf	Hilton Head, SC	VO	30	—
Imperial Palm Villas	Entertainment	Orlando, FL	VO	46	—
Kauai Beach Club	Island /Beach	Kauai, HI	VO	232	—
Kauai Lagoons:
Grand Residences by Marriott	Island /Beach	Kauai, HI	Residential	3	—
Kalanipu’u	Island /Beach	Kauai, HI	VO	72	—
Ko Olina Beach Club	Island /Beach	Oahu, HI	VO	428	322
Lakeshore Reserve at Grande Lakes	Entertainment	Orlando, FL	VO	95	245
Legends Edge at Bay Point	Golf	Panama City, FL	VO	83	—
Manor Club at Ford’s Colony	Entertainment	Williamsburg, VA	VO	200	—
Marriott Grand Residence Club, Lake Tahoe	Mountain /Ski	Lake Tahoe, CA	VO	199	—
Maui Ocean Club	Island / Beach	Maui, HI	VO	459	—
Monarch at Sea Pines	Beach	Hilton Head, SC	VO	122	—
Mountain Valley Lodge	Mountain /Ski	Breckenridge, CO	VO	78	—
MountainSide	Mountain /Ski	Park City, UT	VO	182	—
Newport Coast Villas	Beach	Newport Beach, CA	VO	700	—
Ocean Pointe	Beach	Palm Beach Shores, FL	VO	341	—
Ocean Watch Villas at Grand Dunes	Beach	Myrtle Beach, SC	VO	374	—
Oceana Palms	Beach	Singer Island, FL	VO	91	78
Royal Palms	Entertainment	Orlando, FL	VO	123	—
Sabal Palms	Entertainment	Orlando, FL	VO	80	—
Shadow Ridge	Golf / Desert	Palm Desert, CA	VO	500	484
St. Kitts Beach Club	Island /Beach	West Indies	VO	88	—
Streamside	Mountain /Ski	Vail, CO	VO	96	—
Summit Watch	Mountain /Ski	Park City, UT	VO	135	—
Surf Watch	Beach	Hilton Head, SC	VO	195	—
Timber Lodge	Mountain /Ski	Lake Tahoe, CA	VO	264	—
Villas at Doral	Golf	Miami, FL	VO	141	—
Waiohai Beach Club	Island / Beach	Kauai, HI	VO	231	—
Willow Ridge Lodge	Entertainment	Branson, MO	VO	132	282

Total North America Segment				10,862	2,641

Units Available for Sale(4)				675

(1)	A property is counted as a separate property to the extent it does not share common areas (e.g., check-in facilities, pools, etc.) with another property.
(2)	“Units Built” represents units with a certificate of occupancy.
(3)	“Additional Planned Units” represents the total additional units under construction or that we expect to build.
(4)	To be sold as vacation ownership interests; includes units that we reacquired mainly through the foreclosure process.

Luxury Segment

In our Luxury segment, we develop, market, sell and manage luxury vacation ownership products under the Ritz-Carlton Destination Club brand. We also sell whole ownership luxury residential real estate under the Ritz-Carlton Residences brand. As of December 30, 2011, we had 10 locations, 694 residence villas and homes and over 3,200 owners in our Luxury business. The following table shows the vacation ownership and residential properties in our Luxury segment as of December 30, 2011:

Luxury Segment Properties

Property Name (1)	Experience	Location	Vacation Ownership (VO) or Residential	Units Built (2)	Additional Planned Units (3)
The Abaco Club on Winding Bay, A Ritz-Carlton Managed Club
Vacation Ownership	Island /Beach	Bahamas	VO	12	—
Residential	Island /Beach	Bahamas	Residential	32	—
The Ritz-Carlton Golf Club and Residences, Jupiter
Vacation Ownership	Golf	Jupiter, FL	VO	50	—
Residential	Golf	Jupiter, FL	Residential	81	—
The Ritz-Carlton Club and Residences, Kapalua Bay(4)
Vacation Ownership	Island /Beach	Maui, HI	VO	62	—
Residential	Island /Beach	Maui, HI	Residential	84	—
The Ritz-Carlton Club and Residences, San Francisco
Vacation Ownership	Urban	San Francisco, CA	VO	25	19
Residential	Urban	San Francisco, CA	Residential	57	—
The Ritz-Carlton Club, Aspen Highlands	Mountain /Ski	Aspen, CO	VO	73	—
The Ritz-Carlton Club, Bachelor Gulch	Mountain /Ski	Bachelor Gulch, CO	VO	54	—
The Ritz-Carlton Club, Kauai Lagoons	Island /Beach	Kauai, HI	VO	3	—
The Ritz-Carlton Club, Lake Tahoe	Mountain /Ski	Lake Tahoe, CA	VO	11	—
The Ritz-Carlton Club, St. Thomas	Beach	St. Thomas, USVI	VO	105	—
The Ritz-Carlton Club, Vail	Mountain /Ski	Vail, CO	VO	45	—

Total Luxury Segment				694	19

Units Available for Sale(5)				100

(1)	A property is counted as a separate property to the extent it does not share common areas (e.g., check-in facilities, pools, etc.) with another property.
(2)	“Units Built” represents units with a certificate of occupancy.
(3)	“Additional Planned Units” represents the total additional units under construction or that we expect to build.
(4)	Joint venture project. Although we expect to receive commissions from the sale of the Kapalua Bay vacation ownership and residential products under a sales and marketing arrangement with the joint venture, we do not directly own such vacation ownership and residential products and will not receive proceeds directly from such sales. Accordingly, we have omitted these products from the total number of “Units Available for Sale.”
(5)	To be sold as vacation ownership interests; includes units that we reacquired mainly through the foreclosure process.

Given the continued weakness in the economy, particularly in the luxury real estate market, we have significantly scaled back our development of Luxury segment vacation ownership products. We do not have any Luxury segment projects under construction nor do we have any current plans for new luxury development. While we will continue to sell existing Luxury segment vacation ownership products, we also expect to evaluate opportunities for bulk sales of finished inventory and disposition of undeveloped land.

Europe Segment

In our Europe segment, we develop, market, sell and manage vacation ownership products in several locations in Europe. As of December 30, 2011, we had 919 villas and nearly 29,400 owners in our European business. The following table shows the vacation ownership properties in our Europe segment as of December 30, 2011:

Europe Segment Properties

Property Name (1)	Experience	Location	Vacation Ownership (VO) or Residential	Units Built (2)	Additional Planned Units (3)
47 Park Street-Grand Residences by Marriott	Urban	London, UK	VO	49	—
Club Son Antem	Island / Golf	Mallorca, Spain	VO	224	—
Marbella Beach Resort	Beach	Marbella, Spain	VO	288	—
Playa Andaluza	Beach	Estepona, Spain	VO	173	—
Village d’Ile-de-France	Entertainment	Paris, France	VO	185	—

Total Europe Segment				919	—

Units Available for Sale(4)				102

(1)	A property is counted as a separate property to the extent it does not share common areas (e.g., check-in facilities, pools, etc.) with another property.
(2)	“Units Built” represents units with a certificate of occupancy.
(3)	“Additional Planned Units” represents the total additional units under construction or that we expect to build.
(4)	To be sold as vacation ownership interests; includes units that we reacquired mainly through the revocation process.

We are currently focusing on selling our existing products and managing our existing resorts in the Europe segment. We do not have any current plans for new development in this segment.

Asia Pacific Segment

Our Asia Pacific segment includes the results of operations of Marriott Vacation Club, Asia Pacific, a right-to-use points program we introduced in 2006 that we specifically designed to appeal to vacation preferences of the Asian market. The segment also includes a weeks-based right-to-use product originally introduced in 2001. We have sales locations in Japan, Hong Kong, Singapore and Thailand. Owners of our Asia Pacific Club points have access to resorts in Phuket and Bangkok, Thailand; Hawaii; and Las Vegas; as well as exchange opportunities with the rest of the Marriott Vacations Worldwide system and through Interval International. Through December 30, 2011, approximately 29 percent of our sales to date in Asia Pacific have come from owner referrals or the purchase of additional points by existing owners. As of December 30, 2011, we had 325 villas and nearly 13,800 owners in our Asia Pacific Club. We believe opportunity exists to expand our Asia Pacific segment and are seeking to add inventory to support the growth of this business. The following table shows the vacation ownership properties in our Asia Pacific segment as of December 30, 2011:

Asia Pacific Segment Properties

Property Name (1)	Experience	Location	Vacation Ownership (VO) or Residential	Units Built (2)	Additional Planned Units (3)
Mai Khao Beach Resort	Beach	Phuket, Thailand	VO	126	—
Phuket Beach Club	Beach	Phuket, Thailand	VO	144	—
The Empire Place	Urban	Bangkok, Thailand	VO	55	—

Total Asia Pacific Segment				325	—

Units Available for Sale(4)				36

(1)	A property is counted as a separate property to the extent it does not share common areas (e.g., check-in facilities, pools, etc.) with another property.
(2)	“Units Built” represents units with a certificate of occupancy.
(3)	“Additional Planned Units” represents the total additional units under construction or that we expect to build.
(4)	To be sold as vacation ownership interests; includes units that we reacquired mainly through the revocation process.

Corporate and Other

“Corporate and Other” includes financial items not specifically allocable to an individual segment, such as gains on notes receivable securitized and accretion of retained interests (prior to the adoption of the new Consolidation Standard on January 2, 2010, the first day of our 2010 fiscal year); financing expenses relating to our lending operations; non-capitalizable development costs supporting overall company growth; company-wide general, administrative and other expenses; interest expense; and impairment charges.

Intellectual Property

We manage and sell properties under the Marriott Vacation Club, Grand Residences by Marriott, Ritz-Carlton Destination Club and Ritz-Carlton Residences brands under license agreements with Marriott International and Ritz-Carlton. See “Agreements with Marriott International Related to the Spin-Off” in Item 13 of this Annual Report for further information. The foregoing segment descriptions specify the brands that are used by each of our segments. We operate in a highly competitive industry and our brand names, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products and services. We believe that our licensed brand names and other intellectual property have come to represent the highest standards of quality, caring, service and value to our customers and the traveling public. We register and protect our intellectual property where we deem appropriate and otherwise seek to protect against its unauthorized use.

Seasonality

In general, the vacation ownership business is modestly seasonal, with stronger revenue generation during traditional vacation periods, including summer months and major holidays. Our residential business is generally not subject to seasonal fluctuations; rather, the sales pace of our residential products typically depends on the underlying residential real estate environment in the applicable geographic market.

Competition

The vacation ownership industry is highly fragmented, with competitors ranging from small vacation ownership companies to large branded hotel companies that operate vacation ownership businesses. In North America and the Caribbean, we typically compete with companies that sell upscale tier vacation ownership products under a lodging or entertainment brand umbrella, such as Starwood Vacation Ownership, Hilton Grand Vacations Club, Hyatt Vacation Club, and Disney Vacation Club, as well as numerous regional vacation ownership operators. Our luxury vacation ownership products compete with vacation ownership products offered by Four Seasons, Exclusive Resorts and several other small independent companies. In addition, the vacation ownership industry competes generally with other vacation rental options (e.g., hotels, resorts, cruises and condominium rentals) offered by the lodging industry.

Outside North America and the Caribbean, we operate in two primary regions, Europe and Asia Pacific. In both regions, we are one of the largest lodging-branded vacation ownership companies operating in the upscale tier, with regional operators dominating the competitive landscape. Where possible, our vacation ownership properties in these regions are co-located with Marriott International branded hotels. In Europe, our owner base is derived primarily from North American, European and Middle Eastern customers. In Asia Pacific, our owner base is derived primarily from the Asia Pacific region and secondarily from the Europe and North America regions.

Competition in the vacation ownership business is based primarily on the quality, number and location of resorts, the quality and capability of the related property management program, the reputation of the operator’s brand, the pricing of product offerings and the availability of program benefits, such as exchange programs. We believe that our focus on offering distinctive vacation experiences, combined with our financial strength, well-established and diverse market presence, strong brands, expertise and well-managed and maintained properties, will enable us to remain competitive.

Regulation

Our business is heavily regulated. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world. These laws, regulations and policies primarily affect four areas of our business: real estate development activities, marketing and sales activities, lending activities, and resort management activities.

Real Estate Development Regulation

Our real estate development activities are regulated under a number of different timeshare, condominium and land sales disclosure statutes in many jurisdictions. We are generally subject to laws and regulations typically applicable to real estate development, subdivision, and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance and taxation. In the United States, these include the Fair Housing Act and the Americans with Disabilities Act. In addition, we are subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.

Marketing and Sales Regulation

Our marketing and sales activities are closely regulated. In addition to regulations contained in laws enacted specifically for the vacation ownership and land sales industries, a wide variety of laws govern our marketing and sales activities, including fair housing statutes, the Federal Interstate Land Sales Full Disclosure Act, U.S. Federal Trade Commission and state “Little FTC Act” regulations regulating unfair and deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate and other licensing laws and regulations, telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws, securities laws, consumer privacy laws and other consumer protection laws.

Many jurisdictions require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the vacation ownership interests and other real estate interests we market and sell, such as information concerning the interests being offered, the project, resort or program to which the interests relate, applicable condominium or vacation ownership plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such interests, and a description of the manner in which we intend to offer and advertise such interests. We must obtain the approval of numerous governmental authorities for our marketing and sales activities. Changes in circumstances or applicable law may necessitate the application for or modification of existing approvals. Currently, we are qualified to market and sell vacation ownership products in all 50 states and the District of Columbia in the United States and numerous countries in North and South America, the Caribbean, Europe, Asia and the Middle East.

Laws in many jurisdictions in which we sell vacation ownership interests grant the purchaser of a vacation ownership interest the right to cancel a purchase contract during a specified rescission period following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by us.

In recent years, regulators in many jurisdictions have increased regulations and enforcement actions related to telemarketing operations, including requiring adherence to “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse effects from telemarketing legislation and enforcement is mitigated in some instances by the use of “permission marketing,” under which we obtain the permission of prospective purchasers to contact them in the future. We have implemented procedures that we believe will help reduce the possibility that we contact individuals who have requested to be placed on federal or state “do not call” lists.

Lending Regulation

Our lending activities are subject to a number of laws and regulations. In the United States, these include the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Foreign Investment In Real Property Tax Act, the Fair Housing Act, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, the Home Mortgage Disclosure Act and Regulation C, the Unfair or Deceptive Acts or Practices regulations and Regulation AA, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection practices, consumer collection practices, mortgage disclosure, lender licenses and money laundering.

Resort Management Regulation

Our resort management activities are subject to laws and regulations regarding community association management, public lodging, labor, employment, health care, health and safety, accessibility, discrimination, immigration, gaming, and the environment (including climate change), as well as regulations applicable under the U.S. Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (and the foreign equivalents of such regulation in other jurisdictions).

Environmental Compliance and Awareness

The properties we manage or develop are subject to national, state and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protecting the environment. These laws and regulations include requirements that address health and safety; the use, management and disposal of hazardous substances and wastes; and emission or discharge of wastes or other materials. We believe that our management and development of properties comply, in all material respects, with environmental laws and regulations. Our compliance with such provisions also has not had a material impact on our capital expenditures, earnings or competitive position, nor do we anticipate that such compliance will have a material impact in the future.

We take our commitment to protecting the environment seriously. We have collaborated with Audubon International to further the “greening” of our resorts in our North America segment through the Audubon Green Leaf Eco-Rating Program for Hotels. The Audubon partnership is just one of several programs incorporated into our green initiatives. We have more than 20 years of energy conservation experience that we have put to use in implementing our environmental strategy across all of our segments. This strategy includes further reducing energy and water consumption; expanding our portfolio of green resorts, including LEED® (Leadership in Energy & Environmental Design) certification; educating and inspiring associates and guests to support the environment; and embracing innovation.

Employees

As of December 30, 2011, we had approximately 9,700 associates with an average length of service of approximately 6 years. We believe our relations with our associates are very good.

Item 1A.	Risk Factors

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our common stock. The risks and uncertainties described in this Annual Report are not the only ones facing us. Additional risks and uncertainties that currently are not known to us or that we currently believe are immaterial also may adversely affect our businesses and operations.

General economic uncertainty and weak demand in the vacation ownership industry could continue to impact our financial results and growth.

Weak economic conditions in the United States, Europe, Asia and much of the rest of the world and the uncertainty over the duration of these conditions could continue to have a negative impact on the vacation ownership industry. As a result of weak consumer confidence and limited availability of consumer credit, we continue to experience weakened demand for our vacation ownership products. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen. Furthermore, as a result of current economic conditions, an increasing number of existing owners are offering their vacation ownership interests for sale on the secondary market, thereby creating additional pricing pressure on our sale of vacation ownership products, which could cause our sales revenues and profits to decline.

Our business will be materially harmed if our License Agreements with Marriott International and Ritz-Carlton are terminated or if we are unable to maintain our ongoing relationship with Marriott International.

In connection with the Spin-Off, we entered into a number of agreements with Marriott International and its subsidiaries that govern the ongoing relationships between our company and Marriott International. Our success will depend, in part, on the maintenance of these ongoing relationships with Marriott International. In particular, our License Agreements with Marriott International and Ritz-Carlton, among other things, provide us with the exclusive right to use the Marriott and Ritz-Carlton names, respectively, in our vacation ownership business. Each License Agreement has an initial term that expires in 2090; however, if we breach our obligations under either License Agreement, Marriott International and Ritz-Carlton may be entitled to terminate the License Agreements.

The termination of the License Agreements would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. For example, we would not be able to rely on the strength of the Marriott and Ritz-Carlton brands to attract qualified prospects in the marketplace, which would cause our revenue and profits to decline and our marketing and sales expenses to increase. We would not be able to use www.marriott.com and www.ritzcarlton.com as channels through which to rent available inventory, which would cause our rental revenue to decline.

In addition, the Marriott Rewards Agreement would also terminate upon termination of the License Agreements, and we would not be able to offer Marriott Rewards Points to owners and potential owners, which would impair our ability to sell our products and would reduce the flexibility and options available in connection with our products.

If Marriott International or Ritz-Carlton terminates our rights to use the Marriott or Ritz-Carlton marks at any properties that do not meet applicable brand standards, our reputation could be harmed and our ability to market and sell our products at those properties could be impaired.

Marriott International and Ritz-Carlton can terminate our rights under our License Agreements to use the Marriott or Ritz-Carlton marks at any properties that do not meet applicable brand standards. The termination of such rights could harm our reputation and impair our ability to market and sell our products at the subject properties, either of which could harm our business, and we could owe damages to Marriott International and Ritz-Carlton, property owners, third parties with whom we have contracted and others.

Our ability to expand our business and remain competitive could be harmed if Marriott International or Ritz-Carlton do not consent to our use of their trademarks at new resorts we acquire or develop in the future.

Under the terms of our License Agreements with Marriott International and Ritz-Carlton, we must obtain Marriott International’s or Ritz-Carlton’s consent, as applicable, to use the Marriott or Ritz-Carlton trademarks in connection with resorts, residences or other accommodations that we acquire or develop in the future. Marriott International or Ritz-Carlton may reject a proposed project if, among other things, the project does not meet Marriott International’s or Ritz-Carlton’s respective construction and design standards or Marriott International or Ritz-Carlton reasonably believes the project will breach contractual or legal restrictions applicable to them and their affiliates. In addition, Ritz-Carlton may reject a proposed project if Ritz-Carlton will not be able to provide services that comply with Ritz-Carlton brand standards at the proposed project. If Marriott International or Ritz-Carlton do not permit us to use their trademarks in connection with our development or acquisition plans, our ability to expand our business and remain competitive may be materially adversely affected. The requirement to obtain Marriott International’s or Ritz-Carlton’s consent to our expansion plans, or the need to identify and secure alternative expansion opportunities because Marriott International or Ritz-Carlton do not allow us to use their trademarks with proposed new projects, may delay implementation of our expansion plans and cause us to incur additional expense.

Our business depends on the quality and reputation of the Marriott and Ritz-Carlton brands, and any deterioration in the quality or reputation of these brands could have an adverse impact on our market share, reputation, business, financial condition or results of operations.

Currently, all of our products and services are offered under Marriott or Ritz-Carlton brand names, and we intend to continue to develop and offer products and services under these brands in the future. If the quality of these brands deteriorates, or the reputation of these brands declines, our market share, reputation, business, financial condition or results of operations could be materially adversely affected.

If we are not able to favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is not able to provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, our business, financial condition or results of operations could be materially adversely affected.

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) including, beginning in 2012, the obligation of our management to report on its assessment of the effectiveness of our internal control over financial reporting. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports about our business and financial condition. Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. Since the Spin-Off, we have devoted and continue to devote resources, including management’s time and other internal and external resources, to a continuing effort to implement additional procedures and processes to comply with regulatory requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our financial position, results of operations or cash flows. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

We may be unable to achieve some or all of the benefits that we expected from the Spin-Off.

As an independent, publicly owned company, we believe that our business will benefit from, among other things, (1) enhanced strategic and management focus; (2) direct access to capital and expanded growth opportunities; (3) the ability to implement a tailored approach to recruiting and retaining employees; (4) improved investor understanding of our business strategy and operating results; and (5) investor choice. However, having separated from Marriott International, we may be more susceptible to securities market fluctuations and other adverse events than we would have been were we still a part of Marriott International. In addition, we may not be able to achieve some or all of the benefits that we expected to achieve as an independent company in the time in which we expect to do so, if at all.

We may incur greater costs as an independent company than we did when we were a part of Marriott International, which could decrease our profitability.

As a segment of Marriott International, we were able to take advantage of Marriott International’s size and purchasing power in procuring certain goods and services such as insurance and healthcare benefits, and technology such as computer software licenses. As a separate, independent entity, we may be unable to obtain these goods, services and technologies at prices or on terms as favorable to us as those we obtained prior to the Spin-Off. We also relied on Marriott International to provide various financial, administrative and other corporate services. Marriott International will continue to provide certain of these services on a short-term transitional basis after the Spin-Off. However, we are required to establish the necessary infrastructure and systems to supply these services on an ongoing basis. We may not be able to replace the services provided by Marriott International in a timely manner or on terms and conditions the same as those we receive from Marriott International. If functions previously performed by Marriott International cost us more than the amounts reflected in our historical financial statements, our profitability could decrease.

We do not have an operating history as an independent company and our historical financial information may not be a reliable indicator of our future results.

Our historical financial information for periods prior to the Spin-Off has been derived from Marriott International’s consolidated financial statements and does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during those periods. Marriott International did not account for us, and we were not operated, as a single stand-alone entity for the periods presented. In addition, the historical information may not be indicative of what our results of operations, financial position and cash flows will be in the future. For example, following the Spin-Off, our cost structure, funding and operations changed, including our obligation to pay royalty fees under the License Agreements, changes in our tax structure and increased costs associated with becoming a public, stand-alone company.

We depend on capital to develop, acquire and repurchase vacation ownership inventory, and we may be unable to access capital when necessary.

The availability of funds for new investments, primarily developing, acquiring or repurchasing vacation ownership inventory, depends in part on liquidity factors and capital markets over which we can exert little, if any, control. Instability in the financial markets following the 2008 worldwide financial crisis and the contraction of available liquidity and leverage continue to constrain the capital markets for real estate investments. In addition, we have historically securitized the majority of the consumer loans we originate in support of our North American business in the ABS market, completing transactions once or twice each year. The instability in the financial markets also impacted the timing and volume of the securitizations we completed, as well as the financial terms of such securitizations. Although improved market conditions allowed us to successfully complete a securitization in the fourth quarter of 2010 on substantially more favorable terms than in 2009, any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations. Such a deterioration could also impact our ability to renew the Warehouse Credit Facility, which we must do in order to access funds under that facility after September 2012, on terms favorable to us, or at all.

Further, the obligations of MVW US Holdings, our consolidated subsidiary, to its preferred shareholders and any indebtedness we incur, including indebtedness under our Revolving Corporate Credit Facility or our Warehouse Credit Facility, may adversely affect our ability to obtain any additional financing necessary to acquire additional vacation ownership inventory, or exercise our rights of first refusal to purchase vacation ownership interests that our owners propose to sell to third parties.

In addition, our ability to issue equity securities to raise capital is limited under the Tax Sharing and Indemnification Agreement. See “—Our ability to engage in acquisitions and other strategic transactions is subject to limitations because we agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax-free Spin-Off.” If we cannot raise additional capital when needed, it could cause us to reduce spending and otherwise adversely affect our financial health.

The terms of any future equity or debt financing may give holders of any preferred securities rights that are senior to rights of our common shareholders or impose more stringent operating restrictions on our company.

Debt or equity financing may not be available to us on acceptable terms. If we incur additional debt or raise equity through the issuance of additional preferred stock, the terms of the debt or the preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations. If we raise funds through the issuance of additional equity, the ownership of our existing shareholders would be diluted.

If the default rates or other credit metrics underlying our vacation ownership receivables deteriorate, our vacation ownership notes receivable securitization program could be adversely affected.

Our vacation ownership notes receivable securitization program could be adversely affected if a particular vacation ownership receivables pool fails to meet certain ratios, which could occur if the default rates or other credit metrics of the underlying vacation ownership notes receivable deteriorate. Our ability to sell securities backed by our vacation ownership notes receivable depends on the continued ability and willingness of capital market participants to invest in such securities. Asset-backed securities issued in our securitization programs could be downgraded by credit agencies in the future. If a downgrade occurs, our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available. This would decrease our profitability and might require us to adjust our business operations, including by reducing or suspending our provision of financing to purchasers of vacation ownership interests. Sales of vacation ownership interests may decline if we reduce or suspend the provision of financing to purchasers, which may adversely affect our cash flows, revenues and profits.

Purchaser defaults on the notes receivable our business generates could reduce our revenues, cash flows and profits.

We are subject to the risk that purchasers of our vacation ownership interests may default on the financing that we provide. Purchaser defaults could cause us to foreclose on notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the notes receivable we have securitized whether through the ABS market or the Warehouse Credit Facility.

If we cannot resell foreclosed properties or interests in a timely manner or at a price sufficient to repay the notes receivable and our costs we could incur a loss. In addition, notes receivable that we have securitized contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in disruption or loss of cash flow until portfolio performance sufficiently improves to satisfy the requirements.

The degree to which we are leveraged may have a material adverse effect on our financial position, results of operations and cash flows.

We can borrow up to $200 million under the Revolving Corporate Credit Facility to provide support for our business, including ongoing liquidity and letters of credit. In addition, our consolidated subsidiary, MVW US Holdings, issued approximately $40 million in mandatorily redeemable preferred stock to Marriott International that Marriott International sold to third-party investors prior to completion of the Spin-Off.

Our ability to make dividend payments to preferred shareholders of our consolidated subsidiary and to make payments on and refinance our indebtedness, including any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (2) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the vacation ownership industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of our other debt.

Our ability to meet our capital needs may be harmed by the loss of financial support from Marriott International.

The loss of financial support from Marriott International could harm our ability to meet our capital needs. Prior to the Spin-Off, we were able to rely on Marriott International to provide certain capital that might have been needed in excess of the amounts generated by our operating activities. As a separate company, we will obtain any funds needed in excess of the amounts generated by our operating activities through the capital markets or bank financing, and not from Marriott International. However, given the smaller relative size of our company as compared to Marriott International and because we have a lower credit rating than Marriott International, we expect to incur higher debt servicing and other costs than we would have otherwise incurred as a part of Marriott International. Further, we cannot guarantee that we will be able to obtain capital market financing or credit on favorable terms, or at all, in the future, or that our ability to meet our capital needs will not be harmed by the loss of financial support from Marriott International.

The obligations of MVW US Holdings to its preferred shareholders will limit the ability of MVW US Holdings to distribute cash to us.

Our subsidiary, MVW US Holdings, issued approximately $40 million in mandatorily redeemable preferred stock to Marriott International, which sold the preferred stock to third-party investors prior to completion of the Spin-Off. For the first five years the Series A preferred stock will pay an annual cash dividend equal to the five year U.S. Treasury Rate as of October 19, 2011 plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, the annual cash dividend rate will be reset to the five year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The payment of this dividend will reduce the amount of cash otherwise available for distribution by MVW US Holdings to us for further distribution to our common shareholders or for other corporate purposes. MVW US Holdings will not be able to pay any dividends to us if it is in arrears on the payment of dividends to the preferred shareholders. In addition, in the event of a liquidation of MVW US Holdings, the preferred shareholders will be entitled to an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and a premium if the liquidation occurs during the first five years after issuance of the preferred stock, which will reduce the amount of cash available for distribution by MVW US Holdings to us. Further, if MVW US Holdings either (1) is in arrears on the payment of six or more quarterly dividend payments on the preferred stock, whether or not the payment dates are consecutive, or (2) defaults on its obligations to redeem the preferred stock on the tenth anniversary of issuance or following a change of control, the preferred shareholders may designate a representative to attend meetings of our Board as a non-voting observer until all unpaid dividends on the outstanding shares of preferred stock have been paid or all such unpaid dividends have been paid or declared with an amount sufficient for the payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business model and competitive conditions in the vacation ownership industry continue to demand the use of sophisticated technology and systems, including those used for our sales, reservation, inventory management and property management systems, and technologies we make available to our owners. We must refine, update and/or replace these technologies and systems with more advanced systems on a regular basis. If we cannot do so as quickly as our competitors or within budgeted costs and time frames, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could harm our operating results.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions or operational inefficiencies, damage our reputation and/or subject us to costs, fines or lawsuits.

We collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is critical to us. We could make faulty decisions if that data is inaccurate or incomplete. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment as well as the requirements imposed on us by the payment card industry surrounding information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which we operate. Our systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those we maintain with our service providers, may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

Our business is subject to extensive regulation, and any failure to comply with applicable laws and regulations could have a material adverse effect on our business.

Our business is regulated under a wide variety of laws, regulations and policies in jurisdictions around the world. Our real estate development activities, for example, are subject to laws and regulations typically applicable to real estate development, subdivision and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance and taxation. Laws in some jurisdictions also impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer. Various laws also govern our lending activities and our resort management activities, including the laws described in “Business—Regulation.”

A number of laws govern our marketing and sales activities, such as vacation ownership and land sales acts, fair housing statutes, anti-fraud laws, sweepstakes laws, real estate licensing laws, telemarketing laws, home solicitation sales laws, tour operator laws, seller of travel laws, securities laws, consumer privacy laws and consumer protection laws. In addition, laws in many jurisdictions in which we sell vacation ownership interests grant the purchaser of a vacation ownership interest the right to cancel a purchase contract during a specified rescission period.

In recent years, “do not call” legislation has significantly increased the costs associated with telemarketing. We have implemented procedures that we believe will help reduce the possibility that we contact individuals on regulatory “do not call” lists, but we cannot assure you that such procedures will be effective in ensuring regulatory compliance. Additionally, as a result of the Spin-Off we are no longer considered an affiliate of Marriott International for purposes of “do not call” legislation in some jurisdictions, which may make it more difficult for us to utilize customer information we obtain from Marriott International.

Many jurisdictions in which we manage our resorts have statutory provisions that limit the duration of the initial and renewal terms of our management agreements for property owners’ associations and/or permit the property owners’ association for a resort to terminate our management agreement regardless of our default under certain circumstances (for example, upon a super-majority vote of the owners). Such statutory provisions expose us to a risk that one or more of our management agreements may not be renewed or may be terminated prior to the end of the term specified in such agreements. Upon non-renewal or termination of our management agreement for a particular resort, such resort loses the ability to use the Marriott or Ritz-Carlton name and trademarks and ceases to be a part of our system. In addition, we lose the management fee revenue associated with such resort.

Although we believe that we are in material compliance with all laws, regulations and policies to which we are currently subject, we cannot assure you that the cost of such compliance will not be significant or that we will maintain such compliance at all times. Failure to comply with current or future applicable laws, regulations and policies could have a material adverse effect on our business. For example, if we do not comply with applicable laws, governmental authorities in the jurisdictions where the violations occurred may revoke or refuse to renew licenses or registrations we must have in order to operate our business. Failure to comply with applicable laws could also render sales contracts for our products void or voidable, subject us to fines or other sanctions and increase our exposure to litigation.

Changes in privacy law could adversely affect our ability to market our products effectively.

We rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings. Adoption of new state or federal laws regulating marketing and solicitation, or international data protection laws that govern these activities, or changes to existing laws, such as the Telemarketing Sales Rule and the CANSPAM Act, could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force us to make further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of vacation ownership interests and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other companies’ marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce our products to them could be impaired.

Changes in tax regulations could reduce our profits or increase our costs.

In response to the recent economic crisis and recession, we anticipate that many of the jurisdictions in which we do business will review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way that we structure them. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, we could be placed at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

Our industry is competitive, which may impact our ability to compete successfully with other vacation ownership brands and with other vacation rental options for customers.

A number of highly competitive companies participate in the vacation ownership industry, including several branded hotel companies. Our brands compete with the vacation ownership brands of major hotel chains in national and international venues, as well as with the vacation rental options (e.g., hotels, resorts and condominium rentals) offered by the lodging industry. In addition, under our License Agreements with Marriott International and Ritz-Carlton, if other international hotel operators offer new products and services as part of their respective hotel businesses that may directly compete with our vacation ownership products and services in the future, then Marriott International and Ritz-Carlton may also offer such products and services, and use their respective trademarks in connection with such offers. If Marriott International or Ritz-Carlton offer vacation ownership products and services under their trademarks, our vacation ownership products and services may compete directly with those of Marriott International or Ritz-Carlton, and we may not be able to distinguish our vacation ownership products and services from those offered by Marriott International and Ritz-Carlton. Our ability to remain competitive and to attract and retain owners depends on our success in distinguishing the quality and value of our products and services from those offered by others. If we cannot compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.

Our points-based product form exposes us to an increased risk of temporary inventory depletion.

Selling vacation ownership interests in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. We sell vacation ownership interests denominated in points from a single trust entity in each of our North American, Asia Pacific and Luxury business segments. Thus, the primary source of inventory for each segment is concentrated in its corresponding trust. In contrast, under our prior business model, we sold weeks-based vacation ownership interests tied to specific resorts; we thus had more sources of inventory (i.e., resorts), and the risk of inventory depletion was diffused among those sources of inventory.

Temporary depletion of inventory available for sale can be caused by three primary factors: (1) delayed delivery of inventory under construction; (2) delayed receipt of required governmental registrations of inventory for sale; and (3) significant unanticipated increases in sales pace. If the inventory available for sale for a particular trust were to be depleted before new inventory is added and available for sale, we would be required to temporarily suspend sales until inventory is replenished. This could reduce our cash flow and have a negative impact on our results of operations.

Our business may be adversely affected by factors that disrupt or deter travel and vacation plans.

The profitability of the vacation ownership resorts that we develop and manage may be adversely affected by a number of factors that can disrupt or deter travel and vacation plans. For example, fear of exposure to contagious diseases, such as H1N1 Flu, Avian Flu and Severe Acute Respiratory Syndrome, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, radiation releases and oil spills, may deter travelers from scheduling vacations or cause them to cancel vacation plans. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter vacation plans. In addition, demand for leisure vacation options such as our vacation ownership products may decrease if the cost of travel, including the cost of transportation and fuel, increases or if general economic conditions decline. Changes in the desirability of the locations where we develop and manage resorts as vacation destinations and changes in vacation and travel patterns may adversely affect our cash flows, revenue and profits.

Disagreements with the owners of vacation ownership interests and property owners’ associations may result in litigation and the loss of management contracts.

The nature of our responsibilities in managing our vacation ownership properties will from time to time give rise to disagreements with the owners of vacation ownership interests and property owners’ associations. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential owners and property owners’ associations but cannot always do so. Failure to resolve such disagreements has resulted in litigation, and could do so again in the future. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained. Disagreements with property owners’ associations could also result in the loss of management contracts.

The maintenance and improvement of vacation ownership properties depends on maintenance fees paid by the owners of vacation ownership interests.

Owners of our vacation ownership interests must pay maintenance fees levied by property owners’ association boards. These maintenance fees are used to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with Marriott and Ritz-Carlton brand standards. If property owners’ association boards do not levy sufficient maintenance fees, or if owners of vacation ownership interests do not pay their maintenance fees, the vacation ownership properties could fall into disrepair and fail to comply with applicable brand standards. If a resort fails to comply with applicable brand standards, Marriott International or Ritz-Carlton could terminate our rights under the applicable License Agreement to use its trademarks at the non-compliant resort, which would result in the loss of management fees, decrease customer satisfaction and impair our ability to market and sell our products at the non-compliant locations.

Damage to, or other potential losses involving, properties that we own or manage may not be covered by insurance.

While we have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary, market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or too expensive to justify obtaining insurance. As a result, the cost of our insurance may increase and our coverage levels may decrease. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of owners of vacation ownership interests or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated under guarantees or other financial obligations related to the property.

Our development activities expose us to project cost and completion risks.

Both directly and through arrangements with third parties, we develop new vacation ownership properties and new phases of existing vacation ownership properties. As demonstrated by impairment charges we have incurred associated with our business, our ongoing involvement in the development of inventory presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects or for development of future properties; (2) to the extent construction costs escalate faster than the pace at which we can increase the price of vacation ownership interests, our profits may be adversely affected; (3) construction delays, zoning and other local approvals, cost overruns, lender financial defaults, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, radiation releases and oil spills, may increase overall project costs or result in project cancellations; and (4) any liability or alleged liability associated with latent defects in projects we have constructed or that we construct in the future may adversely affect our business, financial condition and reputation.

The growth of our business and the execution of our business strategies depend on the services of our senior management and our associates.

We believe that our future growth depends, in part, on the continued services of our senior management team, including our President and Chief Executive Officer, Stephen P. Weisz. The loss of any members of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our business strategies.

In addition, insufficient numbers of talented associates could constrain our ability to maintain and expand our business. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop or retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency or internal control failures.

If we cannot dispose of excess land and Luxury segment real estate inventory at favorable prices or at all, our future cash flows and net income could be reduced.

Due to continued weakness in the economy, we have excess land that was purchased for future development, as well as excess built Luxury segment real estate inventory at a few of our projects, that we intend to sell over the next three years. Current economic conditions, as well as restrictions such as zoning, entitlement, contractual and similar restrictions related to the excess land and inventory could adversely affect our ability to find buyers at favorable prices during this time period or at all. We are responsible for maintenance fees and operating costs relating to this unsold excess land and inventory. If we are not able to sell this excess land and inventory we will continue to bear these costs, which may increase over time, and our net income will be reduced.

If we identify additional excess land and inventory in the future, or if our estimates of the fair value of our excess land and inventory change, our financial position and results of operations could be adversely affected.

Based on our current plans, we believe we have identified all excess land and inventory. However, if our plans change, we may conclude in the future that additional land and inventory are excess, in which case we would likely terminate plans to develop such land and instead seek to dispose of such excess land and inventory through bulk sales or other methods. If we identify additional excess land and inventory in the future, we may have to record additional non-cash impairment charges to write-down the value of such assets. Any such impairment charges may have an adverse impact on our financial position and results of operations. The sale of any such additional excess land and inventory will be subject to the risks described in the risk factor entitled “—If we cannot dispose of excess land and Luxury segment real estate inventory at favorable prices or at all, our future cash flows and net income could be reduced.” In addition, if real estate market conditions change, our estimates of the fair value of our excess land and Luxury inventory may change. If our estimates of the fair value of these assets decline, we may have to record additional non-cash impairment charges to write-down the value of such assets to the estimated fair value. Any such impairment charges may have an adverse impact on our financial position and results of operations.

Our operations outside of the United States make us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We conduct business in approximately 40 countries and territories, and our operations outside the United States represented approximately 22 percent of our revenues in 2011. International properties and operations expose us to a number of additional challenges and risks, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax-effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

Our ability to engage in acquisitions and other strategic transactions is subject to limitations because we agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax-free Spin-Off.

To preserve the favorable tax treatment of the Spin-Off distribution and related transactions, we must comply with restrictions under current U.S. federal income tax laws for spin-offs such as restrictions requiring us to: refrain from engaging in certain transactions that would result in a 50 percent or greater change by vote or by value in our stock ownership during the four-year period beginning on the date that begins two years before the distribution date, and continue to own and manage our vacation ownership business and limit sales or redemptions of our common stock for cash or other property following the distribution, except in connection with certain stock-for-stock acquisitions and other permitted transactions. If these restrictions are not followed, the distribution could be taxable to Marriott International and Marriott International shareholders.

The Tax Sharing and Indemnification Agreement we entered into with Marriott International in connection with the Spin-Off allocates between Marriott International and ourselves responsibility for U.S. federal, state and local and non-U.S. income and other taxes relating to taxable periods before and after the distribution and provide for computing and apportioning tax liabilities and tax benefits between the parties. In the Tax Sharing and Indemnification Agreement, we also represented that certain materials relating to us submitted to the IRS in connection with the ruling request are complete and accurate in all material respects, and we agreed that, among other things, we may not (1) take or fail to take any action that would cause such materials (or representations included therein) to be untrue or cause the distribution to lose its tax-free status under Sections 368(a)(1)(D) and/or 355 of the Code and (2) during the two-year period following the Spin-Off, except in certain specified transactions, sell, issue or redeem our equity securities (or those of certain of our subsidiaries) or liquidate, merge or consolidate with another person or sell or dispose of a substantial portion of our assets (or those of certain of our subsidiaries). During this two-year period, we may take certain actions prohibited by these covenants if we obtain the approval of Marriott International or we provide Marriott International with an IRS ruling or an unqualified opinion of tax counsel, acceptable to Marriott International, to the effect that these actions will not affect the tax-free nature of the distribution. These restrictions could limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, raise money by selling assets or enter into business combination transactions.

We agreed to indemnify Marriott International for taxes and related losses resulting from actions we take that cause the distribution to fail to qualify as a tax-free transaction.

Pursuant to the Tax Sharing and Indemnification Agreement we entered into with Marriott International, we have agreed to indemnify Marriott International for certain taxes and related losses resulting from (1) any breach of the covenants regarding the preservation of the tax-free status of the distribution and the intended tax treatment of certain related transactions undertaken in connection with the distribution, (2) certain acquisitions of our equity securities or assets or those of certain of our subsidiaries, and (3) any breach by us or any member of our group of certain of our representations in the documents submitted to the IRS and the separation documents between Marriott International and us. The amount of Marriott International’s taxes for which we have agreed to indemnify Marriott International in respect of the distribution will be based on the excess, if any, of the aggregate fair market value of our stock over Marriott International’s tax basis in our stock at the time of the distribution of our common stock in the Spin-Off. In addition, if the distribution fails to qualify as a tax-free transaction for reasons other than those specified in the Spin-Off tax indemnification provisions, liability for any resulting taxes related to the distribution will be apportioned between Marriott International and us based on the relative fair market values of Marriott International and us. In addition, Marriott International expects to recognize, for U.S. federal income tax purposes, significant built-in losses in properties used in the vacation ownership and related residential businesses. If Marriott International’s U.S. federal consolidated group is unable to deduct these losses for U.S. federal income tax purposes, and, instead, the tax basis of the properties that is attributable to the built-in losses is available to our U.S. federal consolidated group, we have agreed to indemnify Marriott International for certain lost tax benefits that Marriott International otherwise would have recognized if Marriott International’s U.S. federal consolidated group was able to deduct such losses. The amount of any future indemnification payments could be substantial.

If the distribution does not qualify for tax-free treatment at the shareholder level, our shareholders who received shares in the Spin-Off will be taxed on their receipt of our stock.

The IRS could determine the distribution to be taxable even though Marriott International received a private letter ruling and an opinion from its tax counsel that, for U.S. federal income tax purposes, the distribution of shares of Marriott Vacations Worldwide common stock would be tax-free to Marriott International and Marriott International shareholders under Sections 368(a)(1)(D) and/or 355 of the Internal Revenue Code. In addition, certain future events that may or may not be within the control of Marriott International or our company, including certain extraordinary purchases of Marriott International common stock or our common stock, could cause the distribution not to qualify as tax-free. If the distribution does not qualify for tax-free treatment at the shareholder level, our shareholders who received shares in the Spin-Off will be taxed on the full value of our shares received (without reduction for any portion of a shareholder’s tax basis in Marriott International shares) as a dividend for U.S. federal income tax purposes and possibly for purposes of U.S. state and local tax law to the extent of their pro rata share of Marriott International’s current and accumulated earnings and profits (as increased by any gain recognized by Marriott International on the distribution).

The Spin-Off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The Spin-Off is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return, and (2) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business, or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by us or

Marriott International or any of our respective subsidiaries) may bring a lawsuit alleging that the Spin-Off or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, voiding our claims against Marriott International, requiring our shareholders to return to Marriott International some or all of the shares of our common stock issued in the Spin-Off, or providing Marriott International with a claim for money damages against us in an amount equal to the difference between the consideration received by Marriott International and the fair market value of our company at the time of the Spin-Off.

The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, an entity would be considered insolvent if (1) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot provide assurance as to what standard a court would apply to determine insolvency or that a court would determine that we, Marriott International or any of our respective subsidiaries were solvent at the time of or after giving effect to the Spin-Off.

The distribution of our common stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware (the “DGCL”), a corporation may only pay dividends to its shareholders either (1) out of its surplus (net assets minus capital) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although it was the intention of Marriott International to make the distribution of our common stock entirely from surplus, a court could later determine that some or all of the distribution to Marriott International shareholders was unlawful.

The Marriott International board of directors obtained an opinion that each of us and Marriott International would be solvent at the time of the Spin-Off (including immediately after the payment of the dividend and the Spin-Off), would be able to repay its debts as they mature following the Spin-Off and would have sufficient capital to carry on its businesses and the Spin-Off and the distribution would be made entirely out of surplus in accordance with Section 170 of the DGCL. A court could reach conclusions different from those set forth in such opinion in determining whether Marriott International or we were insolvent at the time of, or after giving effect to, the Spin-Off, or whether lawful funds were available for the separation and the distribution to Marriott International’s shareholders.

A court could require that we assume responsibility for obligations allocated to Marriott International under the Separation and Distribution Agreement.

Under the Separation and Distribution Agreement, from and after the Spin-Off, each of us and Marriott International are responsible for the debts, liabilities and other obligations related to the business or businesses it owns and operates following the consummation of the Spin-Off. Although we do not expect to be liable for any obligations that were not allocated to us under the Separation and Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to Marriott International (for example, tax and/or environmental liabilities), particularly if Marriott International were to refuse or were unable to pay or perform the allocated obligations. See “Agreements with Marriott International Related to the Spin-Off” in Item 13 of this Annual Report.

We might have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Marriott International.

The agreements related to the Spin-Off, including the Separation and Distribution Agreement, the Marriott License Agreement, the Ritz-Carlton License Agreement, the Employee Benefits and Other Employment Matters Allocation Agreement, the Tax Sharing and Indemnification Agreement, the Transition Services Agreements, the Non-Competition Agreement and other agreements, were negotiated in the context of our separation from Marriott International while we were still part of Marriott International. Although these agreements are intended to be on an arm’s-length basis, they may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements entered into in the context of our separation concern, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among Marriott International and us. See “Agreements with Marriott International Related to the Spin-Off” in Item 13 of this Annual Report for more detail.

Certain of our executive officers and directors may have actual or potential conflicts of interest because of their ownership of Marriott International equity or their current or former positions in Marriott International.

Certain of our executive officers and directors are former officers and employees of Marriott International and thus have professional relationships with Marriott International’s executive officers and directors. In addition, many of our executive officers and directors have a substantial financial interest in Marriott International as a result of their ownership of Marriott International stock, options and other equity awards. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers face decisions that could have different implications for Marriott International than for us.

In addition, one of our Board members, Deborah Marriott Harrison, continues to be employed by Marriott International since the Spin-Off. Ms. Harrison is also the daughter of the chairman of the board of directors and chief executive officer of Marriott International. These facts may also create, or may create the appearance of, conflicts of interest.

Our stock price may fluctuate significantly.

Our common stock has a limited trading history. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant new business developments or significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to continue to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the vacation ownership industry;

•	overall market fluctuations;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

Anti-takeover provisions in our organizational documents and Delaware law and in our agreements with Marriott International could delay or prevent a change in control.

Provisions of our Charter and Bylaws may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, our Charter and Bylaws provide for a classified board, require advance notice for shareholder proposals and nominations, place limitations on convening shareholder meetings and authorize our Board to issue one or more series of preferred stock. The holders of the preferred stock issued by our subsidiary MVW US Holdings have the right to require MVW US Holdings to redeem the preferred stock if we sell all or substantially all of our assets or MVW US Holdings sells all or substantially all of its assets or completes a change of control, as defined in the terms of the preferred stock. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. In addition, Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15 percent or more of our outstanding common stock and us.

In addition, provisions in our agreements with Marriott International may delay or prevent a merger or acquisition that a shareholder may consider favorable. Under the Tax Sharing and Indemnification Agreement, we agreed not to enter into any transaction involving an acquisition or issuance of our common stock or any other transaction (or, to the extent we have the right to prohibit it, to permit any such transaction) that could reasonably be expected to cause the distribution of our common stock to be taxable to Marriott International. We are required to indemnify Marriott International for any tax resulting from any such prohibited transaction, and we are required to meet various requirements, including obtaining the approval of Marriott International or obtaining an IRS ruling or unqualified opinion of tax counsel acceptable to Marriott International, before engaging in such transactions.

Further, our License Agreements with Marriott International and Ritz-Carlton provide that a change in control may not occur without the consent of Marriott International or Ritz-Carlton, respectively. See “Agreements with Marriott International Related to the Spin-Off” in Item 13 of this Annual Report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 30, 2011, we managed 64 vacation ownership or residential properties in the United States and eight other countries and territories. These vacation ownership and residential properties are described in Part I, Item 1, “Business,” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own all unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.

We own or lease our regional offices and sales centers, both in the United States and internationally. Our corporate headquarters in Orlando, Florida consists of approximately 190,000 square feet of leased space in two buildings, under a lease expiring in December 2013. We also own an office facility in Lakeland, Florida consisting of approximately 125,000 square feet.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “VAC.” A “when-issued” trading market for our common stock on the NYSE began on November 8, 2011, and “regular way” trading of our common stock began on November 22, 2011. Prior to November 8, 2011, there was no public market for our common stock. We have not made any unregistered sales of our equity securities.

The following table sets forth the high and low sales prices for our common stock for the indicated period after regular way trading began:

	High	Low
Quarter ended December 30, 2011 (November 22, 2011 through December 30, 2011)	$19.59	$15.75

Holders of Record

On February 29, 2012, there were 31,309 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these record holders; however, we believe that there were approximately 49,000 beneficial owners of our common stock as of February 29, 2012.

Dividends

We do not currently intend to pay dividends on our common stock. We currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be based on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. Our Revolving Corporate Credit Facility contains restrictions on our ability to pay dividends. The terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. Accordingly, we cannot assure you that we will either pay dividends in the future or continue to pay any dividend that we may commence in the future.

Issuer Purchases of Equity Securities

During the quarter and year ended December 30, 2011, we did not purchase any of our equity securities that are registered under Section 12 of the Exchange Act.

Item 6.	Selected Financial Data

The following tables present a summary of selected historical consolidated financial data for the periods indicated below. The selected historical consolidated statements of operations data for fiscal years 2011, 2010 and 2009 and the selected consolidated balance sheet data for fiscal years 2011 and 2010 are derived from our consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated statement of operations data for fiscal year 2008 and the selected consolidated balance sheet data for fiscal years 2009 and 2008 are derived from our audited consolidated financial statements not included in this Annual Report. The selected historical consolidated statement of operations data and the selected consolidated balance sheet data for fiscal year 2007 are derived from our unaudited consolidated financial statements that are not included in this Annual Report. We have prepared our unaudited financial statements on the same basis as our audited financial statements and have included all adjustments, consisting of normal and recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the unaudited periods.

Prior to November 21, 2011, the effective date of the Spin-Off, our company was a subsidiary of Marriott International. For periods prior to the Spin-Off, our historical financial statements include allocations of certain expenses from Marriott International, including expenses for costs related to functions such as treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, real estate, shared information technology systems, corporate governance activities and centrally managed employee benefit arrangements. These costs may not be representative of the future costs we will incur as an independent, public company, and do not include certain additional costs we may incur as a public company that we did not incur as a private company.

The financial statements included in this Annual Report may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public company during periods presented prior to the Spin-Off. Accordingly, our historical results should not be relied upon as an indicator of our future performance. The following table includes EBITDA and Adjusted EBITDA, which are financial measures we use in our business that are not calculated or presented in accordance with GAAP, but we believe these measures are useful to help investors understand our results of operations. We explain these measures and reconcile them to their most directly comparable financial measures calculated and presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”) in Footnote No. 3 to the following table.

The following selected historical financial and other data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Financial Statements and related notes included elsewhere in this Annual Report. All fiscal years included 52 weeks, except for 2008, which included 53 weeks.

($ in millions, except per share amounts)	Fiscal Years
	2011	2010(1)	2009	2008	2007
					(unaudited)
Statement of operations data:
Total revenues	$1,613	$1,584	$1,596	$1,916	$2,240
Total revenues net of total expenses	(220)	88	(615)	(2)	274
Net (loss) income attributable to MVW	(178)	67	(521)	9	178
Basic and diluted (loss) income per common share	(5.29)	2.00	(15.48)	0.26	5.30
Shares used in computing basic and diluted (loss) income per share (in millions)(2)	33.7	33.7	33.7	33.7	33.7
Balance sheet data (end of period):
Total assets	2,846	3,642	3,036	3,811	3,297
Total debt	850	1,022	59	85	132
Total mandatorily redeemable preferred stock of consolidated subsidiary	40	—	—	—	—
Total liabilities	1,712	1,738	813	965	1,038
Total equity	1,134	1,904	2,223	2,846	2,259
Other data:
EBITDA(3)	$(134)	$207	$(720)	$55	$323
Adjusted EBITDA(3)	$139	$155	$85	$118	$323
Contract sales(4):
Vacation ownership	661	692	736	1,133	1,352
Residential products	15	13	12	58	49

Total before cancellation reversal (allowance)	676	705	748	1,191	1,401
Cancellation reversal (allowance)	4	(20)	(83)	(115)	—

Total contract sales	$680	$685	$665	$1,076	$1,401

(1)	We adopted the new Consolidation Standard in our 2010 first quarter, which significantly increased our reported notes receivable and debt. See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements.
(2)	For periods prior to 2011, the same number of shares is being used for diluted income (loss) per common share as for basic income (loss) per common share as all 100 shares of our common stock outstanding was held by Marriott International prior to the Spin-Off and no dilutive securities were outstanding for any prior period. See Footnote No. 8, “Earnings per Share,” of the Notes to our Financial Statements for further information on this calculation.
(3)	EBITDA, a financial measure which is not prescribed or authorized by GAAP, reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance, and we use it to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of performance. Our Adjusted EBITDA excludes the impact of our 2008 and 2009 restructuring costs and 2008, 2009, 2010 and 2011 impairment charges and includes the impact of interest expense associated with the debt from the Warehouse Credit Facility and from the securitization of our notes receivable in the term ABS market, which together we refer to as consumer financing interest expense. We deduct consumer financing interest expense in determining Adjusted EBITDA since the debt is secured by notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us or to our business. We evaluate Adjusted EBITDA, which adjusts for these items, to allow for period-over-period comparisons of our ongoing core operations before material charges and to measure our ability to service our non-securitized debt. EBITDA and Adjusted EBITDA also facilitate our comparison of results from our ongoing operations with results from other vacation ownership companies.

EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do or may not calculate it at all, limiting Adjusted EBITDA’s usefulness as a comparative measure. The table below shows our EBITDA and Adjusted EBITDA calculations and reconciles those measures with Net (Loss) Income.

The following is a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA:

($ in millions, except per share amounts)	Fiscal Years
	2011	2010(1)	2009	2008	2007
					(unaudited)
Net (loss) income	$(178)	$67	$(532)	$(16)	$177
Interest Expense	47	56	—	—	—
Tax (benefit) provision, continuing operations	(36)	45	(231)	25	107
Depreciation and amortization	33	39	43	46	39

EBITDA	(134)	207	(720)	55	323

Restructuring expenses	—	—	44	19	—
Impairment charges:
Impairments	324	15	623	44	—
Impairment (reversals) charges on equity investment	(4)	(11)	138	—	—
Consumer financing interest expense	(47)	(56)	—	—	—

	273	(52)	805	63	—

Adjusted EBITDA	$139	$155	$85	$118	$323

(4)	Contract sales represent the total amount of vacation ownership product sales from purchase agreements signed during the period where we have received a downpayment of at least 10 percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Statements of Operations due to the requirements for revenue recognition described in Footnote No. 1, “Summary of Significant Accounting Policies.” We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our audited historical consolidated financial statements and accompanying notes that we have included elsewhere in this Annual Report as well as the discussion in the section of this Annual Report entitled “Business.” This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those we discuss in the sections of this Annual Report entitled “Risk Factors” and “Special Note About Forward-Looking Statements.”

Our consolidated financial statements, which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Annual Report, however, may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been operated as a separate, independent entity during all of the periods presented, or what our financial condition, results of operations and cash flows may be in the future.

Business Overview

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

Our business is grouped into four segments: North America, Luxury, Europe and Asia Pacific. We operate 64 properties (under 71 separate resort management contracts) in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory. See the section of this Annual Report entitled “Business—Segments” for further details of our individual properties by segment.

As described in Footnote No. 1, “Summary of Significant Accounting Policies,” in the Notes to our Financial Statements included in this Annual Report, through the date of the Spin-Off, the Financial Statements discussed below were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Marriott International. These Financial Statements have been prepared as if the Spin-Off had taken place as of the earliest period presented and include an allocation of certain Marriott International expenses as discussed in the section of this Annual Report entitled “Selected Financial Data.” The Financial Statements reflect our historical financial position, results of operations and cash flows as we have historically operated, in conformity with GAAP. All significant intracompany transactions and accounts within these Financial Statements have been eliminated. Beginning November 22, 2011, for periods following completion of the Spin-Off, our financial results also include the impact of the royalty fee payable under our License Agreements and the dividend payable on the mandatorily redeemable preferred stock of MVW US Holdings, our consolidated subsidiary (included in interest expense).

Conditions for our vacation ownership business have remained relatively unchanged throughout 2011 compared to 2010. In 2011:

•	We generated $1,613 million of total revenues, including $634 million from the sale of vacation ownership products, and $321 million of cash flows from operating activities.

•

We continued to expand our Marriott Vacation Club Destinations TM (“MVCD”) points-based vacation ownership program in North America and the Caribbean, offering greater flexibility, further personalization and more experience opportunities for our owners. As of the end of 2011, almost 92,000 of our weeks-based owners had enrolled in this program, representing over 167,000 weeks.

•	We generated $18 million of cash proceeds from the disposal of excess land and inventory in our Luxury segment.

•

As discussed in more detail below and in Footnote No. 19, “Impairment Charges,” in the Notes to our Financial Statements, in preparing for the Spin-Off, management approved a plan in the third quarter of 2011 to accelerate cash flow through the monetization of certain excess undeveloped land and excess built Luxury inventory. As a result of adopting this plan, we recorded a pre-tax non-cash impairment charge of $324 million in our statement of operations to write-down the value of these assets.

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

When construction of a vacation ownership product that has been purchased is not complete, we recognize revenues using the percentage-of-completion (“POC”) method of accounting. Under the POC method, sales may only be recognized when the preliminary construction phase is complete and a minimum of 10 percent of expected sales has been achieved. The completion percentage is determined by the proportion of life-to-date real estate inventory costs incurred to total estimated costs, with that percentage being applied to life-to-date revenues to determine the amount of revenue to be recognized. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized in subsequent periods as the construction is completed in the same proportion as the costs incurred compared to the total expected costs for completion. Our points-based ownership programs generally require that we only sell completed inventory and, given that we expect most of our sales to be completed under the points-based programs going forward, we do not expect the POC method of accounting to result in a significant deferral of revenues in the future. As of year-end 2011, we had less than $1 million of deferred revenues related to projects that were not completed.

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

We report, on a supplemental basis, contract sales for each of our four segments. Contract sales represent the total amount of vacation ownership product sales from purchase agreements signed during the period where we have received a downpayment of at least 10 percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Statements of Operations due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

Total contract sales include sales from company-owned projects as well as sales generated under a marketing and sales arrangement with a joint venture. Revenue associated with the company-owned contract sales is reflected as sales of vacation ownership products while revenue associated with joint venture contract sales is reflected on the Equity in losses line on the Statements of Operations, included herein.

Prior to 2011, we established cancellation allowances for previously reported contract sales in anticipation that a portion of these contract sales would not be realized due to contract cancellations prior to closing. These cancellation allowances related mainly to our Luxury segment where we were selling vacation ownership products well in advance of completion of construction. Given the significant amount of time between the date of the purchase agreement and ultimate closing of the sale for these projects, as well as the significant weakness in the overall economic environment and, in particular, the luxury real estate market during 2010, 2009 and 2008, many customers decided not to complete their purchases. As we do not have any luxury products under construction, we do not anticipate having significant additional cancellation allowances in the future.

Cost of vacation ownership products includes costs to develop and construct the project (also known as real estate inventory costs) as well as other non-capitalizable costs associated with the overall project development process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or real estate inventory costs for the project in a period, a non-cash adjustment is recorded in our Statements of Operations to true-up revenues and costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups will have a positive or negative impact on our Statements of Operations.

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

We provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services for property owners’ associations. We receive compensation for such management services which is generally based on either a percentage of total costs to operate the resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. With the launch of the MVCD program in mid-2010, we also receive certain annual and transaction based fees charged to owners and other third parties for services.

Resort management and other services expenses include costs to operate the food and beverage and other ancillary operations and overall customer support services, including reservations.

Financing

We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Fiscal Years
	2011	2010	2009
Average FICO score	736	732	731

The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the note receivable, which is generally 10 years. The interest income earned from the financing arrangements is earned on an accrual basis on the principal balance outstanding over the life of the arrangement and is recorded as financing revenues on our Statements of Operations.

Financing revenues include interest income earned on notes receivable as well as fees earned from servicing the existing loan portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes.

In the event of a default, we generally have the right to foreclose on or revoke the vacation ownership interest. We typically return interests that we reacquire through foreclosure or revocation back to developer inventory. As discussed above, we record a notes receivable reserve at the time of sale and classify the reserve as a reduction to revenues from the sales of vacation ownership products in our Statements of Operations. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross notes receivable balance, were as follows:

	Fiscal Years
	2011	2010	2009
Historical default rates	4.8%	5.3%	6.0%

On January 2, 2010, the first day of our 2010 fiscal year, we adopted the new Consolidation Standard. We use certain special purpose entities to securitize notes receivable originated with the sale of vacation ownership products, which prior to our adoption of the new Consolidation Standard were treated as off-balance sheet entities. We retain the servicing rights and varying subordinated interests (“residual interests”) in the securitized notes receivable. Pursuant to GAAP in effect prior to 2010, we did not consolidate these special purpose entities in our Financial Statements because the notes receivable securitization transactions were executed through qualified special purpose entities and qualified as sales of financial assets. As a result of adopting the new Consolidation Standard on the first day of 2010, we consolidated 13 existing qualifying special purpose entities associated with past notes receivable securitization transactions, and we recorded a one-time non-cash after-tax reduction to shareholders’ equity of $141 million ($238 million pre-tax) in the first quarter of 2010, representing the cumulative effect of a change in accounting principle.

The following table highlights some of the key changes in treatment of various items on our Balance Sheets and Statement of Operations resulting from our adoption of the new Consolidation Standard.

	After the January 2, 2010 adoption of the new Consolidation Standard	Prior to the January 2, 2010 adoption of the new Consolidation Standard

Gains on securitization of notes receivable	Not recorded	Recorded in our Statements of Operations

Securitized notes receivable (Balance Sheet)	Remain on our Balance Sheets	Removed from our Balance Sheets

Retained interest in securitized notes receivable (Balance Sheet)	Not recorded	Recorded on our Balance Sheets

Accretion of retained interests	Not recorded	Recorded in our Statements of Operations

Interest income on securitized notes	Recorded in our Statements of Operations	Not recorded

Reversal of the notes receivable reserve upon securitization	Not recorded	Recorded in our Statements of Operations

Debt issued upon securitization of notes receivable	Recorded on our Balance Sheets	Not recorded

See Footnote No. 5, “Fair Value Measurements,” in the Notes to our Financial Statements for further information on the valuation of our retained interests in securitized notes receivable prior to adoption of the new Consolidation Standard.

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

Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternate usage rights, including Marriott Rewards Points, for owners who elect to exchange their inventory;

•

Subsidy payments to property owners’ associations at resorts that are in the early phases of construction where maintenance fees collected from the owners are not sufficient to support operating costs of the resort;

•	Marketing costs and direct operating and related expenses in connection with the rental business (e.g., housekeeping, credit card expenses and reservation services); and

•	Costs associated with the banking and borrowing usage option that is available under our MVCD program.

Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (e.g., two bedroom, one bedroom or studio unit), and owner use and exchange behavior. Further, as our ability to rent certain inventory in our Luxury and Asia Pacific segments is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our vacation units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a master unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” night is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. The “Transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.

Other

We also record other revenues which are primarily comprised of fees received from our external exchange company and settlement fees from the sale of vacation ownership products.

Cost Reimbursements

Cost reimbursements revenues includes direct and indirect costs that property owners’ associations and joint ventures we participate in reimburse to us. In accordance with the accounting guidance for “gross versus net” presentation, we record these revenues on a gross basis. We recognize cost reimbursements revenue when we incur the related reimbursable costs. These costs primarily consist of payroll and payroll related costs for management of the property owners’ associations and other services we provide where we are the employer, and for development and marketing and sales services that joint ventures contract with us to perform. Cost reimbursements are based upon actual expenses with no added margin.

Other Items

We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products; and

•

With the launch of the MVCD program, volume per guest (“VPG”). We calculate VPG by dividing contract sales, excluding telesales and other sales that are not attributed to a tour at a sales location, by the number of sales tours in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.

Consolidated Results

The following discussion presents an analysis of results of our operations for 2011, 2010 and 2009.

($ in millions)	Fiscal Years
	2011	2010	2009
Revenues
Sales of vacation ownership products, net	$634	$635	$743
Resort management and other services	238	227	213
Financing(1)	169	188	119
Rental	212	187	175
Other	29	29	34
Cost reimbursements	331	318	312

Total revenues	1,613	1,584	1,596

Expenses
Costs of vacation ownership products	245	247	314
Marketing and sales	342	344	413
Resort management and other services	198	196	170
Financing	28	26	21
Rental	220	194	199
Other	13	18	27
General and administrative	81	82	88
Interest(1)	47	56	—
Restructuring	—	—	44
Royalty fee	4	—	—
Impairment	324	15	623
Cost reimbursements	331	318	312

Total expenses	1,833	1,496	2,211

Gains and other income	2	21	2
Equity in losses	—	(8)	(12)
Impairment reversals (charges) on equity investment	4	11	(138)

(Loss) income before income taxes	(214)	112	(763)
Benefit (provision) for income taxes	36	(45)	231

Net (loss) income	(178)	67	(532)
Add: Net losses attributable to noncontrolling interests, net of tax	—	—	11

Net (loss) income attributable to Marriott Vacations Worldwide	$(178)	$67	$(521)

Contract Sales
Company-Owned
Vacation ownership	$653	$680	$717
Residential products	5	9	12

Subtotal	658	689	729
Cancellation reversal (allowance)	1	(1)	(8)

Total company-owned contract sales	659	688	721

Joint Venture
Vacation ownership	8	12	19
Residential products	10	4	—

Subtotal	18	16	19
Cancellation reversal (allowance)	3	(19)	(75)

Total joint venture contract sales	21	(3)	(56)

Total contract sales	$680	$685	$665

(1)	Financing revenues and Interest expenses reflect the impact of adopting the new Consolidation Standard in 2010.

Revenues and Expenses

2011 Compared to 2010

Revenues increased by $29 million (2 percent) to $1,613 million in 2011 from $1,584 million in 2010, reflecting $25 million of higher rental revenues, $13 million of higher cost reimbursements, and $11 million of higher resort management and other services revenues, partially offset by $19 million of lower financing revenues and $1 million of lower sales of vacation ownership products.

Rental revenues increased $25 million (13 percent) to $212 million in 2011 from $187 million in 2010 from the recognition of $27 million of plus points revenue (upon utilization of plus points for stays at our resorts in 2011 or upon expiration of plus points), a company-wide 2 percent increase in transient keys rented (20,000 additional keys) driven by an increase in available keys due to owners banking significantly more points than were borrowed in 2011, as well as the impact of higher rental demand mainly at our North America and Europe properties that resulted in a company-wide 2 percent increase in transient rate (nearly a $4.50 increase per key). This increase was partially offset by the loss of rental units in our Asia Pacific segment associated with the disposition in the 2010 fourth quarter of an operating hotel that we originally acquired for conversion into vacation ownership products. Resort occupancy, which includes owner and rental occupancy, was 90 percent in both 2011 and 2010.

Cost reimbursements increased $13 million (4 percent) to $331 million in 2011 from $318 million in 2010, reflecting the impact of growth across the system.

Resort management and other services revenues increased $11 million (5 percent) to $238 million in 2011 from $227 million in 2010, reflecting $9 million of higher ancillary revenues from food and beverage and golf offerings, $8 million of additional fees earned in connection with the MVCD program, and $3 million of higher management fees (from $60 million to $63 million) resulting from the cumulative increase in the number of vacation ownership products sold. These increases were partially offset by $8 million of lower resales volumes and $1 million of lower fees earned on lower contract closings under a marketing and sales arrangement with a joint venture.

Financing revenues decreased $19 million (10 percent) to $169 million in 2011 from $188 million in 2010 due to a lower outstanding notes receivable balance, reflecting our continued collection of existing mortgage notes receivables at a faster pace than our origination of new mortgage notes receivables. The average notes receivable balance decreased $164 million to $1,391 million in 2011 from $1,555 million in 2010. For 2011, 43 percent of purchasers financed their vacation ownership purchase with us, compared to 40 percent in 2010.

Revenues from the sale of vacation ownership products decreased $1 million to $634 million in 2011 from $635 million in 2010 driven by $31 million of lower company-owned gross contract sales (before cancellation allowances), partially offset by $16 million of higher revenue reportability and approximately $14 million of lower notes receivable reserve activity resulting from lower reserves recorded in 2011 due to lower note receivable default and delinquency activity.

Total gross contract sales declined by $29 million (4 percent) to $676 million in 2011 from $705 million in 2010. Company-owned gross contract sales decreased by $31 million (4 percent) to $658 million from $689 million, driven by $16 million of lower contract sales in our North America segment, $11 million of lower contract sales in our Luxury segment due to the continued weakness in the luxury real estate market, and $6 million of lower contract sales in our Europe segment due to limited inventory available for sale at one project that is almost sold out as well as from fewer tours. These declines were partially offset by $2 million of higher contract sales in our Asia Pacific segment. Joint venture gross contract sales increased by $2 million to $18 million in 2011 from $16 million in 2010, driven by $6 million of higher luxury residential sales resulting from pricing incentives we extended to encourage buyers to close on pending sales from prior years, partially offset by $4 million of lower fractional sales due to the continued weakness in the luxury real estate market. Contract sales, net of cancellation allowances, decreased by $5 million to $680 million in 2011 from $685 million in 2010.

The $16 million decline in contract sales in our North America segment, to $514 million in 2011 from $530 million in 2010, reflected a $19 million decline in the first half of 2011 compared to the first half of 2010 and a $3 million increase in the second half of 2011 compared to the second half of 2010.

The $19 million (7 percent) decline in contract sales in our North America segment in the first half of 2011 compared to the first half of 2010 corresponds with the launch of the MVCD points product in June 2010 and our decision to focus on enrolling and selling our new product to existing owners at an average purchase price that was generally lower than the average purchase price for new owners. As a result, while the number of sales contracts executed in the first half of 2011 rose by 22 percent from the first half of 2010, the average price per contract for sales to existing owners was approximately $7,000 (or 25 percent) lower than the first half of 2010.

The $3 million (1 percent) increase in contract sales in our North America segment in the second half of 2011 compared to the second half of 2010 reflected a nearly 8 percent increase in volume per guest to $2,463 in the second half of 2011 from $2,285 in the second half of 2010. This increase was driven by an increase in the minimum purchase price requirements for existing owners that make additional purchases, as well as incentives to encourage larger purchases. Although sales contracts executed with new owners were up nearly 4 percent during the period, total sales contracts executed were down 18 percent, driven by a 25 percent decrease in existing owner purchases, reflecting our focus in the second half of 2010 on enrolling existing owners in the MVCD program.

Total revenues net of total expenses decreased $308 million to a loss of $220 million in 2011 from $88 million in 2010. Results reflected an unfavorable variance of $309 million related to higher impairment charges (see further discussion of these impairment charges below), $21 million of lower financing revenues net of expenses, $4 million of royalty fees, and $1 million of lower rental revenues net of expenses. These declines were partially offset by $9 million of higher resort management and other services revenues net of expenses, $9 million of lower interest expense, $5 million of higher other revenues net of expenses, $3 million of higher revenues from the sale of vacation ownership products net of related expenses, and $1 million of lower general and administrative expenses.

The $21 million decrease in financing revenues net of expenses to $141 million in 2011 from $162 million in 2010 reflected $19 million of lower interest income and $2 million of higher financing related expenses.

General and administrative expenses decreased $1 million to $81 million in 2011 from $82 million in 2010 due to lower technology related depreciation expense and the full-year impact of cost savings initiatives that resulted in lower finance and accounting, human resources, information resources and other costs, partially offset by $1 million of higher severance expenses in 2011.

Royalty fee expense increased to $4 million in 2011 from $0 in 2010 due to the License Agreements that were entered into at the time of the Spin-Off.

Rental revenues net of expenses decreased $1 million to a loss of $8 million in 2011 from a loss of $7 million in 2010. Results reflected $25 million of higher rental revenues, a $3 million decrease in maintenance fees on unsold inventory ($65 million in 2011 from $68 million in 2010) and a $3 million decrease in subsidy costs in our Luxury segment. These increases were offset by $14 million of higher costs associated with the banking and borrowing usage option under our MVCD points program, a $12 million unfavorable variance from a 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability resulting from lower than anticipated cost of redemptions of Marriott Rewards Points, and $6 million of higher housekeeping and other variable costs driven by the increase in revenues. As part of the greater flexibility offered in the MVCD program, owners have the ability to bank their MVCD program points for a limited time in order to use them for future vacations. During 2011, which was the first year this option was available, a substantial number of owners decided to defer their vacation from 2011 to 2012, combining this year’s points with next year’s points for a longer or more upscale vacation experience next year. We made the inventory related to their 2011 usage available for rent to offset the higher costs associated with banking.

Resort management and other services revenues net of expenses increased $9 million to $40 million in 2011 from $31 million in 2010, reflecting $6 million of additional fees earned in connection with the MVCD program net of expenses and a $3 million increase in management fees.

Interest expense decreased by $9 million to $47 million in 2011 compared to $56 million in 2010 due to a lower outstanding debt balance related to the securitized notes receivable, reflecting our continued collection of existing mortgage notes receivables at a faster pace than our origination of new mortgage notes receivables and therefore a faster pay down of debt associated with these notes receivable securitizations.

Other revenues net of expenses increased $5 million to $16 million in 2011 from $11 million in 2010, primarily from a $2 million favorable true-up of the 2010 bonus accrual as a result of final payouts made in the first quarter of 2011 and $3 million of lower miscellaneous other expenses.

Revenues from the sale of vacation ownership products net of expenses increased $3 million to $47 million in 2011 from $44 million in 2010. Results reflected a $13 million increase in revenues net of variable expenses, inclusive of the favorable mix of real estate inventory sold, partially offset by $3 million of higher costs related to Americans with Disabilities Act (“ADA”) compliance and Hurricane Irene in the Bahamas, a $3 million unfavorable variance from the 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability, and $3 million of legal costs related to a European project.

2010 Compared to 2009

Revenues decreased by $12 million (1 percent), to $1,584 million in 2010 from $1,596 million in 2009, as a result of $108 million of lower revenues from the sale of vacation ownership products and $5 million of lower other revenues, partially offset by $69 million of higher financing revenues, $14 million of higher resort management and other services revenues, $12 million of higher rental revenues, and $6 million of higher cost reimbursements.

Gross contract sales (before cancellation allowances) declined $43 million (6 percent) to $705 million in 2010 from $748 million in 2009, primarily due to $43 million of lower contract sales in our North America segment. Contract sales, net of cancellation allowances, increased $20 million in 2010 to $685 million from $665 million in 2009 driven mainly by a $63 million decrease in cancellation allowances year-over-year.

Revenues from the sale of vacation ownership products declined $108 million (15 percent) to $635 million in 2010 from $743 million in 2009, driven mainly by $43 million of lower gross contract sales, $38 million from lower revenue reportability and $37 million related to the notes receivable reserve activity as discussed below.

The $43 million decline in gross North America contract sales primarily reflected:

•

The continued impact of a weakened economy, due in part to the continued weakness in consumer confidence and decreased consumer willingness to spend discretionary income on purchases such as vacation ownership;

•

The impact of restructuring efforts that we started in 2008 in response to the weakened economy that resulted in the closing of eight sales locations and one call center where we were no longer selling in a cost-effective manner. While those efforts resulted in lower sales volumes in 2010, they contributed to improvement in our total revenues from the sale of vacation ownership products, net of expenses;

•	The impact of the 2009 sales promotion launched in celebration of the company’s 25th anniversary, which resulted in a significant increase in contract sales in 2009; and

•

The impact of a higher proportion of sales made to existing owners that resulted in a 22 percent decline in the overall average price per contract to $21,799 in 2010 from $27,889 in 2009. The increase in existing owner purchases was driven by: (1) sales promotions and (2) the launch of the MVCD program in mid-2010, as our sales efforts were focused on educating existing owners about this program. As a result, while the number of sales contracts executed in 2010 rose by 29 percent, or nearly 4,400 contracts, from 2009, sales to existing owners as a percentage of total sales was 66 percent in 2010, compared to 47 percent in 2009. The average price per contract for sales to existing owners was nearly $8,000 (or 30 percent) lower than 2009 given the impact of discounting and lower minimum purchase requirements for existing owners.

The $37 million of lower revenues relating to the notes receivable reserve activity included a $25 million impact due to the reversal in 2009 of the notes receivable reserve upon the securitization of our notes receivable. As discussed in “Business Overview” above, as a result of the adoption of the new Consolidation Standard on the first day of fiscal 2010, securitization transactions are no longer treated as sales transactions. Thus, after adoption of the new Consolidation Standard, the secured notes receivable and related reserves remained in our Balance Sheets, and there was no reversal of this related notes receivable reserve. Additionally, the notes receivable reserve charge was $12 million higher in 2010 as a result of higher note receivable default and delinquency activity.

Other revenues decreased $5 million (15 percent) to $29 million in 2010 from $34 million in 2009 due primarily to higher tour deposit forfeitures in 2009.

The $69 million increase (58 percent) in financing revenues to $188 million in 2010 from $119 million in 2009 primarily reflected:

•

a $129 million increase in interest income, due to a $139 million increase from the notes receivable we now consolidate as part of our adoption of the new Consolidation Standard, partially offset by a $10 million decrease in interest income related mainly to non-securitized notes receivable, reflecting a lower outstanding balance as discussed below; and

•

a $60 million reduction from the elimination of accretion of retained interests in securitized notes receivable and gains on a securitization of notes receivable which were no longer recorded in 2010 after the adoption of the new Consolidation Standard.

The lower non-securitized notes receivable balance reflects the continued collection of existing notes receivable, as well as the impact of lower financing propensity. The reduction in financing propensity was due in part to our elimination of financing incentive programs. The average non-securitized notes receivable balance decreased $71 million to $451 million in 2010 from $522 million in 2009. For 2010, 40 percent of purchasers financed their vacation ownership purchase with us, compared to 44 percent in 2009 and 67 percent in 2008.

The $12 million (7 percent) increase in rental revenues to $187 million in 2010 from $175 million in 2009 reflected rental demand mainly at our North America properties ($13 million) that resulted in a company-wide 10 percent increase in transient keys rented (78,000 additional keys) and a company-wide 9 percent increase in transient rate ($14.52 increase per key). This was partially offset by a decrease in tour package revenue of $11 million related to lower tour flow, as we reduced reliance on this higher cost marketing channel. Resort occupancy, which includes owner and rental occupancy, was 90 percent in both 2010 and 2009.

Resort management and other services revenues increased $14 million (7 percent) to $227 million in 2010 from $213 million in 2009, reflecting $7 million of fees earned from the MVCD program; $4 million of higher ancillary revenues due to stronger demand for food and beverage and golf offerings as well as the impact of full-year operations at various projects and phases that opened during 2009; and a $4 million increase in management fees (from $56 million to $60 million) resulting primarily from the cumulative increase in the number of vacation ownership products sold.

The $6 million (2 percent) increase in cost reimbursements revenue to $318 million in 2010 from $312 million in 2009 reflected the impact of growth across the system from new resorts and new phases of existing resorts, partially offset by the impact of continued cost savings initiatives, lower development expenditures after the completion of a joint venture project, and lower marketing and sales efforts incurred under our joint venture arrangements in response to weak business conditions.

Total revenues net of total expenses increased by $703 million to $88 million in 2010 from a loss of $615 million in 2009. The increase reflected a favorable variance of $652 million related to impairment charges and restructuring expenses (see further discussion below), a $64 million increase in financing revenues net of expenses, $28 million of higher revenues from the sale of vacation ownership products net of expenses, $17 million of improvement in rental revenues net of expenses, $6 million of lower general and administrative expenses, and $4 million of higher other revenues net of expenses. Offsetting these improvements were $56 million of higher interest expense and $12 million of lower resort management and other services revenues net of expenses.

The $64 million increase in financing revenues net of expenses to $162 million in 2010 from $98 million in 2009 reflected $129 million of higher interest income, partially offset by $60 million related to the elimination of both the gains from the securitization of notes receivable and accretion of retained interests, mainly as a result of adopting the new Consolidation Standard and $5 million of higher financing related expenses.

Revenues from the sale of vacation ownership products net of expenses increased $28 million to $44 million in 2010 from $16 million in 2009. Results reflected lower expenses related to lower sales volumes, lower average inventory costs associated with a proportionately higher sales mix of lower cost products, and a 1.4 percentage point reduction in marketing and selling expenses, as a percentage of related revenues. This improvement reflects the impact of ongoing cost savings initiatives, including the closure of higher cost sales locations and other restructuring efforts. These increases were partially offset by $108 million of lower revenues from the sale of vacation ownership products, a $6 million unfavorable variance for real estate inventory cost true-ups due to revised estimates of project economics, and $6 million from an increase in non-capitalizable development expenses, including property taxes and insurance, due to the decision to delay development of new project phases.

Rental revenues net of expenses improved $17 million to a loss of $7 million in 2010 from a loss of $24 million in 2009. Results reflected $12 million of higher revenues, $12 million of lower Marriott Rewards customer loyalty program costs due to fewer owner exchanges for Marriott Rewards Points, and $4 million of lower operating expenses resulting mainly from cost savings initiatives implemented in 2009. Partially offsetting these increases was a $9 million increase in maintenance fees on unsold inventory ($68 million in 2010 from $59 million in 2009) and a $2 million increase in subsidy costs, due mainly to new resort and phase openings.

General and administrative expenses decreased $6 million to $82 million in 2010 from $88 million in 2009 due to lower technology related depreciation expense and the full-year impact of cost savings initiatives and other restructuring efforts that resulted in lower finance, human resource, information resources and other costs.

Other revenues net of expenses increased $4 million to $11 million in 2010 from $7 million in 2009 due mainly to a $10 million charge in the prior year related to resolving a tax issue with a state taxing authority, partially offset by the high amount of tour deposit forfeitures in 2009.

Interest expense increased by $56 million from zero in 2009. This increase was driven mainly by the consolidation of $1,121 million of debt associated with previously securitized notes receivable on the first day of fiscal 2010 in conjunction with our adoption of the new Consolidation Standard.

Resort management and other services revenues net of expenses decreased $12 million to $31 million in 2010 from $43 million in 2009, reflecting $12 million of start-up costs associated with the launch of the MVCD program and higher technology costs, partially offset by $14 million of higher revenues.

Impairment Charges

For additional information related to impairment charges for 2011, 2010 and 2009, including how these impairments were determined and the impairment charges grouped by product type and/or geographic location, see Footnote No. 19, “Impairment Charges,” of the Notes to our Financial Statements.

2011

We recorded pre-tax charges in our Statements of Operations totaling a net of $320 million primarily comprised of the $324 million impairment charge noted above, partially offset by a $4 million reversal of a previously recorded funding liability. As discussed in more detail in Footnote No. 19 to our Financial Statements, “Impairment Charges,” in the third quarter of 2011, management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped parcels of land. Under this plan, we will seek to sell these parcels over the course of the next three years, and we will offer incentives to accelerate sales of excess built Luxury inventory over the next 18 to 24 months. Based on our current plans, we believe we have identified all excess land and inventory. However, if our future plans change, the planned use of such assets may change. Further, to the extent that real estate market conditions change, our estimates of the fair value of such assets may change.

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

2010

We recorded pre-tax charges totaling a net $4 million in our Statements of Operations primarily comprised of a $14 million impairment charge in connection with a golf course and related assets that we decided to sell (the amount of this charge was equal to the excess of our carrying cost over estimated fair value) and a $6 million impairment charge associated with our Luxury segment inventory due to continued sluggish sales, partially offset by an $11 million reversal of a previously recorded funding liability and a reversal of $5 million of previously recorded impairment charges due to our negotiation of a reduction in a purchase commitment with a third party.

We reversed $11 million of the $27 million funding liability we recorded in 2009 related to a Luxury segment vacation ownership joint venture project, based on facts and circumstances surrounding the project, including favorable resolution of certain construction-related legal claims and potential funding of certain costs by one of our joint venture partners.

2009

In response to the difficult business conditions in the vacation ownership and residential real estate development businesses in 2009, we evaluated our entire portfolio for impairment. In order to adjust our business strategy to reflect market conditions at that time, we approved the following actions: (1) for our Luxury segment residential projects, to reduce prices, convert certain proposed projects to other uses, sell certain undeveloped land and not pursue further company-funded residential development projects; (2) to reduce prices for existing Luxury segment vacation ownership products; (3) to continue short-term sales promotions for our North America segment and defer the introduction of new projects and development phases; and (4) for our Europe segment vacation ownership products, to continue promotional pricing and marketing incentives and not pursue further development projects. We designed these plans to stimulate sales, accelerate cash flow and reduce investment spending.

As a result of these decisions, in 2009, we recorded pre-tax charges in our Statements of Operations totaling $761 million, including $623 million of pre-tax charges recorded in the Impairment line and $138 million of pre-tax charges recorded in the Impairment reversals (charges) on equity investment line. The $761 million of pre-tax impairment charges were non-cash, other than $27 million of charges associated with ongoing mezzanine loan fundings and $21 million of charges for purchase commitments that we expected to fund in 2010.

Restructuring Costs and Other Charges

Our business was negatively affected both domestically and internationally by the downturn in market conditions, particularly the significant deterioration in the credit markets, which resulted in our decision not to complete a notes receivable securitization in the fourth quarter of 2008 (although we did complete a note receivable securitization in the first quarter of 2009). These weak economic conditions resulted in cancelled development projects, reduced contract sales and higher anticipated loan losses. In the fourth quarter of 2008, we implemented certain company-wide cost-saving initiatives at both the corporate and site levels. The various initiatives resulted in aggregate restructuring costs of $19 million in the 2008 fourth quarter. As part of the restructuring we began in 2008 and as a result of the continued deterioration in market conditions, we initiated further cost-saving measures in 2009 that resulted in additional restructuring costs of $44 million in 2009. We completed this restructuring in 2009 and have not incurred additional expenses in connection with these initiatives.

For additional information on the 2009 restructuring costs, including the types of restructuring costs incurred in total and by segment, and for the cumulative restructuring costs incurred since inception and a roll forward of the restructuring liability through year-end 2011, please see Footnote No. 18, “Restructuring Costs and Other Charges,” of the Notes to our Financial Statements.

Gains and Other Income

2011

Gains and other income of $2 million includes a gain on the disposition of excess inventory and land at one of our Luxury projects.

2010

Gains and other income of $21 million reflected a gain on the sale of an operating hotel that we originally acquired for conversion into vacation ownership products for our Asia Pacific segment.

2009

Gains and other income of $2 million reflected a gain in our Luxury segment on the sale of a sales center that was no longer needed.

Equity in Losses

2011 Compared to 2010

The decline in equity in losses to $0 in 2011 from $8 million in 2010 reflected the discontinuance of recording equity in losses associated with a Luxury segment joint venture, when our investment in the joint venture, including loans due from the joint venture, reached zero in 2010.

2010 Compared to 2009

Equity in losses improved $4 million to $8 million in 2010 from $12 million in 2009 due mainly to lower cancellation reserves and improved operating results related to a Luxury segment joint venture as well as the discontinuance of recording equity in losses when our investments in the joint venture, including loans from the joint venture, reached zero in 2010.

Income Tax

Our effective tax rate for fiscal years 2011, 2010 and 2009 was a benefit of 16.79%, expense of 40.06%, and a benefit of 30.19%, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following is a description of the items impacting our effective tax rate during the current and prior two years.

2011 Compared to 2010

Income tax expense decreased by $81 million to a tax benefit of $36 million in 2011 compared to a tax provision of $45 million in 2010. The decrease in income tax expense is primarily related to a decrease in pre-tax income driven by the $90 million tax benefit resulting from the $324 million impairment charge in the third quarter of 2011. Of the impairment charges, $234 million were incurred in the U.S. and $90 million were attributable to foreign jurisdictions.

The effective tax rate decreased from a tax expense of 40.06% during 2010 to a tax benefit of 16.79% in 2011 primarily driven by the tax benefit attributable to the U.S. impairments charges. This change is partially offset by an increase in the foreign tax rate due to impairment charges on foreign properties resulting in losses for which no tax benefit was received because they were incurred in low tax jurisdictions or jurisdictions with a valuation allowance.

2010 Compared to 2009

Income tax expense increased by $276 million to a tax provision of $45 million in 2010 compared to $231 million tax benefit attributable to $623 million of impairment charges recorded in 2009. The effective tax rate increased from a benefit of 30.19% in 2009 to an expense of 40.06% primarily attributable to the tax benefits relating to the impairment charges in the U.S. in 2009. This is partially offset by a decrease in the foreign tax rate due to 2009 impairment charges on foreign properties resulting in losses for which no tax benefit was received because they were incurred in low tax jurisdictions.

Net Losses Attributable to Noncontrolling Interests

2011 Compared to 2010

Net losses attributable to noncontrolling interests were zero in 2011 and 2010. See Footnote No. 17, “Variable Interest Entities,” of the Notes to our Financial Statements for additional information.

2010 Compared to 2009

Net losses attributable to noncontrolling interests decreased by $11 million in 2010 to zero, compared to $11 million in 2009 and reflected our acquisition of our partner’s interest in a joint venture in 2010. The benefit for net losses attributable to noncontrolling interests in 2009 of $11 million is net of tax and reflected our partner’s share of losses associated with a joint venture previously consolidated that we now wholly own. See Footnote No. 17, “Variable Interest Entities,” of the Notes to our Financial Statements for additional information.

Net (Loss) Income Attributable to Marriott Vacations Worldwide

2011 Compared to 2010

Net (loss) income decreased $245 million to a loss of $178 million in 2011 from income of $67 million in 2010. As discussed in more detail in the preceding sections, the $245 million decrease reflected an unfavorable variance related to impairment charges recorded during the period ($316 million), lower financing revenues net of expenses ($21 million), lower gains and other income ($19 million), royalty fee expenses ($4 million) and lower rental revenues net of expenses ($1 million). These decreases were partially offset by lower income taxes ($81 million), higher resort management and other services revenue net of expenses ($9 million), lower interest expense ($9 million), lower equity in losses ($8 million), higher other revenues net of expenses ($5 million), higher revenues from the sale of vacation ownership products net of related expenses ($3 million) and lower general and administrative expenses ($1 million).

2010 Compared to 2009

Net income (loss) attributable to Marriott Vacations Worldwide increased $588 million to income of $67 million in 2010 from a loss of $521 million in 2009. As discussed in more detail in the preceding sections, the $588 million increase reflected a favorable variance related to our impairment and restructuring charges ($801 million), higher financing revenues net of expenses ($64 million), higher revenues from the sale of vacation ownership products net of expenses ($28 million), higher gains and other income ($19 million), an improvement in rental revenues net of expenses ($17 million), lower general and administrative expenses ($6 million), lower equity in losses ($4 million), and higher other revenues net of expenses ($4 million). Offsetting these improvements were higher income taxes ($276 million), higher interest expense ($56 million), lower resort management and other services revenues net of expenses ($12 million) and lower net losses attributable to noncontrolling interests, net of tax ($11 million).

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

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of performance. Our Adjusted EBITDA excludes the impact of our 2009 restructuring costs and 2011, 2010 and 2009 impairment charges and includes the impact of interest expense associated with the debt from the Warehouse Credit Facility and from the securitization of our notes receivable in the term ABS market, which together we refer to as consumer financing interest expense. We deduct consumer financing interest expense in determining Adjusted EBITDA since the debt is secured by notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us or to our business. We evaluate Adjusted EBITDA, which adjusts for these items, to allow for period-over-period comparisons of our ongoing core operations before material charges. Adjusted EBITDA is also useful in measuring our ability to service our non-securitized debt. EBITDA and Adjusted EBITDA facilitate our comparison of results from our ongoing operations with results from other vacation ownership companies.

EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do or may not calculate it at all, limiting Adjusted EBITDA’s usefulness as a comparative measure. The table below shows our EBITDA and Adjusted EBITDA calculations and reconciles those measures with Net (Loss) Income.

($ in millions)	Fiscal Years
	2011	2010	2009
Net (loss) income	$(178)	$67	$(532)
Interest expense	47	56	—
Tax (benefit) provision, continuing operations	(36)	45	(231)
Depreciation and amortization	33	39	43

EBITDA	(134)	207	(720)

Restructuring expenses	—	—	44
Impairment charges:
Impairments	324	15	623
Impairments (reversals) charges on equity investment	(4)	(11)	138
Consumer financing interest expense	(47)	(56)	—

	273	(52)	805

Adjusted EBITDA	$139	$155	$85

Business Segments

Our business is grouped into four business segments: North America, Luxury, Europe and Asia Pacific. See Footnote No. 22, “Business Segments,” of the Notes to our Financial Statements for further information on our segments.

At the end of 2011, we operated the following 64 properties by segment (under 71 separate resort management contracts):

	U.S.(1)	Non-U.S.	Total
North America	43	3	46
Luxury	8	2	10
Europe	—	5	5
Asia Pacific	—	3	3

Total	51	13	64

(1)	Includes U.S. territories.

Non-GAAP Financial Measures

We report Segment financial results (as adjusted), a financial measure that is not prescribed or authorized by GAAP. We believe Segment financial results (as adjusted) better reflects a segment’s core operating performance than does the comparable unadjusted measure, Segment financial results, as it adjusts this measure for restructuring charges and impairment charges that are not representative of ongoing operations.

The tables on the following pages reconcile Segment financial results (as adjusted) to the most directly comparable GAAP measure, Segment financial results (identified by a footnote reference on the following segment tables). This non-GAAP measure is not an alternative to revenue, net income or any other comparable operating measure prescribed by GAAP. In addition, Segment financial results (as adjusted) may be calculated and/or presented differently than measures with the same or similar names that are reported by other companies, and as a result, the Segment financial results (as adjusted) we report may not be comparable to those reported by others.

North America

($ in millions)	Fiscal Years
	2011	2010	2009
Revenues
Sales of vacation ownership products, net	$484	$492	$596
Resort management and other services	180	175	161
Financing(1)	153	172	43
Rental	180	152	139
Other	28	27	32
Cost reimbursements	247	233	224

Total revenues	1,272	1,251	1,195

Expenses
Costs of vacation ownership products	190	191	241
Marketing and sales	248	247	304
Resort management and other services	142	149	116
Rental	168	135	145
Other	11	12	24
General and administrative	3	4	4
Restructuring	—	—	31
Impairment	—	—	108
Cost reimbursements	247	233	224

Total expenses	1,009	971	1,197

Segment financial results	$263	$280	$(2)

Segment financial results as adjusted(2)	$263	$280	$137

Contract Sales (company-owned)
Vacation ownership	$510	$529	$572
Residential products	4	1	1

Subtotal	514	530	573
Cancellation allowance	—	—	(4)

Total contract sales	$514	$530	$569

Volume per Guest(3)	$2,504	$2,285	N/A

(1)	Financing revenues reflect the impact of adopting the new Consolidation Standard in 2010.
(2)	Denotes a non-GAAP measure and includes:

Segment financial results	$263	$280	$(2)
Add:
- Restructuring	—	—	31
- Impairment	—	—	108

Segment financial results (as adjusted)	$263	$280	$137

(3)	VPG information is only reported for periods subsequent to the launch of the MVCD program in mid-2010.

2011 Compared to 2010

The $21 million (2 percent) increase in revenues to $1,272 million in 2011 from $1,251 million in 2010 reflected $28 million of higher rental revenues, $14 million of higher cost reimbursements, and $5 million of higher resort management and other services revenues, partially offset by $19 million of lower financing revenues and $8 million of lower sales of vacation ownership products.

Rental revenues increased $28 million (18 percent) to $180 million in 2011 from $152 million in 2010 due to the recognition of $27 million of plus points revenue (upon utilization of plus points for stays at our resorts in 2011 or upon expiration of plus points), a 2 percent increase in transient keys rented (nearly 14,000 additional keys) driven by an increase in available keys due to owners banking significantly more points than were borrowed in 2011, as well as the impact of higher rental demand for our properties that resulted in a 1 percent increase in transient rate achieved ($1.40 increase per key). Resort occupancy, which includes owner and rental occupancy, was 91 percent in both in 2011 and 2010.

Cost reimbursements increased $14 million (6 percent) to $247 million in 2011 from $233 million in 2010, reflecting the impact of growth across the system.

Resort management and other services revenues increased $5 million (3 percent) to $180 million in 2011 from $175 million in 2010, reflecting $8 million of additional fees associated with the MVCD program, $3 million of higher ancillary revenues from food and beverage and golf offerings, and $2 million of higher management fees (from $50 million to $52 million) resulting from the cumulative increase in the number of vacation ownership products sold. These increases were partially offset by $7 million of lower resales commissions.

Financing revenues decreased $19 million (11 percent) to $153 million in 2011 from $172 million in 2010, reflecting a lower outstanding notes receivable balance due to our continued collection of existing mortgage notes receivables at a faster pace than our origination of new mortgage notes receivables. In 2011, 44 percent of purchasers financed their vacation ownership purchase with us compared to 42 percent in 2010.

Revenue from the sale of vacation ownership products decreased $8 million to $484 million in 2011 compared to $492 million in 2010, reflecting $16 million of lower gross contract sales and $8 million of higher notes receivable reserve activity in 2011 as default and delinquency activity improved less than expected, partially offset by $16 million related to higher revenue reportability.

The $16 million decline in contract sales, to $514 million in 2011 from $530 million in 2010, reflected a $19 million decline in the first half of 2011 compared to the first half of 2010 and a $3 million increase in the second half of 2011 compared to the second half of 2010.

The $19 million (7 percent) decline in contract sales in the first half of 2011 compared to the first half of 2010 was due to the impact of a higher proportion of sales made to existing owners at an average purchase price that was generally lower than the average purchase price for new owners. The increase in existing owner purchases was driven by the launch of the MVCD program in mid-2010, as our sales efforts were focused on educating existing owners about this program, at which time they were offered the opportunity to make purchases with lower minimum purchase price requirements. As a result, while the number of sales contracts executed in the first half of 2011 rose by 22 percent from the first half of 2010, the average price per contract for sales to existing owners was over $7,000 (or 25 percent) lower than the first half of 2010.

The $3 million (1 percent) increase in contract sales in the second half of 2011 compared to the second half of 2010 reflected a nearly 8 percent increase in volume per guest to $2,463 in the second half of 2011 from $2,285 in the second half of 2010, driven by an increase in the minimum purchase price requirements for existing owners that make additional purchases, as well as incentives provided to all customers to encourage larger purchases. Although sales contracts executed with new owners were up nearly 4 percent, total sales contracts executed were down 18 percent, driven by a 25 percent decrease in existing owner purchases, reflecting our focus in the second half of 2010 on enrolling existing owners in the MVCD program.

Segment financial results decreased $17 million to $263 million in 2011 from $280 million in 2010 due to $19 million of lower financing revenues net of expenses from lower revenues, $8 million of lower revenue from the sale of vacation ownership products net of related expenses, and $5 million of lower rental revenues net of expenses. These decreases were partially offset by $12 million from higher resort management and other services revenues net of expenses and $2 million of higher other revenues net of expenses.

Revenues from the sale of vacation ownership products net of expenses decreased $8 million to $46 million in 2011 from $54 million in 2010. Results reflected a $5 million decrease in revenues net of variable expenses, a $3 million unfavorable variance from the 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability, $1 million of ADA compliance costs, and $1 million of severance expense in 2011.

Rental revenues net of expenses decreased $5 million to $12 million in 2011 from $17 million in 2010. Results reflected $28 million of higher rental revenues, a $3 million decrease in maintenance fees on unsold inventory ($40 million in 2011 from $43 million in 2010) and a $1 million decrease in subsidy costs. These increases were offset by $14 million of higher costs associated with the banking and borrowing usage option under our MVCD points program, a $12 million unfavorable variance from a 2010 third quarter adjustment to the Marriott Rewards customer loyalty program liability resulting from lower than anticipated cost of redemptions of Marriott Rewards Points, and $11 million of higher housekeeping and other variable costs driven by the increase in rental revenues.

Resort management and other services revenues net of expenses increased $12 million to $38 million in 2011 from $26 million in 2010 reflecting $6 million of additional fees earned in connection with the MVCD program net of expenses, $4 million of higher ancillary revenues net of expenses from food and beverage and golf offerings, and $2 million of higher management fees.

Other revenues net of expenses increased $2 million to $17 million in 2011 from $15 million in 2010, primarily due to lower miscellaneous expenses.

2010 Compared to 2009

The $56 million increase (5 percent) in revenues to $1,251 million in 2010 from $1,195 million in 2009 reflected $129 million of higher financing revenues, a $14 million increase in resort management and other services revenues, $13 million of higher rental revenues and $9 million of higher cost reimbursements, offset by a $104 million decline in revenues from the sale of vacation ownership products and $5 million of lower other revenues.

The $129 million increase in financing revenues to $172 million in 2010, from $43 million in 2009, primarily reflected a $129 million increase in interest income, including a $135 million increase from the notes receivable we now consolidate in accordance with the new Consolidation Standard, partially offset by a $6 million decline in interest income related to a lower non-securitized notes receivable balance. The lower non-securitized notes receivable balance reflected the continued collection of existing notes receivable and lower financing propensity than we experienced in the past due in part to our elimination of financing incentive programs. For 2010, 42 percent of buyers financed their purchase with us, compared to 46 percent in 2009. On average, the non-securitized notes receivable balance decreased $75 million to $320 million in 2010 from $395 million in 2009.

Rental revenues increased $13 million (9 percent) to $152 million in 2010 from $139 million in 2009, reflecting rental demand for our properties that resulted in a 9 percent increase in transient keys rented (63,000 additional keys) and a 9 percent increase in transient rate achieved ($13.83 increase per key). This was partially offset by a decrease in tour package revenue of $10 million related to lower tour flow, as we reduced reliance on this higher cost marketing channel. Resort occupancy, which includes owner and rental occupancy, increased 1 percentage point to 92 percent in 2010.

The $14 million (9 percent) increase in resort management and other services revenues to $175 million in 2010 from $161 million in 2009 reflected $7 million of fees associated with the MVCD program that we launched in mid-2010, $5 million of higher ancillary revenues due to stronger demand for food and beverage and golf offerings and the impact of new or full-year operations at various projects and phases opened in 2009, and a $4 million increase in management fees (from $46 million to $50 million) resulting from the cumulative increase in the number of vacation ownership products sold.

The $9 million (4 percent) increase in cost reimbursements to $233 million in 2010 from $224 million in 2009 reflected the impact of growth across the system from new resorts and new phases at existing resorts.

Revenues from the sale of vacation ownership products decreased $104 million (17 percent) to $492 million in 2010 from $596 million in 2009, reflecting lower vacation ownership contract sales, $38 million related to lower revenue reportability year-over-year, the majority of which became reportable in the first half of 2011, and $27 million related to notes receivable reserve activity. The notes receivable reserve activity included a $25 million favorable impact in 2009 of the reversal of the notes receivable reserve into income upon the sale of the notes receivable through securitization. In 2010, notes receivable and the related reserves remained on our books upon securitization as part of our adoption of the new Consolidation Standard. Notes receivable reserve activity also included a $2 million increase to the 2010 notes receivable reserve as a result of higher notes receivable default and delinquency activity.

Gross contract sales decreased $43 million (8 percent) to $530 million in 2010 from $573 million in 2009, reflecting:

•

The continued impact of a weakened economy, due in part to the continued weakness in consumer confidence and decreased consumer willingness to spend discretionary income on purchases such as vacation ownership;

•

The impact of restructuring efforts that we started in 2008 in response to the weakened economy that resulted in the closing of eight sales locations and one call center where we were no longer selling cost effectively. While those efforts resulted in lower sales volumes, they contributed to improvement in our total revenues from the sale of vacation ownership products, net of expenses;

•	The impact of the 2009 sales promotion launched in celebration of the company’s 25th anniversary, which resulted in a significant increase in contract sales in 2009; and

•

The impact of a higher proportion of sales made to our existing owners that resulted in a 22 percent decline in the overall average price per contract to $21,799 in 2010 from $27,889 in 2009. The increase in existing owner purchases was driven by: (1) sales promotions and (2) the launch of the MVCD program in mid-2010, as our sales efforts were focused on educating existing owners about this program. As a result, while the number of sales contracts executed in 2010 rose by 29 percent, or nearly 4,400 contracts, from 2009, sales to existing owners as a percentage of total sales were 66 percent in 2010, compared to 47 percent in 2009. The average price per contract for sales to existing owners was nearly $8,000 (or 30 percent) lower than 2009 given the impact of discounting and lower minimum purchase requirements for existing owners in the MVCD program as compared to the average price per week in 2010.

Other revenues decreased by $5 million (16 percent) to $27 million in 2010 from $32 million in 2009 due mainly to $5 million of lower tour deposit forfeitures in 2009, partially offset by higher settlement revenues associated with a higher number of contract closings in 2010.

Segment financial results of $280 million in 2010 increased by $282 million from $2 million of losses in 2009, and primarily reflected a favorable variance from the $139 million of impairment charges and restructuring expenses recorded in 2009, $129 million of higher financing revenues, $23 million of higher rental revenues net of expenses, $7 million from higher other revenue net of expense, driven mainly by a $10 million charge in 2009 related to resolving a tax issue with a state taxing authority, and $3 million from higher revenues from the sale of vacation ownership products net of expenses. Offsetting these increases was $19 million of lower resort management and other services revenues net of expenses.

Rental revenues net of expense increased $23 million to $17 million in 2010 from a loss of $6 million in 2009 as a result of increased transient keys rented and higher transient rates, $12 million of lower costs due to fewer owner exchanges for Marriott Rewards Points, and lower operating costs resulting from cost savings initiatives implemented in 2008. These increases were partially offset by $3 million of higher maintenance fees on unsold inventory (to $43 million in 2010 from $40 million in 2009) and $4 million of higher subsidy costs, both associated with the opening of new projects and phases.

Revenues from the sale of vacation ownership products net of expenses increased $3 million to $54 million in 2010 from $51 million in 2009 as a result of a nearly 1 percentage point reduction in marketing and sales expenses, as a percentage of related revenues, related to the cost savings initiatives begun in 2008, including the closure of higher cost sales locations, and lower overall real estate inventory expenses. These increases were partially offset by lower revenues and $4 million from higher non-capitalizable development expenses, including property taxes and insurance, due to our decision to delay developing new project phases. A proportionately higher sales mix of lower cost projects resulted in $18 million of lower real estate inventory expenses, offset by an unfavorable variance of $10 million for real estate inventory cost true-ups related to revised estimates of project economics.

Resort management and other services revenues net of expenses decreased $19 million to $26 million in 2010 from $45 million in 2009 resulting mainly from $12 million of start-up costs associated with the launch of the MVCD program, as well as higher technology costs.

Segment financial results (as adjusted) increased by $143 million to $280 million in 2010 from $137 million in 2009.

Luxury

($ in millions)	Fiscal Years
	2011	2010	2009
Revenues
Sales of vacation ownership products, net	$32	$20	$39
Resort management and other services	24	20	20
Financing(1)	7	8	7
Rental	4	2	2
Other	1	1	1
Cost reimbursements	46	52	58

Total revenues	114	103	127

Expenses
Costs of vacation ownership products	18	11	28
Marketing and sales	15	23	31
Resort management and other services	28	23	26
Rental	22	21	18
Other	1	—	1
General and administrative	3	3	3
Restructuring	—	—	3
Impairment	117	20	441
Cost reimbursements	46	52	58

Total expenses	250	153	609

Gains and other income	2	—	2
Equity in losses	—	(8)	(12)
Impairment reversals (charges) on equity investment	4	11	(138)

Segment financial results	$(130)	$(47)	$(630)

Segment financial results as adjusted(2)	$(17)	$(38)	$(48)

Contract Sales
Company-Owned
Vacation ownership	$16	$20	$25
Residential products	1	8	11

Subtotal	17	28	36
Cancellation reversal (allowance)	1	(1)	(4)

Total company-owned contract sales	18	27	32

Joint Venture
Vacation ownership	8	12	19
Residential products	10	4	—

Subtotal	18	16	19
Cancellation reversal (allowance)	3	(19)	(75)

Total joint venture contract sales	21	(3)	(56)

Total contract sales	$39	$24	$(24)

(1)	Financing revenues reflect the impact of adopting the new Consolidation Standard in 2010.
(2)	Denotes a non-GAAP measure and includes:

Segment financial results	$(130)	$(47)	$(630)
Add:
- Restructuring	—	—	3
- Impairment	117	20	441
- Impairment (reversals) charges on equity investment	(4)	(11)	138

Segment financial results (as adjusted)	$(17)	$(38)	$(48)

Overview

Given the continued weakness in the economy, particularly in the luxury real estate market, we have significantly scaled back our development of luxury vacation ownership products. We do not have any luxury projects under construction nor do we have any current plans for new development in this segment. While we will continue to sell existing luxury vacation ownership products, we also expect to continue to evaluate opportunities for bulk sales of excess luxury inventory and disposition of undeveloped land.

2011 Compared to 2010

Revenues increased $11 million (11 percent) to $114 million in 2011 from $103 million in 2010, primarily reflecting $12 million of higher revenues from the sale of vacation ownership products, $4 million of higher resort management and other services revenues and $2 million of higher rental revenues, partially offset by $6 million of lower cost reimbursements and $1 million of lower financing revenues.

Revenue from the sale of vacation ownership products increased $12 million (60 percent) to $32 million in 2011 from $20 million in 2010 reflecting a $20 million net favorable year-over-year change in notes receivable reserve activity and $3 million related to favorable revenue reportability year-over-year, partially offset by $11 million of lower company-owned gross contract sales (before cancellation allowances).

Total contract sales include sales from company-owned projects as well as sales generated under a marketing and sales arrangement with a joint venture. Gross contract sales (before cancellation allowances) decreased $9 million driven by lower sales of company owned residential and fractional products, as well as lower sales of joint venture fractional products, due to weakened demand for these products. This decline was partially offset by higher sales of joint venture residential products at one joint venture project resulting from pricing incentives we extended to encourage buyers to close on pending sales from prior years. Contract sales, net of cancellation allowances, increased $15 million to $39 million in 2011 from $24 million in 2010, reflecting a $24 million change in the cancellation allowances year-over-year. Since we do not expect to have any luxury projects under construction, we do not anticipate having significant cancellation allowances in the future.

Resort management and other services revenues increased $4 million (20 percent) to $24 million in 2011 from $20 million in 2010 due mainly to higher ancillary revenues related to stronger consumer demand. Management fees were $3 million in both 2011 and 2010.

Rental revenues increased $2 million (100 percent) to $4 million in 2011 from $2 million in 2010 due to an increase in available inventory to rent and higher rental demand for our properties, resulting in a 5 percent increase in transient keys rented (300 additional keys) and a 13 percent increase in transient rate achieved ($39 increase per key).

Cost reimbursements decreased $6 million (12 percent) to $46 million in 2011 from $52 million in 2010 due to lower development expenditures after completion of a project by one of our joint ventures and lower marketing and sales costs incurred under our joint venture arrangements.

Financing revenues decreased $1 million (13 percent) to $7 million in 2011 from $8 million in 2010, reflecting lower interest income driven by a lower outstanding notes receivable balance due to our continued collection of existing mortgage notes receivables at a faster pace than our origination of new mortgage notes receivables.

Segment financial results decreased $83 million to a loss of $130 million in 2011 from a loss of $47 million in 2010, primarily reflecting an unfavorable variance of $104 million related to impairment charges, $1 million of lower financing revenues net of expenses due to lower interest income, and $1 million of lower resort management and other services revenues net of expenses, partially offset by $13 million of higher revenue from the sale of vacation ownership products net of related expenses (losses), $8 million of lower equity in losses due to the discontinuance of recording equity in losses when our investments in a joint venture, including loans from the joint venture, reached zero during 2010, and $2 million of higher gains and other income. See further discussion of the impairment charges above and in Footnote No. 19 to our Financial Statements, “Impairment Charges.”

Revenues from the sale of vacation ownership products net of expenses increased $13 million to a loss of $1 million in 2011 from a loss of $14 million in 2010, primarily reflecting a $15 million increase in revenues net of variable expenses, inclusive of the favorable mix of real estate inventory sold, partially offset by $2 million of higher costs related to ADA compliance and Hurricane Irene damage at our property in the Bahamas.

The $2 million increase in gains and other income reflected a $2 million gain on the disposition of excess inventory and land at one of our Luxury projects.

Segment financial results (as adjusted) improved by $21 million to a loss of $17 million in 2011 from a loss of $38 million in 2010.

2010 Compared to 2009

The $24 million (19 percent) decrease in Luxury segment revenues to $103 million in 2010 from $127 million in 2009 reflected $19 million of lower revenues from the sale of company-owned vacation ownership products and $6 million of lower cost reimbursements, partially offset by $1 million of higher financing revenues. Management fees remained flat at $3 million in 2010 and 2009.

Revenues from the sale of vacation ownership products decreased $19 million (49 percent) to $20 million in 2010 from $39 million in 2009, reflecting lower sales volumes due to the weakness in the luxury real estate market, continued price discounting to drive sales, and the impact of fewer sales locations resulting from our cost savings initiatives. In addition, results reflected a $10 million increase to the 2010 notes receivable reserve activity as a result of higher note receivable default and delinquency activity and $4 million related to unfavorable revenue reportability year-over-year.

Gross contract sales (before cancellation allowances) decreased $11 million due to the continued weakness in the luxury real estate market. Contract sales, net of cancellation allowances, reflected an increase of $48 million to $24 million in 2010 from $24 million of net negative sales in 2009 driven mainly by a net $59 million decrease in cancellation allowances. Since we do not expect to have any luxury projects under construction, we do not anticipate having significant cancellation allowances in the future.

Cost reimbursements decreased $6 million (10 percent) to $52 million in 2010 from $58 million in 2009 due to lower development expenditures after completion of a project by one of our joint ventures and lower marketing and sales costs incurred under our joint venture arrangements, in response to weak business conditions and cost containment measures.

Segment financial results improved by $583 million to $47 million of losses in 2010 from $630 million of losses in 2009, primarily reflecting a favorable variance from the $573 million of impairment charges and restructuring expenses recorded in 2009 and 2010, $6 million of higher revenues from the sale of vacation ownership products net of expenses, $1 million of higher financing revenues net of expenses due to higher interest income associated with the new Consolidation Standard, a $4 million improvement in equity in losses, and a $3 million increase in resort management and other services revenues net of expenses. These increases were partially offset by $2 million of lower gains and other income and $3 million of lower rental revenues net of expenses.

Revenues from the sale of vacation ownership products net of expenses improved $6 million to a loss of $14 million in 2010 from a loss of $20 million in 2009, resulting from lower real estate inventory expenses associated with a proportionately higher sales mix of lower cost projects, partially offset by lower revenues, higher marketing and sales costs due to weak business conditions, and a $2 million increase of non-capitalizable development expenses due to the decision to delay developing new project phases. Due to the ongoing soft luxury market, we streamlined marketing and sales staffing by focusing only on key markets. Further, we re-emphasized our points-based resort system product and lowered prices in some locations to help sell existing inventory.

Equity in losses of $8 million in 2010 improved by $4 million from equity in losses of $12 million in 2009 due mainly to lower cancellation reserves and improved operating results related to a joint venture project as well as the discontinuance of recording equity in losses when our investments in the joint venture, including loans due from the joint venture, were reduced to zero in 2010.

Resort management and other services revenues net of expenses improved $3 million to a loss of $3 million in 2010 from a loss of $6 million in 2009 due to lower marketing and sales expenses incurred under a marketing and sales arrangement with one of our joint venture projects given reduced contract sales volumes, as well as higher technology costs.

Rental losses increased $3 million to a loss of $19 million in 2010 from a loss of $16 million in 2009, reflecting increased maintenance fees on unsold inventory related to a new project, bringing total maintenance costs on unsold inventory to $13 million in 2010 from $9 million in 2009. The $2 million decrease in gains and other income primarily reflected the unfavorable variance from the $2 million gain on the disposition of a sales location in 2009.

Segment financial results (as adjusted) improved by $10 million to $38 million of losses in 2010 from $48 million of losses in 2009.

Europe

($ in millions)	Fiscal Years
	2011	2010	2009
Revenues
Sales of vacation ownership products, net	$51	$58	$46
Resort management and other services	31	29	30
Financing	5	5	6
Rental	21	17	16
Other	—	1	1
Cost reimbursements	27	24	23

Total revenues	135	134	122

Expenses
Costs of vacation ownership products	13	19	18
Marketing and sales	34	32	32
Resort management and other services	26	24	25
Rental	19	18	17
Other	1	1	1
General and administrative	1	1	1
Restructuring	—	—	3
Impairment	2	—	51
Cost reimbursements	27	24	23

Total expenses	123	119	171

Segment financial results	$12	$15	$(49)

Segment financial results as adjusted(1)	$14	$15	$5

Contract Sales (company-owned)
Vacation ownership	$57	$63	$55

Total contract sales	$57	$63	$55

(1)	Denotes a non-GAAP measure and includes:

Segment financial results	$12	$15	$(49)
Add:
- Restructuring	—	—	3
- Impairment	2	—	51

Segment financial results (as adjusted)	$14	$15	$5

Overview

In our Europe segment, we are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

2011 Compared to 2010

Revenues increased $1 million to $135 million in 2011 from $134 million in 2010, reflecting $4 million of higher rental revenues from a 13 percent increase in transient keys (nearly 6,500 keys) and a 14 percent increase in transient rate ($40 increase per key), $3 million of higher cost reimbursements from growth across the system and $2 million of higher resort management and other services revenues on higher ancillary revenues from food and beverage and golf offerings. These increases were partially offset by $7 million of lower revenues from the sale of vacation ownership products due primarily to lower contract sales. Management fees were $6 million in both 2011 and 2010.

Segment financial results decreased $3 million to $12 million in 2011 from $15 million in 2010, reflecting $3 million of lower revenue from the sale of vacation ownership products net of related expenses driven mainly by $3 million of legal costs in 2011 as well as a decline in contract sales, and an unfavorable variance of $2 million related to impairment charges. These decreases were partially offset by $3 million of higher rental revenues net of expenses. See further discussion of the impairment charges above and in Footnote No. 19 to our Financial Statements, “Impairment Charges.”

Segment financial results (as adjusted) decreased by $1 million to $14 million in 2011 from $15 million in 2010.

2010 Compared to 2009

The $12 million (10 percent) increase in revenues to $134 million in 2010 from $122 million in 2009 reflected $12 million of higher revenue from the sale of vacation ownership products, partially offset mainly by $1 million of lower financing revenues. Management fees remained flat at $6 million in 2010 and 2009.

Revenues from the sale of vacation ownership products increased $12 million (26 percent) to $58 million in 2010 from $46 million in 2009, reflecting higher vacation ownership contract sales and $3 million related to favorable revenue reportability year-over-year.

Contract sales increased $8 million (15 percent) to $63 million in 2010 from $55 million in 2009, reflecting increased demand for European products predominantly from Middle East-based customers as well as the impact of price discounting and sales incentives versus 2009. Sales of multi-week contracts increased by 40 percent as a result of price reductions to help stimulate demand.

The $1 million decrease in financing revenues to $5 million in 2010 from $6 million in 2009 primarily reflected a decrease in interest income due to a lower notes receivable balance. The average notes receivable balance decreased $8 million to $45 million in 2010 from $53 million in 2009.

Segment financial results of $15 million in 2010 improved by $64 million from $49 million of losses in 2009, and primarily reflected a favorable variance from the $54 million of impairment charges and restructuring expenses recorded in 2009 and $11 million of higher revenues from the sale of vacation ownership products net of expenses, partially offset by $1 million of lower tour deposit forfeitures.

Revenues from the sale of vacation ownership products net of expenses improved $11 million to $7 million in 2010 from a loss of $4 million in 2009. Results reflected an $8 million increase in revenues net of variable expenses driven by the higher contract sales and increased use of more cost effective marketing channels in the Middle East, as well as a $3 million decline in Real estate inventory costs reflecting a proportionately higher sales mix of lower cost projects in 2009.

Segment financial results (as adjusted) increased by $10 million to $15 million in 2010 from $5 million in 2009.

Asia Pacific

($ in millions)	Fiscal Years
	2011	2010	2009
Revenues
Sales of vacation ownership products, net	$67	$65	$62
Resort management and other services	3	3	2
Financing	4	3	4
Rental	7	16	18
Other	—	—	—
Cost reimbursements	11	9	7

Total revenues	92	96	93

Expenses
Costs of vacation ownership products	19	20	20
Marketing and sales	45	42	46
Resort management and other services	2	—	3
Rental	11	20	19
Other	—	1	—
General and administrative	1	1	1
Restructuring	—	—	7
Impairment	—	(5)	16
Cost reimbursements	11	9	7

Total expenses	89	88	119

Gains and other income	—	21	—

Segment financial results	$3	$29	$(26)

Segment financial results as adjusted(1)	$3	$24	$(3)

Contract Sales
Company-Owned
Vacation ownership	$70	$68	$65

Total company-owned contract sales	$70	$68	$65

(1)	Denotes a non-GAAP measure and includes:

Segment financial results	$3	$29	$(26)
Add:
- Restructuring	—	—	7
- Impairment	—	(5)	16

Segment financial results (as adjusted)	$3	$24	$(3)

2011 Compared to 2010

Asia Pacific revenues declined $4 million (4 percent) to $92 million in 2011 from $96 million in 2010, reflecting $9 million of lower rental revenues due to the loss of rental units associated with the disposition of an operating hotel in the 2010 fourth quarter that we originally acquired for conversion into vacation ownership products, partially offset by $2 million of higher revenues from the sale of vacation ownership products on higher contract sales, $2 million of higher cost reimbursements, and $1 million of higher financing revenues reflecting higher interest income driven by an increase in the average coupon interest rate charged on new loan originations. Management fees increased $1 million to $2 million in 2011 from $1 million in 2010.

Contract sales increased $2 million (3 percent) to $70 million in 2011 from $68 million in 2010, reflecting slightly improved demand for our products.

Segment financial results decreased $26 million to $3 million in 2011 from $29 million in 2010, reflecting a $21 million decrease in gains and other income, a $5 million unfavorable variance related to a 2010 first quarter reversal of a previously recorded impairment charge for one of our Asia Pacific projects, and $2 million of lower resort management and other services revenues net of expenses, partially offset by a $1 million increase in financing revenues net of expenses due to the higher interest income.

Resort management and other services revenues net of expenses decreased $2 million to $1 million in 2011 from $3 million in 2010 as a result of the collection of a $2 million receivable in 2010 from a joint venture arrangement for which a reserve had previously been established in 2009.

The $21 million decline in gains and other income is related to a gain on the sale of an operating hotel in 2010. No similar sales occurred in 2011.

Segment financial results (as adjusted) declined by $21 million to $3 million in 2011 from $24 million in 2010.

2010 Compared to 2009

Asia Pacific revenues increased $3 million (3 percent) to $96 million in 2010 from $93 million in 2009, reflecting $3 million of higher revenues from the sale of vacation ownership products on higher contract sales volumes, $1 million of higher resort management and other services revenues, and $2 million of higher cost reimbursements, offset by $2 million of lower rental revenues due to the fourth quarter disposition of an operating hotel that we originally acquired for conversion into vacation ownership products.

Revenues from the sale of vacation ownership products increased $3 million (5 percent) to $65 million in 2010 from $62 million in 2009, mainly reflecting higher vacation ownership contract sales.

Contract sales increased $3 million (5 percent) to $68 million in 2010 from $65 million in 2009, reflecting increased demand and the opening of a new sales location.

Resort management and other services revenues increased $1 million to $3 million in 2010 from $2 million in 2009, reflecting higher customer service revenues from the cumulative increase in the number of vacation ownership products sold. Rental revenues decreased $2 million to $16 million in 2010 from $18 million in 2009 driven by the loss of rental units associated with the disposition of an operating hotel in the 2010 fourth quarter, partially offset by a 28 percent increase in transient keys rented due to a full-year of rental operations at one of our projects in Thailand. Management fees were $1 million in both 2010 and 2009.

Segment financial results of $29 million in 2010 improved by $55 million from $26 million of losses in 2009, and primarily reflected a $28 million favorable variance from the impairment and restructuring costs recorded in 2009 and 2010, a $21 million increase in gains and other income, $7 million of higher revenues from the sale of vacation ownership products net of expenses and $4 million of higher resort management and other services revenues net of expenses, partially offset by $3 million of lower rental revenues net of expenses.

Revenues from the sale of vacation ownership products net of expenses improved $7 million to $3 million in 2010 from a loss of $4 million in 2009, reflecting $5 million from higher revenue net of related expenses driven by the higher contract sales and cost savings initiatives begun in 2008, and $2 million of lower average inventory costs associated with a proportionately higher sales mix of lower cost projects.

The $21 million of gains and other income in 2010 related to a gain on the sale of an operating hotel. No similar sales occurred in 2009.

Resort management and other services revenues net of expenses increased $4 million to $3 million in 2010 from a loss of $1 million in 2009 due to the collection of a $2 million receivable from a joint venture arrangement that had previously been reserved for collection in 2009.

Rental revenues net of expenses decreased $3 million to a loss of $4 million in 2010 from a loss of $1 million in 2009 due to lower rental revenues, as well as $1 million of higher unsold maintenance fees related to a new project.

Segment financial results (as adjusted) increased by $27 million to $24 million in 2010 from a loss of $3 million in 2009.

Corporate and Other

($ in millions)	Fiscal Years
	2011	2010	2009
Revenues(1)	$—	$—	$59
Expenses(1)	$362	$165	$115

(1)	Revenues and expenses reflect the impact of adopting the new Consolidation Standard beginning in 2010.

Corporate and Other captures information not specifically identifiable to an individual segment including gains on securitization of notes receivable and accretion of retained interests (prior to the adoption of the new Consolidation Standard), expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, interest expense and impairment charges.

2011 Compared to 2010

Total expenses increased by $197 million to $362 million in 2011 from $165 million in 2010. The $197 million increase was driven by an unfavorable variance of $205 million for impairment charges related mainly to undeveloped land and internally developed software, $4 million of royalty fees in the fourth quarter of 2011 payable under the License Agreements, and $2 million of higher financing expenses due to higher technology and foreclosure costs, partially offset by $9 million of lower interest expense due to the repayment of bonds related to our securitized notes receivable and $5 million of lower other expenses primarily consisting of the favorable true-up of the 2010 bonus accrual as a result of final payouts in the first quarter of 2011. See further discussion of the impairment charges above and in Footnote No. 19 to our Financial Statements, “Impairment Charges.”

2010 Compared to 2009

The $59 million decrease in revenues to $0 million in 2010 from $59 million in 2009 reflected the elimination of the accretion of retained interest and gain on notes receivable securitized as a result of the new Consolidation Standard in 2010.

Total expenses increased $50 million to $165 million in 2010 from $115 million in 2009. The $50 million increase primarily reflected $56 million of increased interest expense driven mainly by the consolidation of $1,121 million of debt associated with previously securitized notes receivable on the first day of fiscal 2010 and higher system and other technology costs. These higher expenses were partially offset by a favorable variance of $7 million due to an impairment charge related to internally developed software in 2009, and $6 million of lower general and administrative expenses resulting from cost savings initiatives begun in 2008.

New Accounting Standards

See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for information related to our adoption of new accounting standards and our anticipated adoption of recently issued accounting standards.

Liquidity and Capital Resources

Our New Credit Facilities and Our Future Cash Flows

In connection with the Spin-Off, we entered into (1) a Revolving Corporate Credit Facility, which has a borrowing capacity of $200 million and provides support for our business, including on-going liquidity and letters of credit, and (2) a Warehouse Credit Facility, which has a funding capacity of $300 million and provides non-recourse financing for the receivables we originate in connection with our sale of vacation ownership products. We believe that the cash we have on hand ($110 million at year-end 2011), the cash we generate from operating activities, the funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility, and our ability to raise capital through securitizations in the ABS market, will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements. At the end of 2011, $847 million of the $850 million of total debt outstanding is non-recourse debt associated with secured notes receivable, including the Warehouse Credit Facility, which will be paid down using principal and interest collected from the securitized notes receivable.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of 2011, we had approximately $1 billion of inventory on hand, comprised of $448 million of finished goods, $215 million of work-in-process, and $290 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than cost of sales for the next several years. We also expect to evaluate opportunities to sell excess luxury inventory and dispose of undeveloped land in order to generate incremental cash and reduce related carrying costs.

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

During 2011, 2010 and 2009, we had a net change in cash and cash equivalents of $84 million, ($6) million and $6 million, respectively, including distributions to Marriott International of $64 million, $264 million and $100 million, for 2011, 2010 and 2009, respectively. The following table summarizes such changes:

($ in millions)	Fiscal Years
	2011	2010	2009
Cash provided by (used in):
Operating activities	$321	$379	$181
Investing activities	9	39	(47)
Financing activities
Net distribution to Marriott International	(64)	(264)	(100)
Other financing activities	(182)	(160)	(28)

Net change in cash and cash equivalents	$84	$(6)	$6

Cash from Operating Activities

In 2011, we generated $321 million of cash flows from operating activities, compared to $379 million in 2010 and $181 million in 2009. Our primary sources of funds from operations are (1) cash sales and downpayments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding notes receivables and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts as well as funding our working capital needs.

We minimize working capital needs through cash management, strict credit-granting policies, and disciplined collection efforts. We have greater working capital cash needs in the first half of each year, given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of notes receivable, the closing of sales contracts for vacation ownership products, and cash outlays for real estate inventory development.

In addition to net (loss) income and adjustments for non-cash items, the following operating activities are key drivers of our cash from operating activities:

Real estate inventory spending less than (in excess of) cost of sales

($ in millions)	Fiscal Years
	2011	2010	2009
Real estate inventory spending	$(120)	$(214)	$(309)
Real estate inventory costs	233	234	305

Real estate inventory spending less than (in excess of) cost of sales	$113	$20	$(4)

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense in our Statements of Operations related to sales of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the launch of our MVCD program, our spending on real estate inventory decreased significantly over the last two years. We succeeded in aligning inventory spending more closely with sales pace for 2011, 2010 and 2009. In addition, 2010 real estate inventory spending included a $102 million payment for delivery of a turnkey project under a purchase agreement signed in 2006. We expect our real estate inventory spending in the near term to be less than our real estate inventory costs and, on a longer term basis, to remain in line with our projected real estate inventory costs.

Notes receivable collections in excess of (less than) new mortgages

($ in millions)	Fiscal Years
	2011	2010	2009
Notes receivable collections (non-securitized notes)	$99	$114	$153
Notes receivable collections (securitized notes)	219	231	—
New notes receivable	(256)	(254)	(298)

Notes receivable collections in excess of (less than) new mortgages	$62	$91	$(145)

Notes receivable collections includes principal from non-securitized notes receivable for all periods reported and, beginning in 2010, it also includes principal from securitized notes receivable due to the consolidation of our securitized special purpose entities as a result of the adoption of the new Consolidation Standard. Collections declined for all periods reported due to the declining notes receivable balance. New notes receivable increased modestly in 2011 compared to 2010 due primarily to an increase in financing propensity to 43 percent in 2011 from 40 percent in 2010, partially offset by lower vacation ownership product sales volumes. New notes receivable declined in 2010 compared to 2009 due primarily to lower vacation ownership product sales volumes and a decrease in financing propensity to 40 percent in 2010 from 44 percent in 2009.

New Consolidation Standard

As a result of our adoption of the new Consolidation Standard on the first day of 2010, we no longer account for notes receivable securitizations as sales. Accordingly, we did not recognize any gain or loss on the 2010 notes receivable securitization nor do we expect to recognize gains or losses on future notes receivable securitizations. Additionally, we no longer record accretion due to the elimination of retained interests.

As part of our adoption of the new Consolidation Standard, we classify the following 2011 and 2010 activities as “Financing Activities” in our Statements of Cash Flows:

•

Repayments on bonds payable associated with notes receivable term securitizations and on the Warehouse Credit Facility, including note repurchases, as “repayment of debt related to securitizations”; and

•	Proceeds on securitization of notes receivable, including drawdowns on the Warehouse Credit Facility, as “Borrowings from securitization transactions.”

Also, as a result of the new Consolidation Standard, we no longer have any separate cash flows related to retained interests or servicing assets.

Operating Cash Flow from Securitization in 2009

In March 2009, we completed a private placement of approximately $205 million of floating-rate Vacation Ownership Loan Backed Notes with a bank-administered commercial paper conduit. We contributed approximately $284 million of notes receivable originated in connection with the sale of vacation ownership products to a newly formed special purpose entity (the “2009-1 Trust”). The 2009-1 Trust simultaneously issued approximately $205 million of the 2009-1 Trust’s notes. In connection with the private placement of notes receivable, we received proceeds of approximately $181 million, net of costs, and retained a $94 million interest in the special purpose entity, which included $81 million of notes we effectively owned after the transfer and $13 million related to the servicing assets and retained interest. We measured all retained interests at fair market value on the date of the transfer. We recorded the notes that we effectively owned after the transfer as notes receivable. In connection with this securitization, we recorded a $1 million loss, which we included in the “Financing” revenue line item in our Statements of Operations.

In October 2009, we securitized a pool of approximately $380 million in vacation ownership notes receivables to a newly formed special purpose entity (the “2009-2 Trust”). Simultaneously with the securitization, investors purchased $317 million of 4.809 percent Vacation Ownership Loan Backed Notes from the 2009-2 Trust in a private placement. As part of this transaction, we paid off the notes that the 2009-1 Trust issued in March 2009 and reacquired approximately $234 million of vacation ownership notes receivable that were released from the 2009-1 Trust. We included approximately $218 million of these reacquired loans in the October 2009 securitization. As consideration for our securitization of the vacation ownership notes receivable, we received cash proceeds of approximately $168 million and a subordinated retained interest in the 2009-2 Trust, through which we expected to realize the remaining value of the notes receivable over time. These cash proceeds were net of approximately $145 million paid to the commercial paper conduit to unwind the March 2009 transaction. In connection with this October 2009 note securitization, we recorded a $37 million gain, which we included in the “Financing” revenue line item in our Statements of Operations.

Before the adoption of the new Consolidation Standard on the first day of 2010, we had retained interests of $267 million at year-end 2009. Our servicing assets and retained interests, which we measured at year-end 2009 using Level 3 inputs in the fair value measurement hierarchy, accounted for 35 percent of the total fair value of our financial assets at year-end 2009 that we were required to measure at fair value using the then-applicable fair value measurement guidance. We treated the retained interests, including servicing assets, as trading securities under the provisions for accounting for certain investments in debt and equity securities, and accordingly, we recorded realized and unrealized gains or losses related to these assets in the “Financing” revenue line in our Statements of Operations. See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for additional information on retained interests eliminated as part of the adoption of the new Consolidation Standard on the first day of 2010.

See Footnote No. 12, “Debt,” of the Notes to our Financial Statements for additional information regarding the failure of some securitized notes receivable pools to perform within established parameters and the resulting redirection of cash flows. In different months during 2010, seven securitized notes receivable pools reached performance triggers as a result of an increase in defaults. As of year-end 2010, of the seven pools out of compliance during 2010, loan performance had improved sufficiently in six pools to cure the performance triggers, leaving one pool out of compliance. Approximately $3 million of cash flows in 2011, $6 million of cash flows in 2010 and $17 million of cash flows in 2009 were redirected as a result of reaching the performance triggers for those years.

For additional information on our note securitizations, including a discussion of the cash flows on securitized notes, see Footnote No. 3, “Asset Securitizations,” of the Notes to our Financial Statements. See also Footnote No. 1, “Summary of Significant Accounting Policies,” and Footnote No. 17, “Variable Interest Entities,” of the Notes to our Financial Statements for the impact of adoption of the new Consolidation Standard.

Cash from Investing Activities

($ in millions)	Fiscal Years
	2011	2010	2009
Capital expenditures for property and equipment	$(15)	$(24)	$(28)
Dispositions	19	46	1
Note advances	—	—	(32)
Note collections	20	—	6
(Increase) decrease in restricted cash	(15)	17	6

Net cash provided by (used in) investing activities	$9	$39	$(47)

Capital expenditures for property and equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and ancillary offerings at resorts such as food and beverage locations.

In 2011, capital expenditures for property and equipment of $15 million included $10 million for technology spending, of which $7 million related to systems enhancements supporting the MVCD program and $2 million of Spin-Off related initiatives, while the remaining spending of $5 million related to the support of normal business operations (e.g., sales locations and ancillary assets).

In 2010, capital expenditures for property and equipment of $24 million included $16 million for technology spending, of which $14 million was spent to facilitate and support the launch of the MVCD program in 2010, and roughly $8 million was spent to support normal business operations (e.g., sales locations and ancillary assets).

In 2009, capital expenditures for property and equipment of $28 million included $10 million for technology spending, of which $3 million was to facilitate the launch of the MVCD program in 2010, and $9 million for sales locations, with the remaining spending primarily relating to support of other ancillary assets.

Dispositions

Dispositions of property and assets generated cash proceeds of $19 million in 2011, $46 million in 2010 and $1 million in 2009. The $19 million of dispositions in 2011 primarily related to the bulk sale of excess land and developed inventory, which was classified as inventory within our Luxury segment. In 2010, we sold an operating hotel we originally acquired for conversion into vacation ownership products for our Asia Pacific segment for cash proceeds of $42 million and recorded a net gain of $21 million.

Note Advances and Collections

Note advances and collections relate to monies advanced to and collected from a related party. See also Footnote No. 20, “Significant Investments,” of the Notes to our Financial Statements for more information.

(Increase) Decrease in Restricted Cash

Restricted cash primarily consists of cash held in a reserve account related to notes receivable securitizations; cash collected for maintenance fees to be remitted to property owners’ associations; and deposits received, primarily associated with vacation ownership products and residential sales that are held in escrow until the associated contract has closed or the period in which it can be rescinded has passed, depending on legal requirements. The 2011 increase in restricted cash reflects higher cash collections for maintenance fees to be remitted to certain property owners’ associations. The 2010 decrease reflects the impact of bonding escrow deposits, thereby no longer requiring a portion of these deposits to be restricted.

Cash from Financing Activities

($ in millions)	Fiscal Years
	2011	2010	2009
Borrowings from securitization transactions
Bonds payable on securitized notes receivable	$—	$218	$—
Warehouse Credit Facility advances	125	—	—

Subtotal	125	218	—

Repayment of debt related to securitizations
Bonds payable on securitized notes receivable	(287)	(323)	—
Warehouse Credit Facility reductions	(8)	—	—

Subtotal	(295)	(323)	—

Borrowings on Revolving Corporate Credit Facility	1	—	—
Repayment on Revolving Corporate Credit Facility	(1)	—	—
Debt issuance costs	(10)	(3)	—
Repayment of third party debt	(2)	(52)	(28)
Net distribution to Marriott International	(64)	(264)	(100)

Net cash used in financing activities	$(246)	$(424)	$(128)

Issuance / repayments of debt related to securitizations

As noted above, as a result of the adoption of the new Consolidation Standard on the first day of 2010, we reflect proceeds on securitizations of notes receivable, including draw downs on the Warehouse Credit Facility, as “Borrowings from securitization transactions,” and we reflect repayment on bonds payable associated with notes receivable securitizations and on the Warehouse Credit Facility, including note repurchases, as “Repayment of debt related to securitizations,” within “Cash from Financing Activities.”

On October 5, 2011, we completed our first non-recourse securitized funding under the Warehouse Credit Facility. The carrying amount of notes receivable securitized was $154 million. The advance rate was 81 percent, which resulted in gross proceeds of $125 million. Please see Footnote No. 12, “Debt,” of the Notes to our Financial Statements for more information.

In October 2010, we exercised our option under the term securitization transaction that we completed in 2002 to repurchase all outstanding collateral, payoff and redeem all outstanding bonds, and terminate the associated trust, which resulted in cash outflows of approximately $25 million.

In November 2010, we securitized a pool of approximately $229 million in mortgage notes to a newly formed special purpose entity (the “2010-1 Trust”), including $17 million repurchased from the 2002 transaction. Simultaneously with the securitization, investors purchased approximately $218 million in Vacation Ownership Loan Backed Notes from the 2010-1 Trust in a non-recourse private placement in two classes: Class A Notes totaling approximately $195 million with an interest rate of 3.54 percent and Class B Notes totaling approximately $23 million with an interest rate of 4.52 percent. As consideration for our securitization of the notes receivable, we received cash proceeds of approximately $215 million, net of costs, and a subordinated retained interest in the 2010-1 Trust. Under the new Consolidation Standard, we accounted for this transaction as a secured financing in 2010 and we did not record a gain or loss.

Debt Issuance Costs

Debt issuance costs in 2011 relate mainly to costs associated with the establishment of the Warehouse Credit Facility, the Revolving Corporate Credit Facility and the mandatorily redeemable preferred stock of our consolidated subsidiary, which for GAAP purposes is treated as debt.

Repayment of Third Party Debt

Our repayment of third-party debt in 2011 related to the repayment of borrowings we used to finance a sales center in our Asia Pacific segment in accordance with contractual terms. In 2010 and 2009, we fully repaid $52 million and $28 million, respectively, related to borrowings that we used to finance the acquisitions of land and vacation ownership products in accordance with contractual terms. No further obligations exist as of the end of 2011.

Net Distribution to Marriott International

The net distribution to Marriott International in 2011 represents net cash transactions with Marriott International through the date of Spin-Off. For 2010 and 2009, this represents the net change in our divisional equity and was the sum of our operating, investing and financing activity. See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for further information related to cash management activities prior to Spin-Off.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of the end of 2011:

($ in millions)		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Debt(1)	$988	$160	$392	$240	$196
Mandatorily redeemable preferred stock of consolidated subsidiary(1)	88	4	11	10	63
Liability for Marriott Rewards loyalty program(2)	247	69	117	61	—
Operating leases	86	20	23	5	38
Purchase obligations	10	8	2	—	—
Other long-term obligations	65	15	—	—	50

Total contractual obligations	$1,484	$276	$545	$316	$347

(1)	Includes principal as well as interest payments.
(2)	Includes interest accretion.

As a large taxpayer, Marriott International is continuously under audit by the IRS and other taxing authorities. The Company has joined in the Marriott International U.S. Federal tax consolidated filing for tax years 2009, 2010 and a portion of 2011 up to the date of the Spin-Off. Although we do not anticipate that those audits will have a significant impact on our unrecognized tax benefit balance during the next fiscal year, it remains possible that our liability for unrecognized tax benefits could change over that time period. See Footnote No. 2, “Income Taxes,” of the Notes to our Financial Statements for additional information.

We have provided guarantees to certain lenders in connection with the provision of third-party financing for our vacation ownership product sales, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of the guarantees require us to fund if the purchaser fails to pay under the terms of the note payable. We are then entitled to repossess the property and retain the proceeds from its resale. Our commitments under these guarantees diminish as principal payments are made by the purchaser to the third-party lender. Our current exposure under such guarantees as of year-end 2011 in the Asia Pacific and Luxury segments is $22 million and $3 million, respectively, and the underlying debt to third-party lenders will mature between 2012 and 2022.

Additionally, related to an equity method investment, we provided a completion guarantee in favor of a lender as to which we have a remaining funding liability of approximately $12 million. See Footnote No. 20, “Significant Investments,” of the Notes to our Financial Statements for additional information regarding this guarantee.

For additional information on these guarantees and the circumstances under which they were entered into, see the “Guarantees” caption within Footnote No. 11, “Contingencies and Commitments,” of the Notes to our Financial Statements.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if: (1) it requires assumptions to be made that were uncertain at the time the estimate is made; and (2) changes in the estimate, or different estimates that could have been selected, could have a material effect on our results of operations or financial condition.

While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our financial position or results of operations.

Please see Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for further information on accounting policies that we believe to be critical, including our policies on:

Revenue recognition for vacation ownership products, including how we recognize revenue using the percentage-of-completion method of accounting;

Marriott Rewards customer loyalty program, including how we determine our redemption obligation to Marriott International in connection with Marriott International’s customer loyalty program that we historically participated in by offering points as incentives to vacation ownership purchasers and that we continue to participate in following the Spin-Off;

Inventories, including how we evaluate the fair value of our vacation ownership inventory;

Valuation of property and equipment, including when we record impairment losses;

Loan loss reserves for vacation ownership notes receivable, including information on how we estimate reserves for losses;

Valuation of investments in ventures, including information on how we evaluate the fair value of investments in ventures and when we record impairment losses on investments in ventures;

Legal contingencies, including information on how we account for legal contingencies;

Income taxes, including information on how we determine our current year amounts payable or refundable, as well as our estimate of deferred tax assets and liabilities; and

Retained interests, including how we estimated the fair value of retained interest prior to the adoption of the new Consolidation Standard on the first day of 2010.

In addition to Item 13, below, please see Footnote No. 21, “Related Party Transactions,” and Footnote No. 20, “Significant Investments,” of the Notes to our Financial Statements for further information on transactions with related parties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, currency exchange rates, and debt prices. We manage our exposure to these risks by monitoring available financing alternatives, through pricing policies that may take into account currency exchange rates, and prior to Spin-Off, by Marriott International entering into derivative arrangements on our behalf. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or currency rates or how we manage such exposure in the future.

Our Warehouse Credit Facility provides variable rate financing when we place consumer loans we originate in support of our North American business into that facility. We manage the interest rate risk of this facility by entering into derivative contracts such as swaps or caps that are traditionally utilized in warehouse funding arrangements. We intend to securitize notes receivable in the ABS market at least annually. For these types of transactions or arrangements, we expect to secure fixed rate funding to match our fixed rate notes receivable. However, if we have floating rate debt in the future, we plan to hedge the interest rate risk using derivative instruments. Changes in interest rates may impact the fair value of our fixed rate long-term debt.

Prior to the Spin-Off, we used derivative instruments, entered into on our behalf by Marriott International, to manage our exposure to market risks associated with fluctuations in interest rate and currency exchange rates, including those that resulted from our operations. Marriott International also used derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, fair value hedges, and other derivative instruments, as part of its overall strategy to manage our exposure to market risks. As a matter of policy, Marriott International only entered into transactions that Marriott International believed would be highly effective at offsetting the underlying risk, and did not use derivatives for trading or speculative purposes.

At the time of the Spin-Off, the only interest rate derivatives outstanding were those entered into as a condition to the Warehouse Credit Facility. Subsequent to the Spin-Off and through December 30, 2011, we did not enter into any derivative instruments or hedges.

Please see Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for additional information associated with derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of the end of 2011 for our financial instruments that are impacted by market risks:

		Maturities by Period
($ in millions)	Average Interest Rate	2012	2013	2014	2015	2016	Thereafter	Total Carrying Value	Total Fair Value
Assets–Maturities represent expected principal receipts, fair values represent assets
Notes receivable–non-securitized	11.5%	$64	$33	$26	$22	$21	$73	$239	$245
Notes receivable–securitized	13.0%	$116	$122	$125	$121	$112	$314	$910	$1,061

Liabilities–Maturities represent expected principal payments, fair values represent liabilities

Non-recourse debt associated with securitized notes receivable	5.11%	$(108)	$(116)	$(120)	$(113)	$(99)	$(173)	$(729)	$(750)

Warehouse Credit Facility	2.09%	$(15)	$(103)	$—	$—	$—	$—	$(118)	$(116)

Mandatorily redeemable preferred stock of consolidated subsidiary	12.0%	$—	$—	$—	$—	$—	$(40)	$(40)	$(40)

Other debt	8.35%	$—	$—	$—	$—	$—	$(3)	$(3)	$(3)

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are contained on pages F-1 through F-56 of this Annual Report. See Item 15(a)(1) for a listing of financial statements provided in this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

Changes in Internal Control Over Financial Reporting

Historically, we relied on financial information and resources of Marriott International to manage certain aspects of our business and report our results. Since our Spin-Off from Marriott International, several areas of internal control over financial reporting changed. New corporate and oversight functions were implemented, such as investor relations, payroll and benefits accounting and reporting, stock administration, external financial reporting, Board of Directors, and Internal Audit. Existing functions such as external communications, tax, legal, human resources, and treasury, including insurance and risk management, were also enhanced to include corporate-level activities previously performed by Marriott International and to meet all regulatory requirements for a stand-alone company. Lastly, we refined policies as needed, implemented a stand-alone instance of the previously used general ledger system, and entered into agreements with Marriott International pursuant to which Marriott International will provide us use of certain other financial applications such as those for payroll, accounts payable, fixed assets, and project costing.

Other than those noted above, there were no changes in our internal control over financial reporting during 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Executive Officers

The following table provides certain information as of March 9, 2012, about our executive officers, including employment history and any directorships held in public companies. Each executive officer is expected to serve from the date of his or her appointment until the earlier of his or her resignation or the appointment of his or her successor.

Name and Title	Age	Business Experience
Stephen P. Weisz President and Chief Executive Officer	61	Stephen P. Weisz has served as our President since 1996 and as our Chief Executive Officer since 2011. Mr. Weisz joined Marriott International in 1972. Over his 39-year career with Marriott International, he held a number of leadership positions in the Lodging division, including Regional Vice President of the Mid-Atlantic Region, Senior Vice President of Rooms Operations, and Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994 before being named to lead our company in 1996. He currently serves as a Trustee of the American Resort Development Association and is on the Board of Trustees of Children’s Miracle Network.

John E. Geller, Jr. Executive Vice President and Chief Financial Officer	44	John E. Geller, Jr. has served as our Executive Vice President and Chief Financial Officer since 2009. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer. In 2008, he led finance and accounting for Marriott International’s North American Lodging Operation’s West region as Chief Financial Officer. Mr. Geller began his professional career at Arthur Andersen, where he was promoted to audit partner in its real estate and hospitality practice in 2000. During 2002 and 2003, he was an audit partner with Ernst & Young in its real estate and hospitality practice. Mr. Geller served as Chief Financial Officer at AutoStar Realty in 2004. Mr. Geller is a C.P.A.

Robert A. Miller Executive Vice President and Chief Operating Officer—International	66	Robert A. Miller has served as our Executive Vice President and Chief Operating Officer – International since November 2011. Prior to that time he served as Executive Vice President and Chief Operating Officer since 2007. Mr. Miller joined Marriott International in 1984 when it acquired American Resorts, Inc., which he co-founded in 1978 and where he served as President and Chief Operating Officer. Prior to assuming his current responsibilities he served as our Executive Vice President and General Manager from 1984 to 1988 and as our President from 1988 to 1996. Mr. Miller has overseen our Asia Pacific segment since 2006 and our Europe segment since 2009. Prior to founding American Resorts, Mr. Miller served as Chief Financial Officer of Fleetwing Corporation, a petroleum products distribution company, and on the tax and audit staff of Arthur Young & Company. He is a past Chairman of the American Resort Development Association and currently serves as a member of its Executive Committee and Board of Directors and as Chairman of its International Foundation. He is a member of the Urban Land Institute and serves on the Board of Directors of Apartment Investment and Management Company, a real estate investment trust that engages in the acquisition, ownership, management, and redevelopment of apartment properties.

R. Lee Cunningham Executive Vice President and Chief Operating Officer—North America and Caribbean	52	R. Lee Cunningham has served as our Executive Vice President and Chief Operating Officer – North America and Caribbean since November 2011. Prior to that time, he had served as our Executive Vice President—Chief Operating Officer since 2007. Mr. Cunningham joined Marriott International in 1982 and held various front office assignments at Marriott hotels in Atlanta, Scottsdale, Miami, Kansas City, and Washington, D.C. In 1990, he became one of Marriott International’s first revenue management-focused associates and held roles at property, regional and corporate levels. Mr. Cunningham joined our company in 1997 as Vice President of Revenue Management and Owner Service Operations.

Name and Title	Age	Business Experience
Brian E. Miller Executive Vice President— Chief Sales and Marketing Officer	49	Brian E. Miller has served as our Executive Vice President and Chief Sales and Marketing Officer since November 2011. Prior to that time, he had served as our Senior Vice President, Sales and Marketing and Service Operations since 2007. Mr. Miller joined our company in 1991 as National Director of Marketing Operations and has more than 25 years of vacation ownership marketing and sales expertise. In 1994, he was promoted to Vice President of Marketing. From 1995 to 2000, he served as Regional Vice President of Sales and Marketing for the Europe and Middle East region based in London. He left our company briefly, but returned in 2001 to assume the role of Senior Vice President, Sales and Marketing.

James H Hunter, IV Executive Vice President and General Counsel	49	James H Hunter, IV has served as our Executive Vice President and General Counsel since November 2011. Prior to that time, he had served as Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994 as Corporate Counsel and was promoted to Senior Counsel in 1996 and Assistant General Counsel in 1998. While at Marriott International, he held several leadership positions supporting development of Marriott’s lodging brands in all regions worldwide. Prior to joining Marriott International, Mr. Hunter was an associate at the law firm of Davis, Graham & Stubbs in Washington, D.C.

Lizabeth Kane-Hanan Executive Vice President and Chief Growth and Inventory Officer	45	Lizabeth Kane-Hanan has served as our Executive Vice President and Chief Growth and Inventory Officer since November 2011. Prior to that time, she had served as our Senior Vice President, Resort Development and Planning, Inventory and Revenue Management and Product Innovation since 2009. Ms. Kane-Hanan joined our company in 2000, and has nearly 25 years of hospitality industry experience. Before joining Marriott International, she spent 14 years in public accounting and advisory firms, including Arthur Andersen and Horwath Hospitality, where she specialized in real estate strategic planning, acquisitions and development. At our company, she has held several leadership positions of increasing responsibility.

Theodorus J. Schavemaker Executive Vice President and Chief Resort Experience Officer	45	Theodorus J. Schavemaker has served as our Executive Vice President and Chief Resort Experience Officer since December 2011. Prior to that time, he had served as Senior Vice President, Resort Operations and Planning since 2007. Mr. Schavemaker joined Marriott International in 1988 at the Marco Island Marriott as a restaurant supervisor. From 1990 to 1999, he worked in several Marriott hotels in Germany serving in both food and beverage and rooms operations roles. From 1999 to 2001, Mr. Schavemaker served as a project manager in Lodging Finance while working at Marriott International headquarters in Bethesda, Maryland. In late 2001, he joined our company as Regional Vice President, Customer Experience for resorts in Europe and Asia. He was named Vice President, Customer Experience in 2006 and assumed responsibility for day-to-day operations of our resorts worldwide.

Name and Title	Age	Business Experience
Dwight D. Smith Executive Vice President and Chief Information Officer	51	Dwight D. Smith has served as our Executive Vice President and Chief Information Officer since December 2011. Prior to that time, he served as our Senior Vice President and Chief Information Officer since 2006. Mr. Smith joined Marriott International in 1988 as Senior Manager and then Director of Information Resources for Roy Rogers Restaurants. He worked from 1982 to 1988 at Andersen Consulting as Staff Consultant and then Consulting Manager in the advanced technology group. Mr. Smith moved to our corporate headquarters in 1990.

Michael E. Yonker Executive Vice President and Chief Human Resources Officer	53	Michael E. Yonker has served as our Executive Vice President and Chief Human Resources Officer since December 2011. Prior to that time, he served as our Chief Human Resources Officer since 2010. Mr. Yonker joined Marriott International in 1983 as Assistant Controller at the Lincolnshire Marriott Resort in Chicago. While at Marriott International, he held a number of positions with increasing responsibility in both the finance and human resources areas. From 1996 to 1998, he was the Area Director of Human Resources, supporting the mid-central region at Sodexho Marriott. He returned to Marriott International in 1998 as Vice President, Human Resources supporting the Midwest Region and was named our Vice President, Human Resources in 2007 supporting global operations.

Our Board of Directors

The following table provides certain information as of March 9, 2012 about the members of our Board. The table contains each person’s biography as well as the qualifications and experience each person brings to our Board.

Name and Title	Age	Business Experience and Director Qualifications
William J. Shaw Chairman	66

William J. Shaw has served as a director of our company since inception and as Chairman of our Board since November 2011. He served as Vice Chairman of Marriott International from May 2009 to March 2011. He previously served as President and Chief Operating Officer of Marriott International from 1997 until May 2009. He joined Marriott International in 1974 and was named Corporate Controller in 1979 and a Corporate Vice President in 1982. In 1986, Mr. Shaw was named Senior Vice President-Finance and Treasurer of Marriott International. He became Chief Financial Officer and Executive Vice President of Marriott International in 1988. In 1992, he was named President of the Marriott Service Group. He also serves on the Board of Trustees of three funds in the American Family of Mutual Funds, the Board of Directors of the United Negro College Fund and the Board of Trustees of the University of Notre Dame. Mr. Shaw served as a Director of Marriott International from March 1997 through February 11, 2011.

Mr. Shaw brings to the Board his extensive management experience with Marriott International, his prominent status in the hospitality industry and a wealth of knowledge in dealing with financial and accounting matters as a result of his prior service as Marriott International’s Chief Financial Officer.

Raymond L. Gellein, Jr. Director	64	Mr. Gellein has served as a director of our company since November 2011. He has served as non-executive Chairman of the Board of Strategic Hotels and Resorts, Inc., a REIT with a portfolio of luxury hotels, since August 2010, and he has served on the company’s board since August 2009. He served as President of the Global Development Group of Starwood Hotels and Resorts Worldwide, Inc. from July 2006 through March 2008, and as Chairman and Chief Executive Officer of Starwood Vacation Ownership, Inc. from October 1999 to July 2006. Mr. Gellein also serves as a member of the board of trustees of the American Resort Development Association and as Vice Chairman of the Mind and Life Institute.

Name and Title	Age	Business Experience and Director Qualifications
		Based on his current role with Strategic Hotels and Resorts and his past roles at Starwood, Mr. Gellein brings to the Board his vast leadership experience in the hospitality and lodging industries with a particular expertise in the vacation ownership sector. As a past Chairman and current trustee of the American Resort Development Association, he also has extensive knowledge of the legislative and regulatory issues related to the vacation ownership business.

Deborah Marriott Harrison Director	54

Deborah Marriott Harrison has served as a director of our company since November 2011. She has served as Senior Vice President of Government Affairs for Marriott International since June 2007. From May 2006 to June 2007, she served as Vice President of Government Affairs for Marriott International. As the daughter of Marriott International’s Chairman and Chief Executive Officer and granddaughter of Marriott International’s founders, she has extensive knowledge of Marriott International, its history, its culture and its mission. She has held several positions within Marriott since 1975, including accounting positions at Marriott headquarters and operations positions at the Key Bridge and Dallas Marriott hotels. She has been actively involved in serving the community through participation on various committees and boards, including the Mayo Clinic Leadership Council for the District of Columbia and the boards of the Bullis School, the D.C. College Access Program, and the J. Willard and Alice S. Marriott Foundation. Ms. Harrison has also served on the boards of several mental health organizations, including The National Institute of Mental Health Advisory Board, Depression and Related Affective Disorders Association, and the Center for the Advancement of Children’s Mental Health in association with Columbia University. She is a graduate of Brigham Young University.

Given her extensive involvement in governmental affairs, Ms. Harrison provides very valuable counsel to the Board and senior management of the company, which operates in a heavily regulated industry at both the federal and state level. In addition, as the company continues to uphold the legacy of the Marriott name, we expect to benefit from her deep understanding of the founding principles and culture of Marriott International.

Thomas J. Hutchison, III Director	70

Mr. Hutchison has served as a director of our company since November 2011. Since October 2008, Mr. Hutchison has served as Chairman of Legacy Hotel Advisors, LLC and Legacy Healthcare Advisors, LLC, industry consulting firms for which he is the principal founder. From January 2000 through 2007, he served in various executive positions at CNL Financial Group, Inc., including as Chief Executive Officer of the public REITs, CNL Hotels & Resorts and CNL Retirement. Mr. Hutchison is also a director of Hersha Hospitality Trust, a publicly traded REIT. He also serves on the board of ClubCorp, Inc. and the U.S. Chamber of Commerce.

Mr. Hutchison brings to the Board his over 40 years of senior leadership experience in the lodging, hospitality, travel, and real estate development and finance industries.

Name and Title	Age	Business Experience and Director Qualifications
Melquiades R. Martinez Director	65

Mr. Martinez has served as a director of our company since November 2011. He has served as regional Chairman of JPMorgan Chase & Co., an investment and financial services company, since July 2010. Prior to that, he was a partner in the law firm DLA Piper, LLC from September 2009. Mr. Martinez served as the U.S. Senator from Florida from January 2005 through September 2009. He also served as Chairman of the Republican Party from November 2006 through October 2007, as Secretary of the U.S. Department of Housing and Urban Development from 2001 to 2004, and as Mayor of Orange County, Florida from November 1998 to January 2001. In addition, Mr. Martinez is a director of Progress Energy, Inc., a publicly traded company, and serves on the boards of Habitat International, the Central Florida Commission on Homelessness and the Urban Land Institute.

Mr. Martinez provides our Board with the benefit of his vast experience in the public and private sector and his in-depth knowledge of and relationships with the Florida community, where our headquarters are located. The Board also benefits from his legal experience and knowledge of the legislative and regulatory processes.

William W. McCarten Director	63

Mr. McCarten has served as a director of our company since November 2011. He has served as non-executive Chairman of the Board of DiamondRock Hospitality Company, a lodging REIT, since January 2010. He was Executive Chairman of DiamondRock from September 2008 to December 2009. Prior to that, he was Chairman and Chief Executive Officer of DiamondRock from its inception in 2004 until September 2008. From 1979 through 2003, Mr. McCarten worked at Marriott International and companies that operated businesses that were previously part of Marriott International or its predecessors, where he held a number of executive positions, including President of the Services Group and President and Chief Executive Officer of HMSHost Corporation, a publicly traded company. Mr. McCarten is also a director of Cracker Barrel Old Country Store, Inc., a publicly traded company.

Mr. McCarten provides the Board with the benefit of his extensive experience in the hospitality industry and capital markets, including his service as chief executive officer of two publicly traded companies. He is a former certified public accountant who has strong familiarity with accounting and financial reporting matters.

Stephen P. Weisz Director	61

Mr. Weisz has served as a director of our company since November 2011. See “Management—Our Executive Officers” for Mr. Weisz’s biographical information.

Mr. Weisz brings to the Board the extensive lodging and vacation ownership industry expertise he has developed during his 39-year career with Marriott International, as well as corporate leadership experience from his service as our President since 1996 and his position as Trustee of the American Resort Development Association.

Structure of the Board of Directors

Our Board is divided into three classes of directors that are of equal size to the extent possible. The directors designated as Class I directors have terms expiring at the first annual meeting of shareholders following the Spin-Off; the directors designated as Class II directors have terms expiring at the second annual meeting of shareholders following the Spin-Off; and the directors designated as Class III directors have terms expiring at the third annual meeting of shareholders following the Spin-Off. Beginning with the first annual meeting of shareholders following the Spin-Off, directors for each class will be elected at the annual meeting of shareholders held in the year in which the term for that class expires and thereafter will serve for a term of three years. The Class I directors are Mr. Gellein and Mr. Hutchison, the Class II directors are Mr. McCarten and Mr. Shaw, and the Class III directors are Ms. Harrison, Mr. Martinez and Mr. Weisz. Our Board met once in 2011. No director attended fewer than 75 percent of the meetings of the Board or any Committee on which such director served.

Mr. Shaw serves as the Chairman of the Board. Our Corporate Governance Principles provide that when the position of Chairman is held by a non-independent director, such as Mr. Shaw, the Chairman of the Nominating and Corporate Governance Committee will serve as Lead Independent Director. The Lead Independent Director’s responsibilities include: (1) setting the agenda for and presiding over the executive sessions of the independent directors; (2) reviewing agendas and schedules for Board meetings; (3) chairing Board meetings in the Chairman’s absence; (4) acting as a liaison between the independent directors and the Chairman; and (5) being available for consultation and communication with shareholders as appropriate. The Lead Independent Director also has the authority to call additional executive sessions as appropriate.

Four of our seven directors are independent, and the Audit Committee, Compensation Policy Committee and Nominating and Corporate Governance Committee are comprised solely of independent directors. Consequently, the independent directors directly oversee such critical items as the Company’s financial statements, executive compensation, the selection and evaluation of directors and the development and implementation of our corporate governance programs. We believe that this leadership structure is the optimal structure for our company and our shareholders at this time. Our Board met one time in 2011.

Selection of Director Nominees

The Nominating and Corporate Governance Committee will consider candidates for Board membership. Shareholders may recommend nominees for consideration by the Nominating and Corporate Governance Committee by submitting the names and supporting information to: Marriott Vacations Worldwide Corporation, 6649 Westwood Blvd., Orlando, FL 32821, Attention: Corporate Secretary. The Board proposes a slate of nominees to the shareholders for election to the Board. The Board also determines the number of directors on the Board.

The Nominating and Corporate Governance Committee selects and recommends to the Board director candidates based on character, judgment, personal and professional ethics, integrity, values and familiarity with national and international issues affecting business. The Nominating and Corporate Governance Committee identifies and recruits candidates for election to the Board and evaluates all director candidates, regardless of source, in light of the Board-approved criteria. The Nominating and Corporate Governance Committee recommends to the Board the company’s candidates for election or reelection to the Board at each annual shareholders’ meeting and candidates to be elected by the Board as necessary to fill vacancies and newly created directorships.

Governance Principles

Our Board has adopted Governance Principles that meet or exceed the New York Stock Exchange (“NYSE”) Listing Standards. The full text of the Governance Principles can be found in the Investor Relations section of our website (www.marriottvacationsworldwide.com) by clicking on “Corporate Governance.” A copy may also be obtained upon request from our Corporate Secretary. Our Governance Principles establish the limit on the number of board memberships for the Company’s directors at three, including our company’s Board, for directors who are chief executive officers of public companies, and six for other directors.

Committees of Our Board

The Board has three standing committees: the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. The Board has adopted a written charter for each committee, and those charters are available in the Investor Relations section of our website (www.marriottvacationsworldwide.com) by clicking on “Corporate Governance.” Copies of the committee charters also may be obtained upon request from our Corporate Secretary. Other committees may also be established by our Board from time to time.

Audit Committee

The members of the Audit Committee are Mr. McCarten, who is the Chair, Mr. Gellein and Mr. Hutchison. The Board has determined that each of the members of the Audit Committee is independent as defined under our Corporate Governance Principles, the NYSE Listing Standards and applicable SEC rules. The Audit Committee met once in 2011. There is unrestricted access between the Audit Committee and the independent auditor and internal auditors. The Board has determined that all members of the Audit Committee are financially literate, and that Mr. McCarten possesses accounting or related financial management expertise within the meaning of the NYSE Listing Standards and qualifies as an “audit committee financial expert” as defined under the applicable SEC rules.

The responsibilities of the Audit Committee include, among other things:

•	appointing, retaining, overseeing and determining the compensation of our independent auditors;

•	approving all terms and fees associated with any audit engagement of independent auditor;

•	overseeing our accounting, reporting, and financial practices;

•	overseeing our internal control environment and compliance with legal and regulatory requirements;

•	overseeing our independent auditors’ qualifications and independence; and

•	overseeing the performance of our internal audit function and the independent auditor.

The Audit Committee’s Pre-Approval of Independent Auditor Fees and Services provides for pre-approval of all audit, audit related, tax and other permissible non-audit services provided by our principal independent auditor on an annual basis and additional services as needed. The Audit Committee has delegated authority to the Audit Committee Chair to pre-approve principal independent auditor services where we deem it necessary or advisable that such service commence prior to the next regularly scheduled meeting (provided that the Audit Committee Chair informs the Audit Committee of any such services and the estimated fees that are approved at the next scheduled in-person meeting).

The Audit Committee meets at least annually with members of our Disclosure Committee, a management committee that assists in ensuring our company’s public disclosures are accurate and timely. A shareholder may receive a copy of the Disclosure Committee’s charter upon request from our Corporate Secretary.

Compensation Policy Committee

The members of the Compensation Policy Committee are Mr. Hutchison, who is the Chair, Mr. Gellein and Mr. McCarten. The Board has determined that each of the members of the Compensation Policy Committee is independent as defined under our Corporate Governance Principles and the NYSE Listing Standards. The Compensation Policy Committee met twice in 2011.

The responsibilities of the Compensation Policy Committee include, among other things:

•	carrying out the Board’s responsibilities relating to executive compensation;

•	overseeing our overall compensation structure, policies and programs;

•	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;

•	overseeing the evaluation and setting the compensation of our other senior officers; and

•	reviewing the compensation of non-employee directors and recommending any changes in compensation to the Board.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Mr. Gellein, who is the Chair, Mr. Hutchison, Mr. Martinez and Mr. McCarten. The Board has determined that each of the members of the Nominating and Corporate Governance Committee is independent as defined under our Corporate Governance Principles and the NYSE Listing Standards. The Nominating and Corporate Governance Committee did not meet in 2011.

The responsibilities of the Nominating and Corporate Governance Committee include, among other things:

•	identifying and evaluating director candidates;

•	recommending to the Board director candidates for election;

•	recommending to the Board implementation of corporate governance principles and annually reviewing and recommending changes to these principles as appropriate;

•	reviewing our conflict of interest and related party transactions policies and approving certain related party transactions as provided for in such policies; and

•	performing a leadership role in shaping our corporate governance.

Meetings of Independent Directors

Our Corporate Governance Principles require the Board to have at least two regularly scheduled executive sessions a year for the non-management directors without management present, and require the independent directors to meet in executive session at least annually. The Lead Independent Director, who is currently Mr. Gellein, presides at such executive sessions.

Risk Oversight

Our Board is responsible for overseeing our processes for assessing and managing risk. The Board considers our risk profile when reviewing our annual business plan and incorporates risk assessment into its decisions. In performing its oversight responsibilities, our Board receives an annual risk assessment report from the Chief Financial Officer and discuss the most significant risks facing us.

The Board has delegated certain risk oversight functions to the Audit Committee. In accordance with NYSE requirements and as set forth in its charter, the Audit Committee periodically reviews and discusses our business and financial risk management and risk assessment policies and procedures with senior management, our independent auditor and the Chief Audit Executive. The Audit Committee incorporates its risk assessment function into its regular reports to the Board.

In addition, the Compensation Policy Committee evaluates any incentives and risks arising from or related to our compensation programs and plans and assesses whether the incentives and risks are appropriate.

Communications with the Board

Anyone, including a shareholder, may communicate a concern about our company’s conduct, or about our company’s accounting, internal accounting controls or auditing matters, directly to the Chair of the Nominating and Corporate Governance Committee (who is also the Lead Independent Director), to the independent directors, or to the Audit Committee. Such communications may be confidential and/or anonymous and may be e-mailed to business.ethics@mvwc.com or submitted in writing to Marriott Vacations Worldwide Corporation, 6649 Westwood Blvd., Orlando, Florida 32821, Attention: Chief Audit Executive. All such concerns are forwarded to the appropriate directors for their review, and are reviewed and addressed by us in the same way that we address other concerns.

Codes of Conduct

Our Board has adopted a code of conduct, our Business Conduct Guide, that applies to all of our directors, officers and associates, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Our Business Conduct Guide is available in the Investor Relations section of our website (www.marriottvacationsworldwide.com) and is accessible by clicking on “Corporate Governance.” Any amendments to our Business Conduct Guide and any grant of a waiver from a provision of our Business Conduct Guide requiring disclosure under applicable SEC rules will be disclosed at the same location as the Business Conduct Guide in the Investor Relations section of our website located at www.marriottvacationsworldwide.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and person who own more than 10 percent of a registered class of our equity securities (the “Reporting Persons”) to file with the SEC and the NYSE reports on Forms 3, 4 and 5 concerning their ownership of and transactions in the common stock and other equity securities of our company, generally within two business days of a reportable transaction. As a practical matter, we seek to assist our directors and executives by monitoring transactions and completing and filing reports on their behalf.

Based solely on a review of SEC filings furnished to us and written representations that no other reports were required, we believe all Reporting Persons complied with these requirements during our 2011 fiscal year except for: (i) amended Forms 3 filed to report shares of the Company’s common stock that were inadvertently omitted from the original Forms 3 for each of Stephen G. Marriott, David S. Marriott, John W. Marriott, III and (ii) an amended Form 4 filed to report shares of the Company’s common stock that were inadvertently omitted from a Form 4 for Deborah M. Harrison. Each untimely report was due to an administrative error.

Item 11.	Executive Compensation

Report of the Compensation Policy Committee

The Compensation Policy Committee (the “Compensation Policy Committee”), which is composed solely of independent members of the Board, assists the Board in fulfilling its responsibilities relating to executive compensation. The Compensation Policy Committee is responsible for overseeing compensation programs that enable the Company to attract, retain and motivate executives capable of establishing and implementing business plans in the best interests of the shareholders. The Compensation Policy Committee, on behalf of and in certain instances subject to the approval of the Board, reviews and approves compensation programs for certain senior officer positions. In this context, the Compensation Policy Committee reviewed and discussed with management the Company’s Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K. Following the reviews and discussions referred to above, the Compensation Policy Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

Members of the Compensation Policy Committee:

Thomas J. Hutchison, III (Chair)

Raymond L. Gellein, Jr.

William W. McCarten

Compensation Discussion and Analysis

Our executive officers for whom compensation information is presented in the Summary Compensation Table below, who we refer to as our “named executive officers,” are:

Stephen P. Weisz	President and Chief Executive Officer
John E. Geller, Jr.	Executive Vice President and Chief Financial Officer
Robert A. Miller	Executive Vice President and Chief Operating Officer-International
R. Lee Cunningham(1)	Executive Vice President and Chief Operating Officer-North America and Caribbean
Brian E. Miller	Executive Vice President and Chief Sales and Marketing Officer
James H Hunter, IV	Executive Vice President and General Counsel

(1)	We are providing voluntary disclosure for Mr. Cunningham, Executive Vice President and Chief Operating Officer – North American and Caribbean, because of the significant contributions of that line of business to the financial results of our company in 2011. For purposes of the Compensation Discussion and Analysis and other disclosures in this Annual Report, and unless otherwise noted, references to the named executive officers include Mr. Cunningham even though he should not be considered a named executive officer under the SEC’s rules.

The Compensation Policy Committee is responsible for approving and overseeing our executive compensation programs. Prior to the Spin-Off, our business was owned by Marriott International and the named executive officers were Marriott International employees. Therefore, our historical compensation strategy was determined primarily by Marriott International’s senior management (“Marriott Management”) and the Compensation Policy Committee of Marriott International’s board of directors (the “Marriott Compensation Policy Committee”), and the compensation elements and processes discussed in this Compensation Discussion and Analysis for compensation determinations made prior to the November 21, 2011 Spin-Off reflect Marriott International programs and processes.

Philosophy

The following compensation principles approved by the Compensation Policy Committee form the basis of our compensation philosophy. These policies reflect our belief that strong and consistent leadership is the key to long-term success in our industry. Therefore, in designing and implementing the compensation program that applies to the named executive officers, we emphasized the following three principles:

•

Officers should be paid in a manner that contributes to long-term shareholder value. Therefore, equity compensation has been a significant component of total pay opportunity for the named executive officers.

•

Compensation should be designed to motivate the named executive officers to perform their duties in ways that would help achieve short- and long-term objectives. This has been achieved by offering a mix of cash and non-cash elements of pay.

•	The compensation program should be competitive in order to attract key talent from within and outside of our industry and retain key talent at costs consistent with market practice.

This philosophy is similar to the philosophy under which our named executive officers were compensated prior to the Spin-Off.

Role of Management, the Compensation Policy Committee, the Marriott Compensation Policy Committee and Compensation Consultants

For compensation decisions following the Spin-Off, our Chairman, William J. Shaw, made recommendations to the Compensation Policy Committee with respect to Mr. Weisz’s compensation. With input from our human resources department, Mr. Weisz recommended the compensation of the other named executive officers. The Compensation Policy Committee approved the total compensation packages for each of the named executive officers, including base salary, annual bonus targets, and equity awards. In designing and implementing compensation programs applicable to the named executive officers, our senior management considered the advice and recommendations of our compensation consultant, Exequity LLP.

For compensation decisions prior to the Spin-Off, the Marriott Compensation Policy Committee and Marriott Management determined the compensation of the named executive officers. Marriott International’s Chairman and Chief Executive Officer, J.W. Marriott, Jr., and President and Chief Operating Officer, Arne M. Sorenson, made recommendations to the Marriott Compensation Policy Committee with respect to Mr. Weisz’s compensation and, with input from Marriott International’s Human Resources Department, Mr. Weisz and, in the case of Mr. Hunter, Marriott International’s General Counsel, determined the compensation of the named executive officers other than Mr. Weisz. The Marriott Compensation Policy Committee reviewed Mr. Weisz’s total compensation package and approved stock awards to each of our named executive officers.

In designing and implementing compensation programs applicable to the named executive officers, the Compensation Policy Committee considered the advice and recommendation of Exequity LLP. In designing and implementing compensation programs applicable to the named executive officers for periods prior to the Spin-Off, Marriott Management considered the advice and recommendations of the Marriott Compensation Policy Committee’s independent compensation consultant, Pearl Meyer & Partners (see the discussion of the compensation consultants below).

2011 Compensation

Both before and after the Spin-Off, the elements and levels of our named executive officers’ compensation were not determined through rigid, categorical guidelines or formulae. Rather, they reflect internal factors such as job level and internal pay equity as well as subjective factors such as leadership ability, individual performance, retention needs and future potential as part of the management development and succession planning process. The Compensation Policy Committee considered market data (as described below) and internal pay equity considerations in determining the compensation of the named executive officers. For Mr. Weisz’s compensation for periods prior to the Spin-Off, Marriott Management primarily considered market data and the compensation of other division presidents. With respect to the other named executive officers, although market data was a factor in establishing compensation levels generally for positions and titles company-wide, Marriott International based their pre Spin-Off compensation primarily on internal pay equity considerations.

Base Salary

In November 2011, following the Spin-Off, the Compensation Policy Committee approved certain compensation arrangements for the Company’s executive officers, including the named executive officers. For each named executive officer, the Compensation Policy Committee approved new base salaries to reflect the executives’ expanded responsibilities resulting from the Company having become an independent, publicly-traded company, which became effective immediately. The Compensation Policy Committee approved the following base salaries: Mr. Weisz, $678,000; Mr. Geller, $403,000; Mr. Robert Miller, $483,000; Mr. Cunningham, $343,000; Mr. Brian Miller, $573,000; and Mr. Hunter, $338,000.

Prior to the Spin-Off, individual base salaries for the named executive officers were reviewed annually to determine whether base salary levels were commensurate with the officers’ responsibilities (and, in the case of Mr. Weisz, the competitive market). For 2011, each of the named executive officers received a salary increase based upon 2010 performance. Each of Mr. Weisz, Mr. Hunter and Mr. Brian Miller received an increase of 3.5%, Mr. Robert Miller received an increase of 3.0%, and each of Mr. Geller and Mr. Cunningham received an increase of 4.5%. The increase methodology and range was consistent with the increase methodology and range for all eligible Marriott International management associates and with observed salary increases in the marketplace.

Bonuses and Incentives

Annual Bonuses

For 2011, the named executive officers participated in a management bonus plan (“Bonus Plan”) which focused on financial, operational and associate objectives. The Bonus Plan was designed by Marriott International to provide the named executive officers with appropriate compensation incentives to achieve identified annual corporate, divisional and individual performance objectives. The potential awards under the Bonus Plan for 2011 are reported in dollars in the Grants of Plan-Based Awards for Fiscal Year 2011 table, and the actual award amounts earned under the Bonus Plan for 2011 are reported in dollars in the Summary Compensation Table following this Compensation Discussion and Analysis.

The respective weightings of the relevant performance measures and the aggregate target and actual payments for 2011 under the Bonus Plan for periods prior to the Spin-Off are displayed in the table below. As reflected in the table, target awards ranged from 40% of salary to 60% of salary. The differences in the target award percentages were determined primarily by considering internal factors, including pay equity with other Marriott International officers. The maximum awards ranged from 150% to 162.5% of the target award.

Name		Marriott Vacations Worldwide Operating Profit	Marriott Earnings Per Share	Individual Achievement	Marriott Vacations Worldwide Operating Profit Process	Customer Satisfaction (1)	Associate Engagement (2)	Total
Stephen P. Weisz	Weight of Total Award (%)	50.00	10.00	20.00	—	20.00	—	100.00
	Target Award as % of Salary	30.00	6.00	12.00	—	12.00	—	60.00
	Actual Payout as % of Salary	0.00	8.11	15.00	—	14.40	—	37.51
John E. Geller, Jr.	Weight of Total Award (%)	40.00	—	20.00	20.00	10.00	10.00	100.00
	Target Award as % of Salary	20.00	—	10.00	10.00	5.00	5.00	50.00
	Actual Payout as % of Salary	0.00	—	15.00	7.10	5.98	7.50	35.58
Robert A. Miller	Weight of Total Award (%)	40.00	—	20.00	20.00	10.00	10.00	100.00
	Target Award as % of Salary	20.00	—	10.00	10.00	5.00	5.00	50.00
	Actual Payout as % of Salary	0.00	—	12.00	11.70	6.63	7.50	37.83
R. Lee Cunningham	Weight of Total Award (%)	40.00	—	20.00	20.00	10.00	10.00	100.00
	Target Award as % of Salary	16.00	—	8.00	8.00	4.00	4.00	40.00
	Actual Payout as % of Salary	0.00	—	12.35	0.00	4.70	6.50	23.55
Brian E. Miller	Weight of Total Award (%)	40.00	—	20.00	20.00	10.00	10.00	100.00
	Target Award as % of Salary	16.00	—	8.00	8.00	4.00	4.00	40.00
	Actual Payout as % of Salary	0.00	—	8.06	0.00	6.10	6.50	20.66
James H Hunter, IV (3)	Weight of Total Award (%)	—	50.00	30.00	—	10.00	10.00	100.00
(prior to 09/23/11)	Target Award as % of Salary	—	20.00	12.00	—	4.00	4.00	40.00
	Actual Payout as % of Salary	—	28.81	19.50	—	5.46	4.00	57.77
James H Hunter, IV	Weight of Total Award (%)	40.00	—	20.00	20.00	10.00	10.00	100.00
(on and after 09/23/11)	Target Award as % of Salary	16.00	—	8.00	8.00	4.00	4.00	40.00
	Actual Payout as % of Salary	0.00	—	13.00	8.00	4.98	6.50	32.48

(1)	Customer Satisfaction means: with respect to Mr. Weisz, Mr. Geller and, on and after September 23, 2011, Mr. Hunter, Marriott Vacations Worldwide Customer Satisfaction; with respect to Mr. Cunningham, North America Timeshare Operations Customer Satisfaction; with respect to Mr. Robert Miller, International Customer Satisfaction; with respect to Mr. Brian Miller, Marriott Vacations Worldwide Sales & Marketing Satisfaction and with respect to Mr. Hunter prior to September 23, 2011, Marriott International Guest Satisfaction.
(2)	Associate Engagement means: with respect to Mr. Geller, Marriott Vacations Worldwide Finance and Accounting Associate Engagement; with respect to Mr. Cunningham, North America Timeshare Operations Associate Engagement; with respect to Mr. Robert Miller, International Associate Engagement; with respect to Mr. Brian Miller, Marriott Vacations Worldwide Sales & Marketing Associate Engagement; with respect to Mr. Hunter prior to September 23, 2011, Marriott International Law Department Associate Engagement; and with respect to Mr. Hunter on and after September 23, 2011, Marriott Vacations Worldwide Law Department Associate Engagement.
(3)	Mr. Hunter’s bonus structure was different from the bonus structure for the other named executive officers until September 22, 2011 because Mr. Hunter reported to Marriott International’s General Counsel and was compensated in accordance with programs that applied to Marriott International’s legal department. Effective September 23, 2011, in anticipation of the Spin-Off, Mr. Hunter ceased reporting to Marriott International’s General Counsel and began reporting to Mr. Weisz.

Following the Spin-Off, the Compensation Policy Committee determined to retain the measures, performance targets and relative weightings established prior to the Spin-Off, with the new target award opportunities, expressed as a percentage of the salary levels established in November 2011, pro-rated for the remaining portion of the fiscal year. As reflected in the table, the new target award opportunities approved by the Compensation Policy Committee were established as a percentage of post-Spin-Off salaries: Mr. Weisz, 80%; Mr. Geller, 60%; Mr. Robert Miller, 60%; Mr. Cunningham, 60%; Mr. Brian Miller, 50%; and Mr. Hunter, 60%. The differences in the target award percentages were determined primarily by considering market data and internal factors, including pay equity with other officers, differences in responsibilities, future potential and, with respect to Mr. Brian Miller, the fact that he participates in the sales incentive plan described below. The Compensation Policy Committee also increased the maximum awards to 200% of the target award.

Name		Marriott Vacations Worldwide Operating Profit	Marriott Earnings Per Share	Individual Achievement	Marriott Vacations Worldwide Operating Profit Process	Customer Satisfaction	Associate Engagement	Total
Stephen P. Weisz	Weight of Total Award (%)	50.00	10.00	20.00	—	20.00	—	100.00
	Target Award as % of Salary	40.00	8.00	16.00	—	16.00	—	80.00
	Actual Payout as % of Salary	0.00	13.64	24.00	—	22.40	—	60.04

John E. Geller, Jr.	Weight of Total Award (%)	40.00	—	20.00	20.00	10.00	10.00	100.00
	Target Award as % of Salary	24.00	—	12.00	12.00	6.00	6.00	60.00
	Actual Payout as % of Salary	0.00	—	24.00	8.52	8.36	12.00	52.88

Robert A. Miller	Weight of Total Award (%)	40.00	—	20.00	20.00	10.00	10.00	100.00
	Target Award as % of Salary	24.00	—	12.00	12.00	6.00	6.00	60.00
	Actual Payout as % of Salary	0.00	—	19.20	16.08	9.91	12.00	57.19

R. Lee Cunningham	Weight of Total Award (%)	40.00	—	20.00	20.00	10.00	10.00	100.00
	Target Award as % of Salary	24.00	—	12.00	12.00	6.00	6.00	60.00
	Actual Payout as % of Salary	0.00	—	22.80	0.00	7.67	12.00	42.47

Brian E. Miller	Weight of Total Award (%)	40.00	—	20.00	20.00	10.00	10.00	100.00
	Target Award as % of Salary	20.00	—	10.00	10.00	5.00	5.00	50.00
	Actual Payout as % of Salary	0.00	—	12.40	0.00	9.19	10.00	31.59

James H Hunter, IV	Weight of Total Award (%)	40.00	—	20.00	20.00	10.00	10.00	100.00
	Target Award as % of Salary	24.00	—	12.00	12.00	6.00	6.00	60.00
	Actual Payout as % of Salary	0.00	—	24.00	12.00	8.36	12.00	56.36

The table below shows the actual payout as a percentage of salary from each of the tables above, as well as the total amount of payout for each named executive officer.

Name	Actual Payout as a % of Salary (Pre- Spin-Off)	Actual Payout as a % of Salary (Post- Spin-Off)	Total Amount of Payout
Stephen P. Weisz	37.51	60.04	$229,134
John E. Geller, Jr.	35.58	52.88	133,131
Robert A. Miller	37.83	57.19	186,732
R. Lee Cunningham	23.55	42.47	80,640
Brian E. Miller	20.66	31.59	129,759
James H Hunter, IV	53.33	56.36	163,533

The Bonus Plan rewarded executives for achievement of pre-established financial objectives, including Marriott Vacations Worldwide’s Operating Profit (as defined below) performance and, for Mr. Weisz and for Mr. Hunter (for the period prior to September 23, 2011, the date on which Mr. Hunter ceased reporting to Marriott International’s General Counsel and began reporting to Mr. Weisz), Marriott International’s earnings per share as reported in its financial statements (“Marriott International EPS”) performance. Marriott International selected these performance measures because they were important indicators of our operation’s profitability and, for Mr. Weisz as a corporate executive and Mr. Hunter, Marriott International profitability. The specific performance level percentages for the Marriott Vacations Worldwide Operating Profit objective were set by Marriott Management with input from Mr. Weisz, and Mr. Weisz had discretion to adjust payouts upward or downward for the other named executive officers under the Marriott Vacations Worldwide Operating Profit component after the financial results were determined; no adjustments were made. The specific performance level percentages for the Marriott International EPS objective were set by the Marriott Compensation Policy Committee in consultation with its compensation consultant based on competitive market data as well as the Marriott Compensation Policy Committee’s subjective judgment.

For all named executive officers, Marriott Vacations Worldwide Operating Profit was the most heavily weighted performance criteria. For the purpose of the Bonus Plan, “Marriott Vacations Worldwide Operating Profit” was determined under U.S. GAAP, and consists of net income for Marriott International’s former timeshare segment before income taxes, including all revenues but less all pre-tax expenses, in all cases adjusted to approximate what those results would have been had our company remained a subsidiary of Marriott International for the full year 2011. Although the calculation of Marriott Vacations Worldwide Operating Profit could be modified during the target-setting process for items that were not expected to have a direct impact on the business in the future, no such modifications were made for 2011. The Marriott Vacations Worldwide Operating Profit target was set at $145.9 million, a level Marriott Management believed to be achievable but not certain to be met. For 2011, named executive officers were eligible to receive the Marriott Vacations Worldwide Operating Profit portion of the bonus based the following achievement levels:

Marriott Vacations Worldwide Operating Profit Achievement vs. Target	Bonus Award	Payout as % of Target (Pre-Spin-Off)	Payout as % of Target (Post-Spin-Off)
Below 90%	No Bonus	0%	0%
100%	Target Bonus	100%	100%
110% and Above	Maximum Bonus	150 to 162.5%	200%

For Mr. Weisz and, for the period prior to September 23, 2011, Mr. Hunter, an additional financial performance measure was Marriott International EPS, calculated in accordance with GAAP, subject to any adjustments specified in the target-setting process. For 2011, Marriott International EPS was adjusted for the Spin-Off, and was set at $1.363539 which the Marriott Compensation Policy Committee believed to be achievable but not certain to be met. For 2011, Mr. Weisz and, for the period prior to September 23, 2011, Mr. Hunter were eligible to receive the Marriott International EPS portion of the bonus based on the following achievement levels:

Marriott International EPS Achievement vs. Target	Component Bonus Award	Payout as % of Target (Pre-Spin-Off)	Payout as % of Target (Post-Spin-Off)
Below 85%	No Bonus	0%	0%
85%	Threshold Bonus	25%	25%
95%	Target Bonus	100%	100%
102% and Above	Maximum Bonus	150 to 162.5%	200%

For both Marriott International EPS and Marriott Vacations Worldwide Operating Profit, if the achievement fell between two of the stated performance achievement levels (including for Marriott Vacations Worldwide Operating Profit between 90% and 100% of target), the payment for that portion of the bonus would have been interpolated between the corresponding bonus levels. For 2011, Marriott International EPS as reported under GAAP was $1.362597, which was 99.93% of the target achievement level and which exceeded the target achievement level but was below maximum, and Marriott Vacations Worldwide Operating Profit was $120.5 million which was 82.6% of the target achievement level and which was below the minimum achievement level. Consequently, for 2011, the named executive officers received no bonus payouts under the Marriott Vacations Worldwide Operating Profit portion of the Bonus Plan and Mr. Weisz and Mr. Hunter received bonus payments between target and maximum for the Marriott International EPS portion of the bonus Plan.

In addition to the financial performance measures, the Bonus Plan for the named executive officers also included performance measures based on individual performance as well as measures of operational performance. These performance measures were evaluated subjectively and, like the Marriott International EPS target and Marriott Vacations Worldwide Operating Profit target, were intended to establish high standards, consistent with Marriott International’s quality goals, which were achievable but not certain to be met. Marriott International believed that the following individual and operational performance measures were critical to achieving success within the hospitality and service industry. Payouts under these performance measures could have been zero, at target or maximum award levels or, in most cases, interpolated between zero, target and maximum.

•

Individual Achievement: A different set of management objectives was established for each of the named executive officers that was aligned to his responsibilities and role within Marriott Vacations Worldwide. The management objectives generally were difficult to accomplish and were among the core duties of the positions. Examples of the types of management objectives were:

•	Transition the vacation ownership business to an independent public company;

•	Maintain superior associate engagement levels; and

•	Continue development of a global points program that positions Marriott Vacations Worldwide for future growth.

Payouts relating to management objectives were determined by the Compensation Policy Committee for Mr. Weisz. Payouts for the other named executive officers were determined by the Compensation Policy Committee based upon

Mr. Weisz’s recommendation. These assessments were developed through a rigorous and largely subjective assessment of each named executive officer’s qualitative performance across the management objectives for the year. Maximum or above target payouts typically occurred if the named executive officer’s overall performance was viewed as superior. For 2011, each named executive officer achieved key individual objectives, resulting in payouts ranging from slightly above-target to, for those who achieved superior performance, maximum, as shown in the table above.

•

Operating Profit Process: Assessment of Operating Profit Process was based on achievement of Operating Profit against budget for the named executive officer’s area of responsibility, for all but Mr. Hunter, thus reflecting intra-segment contributions to the Marriott Vacations Worldwide segment at Marriott International. Mr. Hunter’s process profit component was based on managing the Marriott Vacations Worldwide law department administrative budget within or below budget. Achievement of 110% of the target resulted in a maximum component bonus payout; achievement of 100% of the target resulted in a target component bonus payout; and achievement of less than 90% of the target resulted in no component bonus payout. The annual goals were established, based upon the Marriott Vacations Worldwide internal budget, so as to be difficult to accomplish and not certain to be met. For 2011, performance results ranged from being between zero and target performance that corresponded with payouts at or below target. Operating Profit Process performance for the named executive officers met or failed to meet target, except that for Mr. Robert Miller’s area performance slightly exceeded target performance as shown in the table above.

•

Customer/Guest Satisfaction: Assessment of Marriott Vacations Worldwide Customer Satisfaction for the named executive officers was based on the results of Marriott Vacations Worldwide customer and internally developed guest satisfaction surveys, except that for the period prior to September 23, 2011 Mr. Hunter’s incentive was based on the assessment described below. Different surveys are used for different aspects of Marriott Vacations Worldwide’s business, such as Resort Operations Satisfaction, Sales and Marketing Satisfaction and Owner Services Satisfaction. These surveys address topics such as overall satisfaction, quality of service, and cleanliness of properties. Numerical ratings are assigned with the objective of assessing customers’ and guests’ overall satisfaction compared to the goal that is established at the beginning of each year. Named executive officers are evaluated based on survey responses for the business operations that they support: Messrs. Weisz, Geller, Cunningham and Robert Miller and, for the period on and after September 23, 2011, Mr. Hunter, were evaluated based on consolidated results under the Resort Operations Satisfaction, Sales and Marketing Satisfaction and Owner Services Satisfaction surveys, weighted based on the number of respondents for each survey, and in the case of Messrs. Cunningham and Miller based only on responses for the geographic regions they support, while Mr. Brian Miller was evaluated based on results of the Sales and Marketing Satisfaction and Owner Services Satisfaction surveys. Achievement of 102% of the target resulted in a maximum component bonus payout; achievement of 100% of the target resulted in a target component bonus payout; and achievement of 95% of the target or less resulted in no payout under this component of the Bonus Plan. For 2011, the target was set at a level above the prior year’s target and the prior year’s actual survey result. Survey results for 2011 reported increased customer satisfaction, and that achievement was above target, resulting in each of the named executive officers receiving a payout on this bonus criteria that was between target and maximum, as reflected in the chart above. With respect to Mr. Hunter’s incentive for the period prior to September 23, 2011, assessment of Marriott Guest Satisfaction was based on the company-wide satisfaction survey results of Marriott International guests for the year compared to pre-established goals, which is based on a compilation of survey results from numerous satisfaction surveys across Marriott International’s businesses. Achievement of 100.1% or greater of the target resulted in a maximum component bonus payout; achievement of 99% of the target resulted in a target component bonus payout; achievement of 97% of the target resulted in threshold payment; and achievement of less than 97% resulted in no payout under this component of the Bonus Plan. For 2011, survey results used to determine Mr. Hunter’s bonus payout reflected performance that corresponded with a payout between target and maximum.

•

Associate Engagement: Assessment of Associate Engagement for the named executive officers (other than Mr. Hunter for the period prior to September 23, 2011) was based on Marriott Vacations Worldwide’s engagement assessment for their areas of responsibility compared to the Hewitt benchmarks of “Consumer Services” and “Best Employer,” adjusted for geographic differentials. For Mr. Hunter, for the period prior to September 23, 2011, assessment of Associate Engagement was based on Marriott International’s engagement assessment compared to the Hewitt benchmarks of “Professional Services” and “Best Employer,” adjusted for geographic differentials. For 2011, performance results corresponded with payouts at maximum.

Sales Incentive

Reflecting the significance of customer relations and sales functions to our business and industry practice, Mr. Brian Miller also has been compensated through a sales incentive arrangement (“Incentive Plan”) under which he was compensated based on our achievement of pre-established sales volume and cash marketing and selling goals. The amount of the sales incentive was established based upon Marriott International’s assessment of competitive pay practices in the timeshare industry and marketing and sales functions.

Payouts under the Incentive Plan could have been zero, at target or maximum award levels or interpolated between zero, target and maximum. We report the potential payments under the Incentive Plan for 2011 in the Grants of Plan-Based Awards for Fiscal Year 2011 table, and we include the actual amount paid to Mr. Brian Miller under the Incentive Plan for 2011 in the “non-equity incentive plan compensation” column in the Summary Compensation Table following this Compensation Discussion and Analysis. The cash flow measures used for determining payouts under the Incentive Plan related to timeshare sales volume (representing 40% of the Incentive Plan amount), timeshare cost (representing 50% of the Incentive Plan amount) and Marketing & Sales corporate overhead (representing 10% of the Incentive Plan amount). Mr. Brian Miller is expected to be eligible for a sales incentive for sales performance for 2012 based on company sales metrics such as net sales volume and cash marketing and selling costs. The amount of the incentive will be recommended by Mr. Weisz and approved by the Compensation Policy Committee.

Bonuses in Connection with the Spin-Off

On December 5, 2011, in recognition of contributions of the named executive officers to the completion of the Spin-Off, the Compensation Policy Committee approved the following cash compensation to the named executive officers: Mr. Weisz, $100,000; Mr. Geller, $100,000; Mr. Robert Miller, $50,000; Mr. Cunningham $50,000; Mr. Brian Miller, $50,000; and Mr. Hunter, $100,000. These awards are included in the Summary Compensation Table.

Stock Awards

Stock Awards in connection with the Spin-Off

On December 5, 2011, the Compensation Policy Committee approved aggregate values of certain awards under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Marriott Vacations Worldwide Stock Plan”) in connection with the Spin-Off for a group of employees, including the named executive officers. The size of the awards reflects that the Compensation Policy Committee does not currently intend to approve the grant of additional equity awards under the Marriott Vacations Worldwide Stock Plan to the named executive officers in 2012. The Compensation Policy Committee approved allocating 40 percent of the awards for the named executive officers as restricted stock units (“RSUs”), 30 percent as stock appreciation rights (“SARs”) and 30 percent as performance-based stock units (“Performance Units”). The allocations were set so as to advance the executives’ alignment with shareholders by increasing their equity ownership, while tying a majority of the awards to future stock price performance and achievement of financial performance goals. The RSUs and the SARs were granted on December 15, 2011 and will vest in installments of 25% on the first, second, third and fourth anniversaries of the grant date.

The Performance Units were approved on March 12, 2012 and granted on March 16, 2012 and represent the right to receive shares of our common stock at the end of the performance period beginning December 31, 2011 and ending January 2, 2015 (the “Performance Period”), in an amount determined based on our company’s cumulative achievement over the Performance Period with respect to two performance objectives: Adjusted EBITDA and return on invested capital; provided, that Performance Units will not vest if the named executive officer does not continue to be an active employee of our company during the entire period from the grant date through the Performance Period or engages in competition or acts that are or potentially are injurious to our company’s operations, financial condition or business reputation; the named executive officers are also prohibited from soliciting any of our employees to leave our employment during the period from the grant date until the first anniversary of the termination of the officer’s employment for any reason. The number of Performance Units actually earned will be determined following the end of the Performance Period and shall be equal to 50% of the granted number of Performance Units multiplied by a percentage corresponding to the achievement level of the Adjusted EBITDA performance objective plus 50% of the granted number of Performance Units multiplied by a percentage corresponding to the achievement level of the return on invested capital performance objective.

Other than the Performance Units (which were granted in 2012), these awards are included in the Summary Compensation Table and are also reported in the Grants of Plan-Based Awards for Fiscal Year 2011 Table below. For the named executive officers, the aggregate values of the equity awards approved by the Compensation Policy Committee were as follows:

Name	Spin-Off Stock Award Values
Stephen P. Weisz	$3,100,000
John E. Geller, Jr.	1,300,000
Robert A. Miller	550,000
R. Lee Cunningham	550,000
Brian E. Miller	475,000
James H Hunter, IV	700,000

Annual Stock Awards

Marriott International granted equity compensation awards to the named executive officers under the Marriott International Stock Plan on an annual basis. With four-year vesting conditions and the opportunity for long-term capital appreciation, the annual stock awards helped Marriott International achieve its objectives of attracting and retaining key executive talent, linking named executive officer pay to long-term Marriott International performance and aligning the interests of named executive officers with those of Marriott International’s shareholders.

The named executive officers’ stock awards for 2011 were granted on February 17, 2011, in the form of RSUs and SARs. For 2011, the named executive officers were permitted to express a preference for receiving their equity awards as all RSUs, all SARs or an equal mix (based on grant date fair value) of RSUs and SARs. Similar to options, SARs deliver the appreciation in company stock over a period of time from the grant date until they are exercised. RSUs are a promise to deliver shares of company stock at stated future vesting dates. Marriott International believed that giving the officers this choice of awards has provided significant reward potential and flexibility to meet the officers’ individual financial planning profiles and needs, thus enhancing the retention and competitive compensation elements of its compensation programs.

Annual stock award values were set, in the case of Mr. Weisz, by reference to the 50th percentile of the external market data, and in the case of the other named executive officers, based primarily on internal pay equity and position within Marriott International. For the named executive officers other than Mr. Weisz, Marriott International used market data generally to determine stock award ranges for position levels company-wide, and Mr. Weisz and the Marriott Human Resources Department recommended individual award amounts within these ranges. The annual stock award values for 2011 were as follows:

Name	2011 Annual Stock Award Values
Stephen P. Weisz	$750,149
John E. Geller, Jr.	400,069
Robert A. Miller	300,092
R. Lee Cunningham	280,201
Brian E. Miller	280,162
James H Hunter, IV	275,064

Equity Compensation Policies

The Compensation Policy Committee adopted stock ownership guidelines for our executive officer and directors. Under these guidelines, executive officers are to achieve the following levels of (as a multiple of base salary rate as of the last day of the fiscal year for which compliance is being evaluated): Chief Executive Officer, five times; Chief Operating Officer, three times; and all other executive officers, two times. Directors are to achieve ownership of stock with a value equal to five times their cash retainer for the fiscal year for which compliance is being evaluated. Executive officers and directors who served in such capacity at the time of the Spin-Off are expected to achieve compliance by the end of 2016; other executive officers and directors are expected to achieve compliance by the end of their fifth full year of service. The Compensation Policy Committee will receive an annual report of the ownership achieved by each executive officer and director as of the end of the fiscal year, with the achievement level determined by reference to the average of the closing prices of our common stock for the 20 trading days ending on the last trading day of the fiscal year. The Compensation Policy Committee will determine the action to be taken for failure to comply, which action may include (but is not limited to), requiring all or a portion of an executive officer’s annual bonus to be paid in shares, or requiring retention of shares received upon exercise of stock options or SARs or of shares earned upon the vesting of performance shares.

Other Compensation

Perquisites

In 2011, we offered limited perquisites that made up a very small portion of total compensation for named executive officers. The value of these benefits was included in the executives’ wages for tax purposes, and we did not provide tax gross-ups to the executives with respect to these benefits. Following the Spin-Off, we eliminated most of these perquisites.

Other Benefits

Named executive officers also can participate in the same plans and programs offered to all our eligible employees. Some of these benefits were paid for by the executives, such as 401(k) plan elective deferrals, vision coverage, long- and short-term disability, group life and accidental death and dismemberment insurance, and health care and dependent care spending accounts. Other benefits were paid for or subsidized by us or by Marriott International prior to the Spin-Off, such as the 401(k) company match, certain group medical and dental benefits, $50,000 free life insurance, business travel accident insurance and tuition reimbursement.

Nonqualified Deferred Compensation Plan

We offer a 401(k) plan that is intended to be tax-qualified, and prior to the Spin-Off, our named executive officers were able to participate in Marriott International’s tax-qualified 401(k) plan. In addition, Marriott International offered the named executive officers and other senior management the opportunity to supplement their retirement and other tax-deferred savings under the Marriott International, Inc. Executive Deferred Compensation Plan (“Marriott Deferred Compensation Plan”). The Marriott Compensation Policy Committee believed that offering this plan to executives was critical to achieve the objectives of attracting and retaining talent, particularly because Marriott International did not offer a defined benefit pension plan. Our company has not adopted a plan similar to the Marriott Deferred Compensation Plan or other deferred compensation plan for our executives.

Change in Control

Under the Marriott Vacations Worldwide Stock Plan, equity and cash awards are subject to “double trigger” change in control provisions, under which vesting and/or settlement is accelerated in connection with a change in control only if the participant’s employment is terminated in connection with the change in control or the awards are not assumed in connection with the change in control. Accordingly, upon a change in control of our company resulting from consummation of certain acquisition, merger, sale, liquidation or similar events or a change in a majority of Board members as defined under the Marriott Vacations Worldwide Stock Plan, a participant who is involuntarily terminated by us other than for his or her misconduct on or during the twelve months following the change in control will immediately upon termination vest in all unvested equity awards and cash performance-based awards. In those circumstances, all options and SARs will be exercisable until the earlier of the original expiration date of the awards or twelve months (or in the case of an approved retiree, five years) following the termination of employment, and all other stock awards shall be immediately distributed. In addition, all other cash performance-based awards and other share-based awards subject to performance-based vesting shall be fully vested as of the participant’s termination and be paid out immediately thereafter based on a target level of performance, pro rated for the days of such performance period through the date of the termination. However, in the event that no substitute awards, shares or other equity interests are available as of the change of control, the participant will become fully vested in his or her awards as of the change in control date, and all awards will be immediately distributed or paid, or, in the case of options and SARs, fully exercisable. In the discretion of the Compensation Policy Committee, distributions may be made in the form of a cash payment equal in amount to the shares distributed or, in the case of options or SARs, the intrinsic value of such awards. The benefits described in this paragraph are subject to a cut-back, so that no such benefits will be provided to the extent they would result in the loss of a deduction or imposition of excise taxes under the “golden parachute” excess parachute payment provision of the Internal Revenue Code.

Clawbacks

The Marriott Vacations Worldwide Stock Plan includes a clawback provision that applies to all equity awards issued to all of the named executive officers. Under the Marriott Vacations Worldwide Stock Plan, we have the authority to limit or eliminate the ability of any executive to exercise options and SARs or to receive a distribution of our common stock under RSUs or other stock awards if the executive engaged in criminal or tortious conduct that was injurious to us or engaged in competition with us.

Compensation Consultants

We engaged Exequity LLP to advise us on developing director and executive compensation programs. Exequity now reports to the Compensation Policy Committee and serves as its independent compensation consultant. During 2011, Exequity did not perform any services for our company other than in connection with providing advice and recommendations on executive and director compensation. For 2011, the Marriott Compensation Policy Committee selected and retained Pearl Meyer & Partners to assist the Marriott Compensation Policy Committee in establishing and implementing executive and director compensation strategy. That consultant reported to and was instructed in its duties by the Marriott Compensation Policy Committee and carried out its responsibilities in coordination with Marriott International’s Human Resources Department. Other than providing executive compensation survey data to Marriott International as described below, its consultant performed no other services for Marriott International.

Market Data

The Compensation Policy Committee has considered the external market pay practices of various companies for purposes of the compensation decisions that it has made to date. We expect the Compensation Policy Committee to work with Exequity to develop a group of companies for assessing external market pay practices for purposes of determining the compensation of our executives.

In assessing external market pay practices for purposes of determining the compensation of Marriott International executives, including Mr. Weisz, Marriott International for 2011 utilized several broad, revenue-based surveys as well as a custom survey of companies specifically selected by the Marriott Compensation Policy Committee. The Marriott Compensation Policy Committee believed, based on the advice of its compensation consultant, that the companies participating in the revenue-based and custom surveys represented the broad pool of executive talent for which Marriott International competes. In general, the revenue-based surveys used as a market reference included companies with median annual revenues ranging from $10 billion to $20 billion. For 2011, the surveys were the CHiPS Executive & Senior Management Survey, the Hewitt Total Compensation Measurement: Executive Survey, the Towers Perrin CDB Executive Database, and the Fred Cook Survey of Long-Term Incentives. Individual companies in the revenue-based surveys were not considered in connection with compensation decisions for the named executive officers.

The custom survey consisted of consumer product and service companies selected by the Marriott Compensation Policy Committee on the basis of their similarity to Marriott International on a number of financial metrics and based on their shared emphasis on customer service and brand image. The metrics used for selecting the custom survey companies for 2011 included annual revenue, annual net income, total assets, market capitalization, enterprise value and number of employees. Other factors considered were performance measures such as revenue growth, net income growth, EPS growth, return on equity and total shareholder return. The Marriott Compensation Policy Committee did not apply specific weights to these factors. For 2011, the companies in the custom survey included:

AMR	H.J. Heinz	McDonalds	Walt Disney
Colgate-Palmolive	Hyatt Hotels	MGM Resorts International	Wyndham
Darden Restaurants	J.C. Penney	Nordstrom	Yum! Brands
FedEx	Kellogg	Royal Caribbean Cruises
General Mills	Kimberly-Clark	Starwood Hotels & Resorts

The list of Marriott International’s custom survey companies was the same as in 2010 except for the removal of American Express and Target and the addition of Hyatt Hotels, MGM Resorts International and Royal Caribbean Cruises. These changes were made to include more companies in the hospitality industry.

Tax Considerations

Internal Revenue Code Section 162(m) limits a public company’s federal income tax deduction for compensation in excess of one million dollars paid to its Chief Executive Officer and the next three highest-paid executive officers (except for the Chief Financial Officer). However, compensation that satisfies conditions set forth under Section 162(m) to qualify as “performance-based compensation” is not subject to the limitation. SARs and some other forms of compensation granted under the Marriott Vacations Worldwide Stock Plan can be designed to qualify as performance-based compensation. We intend to consider the application of the Section 162(m) limits when structuring and granting various elements of compensation. However, we may determine that the value of preserving the ability to structure compensation programs to meet a variety of corporate objectives, such as equity dilution management, workforce planning, customer satisfaction and other non-financial business requirements, justifies the cost of potentially being unable to deduct a portion of the executives’ compensation.

Risk Considerations

The Marriott Compensation Policy Committee reviewed a risk assessment to determine whether the amount and components of compensation for Marriott International employees, including Marriott Vacations Worldwide employees, and the design of compensation programs might create incentives for excessive risk-taking by Marriott International employees. The Marriott Compensation Policy Committee concluded that Marriott International’s compensation programs, including those applicable to our company, encouraged its employees, including executives and officers, to remain focused on a balance of short- and long-term operational and financial goals, and thereby reduced the potential for actions that involved an excessive level of risk.

Employment Agreements

We do not have any employment agreements with the named executive officers.

Changes in Compensation for 2012

2012 Bonus Plan

In March 2012, the Compensation Policy Committee adopted the Bonus Plan for 2012 (the “2012 Bonus Plan”). The 2012 Bonus Plan is intended to reward executives for achievement of pre-established financial objectives, including Adjusted EBITDA (as defined below) and Development Margin (as defined below) performance. These performance measures have been selected because they are important indicators of our company’s profitability. The specific performance level percentages for the Adjusted EBITDA and Development Margin objectives were set by the Compensation Policy Committee in consultation with its compensation consultant with input from Mr. Weisz.

For executives who are the named executive officers as of the close of the taxable year, awards under the 2012 Bonus Plan also will be contingent upon a compensation formula based on Adjusted EBITDA. Under the formula used to establish the award pool, the maximum amount that can be paid to executive officers covered by the compensation formula as a group will be five percent of Adjusted EBITDA for the fiscal year ended December 28, 2012. The maximum award for Mr. Weisz, as the Chief Executive Officer, will be equal to 40 percent of this pool, and the maximum amount that could be paid to each of the remaining named executive officers covered by the compensation formula will be 15 percent of the pool. In addition, individual award amounts will be limited to the shareholder-approved maximum of $4 million as provided in the Marriott Vacations Worldwide Stock Plan. These limits establish the maximum annual incentive awards that can be paid; the Compensation Policy Committee retains complete discretion to pay any lesser amounts.

For all named executive officers, Adjusted EBITDA will be the most heavily weighted performance criteria. “Adjusted EBITDA” means earnings (as reported in our financial statements) for the 2012 fiscal year, excluding the impact of non-consumer financing interest expense, provision for income taxes, depreciation and amortization and restructuring charges. Adjusted EBITDA shall include the impact of interest expense associated with our debt from the securitization of our notes receivable including the utilization of our Warehouse Credit Facility. The Adjusted EBITDA target was set at $125 million, a level we believe to be achievable but not certain to be met. For 2012, named executive officers will be eligible to receive the Adjusted EBITDA portion of the bonus based on the following achievement levels:

Adjusted EBITDA Achievement vs. Target	Bonus Award	Payout as % of Target
Below 90%	No Bonus	0%
100%	Target Bonus	100%
115% and Above	Maximum Bonus	200%

An additional financial performance measure is Development Margin. The Development Margin target for 2012 was set at 12.0%, which we believe to be achievable but not certain to be met. “Development Margin” means the sale of vacation ownership products, net of expenses, that represents revenue from the sale of vacation ownership products, less vacation ownership product costs and marketing and sales costs. For 2012, the named executive officers will be eligible to receive the Development Margin portion of the bonus based on the following achievement levels:

Development Margin Achievement vs. Target	Bonus Award	Payout as % of Target
Below 90%	No Bonus	0%
100%	Target Bonus	100%
110% and Above	Maximum Bonus	200%

For both Adjusted EBITDA and Development Margin, if the achievement falls between two of the stated performance achievement levels, the payment for that portion of the bonus will be interpolated between the corresponding bonus levels.

In addition to the financial performance measures, the 2012 Bonus Plan for the named executive officers also includes performance measures based on individual performance as well as measures of operational performance. These performance measures will be evaluated subjectively and, like Adjusted EBITDA and Development Margin targets, are intended to establish high standards, consistent with our company’s quality goals, which we believe are achievable but not certain to be met. We believe that the following individual and operational performance measures are important contributors to achieving success within our industry. Payouts under these performance measures can be zero, at target or maximum award levels or, in most cases, interpolated between zero, target and maximum.

•

Individual Achievement: A different set of management objectives was established for each of the named executive officers that was aligned to his responsibilities and role within our company. The management objectives generally are expected to be difficult to accomplish and are among the core duties of the positions. Examples of the types of management objectives are:

•	Pursue alternate systems solutions that better align to mid-market stand-alone company;

•	Ensure continued superior associate engagement; and

•	Institutionalize stand-alone company capabilities.

•

Customer/Guest Satisfaction: Customer satisfaction will be based on the results of our internally developed customer and guest satisfaction surveys. Different surveys are used for different aspects of our business, such as Guest Satisfaction for Resort Operations, Sales and Marketing Satisfaction and Owner Services Satisfaction. These surveys address topics such as overall satisfaction, quality of service, and cleanliness of properties. Numerical ratings are assigned with the objective of assessing customers’ and guests’ overall satisfaction compared to the goal that is established at the beginning of each year. The executive officers will be evaluated based on survey responses for the business operations that they support. The achievement of all executive officers, with the exception of the Executive Vice President and Chief Resort Experience Officer and the Executive Vice President and Chief Sales and Marketing Officer, will be based on a composite score of the three satisfaction surveys for the business they support. The composite is a weighted average of the three surveys, based on number of responses. The achievement of the Executive Vice President and Chief Resort Experience Officer is based on Guest Satisfaction only. The achievement of the Executive Vice President and Chief Sales and Marketing Officer is based upon the weighted average of the Sales and Marketing Satisfaction survey and the Owner Services Satisfaction survey, weighted based on the number of responses.

•

Associate Engagement: Assessment of our associate engagement for the executive officers will be based on our engagement assessment for their areas of responsibility compared to the Aon Hewitt benchmarks of “Consumer Services” and “Best Employer,” adjusted for geographic differentials.

Change in Control Severance Plan

In March 2012, our Board, upon recommendation of the Compensation Policy Committee, adopted the Marriott Vacations Worldwide Corporation Change in Control Severance Plan and the form of Participation Agreement (a “Participation Agreement”) for Change in Control Severance Plan (together, the “Change in Control Plan”). Adoption of the Change in Control Plan is intended to maximize shareholder value by retaining key executives through the closing of a Change in Control (as defined in the Change in Control Plan), and to motivate executives to drive business success independent of the possible occurrence of a Change in Control.

Under the terms of the Change in Control Plan, and subject to the conditions thereof, an executive of the Company who is eligible to, and does, execute a Participation Agreement (a “Participating Executive”) will receive severance benefits if his or her employment is terminated involuntarily by the Company or any of its affiliates, other than due to Cause, Total Disability (as those terms are defined in the Change in Control Plan), or death, or is terminated by the Participating Executive for Good Reason (as defined in the Change in Control Plan), in each case, within two years following a Change in Control of the Company (a “Termination”). Provided that a Participating Executive executes a waiver and release of claims in favor of the Company, the Participating Executive will be entitled to the following severance benefits: (1) a cash severance payment, payable in a lump sum, equal to two times (or three times, in the case of the President and Chief Executive Officer of the Company) the sum of the Participating Executive’s Base Salary and Target Bonus (as

those terms are defined in the Change in Control Plan); (2) twenty-four months (or thirty-six months, in the case of the President and Chief Executive Officer of the Company) of Company-subsidized medical, dental and life-insurance coverage for such Participating Executive and such Participating Executive’s spouse and dependents, at the same benefit level as provided to the Participating Executive immediately prior to the Change in Control, or the cash equivalent of the present value of such coverage; (3) any unpaid Base Salary through the Termination date; (4) any unpaid bonus as of the Termination date for any previously-completed fiscal year; (5) a pro-rata bonus for the fiscal year in which the Participating Executive’s employment is terminated; and (6) reimbursement of any unreimbursed expenses properly incurred. Each of our named executive officers is eligible to execute a Participation Agreement, although no Participation Agreements have been entered into as of the date of this Report.

In addition to receipt of the severance benefits listed above, upon Termination, the Participating Executive’s stock options and other equity-related compensation shall be treated as follows: (1) all restricted stock, RSUs or other share-based awards in a form substantially similar to restricted stock or RSUs shall become fully vested as of the Termination date; (2) all unvested or unexercisable options, SARs or other share-based awards in a form substantially similar to options or SARs shall become fully vested and exercisable until the earlier of the end of (a) their original term or (b) 12 months (or in the case of certain approved retirees, five years) following the Termination date; and (3) all of the Participating Executive’s other cash performance-based awards or other share-based awards subject to performance-based vesting criteria shall be deemed to be fully vested as of the Termination date, and shall be paid immediately thereafter based on a presumed achievement of target levels of performance.

Any payment otherwise due under the Change in Control Plan shall be reduced if necessary so that the payment will not constitute a “parachute payment” under Section 280G of the Internal Revenue Code. Change in Control Plan does not provide for a gross-up of excise taxes on such “parachute payments.”

Executive Compensation Tables and Discussion

The following tables contain compensation information for our Chief Executive Officer and certain other executive officers who, based on compensation from Marriott Vacations Worldwide after the Spin-Off and from Marriott International prior to the Spin-Off, were the most highly compensated executive officers for 2011 (the “named executive officers”).

Summary Compensation Table

The following Summary Compensation Table shows the compensation we paid in fiscal years 2011, 2010 and 2009 to our Chief Executive Officer, our Chief Financial Officer, and our other four most highly compensated executive officers as of December 30, 2011.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards(2)	Option/ SAR Awards(2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation (5)		Total
Stephen P. Weisz	2011	$585,941	$100,000	$1,990,156	$929,998	$229,134	$17,106	$20,065		$3,872,400
President and Chief	2010	551,144	—	375,053	375,064	436,231	11,737	14,700	(6)	1,763,929
Executive Officer	2009	541,000	—	225,030	—	—	159	11,025		777,214

John E. Geller, Jr.	2011	351,566	100,000	920,073	390,004	133,131	1,813	23,294		1,919,881
Executive Vice President	2010	329,375	—	325,068	—	222,987	1,055	12,499		890,984
and Chief Financial	2009	325,000	—	—	—	162,500	207	169,104		656,811
Officer

Robert A. Miller	2011	465,085	50,000	520,091	164,997	186,732	76,992	7,963		1,417,860
Executive Vice President	2010	447,043	—	250,035	—	306,090	53,593	11,025	(6)	1,067,786
and Chief Operating	2009	441,105	—	—	—	—	41,892	11,025		494,022
Officer - International

R. Lee Cunningham	2011	310,616	50,000	360,162	305,035	80,640	6,214	15,063		1,127,730
Executive Vice President	2010	292,637	—	112,602	112,540	182,664	4,229	11,700	(6)	716,372
and Chief Operating	2009	288,750	—	—	—	42,591	44	11,025		342,410
Officer – North America and Caribbean

James H Hunter IV	2011	304,380	100,000	417,553	347,515	163,533	817	13,164		1,346,962
Executive Vice President	2010	284,888	—	250,057	—	169,736	493	10,330		715,504
and General Counsel	2009	265,000	—	—	—	66,250	3	11,025		342,278

Brian E. Miller	2011	526,976	50,000	470,159	142,500	134,770	6,120	38,118		1,368,643
Executive Vice President	2010	566,033	—	215,056	—	585,026	3,834	12,232		1,382,181
and Chief Sales and	2009	538,125	—	—	—	130,801	68	11,025		680,019
Marketing Officer

(1)	This column reports all amounts earned as salary during the fiscal year, whether paid or deferred under other employee benefit plans. Mr. Brian Miller’s salary includes a fixed incentive component that is payable in accordance with regular payroll practices. For 2010, Mr. Brian Miller should have received a fixed incentive of $279,335 but due to administrative error he instead received $300,000. The amount of the overpayment of $20,665 was withheld from his 2011 incentive payment of $25,676.
(2)	The value reported for Stock Awards and Option/SAR awards is the aggregate grant date fair value of the awards granted in the fiscal year as determined in accordance with accounting guidance for share-based payments, although we recognize the value of the awards for financial reporting purposes over the service period of the awards. The assumptions for making the valuation determinations are set forth in Footnote No. 16, “Share-Based Compensation,” of the Notes to our Financial Statements included in this Annual Report. For additional information on these awards, see the Grants of Plan-Based Awards for Fiscal Year 2011 table below. The named executive officers, together with other eligible Marriott International associates, received their 2009 equity awards in 2008; as a result, those awards are not reflected in this summary compensation table. The Distribution Awards (as defined below) did not result in any increase in aggregate fair value of the underlying Marriott International awards, and as a result are not reflected in this table except to the extent the underlying Marriott International award was granted during 2011.
(3)	This column reports all amounts earned under the Bonus Plan during the fiscal year, whether paid or deferred under other employee benefit plans. Amounts earned under the Bonus Plan during a fiscal year were paid in the first quarter of the following fiscal year. This column also includes $5,011 paid to Mr. Brian Miller under his sales incentive plan, which reflects the $25,676 he earned under that plan, less the $20,665 we withheld as a result of an overpayment to him in 2010.
(4)	The values reported equal the excess of the return on amounts credited to accounts in the Marriott Deferred Compensation Plan at the annually designated rate of return over 120% of the applicable federal long-term rate, as discussed below under “Nonqualified Deferred Compensation for Fiscal Year 2011.”
(5)	All Other Compensation for 2011 consists of company contributions to Marriott International’s qualified 401(k) plan and to the Marriott Deferred Compensation Plan, of which the deferred compensation contributions for Messrs. Weisz, Geller and Brian Miller were $12,103, $15,331, and $27,705. The values in this column do not include perquisites and personal benefits that were less than $10,000 in aggregate for each named executive officer. For 2009, Mr. Geller received compensation in the amount of $77,553 for relocation to California for a position with Marriott International, and $80,526 for his subsequent relocation to our company’s headquarters in Orlando, Florida in connection with his promotion to Executive Vice President and Chief Financial Officer of our company.
(6)	Includes $2,120 received by each of Mr. Weisz, Mr. Robert Miller and Mr. Cunningham in 2011 with respect to a contribution made by Marriott International under the 401(k) plan that was not previously reported.

Grants of Plan-Based Awards for Fiscal Year 2011

The following table shows the plan-based awards granted to the named executive officers in 2011. The Distribution Awards did not result in any increase in the aggregate fair value of the underlying Marriott International awards, and as a result are not reflected in this table except to the extent the underlying Marriott International award was granted during 2011.

	Award	Grant	Approval	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock	All Other Option/SAR Awards: Number of Securities Underlying	Exercise Or Base	Closing Price on Grant Date	Grant Date Fair Value of Stock and Option/SAR
Name	Type(1)	Date(2)	Date(2)	Threshold	Target	Maximum	Or Units	Options/SARs	Price(4)	($/sh) (4)	Awards(5)
S. Weisz	MAR Bonus			$76,156	$304,626	$456,939			$		$
	VAC Bonus			—	62,585	125,169
	MAR RSUs	2/17/2011	2/10/2011				18,368				750,149
	VAC RSUs	12/15/2011	12/5/2011				66,955				1,240,007
	VAC SARs	12/15/2011	12/5/2011					106,529	18.52	18.39	929,998

J. Geller	MAR Bonus			—	152,533	228,799
	VAC Bonus			—	27,900	55,800
	MAR RSUs	2/17/2011	2/10/2011				9,796				400,069
	VAC RSUs	12/15/2011	12/5/2011				28,078				520,005
	VAC SARs	12/15/2011	12/5/2011					44,674	18.52	18.39	390,004

R. Miller	MAR Bonus			—	204,677	307,016
	VAC Bonus			—	33,438	66,877
	MAR RSUs	2/17/2011	2/10/2011				7,348				300,092
	VAC RSUs	12/15/2011	12/5/2011				11,879				219,999
	VAC SARs	12/15/2011	12/5/2011					18,900	18.52	18.39	164,997

R.Cunningham	MAR Bonus			—	108,416	176,175
	VAC Bonus			—	23,746	47,492
	MAR RSUs	2/17/2011	2/10/2011				3,432				140,163
	MAR SARs	2/17/2011	2/10/2011					8,880	38.49	40.96	140,038
	VAC RSUs	12/15/2011	12/5/2011				11,879				219,999
	VAC SARs	12/15/2011	12/5/2011					18,900	18.52	18.39	164,997

J. Hunter	MAR Bonus			26,538	106,152	172,497
	VAC Bonus			—	23,400	46,800
	MAR RSUs	2/17/2011	2/10/2011				3,368				137,549
	MAR SARs	2/17/2011	2/10/2011					8,720	38.49	40.96	137,515
	VAC RSUs	12/15/2011	12/5/2011				15,119				280,004
	VAC SARs	12/15/2011	12/5/2011					24,055	18.52	18.39	210,000

B. Miller	MAR Bonus			—	200,520	492,741
	VAC Bonus			—	33,058	101,461
	MAR Incentive			—	179,735	256,764
	VAC Incentive			—	23,373	33,495
	MAR RSUs	2/17/2011	2/10/2011				6,860				280,162
	VAC RSUs	12/15/2011	12/5/2011				10,259				189,997
	VAC SARs	12/15/2011	12/5/2011					16,323	18.52	18.39	142,500

(1)	“MAR Bonus” refers to the Marriott International Bonus Plan in which our named officers participated prior to the Spin-Off. “VAC Bonus” refers to our Bonus Plan in which our named executive officers participated after the Spin-Off. “MAR Incentive” and “VAC Incentive” refer to the sales incentive plan in which Mr. Brian Miller participated before and after the Spin-Off, respectively. “MAR RSUs” and “MAR SARs” refer to RSUs and SARs, respectively, issued under the Marriott International Stock Plan. The number of shares and exercise prices reported for MAR RSUs and MAR SARs reflect the terms of the awards and the value of the awards on the date they were granted by Marriott International and do not reflect subsequent adjustments that were made pursuant to the terms of the Marriott International Stock Plan and the awards to reflect the effect of the Spin-Off. For additional information on the effect of such adjustments, see the Outstanding Equity Awards at 2011 Fiscal Year End table below. “VAC RSUs” refer to RSUs issued under the Marriott Vacations Worldwide Stock Plan following the Spin-Off.
(2)	“Grant Date” applies to equity awards reported in the All Other Stock Awards and All Other Option/SAR Awards columns. As discussed in the Compensation Discussion and Analysis, our board approved grants for the named executive officers on December 5, 2011, and the grant date of these awards was December 15, 2011. The Marriott International board approved the annual stock awards at its February 10, 2011 meeting. Pursuant to Marriott International’s equity compensation grant procedures described in the Compensation Discussion and Analysis, the grant date of these awards was February 17, 2011, the second trading day following the release of Marriott International’s 2010 earnings.
(3)	The amounts reported in these columns include potential payouts corresponding to the achievement of the target and maximum performance objectives under the Bonus Plan and Incentive Plan, pro-rated for the period of services under each arrangement for periods prior to the Spin-Off (January 1, 2011 to November 18, 2011) and after the Spin-Off (November 19, 2011 to December 30, 2011). For Mr. Weisz and Mr. Hunter, the amounts reported also include potential payouts corresponding to the achievement of the threshold performance objective under their respective components of the Bonus Plan.
(4)	The awards were granted with an exercise or base price equal to the average of the high and low stock price on the NYSE on the date of grant.
(5)	The value reported for Stock Awards and Option/SAR awards is the aggregate grant date fair value of the awards granted in 2011 as determined in accordance with accounting standards for share-based payments, although the value of the awards is recognized for financial reporting purposes over the service period of the awards. The assumptions for making the valuation determinations for awards granted by Marriott International are set forth in Footnote No. 3, “Share-Based Compensation,” of the financial statement notes in the Marriott International Form 10-K for the 2011 fiscal year and for awards granted by our company, are set forth in Footnote No. 16, “Share-Based Compensation,” of the Notes to our annual Financial Statements included in this Annual Report.

The Grants of Plan-Based Awards table reports the potential dollar value of cash incentive awards under the Bonus Plan and/or Incentive Plan at their target and maximum achievement levels (and, for Mr. Weisz and Mr. Hunter, threshold achievement level), and the number and grant date fair value of RSUs and SARs granted under the Marriott Vacations Worldwide Stock Plan and the Marriott International Stock Plan to each named executive officer during the 2011 fiscal year. For cash incentives, this table reports the range of potential amounts that could have been earned by the executive under the Bonus Plan and/or Incentive Plan for 2011, pro-rated for the period of service under each arrangement for periods prior to and after the Spin-Off, whereas the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table reports the actual value earned by the executive for 2011.

Effective as of the completion of the Spin-Off, all holders of Marriott International RSUs on the November 10, 2011 record date for the Spin-Off received RSUs under the Marriott Vacations Worldwide Stock Plan in an amount consistent with the “Distribution Ratio” of one share of our common stock distributed in the Spin-Off for every ten shares of Marriott International common stock, with terms and conditions substantially similar to the terms and conditions applicable to the Marriott International RSUs. Also, effective as of the completion of the Spin-Off, the holders of Marriott International stock options and SARs on the record date received stock options and SARs under the Marriott Vacations Worldwide Stock Plan, in an amount consistent with the Distribution Ratio, with terms and conditions substantially similar to the terms and conditions applicable to the Marriott International stock options and SARs. We refer to the awards made pursuant to the Marriott Vacations Worldwide Stock Plan with respect to these Marriott International awards as the “Distribution Awards.” The adjusted exercise price of each converted award was determined in order to preserve the aggregate intrinsic value of the stock options and SARs held by such persons. The exercise prices of Marriott International awards were adjusted based on the proportion of the Marriott International ex-distribution closing stock price to the sum of the total of the Marriott International ex-distribution and Marriott Vacations Worldwide “when issued” closing stock prices on the distribution date. The per share exercise price of each such Marriott Vacations Worldwide Stock Plan converted award is equal to the proportion of the Marriott Vacations Worldwide “when issued” closing stock price on the distribution date to the sum of the total of the Marriott International ex-distribution and Marriott Vacations Worldwide “when issued” closing stock prices on the distribution date. With respect to each of the awards described above, after November 21, 2011, service with Marriott International and/or our company will be treated as continuous service with respect to the awards. Thus, the vesting, exercisability and forfeiture of the awards generally will be determined taking into account all such service, including eligibility to be considered an approved retiree.

Annual SAR and RSU grants under the Marriott Vacations Worldwide Stock Plan and the Marriott International Stock Plan typically vest 25% on each of the first four anniversaries of their grant date, contingent on continued employment. Even when vested, an executive could lose the right to exercise or receive a distribution of any outstanding stock awards if the executive terminated employment due to serious misconduct as defined in the Marriott Vacations Worldwide Stock Plan or the Marriott International Stock Plan, or if it is determined that the executive has engaged in competition or has engaged in criminal conduct or other behavior that was actually or potentially harmful. RSU award vesting is not accelerated upon retirement. These awards do not accrue or pay cash dividends and do not bear voting rights until they vest (in the case of RSUs) or are exercised (in the case of SARs) and shares are issued to the grantee.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table shows information about outstanding options, SARs and RSUs on our common stock and Marriott International common stock as of December 30, 2011, our fiscal year-end. The Market Values are based on the closing price of our common stock or Marriott International’s common stock, as the case may be, on the NYSE on December 30, 2011, the last trading day of the fiscal year, which was $17.16 and $29.17, respectively.

			Option Awards				Stock Awards
Name	Grant Date(1)	Award Type(2)	Number of Securities Underlying Unexercised Options/SARs Exercisable/ Unexercisable(1)		Option/ SAR Exercise Price	Option/SAR Expiration Date	Number of Shares or Units Of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
S. Weisz		MAR RSUs(4)	—	—	$—	—	36,871	$1,075,527
		VAC RSUs(4)	—	—	—	—	70,642.1	1,212,218
	2/6/2003	MAR Options	50,450	—	14.24	2/6/2013	—	—
	2/5/2004	MAR Options	62,600	—	21.50	2/5/2014	—	—
	2/10/2005	MAR Options	24,600	—	30.31	2/10/2015	—	—
	2/6/2003	VAC Options	5,045	—	8.68	2/6/2013	—	—
	2/15/2004	VAC Options	6,260	—	13.10	2/5/2014	—	—
	2/10/2005	VAC Options	2,460	—	18.47	2/10/2015	—	—
	2/19/2008	MAR SARs	16,047	5,349	33.50	2/19/2018	—	—
	8/7/2008	MAR SARs	16,262	16,262	25.88	8/7/2018	—	—
	2/16/2010	MAR SARs	9,085	27,255	25.44	2/16/2020	—	—
	2/19/2008	VAC SARs	1,602	537	20.41	2/19/2018	—	—
	8/7/2008	VAC SARs	1,626	1,626	15.77	8/7/2018	—	—
	2/16/2010	VAC SARs	908	2,726	15.50	2/16/2020	—	—
	12/15/2011	VACSARs	—	106,529	18.52	12/15/2021	—	—
J. Geller		MAR RSUs(5)	—	—	—	—	25,087	731,788
		VAC RSUs(5)					30,586.7	524,868
	12/15/2011	VAC SARs	—	44,674	18.52	12/15/2021
R. Miller		MAR RSUs(6)	—	—		—	16,055	468,324
		VAC RSUs(6)	—	—		—	13,485.5	231,394
	2/13/2006	MAR SARs	8,584	—	32.49	2/13/2016	—	—
	8/7/2008	MAR SARs	12,046	12,046	25.88	8/7/2018	—	—
	2/13/2006	VAC SARs	858	—	19.80	2/13/2016	—	—
	8/7/2008	VAC SARs	1,204	1,205	15.77	8/7/2018	—	—
	12/15/2011	VAC SARs	—	18,900	18.52	12/15/2021	—	—
R. Cunningham		MAR RSUs(7)	—	—		—	9,383	273,702
		VAC RSUs(7)	—	—		—	12,817.3	219,945
	2/6/2003	MAR Options	13,500	—	14.24	—	—	—
	2/6/2003	VAC Options	1,350	—	8.68	2/6/2013	—	—
	2/19/2008	MAR SARs	11,685	3,895	33.50	2/19/2018	—	—
	8/7/2008	MAR SARs	4,820	4,820	25.88	8/7/2018	—	—
	2/16/2010	MAR SARs	2,726	8,178	25.44	2/16/2020	—	—
	2/17/2011	MAR SARs	—	8,880	38.49	2/17/2021	—	—
	2/19/2008	VAC SARs	1,167	391	20.41	2/19/2018	—	—
	8/7/2008	VAC SARs	482	482	15.77	8/7/2018	—	—
	2/16/2010	VAC SARs	272	818	15.50	2/16/2020	—	—
	2/17/2011	VAC SARs	—	888	23.46	2/17/2021	—	—
	12/15/2011	VAC SARs	—	18,900	18.52	12/15/2021	—	—
J. Hunter		MAR RSUs(8)	—	—	15.52	—	4,868	142,000
		VAC RSUs(8)	—	—	—	—	15,605.8	267,796
	11/6/1997	MAR Options	2,864	—	14.63	11/6/2012	—	—
	11/6/1997	MAR Options	2,864	—	14.39	11/6/2012	—	—
	11/5/1998	MAR Options	16,080	—	13.30	11/5/2013	—	—
	11/4/1999	MAR Options	11,000	—	25.63	11/4/2014	—	—
	11/6/1997	VAC Options	286	—	8.77	11/6/2012	—	—
	11/6/1997	VAC Options	286	—	8.91	11/6/2012	—	—
	11/5/1998	VAC Options	1,608	—	8.10	11/5/2013	—	—
	11/4/1999	VAC Options	1,100	—	9.52	11/4/2014	—	—
	2/12/2007	MAR SARs	3,992	—	46.21	2/12/2017	—	—
	2/19/2008	MAR SARs	14,595	4,865	33.50	2/19/2018	—	—
	8/7/2008	MAR SARs	12,046	12,046	25.88	8/7/2018	—	—
	2/16/2010	MAR SARs	6,057	18,171	25.44	2/16/2020	—	—
	2/17/2011	MAR SARs	—	8,720	38.49	2/17/2021	—	—
	2/17/2007	VAC SARs	399	—	28.16	2/12/2017	—	—
	2/19/2008	VAC SARs	1,458	488	20.41	2/19/2018	—	—
	8/7/2008	VAC SARs	1,204	1,205	15.77	8/7/2018	—	—
	2/16/2010	VAC SARs	605	1,817	15.50	2/16/2020	—	—
	2/17/2011	VAC SARs	—	872	23.46	2/17/2021	—	—
	12/15/2011	VAC SARs	—	24,055	18.52	12/15/2021	—	—
B. Miller		MAR RSUs(9)	—	—	—	—	16,469	480,401
		VAC RSUs(9)	—	—	—	—	11,905.9	204,305
	8/7/2008	MAR SARs	5,422	5,422	25.88	8/7/2018	—	—
	8/7/2008	VAC SARs	542	542	15.77	8/7/2018	—	—
	12/15/2011	VAC SARs	—	16,323	18.52	12/15/2021	—	—

(1)	VAC RSUs, VAC SARs and VAC Options with a grant date prior to November 21, 2011 are Distribution Awards that were granted effective November 21, 2011 and relate to MAR RSUs, MAR SARs and MAR Options, respectively, with the grant dates indicated. The number of shares subject to SARs, options, and RSUs and the exercise prices of SARs and options reflect adjustments pursuant to the terms of the applicable plans and awards to reflect the Spin-Off. The awards retained the original terms and conditions after conversion.
(2)	“VAC RSUs,” “VAC SARs” and “VAC Options” refer to RSUs, SARs and Options, respectively, issued under the Marriott Vacations Worldwide Stock Plan. “MAR RSUs,” “MAR SARs” and “MAR Options” refer to RSUs, SARs and Options, respectively, issued under the Marriott International Stock Plan.
(3)	SARs are exercisable in 25% annual increments beginning one year from the date of grant.
(4)	13,074 MAR RSUs and 1,307.4 VAC RSUs vest on February 15, 2012; 16,739 VAC RSUs vest on December 15, 2012; 11,139 MAR RSUs and 1,113.9 VAC RSUs vest on February 15, 2013; 16,739 VAC RSUs vest on December 15, 2013; 8,066 MAR RSUs and 806.6 VAC RSUs vest on February 15, 2014; 16,739 VAC RSUs vest on December 15, 2014; 4,592 MAR RSUs and 459.2 VAC RSUs vest on February 15, 2015; and 16,738 VAC RSUs vest on December 15, 2015.
(5)	8,688 MAR RSUs and 868.8 VAC RSUs vest on February 15, 2012; 1,209 MAR RSUs and 120.9 VAC RSUs vest on November 15, 2012; 7,020 VAC RSUs vest on December 15, 2012; 7,281 MAR RSUs and 728.1 VAC RSUs vest on February 15, 2013; 7,019 VAC RSUs vest on December 15, 2013; 5,460 MAR RSUs and 546 VAC RSUs vest on February 15, 2014; 7,020 VAC RSUs vest on December 15, 2014; 2,449 MAR RSUs and 244.9 VAC RSUs vest on February 15, 2015; and 7,019 VAC RSUs vest on December 15, 2015.

(6)	5,912 MAR RSUs and 591.2 VAC RSUs vest on February 15, 2012; 2,970 VAC RSUs vest on December 15, 2012; 4,153 MAR RSUs and 415.3 VAC RSUs vest on February 15, 2013; 2,970 VAC RSUs vest on December 15, 2013; 4,153 MAR RSUs and 415.3 VAC RSUs vest on February 15, 2014; 2,970 VAC RSUs vest on December 15, 2014; 1,837 MAR RSUs and 183.7 VAC RSUs vest on February 15, 2015; and 2,969 VAC RSUs vest on December 15, 2015.
(7)	2,812 MAR RSUs and 281.2 VAC RSUs vest on February 15, 2012; 1,000 MAR RSUs and 100 VAC RSUs vest on August 15, 2012; 2,970 VAC RSUs vest on December 15, 2012; 2,812 MAR RSUs and 281.2 VAC RSUs vest on February 15, 2013; 2,970 VAC RSUs vest on December 15, 2013; 1,901 MAR RSUs and 190.1 VAC RSUs vest on February 15, 2014; 2,970 VAC RSUs vest on December 15, 2014; 858 MAR RSUs and 85.8 VAC RSUs vest on February 15, 2015; and 2,969 VAC RSUs vest on December 15, 2015.
(8)	2,342 MAR RSUs and 234.2 VAC RSUs vest on February 15, 2012; 3,780 VAC RSUs vest on December 15, 2012; 842 MAR RSUs and 84.2 VAC RSUs vest on February 15, 2013; 3,780 VAC RSUs vest on December 15, 2013; 842 MAR RSUs and 84.2 VAC RSUs vest on February 15, 2014; 3,780 VAC RSUs vest on December 15, 2014; 842 MAR RSUs and 84.2 VAC RSUs vest on February 15, 2015; and 3,779 VAC RSUs vest on December 15, 2015.
(9)	6,315 MAR RSUs and 631.5 VAC RSUs vest on February 15, 2012; 2,565 VAC RSUs vest on December 15, 2012; 4,732 MAR RSUs and 473.2 VAC RSUs vest on February 15, 2013; 2,565 VAC RSUs vest on December 15, 2013; 3,707 MAR RSUs and 370.7 VAC RSUs vest on February 15, 2014; 2,565 VAC RSUs vest on December 15, 2014; 1,715 MAR RSUs and 171.5 VAC RSUs vest on February 15, 2015; and 2,564 VAC RSUs vest on December 15, 2015.

Option Exercises and Stock Vested During Fiscal Year 2011

The following table shows information about option and SAR exercises and vesting of RSUs during fiscal year 2011. All references in the following table relate to Marriott International common stock, except as noted.

	Option/SAR Awards		Stock Awards
Name	Number of Shares Acquired or Exercised	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting		Value Realized on Vesting(2)
S. Weisz	—	—	16,374.0		$659,704
J. Geller	—	—	10,461.9	(3)	422,081	(4)
R. Miller	—	—	5,223.0		219,680
R. Cunningham	—	—	3,745.0		143,925
J. Hunter	—	—	1,943.0		81,715
B. Miller	—	—	5,391.0		226,746

(1)	The value realized upon exercise is based on the current trading price at the time of exercise.
(2)	The value realized upon vesting is based on the average of the high and low stock price on the vesting date.
(3)	Of this amount, 120.9 shares that vested were our common stock.
(4)	Of this amount, $2,094 represents amounts received upon vesting of our common stock.

Nonqualified Deferred Compensation for Fiscal Year 2011

The following table discloses contributions, earnings, distributions and balances under the Marriott Deferred Compensation Plan for the 2011 fiscal year. Our executives ceased to be eligible to make further contributions under the Marriott Deferred Compensation Plan as of the Spin-Off. We have agreed to reimburse Marriott International for any payments made to our employees under the Marriott Deferred Compensation Plan. To date we have not adopted a nonqualified deferred compensation plan for our executives.

Name	Executive Contributions in Last FY(1)	Company Contributions in Last FY(2)	Aggregate Earnings in Last FY(3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE(4)
S. Weisz	$18,879	$12,103	$79,948	$—	$1,545,941
J. Geller	24,993	15,331	8,229	—	170,968
R. Miller	—	—	360,562	—	6,933,505
R. Cunningham	9,074	7,101	29,001	—	563,103
J. Hunter	7,961	6,427	3,700	—	77,151
B. Miller	54,316	27,705	28,273	—	563,372

(1)	The amounts in this column consist of elective deferrals by the named executive officers of salary, bonus or commissions for the 2011 fiscal year under the Marriott Deferred Compensation Plan. All of these amounts are attributable to 2011 salary that is reported in the Summary Compensation Table.
(2)	The amounts in this column consist of company contributions that were accrued during fiscal 2011 and credited to the participants’ accounts in 2012 under the Marriott Deferred Compensation Plan. All of these amounts are included in the Summary Compensation table in the “All Other Compensation” column for 2011.
(3)	The amounts in this column reflect aggregate notional earnings during 2011 of each named executive officer’s account in the Marriott Deferred Compensation Plan. Such earnings are reported in the Summary Compensation Table only to the extent that they were credited at a rate of interest in excess of 120% of the applicable federal long-term rate. The following table indicates the portion of each executive’s aggregate earnings during 2011 that is reported in the Summary Compensation Table.

Name	Amounts Included in the Summary Compensation Table for 2011
S. Weisz	$17,106
J. Geller	1,813
R. Miller	76,992
R. Cunningham	6,214
B. Miller	6,120
J. Hunter	817

(4)	This column includes amounts in each named executive officer’s total Marriott Deferred Compensation Plan account balance as of the last day of the 2011 fiscal year, and do not take into account the amounts in the “Company Contributions in Last Fiscal Year” column in the table above that were accrued during fiscal 2011 but credited to the participants’ accounts in 2012.

Under the Marriott Deferred Compensation Plan, participants could defer the receipt of up to 80% of their salary, bonus and/or commissions. Such amounts were immediately vested. In addition, the named executive officers were eligible to receive a discretionary match which, as with any other discretionary company contribution, for years commencing with 2009, was vested when made. A discretionary match, as well as any other discretionary company contribution, made for any year prior to 2009 vested 25% per year for each year that the executive remained employed by Marriott International following the date the company match was allocated to the executive’s plan account, or if sooner, in full upon a change in control or approved retirement, death or disability. For 2011, a match was offered and an additional discretionary company contribution was made for 2011.

For 2011, Marriott International credited participant plan accounts with a rate of return determined by Marriott International. The rate of return was set at 5.5% for 2011, determined largely based on Marriott International’s estimated long-term cost of borrowing. To the extent that this rate exceeds 120% of the applicable federal long-term rate, the excess is reported in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table.

Marriott International also could make an annual discretionary matching contribution to the named executive officers’ Marriott Deferred Compensation Plan accounts. The basic match was designed to make up for the approximate amount of matching contributions that would have been made under the Marriott International tax-qualified section 401(k) plan but for the application of certain nondiscrimination testing and annual compensation limitations under the Internal Revenue Code. For 2011, the basic match for each named executive officer was 75% of the first 2% of eligible compensation (up to $245,000) deferred by the named executive officer under the Marriott Deferred Compensation Plan. The Marriott International board had discretion to adjust the actual match allocation based on fiscal year financial results.

Marriott International also could make an additional discretionary contribution to the named executive officers’ Marriott Deferred Compensation Plan accounts based on subjective factors such as individual performance, key contributions and retention needs. Discretionary contributions were made for the named executive officers in 2011 and are included in the “All Other Compensation” column in the Summary Compensation table.

Participants can receive a distribution of the vested portion of their Marriott Deferred Compensation Plan accounts upon termination of employment (including retirement or disability) or, in the case of deferrals by the executive (and related earnings), upon a specified future date while still employed (an “in-service distribution”), as elected by the executive. Each year’s deferrals could have a separate distribution election. Distributions payable upon termination of employment are payable as (i) a lump sum cash payment; (ii) a series of annual cash installments payable over a designated term not to exceed twenty years; or (iii) five annual cash payments beginning on the sixth January following termination of employment, in each case as elected by the executive. In-service distributions are payable as a single lump sum cash payment or annual cash payments over a term of one to five years, in either case beginning not earlier than the third calendar year following the calendar year of the deferral, as elected by the executive. However, in the case of amounts of $10,000 or less, or when no election regarding the form of distribution was made, the distribution is made in a lump sum. If the executive is a “specified employee” for purposes of Section 409A of the Internal Revenue Code, any distribution payable on account of termination of employment would not occur until after six months following termination of employment. During 2011, Messrs. Weisz, Geller and Robert Miller were specified employees. The Spin-Off did not by itself trigger a distribution upon termination of employment under the Marriott Deferred Compensation Plan, and continued employment with the Company is treated as employment for purposes of the Marriott Deferred Compensation Plan.

Potential Payments Upon Termination or Change in Control

The following information relates to benefits that would have been paid or payable had a change in control occurred and/or a named executive officer terminated employment with us as of December 30, 2011.

Upon retirement or permanent disability (as defined in the pertinent plan), a named executive officer could continue to vest in and receive distributions under outstanding stock awards (with the exception of certain supplemental RSU awards granted by Marriott International after 2005) for the remainder of their vesting period; could exercise options and SARs for up to five years in accordance with the awards’ original terms; and would immediately vest in the unvested portion of his Marriott Deferred Compensation Plan account. However, annual stock awards granted by us and by Marriott International after 2005 provide that if the executive retires within one year after the grant date, the executive forfeits a portion of the stock award proportional to the number of days remaining within that one-year period. For these purposes, retirement means a termination of employment with retirement approval of the Compensation Policy Committee by an executive who had attained age 55 with 10 years of service, or, for the Marriott Deferred Compensation Plan and for Marriott International Stock Plan annual stock awards granted before 2006, had attained 20 years of service. In all cases, however, the Compensation Policy Committee or its designee has the authority to revoke approved retiree status if an executive terminated employment for serious misconduct or was subsequently found to have engaged in competition or engaged in criminal conduct or other behavior that was actually or potentially harmful to Marriott International. A named executive officer who died as an employee or approved retiree would immediately vest in his Marriott Deferred Compensation Plan account, options/SARs and other stock awards. These provisions were developed based on an analysis of external market data. As of December 30, 2011, Messrs. Weisz and Robert Miller met the age and service conditions for retirement eligibility.

Under the Marriott Vacations Worldwide Stock Plan, in the event of certain transactions involving a capital restructuring, reorganization or liquidation of our company or similar event as defined in the plan, we or our successor in its discretion can provide substitute equity awards under the Marriott Vacations Worldwide Stock Plan. However, in the event that no substitute equity awards are available, the awards will become fully vested, and all awards will be immediately distributed or paid, or, in the case of options and SARs, fully exercisable.

In addition, in the event that the employment of a named executive officer is terminated other than for the executive’s misconduct or the executive resigned for good reason (as defined under the Marriott Vacations Worldwide Stock Plan) beginning three months before and ending twelve months following a change in control of Marriott Vacations Worldwide, he would become fully vested in all unvested equity awards under the Marriott Vacations Worldwide Stock Plan and unvested balances in the Marriott Deferred Compensation Plan. In those circumstances, all options and SARs would be exercisable until the earlier of the original expiration date of the awards or 12 months (or five years if he were an approved retiree) following the termination of employment, and all other stock awards would be immediately distributed following the later of the termination of employment or the change in control event. In addition, any cash incentive payments under the Bonus Plan would be made immediately based on the target performance level, pro-rated based on the days worked during the year until the named executive officer’s termination of employment.

The table below reflects the intrinsic value of unvested stock awards, unvested Marriott Deferred Compensation Plan accounts and incentive payments under the Bonus Plan and Incentive Plan that each named executive officer would have received upon retirement, disability, death, or involuntary termination of employment in connection with a change in control as of December 30, 2011 (based on our fiscal year-end closing stock price of $17.16 and Marriott International’s fiscal year-end closing stock price of $29.17).

The table below does not reflect the benefits available to named executive officers under the Change in Control Plan, which was adopted in March 2012 and will provide benefits to named executive officers who sign Participation Agreements.

Name	Plan	Retirement (1)	Disability (2)	Death (2)	Change in Control and Involuntary Termination (3)
S. Weisz	Marriott Deferred Compensation Plan	$35,478	$35,478	$35,478	$35,478
	Marriott Vacations Worldwide Stock Plan	106,205	1,218,990	1,218,990	1,218,990
	Marriott International Stock Plan	1,003,281	1,230,654	1,230,654	—
	Annual Bonus (4)	542,400	542,400	542,400	542,400

J. Geller	Marriott Deferred Compensation Plan	—	15,669	15,669	—
	Marriott Vacations Worldwide Stock Plan	—	524,868	524,868	524,868
	Marriott International Stock Plan	—	731,788	731,788	—
	Annual Bonus (4)	241,800	241,800	241,800	—

R. Miller	Marriott Deferred Compensation Plan	23,857	23,857	23,857	23,857
	Marriott Vacations Worldwide Stock Plan	34,222	233,065	233,065	233,065
	Marriott International Stock Plan	439,423	507,923	507,923	—
	Annual Bonus (4)	289,800	289,800	289,800	289,800

R. Cunningham	Marriott Deferred Compensation Plan	—	7,340	7,340	—
	Marriott Vacations Worldwide Stock Plan	—	221,869	221,869	221,869
	Marriott International Stock Plan	—	320,053	320,053	—
	Annual Bonus (4)	205,800	205,800	205,800	—

B. Miller	Marriott Deferred Compensation Plan	—	19,250	19,250	—
	Marriott Vacations Worldwide Stock Plan	—	205,057	205,057	205,057
	Marriott International Stock Plan	—	498,224	498,224	—
	Annual Bonus (4)	286,500	286,500	286,500	—

J. Hunter	Marriott Deferred Compensation Plan	—	—	—	—
	Marriott Vacations Worldwide Stock Plan	—	272,477	272,477	272,477
	Marriott International Stock Plan	—	249,382	249,382	—
	Annual Bonus (4)	202,800	202,800	202,800	—

(1)	Mr. Weisz and Mr. Robert Miller are considered “approved retirees” under each of the Marriott Deferred Compensation Plan, the Marriott Vacations Worldwide Stock Plan and the Marriott International Stock Plan and as a result would receive the benefits shown in this table if they ceased being employed by our company for any reason on December 30, 2011.
(2)	Upon death or disability, all unvested benefits under each of the Marriott Deferred Compensation Plan, the Marriott Vacations Worldwide Stock Plan and the Marriott International Stock Plan fully vest.
(3)	Upon a change in control of our company followed by involuntary termination, Mr. Weisz and Mr. Robert Miller would receive the same benefit under each of the Marriott Deferred Compensation Plan, the Marriott Vacations Worldwide Stock Plan and the Marriott International Stock Plan as if they had retired. For the other named executive officers, the only benefit would be the vesting in full of all unvested benefits under the Marriott Vacations Worldwide Stock Plan.
(4)	All bonus-eligible employees, including the named executive officers, would receive their actual bonus for the year if they remained employed as of the last day of the year. The amounts in the table are the target bonus amount.

The benefits reported in the table and narrative above are in addition to benefits available prior to the occurrence of any termination of employment, including benefits available under then-exercisable SARs and options and vested Marriott Deferred Compensation Plan balances, and benefits available generally to salaried employees such as benefits under Marriott International’s 401(k) plan, group medical and dental plans, life and accidental death insurance plans, disability programs, health and dependent care spending accounts, and accrued paid time off. Amounts actually received if any of the named executive officers cease to be employed will vary based on factors such as the timing during the year of any such event, the company’s stock price, the executive officer’s age, and any changes to our benefit arrangements and policies. We may determine to provide additional or different benefits in connection with any executive’s termination.

Compensation Arrangements for Non-Employee Directors

On December 5, 2011, the Board, upon the recommendation of the Compensation Policy Committee, approved the following compensation arrangements for non-employee directors:

•	an annual cash retainer of $60,000 for each non-employee director other than the Chairman and $100,000 for the Chairman;
•

an additional annual cash retainer of $20,000 for the chair of the Audit Committee, $20,000 for the chair of the Compensation Policy Committee and $30,000 for the chair of the Nominating and Corporate Governance Committee (who is also the lead independent director); and

•	an annual equity grant (the “Non-Employee Director Share Awards”) with a value of $90,000 for each non-employee director other than the Chairman and $150,000 for the Chairman.

The Compensation Policy Committee also approved the annual grant of Non-Employee Director Share Awards to the current non-employee members of the Board, which awards were granted on December 15, 2011 and are designed to compensate non-employee directors from the date of their election to the Board through the date of our company’s first annual meeting of stockholders in 2013. The Non-Employee Director Share Awards, which vest immediately, represent the right to receive shares of the Company’s common stock upon a director’s completion of Board service. Prior to a director’s completion of Board service, the Non-Employee Director Share Awards cannot be transferred or assigned, and the director has no voting rights in the common stock underlying the awards.

Name	Fees Earned or Paid in Cash		Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William J. Shaw	$87,500	(1)	$224,999	—	—	—	—	$312,499
Raymond Gellein, Jr.	22,500		134,992	—	—	—	—	157,492
Thomas J. Hutchison III	20,000		134,992	—	—	—	—	154,992
William W. McCarten	20,000		134,992	—	—	—	—	154,992
Melquides R. Martinez	15,000		134,992	—	—	—	—	149,992
Deborah M. Harrison	15,000		134,992	—	—	—	—	149,992

(1)	Includes $62,500 received by Mr. Shaw for services as a member of our Board prior to the Spin-Off.
(2)	Represents Non-Employee Director Share Awards made in December 2011. The value reported for the Non-Employee Director Share Awards is the aggregate grant date fair value of the awards granted in 2011 as determined in accordance with accounting standards for share-based payments, although we recognize the value of the awards for financial reporting purposes over the service period of the awards. The assumptions for making the valuation determination are set forth in Footnote No. 16, “Share-Based Compensation,” of the Notes to our annual Financial Statements included in this Annual Report. The number of Non-Employee Director Share Awards granted to Mr. Shaw was 12,149; the number granted to each other director was 7,289.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Policy Committee is or has been an officer or employee of the Company or had any relationship that is required to be disclosed as a transaction with a related party.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of our Directors, Executive Officers and Certain Beneficial Owners

The table below sets forth the beneficial ownership of the Company’s common stock by our directors and executive officers as of February 29, 2012 (unless otherwise noted), as well as additional information about beneficial owners of five percent or more of the Company’s common stock. Ownership consists of sole voting and sole investment power, except as indicated in the notes below, and except for shares registered in the name of children sharing the same household or subject to any community property laws. Unless otherwise noted, the address for all greater than five percent beneficial owners is Marriott Vacations Worldwide Corp., 6649 Westwood Blvd., Orlando, FL 32821.

Note on Various Marriott Family Holdings

SEC rules require reporting of beneficial ownership of certain shares by multiple parties, resulting in multiple counting of some shares. The aggregate total beneficial ownership of Deborah M. Harrison and each of the “Other 5% Beneficial Owners” shown below is 22.4 percent of outstanding shares after removing the shares counted multiple times. These individuals and entities each disclaim beneficial ownership over shares owned by other members of the Marriott family and the entities named below except as specifically disclosed in the footnotes following the table below.

Stock Ownership of Certain Beneficial Owners

Name	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors:
Raymond L. Gellein, Jr.	7,289.0	(2)	*
Deborah M. Harrison	2,256,654.6	(2)(3)(4)	6.6%
Thomas J. Hutchison III	7,489.0	(2)	*
Melquiades R. Martinez	7,289.0	(2)	*
William W. McCarten	9,255.0	(2)(5)	*
William J. Shaw	269,949.0	(2)(6)	*
Stephen P. Weisz	49,268.4	(6)	*

Other Named Executive Officers:			*
R. Lee Cunningham	2,851.2	(6)
John E. Geller, Jr.	11,257.7		*
James H Hunter, IV	5,962.2	(6)	*
Brian E. Miller	815.5	(6)	*
Robert A. Miller	4,279.2	(6)	*
All Directors, Nominees and Executive Officers as a Group (16 persons, including the foregoing)	2,638,593.1	(7)	7.7%

Other 5% Beneficial Owners:
J.W. Marriott, Jr.	5,087,782.6	(3)(8)(9)(10)	14.7%
John W. Marriott III	2,222,242	(3)(9)(11)(12)	6.5%
Richard E. Marriott	4,156,783	(8)(13)	12.2%
Stephen G. Marriott	3,494,170.9	(3)(14)	10.2%
David S. Marriott	2,212,274.6	(2)(15)	6.5%
JWM Family Enterprises, Inc.	2,002,797.0	(3)	5.9%
JWM Family Enterprises, L.P.	2,002,797.0	(3)	5.9%

*	Less than 1 percent.
(1)	Based on the number of shares outstanding (34,168,194) on February 29, 2012, plus the number of shares acquirable by the specified person(s) within 60 days of February 29, 2012, as described below.
(2)	Includes shares subject to Non-Employee Director Share Awards currently exercisable or exercisable within 60 days after February 29, 2012, as follows: Mr. Gellein: 7,289 shares; Ms. Harrison: 7,289 shares; Mr. Hutchison: 7,289 shares; Mr. Martinez: 7,289 shares; Mr. McCarten: 7,289 shares; and Mr. Shaw: 12,149 shares.
(3)	Includes the following 2,002,797 shares that Deborah M. Harrison, her father J.W. Marriott, Jr., her brothers John W. Marriott III, Stephen G. Marriott and David S. Marriott, and JWM Family Enterprises, Inc. and JWM Family Enterprises, L.P. each report as beneficially owned: (a) 919,999 shares owned by Thomas Point Ventures, L.P., and (b) 1,082,798 shares owned by JWM Family Enterprises, L.P. JWM Family Enterprises, Inc., a corporation in which J.W. Marriott, Jr. and each of his children is a director, is the sole general partner of JWM Family Enterprises, L.P., a limited partnership, which in turn is the sole general partner of Thomas Point Ventures, L.P., also a limited partnership. The address for the corporation and both limited partnerships is 6106 MacArthur Boulevard, Suite 110, Bethesda, Maryland 20816.
(4)	Includes the following 242,843.6 shares that Deborah M. Harrison reports as beneficially owned in addition to the shares referred to in footnotes (2) and (3): (a) 7,149.1 shares directly held; (b) 69,586 shares held by a trust for the benefit of Deborah M. Harrison, for which J.W. Marriott, Jr.’s spouse and an unrelated person serve as co-trustees (included in footnote 10(d) below); (c) 80,767 shares held by two trusts for the benefit of Deborah M. Harrison, for which J.W. Marriott, Jr. and Richard E. Marriott serve as co-trustees (included in footnote 8(a) below); (d) 9,343.5 shares held directly by Deborah M. Harrison’s spouse (Ms. Harrison disclaims beneficial ownership of such shares); (e) 2,815 shares held in two trusts for the benefit of Deborah M. Harrison’s children, for which Deborah M. Harrison, her spouse and another individual serve as co-trustees; (f) 34,181 shares held in five trusts for the benefit of Deborah M. Harrison’s children, for which Deborah M. Harrison, her spouse and another individual serve as co-trustees; (g) 502 shares owned by two trusts for the benefit of Deborah M. Harrison’s grandchildren, for which Deborah M. Harrison, her spouse and another individual serve as co-trustees; (h) 3,725 shares subject to stock options, SARs and RSUs held by Deborah M. Harrison’s spouse currently exercisable or exercisable within 60 days after February 29, 2012 (Ms. Harrison disclaims beneficial ownership of such shares); and (i) 38,500 shares held in a grantor-retained annuity trust.
(5)	Includes 1,966 shares held by a limited liability corporation in which Mr. McCarten owns a 2 percent interest and acts as Manager.
(6)	Includes shares subject to stock options, SARs, RSUs and deferred share awards currently exercisable or exercisable within 60 days after February 29, 2012, as follows: Mr. Cunningham: 2,116 shares; Ms. Harrison: 3,725; Mr. Hunter: 4,766 shares; Mr. Brian Miller: 299 shares; Mr. Robert Miller: 840 shares; Mr. Shaw: 182,014; and Mr. Weisz: 15,735 shares.

(7)	All directors and executive officers as a group beneficially owned an aggregate of 2,638,593.1 shares (including 258,496 stock options, SARs, RSUs and Non-Employee Director Share Awards currently exercisable or exercisable within 60 days after February 29, 2012).
(8)	Includes the following 1,924,683 shares that both J.W. Marriott, Jr. and his brother Richard E. Marriott report as beneficially owned: (a) 503,865 shares held by 16 trusts for the benefit of their children, for which J.W. Marriott, Jr. and Richard E. Marriott serve as co-trustees; (b) 1,212,630 shares owned by The J. Willard & Alice S. Marriott Foundation, a charitable foundation, for which J.W. Marriott, Jr., Richard E. Marriott, and Stephen G. Marriott serve as co-trustees; (c) 206,488 shares held by a charitable annuity trust created by the will of J. Willard Marriott, Sr., in which his grandchildren have remainder interests and for which J.W. Marriott, Jr. and Richard E. Marriott serve as co-trustees; and (d) 1,700 shares held by a trust established for the benefit of J.W. Marriott Jr., for which Richard E. Marriott serves as trustee.
(9)	Includes the following 71,684 shares that both J.W. Marriott, Jr. and his son John W. Marriott III report as beneficially owned: (a) 32,349 shares owned by JWM Associates Limited Partnership, in which J.W. Marriott, Jr. is a general partner and in which John W. Marriott III is a limited partner; (b) 34,380 shares held by a trust for the benefit of John W. Marriott III, for which J.W. Marriott, Jr.’s spouse serves as a co-trustee; and (c) 4,955 shares owned by three trusts for the benefit of John W. Marriott III’s children, for which the spouses of John W. Marriott III and J.W. Marriott, Jr. serve as co-trustees.

(10)	Includes the following 1,088,618.6 shares that J.W. Marriott, Jr. reports as beneficially owned, in addition to the shares referred to in footnotes (3), (8) and (9): (a) 362,706.6 shares directly held; (b) 343,050 shares subject to stock options, SARs and RSUs currently exercisable or exercisable within 60 days after February 29, 2012; (c) 28,252 shares owned by J.W. Marriott, Jr.’s spouse (Mr. Marriott disclaims beneficial ownership of such shares); (d) 192,465 shares owned by separate trusts for the benefit of three of J.W. Marriott, Jr.’s children, in which his spouse serves as a co-trustee; (e) 4,658 shares owned by three trusts for the benefit of J.W. Marriott, Jr.’s grandchildren, for which the spouses of J.W. Marriott, Jr. and Stephen G. Marriott serve as co-trustees; (f) 152,000 shares held by two grantor-retained annuity trusts; and (g) 5,487 shares owned by the J. Willard Marriott, Jr. Foundation, for which J.W. Marriott, Jr. and his spouse serve as trustees. J.W. Marriott, Jr.’s address is Marriott International, 10400 Fernwood Road, Bethesda, Maryland 20817.
(11)	Includes the following 147,761 shares that John W. Marriott III reports as beneficially owned, in addition to the shares referred to in footnotes (3) and (9): (a) 76,517 shares directly held; (b) 50,391 shares held in a trust for the benefit of John W. Marriott III (included in footnote (8)(a) above); (c) 3,155 shares owned by John W. Marriott III’s spouse (Mr. Marriott disclaims beneficial ownership of such shares); and (d) 17,698 shares held by three trusts for the benefit of John W. Marriott III’s children, for which John W. Marriott III serves as a co-trustee. John W. Marriott III’s address is JWM Family Enterprises, 6106 MacArthur Blvd., Suite 110, Bethesda, Maryland 20816.
(12)	Does not include shares of our stock issued in the Spin-Off as a dividend on Marriott International’s non-employee director annual deferred share awards or as a dividend on stock units representing fees that non-employee directors had elected to defer under the Marriott International Stock Plan. The combined numbers of shares (a) subject to such deferred share awards, and (b) in stock unit accounts of such non-employee directors as of February 29, 2012, were as follows: John W. Marriott III: 798 shares. Deferred share awards and stock units do not carry voting rights and are not transferable. Share awards and stock units are distributed following retirement as a director.
(13)	Includes the following 2,232,100 shares that Richard E. Marriott reports as beneficially owned, in addition to the 1,924,683 shares referred to in footnote (8): (a) 729,463 shares directly held; (b) 28,326 shares owned by Richard E. Marriott’s spouse (Mr. Marriott disclaims beneficial ownership of these shares); (c) 147,280 shares owned by four trusts for the benefit of Richard E. Marriott’s children, for which his spouse serves as a co-trustee; (d) 1,128,045 shares held by four grantor-retained annuity trusts and 254 shares in an insurance trust; (e) 186,550 shares held by a charitable annuity trust established by Richard E. Marriott, for which Richard E. Marriott and two other individuals serve as co-trustees; and (f) 12,182 shares owned by the Richard E. and Nancy P. Marriott Foundation, for which Richard E. Marriott and his spouse serve as directors and officers. Richard E. Marriott’s address is Host Hotels & Resorts, Inc., 10400 Fernwood Road, Bethesda, Maryland 20817.
(14)	Includes the following 1,491,373.9 shares that Stephen G. Marriott reports as beneficially owned in addition to the shares referred to in footnote (3): (a) 105,498.9 shares directly held; (b) 55,825 shares held by a trust for the benefit of Stephen G. Marriott, for which J.W. Marriott, Jr.’s spouse and an unrelated person serve as co-trustees (included in footnote 10(d) above); (c) 79,582 shares held by two trusts for the benefit of Stephen G. Marriott, for which J.W. Marriott, Jr. and Richard E. Marriott serve as co-trustees (included in footnote 8(a) above); (d) 4,370 shares held by Stephen G. Marriott’s spouse (Mr. Marriott disclaims beneficial ownership of such shares); (e) 4,658 shares owned by three trusts for the benefit of Stephen G. Marriott’s children, for which the spouses of Stephen G. Marriott and J.W. Marriott, Jr. serve as co-trustees (Mr. Marriott disclaims beneficial ownership of such shares) (included in footnote 10(e) above); (f) 22,122 shares owned by three trusts for the benefit of Stephen G. Marriott’s children, for which Stephen G. Marriott and the spouses of Stephen G. Marriott and J.W. Marriott, Jr. serve as co-trustees; (g) 6,688 shares subject to stock options, SARs and RSUs currently exercisable or exercisable within 60 days after February 29, 2012; and (h) 1,212,630 shares owned by The J. Willard & Alice S. Marriott Foundation, a charitable foundation, for which Stephen G. Marriott serves as co-trustee with J.W. Marriott, Jr. and Richard E. Marriott (included in footnote 3(b) above). Stephen G. Marriott’s address is Marriott International, 10400 Fernwood Road, Bethesda, Maryland 20817.
(15)	Includes the following 209,477.6 shares that David S. Marriott reports as beneficially owned in addition to the shares referred to in footnote (3): (a) 84,280.6 shares directly held; (b) 67,053 shares held by a trust for the benefit of David S. Marriott, for which J.W. Marriott, Jr.’s spouse and an unrelated person serve as co-trustees (included in footnote 9(d) above); (c) 49,555 shares held by a trust for the benefit of David S. Marriott, for which J.W. Marriott, Jr. and Richard E. Marriott serve as co-trustees (included in footnote 8(a) above); (d) 533 shares held by David S. Marriott’s spouse (Mr. Marriott disclaims beneficial ownership of such shares); (e) 6,861 shares held by four trusts for the benefit of David S. Marriott’s children, for which David S. Marriott, his spouse and John W. Marriott III serve as co-trustees; and (f) 1,195 shares subject to stock options and RSUs currently exercisable or exercisable within 60 days after February 29, 2012. David S. Marriott’s address is Marriott International, 10400 Fernwood Road, Bethesda, Maryland 20817.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the securities authorized for issuance under our equity compensation plans as of December 30, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Right	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column
Equity compensation plans approved by shareholders	3,530,041	(1)	$13.13	2,326,596	(2)
Equity compensation plans not approved by shareholders (3)	—		—	—
Total	3,530,041		$13.13	2,326,596

(1)	Includes 1,144,510 shares of outstanding deferred stock bonus (“DSB”) and RSUs, as well as Non-Employee Director Share Awards awarded to directors under the Marriott Vacations Worldwide Stock Plan, that are not included in the calculation of the Weighted-Average Exercise Price column.

(2)	All securities are available for issuance under the Marriott Vacations Worldwide Stock Plan.
(3)	The Marriott Vacations Worldwide Stock Plan, which is our only equity compensation plan, was approved prior to the Spin-Off by Marriott International in its capacity as our sole shareholder.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Agreements with Marriott International Related to the Spin-Off

Prior to the Spin-Off, our business was owned by Marriott International. In connection with the Spin-Off, we and Marriott International entered into material agreements that govern the ongoing relationships between our two companies after the Spin-Off, provide for an orderly transition to our status as an independent, publicly owned company, relate to the provision by each company to the other of certain services and rights following the Spin-Off, and provide for each company to indemnify the other against certain liabilities arising from our respective businesses. Following the Spin-Off, we and Marriott International have operated independently, and neither company has any ownership interest in the other.

The following is a summary of the terms of the material agreements we entered into with Marriott International. The following summary is qualified in its entirety by reference to the full text of the applicable agreements.

Separation and Distribution Agreement

On November 17, 2011, we and certain of our subsidiaries entered into the Separation and Distribution Agreement with Marriott International, which sets forth the principal actions taken in connection with the Spin-Off. It also sets forth other agreements that govern certain aspects of our continued relationship with Marriott International following the Spin-Off. The Separation and Distribution Agreement provides for the settlement or extinguishment of certain liabilities and the termination of certain agreements and understandings between us and Marriott International as of the distribution date for the Spin-Off. We and Marriott International each agreed to broad releases of the other company and its wholly owned subsidiaries and affiliates from claims against them arising out of events or actions occurring, or any conditions existing at or prior to, the distribution date. Each company also agreed to indemnify the other against certain liabilities in connection with the Spin-Off and our respective businesses.

License Agreements for Marriott and Ritz-Carlton Marks and Intellectual Property

On November 17, 2011, we, Marriott International and its subsidiary Marriott Worldwide Corporation entered into the Marriott License Agreement, and we and Ritz-Carlton entered into the Ritz-Carlton License Agreement. These License Agreements grant us the exclusive right, for their respective terms, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate development business.

The initial term of each License Agreement will expire on December 31, 2090. We may extend the initial term of each agreement by two additional terms of 30 years each if we meet specified sales thresholds and are not in breach of the agreement at the time of renewal.

We pay royalty fees under the License Agreements equal to: (1) a fixed fee of $50 million per year, plus (2) two percent of the gross sales price paid to us or our affiliates for initial developer sales of interests in vacation ownership units or units of accommodation in our residential real estate business, plus (3) one percent of the gross sales price paid to us or our affiliates for resales of such interests, in each case that are identified with or use the licensed marks. The fixed fee will be increased every five years by 50 percent of an inflation index, compounded annually.

Noncompetition Agreement

On November 17, 2011, we entered into the Non-Competition Agreement with Marriott International which generally prohibits Marriott International and its subsidiaries from engaging in the vacation ownership business and prohibits us and our subsidiaries from engaging in the hotel business until the earlier of November 21, 2021 or the termination of the Marriott License Agreement.

Marriott Rewards Affiliation Agreement

On November 17, 2011, we and certain of our subsidiaries entered into the Marriott Rewards Affiliation Agreement with Marriott International and its subsidiary Marriott Rewards, LLC. This agreement allows us to continue to participate in the

Marriott Rewards customer loyalty program following the Spin-Off; this participation includes the ability to purchase and use Marriott Rewards Points in connection with our Marriott-branded vacation ownership business. The Marriott Rewards Affiliation Agreement is coterminous with the Marriott License Agreement.

Tax Sharing and Indemnification Agreement

On November 17, 2011, we entered into the Tax Sharing and Indemnification Agreement with Marriott International. This agreement describes the methodology for allocating between Marriott International and ourselves responsibility for federal, state, local and foreign income and other taxes relating to taxable periods before and after the Spin-Off. This agreement also provides that if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service in connection with the Spin-Off, taxes imposed on Marriott International or that it incurs as a result of such failure will be allocated between Marriott International and us, and each company will indemnify and hold harmless the other from and against the taxes so allocated.

Employee Benefits and Other Employment Matters Allocation Agreement

On November 17, 2011, we entered into the Employee Benefits and Other Employment Matters Allocation Agreement with Marriott International. This agreement sets forth our agreement with Marriott International on the allocation of employees and obligations and responsibilities for compensation, benefits and labor matters, including, among other things, the treatment of outstanding awards under the Marriott International Stock Plan, deferred compensation obligations, retirement plans and medical and other welfare benefit plans.

Transition Services Agreements

On November 17, 2011, we entered into the Omnibus Transition Services Agreement, the Payroll Services Agreement, the Human Resources and Internal Communications Transition Services Agreement and the Information Resources Transition Services Agreement with Marriott International. Under these transition services agreements, Marriott International or certain of its subsidiaries agreed to provide us with certain services for a limited time following the Spin-Off. These agreements generally have terms of up to 24 months. We may terminate any transition service upon prior notice to Marriott International, generally 120 days in advance of the service termination date. The charge for transition services is intended to allow Marriott International to recover its direct and indirect costs incurred in providing those services.

Policy on Transactions and Arrangements with Related Persons

We have adopted a written policy for approval of transactions and arrangements between our company and our current and recent former directors, director nominees, current and recent former executive officers, greater than five percent shareholders, and immediate family members of any of the foregoing where the amount involved exceeds, or may be expected to exceed, $120,000.

The policy provides that the Nominating and Corporate Governance Committee will review the material facts of transactions subject to the policy and determine whether or not to approve or ratify those transactions. In determining whether to approve or ratify a transaction subject to the policy, the Committee will take into account, among other factors, whether the transaction is on terms that are no less favorable to our company than terms generally available to an unaffiliated third-party under similar circumstances and the materiality of the related person’s interest in the transaction. No director, officer or associate of our company who has, or whose immediate family member has, any direct or indirect interest in the transaction may play any role in negotiating, approving, making decisions for or administering such transaction on our behalf. In the case of ongoing transactions between us and a related party, the Nominating and Corporate Governance Committee may establish guidelines for our management to follow in dealings with the related party and, if the Committee establishes such guidelines, it must assess the ongoing relationship in light of those guidelines on at least an annual basis.

The Nominating and Corporate Governance Committee has pre-approved under the policy certain transactions with related persons that meet specific criteria. A summary of certain new transactions we enter into that were pre-approved under the policy is provided to the Nominating and Corporate Governance Committee at its regularly scheduled meetings. Pre-approved transactions are limited to:

•

ordinary course sales of timeshare, fractional or similar ownership interests with specified maximum dollar thresholds at prices that are no lower than those available under company-wide employee discount programs;

•

employment and compensation relationships that are subject to Compensation Policy Committee or other specified internal management approvals and which, in the case of executive officers and directors, are subject to required proxy statement disclosure;

•

certain transactions with other companies and certain charitable contributions that satisfy the independence criteria under both our Corporate Governance Policies and the NYSE corporate governance listing standards;

•	transactions where the related party’s interest arises solely from ownership of our common stock and all holders of our common stock receive the same benefit on a pro rata basis;

•

certain transactions involving less than $250,000 that are approved by at least two members of the Corporate Growth Committee (an internal management committee whose members include our Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and other executive officers) who do not have any direct or indirect interest in the transaction and the approving committee members determine the transaction is on terms no less favorable to us than would be available to unrelated third parties under similar circumstances;

•	transactions where the rates or charges involved are determined by competitive bids, or fixed in conformity with law or governmental authority; and

•	transactions involving banking-related services such as transfer agent, registrar, trustee under a trust indenture or similar services.

Certain Relationships and Potential Conflicts of Interest

Marriott International employs one of our directors, Deborah Marriott Harrison, as Senior Vice President, Government Affairs. Ms. Harrison is also the daughter of the chairman of the board of directors of Marriott International. Ms. Harrison beneficially owned, as of February 29, 2012, approximately 6.7 percent of Marriott International’s common stock. In 2011, Ms. Harrison received total compensation from Marriott International of $341,492 (which includes base salary, bonus, the value of stock-based awards and other compensation). She receives our standard non-employee director compensation, as determined by our Board with the assistance of our Compensation Policy Committee, as described in “Compensation Arrangements for Non-Employee Directors” in Item 11 of this Annual Report.

Ms. Harrison’s relationship with Marriott International may give rise to, or create the appearance of, conflicts of interest when our Board faces decisions that could have different implications for Marriott International than for us. For example, conflicts of interest could arise if there are issues or disputes under the agreements between us and Marriott International described above in “—Agreements with Marriott International Related to the Spin-Off.” In addition, conflicts of interest could arise if we consider acquisitions and other corporate opportunities that may be appropriate for both Marriott International and us. As discussed above in “—Policy on Transactions and Arrangements with Related Persons,” our Board adopted a written policy and procedures for the review, approval and ratification of related party transactions that are designed to help ameliorate the risks associated with any such potential conflicts that may arise. The policy provides that our Nominating and Corporate Governance Committee, which does not include Ms. Harrison, will review certain transactions subject to the policy and determine whether or not to approve or ratify those transactions.

Since the Spin-Off, we have employed Scott Weisz, as Senior Director, Asset Management, Kristen Weisz as Director, Resort Services, and Travis Griffin as Senior Director, Customer Relationship Management, and they each were previously employed in similar capacities by Marriott International. Mr. Scott Weisz is the son, Ms. Weisz is the daughter and Mr. Griffin is the son-in-law of Stephen P. Weisz, our President and Chief Executive Officer. During 2011, Mr. Scott Weisz, Ms. Weisz and Mr. Griffin received compensation from our company and Marriott International in the aggregate amount of $174,293, $130,620 and $137,544, respectively, (which includes base salary, bonus, the value of stock-based awards and other compensation). Both we and Marriott International have determined this compensation based on reference to market compensation paid to individuals in similar positions at other companies and/or the compensation paid to non-family members in similar positions at our respective companies.

Director Independence

Our Corporate Governance Principles provide that at least a majority of the Board will consist of independent directors. An “independent” director is a director who meets the New York Stock Exchange definition of independence, as determined by the Board. To be considered “independent,” the Board must determine that a director has no direct or indirect material relationship with the Company. The Board will make an affirmative determination regarding the independence of each director annually, based upon the recommendation of the Nominating and Corporate Governance Committee. The Board undertook its annual review of director independence in March 2012.

As a result of this review, the Board affirmatively determined that the following directors are independent: Mr. Gellein, Mr. Hutchison, Mr. Martinez and Mr. McCarten. Mr. Weisz is not independent as a result of his employment with our company. Ms. Harrison and Mr. Shaw are not independent as a result of their current or prior recent employment with Marriott International. In assessing independence, the Board considered post-Spin-Off relationships with our company, as well as pre-Spin-Off relationships with Marriott International going back to the beginning of 2009 because the NYSE Listing Standards “look back” three years when evaluating a director’s independence. Specifically, the Board considered that Mr. Gellein, Mr. Hutchison and Mr. McCarten each serves, or recently served, as executive officers or directors of companies that do business in the ordinary course with our company (or with Marriott International prior to the Spin-Off) and that in each case the payments to and from our company (or to and from Marriott International prior to the Spin-Off) were less than one percent of the consolidated gross annual revenues of our company (or Marriott International prior to the Spin-Off) and the director’s company in each of the last three fiscal years. The Board further considered that Mr. Martinez is an employee of JP Morgan Chase & Co. (“JPMorgan”), a company that provides various financial and banking services to us (and to Marriott International prior to the Spin-Off), including acting as the lead bank in the syndicate of banks in our Revolving Corporate Credit Facility. Mr. Martinez is not an executive officer of JPMorgan and does not work in the business units of JPMorgan that provide services to us (or to Marriott International prior to the Spin-Off). In addition, payments that we (and Marriott International prior to the Spin-Off) made to or received from JPMorgan were less than two percent of JPMorgan’s consolidated gross annual revenues in each of the last three fiscal years.

The Board further considered that Mr. Gellein, Mr. Hutchison and Mr. Martinez are directors of charitable organizations that received contributions from us (or from Marriott International prior to the Spin-Off) and that, in each case, the contribution amounts were significantly less than two percent of the organization’s consolidated gross annual revenues in each of the last three fiscal years.

Item 14.	Principal Accounting Fees and Services

The following table presents aggregate fees billed for professional services rendered by our independent registered public accounting firm, Ernst & Young, LLP, for the audit of our annual financial statements for fiscal 2011 and fiscal 2010 and aggregate fees billed in fiscal 2011 and fiscal 2010 for audit-related services, tax services and all other services rendered by our independent registered public accounting firm. All of the fees for 2011 were approved or ratified by the Audit Committee; all of the fees for 2010 were approved by the Audit Committee of Marriott International’s Board of Directors.

	2011	2010
Audit Fees (1)	$4,073,087	$1,673,941
Audit-Related Fees (2)	81,698	152,661
Tax Fees (3)	6,800	7,893
All Other Fees	—	—

Total Fees	$4,161,585	$1,834,495

(1)	Principally fees for audits of our financial statements, reviews of our quarterly financial statements and related reports, reviews of registration statements and certain periodic reports filed with the SEC and fees for statutory audits of our international subsidiaries. Of such audit fees, approximately $986,400 and $1,181,300 in 2011 and 2010, respectively, represent an allocation of fees paid by our former parent company, Marriott International, to Ernst & Young for periods prior to the Spin-Off. In addition, $1,400,000 of the 2011 fees relates to Ernst & Young’s audit of our stand-alone financial statements for the three years ended December 31, 2010. Such services were performed during 2011 in conjunction with the Spin-Off.
(2)	Audit-Related Fees principally consist of fees paid in connection with special projects and agreed upon procedures.
(3)	Tax Fees principally consist of fees paid in connection with tax compliance services related to our international entities.

The Audit Committee’s Pre-Approval of Independent Auditor Fees and Services provides for pre-approval of all audit, audit related, tax and other permissible non-audit services provided by our principal independent auditor on an annual basis and additional services as needed. The Audit Committee has delegated authority to the Audit Committee Chair to pre-approve principal independent auditor services where we deem it necessary or advisable that such service commence prior to the next regularly scheduled meeting (provided that the Audit Committee Chair informs the Audit Committee of any such services and the estimated fees that were pre-approved at the next scheduled in-person meeting). During the period of 2011 following the Spin-Off, all such services were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)-(2) Financial Statements and Schedules

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report.

(a)(3) Exhibits

See “Index to Exhibits” beginning on page 109, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Report and identifies which of those exhibits are management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2012.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

By:	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Stephen P. Weisz, John E. Geller, Jr. and James H Hunter, IV, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

Principal Executive Officer:

/s/ Stephen P. Weisz
Stephen P. Weisz	President, Chief Executive Officer and Director

Principal Financial Officer:

/s/ John E. Geller, Jr.
John E. Geller, Jr.	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ Laurie A. Sullivan
Laurie A. Sullivan	Senior Vice President, Controller and Chief Accounting Officer

Directors:

/s/ William J. Shaw	/s/ Thomas J. Hutchison, III
William J. Shaw, Chairman	Thomas J. Hutchison, III, Director

/s/ Raymond L. Gellein, Jr.	/s/ Melquiades R. Martinez
Raymond L. Gellein, Jr., Director	Melquiades R. Martinez, Director

/s/ Deborah Marriott Harrison	/s/ William W. McCarten
Deborah Marriott Harrison, Director	William W. McCarten, Director

INDEX TO EXHIBITS

The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Marriott Vacations Worldwide Corporation, 6649 Westwood Blvd., Orlando, FL 32821, Attention: Corporate Secretary.

Exhibit No.	Description

2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on October 14, 2011).

10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.2	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.3	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.4	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.5	Marriott Rewards Affiliation Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.6	Non-Competition Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.7	Omnibus Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.8	Payroll Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.9	Human Resources and Internal Communications Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.10	Information Resources Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.11	Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on November 7, 2011).*

10.12	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.13	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.14	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.15	Form of Non-Employee Director Share Award Confirmation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.16	Form of Non-Employee Director Stock Appreciation Right Award Agreement.*

10.17	Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.18	Form of Participation Agreement for Change in Control Severance Plan – Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.19	Amended and Restated Indenture and Servicing Agreement, dated as of September 1, 2011, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on October 14, 2011).

10.20	Sale Agreement, dated as of September 1, 2011, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed on October 14, 2011).

10.21	Amendment No. 1 to Sale Agreement, dated as of September 1, 2011, among MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed on October 14, 2011).

10.22	$200,000,000 Credit Agreement, dated as of October 20, 2011, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. (“MORI”), JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions set forth in the agreement (the “Credit Agreement”) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on October 24, 2011).

10.23	First Amendment, dated as of November 17, 2011, among Marriott Vacations Worldwide Corporation, MORI, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions set forth therein (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.24	Waiver and Second Amendment, dated as of November 18, 2011, among Marriott Vacations Worldwide Corporation, MORI, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions set forth therein (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.25	Guarantee and Collateral Agreement, dated as of November 21, 2011, among Marriott Vacations Worldwide Corporation, MORI and certain of MORI’s subsidiaries, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

21.1	Subsidiaries of Marriott Vacations Worldwide Corporation.

23.1	Consent of Ernst & Young, LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Agreement relates to executive compensation.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) Statements of Income for the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010; (ii) the Balance Sheets at December 30, 2011 and December 31, 2010; (iii) Statements of Cash Flows for the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010; and (iv) Statements of Shareholders’ Equity for the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

INDEX TO FINANCIAL STATEMENTS

MARRIOTT VACATIONS WORLDWIDE CORPORATION

F–1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott Vacations Worldwide Corporation:

We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott Vacations Worldwide Corporation at December 30, 2011 and December 31, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2011 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its qualified special purpose entities associated with past securitization transactions as a result of the adoption of Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” and Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” effective January 2, 2010.

/s/ Ernst & Young LLP

Miami, Florida

March 21, 2012

F–2

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years 2011, 2010 and 2009

(In millions, except per share amounts)

	2011	2010	2009
REVENUES
Sales of vacation ownership products, net	$634	$635	$743
Resort management and other services	238	227	213
Financing	169	188	119
Rental	212	187	175
Other	29	29	34
Cost reimbursements	331	318	312

TOTAL REVENUES	1,613	1,584	1,596

EXPENSES
Cost of vacation ownership products	245	247	314
Marketing and sales	342	344	413
Resort management and other services	198	196	170
Financing and other	41	44	48
Rental	220	194	199
General and administrative	81	82	88
Interest	47	56	—
Restructuring	—	—	44
Royalty fee	4	—	—
Impairment	324	15	623
Cost reimbursements	331	318	312

TOTAL EXPENSES	1,833	1,496	2,211

Gains and other income	2	21	2
Equity in losses	—	(8)	(12)
Impairment reversals (charges) on equity investment	4	11	(138)

(LOSS) INCOME BEFORE INCOME TAXES	(214)	112	(763)
Benefit (provision) for income taxes	36	(45)	231

NET (LOSS) INCOME	(178)	67	(532)
Add: Net losses attributable to noncontrolling interests, net of tax	—	—	11

NET (LOSS) INCOME ATTRIBUTABLE TO MARRIOTT VACATIONS WORLDWIDE	$(178)	$67	$(521)

PER SHARE INFORMATION ATTRIBUTABLE TO MARRIOTT VACATIONS WORLDWIDE SHAREHOLDERS
Basic (loss) earnings per share attributable to Marriott Vacations Worldwide Shareholders	$(5.29)	$2.00	$(15.48)

Shares used in computing basic (loss) income per share	33.7	33.7	33.7

Diluted (loss) earnings per share attributable to Marriott Vacations Worldwide Shareholders	$(5.29)	$2.00	$(15.48)

Shares used in computing diluted (loss) income per share	33.7	33.7	33.7

See Notes to Consolidated Financial Statements

F–3

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

Fiscal Year-End 2011 and 2010

($ in millions, except per share amounts)

	2011	2010
ASSETS

Cash and cash equivalents	$110	$26
Restricted cash (including $42 and $45 from VIEs, respectively)	81	66
Accounts and contracts receivable	105	100
Notes receivable (including $910 and $1,029 from VIEs, respectively)	1,149	1,254
Inventory	959	1,412
Property and equipment	285	310
Deferred taxes	—	333
Other (including $6 and $7 from VIEs, respectively)	157	141

Total Assets	$2,846	$3,642

LIABILITIES AND EQUITY

Accounts payable	$145	$87
Advance deposits	46	48
Accrued liabilities	121	92
Deferred revenue	29	56
Payroll and benefits liability	55	72
Liability for Marriott Rewards loyalty program	225	220
Deferred compensation liability	47	64
Mandatorily redeemable preferred stock of consolidated subsidiary	40	—
Debt (including $847 and $1,017 from VIEs, respectively)	850	1,022
Other (including $2 and $4 from VIEs, respectively)	76	77
Deferred taxes	78	—

Total Liabilities	1,712	1,738

Contingencies and Commitments (Note 11)

Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued or outstanding at December 30, 2011	—	—
Common stock, $.01 par value; authorized 100,000,000 shares, 33,845,700 shares issued and outstanding at December 30, 2011	—	—
Divisional equity	—	1,876
Additional paid-in capital	1,117	—
Accumulated other comprehensive income	19	28
Retained deficit for the period subsequent to November 20, 2011	(2)	—

Total Equity	1,134	1,904

Total Liabilities and Equity	$2,846	$3,642

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Consolidated Financial Statements

F–4

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years 2011, 2010 and 2009

($ in millions)

	2011	2010	2009
OPERATING ACTIVITIES
Net (loss) income	$(178)	$67	$(532)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	33	35	42
Amortization of debt issuance costs	4	4	—
Provision for loan losses	37	51	12
Increase in fair value of retained interests in securitizations	—	—	(23)
Share-based compensation	11	10	10
Gain on disposal of property and equipment, net	(2)	(21)	(2)
Deferred income taxes	(57)	74	(214)
Equity method loss	—	8	12
Impairment charges	324	15	623
Impairment (reversals) charges on equity investment	(4)	(11)	138
Non-cash restructuring charges	—	—	44
Net change in assets and liabilities:
Accounts and contracts receivable	(3)	2	42
Notes receivable	66	95	253
Inventory	113	64	9
Other assets	(24)	2	(26)
Accounts payable, advance deposits and accrued liabilities	48	(19)	(93)
Liability for Marriott Rewards loyalty program	5	(35)	(6)
Deferred revenue	(28)	(2)	(12)
Payroll and benefit liabilities	(25)	16	(34)
Deferred compensation liability	1	3	8
Other liabilities	—	14	(72)
Other, net	—	7	2

Net cash provided by operating activities	321	379	181

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(15)	(24)	(28)
Note advances	—	—	(32)
Note collections	20	—	6
(Increase) decrease in restricted cash	(15)	17	6
Dispositions	19	46	1

Net cash provided by (used in) investing activities	9	39	(47)

FINANCING ACTIVITIES
Borrowings from securitization transactions	125	218	—
Repayment of debt related to securitizations	(295)	(323)	—
Borrowings on Revolving Corporate Credit Facility	1	—	—
Repayments on Revolving Corporate Credit Facility	(1)	—	—
Debt issuance costs	(10)	(3)	—
Repayment of third party debt	(2)	(52)	(28)
Net distribution to Marriott International	(64)	(264)	(100)

Net cash used in financing activities	(246)	(424)	(128)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	84	(6)	6
CASH AND CASH EQUIVALENTS, beginning of year	26	32	26

CASH AND CASH EQUIVALENTS, end of year	$110	$26	$32

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Non-cash settlement of transactions with Marriott International through equity	$478
Issuance of preferred stock to Marriott International	40
Equity distribution payable to Marriott International	(23)
Issuance of common stock for exercise of stock options	1

See Notes to Consolidated Financial Statements

F–5

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years 2011, 2010 and 2009

(In millions)

	Common Stock		Divisional	Additional Paid-In	Accumulated Other Comprehensive	Retained	Non- Controlling Interest,	Total
	Shares	Amount	Equity	Capital	Income (Loss)	Deficit	Net of Tax	Equity
Balance at year-end 2008	—	$—	$2,814	$—	$21	$—	$11	$2,846

Net loss	—	—	(521)	—	—	—	(11)	(532)
Currency translation adjustments	—	—	—	—	(1)	—	—	(1)

Comprehensive income (loss)	—	—	(521)	—	(1)	—	(11)	(533)
Net transfers to Parent	—	—	(90)	—	—	—	—	(90)

Balance at year-end 2009	—	—	2,203	—	20	—	—	2,223
Impact of adoption of ASU 2009-17(1)	—	—	(141)	—	—	—	—	(141)

Opening balance 2010	—	—	2,062	—	20	—	—	2,082

Net income	—	—	67	—	—	—	—	67
Currency translation adjustments	—	—	—	—	8	—	—	8

Comprehensive income (loss)	—	—	67	—	8	—	—	75
Net transfers to Parent	—	—	(253)	—	—	—	—	(253)

Balance at year-end 2010	—	—	1,876	—	28	—	—	1,904
Net (loss) income	—	—	(176)	—	—	(2)	—	(178)
Currency translation adjustments	—	—	—	—	(9)	—	—	(9)

Comprehensive income (loss)	—	—	(176)	—	(9)	(2)	—	(187)
Issuance of common stock	34	—	—	1	—	—	—	1
Amounts related to equity-based compensation	—	—	—	3	—	—	—	3
Reclassification of Parent Company investment to additional paid-in capital(2)	—	—	(1,113)	1,113	—	—	—	—
Net distribution to Marriott International	—	—	(587)	—	—	—	—	(587)

Balance at year-end 2011	34	$—	$—	$1,117	$19	$(2)	$—	$1,134

(1)	The abbreviation ASC means Accounting Standards Codification, and the abbreviation ASU means Accounting Standards Update.
(2)	Upon the effective date of the Spin-Off, Marriott Vacations Worldwide’s Divisional Equity was reclassified and allocated between common stock and additional paid-in capital based on the number of shares of Marriott Vacations Worldwide common stock issued and outstanding.

See Notes to Consolidated Financial Statements

F–6

MARRIOTT VACATIONS WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

Marriott Vacations Worldwide Corporation (“Marriott Vacations Worldwide,” “we” or “us,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity) is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive global developer, marketer and seller of vacation ownership and related products under the Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under the Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton”), a subsidiary of Marriott International, Inc. (“Marriott International”) generally provides on-site management for Ritz-Carlton branded properties.

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

Our Spin-Off from Marriott International, Inc.

On October 25, 2011, the board of directors of Marriott International approved the spin-off of its vacation ownership division into an independent public company, Marriott Vacations Worldwide, through the distribution of 100 percent of the outstanding shares of Marriott Vacations Worldwide common stock to the shareholders of Marriott International (the “Spin-Off”). On November 21, 2011, the Spin-Off of Marriott Vacations Worldwide was completed pursuant to a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) between Marriott Vacations Worldwide and Marriott International.

Prior to the Spin-Off, Marriott International completed an internal reorganization to contribute its non-U.S. and U.S. subsidiaries that conducted its vacation ownership business to Marriott Vacations Worldwide, a newly formed wholly owned subsidiary of Marriott International; the contributed subsidiaries included Marriott Ownership Resorts, Inc., which does business under the name Marriott Vacation Club International and is now our wholly owned subsidiary. The distribution of Marriott Vacations Worldwide common stock was made on November 21, 2011, with Marriott International shareholders receiving one share of Marriott Vacations Worldwide common stock for every ten shares of Marriott International common stock held as of the close of business Eastern time on the record date of November 10, 2011. Fractional shares of Marriott Vacations Worldwide common stock were not distributed; any fractional share of Marriott Vacations Worldwide common stock otherwise issuable to a Marriott International shareholder was sold in the open market on such shareholder’s behalf, with such shareholders receiving a cash payment in lieu of such fractional share.

In connection with the Spin-Off, we entered into the Separation and Distribution Agreement and several other agreements which govern the ongoing relationship between Marriott Vacations Worldwide and Marriott International. See Footnote No. 21 “Related Party Transactions,” for further information on the ongoing relationship with Marriott International.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include 100 percent of the assets, liabilities, revenues, expenses and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities for which Marriott Vacations Worldwide is the primary beneficiary in accordance with the consolidation accounting guidance. Through the date of the Spin-Off, these financial statements present the historical consolidated results of operations, financial position and cash flows of the Marriott Vacations Worldwide business that now comprises our operations. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Through the date of the Spin-Off, the consolidated financial statements presented herein, and discussed below, were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Marriott International. These consolidated financial statements were prepared as if the reorganization described under “Our Spin-Off from Marriott International, Inc.” above had taken place as of the earliest period presented. The consolidated financial statements reflect our historical financial position, results of operations and cash flows as we have historically operated, in conformity with United States Generally Accepted Accounting Principles (“GAAP”). All significant intracompany transactions and accounts within these Consolidated Financial Statements have been eliminated.

F–7

Prior to the Spin-Off, Marriott Vacations Worldwide was a subsidiary of Marriott International. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly traded company during all of the periods presented.

Our fiscal year ends on the Friday nearest to December 31. The fiscal years in the following table have 52 weeks. Unless otherwise specified, each reference to a particular year in these financial statements means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date
2011	December 30, 2011
2010	December 31, 2010
2009	January 1, 2010

We refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our Consolidated Statements of Cash Flows as our “Cash Flows” and (v) Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”), which we adopted on the first day of the 2010 fiscal year, as the new “Consolidation Standard.”

In accordance with the guidance for noncontrolling interests in consolidated financial statements, references in these Financial Statements to net income (loss) and Divisional Equity do not include noncontrolling interests (previously known as minority interests), which we report separately.

All significant transactions between us and Marriott International have been included in these Financial Statements. The total net effect of the settlement of these intercompany transactions prior to the Spin-Off is reflected in the Cash Flows as a financing activity and in the Balance Sheets as Divisional Equity. In connection with the Spin-Off, we completed certain transactions with Marriott International related to our separation from Marriott International, which resulted in a net reduction to our equity of approximately $500 million. These transactions primarily consisted of the reversal of our deferred tax assets, which were retained by Marriott International following the Spin-Off, and establishment of deferred tax liabilities. Retained earnings represents the results of operations subsequent to November 20, 2011.

Through the date of the Spin-Off our Financial Statements include costs for services provided by Marriott International including, but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect a reasonable allocation to us of the actual costs incurred to perform these services. Marriott International allocated indirect general and administrative costs to us for certain functions provided by Marriott International. The services provided to us included, but were not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support, which were allocated to us primarily on the basis of our proportion of Marriott International’s overall revenue. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. Following the Spin-Off, we perform these functions using our own resources or purchased services from either Marriott International or third parties. For an interim period some of these functions will continue to be provided by Marriott International under Transition Services Agreements (“TSAs”). In addition to the TSAs, we entered into a number of commercial agreements with Marriott International in connection with the Spin-Off, many of which have terms longer than one year. These agreements may not have existed prior to the Spin-Off, or may be on different terms than the terms of agreements that existed prior to Spin-Off. Refer to Footnote No. 21, “Related Party Transactions,” for further discussion related to agreements entered into effective as of the Spin-Off.

Marriott International uses a centralized approach to U.S. domestic cash management and financing of its operations. Prior to the Spin-Off, the majority of our domestic cash was transferred to Marriott International daily and Marriott International funded our operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Marriott International at the corporate level were not allocated to us for any of the periods prior to the Spin-Off presented. Prior to the Spin-Off, cash and cash equivalents in our Balance Sheets primarily represented cash held locally by international entities included in our Financial Statements. We reflected transfers of cash to and from Marriott International’s

F–8

domestic cash management system as a component of Divisional Equity on the Balance Sheets. We included debt incurred from our limited direct financing and historical notes receivable securitizations on our Balance Sheets, as this debt is specific to our business. Marriott International did not allocate a portion of its external senior debt interest cost to us since none of the external senior debt recorded by Marriott International was directly related to our business. We also did not include any interest expense for cash advances from Marriott International since historically Marriott International did not allocate any interest expense related to intercompany advances to any of the historical Marriott International divisions.

Marriott International maintains self-insurance programs at a corporate level. Marriott International allocated a portion of expenses associated with these programs to us as part of the historical costs for services Marriott International provided. In connection with the Spin-Off, Marriott International did not allocate any portion of the related reserves as these reserves represent obligations of Marriott International which are not transferable. See Footnote No. 21, “Related Party Transactions,” for further description of our transactions with Marriott International.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, inventory valuation, property and equipment valuation, loan loss reserves, valuation of investments in ventures, residual interests valuation, Marriott Rewards customer loyalty program liabilities, equity-based compensation, income taxes, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

Restatement of Prior Year Cash Flow Activity Classification

While preparing our Cash Flows for the year ended December 30, 2011, we discovered errors in the presentation of certain items within our prior periods. Consequently, we have restated the accompanying Cash Flows for the years ended December 31, 2010 and January 1, 2010, appearing herein, from amounts previously reported to correct the prior period misstatements for these classification errors. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are immaterial to our individual prior period Financial Statements.

The tables below summarize the effect of the restatement of the previously reported Cash Flow activities for the years ended December 31, 2010 and January 1, 2010.

($ in millions)	For the Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Share-based compensation	$—	$10	$10
All other, including working capital changes	45	(14)	31
Net cash provided by operating activities	$383	$(4)	$379

INVESTING ACTIVITIES
Other	$(1)	$1	$—
Decrease in restricted cash	—	17	17
Net cash provided by investing activities	$21	$17	$39

FINANCING ACTIVITIES
Debt issuance costs	$—	$(3)	$(3)
Net distribution to Marriott International	(253)	(11)	(264)
Net cash provided by investing activities	$(410)	$(14)	$(424)

F–9

($ in millions)	For the Year Ended January 1, 2010
	As Previously Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Share-based compensation	$—	$10	$10
All other, including working capital changes	7	(6)	1
Net cash provided by operating activities	$177	$4	$181

INVESTING ACTIVITIES
Note advances	$—	$(32)	$(32)
Note collections	—	6	6
Decrease in restricted cash	—	6	6
Net cash provided by investing activities	$(27)	$(20)	$(47)

FINANCING ACTIVITIES
Note advances	$(32)	$32	$—
Note collections	6	(6)	—
Net distribution to Marriott International	(90)	(10)	(100)
Net cash provided by investing activities	$(144)	$16	$(128)

We have also reclassified certain prior year amounts to conform to our 2011 presentation.

Adoption of New Accounting Standard Resulting in Consolidation of Special Purpose Entities

On January 2, 2010, the first day of our 2010 fiscal year, we adopted the new Consolidation Standard.

We use certain bankruptcy remote special purpose entities to securitize notes receivable originated with the sale of vacation ownership products, which prior to our adoption of the new Consolidation Standard were treated as off-balance sheet entities. We retain the servicing rights and varying subordinated interests (“residual interests”) in the securitized notes receivable. Pursuant to GAAP in effect prior to 2010, we did not consolidate these special purpose entities in our Financial Statements because the notes receivable securitization transactions were executed through qualified special purpose entities and qualified as sales of financial assets. As a result of adopting the new Consolidation Standard on the first day of 2010, we consolidated 13 existing qualifying special purpose entities associated with past notes receivable securitization transactions.

We recorded the cumulative effect of adopting this standard in 2010. This consisted primarily of re-establishing the notes receivable (net of reserves) that we had transferred to special purpose entities as a result of the notes receivable securitization transactions, eliminating residual interests that we initially recorded in connection with those transactions (and subsequently revalued on a periodic basis), the impact of recording debt obligations associated with third-party interests held in the special purpose entities, and related adjustments to inventory balances accounted for using the relative sales value method. Through application of the relative sales value method, we adjusted the projected revenues to include anticipated future revenue from the resale of inventory that we expect to reacquire when we foreclose on defaulted notes receivable, thus reducing the inventory balance.

F–10

Adopting the new Consolidation Standard had the following after-tax impact on our Balance Sheet at January 2, 2010:

($ in millions)	Implementation Impact
Assets
Restricted cash	$49
Notes receivable	986
Inventory	100
Retained interests in notes receivable securitized	(267)
Other	107

Total Assets	$975

Liabilities
Accounts payable	$5
Debt	(1,121)

Total Liabilities	(1,116)
Divisional Equity, net of tax	141

Total Liabilities and Divisional Equity	$(975)

Adopting the new Consolidation Standard also impacted our 2011 and 2010 Statements of Operations when compared to 2009 by increasing interest income (reflected in Financing revenues) from securitized notes receivable and increasing interest expense from consolidation of debt obligations, partially offset by the absence of accretion income on eliminated residual interests and gain on notes receivable that were ultimately securitized. We do not expect to recognize gains or losses from future securitizations of our notes receivable as a result of adopting this standard. The impact to our Cash Flows at January 2, 2010, as a result of adopting this standard was insignificant as the associated increases in assets and liabilities were primarily non-cash.

Revenue Recognition

Sales of Vacation Ownership Products

We market and sell real estate and in substance real estate in our four segments. Real estate and in substance real estate include deeded vacation ownership products, deeded beneficial interests, rights to use real estate, and other interests in trusts that solely hold real estate and deeded whole ownership units in residential buildings. Within the Luxury segment, we also market and sell residential stand-alone structures at certain properties on a limited basis.

Our sales of vacation ownership products may be made for cash or we may provide financing. We generally do not provide financing on sales of whole ownership products. Except for revenue from the sale of residential stand-alone structures, which we recognize upon transfer of title to a third party, we recognize revenue when all of the following exist or are true: the customer has executed a binding sales contract, the statutory rescission period has expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), we have deemed the receivable collectible and the remainder of our obligations are substantially completed. In addition, before we recognize any revenues, the purchaser must have met the initial investment criteria and, as applicable, the continuing investment criteria. A purchaser has met the initial investment criteria when we receive a minimum downpayment. In accordance with the guidance for accounting for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where we provide financing to the purchaser, the purchaser must be obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment.

If construction of the purchased vacation ownership product is not complete, we apply the percentage-of-completion (“POC”) method of accounting provided that the preliminary construction stage is complete and that a minimum sales level has been met (to ensure that the property will not revert to a rental property). We deem the preliminary stage of development to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. We determine completion percentage by comparing the proportion of inventory costs incurred to total estimated costs. We base these estimated costs on our historical experience, market conditions and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.

F–11

Resort Management and Other Services Revenues

Resort management and other services revenues consist primarily of ancillary revenues and management fees. Ancillary revenues consist of goods and services that are sold or provided by us at restaurants, golf courses and other retail and service outlets located at developed resorts. We recognize ancillary revenue when goods have been provided and/or services have been rendered.

We provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance and certain accounting and administrative services for property owners’ associations. We receive compensation for such management services which is generally based on either a percentage of total costs to operate such resorts or a fixed fee arrangement. We recognize revenues when earned in accordance with the terms of the contract and record them as a component of Resort management and other services revenues on our Statements of Operations. Management fee revenues were $63 million, $60 million and $56 million during 2011, 2010 and 2009, respectively.

Financing Revenues

We offer consumer financing as an option to qualifying customers purchasing vacation ownership products, which is typically collateralized by the underlying vacation ownership products. We recognize interest income on an accrual basis. The contractual terms of the financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the vacation ownership product being financed, which is generally ten years. Generally, payments commence under the financing contracts 30 to 60 days after closing and upon receipt of a minimum downpayment of 10 percent. We record an estimate of uncollectible amounts at the time of the sale with a charge to the provision for loan losses, which we classify as a reduction of Sales of vacation ownership products on our Statements of Operations. Revisions to estimates of uncollectible amounts also impact the provision for loan losses and can increase or decrease revenue. We earn interest income from the financing arrangements on the principal balance outstanding over the life of the arrangement and record that interest income in Financing revenues on our Statements of Operations.

Rental Revenues

We record rental revenues when occupancy has occurred or, in the case of unused prepaid rentals, upon forfeiture.

Fee Revenues

Both Financing revenues and Resort management and other services revenues include additional fees for services we provide to our property owners’ associations, as well as certain annual and transaction based fees we charge to owners and other third parties for services. We recognize fee revenues when services have been rendered. Fee revenues included in Financing revenues were $7 million in 2011, $7 million in 2010 and $8 million in 2009, as reflected on our Statements of Operations. Fee revenues included in Resort management and other services revenues were $17 million in 2011, $10 million in 2010 and $5 million in 2009, as reflected on our Statements of Operations.

Cost Reimbursements

Cost reimbursements include direct and indirect costs that property owners’ associations and joint ventures reimbursed to us. In accordance with the accounting guidance for gross versus net presentation, we record these revenues on a gross basis. These costs primarily consist of payroll and payroll-related costs for management of the property owners’ associations and other services we provide where we are the employer. We recognize cost reimbursements when we incur the related reimbursable costs. Cost reimbursements are based upon actual expenses with no added margin.

Multiple-Element Transactions

From time to time, we enter into transactions involving multiple elements. We analyze contracts with multiple elements under the accounting guidance for revenue recognition in multiple-element arrangements. If we enter into transactions for the sale of multiple products or services, we evaluate whether the delivered elements have value to the customer on a stand-alone basis, and whether there is objective and reliable evidence of fair value for each undelivered element in the transaction. If these criteria are met, then we account for each deliverable in the transaction separately. We generally recognize revenue for undelivered elements on a straight-line basis over the contractual performance period for time-based elements or upon delivery to the customer. If we are unable to determine the fair value of one or more undelivered elements in the transaction, we recognize the revenue on a straight-line basis over the period in which the last deliverable is provided to the customer.

Multiple-element transactions require judgment to determine the selling price or fair value of the different elements. The judgments impact the amount of revenue and expenses recognized over the term of the contract, as well as the period in which they are recognized.

F–12

Inventory

Our inventory consists of completed vacation ownership products, vacation ownership products under construction and land held for future vacation ownership product development. We carry our inventory at the lower of (1) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes plus other costs incurred during construction, or (2) estimated fair value, less costs to sell, which can result in impairment charges and/or recoveries of previous impairments.

We account for vacation ownership inventory and cost of vacation ownership products in accordance with time-sharing accounting standards, which define a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to time-sharing accounting standards, we do not reduce inventory for cost of vacation ownership products related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups which are recorded in Cost of vacation ownership product expenses on the Statements of Operations to retrospectively adjust the margin previously recorded subject to those estimates. For 2011, 2010 and 2009, real estate true-ups relating to vacation ownership products increased carrying values of inventory by $2 million, $6 million and $11 million, respectively.

For residential real estate projects, we allocate costs to individual residences in the projects based on the relative estimated sales value of each residence in accordance with ASC 970, “Real Estate—General,” which defines the accounting for costs of real estate projects. Under this method, we reduce the allocated cost of a unit from inventory and recognize that cost as cost of sales when we recognize the related sale. Changes in estimates within the relative sales value calculations for residential products (similar to condominiums) are accounted for as prospective adjustments to cost of vacation ownership products.

Capitalization of Costs

We capitalize interest and certain salaries and related costs incurred in connection with the following: (1) development and construction of sales centers; (2) internally developed software; and (3) development and construction projects for our real estate inventory. We capitalize interest expense and costs clearly associated with the acquisition, development and construction of a real estate project when it is probable that we will acquire a property or an option to acquire a property. We capitalize salary and related costs only to the extent they directly relate to the project. We capitalize taxes and insurance costs when activities that are necessary to get the property ready for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete (e.g., typically three months after a project phase receives a certificate of occupancy). Capitalized salaries and related costs totaled $11 million, $19 million and $28 million for 2011, 2010 and 2009, respectively.

Defined Contribution Plan

Marriott International administers and maintains a defined contribution plan for the benefit of all Marriott International employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. Our employees participated in Marriott International’s plan prior to the Spin-Off. Subsequent to the Spin-Off, our employees are no longer eligible to participate in Marriott International’s defined contribution plan, and we established a comparable defined contribution plan. We recognized compensation expense (net of cost reimbursements from property owners’ associations) for our participating employees totaling $6 million in 2011, $6 million in 2010 and $8 million in 2009. Of the $6 million compensation expense we recognized in 2011, $5 million was recognized prior to the Spin-Off and was associated with the Marriott International defined contribution plan and $1 million was recognized subsequent to the Spin-Off and was associated with our newly established defined contribution plan.

Property and Equipment

Property and equipment includes our sales centers, golf courses, information technology and other assets used in the normal course of business, as well as land parcels that are not part of our approved development plan. We record property and equipment at cost, including interest and real estate taxes incurred during active development. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and decorative items and signage. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to forty years), and we amortize leasehold improvements over the shorter of the asset life or lease term.

F–13

Marriott Rewards Customer Loyalty Program

We participate in the Marriott Rewards customer loyalty program and we offer Marriott Reward points, or “points,” as incentives to purchase vacation ownership products and/or through exchange and other activities. Marriott International maintains and administers this program and points cannot be redeemed for cash.

Our liability represents the net present value of future cash outlays that we are obligated to pay Marriott International based on actual point redemptions. We base the carrying value of this liability on a statistical model that projects the dollar value and timing of future point redemptions. The most significant estimates involve the future cost of each 1,000 redeemed points, the breakage for points that will never be redeemed, and the pace at which points are redeemed. We base our estimates for these items on our historical experience, current trends and other considerations. Actual results could differ from our projections so the actual discounted future cash outlays associated with our Marriott Rewards customer loyalty liability could differ from the amounts currently recorded.

In conjunction with the Spin-Off, we entered into a Marriott Rewards Affiliation Agreement with Marriott International and its subsidiary, Marriott Rewards, LLC. Under this agreement, we are able to continue to participate in the Marriott Rewards customer loyalty program, including the ability to issue and use Marriott Rewards Points in our business following the Spin-Off. Subsequent to the Spin-Off, our liability represents the amount that we are obligated to pay to Marriott International based on future redemptions. These future redemptions consist of actual redemptions incurred during years 2012 to 2015, with a final lump sum payment in 2016. The lump sum payment represents an estimate of the present value of anticipated future redemptions of any remaining Marriott Reward points issued in connection with our business prior to 2012. Effective beginning fiscal year 2012, we will generally pay Marriott International for Marriott Reward Points upon issuance.

The associated expense is classified in the Statements of Operations based on the source of the expense and related revenue stream. See Footnote No. 14, “Other Liabilities,” and Footnote No. 21, “Related Party Transactions,” for more information.

Guarantees

We record a liability for the fair value of a guarantee on the date we issue or modify the guarantee. The offsetting entry depends on the circumstances in which the guarantee was issued. Funding under the guarantee reduces the recorded liability. On a quarterly basis, we evaluate all material estimated liabilities based on the operating results and the terms of the guarantee. If we conclude that it is probable that we will be required to fund a greater amount than previously estimated, we will record a loss.

Cash and Cash Equivalents

We consider all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash primarily consists of cash held in a reserve account related to notes receivable securitizations; cash collected for maintenance fees to be remitted to property owners’ associations; and deposits received, primarily associated with vacation ownership products and residential sales that are held in escrow until the associated contract has closed or the period in which it can be rescinded has passed, depending on legal requirements.

Accounts and Contracts Receivable

Accounts and contracts receivable are presented net of allowances of $2 million and $1 million at year-end 2011 and 2010, respectively.

Loan Loss Reserves

Vacation Ownership Notes Receivable

We record an estimate of expected uncollectibility on all notes receivable from vacation ownership purchasers as a reduction of revenues from the sales of vacation ownership products at the time we recognize profit on a vacation ownership product sale. We fully reserve for all defaulted notes receivable in addition to recording a reserve on the estimated uncollectible portion of the remaining notes receivable. For those notes receivable not in default, we assess collectability based on pools of notes receivable because we hold large numbers of homogeneous vacation ownership notes receivable. We use the same criteria to estimate uncollectibility for non-securitized notes receivable and securitized notes receivable because they perform similarly. We estimate uncollectibility for each pool based on historical activity for similar vacation ownership notes receivable.

F–14

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when notes receivable are less than 90 days past due. We do not accept payments for notes receivable during the foreclosure process unless the amount is sufficient to pay all principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or in Europe and Asia Pacific, when revocation is complete. At year-end 2011, we estimated an average remaining default rate of 7.71 percent for both non-securitized and securitized vacation ownership notes receivable. An increase of 0.5 percent in the estimated default rate would have resulted in an increase in our allowance for credit losses of $6 million.

For additional information on our notes receivable, including information on the related reserves, see Footnote No. 4, “Notes Receivable.”

Other Loans Receivable

On a regular basis, we individually assess other loans receivable for impairment. We use internally generated cash flow projections to determine if we expect the notes receivable will be repaid according to the terms of the loan agreements. If we conclude that it is probable that a loan will not be repaid in accordance with the loan agreement, we consider the loan impaired and begin recognizing interest income on a cash basis. To measure impairment, we calculate the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. If the present value or the estimated value of collateral is less than the carrying value of the note receivable, we establish a specific impairment reserve for the difference.

It is our policy to charge off notes receivable that we believe will likely not be collected based on financial or other business indicators, including our historical experience, in the quarter in which we deem the note receivable to be uncollectible.

Costs Incurred to Sell Vacation Ownership Products

We charge the majority of marketing and sales costs we incur to sell vacation ownership products to expense when incurred. Deferred marketing and selling expenses, which are direct marketing and selling costs related either to an unclosed contract or a contract for which 100 percent of revenue has not yet been recognized, were $3 million at year-end 2011 and $6 million at year-end 2010 and are included in the accompanying Balance Sheets in the Other caption within Assets.

Valuation of Property and Equipment

Property and equipment includes our sales centers, golf courses, information technology and other assets used in the normal course of business, as well as land parcels that are not part of an approved development plan and do not meet the criteria to be classified as held for sale. We test long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, and significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and we expect the plan will be completed within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life. Refer to Footnote No. 10, “Property and Equipment,” for additional information.

For information on impairment losses that we recorded associated with long-lived assets, see Footnote No. 19, “Impairment Charges.”

Investments

We consolidate entities that we control. We account for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If we do not exercise significant influence, we account for the investment using the cost method of accounting. We account for investments in limited partnerships and limited liability companies using the equity method of accounting when we own more than a minimal investment. Our ownership interest in these equity method investments generally varies from 34 percent to 50 percent.

F–15

Valuation of Investments in Ventures

We evaluate an investment in a venture for impairment when circumstances indicate that the carrying value may not be recoverable due to loan defaults, significant under-performance relative to historical or projected performance, significant negative industry or economic trends, or otherwise.

We impair investments we have accounted for using the equity and cost methods of accounting when we determine that the venture has had an “other than temporary” decline in its estimated fair value as compared to its carrying value. Additionally, a change in business plans or strategies of a venture could cause us to evaluate the recoverability for the individual long-lived assets in the venture and possibly the venture itself.

We calculate the estimated fair value of an investment in a venture using the income approach. We use internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

For information regarding impairment losses that we recorded associated with investments in ventures, see Footnote No. 20, “Significant Investments.”

Fair Value Measurements

We have various financial instruments we must measure at fair value on a recurring basis, including certain marketable securities and derivatives. See Footnote No. 5, “Fair Value Measurements,” for further information. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets and liabilities.

The applicable accounting standards define fair value as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure fair value of our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 includes unobservable inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

Residual Interests

We periodically securitize notes receivable that we originate from the sale of vacation ownership products. We continue to service those notes receivable after securitization, transfer all proceeds collected to special purpose entities and retain servicing assets and other interests in the notes receivable. Before we adopted the new Consolidation Standard, we accounted for these residual interests as trading securities under the then-applicable standards for accounting for certain investments in debt and equity securities. At the dates of the notes receivable securitizations and at the end of each reporting period, we estimated the fair value of our residual interests using a Level 3 discounted cash flow model.

We historically measured our servicing assets using the fair value method. Under the fair value method, we carried servicing assets on the Balance Sheets at fair value and reported the changes in fair value, primarily due to changes in valuation inputs and assumptions and the collection or realization of expected cash flows, in the Financing revenues caption on our Statements of Operations in the period in which the change occurred.

As a result of our 2010 adoption of the new Consolidation Standard, we eliminated residual interests from our Balance Sheet. See the “Adoption of New Accounting Standard Resulting in Consolidation of Special Purpose Entities” caption of this footnote, Footnote No. 3, “Asset Securitizations,” and Footnote No. 5, “Fair Value Measurements,” for additional information.

F–16

Derivative Instruments

Prior to the Spin-Off, we used derivative instruments, entered into on our behalf by Marriott International, to reduce market risk due to changes in interest rates and currency exchange rates. Marriott International managed our exposure to these risks by monitoring available financing alternatives, as well as through development and application of credit granting policies. Marriott International also used derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, fair value hedges, and other derivative instruments, as part of Marriott International’s overall strategy to manage our exposure to market risks. As a matter of policy, Marriott International only entered into transactions that Marriott International believed would be highly effective at offsetting the underlying risk and did not use derivatives for trading or speculative purposes.

At the time of the Spin-Off, only interest rate derivatives entered into as a condition of the Warehouse Credit Facility (as defined below) were outstanding. Subsequent to the Spin-Off and through December 30, 2011, we have not entered into any derivative instruments or hedges.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determines how the change in fair value of the derivative instrument is recorded in our Financial Statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative to be highly effective in offsetting the underlying hedged cash flows or fair value and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment in non-U.S. operations hedge based on the exposure we are hedging. The asset or liability value of the derivative will change in tandem with its fair value. For the effective portion of qualifying hedges, we record changes in fair value in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings.

For the purposes of our Financial Statements, prior to the Spin-Off we were allocated hedges related to our business that Marriott International transacted. Then, we marked-to-market the gains and losses on the allocated hedges, recorded the effective portion in OCI, and included the ineffective portion in Financing revenues within our Statements of Operations. For cash flow hedges specific to our business, we have recorded changes in fair value in OCI. We release the derivative’s gain or loss from OCI to match the timing of the underlying hedge items’ effect on earnings.

Non-U.S. Operations

The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entities operating outside of the United States is generally the currency of the economic environment in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate Statement of Operations accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of equity. We report gains and losses from currency exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, currently in operating costs and expenses.

Legal Contingencies

We are subject to various legal proceedings and claims in the normal course of business, the outcomes of which are subject to significant uncertainty. We record an accrual for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations we evaluate, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to make a reasonable estimate of the loss. We review these accruals each reporting period and make revisions based on changes in facts and circumstances.

Share-Based Compensation Costs

Prior to the Spin-Off, certain of our employees participated in the Marriott International, Inc. Stock and Cash Incentive Plan (“Marriott International Stock Plan”). Marriott International compensated employees by issuing stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) to them under the Marriott International Stock Plan. In conjunction with the Spin-Off, we established the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (“Marriott Vacations Worldwide Stock Plan”) in order to continue compensating our employees and directors by issuing stock options, SARs and RSUs to them under this plan. For the period from November 21, 2011 through December 30, 2011, our Statement of Operations includes expenses related to our employees’ participation in both the Marriott Vacations Worldwide Stock Plan and the Marriott International Stock Plan. For the period from January 1, 2011 through November 20, 2011 and the fiscal years ended 2010 and 2009, our Statements of Operations include expenses related to our employees’ participation in the Marriott International Stock Plan.

F–17

We follow the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that a company measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, share-based awards granted to our employees vest ratably over a four-year period, and we recognize the expense associated with these awards in our Statements of Operations on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. We measure the amount of compensation expense for share-based awards based on the fair value of the awards as of the date that the share-based awards are granted and adjust that expense to the estimated number of awards that we expect will vest. We generally determine the fair value of stock options and SARs using the Black-Scholes option valuation model which incorporates assumptions about expected volatility, risk free interest rate, dividend yield and expected term. The fair value of RSUs represents the number of awards granted multiplied by the average of the high and low market price of our common stock on the date the awards are granted. For awards granted after 2005, we recognize compensation cost for share-based awards ratably over the vesting period. See Footnote No. 16, “Share-Based Compensation,” for more information.

Advertising Costs

We expensed advertising costs as incurred of $3 million, $3 million and $4 million in 2011, 2010 and 2009, respectively. These costs are included in the Marketing and sales expense caption on our Statements of Operations.

Income Taxes

Prior to the Spin-Off from Marriott International, we did not file separate tax returns as we were included in the consolidated tax filings of other Marriott International entities within the respective entity’s tax jurisdiction. We have calculated the income tax provision included in these Financial Statements based on a separate return methodology, as if the entities were separate taxpayers in the respective jurisdictions. As a result, our deferred tax balances and effective tax rate as a stand-alone entity will likely differ significantly from those recognized historically. We will file our own consolidated U.S. federal and state income tax returns for the period subsequent to the Spin-Off, November 21, 2011 through December 30, 2011, and any required filings for non-U.S. jurisdictions based on the applicable tax year in each jurisdiction.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Changes in existing tax laws and rates, their related interpretations, and the uncertainty generated by the current economic environment may affect the amounts of deferred tax liabilities or the valuations of deferred tax assets over time. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which impacts the provision for income taxes.

For tax positions we have taken, or expect to take, in a tax return we apply a more likely than not threshold, under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold.

Prior to Spin-Off, we did not maintain taxes payable to or from Marriott International and the annual current tax balances will be settled in accordance with the Tax Sharing and Indemnification Agreement that we entered into on November 17, 2011 with Marriott International. These deemed settlements are reflected as changes in Shareholder’s Equity.

For information about income taxes and deferred tax assets and liabilities, see Footnote No. 2, “Income Taxes.”

Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is

F–18

calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income (loss) per common share by application of the treasury stock methods. For 2011, basic weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period prior to the Spin-Off, plus the weighted average of such shares outstanding following the Spin-Off date through year-end 2011. For 2010 and 2009, basic and diluted weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period.

New Accounting Standards

New Transfers of Financial Assets and Consolidation Standards

On the first day of 2010, we adopted ASU No. 2009-16, which amended Topic 860, “Transfers and Servicing,” by: (1) eliminating the concept of a qualifying special-purpose entity (“QSPE”); (2) clarifying and amending the criteria for a transfer to be accounted for as a sale; (3) amending and clarifying the unit of account eligible for sale accounting; and (4) requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. In addition, this topic required us to evaluate entities for consolidation that had been treated as QSPEs under previous accounting guidance. The topic also mandated that we supplement our disclosures about, among other things, our continuing involvement with transfers of financial assets we previously accounted for as sales, the inherent risks in our retained financial assets, and the nature and financial effect of restrictions on the assets that we continue to report in our Balance Sheets.

As previously discussed herein, we also adopted the new Consolidation Standard, ASU No. 2009-17, on the first day of 2010.

Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”) – Provisions Effective in the 2011 First Quarter

Certain provisions of ASU No. 2010-06 became effective during our first quarter 2011. Those provisions, which amended Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall,” require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the prior aggregate presentation as a single line item. The adoption did not have a material impact on our Financial Statements or disclosures.

Future Adoption of Accounting Standards

Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for us will be our first quarter of 2012. We do not believe the adoption of this update will have a material impact on our Financial Statements.

Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) and Accounting Standards Update No. 2011-12 – “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU No. 2011-12”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-12 defers until further notice ASU No. 2011-05’s requirement that items

F–19

that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and both ASU No. 2011-05 and ASU No. 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (which for us will be our first quarter of 2012), with early adoption permitted. We believe the adoption of these updates will change the order in which certain financial statements are presented and will provide additional detail on those financial statements when applicable, but will not have any substantive impact on our Financial Statements.

2. INCOME TAXES

Prior to the Spin-Off, our operating results were included in Marriott International’s combined U.S. federal and state income tax returns, as well as included in many of Marriott International’s tax filings for non-U.S. jurisdictions. Subsequent to the Spin-Off, Marriott Vacations Worldwide will file its own U.S. consolidated federal and state tax returns, as well as separate tax filings for non-U.S. jurisdictions. We have determined our provision for income taxes and our contribution to Marriott International’s tax losses and tax credits on a separate return basis and included each in these Financial Statements. Our separate return basis tax loss and tax credit carry backs may not reflect the tax positions taken or to be taken by Marriott International for tax losses occurring prior to the Spin-Off. In many cases tax losses and tax credits generated by us have been available for use by Marriott International and will largely continue to be available to Marriott International after the Spin-Off.

On November 21, 2011, we entered into a Tax Sharing and Indemnification Agreement with Marriott International (the “Tax Sharing and Indemnification Agreement”), which governs the methodology for allocating responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide and each will indemnify and hold harmless the other from and against the taxes so allocated.

In addition, under the Tax Sharing and Indemnification Agreement, Marriott International is allocated the responsibility and payment of taxes for taxable income prior to Spin-Off and we are allocated the responsibility and payment of taxes for taxable income subsequent to Spin-Off.

The (loss)/income before provision of income taxes by geographic region is as follows:

($ in millions)	2011	2010	2009
United States	$(129)	$88	$(560)
Non-U.S. jurisdictions.	(85)	24	(203)

	$(214)	$112	$(763)

Our current tax provision does not reflect the benefits (costs) attributable to us for the exercise or vesting of employee share-based awards of less than $1 million in 2011, $3 million in 2010, and ($1) million in 2009.

Our benefit from (provision for) income taxes consists of:

($ in millions)	2011	2010	2009
Current - U.S. Federal	$(10)	$39	$17
- U.S. State	(1)	1	1
- Non-U.S.	(10)	(9)	(3)

	(21)	31	15

Deferred - U.S. Federal	55	(68)	169
- U.S. State	6	(7)	33
- Non-U.S.	(4)	(1)	14

	57	(76)	216

	$36	$(45)	$231

F–20

The deferred tax assets and related valuation allowances in these Financial Statements have been determined on a separate return basis. The assessment of the valuation allowances requires considerable judgment on the part of management, with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. We recorded valuation allowances against the deferred tax assets of certain foreign operations in the Netherlands, Mexico, Spain, and the U.S. Virgin Islands. We established these valuation allowances for deferred tax assets due to restructuring and impairment charges incurred (see Footnote No. 18, “Restructuring Costs and Other Charges,” and Footnote No. 19, “Impairment Charges”). The change in the valuation allowances established were $13 million in 2011 and $3 million in 2010.

We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($156 million as of year-end 2011) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

We conduct business in countries that grant “holidays” from income taxes for five to thirty year periods. These holidays expire through 2034. Without these tax “holidays,” we would have incurred the following aggregate income taxes: $4 million in 2011, $5 million in 2010 and $1 million in 2009.

Our total unrecognized tax benefits were $2 million at year-end 2011, $1 million at year-end 2010 and $0 million at year-end 2009. Our unrecognized tax benefit reflects an increase of $1 million in 2011, an increase of $1 million in 2010, and no change in 2009 representing non-U.S. audit activity.

As a large taxpayer, Marriott International is continuously under audit by the IRS and other taxing authorities. Marriott Vacations Worldwide has joined in the Marriott International U.S. Federal tax consolidated filing for tax years 2009, 2010 and a portion of 2011 up to the date of the Spin-Off. The IRS has examined Marriott International’s federal income tax returns, and it has settled all issues for the tax years through 2009. Marriott International participated in the IRS Compliance Assurance Program (CAP) for the 2011 and 2010 tax years. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period. Pursuant to the Tax Sharing and Indemnification Agreement, Marriott International is liable and shall pay the relevant tax authority for all taxes related to the taxable income prior to the Spin-Off. Our tax year 2011, subsequent to the Spin-Off, is subject to examination by the tax authorities.

Our unrecognized tax benefit balances included tax positions of $2 million at year-end 2011, $1 million at year-end 2010, and $0 million at year-end 2009 that, if recognized, would impact our effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1 million due to the expiration of statutes of limitations, audit or appeal resolution in various tax jurisdictions.

F–21

The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2009 to the end of 2011:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2009	$—
Change attributable to tax positions taken during a prior period	—
Change attributable to tax positions taken during the current period	—
Decrease attributable to settlements with taxing authorities	—
Decrease attributable to lapse of statute of limitations	—

Unrecognized tax benefit at end of 2009	—
Change attributable to tax positions taken during a prior period	1
Change attributable to tax positions taken during the current period	—
Decrease attributable to settlements with taxing authorities	—
Decrease attributable to lapse of statute of limitations	—

Unrecognized tax benefit at end of 2010	1
Change attributable to tax positions taken during a prior period	1
Change attributable to withdrawal of tax positions previously taken or expected to be taken	—
Change attributable to tax positions taken during the current period	—
Decrease attributable to settlements with taxing authorities	—
Decrease attributable to lapse of statute of limitations	—

Unrecognized tax benefit at end of 2011	$2

In accordance with our accounting policies, we recognize accrued interest and penalties related to our unrecognized tax benefits as a component of tax expense. Related interest expense and accrued interest expense each totaled less than $1 million in each of 2011, 2010 and 2009.

Deferred Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry-forwards. We state those balances at the enacted tax rates we expect will be in effect when we actually pay or recover taxes. Deferred income tax assets represent amounts available to reduce income taxes we will pay on taxable income in future years. We evaluate our ability to realize these future tax deductions and credits by assessing whether we expect to have sufficient future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies to utilize these future deductions and credits. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized.

Total deferred tax assets and liabilities as of year-end 2011 and year-end 2010 were as follows:

($ in millions)	At Year-End 2011	At Year-End 2010
Deferred tax assets	$106	$353
Deferred tax liabilities	(184)	(20)

Net deferred tax (liability) asset	$(78)	$333

F–22

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of year-end 2011 and year-end 2010 were as follows:

($ in millions)	At Year-End 2011	At Year-End 2010
Employee benefits	$—	$37
Inventory	(58)	92
Reserves	(43)	91
Deferred income	6	6
Property and equipment	(21)	16
Vacation Ownership financing	4	—
Marriott Rewards loyalty program	—	61
Joint venture interests	—	13
Long lived intangible assets	35	—
Net operating loss carry-forwards	27	51
Other, net	25	6

Deferred tax (liability) asset	(25)	373
Less: valuation allowance	(53)	(40)

Net deferred tax (liability) asset	$(78)	$333

At year-end 2011, we had approximately $156 million of foreign net operating losses (excluding valuation allowances) some of which begin expiring in 2012. However, a significant portion of these tax net operating losses have an indefinite carry forward period. We have no net operating losses for federal or state tax purposes.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

The following table reconciles the U.S. statutory tax rate to our effective income tax rate for continuing operations:

	2011	2010	2009
U.S. statutory tax rate (benefit)/expense	(35.00)%	35.00%	(35.00)%
U.S. state income taxes, net of U.S. federal tax benefit	(2.34)	3.07	(2.88)
Nondeductible expenses	0.17	0.05	0.01
Non-U.S. income	14.44	1.61	4.78
Non controlling interest	—	—	0.51
Change in valuation allowance	5.94	0.33	2.39

Effective rate (benefit)/expense	(16.79)%	40.06%	(30.19)%

Cash taxes are included within changes in Shareholders’ Equity.

3. ASSET SECURITIZATIONS

We periodically securitize, without recourse, through bankruptcy remote special purpose entities, notes receivable originated in connection with the sale of vacation ownership products. Generally, in order for a vacation ownership note receivable to be eligible for securitization, the note receivable must be associated with a North America or Luxury segment project, the loan must not be delinquent, the purchaser must have made a down-payment of at least 10 percent of the purchase price and made at least one payment on the loan, and the borrower must have a FICO score of greater than 600. We continue to service these notes receivable and transfer all proceeds collected to special purpose entities. We retain servicing agreements and other interests in the notes receivable. The executed securitization transactions typically include minimal cash reserves established at the time of a notes receivable securitization as well as default and delinquency triggers, which we monitor on a monthly basis. We may also voluntarily repurchase defaulted (over 150 days past due) notes receivable. As a result of our adoption of the new Consolidation Standard, we no longer account for notes receivable securitizations as sales, and therefore, we did not recognize gains or losses on our 2011 or 2010 notes receivable securitizations, nor do we expect to recognize gains or losses on future notes receivable securitizations. See Footnote No. 1, “Summary of Significant Accounting Policies,” for additional information on the impact of our adoption in the first quarter of 2010 of the new Consolidation Standard on our notes receivable securitizations, including the elimination of residual interests.

F–23

The following table shows cash flows between us and bondholders during 2009. In 2010, we consolidated the entities that facilitate our notes receivable securitizations. See Footnote No. 17, “Variable Interest Entities,” for further discussion of the impact of our involvement with these entities on our financial position, financial performance and cash flows for 2011.

($ in millions)	2009
Net proceeds from vacation ownership notes receivable securitizations	$349
Voluntary repurchases of defaulted notes receivable (over 150 days overdue)	(81)
Servicing fees received	6
Cash flows received from our retained interests in notes receivable	75

Securitization collections, net of repurchases	$349

The following table provides additional information pertaining to our historical notes receivable securitization transactions:

($ in millions)	2011	2010	2009
Securitized notes receivable(1)(2)	$—	$229	$664
Notes securitized under Warehouse Credit Facility	$154	$—	$—
Trust bonds payable issued(2)	$—	$218	$522
Non-recourse debt issued under Warehouse Credit Facility	$125	$—	$—
Gain from securitization included in Financing revenues in our Statement of Operations	$—	$—	$37

(1)	Originated in connection with sale of vacation ownership products.
(2)	Securitized notes receivable and bonds payable issued in 2009 resulted from two securitizations that occurred in the first and fourth quarters of 2009, the latter of which included the simultaneous repayment of the bonds issued in the first quarter of $218 and ultimately resecuritized the underlying collateral that was securitized in the first quarter.

4. NOTES RECEIVABLE

As discussed in Footnote No. 1, “Summary of Significant Accounting Policies,” on the first day of the 2010 fiscal year, we consolidated certain entities associated with past notes receivable securitization transactions. Prior to 2010, we were not required to consolidate the special purpose entities utilized to securitize the notes receivable.

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	At Year-End 2011	At Year-End 2010
Vacation ownership notes receivable - securitized	$910	$1,029
Vacation ownership notes receivable - non-securitized	239	225

Total vacation ownership notes receivable	$1,149	$1,254

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

F–24

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2012	$64	$116	$180
2013	33	122	155
2014	26	125	151
2015	22	121	143
2016	21	112	133
Thereafter	73	314	387

Balance at year-end 2011	$239	$910	$1,149

Weighted average stated interest rate at year-end 2011	11.5%	13.0%	12.6%
Range of stated interest rates at year-end 2011	0.0% to 19.5%	6.1% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable of $161 million, $179 million and $46 million for 2011, 2010 and 2009, respectively, in our Statements of Operations in the Financing revenues caption. Of the $161 million of interest income we recognized from these loans in 2011, $131 million was associated with securitized notes receivable and $30 million was associated with non-securitized notes receivable. Of the $179 million of interest income we recognized from these vacation ownership notes receivable in 2010, $139 million was associated with securitized notes receivable and $40 million was associated with non-securitized notes receivable. The interest income recognized in 2009 related solely to non-securitized notes receivable.

F–25

The following table summarizes the activity related to our vacation ownership notes receivable reserve for 2011, 2010 and 2009:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Balance at year-end 2008	$35	$—	$35
Additions for current year vacation ownership product sales	30	—	30
Reductions for securitizations	(25)	—	(25)
Write-offs	(13)	—	(13)

Balance at year-end 2009	27	—	27
One-time impact of the new Consolidation Standard(1)	84	134	218
Additions for current year vacation ownership product sales	32	—	32
Securitizations, net of clean-up call(2)	(18)	18	—
Write-offs	(79)	—	(79)
Defaulted notes receivable repurchase activity(3)	68	(68)	—
Other(4)	15	5	20

Balance at year-end 2010	129	89	218
Additions for current year vacation ownership product sales	30	—	30
Securitizations, net of clean-up call(2)	(12)	12	—
Write-offs	(85)	—	(85)
Defaulted notes receivable repurchase activity(3)	52	(52)	—
Other(4)	(10)	18	8

Balance at year-end 2011	$104	$67	$171

(1)	The non-securitized notes receivable reserve relates to the implementation of the new Consolidation Standard, which required us to establish reserves for certain previously securitized and subsequently repurchased notes held at January 2, 2010.
(2)	Clean-up call refers to our voluntary repurchase of previously securitized non-defaulted notes receivable to retire previous notes receivable securitizations.
(3)	Decrease in securitized reserve and increase in non-securitized reserve was attributable to the transfer of the reserve when we repurchased the notes receivable.
(4)	Consists of static pool and default rate assumption changes.

The following table shows our recorded investment in non-accrual notes receivable, which are notes receivable that are 90 days or more past due. As noted in Footnote No. 1, “Summary of Significant Accounting Policies,” we recognize interest income on a cash basis for these notes receivable.

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in notes receivable on non-accrual status at year-end 2011	$90	$11	$101
Investment in notes receivable on non-accrual status at year-end 2010	$113	$15	$128

F–26

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable at year-end 2011:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31–90 days past due	$11	$24	$35
91–150 days past due	8	11	19
Greater than 150 days past due	82	—	82

Total past due	101	35	136
Current	242	942	1,184

Total vacation ownership notes receivable	$343	$977	$1,320

5. FAIR VALUE MEASUREMENTS

The guidance for fair value measurement defines fair value as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The guidance outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures, and details the disclosures that are required for items measured at fair value.

We have various financial instruments we must measure at fair value on a recurring basis, including certain derivatives and residual interests related to our notes receivable securitizations. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets. See Footnote No. 18, “Restructuring Costs and Other Charges,” and Footnote No. 19, “Impairment Charges,” for further information.

F–27

The following table summarizes the changes in fair value of our Level 3 assets and liabilities that we measure at fair value on a recurring basis:

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Servicing Assets and Other Residual Interests	Derivative Instruments
Balance at beginning of 2009	$222	$(15)
Included in earnings (or changes in net assets)	18	—
Transfers in or out of Level 3	—	—
Purchases, sales, issuances, and settlements	(26)	14

Total (losses) gains (realized or unrealized)	(8)	14

Ending balance at 2009	214	(1)
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	—	—
Transfers in or out of Level 3	—	—
Purchases, sales, issuances, and settlements	—	—
Elimination in connection with implementation of the new Consolidation Standard	(214)	—

Total losses (realized or unrealized)	(214)	—

Ending balance at 2010	—	(1)
Included in earnings (or changes in net assets)	—	—
Transfers in or out of Level 3	—	—
Purchases, sales, issuances, and settlements	—	1

Total gains (realized or unrealized)	—	1

Ending balance at 2011	$—	$—

Servicing Assets and Other Residual Interests

As discussed in more detail in Footnote No. 3, “Asset Securitizations,” we periodically securitize notes receivable we originate in connection with vacation ownership product sales. We continue to service the notes receivable after the securitization, and we retain servicing assets and other interests in the notes receivable. Before 2010, we accounted for these assets and interests as residual interests. At the date of each notes receivable securitization and at the end of each reporting period, we estimated the fair value of our residual interests using a discounted cash flow model.

The most significant estimate we used in the measurement process for retained interests was the discount rate, followed by the default rate and the loan prepayment rate. We estimated these rates based on management’s expectations of future prepayment rates and default rates, reflecting our historical experience, industry trends, current market interest rates, expected future interest rates and other considerations. We based the discount rates we used in determining the fair values of our residual interests on the volatility characteristics (i.e., defaults and prepayments) of the residual interests and our estimate of discount rates used by other market participants.

As noted in the “Residual Interests” caption of Footnote No. 1, “Summary of Significant Accounting Policies,” prior to 2010, we treated the residual interests, including servicing assets, as trading securities under the provisions of accounting for certain investments in debt and equity securities. During 2009, we recorded trading gains of $18 million within the Financing revenues on our Statements of Operations.

F–28

During 2009, we used the following key assumptions to measure, at the date of each notes receivable securitization, the fair value of the residual interests, including servicing assets:

2009
Average discount rates	12.53%
Average expected annual prepayments, including defaults	19.46%
Expected weighted average life of prepayable notes receivable, excluding prepayments and defaults	72 months
Expected weighted average life of prepayable notes receivable, including prepayments and defaults	38 months

We based our key assumptions on our historical experience with notes receivable and servicing assets.

We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 13 outstanding notes receivable securitizations at year-end 2009: an average discount rate of 16.06 percent; an average expected annual prepayment rate, including defaults, of 15.58 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 57 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 37 months.

For our notes receivable securitizations in the first quarter and fourth quarter of 2009, on the date of transfer we recorded notes receivable for which we retained full risks and rewards of cash flows after the transfer at a fair value of $81 million and $58 million, respectively. We used a discounted cash flow model, including estimates of Level 3 inputs, to determine the fair value of notes receivable we effectively owned after the transfer. We based the discount rate we used in determining the fair value on the methodology described earlier in this footnote. Other assumptions, such as default and prepayment rates, are consistent with those used in determining the fair value of our residual interests. For additional information, see Footnote No. 3, “Asset Securitizations.”

Derivative Instruments

We use financial instruments to reduce our overall exposure to changes in interest rates. Prior to the Spin-Off all hedge transactions were executed by Marriott International. Historically, Marriott International managed our foreign exchange exposure on a combined basis with the exposures of all other Marriott International businesses. We are required to carry our derivative assets and liabilities at fair value. We had two derivative instruments in an asset position of less than $1 million at year-end 2011 in the Other caption within the Assets section of our Balance Sheets and a liability position of $1 million at year-end 2010 in the Other caption within the Liabilities section of our Balance Sheets, which were both valued using Level 3 inputs. We value our Level 3 input derivatives using valuations that we calibrate to the initial trade prices, with subsequent valuations based on unobservable inputs to the valuation model, including interest rates and volatility characteristics.

F–29

6. FINANCIAL INSTRUMENTS

The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with current guidance for disclosures on the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable and Accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

($ in millions)	At Year-End 2011		At Year-End 2010
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable – securitized	$910	$1,061	$1,029	$1,219
Vacation ownership notes receivable – non-securitized	239	245	225	231

Total financial assets	$1,149	$1,306	$1,254	$1,450

Non-recourse debt associated with securitized notes receivable	$(729)	$(750)	$(1,017)	$(1,047)
Warehouse credit facility	(118)	(116)	—	—
Other debt	(3)	(3)	(5)	(5)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(40)	—	—
Liability for Marriott Rewards loyalty program(2)	(225)	(206)	—	—
Other liabilities	(29)	(32)	(30)	(26)

Total financial liabilities	$(1,144)	$(1,147)	$(1,052)	$(1,078)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.
(2)	The liability for Marriott Rewards loyalty program did not qualify as a financial instrument prior to the Spin-Off, because prior to the Spin-Off the terms of repayment obligation were pursuant to an intercompany arrangement with Marriott International.

See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” for additional information.

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

F–30

We bifurcate our non-securitized notes receivable into two pools as follows:

($ in millions)	At Year-End 2011		At Year-End 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable – eligible for securitization	$41	$47	$47	$53
Vacation ownership notes receivable – not eligible for securitization	198	198	178	178

Total vacation ownership notes receivable – non-securitized	$239	$245	$225	$231

We estimate the fair value of a portion of our non-securitized notes receivable that we believe will ultimately be securitized in the same manner as securitized notes receivable. We value the remaining non-securitized notes receivable at their carrying value, rather than using our pricing model. We believe that the carrying value of these particular notes receivable approximates fair value because the stated interest rates of these loans are consistent with current market rates and the reserve for these notes receivable appropriately accounts for risks in default rates, prepayment rates and loan terms.

Non-Recourse Debt Associated with Securitized Notes Receivable

We internally generate cash flow estimates by modeling all bond tranches for our active notes receivable securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we obtain indicative credit spreads from investment banks that actively issue and facilitate the market for timeshare securities and determine an average credit spread by rating level of the different tranches. We then apply those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds payable.

Warehouse Credit Facility

We internally generate cash flow estimates by modeling all funding activity for our Warehouse Credit Facility with consideration given to the collateral pledged to date. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and structural factors, which we use to estimate the projected cash flows. The discount rate used to calculate the fair value of these cash flows is composed of the market swap rate for the specific average life of the cash flows plus a credit spread. Because the Warehouse Credit Facility debt is not traded in the market, we use a credit spread which is the average of indicative credit spreads obtained from investment banks on our securitized debt for the particular rating that the Warehouse Credit Facility is structured to achieve.

Mandatorily Redeemable Preferred Stock of Consolidated Subsidiary

We estimate the fair value of the mandatorily redeemable preferred stock of our consolidated subsidiary using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model includes an assessment of our subsidiary’s credit risk and the instrument’s contractual dividend rate.

Liability for Marriott Rewards Loyalty Program

We determine the carrying value of the future redemption obligation of our liability for the Marriott Rewards loyalty program based on statistical formulas that project the timing of future point redemption based on historical levels, including estimates of the points that will eventually be redeemed and the “breakage” for points that will never be redeemed, as discussed in Footnote No. 14, “Other Liabilities.” We estimate the fair value of the future redemption obligation by adjusting the contractual discount rate to an estimate of that of a market participant with similar nonperformance risk.

Other Liabilities

We estimate the fair value of our other liabilities that are financial instruments using expected future payments discounted at risk-adjusted rates. These liabilities represent guarantee costs and reserves and deposit liabilities. The carrying values of our guarantee costs and reserves approximate their fair values. We estimate the fair value of our deposit liabilities primarily by discounting future payments at a risk-adjusted rate.

F–31

7. ACQUISITIONS AND DISPOSITIONS

2011 Acquisitions and Dispositions

In 2011, we completed a bulk sale of land and developed inventory, classified as inventory within our Luxury segment. Net cash proceeds from the sale totaled $17 million and we recorded a net gain of $2 million. We accounted for the sale under the full accrual method in accordance with the guidance on accounting for sales of real estate. We made no significant acquisitions in 2011.

2010 Acquisitions and Dispositions

In 2010, we acquired vacation ownership units for sale in our Luxury segment for cash consideration of $111 million, which included a deposit of $11 million paid in 2009.

In 2010, we sold one operating hotel, classified within property and equipment within our Asia Pacific segment, that we acquired for conversion to vacation ownership products. Net cash proceeds from the sale totaled $38 million and we recorded a net gain of $21 million in Gains and other income on our Statements of Operations. We accounted for the sale under the full accrual method in accordance with the guidance on accounting for sales of real estate.

2009 Acquisitions and Dispositions

We made no significant acquisitions or dispositions in 2009.

8. EARNINGS PER SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) attributable to Marriott Vacations Worldwide common shareholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted income (loss) per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income (loss) per common share by application of the treasury stock method.

On November 21, 2011, we ceased to be a subsidiary of Marriott International and became an independent publicly traded company. On the distribution date of November 21, 2011, Marriott International distributed 33.7 million shares of $.01 par value Marriott Vacations Worldwide common stock to Marriott International’s shareholders of record as of the close of business Eastern time on the record date of November 10, 2011. This share amount is being utilized for the calculation of basic income (loss) per common share for periods presented prior to 2011 because all 100 shares of our common stock outstanding prior to November 21, 2011 were held by Marriott International. For periods prior to 2011, the same number of shares is being used for diluted income (loss) per common share as for basic income (loss) per common share as no dilutive securities were outstanding for any prior period.

For 2011, in determining the weighted average number of common shares outstanding for basic income (loss) per common share, we assumed 33.7 million shares were outstanding for the period from January 1, 2011 through November 20, 2011. Diluted income (loss) per common share subsequent to the distribution date of November 21, 2011 reflects the potential dilution of outstanding equity-based compensation awards by application of the treasury stock method.

9. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2011	At Year-End 2010
Finished goods	$448	$652
Work-in-progress	215	203
Land and infrastructure	290	551

Real estate inventory	953	1,406
Operating supplies and retail inventory	6	6

	$959	$1,412

F–32

Interest capitalized as a cost of inventory totaled $7 million, $3 million and $19 million in 2011, 2010 and 2009, respectively.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value.

Weak economic conditions in the United States, Europe and much of the rest of the world, instability in the financial markets following the 2008 worldwide financial crisis and weak consumer confidence all contributed to a difficult business environment and resulted in weaker demand for our products, in particular our residential products, but also to a lesser extent our vacation ownership products. Accordingly, we have recorded inventory impairments and related reversals since that time. See Footnote No. 19, “Impairment Charges,” for additional information.

In preparing to operate as an independent public company following the Spin-Off management assessed our intended use of excess undeveloped land and built Luxury inventory and the current market conditions for those assets. During the third quarter of 2011, management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped land and to offer incentives to accelerate sales of excess built Luxury fractional and residential inventory. As the fair values of the undeveloped land and the excess built Luxury fractional and residential inventory were less than their respective carrying values, we recorded a pre-tax inventory impairment charge of $251 million to adjust the carrying value of the inventory to its fair value. Additionally we reclassified $52 million of this undeveloped land previously in our development plans from inventory to property and equipment. See Footnote No. 19, “Impairment Charges,” for additional information.

10. PROPERTY AND EQUIPMENT

The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2011	At Year-End 2010
Land	$152	$148
Buildings and leasehold improvements	227	219
Furniture and equipment	271	261
Construction in progress	9	18

	659	646
Accumulated depreciation	(374)	(336)

	$285	$310

As noted in Footnote No. 9, “Inventory,” management approved a plan, during the third quarter of 2011, to accelerate cash flow through the monetization of certain excess undeveloped land and to offer incentives to accelerate sales of excess built Luxury fractional and residential inventory. As the nominal cash flows from the planned land sales and their estimated fair values were less than their carrying values, we recorded a pre-tax impairment charge of $73 million to adjust the carrying value of the property and equipment to its fair value. Additionally we reclassified $52 million of this undeveloped land previously in our development plans from inventory to property and equipment in the third quarter of 2011. See Footnote No. 19, “Impairment Charges,” for additional information.

Interest capitalized as a cost of property and equipment totaled less than $1 million in each of 2011, 2010 and 2009. Depreciation expense totaled $33 million in 2011, $35 million in 2010 and $42 million in 2009.

11. CONTINGENCIES AND COMMITMENTS

See Footnote No. 20, “Significant Investments,” for commitments and contingencies relating to one equity method investment.

Guarantees

We issue guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products for the Luxury and Asia Pacific segments. The terms of guarantees to lenders generally require us to fund if the purchaser fails to pay under the term of its note payable. Prior to the Spin-Off, Marriott International

F–33

guaranteed our performance under these arrangements. Subsequent to the Spin-Off, Marriott International continues to hold a standby letter of credit related to the Asia Pacific segment guarantee. If Marriott International is required to fund any draws by lenders under this letter of credit it would seek recourse from Marriott Vacations Worldwide. Marriott International no longer guarantees our performance with respect to third-party financing for sales of products in the Luxury segment. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as notes mature or are repaid. The terms of the underlying notes extend to 2022.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions)	Maximum Potential	Liability for Expected
Segment	Amount of Future Fundings at Year-End 2011	Future Fundings at Year-End 2011
Asia Pacific	$22	$—
Luxury	3	1

Total guarantees where we are the primary obligor	$25	$1

We included our liability for expected future fundings of the financing guarantees in our Balance Sheets in the Other caption within Liabilities.

In addition to the guarantees we describe in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owners or our own actions.

Commitments and Letters of Credit

In addition to the guarantees we note in the preceding paragraphs, as of year-end 2011, we had the following commitments outstanding:

•

A commitment for $18 million (HK$141 million) to purchase vacation ownership units upon completion of construction for sale in our Asia Pacific segment. We have already made deposits of $11 million in conjunction with this commitment. We expect to pay the remaining $7 million upon acquisition of the units in the second quarter of 2012.

•	$3 million (€2 million) of other purchase commitments that we expect to fund over the next three years, as follows: $1 million in each of 2012, 2013 and 2014.

•

We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments under these contracts were $5 million, which we expect will be paid in 2012.

•	Commitments to subsidize vacation ownership associations were $10 million which we expect will be paid in 2012.

Surety bonds issued as of year-end 2011 totaled $101 million, the majority of which were requested by federal, state or local governments related to our operations.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $150 million, of which $7 million is included within liabilities on our Balance Sheet. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

F–34

Leases

We have various land, real estate and equipment operating leases. The land leases primarily consist of two long-term golf course land leases with terms of 20 and 50 years. The other operating leases are primarily for office and retail space as well as equipment supporting our operations and have lease terms of between 3 and 10 years. We have summarized our future obligations under operating leases at year-end 2011 below:

($ in millions)	Golf	Other
Fiscal Year	Land Leases	Operating Leases	Total
2012	$1	$13	$14
2013	1	11	12
2014	1	3	4
2015	1	2	3
2016	1	1	2
Thereafter	35	3	38

Total minimum lease payments	$40	$33	$73

Certain of these leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above exclude approximately $13 million in future lease payments which have been accrued on the Balance Sheets as part of historical restructuring charges. The future lease payments accrued as restructuring charges are expected to be paid as follows: $6 million in 2012, $5 million in 2013 and $2 million in 2014.

The following table details the composition of rent expense associated with operating leases, net of sublease income, for the last three years:

($ in millions)	2011	2010	2009
Minimum rentals	$10	$11	$24
Additional rentals	5	6	6

	$15	$17	$30

12. DEBT

On the first day of fiscal 2010 we consolidated certain previously unconsolidated entities associated with past notes receivable securitization transactions (and later in 2010 we consolidated the special purpose entity associated with our 2010 notes receivable securitization), resulting in consolidation of the related debt obligations.

The following table provides detail on our debt balances:

($ in millions)	At Year-End 2011	At Year-End 2010
Non-recourse debt associated with securitized notes receivable, interest rates ranging from 3.64% to 7.20% (weighted average interest rate of 5.11%)	$729	$1,017
Warehouse credit facility (effective interest rate of 2.09%)	118	—
Revolving corporate credit facility	—	—
Other	3	5

	$850	$1,022

See Footnote No. 17, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured. Although no amounts were outstanding at the end of 2011 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility are secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors of that facility, in each case including inventory, subject to certain exceptions.

F–35

The following table shows scheduled future principal payments for our debt:

($ in millions) Debt Principal Payments Year	Non-Recourse Debt	Warehouse Credit Facility	Other Debt	Total
2012	$108	$15	$—	$123
2013	116	103	—	219
2014	120	—	—	120
2015	113	—	—	113
2016	99	—	—	99
Thereafter	173	—	3	176

Balance at year-end 2011	$729	$118	$3	$850

As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $45 million in 2011, $54 million in 2010, and less than $1 million in 2009.

Non-Recourse Debt Associated with Securitized Notes Receivable

Each of our securitized notes receivable pools is subject to various triggers relating to the performance of the underlying notes receivable. If a pool of securitized notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (related to the interests we retained) to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. In 2011, three of our securitized notes receivable pools reached performance triggers in different months throughout the year as a result of increased defaults. As of year-end 2011, performance had improved sufficiently in two of the three notes receivable pools that were not meeting performance thresholds during some portion of 2011 to cure the performance triggers. For 2011 and 2010, approximately $3 million and $6 million, respectively, of cash flows were redirected as a result of reaching the performance triggers during those years. At year-end 2011, we had 11 securitized notes receivable pools outstanding.

Warehouse Credit Facility

On September 28, 2011, we closed a $300 million warehouse credit facility (the “Warehouse Credit Facility”) that allows for the securitization of vacation ownership notes receivable on a non-recourse basis, pursuant to the terms of the facility. The revolving period of the facility is 364 days. The notes receivable that we securitize under the facility are similar in nature to the notes receivable we have securitized in the past. Borrowings under the facility bear interest at a rate of a combination of 1 month LIBOR and bank conduit commercial paper rates plus 1.25 percent and are limited at any point to the advance rate on the aggregate amount of eligible notes receivable at such time. The advance rate of receivables securitized using the facility varies based on the characteristics of the obligor on each securitized note receivable.

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

Revolving Corporate Credit Facility

On October 20, 2011, we entered into a four-year revolving credit facility (the “Revolving Corporate Credit Facility”) with a borrowing capacity of $200 million, including a letter of credit sub-facility of $120 million, that provides support for

F–36

our business, including ongoing liquidity and letters of credit, with a syndicate of banks led by JP Morgan Chase Bank. On November 21, 2011, we closed the Revolving Corporate Credit Facility by satisfying all conditions precedent to borrowing. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate at the Eurodollar rate plus an applicable margin that varies from 2.75 percent to 4 percent depending on our credit rating. The facility’s credit agreement contains affirmative and negative covenants and representations and warranties customary for financings of this type. In addition, the Revolving Corporate Credit Facility contains financial covenants, including covenants requiring us to maintain (a) minimum consolidated tangible net worth of not less than the sum of (i) 80 percent of our consolidated tangible net worth as set forth on an opening balance sheet plus (ii) 80 percent of any increase in consolidated tangible net worth attributable to the issuance of equity after the date of such opening balance sheet; (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the Revolving Corporate Credit Facility) of 6 to 1 through the end of the first quarter of 2013, at which time the maximum ratio decreases to 5.25 to 1 through the end of the 2014 fiscal year and to 4.75 to 1 thereafter; and (c) a minimum consolidated adjusted EBITDA, as defined in the Revolving Corporate Credit Facility, to interest expense ratio of not less than 3 to 1. The facility is guaranteed by Marriott Vacations Worldwide and by each of our direct and indirect, existing and future, domestic subsidiaries (excluding certain special purpose subsidiaries), and is secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors, subject to certain exceptions.

13. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. At December 30, 2011, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

14. OTHER LIABILITIES

Liability for Marriott Rewards Customer Loyalty Program

We participate in the Marriott Rewards customer loyalty program. Program members earn Marriott Rewards Points based on their purchases of vacation ownership products and/or through exchange and other activities related to our vacation ownership products, as well as through hotel stays and other activities that are not related to our business. Points are tracked on members’ behalf and can be redeemed for stays at most of Marriott International’s lodging properties, airline tickets, airline frequent flyer program miles, rental cars and a variety of other awards; however, points cannot be redeemed for cash. As members earn points through our business, we record an accrual for amounts that we expect will, in the aggregate, equal the costs of point redemptions and our portion of program operating costs over time.

Historically, we have determined the carrying value of the future redemption obligation based on statistical formulas that project timing of future point redemption based on historical levels, including estimates of the points that will eventually be redeemed and the “breakage” for points that will never be redeemed. These judgment factors determine the required liability for outstanding points. The liability is relieved upon redemption of points by program members. Our Marriott Rewards customer loyalty program’s liability totaled $225 million at December 30, 2011, and $220 million at December 31, 2010.

F–37

We completed a stress test on the carrying value of our Marriott Rewards customer loyalty liability to measure the change in obligation associated with independent changes in key estimates as described in Footnote No. 1, “Summary of Significant Accounting Policies.” We applied this methodology to unfavorable changes that would be statistically significant and we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our customer loyalty liability at year-end 2011:

($ in millions)
5 percent change in the cost per point	$10
10 percent change in the cost per point	$21
100 basis point change in the breakage rate	$9
200 basis point change in the breakage rate	$19

Although we did not specifically perform stress tests on the redemption curve because it is difficult to isolate a single quantitative measure against which to perform such a test, changes in the redemption curve could also have an impact on the valuation of our Marriott Rewards customer loyalty program liability.

Deferred Compensation Liability

Prior to the Spin-Off, certain of our senior management had the opportunity to supplement their retirement and other tax-deferred savings under the Marriott International, Inc. Executive Deferred Compensation Plan (“Marriott International EDC”), which Marriott International maintains and administers. Under the Marriott International EDC, participating employees may defer payment and income taxation of a portion of their salary and bonus. The plan also gives participants the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (at a fixed annual rate of return of 5.5 percent for both 2011 and 2010). Additional discretionary contributions to the participant’s EDC accounts may be made based on subjective factors such as individual performance, key contributions and retention needs. Additional discretionary contributions of less than $1 million were made for our employees in 2011. No additional discretionary contributions were made for our employees in 2010 or 2009. Subsequent to the Spin-Off we do not offer a similar executive deferred compensation plan, however we remain liable to reimburse Marriott International for distributions for participants that were employees of Marriott Vacations Worldwide at the time of Spin-Off including earnings thereon.

15. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $.01 per share and 2,000,000 authorized shares of preferred stock, par value of $.01 per share. At December 30, 2011, 33,845,700 shares of Marriott Vacations Worldwide common stock were outstanding and zero shares of Marriott Vacations Worldwide preferred stock were outstanding.

As discussed in Footnote No. 1, “Summary of Significant Accounting Policies,” in accordance with the Separation and Distribution Agreement between Marriott International and Marriott Vacations Worldwide, Marriott International shareholders of record as of close of business Eastern time on November 10, 2011, the record date for the distribution, received one share of Marriott Vacations Worldwide common stock for every ten shares of Marriott International common stock held (the “Distribution Ratio”), which resulted in the complete legal and structural separation of Marriott Vacations Worldwide from Marriott International. Fractional shares of Marriott Vacations Worldwide common stock were not distributed; any fractional share of Marriott Vacations Worldwide common stock otherwise issuable to a Marriott International shareholder was sold in the open market on such shareholder’s behalf, with such shareholders receiving a cash payment in lieu of such fractional share.

16. SHARE-BASED COMPENSATION

Marriott Vacations Worldwide Share-Based Compensation Plans

We maintain the Marriott Vacations Worldwide Stock Plan for the benefit of our officers, directors and employees. Under the Marriott Vacations Worldwide Stock Plan, we award to certain of our employees: (1) stock options to purchase Marriott Vacations Worldwide common stock (“Stock Option Program”); (2) SARs for Marriott Vacations Worldwide common stock (“SAR Program”); and (3) RSUs of Marriott Vacations Worldwide common stock. In addition, pursuant to the Separation and Distribution Agreement, we agreed to issue awards under the Marriott Vacations Worldwide Stock Plan to certain current and former directors, officers, and employees of Marriott International who held awards under the Marriott International Stock Plan relating to Marriott International common stock at November 10, 2011, the record date for the Spin-Off. A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Stock Plan. As of December 30, 2011, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan subsequent to the issuance of shares effective with the Spin-Off.

F–38

Effective as of the completion of the Spin-Off, all holders of Marriott International RSUs on the November 10, 2011 record date for the Spin-Off received Marriott Vacations Worldwide RSUs in an amount consistent with the Distribution Ratio, with terms and conditions substantially similar to the terms and conditions applicable to the Marriott International RSUs. Also, effective as of the completion of the Spin-Off, the holders of Marriott International stock options and SARs on the record date received Marriott Vacations Worldwide stock options and SARs, in an amount consistent with the Distribution Ratio, with terms and conditions substantially similar to the terms and conditions applicable to the Marriott International stock options and SARs. The adjusted exercise price of each converted award was determined as follows in order to preserve the aggregate intrinsic value of the stock options and SARs held by such persons:

The exercise prices of Marriott International awards were adjusted based on the proportion of the Marriott International ex-distribution closing stock price to the sum of the total of the Marriott International ex-distribution and Marriott Vacations Worldwide “when issued” closing stock prices on the distribution date.

The per share exercise price of each such Marriott Vacations Worldwide Stock Plan converted award is equal to the proportion of the Marriott Vacations Worldwide “when issued” closing stock price on the distribution date to the sum of the total of the Marriott International ex-distribution and Marriott Vacations Worldwide “when issued” closing stock prices on the distribution date.

All of these adjustments were designed to equalize the fair value of each award before and after the Spin-Off.

Deferred compensation costs as of the date of Spin-Off reflected the unamortized balance of the original grant date fair value of the equity awards held by Marriott Vacations Worldwide employees (regardless of whether those awards are linked to Marriott International stock or Marriott Vacations Worldwide stock).

Accordingly, in connection with the Spin-Off, we issued RSUs, SARs, and stock options to current and former directors, officers, and employees of Marriott International and Marriott Vacations Worldwide as described above.

For all share-based awards, we measure compensation expense related to share-based payment transactions with our employees at fair value on the grant date and recognize this expense in the Statement of Operations over the vesting period during which the employees provide service in exchange for the award. Subsequent to the Spin-Off, we recognize share-based compensation expense related to our employees and Marriott International recognizes compensation expense related to Marriott International employees, regardless of whether the underlying awards represent Marriott International or Marriott Vacations Worldwide awards.

We recorded share-based compensation expense related to award grants to our employees of $11 million in 2011, $10 million in 2010 and $10 million in 2009. Deferred compensation costs related to unvested awards held by our employees totaled $19 million at year-end 2011 and $12 million at year-end 2010. As of year-end 2011, we expect that deferred compensation expense for our employees will be recognized over a weighted average period of two years.

For Marriott International Stock Plan awards granted after 2005, we recognized share-based compensation expense over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). We continued to follow the stated vesting period for the unvested portion of Marriott International Stock Plan awards granted to our employees before 2006 and the adoption of the current guidance for share-based compensation and follow the substantive vesting period for Marriott International Stock Plan and Marriott Vacations Worldwide Stock Plan awards granted to our employees after 2005.

In accordance with the guidance for share-based compensation, we presented the tax benefits and costs resulting from the exercise or vesting of Marriott International Stock Plan share-based awards related to our employees as financing cash flows. The exercise of share-based awards for our employees resulted in tax benefits of less than $1 million in 2011 and $3 million in 2010 and tax costs of $1 million in 2009.

Marriott International received $2 million in 2011, $12 million in 2010 and $3 million in 2009 in cash from our employees for the exercise of stock options granted under the Marriott International Stock Plan. Approximately $1 million of Marriott Vacations Worldwide stock options were exercised prior to December 30, 2011; however cash proceeds had not yet been paid to us by our stock plan service provider as of December 30, 2011.

RSUs

RSUs issued to our employees under the Marriott International Stock Plan and the Marriott Vacations Worldwide Stock Plan generally vest over four years in annual installments commencing one year after the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the stock units on the date of issuance. At year-end 2011 and 2010, we had approximately $16 million and $11 million, respectively, in deferred

F–39

compensation costs related to RSUs for our employees granted under the Marriott International Stock Plan and Marriott Vacations Worldwide Stock Plan. The weighted average remaining term for RSU grants outstanding at year-end 2011 for our employees was two years.

The following table provides additional information on outstanding RSUs issued to our employees for the last three fiscal years:

	2011	2010	2009
Share-based compensation expense (in millions)	$10	$9	$9
Weighted average grant-date fair value prior to Spin-Off (per share)	40	27	23
Weighted average grant-date fair value subsequent to Spin-Off (per share)	19	—	—
Aggregate intrinsic value of converted and distributed (in millions)	2	8	5

The following table shows the 2011 changes in Marriott Vacations Worldwide RSUs issued to Marriott International and Marriott Vacations Worldwide employees:

	2011
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at year-end 2010	—	$—
Granted during 2011(1)	1,147,363	17
Distributed during 2011	(121)	11
Forfeited during 2011	(2,732)	18

Outstanding at year-end 2011	1,144,510	17

(1)	Includes 289,637 RSUs granted to our employees and directors under the Marriott Vacations Worldwide Stock Plan, subsequent to the Spin-Off.

Stock Options and SARs

We may grant employee non-qualified stock options to officers and key employees of our business at exercise prices or strike prices equal to the market price of our common stock on the date of grant. Non-qualified stock options generally expire ten years after the date of grant. Most stock options are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant.

The following table shows the 2011 changes in outstanding Marriott Vacations Worldwide stock options for Marriott International and Marriott Vacations Worldwide employees:

	Shares	Weighted Average Exercise Price
Outstanding at year-end 2010	—	$—
Granted during 2011	1,735,033	11
Exercised during 2011	(140,772)	11
Forfeited during 2011	(6,820)	18

Outstanding at year-end 2011	1,587,441	$10

Stock options awarded under the Marriott International Stock Plan were granted at exercise prices or strike prices equal to the market price of Marriott International common stock on the date of grant.

We recognized no stock option compensation expense for our employees in each of 2011, 2010 and 2009. There was no deferred compensation expense related to stock options held by our employees at both year-end 2011 and 2010.

F–40

The following table shows the Marriott Vacations Worldwide stock options issued to Marriott International and Marriott Vacations Worldwide employees that were outstanding and exercisable at year-end 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
$ 8 to $12	1,183,793	$9	2	1,183,793	$9	2
$13 to $17	277,720	13	2	268,594	13	2
$18 to $22	120,728	19	3	119,054	19	3
$23 to $28	5,200	26	5	3,283	28	2

$ 8 to $28	1,587,441	$10	2	1,574,724	$10	2

No Marriott Vacations Worldwide stock options, other than those granted as part of the Spin-Off, were granted to Marriott International or to our employees in 2011, 2010 or 2009.

The following table shows the intrinsic value of outstanding Marriott International stock options and exercisable stock options held by our employees at year-end 2011 and 2010:

($ in millions)	2011	2010
Outstanding stock options	$5	$24
Exercisable stock options	$5	$24

The intrinsic value of both the outstanding Marriott Vacations Worldwide stock options and the exercisable stock options held by our employees at year-end 2011 was less than $1 million.

The approximate total intrinsic value of stock options for Marriott International stock exercised by our employees was $2 million in 2011, $10 million in 2010 and $2 million in 2009. The approximate total intrinsic value of stock options for Marriott Vacations Worldwide stock exercised by our employees was less than $1 million in 2011.

SARs awarded under the Marriott International Stock Plan were granted at exercise prices or strike prices equal to the market price of Marriott International common stock on the date of grant. SARs awarded under the Marriott Vacations Worldwide Stock Plan are granted at exercise prices or strike prices equal to the market price of Marriott Vacations Worldwide common stock on the date of grant. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. Upon exercise of SARs, our employees receive the number of shares of Marriott International common stock or Marriott Vacations Worldwide common stock, as applicable, equal to the number of SARs being exercised, multiplied by the quotient of (a) the final value minus the base value, divided by (b) the final value.

We recognized compensation expense associated with SARs held by our employees of less than $1 million in 2011, and $1 million in each of 2010 and 2009. At year-end 2011 and year-end 2010, we had $3 million and less than $1 million, respectively, in deferred compensation costs related to SARs held by our employees. Upon the exercise of SARs held by our employees, Marriott International or Marriott Vacations Worldwide will issue shares from treasury shares or authorized shares, as applicable.

F–41

The following table shows the 2011 changes in outstanding Marriott Vacations Worldwide SARs issued to both Marriott International and Marriott Vacations Worldwide employees:

	Number of Shares	Weighted Average Exercise Price
Outstanding at year-end 2010	—	$—
Granted during 2011(1)	803,118	18
Exercised during 2011	(2,470)	16
Forfeited during 2011	(2,559)	20

Outstanding at year-end 2011	798,089	$18

(1)	Includes 263,746 SARs granted to our employees under the Marriott Vacations Worldwide Stock Plan, subsequent to the Spin-Off.

We use the Black-Scholes model to estimate the fair value of the stock options or SARs granted. For stock options or SARs granted under the Marriott Vacations Worldwide Stock Plan subsequent to the Spin-Off, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated based on the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants following the Spin-Off for the fiscal year ended 2011:

2011
Expected volatility	47.40%
Dividend yield	0.00%
Risk-free rate	1.38%
Expected term (in years)	6.25

Marriott International used a binomial method to estimate the fair value of the stock options or SARs granted, under which Marriott International calculated the weighted average expected stock option or SAR as the product of a lattice-based binomial valuation model that uses suboptimal exercise factors. Marriott International used historical data to estimate exercise behaviors for separate groups of retirement eligible and non-retirement eligible employees of our business.

The following table shows the assumptions used to estimate the fair value of stock options and SARs our employees were awarded under the Marriott International Stock Plan, prior to the Spin-Off, for 2011, 2010 and 2009:

	2011	2010	2009
Expected volatility	32%	32%	32%
Dividend yield	0.73%	0.71%	0.95%
Risk-free interest rate	3.4%	3.3%	2.2%
Expected term (in years)	8	7	7

In making these assumptions, Marriott International based risk-free interest rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which Marriott International converted to a continuously compounded rate. Marriott International based the expected volatility on the weighted-average historical volatility of the Marriott International Common Stock, with periods with atypical stock movement given a lower weight to reflect stabilized long-term mean volatility.

F–42

The differences in the assumptions used by Marriott International and by us to estimate fair value are a result of the Spin-Off and Marriott Vacations Worldwide operating as an independent company.

17. VARIABLE INTEREST ENTITIES

In accordance with the applicable accounting guidance for the consolidation of variable interest entities, we analyze our variable interests, including loans, guarantees and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. We also use our qualitative analyses to determine if we must consolidate a variable interest entity as its primary beneficiary.

Variable Interest Entities Related to Our Notes Receivable Securitizations

We periodically securitize, without recourse, through bankruptcy remote special purpose entities, notes receivable originated in connection with the sale of vacation ownership products. These notes receivable securitizations provide funding for us and transfer the economic risks and substantially all the benefits of the loans to third parties. In a notes receivable securitization, various classes of debt securities that the special purpose entities issue are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. We service the notes receivable. With each notes receivable securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized notes receivable or, in some cases, overcollateralization and cash reserve accounts.

Under GAAP as it existed before 2010, these entities met the definition of QSPEs, and we were not required to evaluate them for consolidation. We evaluated these entities for consolidation when we implemented the new Consolidation Standard in the first quarter of 2010. We created these entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them variable interest entities. We continue to service the notes receivable, transfer all proceeds collected to these special purpose entities, and retain rights to receive benefits that are potentially significant to the entities. Accordingly, we concluded under the new Consolidation Standard that we are the entities’ primary beneficiary and, therefore, may consolidate them. Please see Footnote No. 1, “Summary of Significant Accounting Policies,” for additional information, including the impact of initial consolidation of these entities.

The following table shows consolidated assets, that are collateral for the obligations of these variable interest entities, and consolidated liabilities included in our Balance Sheet at December 30, 2011.

($ in millions)	Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Notes receivable, net of reserves	$775	$135	$910
Interest receivable	5	1	6
Restricted cash	37	5	42

Total	$817	$141	$958

Consolidated Liabilities:
Interest payable	$2	$—	$2
Debt	729	118	847

Total	$731	$118	$849

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

F–43

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during fiscal year 2011:

($ in millions)	Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$125	$6	$131
Interest expense to investors	$43	$1	$44
Debt issuance cost amortization	$3	$1	$4

The following table shows cash flows between us and the notes receivable securitization variable interest entities:

($ in millions)	2011	2010
Cash inflows:
Net proceeds from notes receivable securitization	$—	$215
Principal receipts	209	231
Interest receipts	126	142

Total	335	588

Cash outflows:
Principal to investors	(214)	(230)
Optional repurchases of defaulted notes	(52)	(68)
Optional retirement clean-up call	(21)	(25)
Interest to investors	(44)	(53)

Total	(331)	(376)

Net Cash Flows	$4	$212

The following table shows cash flows between us and the warehouse credit facility variable interest entity:

($ in millions)	2011	2010
Cash inflows:
Net proceeds from notes receivable securitization	$122	$—
Principal receipts	10	—
Interest receipts	5	—

Total	137	—

Cash outflows:
Principal to investors	(8)	—
Optional repurchases of defaulted notes	—	—
Interest to investors	(1)	—

Total	(9)	—

Net Cash Flows	$128	$—

Under the terms of our notes receivable securitizations, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 10 to 20 percent of the transaction’s initial mortgage balance. We made voluntary repurchases of defaulted notes receivable of $52 million during 2011, $68 million during 2010 and $81 million during 2009. We also made voluntary repurchases of $24 million and $25 million of other non-defaulted notes receivable during 2011 and 2010, respectively, to retire previous notes receivable securitizations. Our maximum exposure to loss relating to the entities that own these notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.

F–44

Other Variable Interest Entities

In 2010, we completed the acquisition of the noncontrolling interest in an entity that develops and markets vacation ownership and residential products. We had previously concluded that the entity was a variable interest entity because the voting rights of the entity’s owners were not proportionate to the economic interests of the entity’s owners and we had consolidated the entity because we were the primary beneficiary. Following our acquisition of the noncontrolling interest, we determined that this now wholly owned entity was no longer a variable interest entity.

In 2010, we caused the sale of substantially all of the assets and liabilities of an entity whose equity was subject to a call option that we held, resulting in an $18 million gain (plus $3 million recorded in wholly owned entities) and net cash flow of $38 million (of a total $42 million in various entities). We had previously concluded that the entity, which holds property and land acquired for vacation ownership development that we operated as a hotel, was a variable interest entity because the equity investment at risk was not sufficient to permit it to finance its activities without additional support from other parties. We concluded we were the primary beneficiary because we had ultimate power to direct the activities that most significantly impacted the entity’s economic performance. Our involvement with the entity did not have a material effect on our financial performance or cash flows before 2010. Subsequent to the sale we no longer hold a call option on the equity and thus have no variable interest in this entity.

See Footnote No. 20, “Significant Investments,” for information pertaining to an equity method investee that is a variable interest entity.

18. RESTRUCTURING COSTS AND OTHER CHARGES

During the latter part of 2008, our business was negatively affected by the global downturn in market conditions and particularly the significant deterioration in the credit markets. These declines resulted in cancellation of development projects and reduced contract sales. In the fourth quarter of 2008, we put company-wide cost-saving measures in place in response to these declines. As part of the restructuring actions we began in 2008 and as a result of the continued deterioration in market conditions, we initiated further cost-saving measures in 2009 that resulted in restructuring costs of $44 million in 2009. We completed this restructuring in 2009 and have not incurred additional expenses in connection with these initiatives. We also recorded $29 million of other charges in 2009.

Severance

These various restructuring initiatives resulted in an overall reduction of 965 employees (the majority of whom were terminated by year-end 2008) across our business. We recorded a total workforce reduction charge of $14 million related primarily to severance and fringe benefits.

Facilities Exit Costs

As a result of workforce reductions, closure of sales centers and delays in filling vacant positions that were part of the restructuring, we ceased using certain leased facilities. We recorded a restructuring charge of approximately $5 million associated with these facilities, primarily related to non-cancelable lease costs in excess of estimated sublease income.

2009 Restructuring Costs

Total restructuring costs by segment for fiscal year 2009 are as follows:

($ in millions)	Severance	Facility Exit Related	Total
North America Segment	$10	$21	$31
Luxury Segment	1	2	3
Europe Segment	2	1	3
Asia Pacific Segment	2	5	7

Total	$15	$29	$44

F–45

2009 Other Charges

Total other charges by segment for fiscal year 2009 are as follows:

($ in millions)	Contract Cancellation Allowance	Residual Interest Valuation	Total
Luxury Segment	$9	$—	$9
Corporate and other	—	20	20

Total	$9	$20	$29

Contract Cancellation Allowances

Our Financial Statements reflect net contract cancellation allowances of $9 million in 2009, recorded based on our expectation that a portion of contract revenue and costs previously recorded for certain projects under the percentage-of-completion method will not be realized due to contract cancellations prior to closing. We had an equity method investment in one of these projects, and accordingly, we reflected $6 million of the $9 million in the Equity in (losses) earnings caption on our Statements of Operations. The remaining net $3 million of contract cancellation allowances consisted of a reduction in revenue, net of adjustments to product costs and other direct costs and was recorded in Sales of vacation ownership products, net and Cost of vacation ownership products on our Statements of Operations.

Residual Interests Valuation

The fair market value of our residual interests in securitized notes receivable declined in the first half of 2009 primarily due to an increase in the market rate of interest at which we discounted future cash flows to estimate the fair market value of the retained interests as well as a decrease in interest we receive because certain previously securitized notes receivable pools reached performance triggers. The increase in the market rate of interest reflected an increase in defaults caused by the continued deteriorating economic conditions. As a result of this change, we recorded an $11 million charge in the first quarter of 2009, which was partially offset by a $7 million favorable impact from changes in assumptions related to discount rate, defaults and prepayments in the second, third and fourth quarters of 2009. Eight previously securitized notes receivable pools reached performance triggers as a result of increased defaults (one pool in March 2009, six pools in April and May 2009, and one pool in December 2009). These performance triggers effectively redirected the excess spread we typically receive each month to accelerate returns to investors and resulted in $20 million in charges in the first half of 2009. In the 2009 second half, performance improved sufficiently in seven of the eight securitized notes receivable pools to cure the performance triggers, resulting in a $4 million benefit to residual interest. We recorded these charges in the Financing revenues caption on our Statements of Operations. The tables summarizing the changes to our Level 3 assets and liabilities which are measured at fair value on a recurring basis in Footnote No. 5, “Fair Value Measurements,” reflect the $20 million in total charges in 2009 on the “Included in earnings” line, which also reflects a partial offset due to other changes in the underlying assumptions that impact the fair value of the residual interests and the cure of the performance triggers in the 2009 second half.

F–46

Summary of Restructuring Costs and Liability

The following table provides additional information regarding our restructuring, including the balance of the liability at year-end 2011 and total costs incurred through the end of the restructuring in 2009:

($ in millions)	Severance	Facility Exit Related	Total
Restructuring Cost Liability at Year-End 2008	$11	$5	$16
2009 Restructuring Charges	15	29	44
Cash Payments in 2009	(21)	(7)	(28)
Non-Cash Adjustments in 2009	(1)	(9)	(10)

Restructuring Cost Liability at Year-End 2009	4	18	22
Cash Payments in 2010	(3)	(5)	(8)

Restructuring Cost Liability at Year-End 2010	1	13	14
Cash Payments in 2011	(1)	(4)	(5)

Restructuring Cost Liability at Year-End 2011	$—	$9	$9

Total Cumulative Restructuring Costs through 2009	$29	$34	$63

19. IMPAIRMENT CHARGES

In accordance with ASC 978, “Real Estate—Time-sharing Activities,” and ASC 360, “Property, Plant, and Equipment,” we have recorded impairment adjustments to inventory, property and equipment and one joint venture investment and related party notes receivable to adjust the carrying value of underlying assets to our estimate of its fair value when required.

($ in millions)	2011	2010	2009
Impairment Charge
Inventory impairment	$251	$1	$546
Property and equipment impairment	73	14	56
Other impairments	—	—	21

Total impairment charge	$324	$15	$623

Refer to Footnote No. 20, “Significant Investments,” for discussion of the impairment charges that impacted equity investments.

2009 Impairment Charges

We incurred total impairment charges during 2009 as follows:

($ in millions)	North America Segment	Luxury Segment	Europe Segment	Asia Pacific Segment	Corporate and Other	Total
Impairment Charge
Inventory impairment	$105	$391	$44	$6	$—	$546
Property and equipment impairment	3	31	7	8	7	56
Other impairments	—	19	—	2	—	21

Total impairment charge	$108	$441	$51	$16	$7	$623

F–47

In response to the difficult business conditions experienced by the vacation ownership and residential product development businesses, we evaluated our entire portfolio in 2009. In order to adjust our business strategy to reflect current market conditions at that time, we approved plans to take the following actions: (1) for our residential products projects, reduce prices, convert certain proposed projects to other uses, sell certain undeveloped land, and not pursue further company-funded residential development projects; (2) reduce prices for existing Luxury segment vacation ownership units; (3) continue short-term promotions for our North America segment vacation ownership business and defer the introduction of new projects and development phases; and (4) for our Europe segment resorts, continue promotional pricing and marketing incentives and not pursue further development. We designed these plans, which primarily related to residential products and vacation ownership resorts, to stimulate sales, accelerate cash flow and reduce investment spending.

We estimated the fair value of the underlying assets using probability-weighted cash flow models that reflected our expectations of future performance discounted at risk-free interest rates commensurate with the remaining life of the related projects, using the guidance specified in ASC 820. We used Level 3 inputs for our discounted cash flow analyses. Our assumptions included: growth rate and sales pace projections, additional pricing discounts resulting from the business decisions we made, development cancellations resulting in shorter project life cycles, marketing and sales cost estimates, and in certain instances alternative uses to comply with ASC 820’s highest and best use provisions. In some instances, we took into account appraisals, which we deemed to be Level 3 inputs, for the fair value of the underlying assets.

Other impairments primarily related to our anticipated fundings in conjunction with certain purchase commitments, a portion of which we did not expect to recover because the projected fair value of the assets to be purchased under the commitments would be below the amount we expect to fund. We measured the projected fair value of the assets using probability-weighted cash flow models with Level 3 inputs, in accordance with ASC 820. Our assumptions included: growth rate and sales pace projections, additional pricing discounts as a result of the business decisions made, marketing and sales cost estimates, and in certain instances alternative uses to comply with ASC 820’s highest and best use provisions.

The impairment charges were non-cash, other than $21 million of charges accrued for funding of future purchase commitments.

Software Development Write-off

In 2009, we recorded a non-cash impairment charge of $7 million for the write-off of capitalized software. We concluded that continued development of this software was not cost effective given continued cost savings initiatives associated with the challenging business environment and we will instead pursue alternative lower cost solutions.

2010 Impairment Charges

We incurred total impairment charges during 2010 as follows:

($ in millions)	Luxury Segment	Asia Pacific Segment	Total
Impairment Charge
Inventory impairment	$6	$—	$6
Property and equipment impairment	14	—	14
Other impairments (reversals)	—	(5)	(5)

Total impairment charge	$20	$(5)	$15

We estimated the fair value of the underlying assets using cash flow models that reflected our expectations of future performance discounted at varying rates to capture the inherent risk in each model.

In the fourth quarter of 2010, we decided to pursue the disposition of a golf course and related assets. In accordance with the guidance for the impairment of long-lived assets, we evaluated the property and related assets for recovery and in 2010 we recorded an impairment charge of $14 million to adjust the carrying value of the assets to our estimate of fair value. We estimated fair value using an income approach reflecting internally developed Level 3 discounted cash flows based on negotiations with a qualified prospective third-party purchaser of the asset. Further, we recorded $6 million of additional inventory impairment charges in our Luxury segment due to continued sluggish sales pace.

In the first quarter of 2010, we negotiated an amendment to a purchase commitment for vacation ownership units to be delivered to our Asia Pacific segment in 2011, resulting in a reversal of $5 million of a previously recorded impairment charge for anticipated funding in connection with the purchase commitment.

F–48

2011 Impairment Charges

We incurred total impairment charges during 2011 as follows:

($ in millions)	Luxury Segment	Europe Segment	Corporate and Other	Total
Impairment Charge
Inventory impairment	$111	$2	$138	$251
Property and equipment impairment	6	—	67	73

Total impairment charge	$117	$2	$205	$324

In preparation for the Spin-Off, management assessed the intended use of excess undeveloped land and built inventory and the current market conditions for those assets. During the third quarter of 2011, management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped land in the United States, Mexico, and the Bahamas over the next three years and to accelerate sales of excess built Luxury fractional and residential inventory over the next 18 to 24 months. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built Luxury inventory were less than their respective carrying values, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) under the “Impairment” caption.

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

Grouped by product type and/or geographic location, these impairment charges consisted of $117 million associated with nine Luxury fractional and mixed use properties, $2 million related to one project in our European vacation ownership business, and $205 million associated with Corporate and Other, including $199 million related to undeveloped land parcels associated with five vacation ownership properties and $6 million of software previously under development that will not be completed and used under our new strategy.

Additionally, we reclassified $52 million of these land parcels previously in our development plans from inventory to property and equipment.

We also reviewed the remainder of our inventory assets and determined that there were no other adjustments needed to our vacation ownership inventory, which is recorded at the lower of cost or fair value less cost to sell.

20. SIGNIFICANT INVESTMENTS

Significant Investment in One Joint Venture

We use the equity method of accounting for our investments in other companies over which we exercise significant influence and we include the net earnings of these investments as Equity in (losses) earnings on our Statements of Operations. Our investments in other companies consist primarily of an investment in and a note receivable due from a variable interest entity that develops and markets vacation ownership and residential products in Hawaii pursuant to a joint venture arrangement. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary, as power to direct the activities that most significantly impact economic performance of the entity is shared among the variable interest holders and, therefore, we do not consolidate the entity. In 2009, we fully impaired our equity investment in the entity and in certain notes receivable due from the entity. In 2010, the continued application of equity losses to our remaining outstanding notes receivable balance reduced its carrying value to zero. We may be required to fund up to an additional $13 million to this entity and do not expect to recover this amount, which we have accrued and included in other liabilities on our Balance Sheets. The funding liability meets the criteria of probable and reasonably estimable, in accordance with the guidance in ASC 450, “Contingencies,” at year-end 2011. We do not have any remaining exposure to loss related to this entity.

We loaned $12 million to the venture in 2009. We collected $6 million in 2009. Additionally we loaned $20 million, secured by a mortgage, to one of the participants in the venture in 2009 related to its acquisition of residential units from the venture. The $20 million loan was repaid in full during 2011.

F–49

In response to the difficult business conditions experienced by the vacation ownership and residential product development businesses, we evaluated our equity method investment in this variable interest entity in the third quarter of 2009. To adjust the business strategy to reflect current market conditions, on September 22, 2009, we, as the venture project’s marketing and sales agent, approved plans to reduce prices for the venture’s vacation ownership and residential products in order to stimulate sales, accelerate cash flow and reduce investment spending. As a result of this change in strategy, we impaired our equity method investment. We also reviewed the recoverability of loans made to the venture and our obligations related to the venture and recorded the following charges in Impairment Reversal (Charge) on Equity Investment:

($ in millions)	2011	2010	2009
Impairment Reversal (Charge) on Equity Investment
Joint venture impairment	$—	$—	$(71)
Loan impairment	—	—	(40)
Funding liability	4	11	(27)

Total impairment reversal (charge) on equity investment	$4	$11	$(138)

We estimated the fair value of our investment using probability-weighted cash flow models that reflected our expectations of future performance discounted at risk-free interest rates commensurate with the remaining life of the related projects, using the guidance specified in ASC 820. We used Level 3 inputs for our discounted cash flow analyses. Our assumptions included: growth rate and sales pace projections, additional pricing discounts resulting from the business decisions we made and marketing and sales cost estimates.

We fully reserved certain notes receivable in accordance with ASC 310, based on the present value of the notes receivable’s expected cash flows discounted at the notes receivable’s effective interest rates.

In the fourth quarter of 2010, we reversed $11 million of the $27 million funding liability we recorded in 2009 based on facts and circumstances surrounding the venture project, including progress on certain construction-related legal claims and potential funding of certain costs by one of the venture participants. In addition, the venture was unable to pay promissory notes that matured on December 31, 2010 and August 1, 2011. Subsequently, the lenders issued a notice of default to the venture. The venture continues to negotiate a consensual resolution. In the third quarter of 2011, we reversed an additional $4 million of the $27 million funding liability we recorded in 2009.

We provide marketing and sales, construction management, property management and accounting services to the venture. Fees for such services were $1 million in 2011, $2 million in 2010 and $5 million in 2009 and are included in Resort management and other services revenues of our Statements of Operations.

Other

We have other investments in (i) a venture that developed and sold vacation ownership products in Thailand and (ii) an ancillary operation in the United States. At each of year-end 2011 and 2010, our investments were $1 million and $1 million in total, respectively. We include the investments in Other within Assets on our Balance Sheets.

F–50

Impact of Investments

The consolidated results of operations and consolidated financial position of our equity method investees are summarized below:

($ in millions)	2011	2010	2009
Condensed Statements of Operations information:
Net revenue	$19	$11	$(47)
Cost of sales	(7)	(7)	29
Impairment	—	—	(210)
Loss from operations	(44)	(108)	(28)

Net loss	$(32)	$(104)	$(256)

	2011	2010
Condensed Balance Sheet information:

Current assets	$159	$163
Non-current assets	14	16

Total assets	$173	$179

Current liabilities	$26	$13
Non-current liabilities	352	338
Equity (deficit)	(205)	(172)

Total liabilities and equity	$173	$179

Equity in losses recognized on our Statements of Operations that were attributable to our significant investment is shown below:

($ in millions)	2011	2010	2009
Equity in losses of significant investment to Marriott Vacations Worldwide	$—	$(8)	$(12)

The total cash contributions to our equity method investees were $0 in each of 2011, 2010 and 2009. The total cash distributions from our equity method investees were $0 in 2011, $0 in 2010 and $1 million in 2009.

21. RELATED PARTY TRANSACTIONS

Effective upon the completion of the Spin-Off, Marriott Vacations Worldwide ceased to be a related party of Marriott International.

Through November 21, 2011 (the effective date of the Spin-Off), our expenses included allocations from Marriott International of costs associated with services provided by Marriott International to us including, but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect a reasonable allocation to us of the actual costs incurred to perform these services. These allocated costs were $23 million, $30 million and $25 million for the period from January 1, 2011 through date of Spin-Off, 2010 and 2009, respectively.

F–51

Marriott International allocated indirect general and administrative costs to us for certain functions and services provided to us by Marriott International, including, but not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support primarily on the basis of our proportion of Marriott International’s overall revenue. Accordingly, we were allocated $12 million for the period from January 1, 2011 through date of Spin-Off, $15 million in 2010 and $13 million in 2009 of Marriott International’s indirect general and corporate overhead expenses and have included these expenses in General and administrative expenses on our Statements of Operations.

Marriott International ceased allocating expenses to us after the Spin-Off on November 21, 2011. We determined that our relative revenue was a reasonable reflection of Marriott International time dedicated to the oversight of our historical business. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented.

Relationship Between Marriott Vacations Worldwide and Marriott International After the Spin-Off

For purposes of governing certain of the ongoing relationships between Marriott Vacations Worldwide and Marriott International at and after the Spin-Off, and to provide for an orderly transition, Marriott Vacations Worldwide and Marriott International have entered into the following agreements:

•

Separation and Distribution Agreement. This agreement sets forth the principal actions taken in connection with the Spin-Off. It also sets forth other agreements that govern certain aspects of our continued relationship with Marriott International following the Spin-Off. In accordance with the Separation and Distribution Agreement, we agreed that we had sufficient working capital as of the date of the distribution of our common stock to meet our anticipated needs, and that we would pay Marriott International $23 million within 120 days after the date of the distribution of our common stock, primarily to reimburse Marriott International for certain costs incurred in connection with the Spin-Off related to our new credit facilities and to implement and modify our information resource systems. The Separation and Distribution Agreement provides for the settlement or extinguishment of certain liabilities and the termination of certain agreements and understandings between us and Marriott International as of the distribution date for the Spin-Off. We and Marriott International each agreed to broad releases of the other company and its wholly owned subsidiaries and affiliates from claims against them arising out of events or actions occurring, or any conditions existing at or prior to, the distribution date. Each company also agreed in the Separation and Distribution Agreement to indemnify each other against certain liabilities in connection with the Spin-Off and our respective businesses.

•

License Agreements. These agreements grant us the exclusive right, for their respective terms, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate development business. The initial term of each of these agreements will expire on December 31, 2090. We may extend the initial term of each agreement by two additional terms of 30 years each if we meet specified sales thresholds and are not in breach of the agreement at the time of renewal. We pay royalty fees under the License Agreements equal to: (i) a fixed fee of $50 million per year, plus (ii) two percent of the gross sales price paid to us or our affiliates for initial developer sales of interests in vacation ownership units or units of accommodation in our residential real estate business, plus (iii) one percent of the gross sales price paid to us or our affiliates for resales of such interests, in each case that are identified with or use the licensed marks. The fixed fee will be increased every five years by 50 percent of an inflation index, compounded annually.

•

Noncompetition Agreement. This agreement generally prohibits Marriott International and its subsidiaries from engaging in the vacation ownership business and prohibits us and our subsidiaries from engaging in the hotel business until the earlier of November 21, 2021 or the termination of the Marriott License Agreement.

•

Marriott Rewards Affiliation Agreement. This agreement allows us to continue to participate in the Marriott Rewards customer loyalty program following the Spin-Off; this participation includes the ability to purchase and use Marriott Rewards Points in connection with our Marriott-branded vacation ownership business. The Marriott Rewards Affiliation Agreement is coterminous with the Marriott License Agreement. We include the estimated cost of future redemptions of points that Marriott International issues on our behalf (approximately $102 million in 2011, $75 million in 2010 and $91 million in 2009) in the Liability for Marriott Rewards loyalty program caption of our Balance Sheets.

F–52

•

Tax Sharing and Indemnification Agreement. This agreement describes the methodology for allocating between Marriott International and ourselves responsibility for federal, state, local and foreign income and other taxes relating to taxable periods before and after the Spin-Off. This agreement also provides that if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service in connection with the Spin-Off, taxes imposed on Marriott International or that it incurs as a result of such failure will be allocated between Marriott International and us, and each company will indemnify and hold harmless the other from and against the taxes so allocated.

•

Employee Benefits and Other Employment Matters Allocation Agreement. This agreement sets forth our agreement with Marriott International on the allocation of employees and obligations and responsibilities for compensation, benefits and labor matters, including, among other things, the treatment of outstanding awards under the Marriott International, Inc. Stock and Cash Incentive Plan, deferred compensation obligations, retirement plans and medical and other welfare benefit plans.

•

Transition Services Agreements. We entered into an Omnibus Transition Services Agreement, a Payroll Services Agreement, a Human Resources and Internal Communications Transition Services Agreement and an Information Resources Transition Services Agreement with Marriott International. Under these transition services agreements, Marriott International or certain of its subsidiaries agree to provide us with certain services for a limited time to help ensure an orderly transition following the Spin-Off. These agreements generally have terms of up to 24 months. We may terminate any transition service upon prior notice to Marriott International, generally 120 days in advance of the service termination date. The charge for transition services is intended to allow Marriott International to recover its direct and indirect costs incurred in providing those services.

•

Other Agreements. We also entered into other agreements with Marriott International that govern our relationship following the Spin-Off. These agreements, which are of varying duration, include agreements under which we provide telemarketing services to Marriott International, various subleases and other arrangements regarding the use of space, and agreements for the provision of services such as medical, payroll and other services at our properties. We also entered into agreements for the provision of transition services in addition to those described above, including services we provide to Marriott International in connection with business operations located in our headquarters facility and services Marriott International will provide to us in connection with the relocation of employees. In addition, we entered into agreements with Marriott International and certain third parties that provide services to Marriott International pursuant to which those third parties agreed to continue to provide such services to us for specified periods following the Spin-Off.

Because the terms of these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

All significant intercompany transactions between us and Marriott International were included in our historical financial statements and are considered to be effectively settled at the time of the Spin-Off. The total net effect of the settlement of these intercompany transactions is reflected in the Statements of Cash Flows as a financing activity and in the Balance Sheets as “Divisional Equity” as of and for the period ending at the date of Spin-Off.

22. BUSINESS SEGMENTS

We operate in four business segments:

•

In our North America segment, we develop, market, sell and manage vacation ownership products under the Marriott Vacation Club and Grand Residences by Marriott brands in the United States and the Caribbean. We also develop, market, sell and manage resort residential real estate located within our vacation ownership developments under the Grand Residences by Marriott brand.

•

In our Luxury segment, we develop, market, sell and manage luxury vacation ownership products under the Ritz-Carlton Destination Club brand. We also sell whole ownership luxury residential real estate under the Ritz-Carlton Residences brand.

•	In our Europe segment, we develop, market, sell and manage vacation ownership products in several locations in Europe.

•

In our Asia Pacific segment, we operate Marriott Vacation Club, Asia Pacific, a right-to-use points program we introduced in 2006 that we specifically designed to appeal to vacation preferences of the Asian market, as well as a weeks-based right-to-use product originally introduced in 2001.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses. We do not allocate corporate interest expense or other financing expenses to our segments. Prior to 2010, we included notes receivable securitization gains/(losses)

F–53

in our Financing revenues on our Statements of Operations. Due to our adoption of the new Consolidation Standard, we no longer account for notes receivable securitizations as sales but rather as secured borrowings and therefore, we did not recognize a gain or loss on the 2011 or 2010 notes receivable securitizations nor do we expect to recognize gains or losses on future notes receivable securitizations. We include interest income specific to segment activities within the appropriate segment. We allocate other gains and losses, equity in earnings or losses from our joint ventures, general and administrative expenses, and income or losses attributable to noncontrolling interests to each of our segments. Corporate and other represents that portion of our revenues, general, administrative and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

Revenues

($ in millions)	2011	2010	2009
North America	$1,272	$1,251	$1,195
Luxury	114	103	127
Europe	135	134	122
Asia Pacific	92	96	93

Total segment revenues	1,613	1,584	1,537
Corporate and other	—	—	59

	$1,613	$1,584	$1,596

Net (Loss) Income

($ in millions)	2011	2010	2009
North America	$263	$280	$(2)
Luxury	(130)	(47)	(630)
Europe	12	15	(49)
Asia Pacific	3	29	(26)

Total segment financial results	148	277	(707)
Corporate and other	(362)	(165)	(56)
Benefit (provision) for income taxes	36	(45)	231

	$(178)	$67	$(532)

Net Losses Attributable to Noncontrolling Interests

($ in millions)	2011	2010	2009
Luxury	$—	$—	$11

Equity in Losses of Equity Method Investees

($ in millions)	2011	2010	2009
Luxury	$—	$(8)	$(12)

F–54

Depreciation

($ in millions)	2011	2010	2009
North America	$10	$14	$15
Luxury	3	3	4
Europe	3	3	4
Asia Pacific	1	2	2

Total segment depreciation	17	22	25
Corporate and other	16	13	17

	$33	$35	$42

Assets

($ in millions)	At Year-End 2011	At Year-End 2010
North America	$2,169	$2,471
Luxury	185	417
Europe	134	145
Asia Pacific	103	108

Total segment assets	2,591	3,141
Corporate and other	255	501

	$2,846	$3,642

Equity Method Investments

($ in millions)	At Year-End 2011	At Year-End 2010
North America	$—	$—
Asia Pacific	1	1

Total segment equity method investments	1	1
Corporate and other	—	—

	$1	$1

Capital Expenditures

($ in millions)	2011	2010	2009
North America	$113	$100	$247
Luxury	5	120	54
Europe	5	7	18
Asia Pacific	3	2	9

Total segment capital expenditures	126	229	328
Corporate and other	9	9	9

	$135	$238	$337

F–55

Our Financial Statements include the following items related to operations located outside the United States (which are predominately related to our Europe and Asia Pacific segments):

•	Revenues, excluding reimbursed costs, of $288 million in 2011, $274 million in 2010 and $263 million in 2009; and

•

Fixed assets of $96 million in 2011 and $124 million in 2010. For year-end 2011 and year-end 2010, fixed assets located outside the United States are included within the “Property and equipment” caption in our Balance Sheets.

23. QUARTERLY RESULTS (UNAUDITED)

($ in millions, except per share data)	Fiscal Year 2011(1)(2)(3)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$371	$380	$378	$484	$1,613

Expenses	$(338)	$(352)	$(684)	$(459)	$(1,833)

Net income (loss)	$19	$16	$(221)	$8	$(178)
Net income attributable to non-controlling interests, net of tax	—	—	—	—	—

Net income (loss) attributable to Marriott Vacations Worldwide	$19	$16	$(221)	$8	$(178)

Basic earnings (loss) per share attributable to Marriott Vacations Worldwide shareholders	$0.58	$0.47	$(6.57)	$0.24	$(5.29)

Diluted earnings (loss) per share attributable to Marriott Vacations Worldwide shareholders	$0.58	$0.47	$(6.57)	$0.23 (4)	$(5.29)

	Fiscal Year 2010(1)(2)(3)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$371	$374	$360	$479	$1,584

Expenses	$(347)	$(343)	$(328)	$(478)	$(1,496)

Net income	$11	$19	$19	$18	$67
Net income attributable to non-controlling interests, net of tax	—	—	—	—	—

Net income attributable to Marriott Vacations Worldwide	$11	$19	$19	$18	$67

Basic earnings per share attributable to Marriott Vacations Worldwide shareholders	$0.33	$0.55	$0.57	$0.54	$2.00

Diluted earnings per share attributable to Marriott Vacations Worldwide shareholders	$0.33	$0.55	$0.57	$0.54	$2.00

(1)	The quarters consisted of 12 weeks, except for the fourth quarters of 2011 and 2010, which consisted of 16 weeks.
(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.
(3)	The weighted average number of shares outstanding for purposes of calculating both basic and diluted earnings (loss) per share for all periods presented except the fourth quarter of fiscal year 2011 is 33.7 million shares.
(4)	As discussed in Footnote No. 16, “Share-Based Compensation,” we issued equity awards that qualify as common stock equivalents in connection with and after the Spin-Off resulting in a weighted average number of shares outstanding of 34.2 million for purposes of calculating diluted earnings (loss) per share.

F–56