Form 10-Q
period 2012-03-23
Marriott Vacations Worldwide Corp
filed 2012-05-03
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of April 27, 2012 was 34,271,194.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
REVENUES
Sales of vacation ownership products	$134	$143
Resort management and other services	54	51
Financing	36	41
Rental	56	49
Other	6	6
Cost reimbursements	86	81

TOTAL REVENUES	372	371

EXPENSES
Costs of vacation ownership products	48	55
Marketing and sales	74	73
Resort management and other services	44	44
Financing	6	6
Rental	48	47
Other	2	1
General and administrative	21	19
Interest	13	12
Royalty fee	13	—
Cost reimbursements	86	81

TOTAL EXPENSES	355	338

INCOME BEFORE INCOME TAXES	17	33
Provision for income taxes	(8)	(14)

NET INCOME	$9	$19

Basic earnings per share	$0.25	$0.58

Shares used in computing basic income per share	34.0	33.7

Diluted earnings per share	$0.24	$0.58

Shares used in computing diluted income per share	35.7	33.7

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
Net income	$9	$19
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4	—

Total other comprehensive income, net of tax	4	—

COMPREHENSIVE INCOME	$13	$19

See notes to the Interim Consolidated Financial Statements.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	(Unaudited) March 23, 2012	December 30, 2011
ASSETS

Cash and cash equivalents	$77	$110
Restricted cash (including $34 and $42 from VIEs, respectively)	59	81
Accounts and contracts receivable (including $5 and $0 from VIEs, respectively)	110	105
Notes receivable (including $842 and $910 from VIEs, respectively)	1,110	1,149
Inventory	932	959
Property and equipment	282	285
Other (including $0 and $6 from VIEs, respectively)	151	157

Total Assets	$2,721	$2,846

LIABILITIES AND EQUITY

Accounts payable	$89	$145
Advance deposits	42	46
Accrued liabilities (including $1 and $0 from VIEs, respectively)	121	121
Deferred revenue	27	29
Payroll and benefits liability	52	55
Liability for Marriott Rewards loyalty program	215	225
Deferred compensation liability	47	47
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $771 and $847 from VIEs, respectively)	774	850
Other (including $0 and $2 from VIEs, respectively)	96	76
Deferred taxes	70	78

Total Liabilities	1,573	1,712

Contingencies and Commitments (Note 8)

Preferred stock – $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $.01 par value; 100,000,000 shares authorized; 34,221,695 and 33,845,700 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,118	1,117
Accumulated other comprehensive income	23	19
Retained earnings (deficit)	7	(2)

Total Equity	1,148	1,134

Total Liabilities and Equity	$2,721	$2,846

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
OPERATING ACTIVITIES
Net income	$9	$19
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7	8
Amortization of debt issuance costs	2	1
Provision for loan losses	9	7
Share-based compensation	3	2
Deferred income taxes	(8)	9
Net change in assets and liabilities:
Accounts and contracts receivable	(4)	13
Notes receivable	31	35
Inventory	28	27
Other assets	5	(15)
Accounts payable, advance deposits and accrued liabilities	(60)	(25)
Liability for Marriott Rewards loyalty program	(10)	(5)
Deferred revenue	(2)	(14)
Payroll and benefit liabilities	(3)	(25)
Deferred compensation liability	—	(2)
Other liabilities	18	14

Net cash provided by operating activities	25	49

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(3)	(6)
Decrease in restricted cash	22	10

Net cash provided by investing activities	19	4

FINANCING ACTIVITIES
Repayment of debt related to securitizations	(76)	(72)
Repayment of third party debt	—	(2)
Proceeds from stock option exercises	2	—
Payment of withholding taxes on vesting of restricted stock units	(3)	—
Net contribution from Marriott International	—	24

Net cash used in financing activities	(77)	(50)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33)	3
CASH AND CASH EQUIVALENTS, beginning of period	110	26

CASH AND CASH EQUIVALENTS, end of period	$77	$29

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Our business is grouped into four reportable segments: North America, Luxury, Europe and Asia Pacific. We operate 64 properties in the United States and eight other countries and territories.

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

Prior to the Spin-Off, Marriott International completed an internal reorganization to contribute its non-U.S. and U.S. subsidiaries that conducted its vacation ownership business to Marriott Vacations Worldwide, a newly formed wholly owned subsidiary of Marriott International; the contributed subsidiaries included Marriott Ownership Resorts, Inc., which does business under the name Marriott Vacation Club International. The distribution of Marriott Vacations Worldwide common stock was made on November 21, 2011, with Marriott International shareholders receiving one share of Marriott Vacations Worldwide common stock for every ten shares of Marriott International common stock held as of the close of business Eastern time on the record date of November 10, 2011. Fractional shares of Marriott Vacations Worldwide common stock were not distributed; any fractional share of Marriott Vacations Worldwide common stock otherwise issuable to a Marriott International shareholder was sold in the open market on such shareholder’s behalf, with such shareholders receiving a cash payment in lieu of such fractional share.

In connection with the Spin-Off, we entered into the Separation and Distribution Agreement and several other agreements which govern the ongoing relationship between Marriott Vacations Worldwide and Marriott International. See Footnote No. 13 “Related Party Transactions,” for further information on the ongoing relationship with Marriott International.

Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements presented herein, and discussed below, include 100 percent of the assets, liabilities, revenues, expenses and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities for which Marriott Vacations Worldwide is the primary beneficiary in accordance with the consolidation accounting guidance. Through the date of the Spin-Off, these interim financial statements present the historical consolidated results of operations, financial position and cash flows of the Marriott Vacations Worldwide business that now comprises our operations. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Through the date of the Spin-Off, the interim consolidated financial statements presented herein, and discussed below, were prepared on a stand-alone basis and were derived from the interim consolidated financial statements and accounting records of Marriott International. These interim consolidated financial statements were prepared as if the reorganization described under “Our Spin-Off from Marriott International, Inc.” above had taken place as of the earliest period presented. The interim consolidated financial statements reflect our historical financial position, results of operations and cash flows as we have historically operated, in conformity with United States Generally Accepted Accounting Principles (“GAAP”). All significant intracompany transactions and accounts within these interim consolidated financial statements have been eliminated.

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

We refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.”

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the quarter ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2012 First Quarter	March 23, 2012
2011 First Quarter	March 25, 2011

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 23, 2012 and December 30, 2011, and the results of our operations and cash flows for the twelve weeks ended March 23, 2012 and March 25, 2011. Interim results may not be indicative of fiscal year performance because of, among other reasons, seasonal and short-term variations.

These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our disclosures are adequate to make the information presented not misleading, you should read these interim Financial Statements in conjunction with the audited annual Consolidated Financial Statements and notes to those Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

All significant transactions between us and Marriott International have been included in these Financial Statements. The total net effect of the settlement of these intercompany transactions prior to the Spin-Off is reflected in the Cash Flows as a financing activity. In connection with the Spin-Off, we completed certain transactions with Marriott International related to our separation from Marriott International, which resulted in a net reduction to our equity of approximately $500 million. These transactions primarily consisted of the reversal of our deferred tax assets, which were retained by Marriott International following the Spin-Off, and establishment of deferred tax liabilities. Retained earnings represents the results of operations subsequent to November 20, 2011.

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

Marriott International uses a centralized approach to U.S. domestic cash management and financing of its operations. Prior to the Spin-Off, the majority of our domestic cash was transferred to Marriott International daily and Marriott International funded our operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Marriott International at the corporate level were not allocated to us for any of the periods prior to the Spin-Off presented. Prior to the Spin-Off, cash and cash equivalents in our Balance Sheets primarily represented cash held locally by international entities included in our Financial Statements. We reflected transfers of cash to and from Marriott International’s domestic cash management system as a component of Divisional Equity on the Balance Sheets. We included debt incurred from our limited direct financing and historical notes receivable securitizations on our Balance Sheets, as this debt is specific to our business. Marriott International did not allocate a portion of its external senior debt interest cost to us since none of the external senior debt recorded by Marriott International was directly related to our business. We also did not include any interest expense for cash advances from Marriott International since historically Marriott International did not allocate any interest expense related to intercompany advances to any of the historical Marriott International divisions.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, inventory valuation, property and equipment valuation, loan loss reserves, Marriott Rewards customer loyalty program liabilities, equity-based compensation, income taxes and loss contingencies. Actual amounts may differ from these estimated amounts.

We have reclassified certain prior year amounts to conform to our 2012 presentation.

Restatement of Prior Year Cash Flow Activity Classification

While preparing our Cash Flows for the year ended December 30, 2011, we discovered errors in the presentation of certain items within our prior periods. Consequently, we have restated the accompanying Cash Flows for the twelve weeks ended March 25, 2011, appearing herein, from amounts previously reported to correct the prior period misstatements for these classification errors. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are immaterial to our individual prior period Financial Statements.

The tables below summarize the effect of the restatement of the previously reported Cash Flow activities for the twelve weeks ended March 25, 2011.

	For the Twelve Weeks Ended March 25, 2011
($ in millions)	As Previously Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Share-based compensation	$—	$2	$2
All other, including working capital changes	1	(12)	(11)
Net cash provided by operating activities	$59	$(10)	$49

INVESTING ACTIVITIES
Decrease in restricted cash	$—	$10	$10
Net cash (used in) provided by investing activities	$(6)	$10	$4

New Accounting Standards

Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”) – Provisions Effective in the 2011 First Quarter

Certain provisions of ASU No. 2010-06 became effective during our first quarter of 2011. Those provisions, which amended Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the prior aggregate presentation as a single line item. The adoption did not have a material impact on our Financial Statements or disclosures.

Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 became effective during our first quarter of 2012. The adoption of this update did not have a material impact on our Financial Statements.

Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) and Accounting Standards Update No. 2011-12 – “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU No. 2011-12”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-12 defers until further notice ASU No. 2011-05’s requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and both ASU No. 2011-05 and ASU No. 2011-12 became effective during our first quarter of 2012. The adoption of these updates changed the order in which certain financial statements are presented and has required us to provide additional detail on those financial statements, but did not have any substantive impact on our Financial Statements.

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

On November 21, 2011, we entered into a Tax Sharing and Indemnification Agreement with Marriott International (the “Tax Sharing and Indemnification Agreement”), which governs the methodology for allocating responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”), taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide and each will indemnify and hold harmless the other from and against the taxes so allocated.

In addition, under the Tax Sharing and Indemnification Agreement, Marriott International is allocated the responsibility and payment of taxes for taxable income prior to Spin-Off and we are allocated the responsibility and payment of taxes for taxable income subsequent to Spin-Off.

We had unrecognized tax benefits of $2 million at each of March 23, 2012 and December 30, 2011, that, if recognized, would have impacted our effective tax rate.

As a large taxpayer, Marriott International is continuously under audit by the IRS and other taxing authorities. Marriott Vacations Worldwide has joined in the Marriott International U.S. Federal tax consolidated filing for tax years 2009, 2010 and a portion of 2011 up to the date of the Spin-Off. The IRS has examined Marriott International’s federal income tax returns, and it has settled all issues for the tax years through 2009. Marriott International participated in the IRS Compliance Assurance Program for the 2011 and 2010 tax years. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period. Pursuant to the Tax Sharing and Indemnification Agreement, Marriott International is liable and shall pay the relevant tax authority for all taxes related to the taxable income prior to the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities.

3. NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	March 23, 2012	December 30, 2011
Vacation ownership notes receivable – securitized	$842	$910
Vacation ownership notes receivable – non-securitized	268	239

Total vacation ownership notes receivable	$1,110	$1,149

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2012	$56	$92	$148
2013	35	115	150
2014	28	120	148
2015	23	117	140
2016	23	109	132
Thereafter	103	289	392

Balance at March 23, 2012	$268	$842	$1,110

Weighted average stated interest rate at March 23, 2012	11.5%	13.1%	12.6%
Range of stated interest rates at March 23, 2012	0.0% to 19.5%	6.1% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable of $35 million and $39 million for the twelve weeks ended March 23, 2012 and March 25, 2011, respectively, in our Statements of Operations in the Financing revenues caption. Of the $35 million of interest income we recognized from these loans in the first quarter of 2012, $28 million was associated with securitized notes receivable and $7 million was associated with non-securitized notes receivable. Of the $39 million of interest income we recognized from these vacation ownership notes receivable in the first quarter of 2011, $32 million was associated with securitized notes receivable and $7 million was associated with non-securitized notes receivable.

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the first quarter of 2012:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Balance at year-end 2011	$104	$67	$171
Provision for loan losses (1)	2	7	9
Clean-up call (2)	1	(1)	—
Write-offs	(11)	—	(11)
Defaulted notes receivable repurchase activity (3)	10	(10)	—

Balance at March 23, 2012	$106	$63	$169

(1)	Includes $3 million provision for defaulted securitized vacation ownership notes receivable repurchased subsequent to March 23, 2012.
(2)	Refers to our voluntary repurchase of previously securitized non-defaulted notes receivable to retire previous notes receivable securitizations.
(3)	Decrease in securitized reserve and increase in non-securitized reserve was attributable to the transfer of the reserve when we repurchased the notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when notes receivable are less than 90 days past due. We do not accept payments for notes receivable during the foreclosure process unless the amount is sufficient to pay all principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.75 percent and 7.71 percent as of March 23, 2012 and December 30, 2011, respectively. An increase of 0.5 percent in the estimated default rate would have resulted in an increase in our allowance for credit losses of $6 million as of both March 23, 2012 and December 30, 2011.

The following table shows our recorded investment in non-accrual notes receivable, which are notes receivable that are 90 days or more past due.

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in notes receivable on non-accrual status at March 23, 2012	$89	$15	$104
Investment in notes receivable on non-accrual status at year-end 2011	$90	$11	$101
Average investment in notes receivable on non-accrual status during the first quarter of 2012	$90	$13	$103
Average investment in notes receivable on non-accrual status during the first quarter of 2011	$108	$17	$125

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of March 23, 2012:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31–90 days past due	$13	$23	$36
91–150 days past due	6	12	18
Greater than 150 days past due	83	3	86

Total past due	102	38	140
Current	272	867	1,139

Total vacation ownership notes receivable	$374	$905	$1,279

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 30, 2011:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31–90 days past due	$11	$24	$35
91–150 days past due	8	11	19
Greater than 150 days past due	82	—	82

Total past due	101	35	136
Current	242	942	1,184

Total vacation ownership notes receivable	$343	$977	$1,320

4. FINANCIAL INSTRUMENTS

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

($ in millions)	At March 23, 2012		At December 30, 2011
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable – securitized	$842	$997	$910	$1,061
Vacation ownership notes receivable – non-securitized	268	282	239	245

Total financial assets	$1,110	$1,279	$1,149	$1,306

Non-recourse debt associated with securitized notes receivable	$(662)	$(689)	$(729)	$(750)
Warehouse credit facility	(109)	(108)	(118)	(116)
Other debt	(3)	(3)	(3)	(3)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(40)	(40)	(40)
Liability for Marriott Rewards loyalty program	(215)	(197)	(225)	(206)
Other liabilities	(29)	(31)	(29)	(32)

Total financial liabilities	$(1,058)	$(1,068)	$(1,144)	$(1,147)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

We bifurcate our non-securitized notes receivable into two pools as follows:

($ in millions)	At March 23, 2012		At December 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable – eligible for securitization	$79	$93	$41	$47
Vacation ownership notes receivable – not eligible for securitization	189	189	198	198

Total vacation ownership notes receivable – non-securitized	$268	$282	$239	$245

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

Warehouse Credit Facility

We internally generate cash flow estimates by modeling all funding activity for our $300 million, non-recourse warehouse credit facility (the “Warehouse Credit Facility”) with consideration given to the collateral pledged to date. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and structural factors, which we use to estimate the projected cash flows. The discount rate used to calculate the fair value of these cash flows is composed of the market swap rate for the specific average life of the cash flows plus a credit spread. Because the Warehouse Credit Facility debt is not traded in the market, we use a credit spread which is the average of indicative credit spreads obtained from investment banks on our securitized debt for the particular rating that the Warehouse Credit Facility is structured to achieve.

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

5. EARNINGS PER SHARE

Basic income per common share is calculated by dividing net income attributable to Marriott Vacations Worldwide common shareholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted income per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income per common share by application of the treasury stock method.

On November 21, 2011, we ceased to be a subsidiary of Marriott International and became an independent publicly traded company. On the distribution date of November 21, 2011, Marriott International distributed 33.7 million shares of $.01 par value Marriott Vacations Worldwide common stock to Marriott International’s shareholders of record as of the close of business Eastern time on the record date of November 10, 2011. This share amount is utilized for the calculation of basic income per common share for the first quarter of 2011 because all 100 shares of our common stock outstanding prior to November 21, 2011 were held by Marriott International. For the first quarter of 2011, the same number of shares is being used for diluted income per common share as for basic income per common share as no dilutive securities were outstanding for any prior period.

For 2011, in determining the weighted average number of common shares outstanding for basic income per common share, we assumed 33.7 million shares were outstanding for the period from January 1, 2011 through March 25, 2011.

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Twelve Weeks Ended
(in millions, except per share amounts)	March 23, 2012 (1)	March 25, 2011
Computation of Basic Earnings Per Share
Net income	$9	$19
Weighted average shares outstanding	34.0	33.7
Basic Earnings per share	$0.25	$0.58
Computation of Diluted Earnings Per Share
Net income	$9	$19
Weighted average shares outstanding	34.0	33.7
Effect of dilutive securities
Employee stock option and SARs	0.9	—
Restricted stock units	0.8	—
Shares for diluted earnings per share	35.7	33.7
Diluted earnings per share	$0.24	$0.58

(1)

Approximately 84,433 shares of common stock issuable upon the vesting of certain performance-based awards were not included in the computations of diluted earnings per share for the first quarter of 2012 because the performance conditions required for such shares to vest were not achieved by the end of the reporting period.

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings.

In accordance with the applicable accounting guidance for calculating earnings per share, we did not include 103,568 options and SARs with exercise prices ranging from $23.46 to $28.16 in our calculation of diluted earnings per share for the twelve week period ended March 23, 2012, because those exercise prices were greater than the average market prices for the applicable period.

6. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At March 23, 2012	At December 30, 2011
Finished goods	$519	$448
Work-in-progress	115	215
Land and infrastructure	292	290

Real estate inventory	926	953
Operating supplies and retail inventory	6	6

	$932	$959

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value.

7. PROPERTY AND EQUIPMENT

The following table details the composition of our property and equipment balances:

($ in millions)	At March 23, 2012	At December 30, 2011
Land	$152	$152
Buildings and leasehold improvements	223	227
Furniture and equipment	279	271
Construction in progress	5	9

	659	659
Accumulated depreciation	(377)	(374)

	$282	$285

8. CONTINGENCIES AND COMMITMENTS

Guarantees

We issue guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products for the Luxury and Asia Pacific segments. The terms of guarantees to lenders generally require us to fund if the purchaser fails to pay under the term of its note payable. Prior to the Spin-Off, Marriott International guaranteed our performance under these arrangements. Subsequent to the Spin-Off, Marriott International continues to hold a standby letter of credit related to the Asia Pacific segment guarantee. If Marriott International is required to fund any draws by lenders under this letter of credit it would seek recourse from Marriott Vacations Worldwide. Marriott International no longer guarantees our performance with respect to third-party financing for sales of products in the Luxury segment. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as notes mature or are repaid. The terms of the underlying notes extend to 2022.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions)	Maximum Potential	Liability for Expected
Segment	Amount of Future Fundings at March 23, 2012	Future Fundings at March 23, 2012
Asia Pacific	$22	$—
Luxury	3	1

Total guarantees where we are the primary obligor	$25	$1

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

Commitments and Letters of Credit

In addition to the guarantees we note in the preceding paragraphs, as of March 23, 2012, we had the following commitments outstanding:

•

A commitment for $18 million (HK$141 million) to purchase vacation ownership units upon completion of construction for sale in our Asia Pacific segment. We previously made deposits of $11 million in conjunction with this commitment, and we paid the remaining $7 million into escrow in the second quarter of 2012.

•	$2 million (€ million) of other purchase commitments that we expect to fund over the next two years, as follows: $1 million in each of 2013 and 2014.

•

We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments under these contracts were $3 million, which we expect will be paid in 2012.

•	Commitments to subsidize vacation ownership associations were $6 million which we expect will be paid in 2012.

Surety bonds issued as of March 23, 2012 totaled $100 million, the majority of which were requested by federal, state or local governments related to our operations.

Additionally, at March 23, 2012, we had $5 million of letters of credit outstanding under our four-year $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $133 million, of which $9 million is included within liabilities on our Balance Sheet. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

9. DEBT

The following table provides detail on our debt balances:

($ in millions)	At March 23, 2012	At December 30, 2011
Non-recourse debt associated with securitized notes receivable, interest rates ranging from 3.64% to 7.20% (weighted average interest rate of 5.11%) (1)	$662	$729
Warehouse credit facility (effective interest rate of 2.07%) (1)	109	118
Revolving corporate credit facility	—	—
Other	3	3

	$774	$850

(1)	Interest rates are as of March 23, 2012.

See Footnote No. 12, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured. Although no amounts were borrowed at March 23, 2012 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors of that facility, in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions) Debt Principal Payments Year	Non-Recourse Debt	Warehouse Credit Facility	Other Debt	Total
2012	$85	$12	$—	$97
2013	109	97	—	206
2014	115	—	—	115
2015	109	—	—	109
2016	95	—	—	95
Thereafter	149	—	3	152

Balance at March 23, 2012	$662	$109	$3	$774

As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $10 million in the first quarter of 2012 and $13 million in the first quarter of 2011.

Non-Recourse Debt Associated with Securitized Notes Receivable

Each of our securitized notes receivable pools is subject to various triggers relating to the performance of the underlying notes receivable. If a pool of securitized notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (related to the interests we retained) to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the first quarter of 2012, one pool that had reached a performance trigger at year-end 2011 returned to meeting performance thresholds, while two other pools reached performance triggers. At the end of the first quarter of 2012, there was only one pool remaining that did not meet performance thresholds. As a result of performance triggers, a total of $1 million in cash of excess spread was redirected to accelerate principal payments to investors during the first quarter of 2012. As of March 23, 2012, we had 10 securitized notes receivable pools outstanding.

10. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. At March 23, 2012, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

11. SHARE-BASED COMPENSATION

A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Marriott Vacations Worldwide Stock Plan”). As of March 23, 2012, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan.

For share-based awards with service-only vesting conditions, we measure compensation expense related to share-based payment transactions with our employees and non-employee directors at fair value on the grant date and recognize this expense in the Statement of Operations over the vesting period during which the employees provide service in exchange for the award. For share-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not recognized until it is probable that the corresponding performance condition will be achieved.

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $3 million and $2 million for the twelve weeks ended March 23, 2012 and March 25, 2011 respectively. Deferred compensation costs related to unvested awards held by our employees totaled $23 million and $18 million at March 23, 2012 and March 25, 2011 respectively.

RSUs

Marriott Vacations Worldwide granted 215,109 RSUs during the first quarter of 2012 to our employees, and those units generally vest over four years in annual installments commencing one year after the date of grant. RSUs granted in the first quarter of 2012 had a weighted average grant-date fair value of $23.

During the first quarter of 2012, we granted RSUs with performance-based vesting criteria to key members of management. The number of RSUs earned, if any, will be determined following the end of a three year performance period based upon our cumulative achievement over that period with respect to specific quantitative operating financial measures. The maximum amount of RSUs that are subject to vesting is approximately 170,000.

SARs

Marriott Vacations Worldwide granted 1,404 SARs during the first quarter of 2012 to a non-employee director. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. These SARs vested immediately and had a weighted average grant-date fair value of $14 and a weighted average exercise price of $27.

We use the Black-Scholes model to estimate the fair value of the stock options or SARs granted. For SARs granted under the Marriott Vacations Worldwide Stock Plan in the first quarter of 2012, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated based on the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants during the first quarter of 2012:

Expected volatility	54.30%
Dividend yield	0.00%
Risk-free rate	1.38%
Expected term (in years)	6.25

12. VARIABLE INTEREST ENTITIES

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

We created these entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them variable interest entities. We continue to service the notes receivable, transfer all proceeds collected to these special purpose entities, and retain rights to receive benefits that are potentially significant to the entities. Accordingly, we concluded that we are the entities’ primary beneficiary and, therefore, may consolidate them.

The following table shows consolidated assets, that are collateral for the obligations of these variable interest entities, and consolidated liabilities included in our Balance Sheet at March 23, 2012.

($ in millions)	Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Notes receivable, net of reserves	$715	$127	$842
Interest receivable	4	1	5
Restricted cash	30	4	34

Total	$749	$132	$881

Consolidated Liabilities:
Interest payable	$1	$—	$1
Debt	662	109	771

Total	$663	$109	$772

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the first quarter of 2012:

($ in millions)	Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$24	$4	$28
Interest expense to investors	$8	$1	$9
Debt issuance cost amortization	$1	$—	$1

The following table shows cash flows between us and the notes receivable securitization variable interest entities:

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011
Cash inflows:
Net proceeds from notes receivable securitization	$—	$—
Principal receipts	44	59
Interest receipts	25	33

Total	69	92

Cash outflows:
Principal to investors	(46)	(60)
Optional repurchases of defaulted notes	(10)	(12)
Optional retirement clean-up call	(12)	—
Interest to investors	(9)	(13)

Total	(77)	(85)

Net Cash Flows	$(8)	$7

The following table shows cash flows between us and the warehouse credit facility variable interest entity:

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011
Cash inflows:
Net proceeds from notes receivable securitization	$—	$—
Principal receipts	8	—
Interest receipts	4	—

Total	12	—

Cash outflows:
Principal to investors	(8)	—
Optional repurchases of defaulted notes	—	—
Interest to investors	(1)	—

Total	(9)	—

Net Cash Flows	$3	$—

Under the terms of our notes receivable securitizations, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial mortgage balance. Our maximum exposure to loss relating to the entities that own these notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.

Other Variable Interest Entities

We have an equity investment in and a note receivable due from a variable interest entity that develops and markets vacation ownership and residential products in Hawaii pursuant to a joint venture arrangement. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary, as power to direct the activities that most significantly impacted the entity’s economic performance is shared among the variable interest holders and, therefore, we do not consolidate the entity. In 2009, we fully impaired our equity investment in the entity and in certain notes receivable due from the entity. In 2010, the continued application of equity losses to our remaining outstanding notes receivable balance reduced its carrying value to zero. In addition, the venture was unable to pay promissory notes that matured on December 31, 2010 and August 1, 2011. Subsequently, the lenders issued a notice of default to the venture. The venture continues to negotiate a consensual resolution. We have accrued $13 million for potential future funding, included in other liabilities on our Balance Sheet, representing our remaining expected exposure to loss related to our involvement with this entity.

13. RELATED PARTY TRANSACTIONS

Effective upon the completion of the Spin-Off, Marriott Vacations Worldwide ceased to be a related party of Marriott International.

Through November 21, 2011 (the effective date of the Spin-Off), our expenses included allocations from Marriott International of costs associated with services provided by Marriott International to us including, but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect a reasonable allocation to us of the actual costs incurred to perform these services. These allocated costs were $8 million for the twelve weeks ended March 25, 2011.

Marriott International allocated indirect general and administrative costs to us for certain functions and services provided to us by Marriott International, including, but not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support primarily on the basis of our proportion of Marriott International’s overall revenue. Accordingly, we were allocated $3 million for the twelve weeks ended March 25, 2011 of Marriott International’s indirect general and corporate overhead expenses and have included these expenses in General and administrative expenses on our Statements of Operations.

Marriott International ceased allocating expenses to us after the Spin-Off on November 21, 2011. We determined that our relative revenue was a reasonable reflection of Marriott International time dedicated to the oversight of our historical business. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented.

All significant intercompany transactions between us and Marriott International were included in our historical financial statements and are considered to be effectively settled at the time of the Spin-Off. The total net effect of the settlement of these intercompany transactions is reflected in the Statements of Cash Flows as a financing activity.

14. SHAREHOLDERS’ EQUITY

The following table details changes in shareholders’ equity:

($ in millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained (Deficit) Earnings	Total Equity

Balance at year-end 2011	$1,117	$19	$(2)	$1,134
Net income	—	—	9	9
Currency translation adjustments	—	4	—	4
Amounts related to equity-based compensation	1	—	—	1

Balance at March 23, 2012	$1,118	$23	$7	$1,148

15. BUSINESS SEGMENTS

We operate in four reportable business segments:

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

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses. We do not allocate corporate interest expense or other financing expenses to our segments. We include interest income specific to segment activities within the appropriate segment. We allocate other gains and losses, equity in earnings or losses from our joint ventures and general and administrative expenses to each of our segments. Corporate and other represents that portion of our revenues, general, administrative and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

Revenues

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011
North America	$308	$299
Luxury	26	29
Europe	20	23
Asia Pacific	18	20

Total segment revenues	372	371
Corporate and other	—	—

	$372	$371

Net Income

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011
North America	$72	$68
Luxury	(4)	(6)
Europe	—	1
Asia Pacific	1	3

Total segment financial results	69	66
Corporate and other	(52)	(33)
Provision for income taxes	(8)	(14)

	$9	$19

Assets

	At Period-End
($ in millions)	March 23, 2012	December 30, 2011
North America	$2,186	$2,169
Luxury	170	185
Europe	131	134
Asia Pacific	87	103

Total segment assets	2,574	2,591
Corporate and other	147	255

	$2,721	$2,846

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, and the effects of competition. Forward-looking statements include all statements that are not historical fact and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements in this Quarterly Report. We do not have any intention or obligation to update forward-looking statements after the date of this Quarterly Report, except as required by law.

The risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.

Our Financial Statements (as defined below), which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Quarterly Report on Form 10-Q, however, may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been operated as a separate, independent entity during the periods presented prior to the Spin-Off (defined below), or what our financial condition, results of operations and cash flows may be in the future.

We refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.”

The Spin-Off

On November 21, 2011, the spin-off of our company (the “Spin-Off”) from Marriott International, Inc. (“Marriott International”) was completed. In the Spin-Off, Marriott International’s vacation ownership operations and related residential business were separated from Marriott International through a special tax-free dividend to Marriott International’s shareholders of all of the issued and outstanding common stock of our company. On the date of the Spin-Off, Marriott International shareholders of record as of the close of business on November 10, 2011 received one share of Marriott Vacations Worldwide common stock for every ten shares of Marriott International common stock. Following the Spin-Off, we are an independent company, and our common stock is listed on the New York Stock Exchange under the symbol “VAC”.

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

As described in Footnote No. 1, “Summary of Significant Accounting Policies,” in the Notes to our Financial Statements, through the date of the Spin-Off, the Financial Statements discussed below were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Marriott International. These Financial Statements have been prepared as if the Spin-Off had taken place as of the earliest period presented. The Financial Statements reflect our historical financial position, results of operations and cash flows as we have historically operated, in conformity with United States Generally Accepted Accounting Principles (“GAAP”). All significant intracompany transactions and accounts within these Financial Statements have been eliminated. Beginning November 22, 2011, for periods following completion of the Spin-Off, our financial results also include the impact of the royalty fee payable under the license agreements with Marriott International and The Ritz-Carlton Hotel Company, L.L.C. that we entered into in connection with the Spin-Off (the “License Agreements”) and the dividend payable on the mandatorily redeemable preferred stock of our consolidated subsidiary (included in interest expense).

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

Our business is grouped into four reportable segments: North America, Luxury, Europe and Asia Pacific. We operate 64 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

Sales of vacation ownership products may be made for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive a minimum downpayment equal to ten percent of the purchase price plus the fair value of certain sales incentives provided to the purchaser. These sales incentives typically include Marriott Rewards Points or an alternative sales incentive that we refer to as “plus points”. These plus points are redeemable for stays at our resorts, generally within one year from the date of issuance. All sales incentives are only awarded if the sale is closed.

When construction of a vacation ownership product that has been purchased is not complete, we recognize revenues using the percentage-of-completion (“POC”) method of accounting. Under the POC method, sales may only be recognized when the preliminary construction phase is complete and a minimum of ten percent of expected sales has been achieved. The completion percentage is determined by the proportion of life-to-date real estate inventory costs incurred to total estimated costs, with that percentage being applied to life-to-date revenues to determine the amount of revenue to be recognized. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized in subsequent periods as the construction is completed in the same proportion as the costs incurred compared to the total expected costs for completion. Our points-based ownership programs generally require that we only sell completed inventory and, given that we expect most of our sales to be completed under the points-based programs going forward, we do not expect the POC method of accounting to result in a significant deferral of revenues in the future. As of the end of the first quarter of 2012, we had no deferred revenues related to projects that were not completed.

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

We report, on a supplemental basis, contract sales for each of our four segments. Contract sales represent the total amount of vacation ownership product sales from purchase agreements signed during the period where we have received a downpayment of at least ten percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Statements of Operations due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

Total contract sales include sales from company-owned projects and prior to 2012, also include sales generated under a marketing and sales arrangement with a joint venture. Prior to 2011, we established cancellation allowances for previously reported contract sales in anticipation that a portion of these contract sales would not be realized due to contract cancellations prior to closing. These cancellation allowances related mainly to our Luxury segment where we were selling vacation ownership products well in advance of completion of construction. Given the significant amount of time between the date of the purchase agreement and ultimate closing of the sale for these projects, as well as the significant weakness in the overall economic environment and, in particular, the luxury real estate market during 2010, 2009 and 2008, many customers decided not to complete their purchases. As we do not have any luxury products under construction, we do not anticipate having significant additional cancellation allowances in the future.

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

We provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services for property owners’ associations. We receive compensation for such management services which is generally based on either a percentage of total costs to operate the resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. In connection with the Marriott Vacation Club Destinations TM (“MVCD”) program, we also receive annual club dues and certain transaction based fees charged to owners and other third parties for services.

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

Financing

We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
Average FICO score	734	734

The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the note receivable, which is generally ten years. The interest income earned from the financing arrangements is earned on an accrual basis on the principal balance outstanding over the life of the arrangement and is recorded as financing revenues on our Statements of Operations.

Financing revenues include interest income earned on notes receivable as well as fees earned from servicing the existing loan portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes.

In the event of a default, we generally have the right to foreclose on or revoke the vacation ownership interest. We typically return interests that we reacquire through foreclosure or revocation back to developer inventory. As discussed above, we record a notes receivable reserve at the time of sale and classify the reserve as a reduction to revenues from the sales of vacation ownership products in our Statements of Operations. Historical default rates for the first quarter, which represent defaults as a percentage of each year’s beginning gross notes receivable balance, were as follows:

	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
Historical default rates	1.2%	1.3%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory.

We obtain rental inventory from:

•	Unsold inventory; and

•	Inventory we control because owners have elected various usage options.

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

Consolidated Results

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 23, 2012, compared to the twelve weeks ended March 25, 2011.

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
Revenues
Sales of vacation ownership products	$134	$143
Resort management and other services	54	51
Financing	36	41
Rental	56	49
Other	6	6
Cost reimbursements	86	81

Total revenues	372	371

Expenses
Costs of vacation ownership products	48	55
Marketing and sales	74	73
Resort management and other services	44	44
Financing	6	6
Rental	48	47
Other	2	1
General and administrative	21	19
Interest	13	12
Royalty fee	13	—
Cost reimbursements	86	81

Total expenses	355	338

Income before income taxes	17	33
Provision for income taxes	(8)	(14)

Net income	$9	$19

Contract Sales
Company-Owned
Vacation ownership	$154	$141

Subtotal	154	141
Cancellation reversal	—	1

Total company-owned contract sales	154	142

Joint Venture
Vacation ownership	—	4

Total joint venture contract sales	—	4

Total contract sales	$154	$146

Conditions for our vacation ownership business improved in the first quarter of 2012 compared to the first quarter of 2011. In the first quarter of 2012:

•	North America segment gross contract sales increased 18 percent to $130 million.

•	Volume per guest (“VPG”) in the North America segment increased 18 percent year-over-year to $2,942.

•	Total gross contract sales increased 6 percent to $154 million.

•	Total revenues were $372 million, including $146 million from rentals, resort management and other services and financing.

•	Real estate inventory balance declined by $27 million in the first quarter.

Revenues and Expenses

Twelve Weeks Ended March 23, 2012

Revenues increased by $1 million to $372 million in the first quarter of 2012 from $371 million in the first quarter of 2011, reflecting $7 million of higher rental revenues, $5 million of higher cost reimbursements and $3 million of higher resort management and other services revenues, partially offset by $9 million of lower sales of vacation ownership products and $5 million of lower financing revenues.

Rental revenues increased $7 million (14 percent) to $56 million in the first quarter of 2012 from $49 million in the first quarter of 2011 from the recognition of $6 million of plus points revenue (upon utilization of plus points for stays at our resorts in 2012 or upon expiration of plus points) and $2 million from a company-wide 4 percent increase in transient keys rented (over 8,500 additional keys). This increase was partially offset by a $1 million decline in revenue from a company-wide 2 percent decrease in transient rate driven by lower transient rates at our ski resorts due to below average ski conditions. Resort occupancy, which includes owner and rental occupancy, improved by one percentage point to 88 percent in the first quarter of 2012 from 87 percent in the first quarter of 2011.

Cost reimbursements increased $5 million (6 percent) to $86 million in the first quarter of 2012 from $81 million in the first quarter of 2011, reflecting $4 million of higher costs in the first quarter of 2012 and $1 million from the impact of growth across the system.

Resort management and other services revenues increased $3 million (6 percent) to $54 million in the first quarter of 2012 from $51 million in the first quarter of 2011, reflecting $1 million of higher ancillary revenues from food and beverage and golf offerings, $1 million of additional annual club dues earned in connection with the MVCD program, and $1 million of higher management fees (from $14 million to $15 million) resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system.

While company-owned gross contract sales (before cancellation reversals) increased $13 million in the first quarter of 2012, revenues from the sale of vacation ownership products decreased $9 million to $134 million in the first quarter of 2012 from $143 million in the first quarter of 2011 driven by $20 million of lower revenue reportability and $2 million of higher notes receivable reserve activity primarily from higher contract sales volumes. The $20 million of lower revenue reportability consisted of $9 million of favorable reportability in the first quarter of 2011 and $11 million of unfavorable reportability in the first quarter of 2012. Although contract sales increased in the first quarter of 2012, reportability was impacted unfavorably because of the high number of sales with respect to which the statutory rescission period had not expired prior to the end of the quarter due to the timing of when the sales occurred during the quarter.

Total company-owned gross contract sales increased by $13 million (9 percent) to $154 million in the first quarter of 2012 from $141 million in the first quarter of 2011. This increase was driven by $20 million of higher contract sales in our North America segment, partially offset by an aggregate of $5 million of lower contract sales in our Europe and Luxury segments as we continue to sell through existing inventory, and $2 million of lower contract sales in our Asia Pacific segment. Total contract sales, net of cancellation allowances (reversals), increased by $8 million (6 percent) to $154 million in the first quarter of 2012 from $146 million in the first quarter of 2011 due to the $13 million increase in company-owned gross contract sales, partially offset by $4 million of joint venture contract sales in the first quarter of 2011 and $1 million of cancellation reversals in the first quarter of 2011.

The $20 million (18 percent) increase in contract sales in our North America segment, to $130 million in the first quarter of 2012 from $110 million in the first quarter of 2011, reflected an 18 percent increase in VPG to $2,942 in the first quarter of 2012 from $2,493 in the first quarter of 2011. This change was driven by increased experience in selling our MVCD points product and improved marketing and sales execution as compared to the first quarter of 2011.

Financing revenues decreased $5 million (12 percent) to $36 million in the first quarter of 2012 from $41 million in the first quarter of 2011 due to a lower outstanding notes receivable balance, reflecting our continued collection of existing mortgage notes receivable at a faster pace than our origination of new mortgage notes receivable. The average gross notes receivable balance decreased $144 million to $1,300 million in the first quarter of 2012 from $1,444 million in the first quarter of 2011. In the first quarter of 2012, 41 percent of purchasers financed their vacation ownership purchase with us, compared to 38 percent in the first quarter of 2011.

Total revenues net of total expenses decreased $16 million to $17 million in the first quarter of 2012 from $33 million in the first quarter of 2011. Results reflected $13 million of higher royalty fee expenses, $5 million of lower financing revenues net of expenses, $3 million of lower revenues from the sale of vacation ownership products net of expenses, $2 million of higher general and administrative expenses, $1 million of higher interest expense and $1 million of lower other revenues net of expenses. These declines were partially offset by $6 million of higher rental revenues net of expenses and $3 million of higher resort management and other services revenues net of expenses.

Royalty fee expense increased to $13 million in the first quarter of 2012 from $0 in the first quarter of 2011 due to the royalty fee that is payable under the License Agreements subsequent to the Spin-Off.

The $5 million decrease in financing revenues net of expenses to $30 million in the first quarter of 2012 from $35 million in the first quarter of 2011 reflected $5 million of lower interest income on a declining notes receivable portfolio.

Revenues from the sale of vacation ownership products net of expenses decreased $3 million to $12 million in the first quarter of 2012 from $15 million in the first quarter of 2011. Results reflected an $11 million decrease from the unfavorable reportability and a $1 million decrease from the higher reserve activity, partially offset by a $6 million increase from the higher contract sales net of direct variable expenses, $2 million of legal related charges and severance costs in the first quarter of 2011 and $1 million of favorable cost of vacation ownership product true-ups.

General and administrative expenses increased $2 million to $21 million in the first quarter of 2012 from $19 million in the first quarter of 2011 due to $2 million of organizational and separation related costs incurred in the first quarter of 2012 and $1 million of higher public company costs, partially offset by $1 million of cost savings initiatives.

Interest expense increased by $1 million to $13 million in the first quarter of 2012 compared to $12 million in the first quarter of 2011 due to $3 million of higher non-consumer financing interest expense, offset partially by $2 million of lower consumer financing interest expense. Higher non-consumer financing interest expense includes $2 million of additional expense associated with the liability for the Marriott Rewards guest loyalty program and $1 million of additional dividends due to the mandatorily redeemable preferred stock of our consolidated subsidiary that was issued prior to the Spin-Off. Lower consumer financing interest expense reflects lower outstanding debt balances related to the securitized notes receivable.

Other revenues net of expenses decreased $1 million to $4 million in the first quarter of 2012 from $5 million in the first quarter of 2011, primarily from a $2 million favorable true-up in the first quarter of 2011 related to the 2010 bonus accrual as a result of final payouts made in the first quarter of 2011, partially offset by $1 million of lower other expenses.

Rental revenues net of expenses increased $6 million to $8 million in the first quarter of 2012 from $2 million in the first quarter of 2011. Results reflected $7 million of higher rental revenues and a $2 million decrease in maintenance fees on unsold inventory ($13 million in the first quarter of 2012 from $15 million in the first quarter of 2011). These increases were offset by $3 million of higher housekeeping and other direct variable costs driven by the increase in revenues.

Resort management and other services revenues net of expenses increased $3 million to $10 million in the first quarter of 2012 from $7 million in the first quarter of 2011, reflecting $2 million of additional annual club dues earned in connection with the MVCD program net of expenses and lower variable enrollment costs due to fewer enrollments in the first quarter of 2012 than the first quarter of 2011 and a $1 million increase in management fees.

Income Tax

Twelve Weeks Ended March 23, 2012

Income tax expense decreased by $6 million to $8 million in the first quarter of 2012 compared to $14 million in the first quarter of 2011. The decrease in income tax expense is primarily related to a decrease in 2012 pretax income attributable to the United States as noted in the “Net Income” discussion below.

Net Income

Twelve Weeks Ended March 23, 2012

Net income decreased $10 million to $9 million in the first quarter of 2012 from $19 million in the first quarter of 2011. As discussed in more detail in the preceding sections, the $10 million decrease reflected $13 million of higher royalty fee expenses, $5 million of lower financing revenues net of expenses, $3 million of lower revenues from the sale of vacation ownership products net of related expenses, $2 million of higher general and administrative expenses, $1 million of higher interest expense and $1 million of lower other revenues net of expenses. These declines were partially offset by $6 million of higher rental revenues net of expenses, $6 million of lower income taxes and $3 million of higher resort management and other services revenues net of expenses.

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

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of performance. Our Adjusted EBITDA includes the impact of interest expense associated with the debt from the Warehouse Credit Facility and from the securitization of our notes receivable in the term asset-backed securities (“ABS”) market, which together we refer to as consumer financing interest expense. We deduct consumer financing interest expense in determining Adjusted EBITDA since the debt is secured by notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us or to our business. We evaluate Adjusted EBITDA, which adjusts for this item, to allow for period-over-period comparisons of our ongoing core operations. Adjusted EBITDA is also useful in measuring our ability to service our non-securitized debt. EBITDA and Adjusted EBITDA facilitate our comparison of results from our ongoing operations with results from other vacation ownership companies.

EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do or may not calculate it at all, limiting Adjusted EBITDA’s usefulness as a comparative measure. The table below shows our EBITDA and Adjusted EBITDA calculations and reconciles those measures with Net Income.

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011

Net income	$9	$19
Interest Expense	13	12
Tax provision, continuing operations	8	14
Depreciation and amortization	7	8

EBITDA	37	53

Consumer financing interest expense	(10)	(12)

Adjusted EBITDA	$27	$41

Business Segments

Our business is grouped into four reportable business segments: North America, Luxury, Europe and Asia Pacific. See Footnote No. 15, “Business Segments,” of the Notes to our Financial Statements for further information on our segments.

At the end of the first quarter of 2012, we operated the following 64 properties by segment:

	U.S.(1)	Non-U.S.	Total
North America	43	3	46
Luxury	8	2	10
Europe	—	5	5
Asia Pacific	—	3	3

Total	51	13	64

(1)	Includes U.S. territories.

North America

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011
Revenues
Sales of vacation ownership products	$111	$112
Resort management and other services	42	39
Financing	33	37
Rental	51	44
Other	6	6
Cost reimbursements	65	61

Total revenues	308	299

Expenses
Costs of vacation ownership products	40	43
Marketing and sales	58	55
Resort management and other services	32	33
Rental	37	35
Other	2	3
General and administrative	1	1
Royalty fee	1	—
Cost reimbursements	65	61

Total expenses	236	231

Segment financial results	$72	$68

Contract sales (company-owned)
Vacation ownership	$130	$110

Total contract sales	$130	$110

Volume per Guest	$2,942	2,493

Twelve Weeks Ended March 23, 2012

The $9 million (3 percent) increase in revenues to $308 million in the first quarter of 2012 from $299 million in the first quarter of 2011 reflected $7 million of higher rental revenues, $4 million of higher cost reimbursements, and $3 million of higher resort management and other services revenues, partially offset by $4 million of lower financing revenues and $1 million of lower sales of vacation ownership products.

Rental revenues increased $7 million (16 percent) to $51 million in the first quarter of 2012 from $44 million in the first quarter of 2011 from the recognition of $6 million of plus points revenue (upon utilization of plus points for stays at our resorts in 2012 or upon expiration of plus points) and $2 million from a 4 percent increase in transient keys rented (over 8,000 additional keys) driven by an increase of over 4,100 available keys due to more owners choosing to exchange their points for alternative usage options. This increase was partially offset by a $1 million decline in revenue from a 2 percent decrease in transient rate driven by lower transient rates at our ski resorts due to below average ski conditions. Resort occupancy, which includes owner and rental occupancy, was 89 percent in the first quarters of 2012 and 2011.

Cost reimbursements increased $4 million (7 percent) to $65 million in the first quarter of 2012 from $61 million in the first quarter of 2011, reflecting $4 million of higher costs in the first quarter of 2012.

Resort management and other services revenues increased $3 million (8 percent) to $42 million in the first quarter of 2012 from $39 million in the first quarter of 2011, reflecting $1 million of higher ancillary revenues from food and beverage and golf offerings, $1 million of additional annual club dues earned in connection with the MVCD program, and $1 million of higher management fees (from $12 million to $13 million) resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system.

Financing revenues decreased $4 million (11 percent) to $33 million in the first quarter of 2012 from $37 million in the first quarter of 2011 due to a lower outstanding notes receivable balance, reflecting our continued collection of existing mortgage notes receivable at a faster pace than our origination of new mortgage notes receivable. In the first quarters of 2012 and 2011, 40 percent of purchasers financed their vacation ownership purchase with us.

While contract sales increased $20 million in the first quarter of 2012, revenues from the sale of vacation ownership products decreased $1 million to $111 million in the first quarter of 2012 from $112 million in the first quarter of 2011 driven by $18 million of lower revenue reportability and $3 million of higher notes receivable reserve activity primarily from the higher contract sales volume. The $18 million of lower revenue reportability consisted of $7 million of favorable reportability in the first quarter of 2011 and $11 million of unfavorable reportability in the first quarter of 2012. Although contract sales increased in the first quarter of 2012, reportability was impacted unfavorably because of the high number of sales with respect to which the statutory rescission period had not expired prior to the end of the quarter due to the timing of when the sales occurred during the quarter.

The $20 million (18 percent) increase in contract sales, to $130 million in the first quarter of 2012 from $110 million in the first quarter of 2011, reflected an 18 percent increase in VPG to $2,942 in the first quarter of 2012 from $2,493 in the first quarter of 2011. This change was driven by increased experience in selling our MVCD points product and improved marketing and sales execution as compared to the first quarter of 2011.

Segment financial results increased $4 million to $72 million in the first quarter of 2012 from $68 million in the first quarter of 2011 due to $5 million of higher rental revenues net of expenses, $4 million of higher resort management and other services revenues net of expenses and $1 million of higher other revenues net of expenses. These declines were partially offset by $4 million of lower financing revenues net of expenses from lower revenues, $1 million of lower revenues from the sale of vacation ownership products net of expenses and $1 million of higher royalty fee expenses.

Rental revenues net of expenses increased $5 million to $14 million in the first quarter of 2012 from $9 million in the first quarter of 2011. Results reflected the $7 million increase in rental revenues, partially offset by $1 million of higher housekeeping and other direct variable costs driven by the increase in revenues and a $1 million increase in maintenance fees on unsold inventory ($9 million in the first quarter of 2012 from $8 million in the first quarter of 2011) due to an increase in the number of foreclosed weeks in the latter part of 2011 as well as the transfer of unsold Luxury inventory to the MVCD program.

Resort management and other services revenues net of expenses increased $4 million to $10 million in the first quarter of 2012 from $6 million in the first quarter of 2011, reflecting $2 million of additional annual club dues earned in connection with the MVCD program net of expenses and lower variable enrollment costs due to fewer enrollments in the first quarter of 2012 than the first quarter of 2011, $1 million of higher ancillary revenues net of expenses from food and beverage and golf offerings and a $1 million increase in management fees.

Other revenues net of expenses increased $1 million to $4 million in the first quarter of 2012 from $3 million in the first quarter of 2011 due to $1 million of lower other expenses.

Royalty fee expense increased to $1 million in the first quarter of 2012 from $0 in the first quarter of 2011 due to the variable component of the royalty fee that is payable under the License Agreements subsequent to the Spin-Off.

Revenues from the sale of vacation ownership products net of expenses decreased $1 million to $13 million in the first quarter of 2012 from $14 million in the first quarter of 2011. Results reflected a $9 million decrease from the unfavorable reportability and a $2 million decrease from the higher reserve activity, partially offset by a $9 million increase from the higher contract sales net of direct variable expenses and $1 million of favorable cost of vacation ownership product true-ups.

Luxury

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
Revenues
Sales of vacation ownership products	$3	$6
Resort management and other services	7	7
Financing	1	2
Rental	1	1
Cost reimbursements	14	13

Total revenues	26	29

Expenses
Costs of vacation ownership products	1	4
Marketing and sales	2	3
Resort management and other services	7	7
Rental	5	6
General and administrative	1	2
Cost reimbursements	14	13

Total expenses	30	35

Segment financial results	$(4)	$(6)

Contract Sales
Company-Owned
Vacation ownership	$4	$6

Subtotal	4	6
Cancellation reversal	—	1

Total company-owned contract sales	4	7

Joint Venture
Vacation ownership	—	4

Total joint venture contract sales	—	4

Total contract sales	$4	$11

Overview

As previously discussed, we have significantly scaled back our development of luxury vacation ownership products. We do not have any luxury projects under construction nor do we have any current plans for new development in this segment. While we will continue to sell existing luxury vacation ownership products, we also expect to continue to evaluate opportunities for bulk sales of excess luxury inventory and disposition of undeveloped land as well as selling Luxury inventory as part of the MVCD program.

Twelve Weeks Ended March 23, 2012

Revenues decreased $3 million (10 percent) to $26 million in the first quarter of 2012 from $29 million in the first quarter of 2011, primarily reflecting $3 million of lower revenues from the sale of vacation ownership products and $1 million of lower financing revenues, partially offset by $1 million of higher cost reimbursements. Management fees were $1 million in the first quarters of 2012 and 2011.

Revenue from the sale of vacation ownership products decreased $3 million (50 percent) to $3 million in the first quarter of 2012 from $6 million in the first quarter of 2011 primarily reflecting the $2 million of lower company-owned gross contract sales (before cancellation allowances) and nearly $1 million of unfavorable reportability.

Gross company-owned contract sales (before cancellation allowances) decreased $2 million driven by lower sales of company-owned fractional products due to weakened demand for these products and limited availability of certain types of inventory. Total contract sales, net of cancellation allowances, decreased $7 million to $4 million in the first quarter of 2012 from $11 million in the first quarter of 2011, reflecting $4 million of joint venture fractional contract sales in the first quarter of 2011, $2 million of lower company-owned gross contract sales (before cancellation) and a $1 million cancellation reversal in the first quarter of 2011.

Financing revenues decreased $1 million (50 percent) to $1 million in the first quarter of 2012 from $2 million in the first quarter of 2011, reflecting lower interest income driven by a lower outstanding notes receivable balance due to our continued collection of existing mortgage notes receivable at a faster pace than our origination of new mortgage notes receivable.

Cost reimbursements increased $1 million (8 percent) to $14 million in the first quarter of 2012 from $13 million in the first quarter of 2011, reflecting the impact of growth across the system.

Segment financial results increased $2 million to a loss of $4 million in the first quarter of 2012 from a loss of $6 million in the first quarter of 2011, primarily reflecting $1 million of higher revenues from the sale of vacation ownership products net of expenses, $1 million of higher rental revenue net of expenses and $1 million of lower general and administrative expenses, partially offset by $1 million of lower financing revenues net of expenses due to lower interest income.

Revenues from the sale of vacation ownership products net of expenses increased $1 million to $0 in the first quarter of 2012 from a loss of $1 million in the first quarter of 2011, primarily reflecting $2 million of legal related charges and severance costs in the first quarter of 2011 that were not incurred in the first quarter of 2012, partially offset by a $1 million decrease in revenues net of direct variable expenses.

The $1 million increase in rental revenue net of expenses is driven by a $1 million decrease in maintenance fees on unsold inventory ($3 million in the first quarter of 2012 from $4 million in the first quarter of 2011) due to the continued sale of completed inventory and the bulk sale of excess inventory at one Luxury project in 2011.

General and administrative expenses decreased $1 million to $1 million in the first quarter of 2012 from $2 million in the first quarter of 2011 due to $1 million of cost savings.

Europe

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011
Revenues
Sales of vacation ownership products	$8	$10
Resort management and other services	4	5
Financing	1	1
Rental	2	2
Cost reimbursements	5	5

Total revenues	20	23

Expenses
Costs of vacation ownership products	2	3
Marketing and sales	6	6
Resort management and other services	4	4
Rental	3	4
Cost reimbursements	5	5

Total expenses	20	22

Segment financial results	$—	$1

Contract sales (company-owned)
Vacation ownership	$7	$10

Total contract sales	$7	$10

Overview

In our Europe segment, we are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Twelve Weeks Ended March 23, 2012

Revenues decreased $3 million to $20 million in the first quarter of 2012 from $23 million in the first quarter of 2011, reflecting $2 million of lower revenues from the sale of vacation ownership products due primarily to lower contract sales and $1 million of lower resort management and other services revenues on lower ancillary revenues from food and beverage and golf offerings and lower customer service revenues. Management fees were $1 million in the first quarters of 2012 and 2011.

Segment financial results decreased $1 million to $0 in the first quarter of 2012 from $1 million of profit in the first quarter of 2011, reflecting $1 million of lower revenue from the sale of vacation ownership products net of related expenses driven mainly by the decline in contract sales and $1 million of lower resort management and other services revenues net of expenses due to the decline in revenues. These decreases were partially offset by $1 million of higher rental revenues net of expenses due to a $1 million decrease in maintenance fees on unsold inventory ($1 million in the first quarter of 2012 from $2 million in the first quarter of 2011) due to the continued sales of completed inventory.

Asia Pacific

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011
Revenues
Sales of vacation ownership products	$12	$15
Resort management and other services	1	—
Financing	1	1
Rental	2	2
Cost reimbursements	2	2

Total revenues	18	20

Expenses
Costs of vacation ownership products	3	4
Marketing and sales	8	9
Resort management and other services	1	—
Rental	3	2
Cost reimbursements	2	2

Total expenses	17	17

Segment financial results	$1	$3

Contract sales (company-owned)
Vacation ownership	$13	$15

Total contract sales	$13	$15

Twelve Weeks Ended March 23, 2012

Asia Pacific revenues declined $2 million (10 percent) to $18 million in the first quarter of 2012 from $20 million in the first quarter of 2011, reflecting $3 million of lower revenues from the sale of vacation ownership products, partially offset by $1 million of higher resort management and other services revenues due to increases in management fees and other customer service revenues. Management fees were less than $1 million in the first quarters of 2012 and 2011.

Revenue from the sale of vacation ownership products decreased $3 million (20 percent) to $12 million in the first quarter of 2012 from $15 million in the first quarter of 2011, reflecting $2 million of lower company-owned contract sales and $1 million of unfavorable reportability.

Contract sales decreased $2 million (13 percent) to $13 million in the first quarter of 2012 from $15 million in the first quarter of 2011, reflecting the impact of 9% fewer tours and a $100 decline in VPG.

Segment financial results decreased $2 million to $1 million in the first quarter of 2012 from $3 million in the first quarter of 2011, reflecting $1 million of lower revenue from the sale of vacation ownership products net of related expenses driven mainly by the decline in revenue net of direct variable costs and $1 million of lower rental revenues net of expenses driven by an increase in housekeeping and other direct variable costs.

Corporate and Other

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011

Revenues	$—	$—
Expenses	52	33

Corporate and Other captures information not specifically identifiable to an individual segment including expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, the fixed royalty fee payable under the License Agreements and interest expense.

Twelve Weeks Ended March 23, 2012

Total expenses increased by $19 million to $52 million in the first quarter of 2012 from $33 million in the first quarter of 2011. The $19 million increase was primarily driven by $12 million of royalty fees in the first quarter of 2012, $3 million of higher general and administrative expenses, a $2 million favorable true-up in the first quarter of 2011 related to the 2010 bonus accrual as a result of final payouts made in the first quarter of 2011 and $1 million of higher interest expense.

The $3 million increase in general and administrative expenses was due to $2 million of organizational and separation related costs incurred in the first quarter of 2012 and $1 million of higher public company costs.

The $1 million increase in interest expense was due to $3 million of higher non-consumer financing interest expense, offset partially by $2 million of lower consumer financing interest expense. Higher non-consumer financing interest expense includes $2 million of additional expense associated with the liability for the Marriott Rewards guest loyalty program and $1 million of additional dividends due to the mandatorily redeemable preferred stock of our consolidated subsidiary that was issued prior to the Spin-Off. Lower consumer financing interest expense reflects lower outstanding debt balances related to the securitized notes receivable.

New Accounting Standards

See Footnote No. 1 to our Financial Statements, “Summary of Significant Accounting Policies,” for information related to our adoption of new accounting standards in the first quarter of 2012.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($77 million at the end of the first quarter of 2012), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements. At the end of the first quarter of 2012, $771 million of the $774 million of total debt outstanding is non-recourse debt associated with secured notes receivable, including the Warehouse Credit Facility, which will be paid down using principal and interest collected from the securitized notes receivable.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of the first quarter of 2012, we had $926 million of real estate inventory on hand, comprised of $519 million of finished goods, $115 million of work-in-process, and $292 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than cost of sales for the next several years. We also expect to evaluate opportunities to sell excess luxury inventory and dispose of undeveloped land, as well as to sell some of our Luxury inventory through the MVCD program, in order to generate incremental cash and reduce related carrying costs.

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

During the first quarters of 2012 and 2011, we had a net change in cash and cash equivalents of ($33) million and $3 million, respectively, including contributions from Marriott International of $24 million in the first quarter of 2011 prior to the Spin-Off. The following table summarizes such changes:

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
Cash provided by (used in):
Operating activities	$25	$49
Investing activities	19	4
Financing activities
Net contribution from Marriott International	—	24
Other financing activities	(77)	(74)

Net change in cash and cash equivalents	$(33)	$3

Cash from Operating Activities

In the first quarter of 2012, we generated $25 million of cash flows from operating activities, compared to $49 million in the first quarter of 2011. Our primary sources of funds from operations are (1) cash sales and downpayments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding notes receivables and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts as well as funding our working capital needs. Additionally, the first quarter of 2012 included a payment of $20 million to Marriott International in final settlement of expenses associated with the Spin-Off, and a payment of $20 million to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2011 (held for the benefit of the applicable property owners’ associations in restricted cash at the end of 2011).

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

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash from operating activities:

Real estate inventory spending less than cost of sales

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
Real estate inventory spending	(17)	$(22)
Real estate inventory costs	45	51

Real estate inventory spending less than cost of sales	$28	$29

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense in our Statements of Operations related to sales of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the launch of our MVCD program, our real estate inventory spending continues to decline. Total spending was lower than our real estate inventory costs in the first quarters of 2012 and 2011, and we expect this trend to continue in the near term. On a longer term basis, we expect this spending to remain in line with our projected real estate inventory costs.

Notes receivable collections in excess of new mortgages

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
Notes receivable collections (non-securitized notes)	$22	$21
Notes receivable collections (securitized notes)	52	59
New notes receivable	(43)	(46)

Notes receivable collections in excess of new mortgages	$31	$34

Notes receivable collections include principal from non-securitized and securitized notes receivable for all periods reported. Collections declined in the first quarter of 2012 due to the declining notes receivable balance. New notes receivable declined slightly in the first quarter of 2012 compared to the first quarter of 2011 due to $20 million of fewer contract closings occurring in the first quarter of 2012 as compared to the first quarter of 2011, partially offset by $13 million of higher company-owned gross contract sales and a 3 percentage point increase in financing propensity in the first quarter of 2012 as compared to the first quarter of 2011.

See Footnote No. 9, “Debt,” of the Notes to our Financial Statements for additional information regarding the failure of some securitized notes receivable pools to perform within established parameters and the resulting redirection of cash flows. During the first quarter of 2012, one pool that reached a performance trigger at year-end 2011 returned to meeting performance thresholds, while two other pools reached performance triggers. At the end of the first quarter of 2012, there was only one pool remaining that did not meet performance thresholds. As a result of performance triggers, a total of $1 million in cash of excess spread was used to pay down debt during the first quarter of 2012. During the first quarter of 2011, one pool that reached a performance trigger at year-end 2010 returned to meeting performance thresholds, while one other pool reached a performance trigger. As a result of performance triggers, a total of $2 million in cash of excess spread was redirected to pay principal to investors during the first quarter of 2011.

Cash from Investing Activities

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
Capital expenditures for property and equipment	$(3)	$(6)
Decrease in restricted cash	22	10

Net cash provided by investing activities	$19	$4

Capital expenditures for property and equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and ancillary offerings at resorts such as food and beverage locations.

In the first quarter of 2012, capital expenditures for property and equipment of $3 million included spending to support normal business operations (e.g., sales locations and ancillary assets).

In the first quarter of 2011, capital expenditures for property and equipment of $6 million included $4 million for technology spending, all of which related to systems enhancements supporting the MVCD program, with the remaining spending of $2 million related to the support of normal business operations (e.g., sales locations and ancillary assets).

Decrease in Restricted Cash

Restricted cash primarily consists of cash held for the benefit of property owners’ associations in a reserve account related to notes receivable securitizations; cash collected for maintenance fees to be remitted to property owners’ associations; and deposits received, primarily associated with vacation ownership products and residential sales that are held in escrow until the associated contract has closed or the period in which it can be rescinded has passed, depending on legal requirements. The decrease in restricted cash in the first quarters of 2012 and 2011 reflects payments to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2011 and 2010, respectively.

Cash from Financing Activities

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
Repayment of debt related to securitizations
Bonds payable on securitized notes receivable	$(68)	$(72)
Warehouse Credit Facility reductions	(8)	—

Subtotal	(76)	(72)

Repayment of third party debt	—	(2)
Proceeds from stock option exercises	2	—
Payment of withholding taxes on vesting of restricted stock units	(3)	—
Net contribution from Marriott International	—	24

Net cash used in financing activities	$(77)	$(50)

Issuance / repayments of debt related to securitizations

Repayments on the non-recourse debt associated with our securitized notes receivable totaled $76 million (including $12 million for an optional retirement clean-up call) and $72 million in the first quarters of 2012 and 2011, respectively. Due to significant amounts of cash on hand, and additional cash provided by operations in the quarter, no further borrowings on the Warehouse Credit Facility were required.

Repayment of Third Party Debt

Our repayment of third-party debt in 2011 related to the repayment of borrowings we used to finance a sales center in our Asia Pacific segment in accordance with contractual terms.

Net Contribution from Marriott International

The net contribution from Marriott International in the first quarter of 2011 represents net cash transactions with Marriott International and was the sum of our operating, investing and financing activity. See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for further information related to cash management activities prior to Spin-Off.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 30, 2011, other than those resulting from changes in the amount of debt outstanding. As of the end of the first quarter of 2012, debt decreased by $76 million to $774 million compared to $850 million at year-end 2011, all of which related to a decrease in non-recourse debt associated with the previously securitized notes and the Warehouse Credit Facility. At the end of the first quarter of 2012, future debt payments to be paid out of collections from our mortgage notes receivable, including principal and interest, totaled $882 million and are due as follows: $122 million in 2012; $233 million in 2013; $136 million in 2014; $124 million in 2015; $104 million in 2016; and $163 million thereafter.

We have provided guarantees to certain lenders in connection with the provision of third-party financing for our vacation ownership product sales, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of the guarantees require us to fund if the purchaser fails to pay under the terms of the note payable. We are then entitled to repossess the property and retain the proceeds from its resale. Our commitments under these guarantees diminish as principal payments are made by the purchaser to the third-party lender. Our current exposure under such guarantees as of the end of the first quarter of 2012 in the Asia Pacific and Luxury segments is $22 million and $3 million, respectively, and underlying debt to third-party lenders will mature between 2012 and 2022.

Additionally, related to an equity method investment, we provided a completion guarantee in favor of a lender as to which we have a remaining funding liability of approximately $13 million. See Footnote No. 12, “Variable Interest Entities,” of the Notes to our Financial Statements for additional information regarding this guarantee.

For additional information on these guarantees and the circumstances under which they were entered into, see the “Guarantees” caption within Footnote No. 8, “Contingencies and Commitments,” of the Notes to our Financial Statements.

In the normal course of our resort management business, we enter into purchase commitments with property owners’ associations to manage the daily operating needs of resorts. Since we are reimbursed from the cash flows of the resorts, these obligations have minimal impact on our net income and cash flow.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if: (1) it requires assumptions to be made that are uncertain at the time the estimate is made; and (2) changes in the estimate, or different estimates that could have been selected, could have a material effect on our consolidated results of operations or financial condition.

While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our financial position or results of operations. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our most recent Annual Report on Form 10-K. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not changed materially from that disclosed in the Annual Report on Form 10-K for the year ended December 30, 2011.

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

Changes in Internal Control Over Financial Reporting

Historically, we relied on financial controls and resources of Marriott International to manage certain aspects of our business and report our results. Since the Spin-Off, several areas of internal control over financial reporting have changed. New corporate and oversight functions have been implemented, such as investor relations, payroll and benefits accounting and reporting, stock administration, external financial reporting, Board of Directors, and Internal Audit. Existing functions such as external communications, tax, legal, human resources, and treasury, including insurance and risk management, have also been enhanced to include corporate-level activities previously performed by Marriott International and to meet all regulatory requirements for a stand-alone company. Controls and procedures related to these new functions have been, or are in the process of being, implemented. Lastly, we have refined policies as needed, implemented a stand-alone instance of the previously used general ledger system, and entered into agreements with Marriott International pursuant to which Marriott International will provide us use of certain other financial applications such as those for payroll, accounts payable, fixed assets, and project costing.

Other than those noted above or included in our Annual Report on Form 10-K for the year ended December 30, 2011, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits filed or furnished as a part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits on page E-1, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

May 3, 2012

/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the twelve weeks ended March 23, 2012, and March 25, 2011, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve weeks ended March 23, 2012, and March 25, 2011, respectively; (iii) the Interim Consolidated Balance Sheets at March 23, 2012, and December 30, 2011; and (iv) the Interim Consolidated Statements of Cash Flows for the twelve weeks ended March 23, 2012, and March 25, 2011, respectively. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

E-1