Form 10-Q
period 2012-06-15
Marriott Vacations Worldwide Corp
filed 2012-07-26
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 20, 2012 was 34,365,263.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
REVENUES
Sale of vacation ownership products	$145	$152	$279	$295
Resort management and other services	62	57	116	108
Financing	35	39	71	80
Rental	54	46	110	95
Other	8	9	14	15
Cost reimbursements	79	77	165	158

TOTAL REVENUES	383	380	755	751

EXPENSES
Cost of vacation ownership products	51	61	99	116
Marketing and sales	78	81	152	154
Resort management and other services	49	47	93	91
Financing	7	7	13	13
Rental	52	47	100	94
Other	3	3	5	4
General and administrative	26	19	47	38
Interest	14	10	27	22
Royalty fee	14	—	27	—
Cost reimbursements	79	77	165	158

TOTAL EXPENSES	373	352	728	690

Impairment reversals on equity investment	2	—	2	—

INCOME BEFORE INCOME TAXES	12	28	29	61
Provision for income taxes	(4)	(12)	(12)	(26)

NET INCOME	$8	$16	$17	$35

Basic earnings per share	$0.25	$0.47	$0.50	$1.05

Shares used in computing basic earnings per share	34.3	33.7	34.2	33.7

Diluted earnings per share	$0.24	$0.47	$0.48	$1.05

Shares used in computing diluted earnings per share	36.1	33.7	35.9	33.7

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Net income	$8	$16	$17	$35
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(6)	—	(2)	—

Total other comprehensive income, net of tax	(6)	—	(2)	—

COMPREHENSIVE INCOME	$2	$16	$15	$35

See notes to the Interim Consolidated Financial Statements.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	(Unaudited) June 15, 2012	December 30, 2011
ASSETS
Cash and cash equivalents	$83	$110
Restricted cash (including $50 and $42 from VIEs, respectively)	72	81
Accounts and contracts receivable (including $5 and $0 from VIEs, respectively)	101	105
Notes receivable (including $772 and $910 from VIEs, respectively)	1,076	1,149
Inventory	907	959
Property and equipment	275	285
Other (including $0 and $6 from VIEs, respectively)	133	157

Total Assets	$2,647	$2,846

LIABILITIES AND EQUITY
Accounts payable	$81	$145
Advance deposits	44	46
Accrued liabilities (including $3 and $0 from VIEs, respectively)	127	121
Deferred revenue	35	29
Payroll and benefits liability	59	55
Liability for Marriott Rewards loyalty program	194	225
Deferred compensation liability	45	47
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $711 and $847 from VIEs, respectively)	714	850
Other (including $0 and $2 from VIEs, respectively)	93	76
Deferred taxes	61	78

Total Liabilities	1,493	1,712

Contingencies and Commitments (Note 8)
Preferred stock—$.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$.01 par value; 100,000,000 shares authorized; 34,334,887 and 33,845,700 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,122	1,117
Accumulated other comprehensive income	17	19
Retained earnings (deficit)	15	(2)

Total Equity	1,154	1,134

Total Liabilities and Equity	$2,647	$2,846

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011
OPERATING ACTIVITIES
Net income	$17	$35
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14	16
Amortization of debt issuance costs	3	2
Provision for loan losses	23	14
Share-based compensation	6	4
Deferred income taxes	(17)	17
Impairment reversals on equity investment	(2)	—
Net change in assets and liabilities:
Accounts and contracts receivable	4	1
Notes receivable originations	(99)	(103)
Notes receivable collections	148	152
Inventory	51	60
Other assets	21	(2)
Accounts payable, advance deposits and accrued liabilities	(56)	1
Liability for Marriott Rewards loyalty program	(31)	(22)
Deferred revenue	5	(15)
Payroll and benefit liabilities	4	(10)
Deferred compensation liability	(2)	—
Other liabilities	17	10

Net cash provided by operating activities	106	160

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(7)	(8)
Proceeds from sale of property and equipment	3	1
Decrease (increase) in restricted cash	9	(10)

Net cash provided by (used in) investing activities	5	(17)

FINANCING ACTIVITIES
Repayment of debt related to securitizations	(136)	(122)
Borrowings on Revolving Corporate Credit Facility	15	—
Repayment of Revolving Corporate Credit Facility	(15)	—
Repayment of third party debt	—	(2)
Proceeds from stock option exercises	3	—
Payment of withholding taxes on vesting of restricted stock units	(3)	—
Net distribution to Marriott International	—	(20)

Net cash used in financing activities	(136)	(144)

Effect of changes in exchange rates on cash and cash equivalents	(2)	—
DECREASE IN CASH AND CASH EQUIVALENTS	(27)	(1)
CASH AND CASH EQUIVALENTS, beginning of period	110	26

CASH AND CASH EQUIVALENTS, end of period	$83	$25

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

Marriott Vacations Worldwide Corporation (“Marriott Vacations Worldwide,” “we” or “us,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity) is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under the Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under the Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton”), a subsidiary of Marriott International, Inc. (“Marriott International”) generally provides on-site management for Ritz-Carlton branded properties.

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

Prior to the Spin-Off, Marriott International completed an internal reorganization to contribute its non-U.S. and U.S. subsidiaries that conducted its vacation ownership business to Marriott Vacations Worldwide, a newly formed wholly owned subsidiary of Marriott International; the contributed subsidiaries included Marriott Ownership Resorts, Inc., which does business under the name Marriott Vacation Club International. The distribution of Marriott Vacations Worldwide common stock was made on November 21, 2011, with Marriott International shareholders receiving one share of Marriott Vacations Worldwide common stock for every ten shares of Marriott International common stock held as of the close of business Eastern time on the record date of November 10, 2011. Fractional shares of Marriott Vacations Worldwide common stock were not distributed; any fractional share of Marriott Vacations Worldwide common stock otherwise issuable to a Marriott International shareholder was sold in the open market on such shareholder’s behalf, with such shareholder receiving a cash payment in lieu of such fractional share.

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

We refer to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.”

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the quarter ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2012 Second Quarter	June 15, 2012
2012 First Quarter	March 23, 2012
2011 Second Quarter	June 17, 2011
2011 First Quarter	March 25, 2011

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, seasonal and short-term variations.

These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, you should read these interim Financial Statements in conjunction with the audited annual Consolidated Financial Statements and notes to those Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

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

Restatement of Prior Year Cash Flow Activity Classification

While preparing our Cash Flows for the year ended December 30, 2011, we discovered errors in the presentation of certain items within our prior periods. Consequently, we have restated the accompanying Cash Flows for twenty-four weeks ended June 17, 2011, appearing herein, from amounts previously reported to correct the prior period misstatements for these classification errors. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are immaterial to our individual prior period Financial Statements.

The tables below summarize the effect of the restatement of the previously reported Cash Flow activities for the twenty-four weeks ended June 17, 2011.

	For the Twenty-Four Weeks Ended June 17, 2011
($ in millions)	As Previously Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Share-based compensation	$—	$4	$4
All other, including working capital changes	1	4	5
Net cash provided by operating activities	$152	$8	$160

INVESTING ACTIVITIES
Decrease in restricted cash	$—	$(10)	$(10)
Net cash used in investing activities	$(7)	$(10)	$(17)

FINANCING ACTIVITIES
Net distribution to Marriott International	$(23)	$3	$(20)
Repayment of debt related to securitizations	(121)	(1)	(122)
Net cash used in financing activities	$(146)	$2	$(144)

New Accounting Standards

Accounting Standards Update No. 2011-04—“Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 became effective during our first quarter of 2012. The adoption of this update did not have a material impact on our Financial Statements.

Accounting Standards Update No. 2011-05—“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) and Accounting Standards Update No. 2011-12 – “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU No. 2011-12”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-12 defers until further notice ASU No. 2011-05’s requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and both ASU No. 2011-05 and ASU No. 2011-12 became effective during our first quarter of 2012. The adoption of these updates changed the order in which certain financial statements are presented and has required us to provide additional detail on those financial statements, but did not have any substantive impact on our Financial Statements.

2. INCOME TAXES

Prior to the Spin-Off, our operating results were included in Marriott International’s combined U.S. federal and state income tax returns and in many of Marriott International’s tax filings for non-U.S. jurisdictions. Subsequent to the Spin-Off, Marriott Vacations Worldwide files its own U.S. consolidated federal and state tax returns, as well as separate tax filings for non-U.S. jurisdictions. For periods prior to the Spin-Off, we determined our provision for income taxes and our contribution to Marriott International’s tax losses and tax credits on a separate return basis and included each in these Financial Statements. Our separate return basis tax loss and tax credit carry backs may not reflect the tax positions taken or to be taken by Marriott International for tax losses occurring prior to the Spin-Off. In many cases tax losses and tax credits generated by us prior to Spin-Off have been available for use by Marriott International and will largely continue to be available to Marriott International in the future.

On November 21, 2011, we entered into a Tax Sharing and Indemnification Agreement with Marriott International (the “Tax Sharing and Indemnification Agreement”), which governs the allocation of responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide and each will indemnify and hold harmless the other from and against the taxes so allocated.

In addition, under the Tax Sharing and Indemnification Agreement, Marriott International is allocated the responsibility for payment of taxes for our taxable income prior to Spin-Off and we are allocated the responsibility for payment of taxes for our taxable income subsequent to Spin-Off.

We had potential unrecognized tax benefits of $2 million at June 15, 2012 and at December 30, 2011 relating to contested tax assessments, that, if realized, would have impacted our effective tax rate.

As a large taxpayer, Marriott International is continuously under audit by the IRS and other taxing authorities. Marriott Vacations Worldwide has joined in the Marriott International U.S. Federal tax consolidated filing for all years prior to 2011 and a portion of 2011 up to the date of the Spin-Off. The IRS has examined Marriott International’s federal income tax returns, and it has settled all issues for the tax years through 2009. Marriott International participated in the IRS Compliance Assurance Program for the 2011 and 2010 tax years. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period. Pursuant to the Tax Sharing and Indemnification Agreement, Marriott International is liable and shall pay the relevant tax authority for all taxes related to the taxable income prior to the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities.

3. NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	June 15, 2012	December 30, 2011
Vacation ownership notes receivable—securitized	$772	$910
Vacation ownership notes receivable—non-securitized	304	239

Total vacation ownership notes receivable	$1,076	$1,149

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2012	$44	$60	$104
2013	46	106	152
2014	35	113	148
2015	27	112	139
2016	27	103	130
Thereafter	125	278	403

Balance at June 15, 2012	$304	$772	$1,076

Weighted average stated interest rate at June 15, 2012	11.6%	13.1%	12.6%
Range of stated interest rates at June 15, 2012	0.0% to 19.5%	6.1% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Operations in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Interest income associated with vacation ownership notes receivable—securitized	$25	$30	$53	$62
Interest income associated with vacation ownership notes receivable—non-securitized	8	7	15	14

Total interest income associated with vacation ownership notes receivable	$33	$37	$68	$76

We record an estimate of expected uncollectibility on all notes receivable from vacation ownership purchasers as a reduction of revenues from the sale of vacation ownership products at the time we recognize profit on a vacation ownership product sale. We fully reserve for all defaulted vacation ownership notes receivable in addition to recording a reserve on the estimated uncollectible portion of the remaining vacation ownership notes receivable. For those vacation ownership notes receivable that are not in default, we assess collectability based on pools of vacation ownership notes receivable because we hold large numbers of homogeneous vacation ownership notes receivable. We use the same criteria to estimate uncollectibility for non-securitized vacation ownership notes receivable and securitized vacation ownership notes receivable because they perform similarly. We estimate uncollectibility for each pool based on historical activity for similar vacation ownership notes receivable.

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the twenty-four weeks ended June 15, 2012:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Balance at year-end 2011	$104	$67	$171
Provision for loan losses	14	9	23
Clean-up calls (1)	1	(1)	—
Write-offs	(30)	—	(30)
Defaulted notes receivable repurchase activity (2)	18	(18)	—

Balance at June 15, 2012	$107	$57	$164

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire previous notes receivable securitizations.
(2)

Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.86 percent and 7.71 percent as of June 15, 2012 and December 30, 2011, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for credit losses of $6 million as of June 15, 2012 and December 30, 2011.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in notes receivable on non-accrual status at June 15, 2012	$84	$13	$97
Investment in notes receivable on non-accrual status at year-end 2011	$90	$11	$101
Average investment in notes receivable on non-accrual status during the twenty-four weeks ended June 15, 2012	$87	$12	$99
Average investment in notes receivable on non-accrual status during the twenty-four weeks ended June 17, 2011	$108	$16	$124

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of June 15, 2012:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31–90 days past due	$11	$19	$30
91–150 days past due	7	10	17
Greater than 150 days past due	77	3	80

Total past due	95	32	127
Current	316	797	1,113

Total vacation ownership notes receivable	$411	$829	$1,240

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

	At June 15, 2012		At December 30, 2011
($ in millions)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable—securitized	$772	$942	$910	$1,061
Vacation ownership notes receivable—non-securitized	304	333	239	245

Total financial assets	$1,076	$1,275	$1,149	$1,306

Non-recourse debt associated with securitized notes receivable	$(608)	$(645)	$(729)	$(750)
Warehouse credit facility	(103)	(104)	(118)	(116)
Other debt	(3)	(3)	(3)	(3)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(45)	(40)	(40)
Liability for Marriott Rewards loyalty program	(194)	(178)	(225)	(206)
Other liabilities	(30)	(35)	(29)	(32)

Total financial liabilities	$(978)	$(1,010)	$(1,144)	$(1,147)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

Vacation Ownership Notes Receivable

We estimate the fair value of our securitized vacation ownership notes receivable using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model uses default rates, prepayment rates, coupon rates and loan terms for our securitized vacation ownership notes receivable portfolio as key drivers of risk and relative value, that when applied in combination with pricing parameters, determines the fair value of the underlying notes receivable.

We bifurcate our non-securitized vacation ownership notes receivable into two pools as follows:

($ in millions)	At June 15, 2012		At December 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable—eligible for securitization	$121	$150	$41	$47
Vacation ownership notes receivable—not eligible for securitization	183	183	198	198

Total vacation ownership notes receivable—non-securitized	$304	$333	$239	$245

We estimate the fair value of a portion of our non-securitized vacation ownership notes receivable that we believe will ultimately be securitized in the same manner as securitized vacation ownership notes receivable. We value the remaining non-securitized vacation ownership notes receivable at their carrying value, rather than using our pricing model. We believe that the carrying value of these particular vacation ownership notes receivable approximates fair value because the stated interest rates of these loans are consistent with current market rates and the reserve for these vacation ownership notes receivable appropriately accounts for risks in default rates, prepayment rates and loan terms.

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

5. EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income attributable to Marriott Vacations Worldwide common shareholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted earnings per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method.

On November 21, 2011, we ceased to be a subsidiary of Marriott International and became an independent publicly traded company. On November 21, 2011, Marriott International distributed 33.7 million shares of $.01 par value Marriott Vacations Worldwide common stock to Marriott International’s shareholders of record as of the close of business Eastern time on the record date of November 10, 2011. This share amount is utilized for the calculation of basic earnings per common share for the second quarter of 2011 because all 100 shares of our common stock outstanding prior to November 21, 2011 were held by Marriott International. For the second quarter of 2011, the same number of shares is used for diluted earnings per common share and for basic earnings per common share as no dilutive securities were outstanding for such period.

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in millions, except per share amounts)	June 15, 2012 (1)	June 17, 2011	June 15, 2012 (1)	June 17, 2011
Computation of Basic Earnings Per Share
Net income	$8	$16	$17	$35
Weighted average shares outstanding	34.3	33.7	34.2	33.7
Basic Earnings per share	$0.25	$0.47	$0.50	$1.05
Computation of Diluted Earnings Per Share
Net income	$8	$16	$17	$35
Weighted average shares outstanding	34.3	33.7	34.2	33.7
Effect of dilutive securities
Employee stock option and SARs	1.1	—	1.0	—
Restricted stock units	0.7	—	0.7	—
Shares for diluted earnings per share	36.1	33.7	35.9	33.7
Diluted earnings per share	$0.24	$0.47	$0.48	$1.05

(1)

Approximately 84,433 shares of common stock issuable upon the vesting of certain performance-based awards were not included in the computations of diluted earnings per share for the second quarter of 2012 and for the twenty-four weeks ended June 15, 2012, respectively, because the performance conditions required for such shares to vest were not achieved by the end of the reporting period.

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings.

In accordance with the applicable accounting guidance for calculating earnings per share, we have excluded 40,086 options and SARs with exercise prices ranging from $26.37 to $28.19 in our calculation of diluted earnings per share for the twenty-four week period ended June 15, 2012, because those exercise prices were greater than the average market prices for the applicable period.

For the twelve week period ended June 15, 2012, we have not excluded any options or SARs from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.

6. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At June 15, 2012	At December 30, 2011
Finished goods	$471	$448
Work-in-progress	119	215
Land and infrastructure	311	290

Real estate inventory	901	953
Operating supplies and retail inventory	6	6

	$907	$959

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value.

7. PROPERTY AND EQUIPMENT

The following table details the composition of our property and equipment balances:

($ in millions)	At June 15, 2012	At December 30, 2011
Land	$150	$152
Buildings and leasehold improvements	221	227
Furniture and equipment	279	271
Construction in progress	6	9

	656	659
Accumulated depreciation	(381)	(374)

	$275	$285

8. CONTINGENCIES AND COMMITMENTS

Guarantees

We issue guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products for the Luxury and Asia Pacific segments. The terms of guarantees to lenders generally require us to fund if the purchaser fails to pay under the term of its note payable. Prior to the Spin-Off, Marriott International guaranteed our performance under these arrangements. Subsequent to the Spin-Off, Marriott International continues to hold a standby letter of credit related to the Asia Pacific segment guarantee. If Marriott International is required to fund any draws by lenders under this letter of credit it would seek recourse from us. Marriott International no longer guarantees our performance with respect to third-party financing for sales of products in the Luxury segment. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as notes mature or are repaid. The terms of the underlying notes extend to 2022.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions) Segment	Maximum Potential	Liability for Expected
	Amount of Future Fundings at June 15, 2012	Future Fundings at June 15, 2012
Asia Pacific	$20	$—
Luxury	3	1

Total financing guarantees where we are the primary obligor	$23	$1

We included our liability for expected future fundings of the financing guarantees in our Balance Sheets in the Other caption within Liabilities.

Prior to the Spin-Off, Marriott International also guaranteed our performance using letters of credit under certain agreements necessary to operate our Europe segment. Subsequent to the Spin-Off, Marriott International continues to hold $2 million (€1 million) of standby letters of credit related to these guarantees. If Marriott International is required to fund any draws under these letters of credit it would seek recourse from us.

In addition to the guarantees we describe in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owners or our own actions.

Commitments and Letters of Credit

In addition to the guarantees we note in the preceding paragraphs, as of June 15, 2012, we had the following commitments:

•	$2 million (€1 million) of other purchase commitments that we expect to fund over the next two years, as follows: $1 million in each of 2013 and 2014.

•

We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments under these contracts were $2 million, which we expect will be paid in 2012.

•	Commitments to subsidize vacation ownership associations were $4 million, which we expect will be paid in 2012.

Surety bonds issued as of June 15, 2012 totaled $93 million, the majority of which were requested by federal, state or local governments related to our operations.

Additionally, as of June 15, 2012, we had $5 million of letters of credit outstanding under our four-year $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

Certain of our subsidiaries are defendants in a lawsuit in the Superior Court of California, County of San Francisco in which the plaintiffs, 11 owners at our Ritz-Carlton Club and Residences, San Francisco property, question the adequacy of disclosures made regarding bonds issued for the project under California’s Mello-Roos Community Facilities Act of 1982 and their payment obligations with respect to such bonds. In June 2012, the trial judge issued a tentative decision on phase one of the proceeding in favor of the plaintiffs, concluding on the basis of several theories that the plaintiffs are entitled to, among other relief, rescission of their purchase contracts and punitive damages in an amount to be determined. The decision is not yet final, and the total amounts that we may be required to pay to the plaintiffs in this matter are not estimable at this time due to the current procedural status of the case, as well as the uncertainties with respect to the Court’s conclusion and assessment of damages, if any. If the decision does become final, we intend to vigorously appeal the decision. Two other lawsuits are pending in which 11 other owners assert similar claims. To date, we have accrued approximately $7 million for these matters based on amounts that are currently estimable, of which we accrued $2 million in the second quarter of 2012.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $156 million, of which $14 million is included within liabilities on our Balance Sheet. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

9. DEBT

The following table provides detail on our debt balances:

($ in millions)	At June 15, 2012	At December 30, 2011
Non-recourse debt associated with securitized notes receivable, interest rates ranging from 3.64% to 7.20% (weighted average interest rate of 5.14%) (1)	$608	$729
Warehouse credit facility (effective interest rate of 2.08%) (1)	103	118
Revolving corporate credit facility	—	—
Other	3	3

	$714	$850

(1)	Interest rates are as of June 15, 2012.

See Footnote No. 12, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding is, recourse to us but is unsecured. Although no cash borrowings were outstanding as of June 15, 2012 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors of that facility, in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions) Debt Principal Payments Year	Non-Recourse Debt	Warehouse Credit Facility	Other Debt	Total
2012	$55	$8	$—	$63
2013	100	95	—	195
2014	108	—	—	108
2015	104	—	—	104
2016	85	—	—	85
Thereafter	156	—	3	159

Balance at June 15, 2012	$608	$103	$3	$714

As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $21 million in the twenty-four weeks ended June 15, 2012 and $20 million in the twenty-four weeks ended June 17, 2011.

Non-Recourse Debt Associated with Securitized Notes Receivable

Each of our securitized vacation ownership notes receivable pools is subject to various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (related to the interests we retained) to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. At the end of the second quarter of 2012, no pools were out of compliance. As a result of performance triggers, a total of $1 million in cash of excess spread was redirected to accelerate principal payments to investors during the twenty-four weeks ended June 15, 2012. As of June 15, 2012, we had 9 securitized vacation ownership notes receivable pools outstanding (excluding the Warehouse Credit Facility).

Refer to Footnote No. 16, “Subsequent Events”, for information on the securitization of vacation ownership notes receivable subsequent to June 15, 2012.

10. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of June 15, 2012, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

11. SHARE-BASED COMPENSATION

A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Marriott Vacations Worldwide Stock Plan”). As of June 15, 2012, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan.

For share-based awards with service-only vesting conditions, we measure compensation expense related to share-based payment transactions with our employees and non-employee directors at fair value on the grant date and recognize this expense in the Statement of Operations over the vesting period during which the employees provide service in exchange for the award. For share-based arrangements with performance conditions as a prerequisite to vesting, we recognize compensation expense once it is probable that the corresponding performance condition will be achieved.

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $3 million and $2 million for the twelve weeks ended June 15, 2012 and June 17, 2011, respectively, and $6 million and $4 million for the twenty-four weeks ended June 15, 2012 and June 17, 2011, respectively. Our deferred compensation liability related to unvested awards held by our employees totaled $20 million and $19 million at June 15, 2012 and December 30, 2011 respectively.

Restricted Stock Units (“RSUs”)

We granted 215,109 RSUs during the twenty-four weeks ended June 15, 2012 to our employees, and those RSUs generally vest over four year periods in annual installments commencing one year after the date of grant. RSUs granted in the twenty-four weeks ended June 15, 2012 had a weighted average grant-date fair value of $23.

During the twenty-four weeks ended June 15, 2012, we granted RSUs with performance-based vesting criteria to key members of management. The number of RSUs earned, if any, will be determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum amount of RSUs that may vest under the performance-based RSUs is approximately 170,000.

Stock Appreciation Rights (“SARs”)

We granted 2,778 SARs to a non-employee director in lieu of annual cash retainers during the twenty-four weeks ended June 15, 2012. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter of the number of SARs granted at the end of each of the first four years following the date of grant. These SARs vested immediately and had a weighted average grant-date fair value of $14 and a weighted average exercise price of $28.

We use the Black-Scholes model to estimate the fair value of the stock options or SARs granted. For SARs granted under the Marriott Vacations Worldwide Stock Plan in the twenty-four weeks ended June 15, 2012, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated based on the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants during the twenty-four weeks ended June 15, 2012:

Expected volatility	54.30%
Dividend yield	0.00%
Risk-free rate	1.13%
Expected term (in years)	6.25

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

Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations

We periodically securitize, without recourse, through bankruptcy remote special purpose entities, notes receivable originated in connection with the sale of vacation ownership products. These vacation ownership notes receivable securitizations provide funding for us and transfer the economic risks and substantially all the benefits of the loans to third parties. In a vacation ownership notes receivable securitization, various classes of debt securities that the special purpose entities issue are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. We service the vacation ownership notes receivable. With each vacation ownership notes receivable securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized vacation ownership notes receivable or, in some cases, overcollateralization and cash reserve accounts.

We created these entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them variable interest entities. We continue to service the vacation ownership notes receivable, transfer all proceeds collected to these special purpose entities, and retain rights to receive benefits that are potentially significant to the entities. Accordingly, we concluded that we are the entities’ primary beneficiary and, therefore, may consolidate them.

The following table shows consolidated assets, that are collateral for the obligations of these variable interest entities, and consolidated liabilities included in our Balance Sheet at June 15, 2012.

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Notes receivable, net of reserves	$653	$119	$772
Interest receivable	4	1	5
Restricted cash	44	6	50

Total	$701	$126	$827

Consolidated Liabilities:
Interest payable	$3	$—	$3
Debt	608	103	711

Total	$611	$103	$714

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended June 15, 2012:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$21	$4	$25
Interest expense to investors	$8	$1	$9
Debt issuance cost amortization	$—	$1	$1

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twenty-four weeks ended June 15, 2012:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$45	$8	$53
Interest expense to investors	$16	$2	$18
Debt issuance cost amortization	$1	$1	$2

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Cash inflows:
Net proceeds from notes receivable securitization	$—	$—	$—	$—
Principal receipts	40	51	84	110
Interest receipts	22	31	47	64

Total	62	82	131	174

Cash outflows:
Principal to investors	(29)	(40)	(75)	(100)
Voluntary repurchases of defaulted notes	(7)	(10)	(17)	(22)
Voluntary clean-up call	(18)	—	(30)	—
Interest to investors	(5)	(7)	(14)	(20)

Total	(59)	(57)	(136)	(142)

Net Cash Flows	$3	$25	$(5)	$32

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Cash inflows:
Net proceeds from notes receivable securitization	$—	$—	$—	$—
Principal receipts	7	—	15	—
Interest receipts	4	—	8	—

Total	11	—	23	—

Cash outflows:
Principal to investors	(5)	—	(13)	—
Voluntary repurchases of defaulted notes	(1)	—	(1)	—
Interest to investors	—	—	(1)	—

Total	(6)	—	(15)	—

Net Cash Flows	$5	$—	$8	$—

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial mortgage balance. Our maximum exposure to loss relating to the entities that own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.

Other Variable Interest Entities

We have an equity investment in and a note receivable due from a variable interest entity that develops and markets vacation ownership and residential products in Hawaii pursuant to a joint venture arrangement. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of this entity, as power to direct the activities that most significantly impact the entity’s economic performance is shared among the variable interest holders and, therefore, we do not consolidate the entity. We provided a completion guarantee in favor of the project lenders for which the joint venture has delivered a completed operational project. Although we have not received a release of the guarantee from the lenders, we do not believe we have any exposure for funding. In 2009, we fully impaired our equity investment in the entity and in certain notes receivable due from the entity. In 2010, the continued application of equity losses to our investment in the remaining outstanding notes receivable balance reduced its carrying value to zero. In addition, the venture was unable to pay promissory notes that matured on December 31, 2010 and August 1, 2011. Subsequently, the lenders issued a notice of default to the venture. The venture continues to seek to negotiate a consensual resolution, but no resolution has been reached to date and the lenders have initiated foreclosure proceedings with respect to unsold interests in the project. We have given notice of breach or termination of various agreements, including management agreements with the owners’ associations at the project, marketing and sales agreements with the venture, and other agreements pursuant to which we provide services to the venture, with termination effective September 10, 2012. During the second quarter of 2012, we reversed $2 million of our previously recorded impairment of this equity investment because the actual costs incurred to suspend the marketing and sales operations were lower than previously estimated. We have a remaining accrual of $10 million for potential future funding included in other liabilities on our Balance Sheet, representing our remaining expected exposure to loss related to our involvement with this entity. In addition, several owners at the project have filed suit against several parties involved in the project, including two of our subsidiaries, which could result in additional exposures which are not estimable at this time.

13. RELATED PARTY TRANSACTIONS

Effective upon the completion of the Spin-Off, Marriott Vacations Worldwide ceased to be a related party of Marriott International.

Through November 21, 2011 (the effective date of the Spin-Off), our expenses included allocations from Marriott International of costs associated with services provided by Marriott International to us including, but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect a reasonable allocation to us of the actual costs incurred to perform these services. These allocated costs were $6 million and $14 million for the twelve and twenty-four weeks ended June 17, 2011, respectively.

Marriott International allocated indirect general and administrative costs to us for certain functions and services provided to us by Marriott International, including, but not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support primarily on the basis of our proportion of Marriott International’s overall revenue. Accordingly, we were allocated $4 million and $7 million for the twelve and twenty-four weeks ended June 17, 2011, respectively, of Marriott International’s indirect general and corporate overhead expenses and have included these expenses in General and administrative expenses on our Statements of Operations.

Marriott International ceased allocating expenses to us after the Spin-Off on November 21, 2011. We determined that our relative revenue was a reasonable reflection of Marriott International time dedicated to the oversight of our historical business. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented.

All significant intercompany transactions between us and Marriott International were included in our historical financial statements and are considered to be effectively settled as of the time of the Spin-Off. The total net effect of the settlement of these intercompany transactions is reflected in the Statements of Cash Flows as a financing activity.

14. SHAREHOLDERS’ EQUITY

The following table details changes in shareholders’ equity during the twenty-four weeks ended June 15, 2012:

($ in millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained (Deficit) Earnings	Total Equity
Balance at year-end 2011	$1,117	$19	$(2)	$1,134
Net income	—	—	17	17
Currency translation adjustments	—	(2)	—	(2)
Amounts related to share-based compensation	5	—	—	5

Balance at June 15, 2012	$1,122	$17	$15	$1,154

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

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
North America	$315	$299	$623	$598
Luxury	18	26	44	55
Europe	29	33	49	56
Asia Pacific	21	22	39	42

Total segment revenues	383	380	755	751
Corporate and other	—	—	—	—

	$383	$380	$755	$751

Net Income

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
North America	$71	$67	$143	$135
Luxury	(2)	(3)	(6)	(9)
Europe	—	3	—	4
Asia Pacific	1	(3)	2	—

Total segment financial results	70	64	139	130
Corporate and other	(58)	(36)	(110)	(69)
Provision for income taxes	(4)	(12)	(12)	(26)

	$8	$16	$17	$35

Assets

	At Period-End
($ in millions)	June 15, 2012	December 30, 2011
North America	$2,133	$2,169
Luxury	162	185
Europe	115	134
Asia Pacific	92	103

Total segment assets	2,502	2,591
Corporate and other	145	255

	$2,647	$2,846

16. SUBSEQUENT EVENT

On June 28, 2012, we completed a securitization involving the transfer of a pool of approximately $250 million in vacation ownership notes receivable (the “Loans”) to Marriott Vacation Club Owner Trust 2012-1 (the “2012-1 Trust”), including $122 million of Loans that were previously securitized in the Warehouse Credit Facility. Simultaneous with the securitization of the Loans to the 2012-1 Trust, investors purchased approximately $238 million in Timeshare Loan Backed Notes (the “Notes”) from the 2012-1 Trust in a private placement. Two classes of Notes were issued by the 2012-1 Trust: approximately $210 million of Class A Notes and approximately $28 million of Class B Notes. The Class A Notes have an interest rate of 2.51% and the Class B Notes have an interest rate of 3.50%, for an overall weighted average interest rate of 2.625%. As consideration for the securitization of the Loans, we received initial gross cash proceeds (before transaction expenses and required reserves) of approximately $238 million ($233 million after transaction expenses and required reserves), and a subordinated residual interest in the 2012-1 Trust through which we expect to realize the remaining value of the Loans over time. Of this amount, approximately $101 million was used to repay amounts previously drawn under the Warehouse Credit Facility, and the remainder will be used for general corporate purposes. We will account for the securitization as a secured borrowing and therefore, will not recognize a gain or loss in the third quarter of 2012 as a result of this transaction. The results of operations of the 2012-1 Trust will be consolidated within our results of operations as the Trust is a variable interest entity for which we are the primary beneficiary.

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

Our Financial Statements (as defined below), which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Quarterly Report on Form 10-Q, however, may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been operated as a separate, independent entity during the periods prior to the Spin-Off (defined below) that are presented, or what our financial condition, results of operations and cash flows may be in the future.

We refer to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Operations as our “Statements of Operations,” and (iii) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.”

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

As described in Footnote No. 1, “Summary of Significant Accounting Policies,” in the Notes to our Financial Statements, through the date of the Spin-Off, the Financial Statements discussed below were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Marriott International. These Financial Statements have been prepared as if the Spin-Off had taken place as of the earliest period presented. The Financial Statements reflect our historical financial position, results of operations and cash flows as we have historically operated, in conformity with United States Generally Accepted Accounting Principles (“GAAP”). All significant intracompany transactions and accounts within these Financial Statements have been eliminated. Beginning November 22, 2011, for periods following the completion of the Spin-Off, our financial results also include the impact of the royalty fee payable under the license agreements with Marriott International and The Ritz-Carlton Hotel Company, L.L.C. that we entered into in connection with the Spin-Off (the “License Agreements”) and the dividend payable on the mandatorily redeemable preferred stock of our consolidated subsidiary (included in interest expense).

Business and Overview

We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under the Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under the Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. generally provides on-site management for Ritz-Carlton branded properties.

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

Sale of Vacation Ownership Products

We recognize revenues from the sale of vacation ownership products when all of the following conditions exist:

•	A binding sales contract has been executed;

•	The statutory rescission period has expired;

•	The receivable is deemed collectible;

•	The criteria for percentage of completion accounting are met; and

•	The remainder of our obligations are substantially completed.

Sale of vacation ownership products may be made for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive a minimum down payment equal to ten percent of the purchase price plus the fair value of certain sales incentives provided to the purchaser. These sales incentives typically include Marriott Rewards Points or an alternative sales incentive that we refer to as “plus points”. These plus points are redeemable for stays at our resorts, generally within one year from the date of issuance. All sales incentives are only awarded if the sale is closed.

As a result of the down payment requirements with respect to financed sales and the statutory rescission periods, we often defer revenues associated with the sale of vacation ownership products from the date of the purchase agreement to a future period. When comparing results year-over-year, this deferral frequently generates significant variances, which we refer to as the impact of revenue reportability.

Finally, as more fully described in the “Financing” section below, we record an estimate of expected uncollectibility on all notes receivable (also known as a notes receivable reserve) from vacation ownership purchases as a reduction of revenues from the sale of vacation ownership products at the time we recognize revenues from a sale.

We report, on a supplemental basis, contract sales for each of our four segments. Contract sales represent the total amount of vacation ownership product sales from purchase agreements signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Statements of Operations due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

Total contract sales include sales from company-owned projects and prior to 2012, also include sales generated under a marketing and sales arrangement with a joint venture. Prior to 2011, we established cancellation allowances for previously reported contract sales in anticipation that a portion of these contract sales would not be realized due to contract cancellations prior to closing. These cancellation allowances related mainly to our Luxury segment where we were selling vacation ownership products well in advance of completion of construction. Given the significant amount of time between the date of the purchase agreement and ultimate closings of sales, as well as the significant weakness in the overall economic environment and, in particular, the luxury real estate markets during 2010, 2009 and 2008, many customers decided not to complete their purchases. As we do not have any luxury products under construction, we do not anticipate having significant additional cancellation allowances in the future.

Cost of vacation ownership products includes costs to develop and construct the project (also known as real estate inventory costs) as well as other non-capitalizable costs associated with the overall project development process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or real estate inventory costs for the project in a period, a non-cash adjustment is recorded to the cost of vacation ownership products in our Statements of Operations to true-up costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-up activity, will have a positive or negative impact on our Statements of Operations.

We refer to revenues from the sale of vacation ownership products less the cost of vacation ownership products and marketing and sales costs as development margin. Development margin percentage is calculated by dividing development margin by revenues from the sale of vacation ownership products.

Resort Management and Other Services

Our resort management and other services revenues includes revenues we earn for managing our resorts, providing ancillary offerings including food and beverage, retail, and golf and spa offerings, and for providing other services to our guests.

We provide day-to-day-management services, including housekeeping services, operation of reservation systems, maintenance, and certain accounting and administrative services for property owners’ associations. We receive compensation for such management services which is generally based on either a percentage of total costs to operate the resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. In connection with the Marriott Vacation Club Destinations TM (“MVCD”) program, we also receive annual club dues and certain transaction based fees charged to owners and other third parties for services.

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

	Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011
Average FICO score	733	737

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

Financing revenues include interest income earned on notes receivable as well as fees earned from servicing the existing note portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. Due to weakened economic conditions, the number of customers choosing to finance their vacation ownership purchase with us (which we refer to as “financing propensity”) declined significantly over the last several years, due in part to our elimination of financing incentive programs. As a result, we expect that interest income will continue to decline over the next few years until new originations outpace the decline in principal amount of the existing note portfolio.

In the event of a default, we generally have the right to foreclose on or revoke the vacation ownership interest. We typically return interests that we reacquire through foreclosure or revocation back to real estate inventory. As discussed above, we record a notes receivable reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products in our Statements of Operations. Historical default rates, which represent defaults as a percentage of each year’s beginning gross notes receivable balance, were 2.6% for each of the twenty-four weeks ended June 15, 2012 and June 17, 2011.

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory.

We obtain rental inventory from:

•	Unsold inventory; and

•	Inventory we control because owners have elected various usage options.

Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points issued under the MVCD program when those points are redeemed for rental stays at one of our resorts or upon expiration.

Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternate usage options, including Marriott Rewards Points, for owners who elect to exchange their inventory;

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

Cost Reimbursements

Cost reimbursements revenues include direct and indirect costs that property owners’ associations and joint ventures in which we participate reimburse to us. In accordance with the accounting guidance for “gross versus net” presentation, we record these revenues on a gross basis. We recognize cost reimbursements revenue when we incur the related reimbursable costs. These costs primarily consist of payroll and payroll related costs for management of the property owners’ associations and other services we provide where we are the employer, and for development and marketing and sales services that joint ventures contract with us to perform. Cost reimbursements are based upon actual expenses with no added margin.

Interest Expense

We refer to interest expense associated with the debt from our $300 million, non-recourse warehouse credit facility (the “Warehouse Credit Facility”) and from the securitization of our notes receivable in the term asset-backed securities (“ABS”) market as consumer financing interest expense. We distinguish consumer financing interest expense from all other interest expense (referred to as non-consumer financing interest expense) because the debt associated with the consumer financing interest expense is secured by notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us.

Other Items

We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products;

•	Development margin percentage; and,

•

Volume per guest (“VPG”), which we calculate by dividing contract sales, excluding telesales and other sales that are not attributed to a tour at a sales location, by the number of sales tours in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.

Consolidated Results

The following discussion presents an analysis of results of our operations for the twelve and twenty-four weeks ended June 15, 2012, compared to the twelve and twenty-four weeks ended June 17, 2011.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Revenues
Sale of vacation ownership products	$145	$152	$279	$295
Resort management and other services	62	57	116	108
Financing	35	39	71	80
Rental	54	46	110	95
Other	8	9	14	15
Cost reimbursements	79	77	165	158

Total revenues	383	380	755	751

Expenses
Cost of vacation ownership products	51	61	99	116
Marketing and sales	78	81	152	154
Resort management and other services	49	47	93	91
Financing	7	7	13	13
Rental	52	47	100	94
Other	3	3	5	4
General and administrative	26	19	47	38
Interest	14	10	27	22
Royalty fee	14	—	27	—
Cost reimbursements	79	77	165	158

Total expenses	373	352	728	690

Impairment reversals on equity investment	2	—	2	—

Income before income taxes	12	28	29	61
Provision for income taxes	(4)	(12)	(12)	(26)

Net income	$8	$16	$17	$35

Development margin percentage	11%	6%	10%	8%

Contract Sales
Company-Owned
Vacation ownership	$168	$159	$322	$300
Residential products	—	2	—	2

Subtotal	168	161	322	302
Cancellation reversal	—	—	—	1

Total company-owned contract sales	168	161	322	303

Joint Venture
Vacation ownership	—	2	—	6

Total joint venture contract sales	—	2	—	6

Total contract sales	$168	$163	$322	$309

Second Quarter 2012 highlights include:

•	North America segment contract sales increased 10 percent to $141 million; volume per guest (VPG) increased 14 percent year-over-year to $2,968.

•	Total gross contract sales increased 3 percent to $168 million;

•

Total company development margin increased to 11 percent in the second quarter of 2012 from 6 percent in the second quarter of 2011; North America development margin increased to 15 percent in the second quarter of 2012 from 9 percent in the second quarter of 2011.

Revenues and Expenses

Twelve Weeks Ended June 15, 2012

Revenues increased $3 million over the prior year comparable period, reflecting $8 million of higher rental revenues, $5 million of higher resort management and other services revenues and $2 million of higher cost reimbursements, partially offset by $7 million of lower sale of vacation ownership products and $4 million of lower financing revenues.

While company-owned gross contract sales increased $7 million in the second quarter of 2012, revenues from the sale of vacation ownership products decreased $7 million compared to the second quarter of 2011 as a result of $7 million of lower revenue reportability and $7 million of higher vacation ownership notes receivable reserve activity primarily due to higher sales volume and the fact that our results for the second quarter of 2011 reflected a true-up for lower than estimated default and delinquency activity in the Luxury segment. The $7 million of lower revenue reportability resulted from $9 million of unfavorable revenue reportability in the second quarter of 2012 compared to $2 million of unfavorable revenue reportability in the second quarter of 2011. Revenue reportability was impacted unfavorably in the second quarter of 2012 because certain financed sales did not meet the down payment requirement for revenue recognition purposes prior to the end of the period.

Total company-owned gross contract sales increased $7 million (4 percent) over the prior year comparable period. This increase was driven by $13 million of higher contract sales in our key North America segment, partially offset by an aggregate of $5 million of lower contract sales in our Europe and Luxury segments as we continued to sell through existing inventory, and $1 million of lower contract sales in our Asia Pacific segment. Total contract sales increased $5 million (3 percent) to $168 million in the second quarter of 2012 from $163 million in the second quarter of 2011, reflecting the $7 million increase in company-owned gross contract sales, partially offset by the fact that there were $2 million of joint venture contract sales in the second quarter of 2011 with no comparable activity in the second quarter of 2012.

The $13 million (10 percent) increase in contract sales in our North America segment reflected a 14 percent increase in VPG to $2,968 in the second quarter of 2012 from $2,607 in the second quarter of 2011. This increase in contract sales in the second quarter of 2012 was due to a 2 percent increase in closing efficiency resulting from improved marketing and sales execution and a three percent price increase.

Resort management and other services revenues increased $5 million (9 percent) over the prior year comparable period, reflecting $2 million of additional annual club dues earned in connection with the MVCD program, $2 million of higher management fees (which increased from $14 million to $16 million) resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, and $1 million of higher ancillary revenues from food and beverage and golf offerings.

Financing revenues decreased $4 million (10 percent) from the prior year comparable period, due to a lower outstanding notes receivable balance, reflecting our continued collection of existing mortgage notes receivable at a faster pace than our origination of new mortgage notes receivable. The average gross notes receivable balance decreased $140 million compared to the second quarter of 2011. In the second quarter of 2012, 38 percent of purchasers financed their vacation ownership purchase with us, compared to 41 percent in the second quarter of 2011.

Rental revenues increased $8 million (17 percent) over the prior year comparable period, reflecting a nearly $5 million increase related to a company-wide 11 percent increase in transient keys rented (over 23,000 additional keys) primarily sourced from 20,000 additional available keys (5 percent) due to more owners choosing to exchange their vacation ownership interests for alternative usage options, the recognition of $2 million of additional plus points revenue (upon utilization of plus points for stays at our resorts or upon expiration) and a $1 million increase in revenue from a company-wide 2 percent increase in average transient rate driven by stronger consumer demand. Resort occupancy, which includes owner and rental occupancy, remained constant at 90 percent in the second quarter of each of 2012 and 2011.

Cost reimbursements increased $2 million (3 percent) over the prior year comparable period, reflecting higher costs and the impact of growth across the system.

        Total revenues net of total expenses decreased $18 million from the prior year comparable period. Results reflected $14 million of royalty fee expenses (due under the License Agreements for periods subsequent to the Spin-Off), $7 million of higher general and administrative expenses, $4 million of higher interest expense, $4 million of lower financing revenues net of expenses, and $1 million of lower other revenues net of expenses. These declines were partially offset by $6 million of higher development margin, $3 million of higher rental revenues net of expenses, and $3 million of higher resort management and other services revenues net of expenses.

Development margin increased $6 million over the prior year comparable period. Results reflected a $10 million increase from higher sales volume net of direct variable expenses (cost of vacation ownership products and marketing and sales costs) and $5 million of favorable product cost true-ups. These increases were partially offset by $5 million of higher notes receivable reserve activity and a $4 million impact from unfavorable revenue reportability year-over-year.

Development margin percentage improved 5 percentage points to 11 percent in the second quarter of 2012 over the prior year comparable period. The improvement in the development margin reflects a 5 percentage point increase from lower cost of vacation ownership products due to favorable product cost true-ups and favorable mix of lower cost real estate inventory sold and a 3 percentage point increase from efficiencies in marketing and sales spending. These increases were partially offset by a 3 percentage point decline due to unfavorable revenue reportability and higher notes receivable reserve activity in the second quarter of 2012.

Resort management and other services revenues net of expenses increased $3 million over the prior year comparable period, reflecting a $2 million increase in management fees, nearly $1 million of additional annual club dues earned in connection with the MVCD program net of expenses and lower variable enrollment costs due to fewer enrollments in the second quarter of 2012 compared to the second quarter of 2011, and nearly $1 million of higher ancillary revenues net of expenses.

The $4 million decrease in financing revenues net of expenses from the prior year comparable period reflected $4 million of lower interest income on a declining notes receivable portfolio.

Rental revenues net of expenses increased $3 million over the prior year comparable period. Results reflected $2 million of higher rental revenues net of higher direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options, as well as $1 million of lower maintenance fees on unsold inventory ($14 million in the second quarter of 2012 compared to $15 million in the second quarter of 2011).

General and administrative expenses increased $7 million over the prior year comparable period, due to $4 million of organizational and separation related costs, $2 million for claims asserted related to one of our Luxury projects and $1 million of incremental stand-alone public company costs.

Interest expense increased $4 million over the prior year comparable period, due to $4 million of higher non-consumer financing interest expense. The $4 million of higher non-consumer financing interest expense primarily includes $2 million of expense associated with the liability for the Marriott Rewards guest loyalty program under the Marriott Rewards Agreement which we entered into in connection with the Spin-Off, $1 million of lower capitalized interest costs, $1 million related to dividends associated with the preferred stock issued in connection with the Spin-Off, and $1 million of amortized costs associated with our four-year $200 million revolving credit facility (the “Revolving Corporate Credit Facility”) which we entered into in connection with the Spin-Off. There was no change in consumer financing interest expense as the lower interest expense from the lower outstanding debt balances related to the securitized vacation ownership notes receivable was offset by interest expense and amortized costs associated with the Warehouse Credit Facility which we entered into in connection with the Spin-Off.

Twenty-Four Weeks Ended June 15, 2012

Revenues increased $4 million over the prior year comparable period, primarily reflecting $15 million of higher rental revenues, $8 million of higher resort management and other services revenues and $7 million of higher cost reimbursements, partially offset by $16 million of lower sale of vacation ownership products and $9 million of lower financing revenues.

While total company-owned gross contract sales (before cancellation reversals) increased $20 million in the twenty-four weeks ended June 15, 2012, revenues from the sale of vacation ownership products decreased $16 million from the prior year comparable period, as a result of $27 million of lower revenue reportability and $9 million of higher vacation ownership notes receivable reserve activity due to higher sales volume and the fact that our results for the twenty-four weeks ended June 17, 2011 reflected a true-up for lower than estimated default and delinquency activity in the Luxury segment. The $27 million of lower revenue reportability resulted from $20 million of unfavorable revenue reportability in the twenty-four weeks compared to June 15, 2012 compared to $7 million of favorable revenue reportability in the twenty-four weeks ended June 15, 2011. Revenue reportability was impacted unfavorably in the twenty-four weeks ended June 15, 2012 because certain financed sales did not meet the down payment requirement for revenue recognition purposes.

Total company-owned gross contract sales (before cancellation reversals) increased $20 million (7 percent) over the prior year comparable period. This increase was driven by $33 million of higher contract sales in our key North America segment, partially offset by an aggregate of $10 million of lower contract sales in our Europe and Luxury segments as we continued to sell through existing inventory, and $3 million of lower contract sales in our Asia Pacific segment. Total contract sales, including cancellation reversals, increased by $13 million (4 percent) over the prior year comparable period, due to the $20 million increase in company-owned gross contract sales, partially offset by the fact that there were $6 million of joint venture contract sales in the second quarter of 2011 and $1 million of cancellation reversals in the twenty-four weeks ended June 17, 2011 with no contract sales or cancellation reversals in the 2012 comparable period.

The $33 million (14 percent) increase in contract sales in our North America segment over the prior year comparable period, reflected a 16 percent increase in VPG to $2,955 in the twenty-four weeks ended June 15, 2012 from $2,553 in the twenty-four weeks ended June 17, 2011. This increase in contract sales during the twenty-four weeks ended June 15, 2012 was due to a 2 percent increase in closing efficiency resulting from improved marketing and sales execution and a one percent price increase.

Resort management and other services revenues increased $8 million (7 percent) over the prior year comparable period, reflecting $3 million of higher management fees (which increased from $28 million to $31 million) resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $3 million of additional annual club dues earned in connection with the MVCD program, and $2 million of higher ancillary revenues from food and beverage and golf offerings.

Financing revenues decreased $9 million (11 percent) from the prior year comparable period, due to a lower outstanding notes receivable balance, reflecting our continued collection of existing mortgage notes receivable at a faster pace than our origination of new mortgage notes receivable. The average gross notes receivable balance decreased $144 million compared to the twenty-four weeks ended June 17, 2011. In each of the twenty-four weeks ended June 15, 2012 and June 17, 2011, 40 percent of purchasers financed their vacation ownership purchase with us.

Rental revenues increased $15 million (16 percent) over the prior year comparable period, as a result of the recognition of $8 million of additional plus points revenue (upon utilization of plus points for stays at our resorts or upon expiration) and nearly $7 million from a company-wide 7 percent increase in transient keys rented (nearly 31,000 additional keys) driven by stronger consumer demand and an increase in available keys due to more owners choosing to exchange their vacation ownership interests for alternative usage options. The company-wide average transient rate declined by less than 1 percent driven by lower transient rates at our ski resorts in the first quarter of 2012 due to below average ski conditions, partially offset by stronger consumer demand in the second quarter of 2012 compared to the second quarter of 2011. Resort occupancy, which includes owner and rental occupancy, improved by 1 percentage point to 89 percent in the twenty-four weeks ended June 15, 2012 from 88 percent in the 2011 comparable period.

Cost reimbursements increased $7 million (4 percent) over the prior year comparable period, reflecting higher costs and the impact of growth across the system in the twenty-four weeks ended June 15, 2012.

Total revenues net of total expenses decreased $34 million from the prior year comparable period. Results reflected $27 million of royalty fee expenses (due under the License Agreements for periods subsequent to the Spin-Off), $9 million of lower financing revenues net of expenses, $9 million of higher general and administrative expenses, $5 million of higher interest expense and $2 million of lower other revenues net of expenses. These declines were partially offset by $9 million of higher rental revenues net of expenses, $6 million of higher resort management and other services revenues net of expenses, and $3 million of higher development margin.

Development margin increased $3 million over the prior year comparable period. Results reflected a $15 million increase from higher sales volume net of direct variable expenses (cost of vacation ownership products and marketing and sales costs), $7 million of favorable product cost true-ups and $2 million of higher loss contingency accruals and severance costs in the twenty-four weeks ended June 17, 2011. These increases were partially offset by a $15 million decrease due to unfavorable revenue reportability and a $6 million decrease from higher notes receivable reserve activity.

Development margin percentage improved 2 percentage points to 10 percent compared to the twenty-four weeks ended June 17, 2011. The improvement in the development margin reflects a 4 percentage point increase from lower cost of vacation ownership products due to favorable product cost true-ups and favorable mix of lower cost real estate inventory sold and a 4 percentage point increase from efficiencies in marketing and sales spending. These increases were partially offset by a 6 percentage point decline due to unfavorable revenue reportability and higher notes receivable reserve activity in the twenty-four weeks ended June 15, 2012.

Resort management and other services revenues net of expenses increased $6 million over the prior year comparable period, reflecting a $3 million increase in management fees, over $2 million of additional annual club dues earned in connection with the MVCD program, net of expenses and lower variable enrollment costs due to fewer enrollments in the twenty-four weeks ended June 15, 2012 than the 2011 comparable period, and $1 million of higher ancillary revenues net of expenses.

The $9 million decrease in financing revenues net of expenses from the prior year comparable period, reflected $9 million of lower interest income on a declining notes receivable portfolio.

Rental revenues net of expenses increased $9 million over the twenty-four weeks ended June 17, 2011. Results reflected $6 million of higher rental revenues net of higher direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options, as well as a $3 million decrease in maintenance fees on unsold inventory ($27 million in the twenty-four weeks ended June 15, 2012 compared to $30 million in the twenty-four weeks ended June 17, 2011).

Other revenues net of expenses decreased $2 million from the twenty-four weeks ended June 17, 2011, primarily due to a $2 million favorable true-up in the twenty-four weeks ended June 17, 2011 of the 2010 bonus accrual following final bonus payouts totaling less than the amount accrued.

General and administrative expenses increased $9 million over the prior year comparable period, due to $6 million of organizational and separation related costs incurred in the twenty-four weeks ended June 15, 2012, $2 million of incremental stand-alone public company costs, and $2 million for claims asserted related to one of our Luxury projects, partially offset by $1 million of cost savings initiatives.

Interest expense increased $5 million over the prior year comparable period, due to $7 million of higher non-consumer financing interest expense, offset partially by $2 million of lower consumer financing interest expense. The higher non-consumer financing interest expense primarily includes $4 million of expense associated with the liability for the Marriott Rewards guest loyalty program under the Marriott Rewards Agreement which we entered into in connection with the Spin-Off, $2 million for dividends associated with the preferred stock issued in connection with the Spin-Off, $1 million of lower capitalized interest costs, and $1 million of amortized costs associated with the Revolving Corporate Credit Facility which we entered into in connection with the Spin-Off. Lower consumer financing interest expense reflects lower outstanding debt balances related to the securitized vacation ownership notes receivable, partially offset by interest expense and amortized costs associated with the Warehouse Credit Facility which we entered into in connection with the Spin-Off.

Impairment Reversals on Equity Investment

Twelve and Twenty-Four Weeks Ended June 15, 2012

During the second quarter of 2012, we reversed $2 million of our previously recorded impairment of an equity investment because the actual costs incurred to suspend the marketing and sales operations were lower than previously estimated.

Income Tax

Twelve Weeks Ended June 15, 2012

Income tax expense decreased by $8 million from the prior year comparable period. The decrease in income tax expense is primarily related to a decrease in 2012 pretax income attributable to the United States.

Twenty-Four Weeks Ended June 15, 2012

Income tax expense decreased by $14 million from the prior year comparable period. The decrease in income tax expense is primarily related to a decrease in 2012 pretax income attributable to the United States.

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

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of performance. Our Adjusted EBITDA excludes the impact of the impairment reversals on equity investment and includes the impact of interest expense associated with the debt from the Warehouse Credit Facility and from the securitization of our notes receivable in the term ABS market, which together we refer to as consumer financing interest expense. We deduct consumer financing interest expense in determining Adjusted EBITDA since the debt is secured by notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. We evaluate Adjusted EBITDA, which adjusts for this item, to allow for period-over-period comparisons of our ongoing core operations. Adjusted EBITDA is also useful in measuring our ability to service our non-securitized debt. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our ongoing operations with results from other vacation ownership companies.

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

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Net income	$8	$16	$17	$35
Interest Expense	14	10	27	22
Tax provision, continuing operations	4	12	12	26
Depreciation and amortization	7	9	14	17

EBITDA	33	47	70	100

Impairment charges:
Impairment reversals on equity investment	(2)	—	(2)	—
Consumer financing interest expense	(10)	(10)	(20)	(22)

Adjusted EBITDA	$21	$37	$48	$78

Business Segments

Our business is grouped into four reportable business segments: North America, Luxury, Europe and Asia Pacific. See Footnote No. 15, “Business Segments,” of the Notes to our Financial Statements for further information on our segments.

At the end of the second quarter of 2012, we operated the following 64 properties by segment:

	U.S.(1)	Non-U.S.	Total
North America	43	3	46
Luxury	8	2	10
Europe	—	5	5
Asia Pacific	—	3	3

Total	51	13	64

(1)	Includes U.S. territories.

North America

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Revenues
Sale of vacation ownership products	$122	$117	$233	$229
Resort management and other services	47	43	89	82
Financing	32	36	65	73
Rental	47	38	98	82
Other	8	8	14	14
Cost reimbursements	59	57	124	118

Total revenues	315	299	623	598

Expenses
Cost of vacation ownership products	44	46	84	89
Marketing and sales	59	58	117	113
Resort management and other services	35	33	67	66
Rental	42	35	79	70
Other	3	3	5	6
General and administrative	—	—	1	1
Royalty fee	2	—	3	—
Cost reimbursements	59	57	124	118

Total expenses	244	232	480	463

Segment financial results	$71	$67	$143	$135

Development margin percentage	15%	9%	14%	11%
Volume per Guest	$2,968	$2,607	$2,955	$2,553
Contract sales (company-owned)
Vacation ownership	$141	$127	$271	$237
Residential products	—	1	—	1

Total contract sales	$141	$128	$271	$238

Twelve Weeks Ended June 15, 2012

The $16 million (5 percent) increase in revenues over the prior year comparable period reflected $9 million of higher rental revenues, $5 million of higher revenues from the sale of vacation ownership products, $4 million of higher resort management and other services revenues, and $2 million of higher cost reimbursements, partially offset by $4 million of lower financing revenues.

While contract sales increased $13 million in the second quarter of 2012, revenues from the sale of vacation ownership products only increased $5 million to $122 million in the second quarter of 2012 as a result of $9 million of lower revenue reportability partially offset by $1 million of lower notes receivable reserve activity. The $9 million of lower revenue reportability resulted from $10 million of unfavorable revenue reportability in the second quarter of 2012 compared to $1 million of unfavorable revenue reportability in the second quarter of 2011. Revenue reportability was impacted unfavorably in the second quarter of 2012 because certain financed sales did not meet the down payment requirement for revenue recognition purposes.

The $13 million (10 percent) increase in contract sales over the prior year comparable period reflected a 14 percent increase in VPG to $2,968 in the second quarter of 2012 from $2,607 in the second quarter of 2011. Contract sales increased in the second quarter of 2012 due to a three percent price increase compared to the prior year comparable period, increased experience in selling our MVCD points product, and improved marketing and sales execution.

Resort management and other services revenues increased $4 million (9 percent) over the prior year comparable period, reflecting $2 million of additional annual club dues earned in connection with the MVCD program, $1 million of higher ancillary revenues from food and beverage and golf offerings and $1 million of higher management fees (which increased from $12 million to $13 million) resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system.

Financing revenues decreased $4 million (11 percent) from the prior year comparable period, due to a lower outstanding notes receivable balance, reflecting our continued collection of existing mortgage notes receivable at a faster pace than our origination of new mortgage notes receivable. In the second quarter of 2012, 38 percent of purchasers financed their vacation ownership purchase with us, compared to 43 percent in the second quarter of 2011.

Rental revenues increased $9 million (24 percent) over the prior year comparable period, primarily reflecting a nearly $5 million increase related to a 12 percent increase in transient keys rented (nearly 23,000 additional keys) primarily sourced from over 28,000 (8 percent) additional available keys due to more owners choosing to exchange their vacation ownership interests for alternative usage options, a nearly $2 million increase in revenue from a 3 percent increase in average transient rate driven by stronger demand, and the recognition of $2 million of additional plus points revenue (upon utilization of plus points for stays at our resorts or upon expiration). Resort occupancy, which includes owner and rental occupancy, was 91 percent in the second quarters of each of 2012 and 2011.

Cost reimbursements increased $2 million (4 percent) over the prior year comparable period, primarily reflecting higher operating costs and the impact of growth across the system.

Segment financial results increased $4 million (6 percent) over the prior year comparable period, due to $6 million of higher development margin, $2 million of higher rental revenues net of expenses and $2 million of higher resort management and other services revenues net of expenses. These increases were partially offset by $4 million of lower financing revenues net of expenses from lower interest income and $2 million of higher royalty fee expenses.

Development margin increased $6 million over the prior year comparable period. Results reflected a $5 million increase from the higher sales volume net of direct variable expenses (cost of vacation ownership products and marketing and sales costs), $4 million of favorable product cost true-ups and $1 million increase from the lower notes receivable reserve activity. These increases were partially offset by a $4 million decrease from unfavorable revenue reportability.

Development margin percentage improved 6 percentage points over the prior year comparable period. The improvement in the development margin reflects a 4 percentage point increase from lower cost of vacation ownership products due to the favorable product cost true-ups described above, a more favorable mix of low cost real estate inventory sold, a more than 3 percentage point increase from efficiencies in marketing and sales spending and a 1 percentage point increase from the favorable notes receivable reserve activity, partially offset by a nearly 3 percentage point decline driven by unfavorable revenue reportability.

Resort management and other services revenues net of expenses increased $2 million (20 percent) over the prior year comparable period, primarily reflecting $1 million of additional annual club dues earned in connection with the MVCD program net of expenses and lower variable enrollment costs due to fewer enrollments in the second quarter of 2012 compared to the second quarter of 2011, nearly $1 million of higher ancillary revenues net of expenses from food and beverage and golf offerings, and a $1 million increase in management fees.

Rental revenues net of expenses increased $2 million (67 percent) over the prior year comparable period. Results reflected $1 million of higher rental revenues net of higher direct variable costs (such as housekeeping) and expenses incurred due to more owners choosing alternative usage options as well as a $1 million decrease in maintenance fees on unsold inventory ($9 million in the second quarter of 2012 compared to $10 million in the second quarter of 2011).

Royalty fee expense was $2 million in the second quarter of 2012 due to the variable component of the royalty fee due under the License Agreements payable for periods subsequent to the Spin-Off.

Twenty-Four Weeks Ended June 15, 2012

The $25 million (4 percent) increase in revenues over the prior year comparable period reflected $16 million of higher rental revenues, $7 million of higher resort management and other services revenues $6 million of higher cost reimbursements and $4 million of higher revenues from the sale of vacation ownership products, partially offset by $8 million of lower financing revenues.

While contract sales increased $33 million in the twenty-four weeks ended June 15, 2012, revenues from the sale of vacation ownership products only increased $4 million to $233 million in the twenty-four weeks ended June 15, 2012 from the prior year comparable period, as a result of $27 million of lower revenue reportability and $2 million of higher vacation ownership notes receivable reserve activity from higher sales volume. The $27 million of lower revenue reportability was the result of $21 million of unfavorable revenue reportability in the twenty-four weeks ended June 15, 2012 compared to $6 million of favorable revenue reportability in the twenty-four weeks ended June 17, 2011. Revenue reportability was impacted unfavorably in the twenty-four weeks ended June 15, 2012 because certain financed sales did not meet the down payment requirement for revenue recognition purposes.

The $33 million (14 percent) increase in contract sales over the prior year comparable period reflected a 16 percent increase in VPG to $2,955 in the twenty-four weeks ended June 15, 2012 from $2,553 in the 2011 comparable period. Contract sales increased in the twenty-four weeks ended June 15, 2012 due to a one percent price increase, increased experience in selling our MVCD points product, and improved marketing and sales execution.

Resort management and other services revenues increased $7 million (9 percent) over the prior year comparable period, reflecting $3 million of additional annual club dues earned in connection with the MVCD program, $2 million of higher ancillary revenues from food and beverage and golf offerings, and $2 million of higher management fees (which increased from $24 million to $26 million) resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system.

Financing revenues decreased $8 million (11 percent) from the prior year comparable period, due to a lower outstanding notes receivable balance, reflecting our continued collection of existing mortgage notes receivable at a faster pace than our origination of new mortgage notes receivable. In the twenty-four weeks ended June 15, 2012, 39 percent of purchasers financed their vacation ownership purchase with us, compared to 42 percent in the twenty-four weeks ended June 17, 2011.

Rental revenues increased $16 million (20 percent) over the prior year comparable period, primarily reflecting the recognition of $8 million of additional plus points revenue (upon utilization of plus points for stays at our resorts or upon expiration) and nearly $7 million from an 8 percent increase in transient keys rented (over 30,000 additional keys) driven by an increase of over 32,000 (5 percent) available keys due to more owners choosing to exchange their vacation ownership interests for alternative usage options. There was no change in the transient rate from the twenty-four weeks ended June 17, 2011 to the twenty-four weeks ended June 15, 2012 as the impact of below average ski conditions in the first quarter of 2012 was offset by stronger consumer demand in the second quarter of 2012 compared to the second quarter of 2011. Resort occupancy, which includes owner and rental occupancy, was 90 percent in each of the twenty-four weeks ended June 15, 2012 and June 17, 2011.

Cost reimbursements increased $6 million (5 percent) over the prior year comparable period, reflecting higher operating costs and the impact of growth across the system.

Segment financial results increased $8 million (6 percent) over the prior year comparable period, due to $7 million of higher rental revenues net of expenses, $6 million of higher resort management and other services revenues net of expenses, $5 million of higher development margin and $1 million of higher other revenues net of expenses. These increases were partially offset by $8 million of lower financing revenues net of expenses from lower interest income and $3 million of royalty fee expenses.

Development margin increased $5 million over the prior year comparable period. Results reflected a $14 million increase from the higher sales volume net of direct variable expenses (cost of vacation ownership products and marketing and sales costs) and $5 million of favorable product cost true-ups, partially offset by a $13 million decrease from the unfavorable revenue reportability described above and a $1 million decrease from the higher reserve activity.

Development margin percentage improved 3 percentage points to almost 14 percent in the twenty-four weeks ended June 15, 2012 from 11 percent in the 2011 comparable period. The improvement in the development margin reflects a 3 percentage point increase from lower cost of vacation ownership products due to the favorable product cost true-ups described above and more favorable mix of low cost real estate inventory sold and a 4 percentage point increase from efficiencies in marketing and sales spending, partially offset by a 5 percentage point decline driven by unfavorable revenue reportability and higher notes receivable reserve activity described above.

Resort management and other services revenues net of expenses increased $6 million (38 percent) over the prior year comparable period, reflecting $3 million of additional annual club dues earned in connection with the MVCD program net of expenses and lower variable enrollment costs due to fewer enrollments in the twenty-four weeks ended June 15, 2012 than the 2011 comparable period, $2 million of higher ancillary revenues net of expenses from food and beverage and golf offerings, and a $2 million increase in management fees.

Rental revenues net of expenses increased $7 million (58 percent) over the prior year comparable period. Results reflected the higher rental revenues net of direct variable costs (such as housekeeping) and expenses incurred due to owners choosing alternative usage options. Maintenance fees on unsold inventory were unchanged ($18 million in each of the twenty-four weeks ended June 15, 2012 and June 17, 2011).

Royalty fee expense was $3 million in the twenty-four weeks ended June 15, 2012 due to the variable component of the royalty fee due under the License Agreements payable for periods subsequent to the Spin-Off.

Luxury

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 15, 2012		June 17, 2011	June 15, 2012		June 17, 2011
Revenues
Sale of vacation ownership products	$1		$8	$4		$14
Resort management and other services	6		5	13		12
Financing	1		1	2		3
Rental	1		1	2		2
Other	—		1	—		1
Cost reimbursements	9		10	23		23

Total revenues	18		26	44		55

Expenses
Cost of vacation ownership products	—		4	1		8
Marketing and sales	2		3	4		6
Resort management and other services	7		7	14		14
Rental	4		5	9		11
General and administrative	—		—	1		2
Cost reimbursements	9		10	23		23

Total expenses	22		29	52		64

Impairment reversals on equity investment	2		—	2		—

Segment financial results	$(2)		$(3)	$(6)		$(9)

Development margin percentage	(28%	)	13%	(4%	)	0%
Contract Sales
Company-Owned
Vacation ownership	$2		$3	$6		$9
Residential products	—		1	—		1

Subtotal	2		4	6		10
Cancellation reversal	—		—	—		1

Total company-owned contract sales	2		4	6		11

Joint Venture
Vacation ownership	—		2	—		6

Total joint venture contract sales	—		2	—		6

Total contract sales	$2		$6	$6		$17

Overview

We have significantly scaled back our development of luxury vacation ownership products. We do not have any luxury projects under construction nor do we have any current plans for new development in this segment. We expect to continue to evaluate opportunities for bulk sales of excess Luxury inventory and the disposition of undeveloped land as well as further opportunities to sell Luxury inventory as part of the MVCD program. Consistent with this strategy, inventory from one of our Luxury properties was recently added to the MVCD program, and we intend to place most of our remaining Luxury inventory into the MVCD program. We have also repositioned our Luxury sales centers to sell the MVCD points product. We believe this strategy will allow us to sell the inventory faster, thereby reducing our near term real estate inventory spending needs and accelerating the reduction of maintenance fees on unsold inventory. We also believe this strategy, coupled with our recent decision to provide owners of our Luxury fractional product access to the MVCD program, provides our owners with significantly more vacation options from which to choose, including expanded Luxury offerings. In the Luxury segment, we also recently made the decision to remove The Ritz-Carlton brand from one of our Luxury properties, The Abaco Club at Winding Bay in the Bahamas, after concluding that global economic conditions have rendered the property unsustainable under the brand from a business perspective. Our plan, consistent with our overall strategy to sell excess Luxury inventory, is to pursue a bulk sale of the entire asset.

Twelve Weeks Ended June 15, 2012

Revenues decreased $8 million (31 percent) from the prior year comparable period, primarily reflecting $7 million of lower revenues from the sale of vacation ownership products, $1 million of lower other revenues and $1 million of lower cost reimbursements, partially offset by $1 million of higher resort management and other services revenues.

Revenue from the sale of vacation ownership products decreased $7 million (88 percent) from the prior year comparable period, primarily reflecting $2 million of lower company-owned gross contract sales and $6 million of higher notes receivable reserve activity primarily due to the fact that our results for the second quarter of 2011 reflected a true-up for lower than estimated default and delinquency activity, partially offset by $1 million of unfavorable revenue reportability in the second quarter of 2011.

Company-owned contract sales decreased $2 million due to a $1 million decrease in sales of company-owned vacation ownership products due to weakened demand for these products and limited availability of certain types of inventory and a decrease of $1 million in sales of company-owned residential products. Total contract sales decreased $4 million from the prior year comparable period reflecting the $2 million decrease in sales of company-owned vacation ownership products and a $2 million decrease in joint venture contract sales in the second quarter of 2011 compared to no activity in the second quarter of 2012.

Resort management and other services revenues increased nearly $1 million (20 percent) over the prior year comparable period, reflecting nominal increases in management fees, ancillary revenues and other revenues. Management fees were less than $1 million in each of the second quarters of 2012 and 2011.

Cost reimbursements decreased $1 million (10 percent) from the prior year comparable period, reflecting lower joint venture cost reimbursements in the second quarter of 2012.

Segment financial results increased $1 million to a loss of $2 million in the second quarter of 2012 from a loss of $3 million in the second quarter of 2011, primarily reflecting a $2 million impairment reversal on an equity investment in one Luxury project, $1 million of higher rental revenue net of expenses and $1 million of higher resort management and other services net of expenses, partially offset by $2 million of lower development margin and $1 million of lower other revenues net of expenses.

Development margin decreased $2 million to a loss of $1 million in the second quarter of 2012 from a profit of $1 million in the second quarter of 2011, primarily reflecting a $4 million decrease from higher notes receivable reserve activity, offset by a $1 million increase in revenues net of direct variable expenses (cost of vacation ownership products and marketing and sales costs) primarily driven by lower marketing and sales costs resulting from having fewer sales centers open in the second quarter of 2012 compared to the second quarter of 2011 and a $1 million increase from unfavorable revenue reportability in the second quarter of 2011.

The $1 million increase in rental revenue net of expenses resulted from a $1 million decrease in maintenance fees on unsold inventory ($3 million in the second quarter of 2012 compared to $4 million in the second quarter of 2011) due to the continued sale of completed inventory and the bulk sale of excess inventory at one Luxury project in 2011.

During the second quarter of 2012, we reversed $2 million of our previously recorded impairment of an equity investment because the actual costs incurred to suspend the marketing and sales operations were lower than previously estimated.

Twenty-Four Weeks Ended June 15, 2012

Revenues decreased $11 million (20 percent) from the prior year comparable period, primarily reflecting $10 million of lower revenues from the sale of vacation ownership products, $1 million of lower financing revenues and $1 million of lower other revenues, partially offset by $1 million of higher resort management and other services revenues.

Revenue from the sale of vacation ownership products decreased $10 million (71 percent) from the prior year comparable period, primarily reflecting $4 million of lower company-owned gross contract sales (before cancellation allowances) and $6 million of higher notes receivable reserve activity primarily due to the fact that our results for the twenty-four weeks ended June 17, 2011 reflected a true-up for lower than estimated default and delinquency activity.

Gross company-owned contract sales (before cancellation allowances) decreased $4 million due to lower sales of company-owned vacation ownership products due to weakened demand for these products and limited availability of certain types of inventory and a decrease of $1 million in sales of company-owned residential products. Total contract sales, net of cancellation allowances, decreased $11 million from the prior year comparable period, reflecting the $4 million decrease in sales of company-owned products and a $6 million decrease in joint venture contract sales, and the reversal of a $1 million cancellation allowance in the twenty-four weeks ended June 17, 2011.

Resort management and other services revenues increased $1 million (8 percent) over the prior year comparable period, reflecting nominal increases in management fees, ancillary revenues and other revenues. Management fees were $1 million in each of the twenty-four weeks ended June 15, 2012 and June 17, 2011.

Financing revenues decreased $1 million (33 percent) from the prior year comparable period, reflecting lower interest income driven by a lower outstanding vacation ownership notes receivable balance due to our continued collection of existing mortgage notes receivable at a faster pace than our origination of new mortgage notes receivable.

Segment financial results increased $3 million to a loss of $6 million in the twenty-four weeks ended June 15, 2012 from a loss of $9 million in the 2011 comparable period, primarily reflecting $2 million of higher rental revenue net of expenses and a $2 million impairment reversal on an equity investment in one Luxury project, partially offset by $1 million of lower development margin.

Development margin decreased $1 million to a loss of $1 million in the twenty-four weeks ended June 15, 2012 from breakeven in the 2011 comparable period, primarily reflecting a $4 million decrease from higher notes receivable reserve activity, partially offset by a $2 million related to a loss contingency accrual and severance costs in the twenty-four weeks ended June 17, 2011 that were not incurred in the 2012 comparable period and $1 million of lower marketing and sales costs resulting from having fewer sales centers open in the twenty-four weeks ended June 15, 2012 compared to the 2011 comparable period.

The $2 million increase in rental revenue net of expenses resulted from a $2 million decrease in maintenance fees on unsold inventory ($6 million in the twenty-four weeks ended June 15, 2012 compared to $8 million in 2011 comparable period) due to the continued sale of completed inventory and the bulk sale of excess inventory at one Luxury project in 2011.

During the twenty-four weeks ended June 15, 2012, we reversed $2 million of our previously recorded impairment of an equity investment because the actual costs incurred to suspend the marketing and sales operations were lower than previously estimated.

Europe

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Revenues
Sale of vacation ownership products	$8	$12	$16	$22
Resort management and other services	8	8	12	13
Financing	1	1	2	2
Rental	5	5	7	7
Cost reimbursements	7	7	12	12

Total revenues	29	33	49	56

Expenses
Cost of vacation ownership products	3	4	5	7
Marketing and sales	7	8	13	14
Resort management and other services	7	6	11	10
Rental	5	4	8	8
General and administrative	—	1	—	1
Cost reimbursements	7	7	12	12

Total expenses	29	30	49	52

Segment financial results	$—	$3	$—	$4

Development margin percentage	(30%)	0%	(15%)	5%
Contract sales (company-owned)
Vacation ownership	$10	$13	$17	$23

Total contract sales	$10	$13	$17	$23

Overview

In our Europe segment, we are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Twelve Weeks Ended June 15, 2012

Revenues decreased $4 million (12 percent) from the prior year comparable period, reflecting $4 million of lower revenues from the sale of vacation ownership products as a result of a $3 million decrease in contract sales and $1 million of higher notes receivable reserve activity due to higher estimated default and delinquency activity. Management fees were $2 million in the second quarter of each of 2012 and 2011.

Segment financial results decreased $3 million to breakeven in the second quarter of 2012 from a profit of $3 million in the second quarter of 2011, reflecting $2 million of lower development margin resulting from the decline in contract sales net of direct variable expenses (cost of vacation ownership products and marketing and sales costs) and the higher notes receivable reserve activity, $1 million of lower resort management and other services revenues net of expenses due to start-up costs incurred in the second quarter of 2012 associated with the expansion of the MVCD exchange program to our European owners, and $1 million of lower rental revenue net of expenses. These decreases were partially offset by $1 million of lower general and administrative expenses. Maintenance fees on unsold inventory were $1 million in the second quarter of each of 2012 and 2011.

Twenty-Four Weeks Ended June 15, 2012

Revenues decreased $7 million (13 percent) from the prior year comparable period, reflecting $6 million of lower revenues from the sale of vacation ownership products and $1 million of lower resort management and other services revenues due to lower ancillary revenues from food and beverage and golf offerings and lower customer service revenues. The $6 million decline in revenues from the sale of vacation ownership products was driven by $6 million of lower contract sales and $1 million of higher notes receivable reserve activity due to higher estimated default and delinquency activity, partially offset by $1 million of favorable revenue reportability. Management fees were $3 million in each of the twenty-four weeks ended June 15, 2012 and June 17, 2011.

Segment financial results decreased $4 million to breakeven in the twenty-four weeks ended June 15, 2012 from a profit of $4 million in the 2011 comparable period, primarily reflecting $3 million of lower development margin and $2 million of lower resort management and other services revenues net of expenses due to the decline in revenues and start-up costs incurred in the twenty-four weeks ended June 15, 2012 associated with the expansion of the MVCD exchange program to our European owners. The $3 million of lower development margin resulted from the decline in contract sales net of direct variable expenses (cost of vacation ownership products and marketing and sales costs) and the higher notes receivable reserve activity.

Asia Pacific

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Revenues
Sale of vacation ownership products	$14	$15	$26	$30
Resort management and other services	1	1	2	1
Financing	1	1	2	2
Rental	1	2	3	4
Cost reimbursements	4	3	6	5

Total revenues	21	22	39	42

Expenses
Cost of vacation ownership products	3	6	6	10
Marketing and sales	10	12	18	21
Resort management and other services	—	1	1	1
Rental	1	3	4	5
General and administrative	1	—	1	—
Royalty fee	1	—	1	—
Cost reimbursements	4	3	6	5

Total expenses	20	25	37	42

Segment financial results	$1	$(3)	$2	$—

Development margin percentage	10%	(11%)	7%	0%

Contract sales (company-owned)
Vacation ownership	$15	$16	$28	$31

Total contract sales	$15	$16	$28	$31

Twelve Weeks Ended June 15, 2012

Revenues declined $1 million (5 percent) from the prior year comparable period, primarily reflecting $1 million of lower revenues from the sale of vacation ownership products. Management fees were less than $1 million in the second quarter of each of 2012 and 2011.

Revenue from the sale of vacation ownership products decreased $1 million (7 percent) from the prior year comparable period, reflecting $1 million of lower company-owned contract sales and $1 million of higher vacation ownership notes receivable reserve activity due to higher estimated default and delinquency activity, partially offset by $1 million of favorable revenue reportability.

Contract sales decreased $1 million (6 percent) from the prior year comparable period, reflecting the impact of 17 percent fewer tours as a result of having fewer sales centers in the second quarter of 2012 compared to the second quarter of 2011, partially offset by a $260 increase in VPG.

Segment financial results increased $4 million to $1 million in the second quarter of 2012 from a loss of $3 million in the second quarter of 2011, reflecting $4 million of higher development margin driven mainly by $2 million from the lower revenues net of favorable changes in the direct variable expenses (cost of vacation ownership products and marketing and sales costs) and $2 million of favorable product cost true-ups. The product cost true-ups includes $1 million of favorable true-ups in the second quarter of 2012 and $1 million of unfavorable true-ups in the second quarter of 2011.

Development margin percentage improved 21 percentage points over the prior year comparable period. The improvement in the development margin reflects the impact of lower cost of vacation ownership products due to the favorable product cost true-ups and efficiencies in marketing and sales spending. The impact of the favorable revenue reportability is offset by the impact of the higher notes receivable reserve activity.

Twenty-Four Weeks Ended June 15, 2012

Revenues declined $3 million (7 percent) from the prior year comparable period, reflecting $4 million of lower revenues from the sale of vacation ownership products and $1 million of lower rental revenue, partially offset by $1 million of higher resort management and other services revenues due to increases in management fees and other customer service revenues and $1 million of higher cost reimbursements. Management fees were $1 million in each of the twenty-four weeks ended June 15, 2012 and June 17, 2011.

Revenue from the sale of vacation ownership products decreased $4 million (13 percent) from the prior year comparable period, reflecting $3 million of lower company-owned contract sales and $1 million of higher vacation ownership notes receivable reserve activity due to higher estimated default and delinquency activity.

Contract sales decreased $3 million (10 percent) from the prior year comparable period, reflecting the impact of 13 percent fewer tours as a result of having fewer sales centers in the twenty-four weeks ended June 15, 2012 compared to the twenty-four weeks ended June 17, 2011, partially offset by an $82 increase in VPG.

Segment financial results increased $2 million to $2 million in the twenty-four weeks ended June 15, 2012 from breakeven in the twenty-four weeks ended June 17, 2011, reflecting $3 million of higher development margin and $1 million of higher resort management and other services net of expenses due to the increase in revenues. These increases were partially offset by $1 million of royalty fees in the twenty-four weeks ended June 15, 2012 due to the variable component of the royalty fee due under the License Agreements payable in periods subsequent to the Spin-Off and $1 million of higher general and administrative costs in the twenty-four weeks ended June 15, 2012. The $3 million of higher development margin was driven mainly by $2 million of favorable product cost true-up activity and $1 million from improved marketing and sales spending efficiency. The favorable product cost true-up activity includes $1 million of favorable true-up activity in the twenty-four weeks ended June 15, 2012 and $1 million of unfavorable true-up activity in the 2011 comparable period.

Development margin percentage improved 7 percentage points to 7 percent in the twenty-four weeks ended June 15, 2012 from breakeven in the 2011 comparable period. The improvement in the development margin reflects the impact of the favorable product cost true-up activity and efficiencies in marketing and sales spending described above despite the lower contract sales volume. The impact of the favorable revenue reportability is offset by the impact of the higher notes receivable reserve activity.

Corporate and Other

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Revenues	$—	$—	$—	$—
Expenses	58	36	110	69

Corporate and Other captures information not specifically identifiable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, the fixed royalty fee payable under the License Agreements and interest expense.

Twelve Weeks Ended June 15, 2012

Total expenses increased $22 million (61 percent) over the prior year comparable period. The $22 million increase was the result of $11 million of royalty fees in the second quarter of 2012, $7 million of higher general and administrative expenses, and $4 million of higher interest expense.

The $7 million increase in general and administrative expenses was due to $4 million of organizational and separation related costs incurred in the second quarter of 2012, $2 million for claims asserted related to one of our Luxury projects, and $1 million of incremental stand-alone public company costs.

The $4 million increase in interest expense was due to $4 million of higher non-consumer financing interest expense, partially offset by $1 million of lower consumer financing interest expense. The $4 million of higher non-consumer financing interest expense primarily includes $2 million of expense associated with the liability for the Marriott Rewards guest loyalty program under the Marriott Rewards Agreement which we entered into in connection with the Spin-Off, $1 million of lower capitalized interest costs, $1 million related to dividends associated with the preferred stock issued in connection with the Spin-Off (no activity in prior year comparable period), and $1 million of amortized costs associated with the Revolving Corporate Credit Facility which we entered into in connection with the Spin-Off. There was no change in consumer financing interest expense as the lower interest expense from the lower outstanding debt balances related to the securitized vacation ownership notes receivable was offset by interest expense and amortized costs associated with the Warehouse Credit Facility which we entered into in connection with the Spin-Off.

Twenty-Four Weeks Ended June 15, 2012

Total expenses increased $41 million (59 percent) over the prior year comparable period. The $41 million increase was the result of $23 million of royalty fees, $10 million of higher general and administrative expenses, $5 million of higher interest expense, and a $2 million favorable true-up in other expenses in the first quarter of 2011 related to the 2010 bonus accrual following final bonus payouts totaling less than the amount accrued.

The $10 million increase in general and administrative expenses was due to $6 million of organizational and separation related costs incurred in the second quarter of 2012, $2 million for claims asserted related to one of our Luxury projects and $2 million of incremental stand-alone public company costs.

The $5 million increase in interest expense was due to $7 million of higher non-consumer financing interest expense, offset partially by $2 million of lower consumer financing interest expense. Higher non-consumer financing interest expense primarily includes $4 million of expense associated with the liability for the Marriott Rewards guest loyalty program under the Marriott Rewards Agreement which we entered into in connection with the Spin-Off, $2 million of dividends associated with the preferred stock issued in connection with the Spin-Off, $1 million of lower capitalized interest costs and $1 million of amortized costs associated with the Revolving Corporate Credit Facility which we entered into in connection with the Spin-Off. Lower consumer financing interest expense reflects lower outstanding debt balances related to the securitized vacation ownership notes receivable, partially offset by interest expense and amortized costs associated with the Warehouse Credit Facility which we entered into in connection with the Spin-Off.

New Accounting Standards

See Footnote No. 1 to our Financial Statements, “Summary of Significant Accounting Policies,” for information related to our adoption of new accounting standards in the twenty-four weeks ended June 15, 2012.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($83 million at the end of the second quarter of 2012), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements. At the end of the second quarter of 2012, $711 million of the $714 million of total debt outstanding is non-recourse debt associated with secured vacation ownership notes receivable, including debt outstanding under the Warehouse Credit Facility. See further discussion below regarding the securitization of outstanding vacation ownership notes receivable and related repayment of the Warehouse Credit Facility subsequent to the end of the second quarter of 2012.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of the second quarter of 2012, we had $901 million of real estate inventory on hand, comprised of $471 million of finished goods, $119 million of work-in-process, and $311 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than or in line with cost of sales for the next several years. We also expect to sell excess luxury inventory and dispose of undeveloped land, as well as to sell some of our Luxury inventory through the MVCD program, in order to generate incremental cash and reduce related carrying costs.

Changes we have made to our vacation ownership product offerings also allow us to more efficiently utilize our real estate inventory. The majority of our sales are of a points-based product offering, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we expect to have fewer resorts under construction at any given time and expect to better leverage successful sales locations at completed resorts. We expect that this will allow us to maintain long-term sales locations and minimize the need to develop and staff on-site sales locations at smaller projects in the future. We believe these points-based programs better position us to align our construction of real estate inventory with the pace of sales of vacation ownership products by slowing down or accelerating construction, as demand across our portfolio and market conditions dictate.

During each of the twenty-four weeks ended June 15, 2012 and June 17, 2011, we had a net decrease in cash and cash equivalents of $27 million and $1 million, respectively, including distribution to Marriott International of $20 million in the twenty-four weeks ended June 17, 2011 prior to the Spin-Off. The following table summarizes such changes:

($ in millions)	Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011
Cash provided by (used in):
Operating activities	$106	$160
Investing activities	5	(17)
Financing activities
Net distribution to Marriott International	—	(20)
Other financing activities	(136)	(124)
Effect of changes in exchange rates on cash and cash equivalents	(2)	—

Net change in cash and cash equivalents	$(27)	$(1)

Cash from Operating Activities

In the twenty-four weeks ended June 15, 2012, we generated $106 million of cash flows from operating activities, compared to $160 million in the 2011 comparable period. Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding notes receivables and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts as well as funding our working capital needs. Additionally, in the twenty-four weeks ended June 15, 2012 we made a payment of $20 million to Marriott International in final settlement of expenses associated with the Spin-Off, and a payment of $20 million to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2011 (these funds were held for the benefit of the applicable property owners’ associations in restricted cash at the end of 2011).

We minimize working capital needs through cash management, strict credit-granting policies, and disciplined collection efforts. We have greater working capital cash needs in the first two quarters of each year, given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing of sales contracts for vacation ownership products, the rate at which owners finance their vacation ownership purchase with us, and cash outlays for real estate inventory development.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash from operating activities:

Real estate inventory spending less than cost of sales

($ in millions)	Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011
Real estate inventory spending	$(43)	$(50)
Real estate inventory costs	93	111

Real estate inventory spending less than cost of sales	$50	$61

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense in our Statements of Operations related to sale of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the launch of our MVCD program, our real estate inventory spending continues to decline. Total spending was lower than our real estate inventory costs in each of the twenty-four weeks ended June 15, 2012 and June 17, 2011, and we expect this trend to continue in the near term. On a longer term basis, we expect this spending to remain in line with our projected real estate inventory costs.

Notes receivable collections in excess of new mortgages

($ in millions)	Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011
Notes receivable collections (non-securitized vacation ownership notes receivable)	$49	$42
Notes receivable collections (securitized vacation ownership notes receivable)	99	110
New vacation ownership notes receivable	(99)	(103)

Notes receivable collections in excess of new mortgages	$49	$49

Notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable for all periods reported. Collections declined in the twenty-four weeks ended June 15, 2012 due to the declining vacation ownership notes receivable balance. New vacation ownership notes receivable declined slightly in the twenty-four weeks ended June 15, 2012 compared to the twenty-four weeks ended June 17, 2011 due to a 3 percentage point decline in the financing propensity of purchasers in our North America segment (from 42 percent in the twenty-four weeks ended June 17, 2011 to 39 percent in the 2012 comparable period) and a reduction in the number of contract closings that occurred in the twenty-four weeks ended June 15, 2012 compared to the twenty-four weeks ended June 17, 2011.

See Footnote No. 9, “Debt,” of the Notes to our Financial Statements for additional information regarding certain securitization pools which failed to perform within established parameters, resulting in the redirection of $1 million and $2 million of cash flows to investors during each of the twenty-four weeks ended June 15, 2012 and June 17, 2011. At June 15, 2012 no pools were out of compliance.

Cash from Investing Activities

($ in millions)	Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011
Capital expenditures for property and equipment	$(7)	$(8)
Proceeds from sale of property and equipment	3	1
Decrease (increase) in restricted cash	9	(10)

Net cash provided by (used in) investing activities	$5	$(17)

Capital expenditures for property and equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and ancillary offerings at resorts such as food and beverage locations.

In the twenty-four weeks ended June 15, 2012, capital expenditures for property and equipment of $7 million included $5 million of spending to support normal business operations (such as sales locations and ancillary assets) and $2 million for technology spending.

In the twenty-four weeks ended June 17, 2011, capital expenditures for property and equipment of $8 million included $5 million for technology spending, related to systems enhancements supporting the MVCD program, with the remaining spending of $3 million related to the support of normal business operations.

Decrease (increase) in Restricted Cash

Restricted cash primarily consists of cash held in a reserve account related to notes receivable securitizations, cash collected for maintenance fees to be remitted to property owners’ associations, and deposits received, primarily associated with vacation ownership products and residential sales that are held in escrow until the associated contract has closed or the period in which it can be rescinded has passed, depending on legal requirements. The decrease in restricted cash in the twenty-four weeks ended June 15, 2012 reflects payments to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2011, partially offset by cash collected in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of the second quarter of 2011. The increase in restricted cash in the twenty-four weeks ended June 17, 2011 reflects cash collected in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of the second quarter of 2011.

Cash from Financing Activities

($ in millions)	Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011
Repayment of debt related to securitizations
Bonds payable on securitized notes receivable	$(122)	$(122)
Warehouse Credit Facility	(14)	—

Subtotal	(136)	(122)

Borrowings on Revolving Corporate Credit Facility	15	—
Repayment of Revolving Corporate Credit Facility	(15)	—
Repayment of third party debt	—	(2)
Proceeds from stock option exercises	3	—
Payment of withholding taxes on vesting of restricted stock units	(3)	—
Net distribution to Marriott International	—	(20)

Net cash used in financing activities	$(136)	$(144)

Repayments of debt related to securitizations

Repayments on the non-recourse debt associated with our securitized vacation ownership notes receivable totaled $136 million (including $30 million for voluntary retirement clean-up calls) and $122 million in each of the twenty-four weeks ended June 15, 2012 and June 17, 2011, respectively.

On June 28, 2012, we completed a securitization involving the transfer of a pool of approximately $250 million in vacation ownership notes receivable (the “Loans”) to Marriott Vacation Club Owner Trust 2012-1 (the “2012-1 Trust”), including $122 million of Loans that were previously securitized in the Warehouse Credit Facility. Simultaneous with the securitization of the Loans to the 2012-1 Trust, investors purchased approximately $238 million in Timeshare Loan Backed Notes (the “Notes”) from the 2012-1 Trust in a private placement. Two classes of Notes were issued by the 2012-1 Trust: approximately $210 million of Class A Notes and approximately $28 million of Class B Notes. The Class A Notes have an interest rate of 2.51% and the Class B Notes have an interest rate of 3.50%, for an overall weighted average interest rate of 2.625%. As consideration for the securitization of the Loans, we received initial gross cash proceeds (before transaction expenses and required reserves) of approximately $238 million ($233 million after transaction expenses and required reserves), and a subordinated residual interest in the 2012-1 Trust through which we expect to realize the remaining value of the Loans over time. Of this amount, approximately $101 million was used to repay amounts previously drawn under the Warehouse Credit Facility, and the remainder will be used for general corporate purposes. We will account for the securitization as a secured borrowing and therefore will not recognize a gain or loss in the third quarter of 2012 as a result of this transaction. The results of operations of the 2012-1 Trust will be consolidated within our results of operations as the Trust is a variable interest entity for which we are the primary beneficiary.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 30, 2011, other than those resulting from changes in the amount of debt outstanding. As of the end of the second quarter of 2012, debt decreased by $136 million to $714 million compared to $850 million at year-end 2011, all of which related to a decrease in non-recourse debt associated with previously securitized notes and the Warehouse Credit Facility. At the end of the second quarter of 2012, future debt payments to be paid out of collections from our mortgage notes receivable, including principal and interest, totaled $930 million and are due as follows: $87 million in 2012; $235 million in 2013; $139 million in 2014; $128 million in 2015; $100 million in 2016; and $241 million thereafter.

We have provided guarantees to certain lenders in connection with the provision of third-party financing for our vacation ownership product sales, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of the guarantees require us to fund if the purchaser fails to pay under the terms of the note payable. We are then entitled to repossess the property and retain the proceeds from its resale. Our commitments under these guarantees diminish as principal payments are made by the purchaser to the third-party lender. Our current exposure under such guarantees as of the end of the second quarter of 2012 in the Asia Pacific and Luxury segments is $20 million and $3 million, respectively, and underlying debt to third-party lenders will mature between 2012 and 2022.

Additionally, related to an equity method investment, we provided a completion guarantee in favor of the project lenders for which the joint venture has delivered a completed operational project. Although we have not received a release of our guarantee from the lenders, we do not believe we have any exposure for funding.

For additional information on these guarantees and the circumstances under which they were entered into, see the “Guarantees” caption within Footnote No. 8, “Contingencies and Commitments,” of the Notes to our Financial Statements.

In the normal course of our resort management business, we enter into purchase commitments with property owners’ associations to manage the daily operating needs of our resorts. Since we are reimbursed for these commitments from the cash flows of the resorts, these obligations have minimal impact on our net income and cash flow.

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

July 26, 2012	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.1	Third Amendment, dated as of May 21, 2012, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions set forth therein, to the Credit Agreement, dated as of October 20, 2011, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions set forth in the agreement (the “Credit Agreement”).

10.2	Fourth Amendment, dated as of June 27, 2012, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions set forth therein, to the Credit Agreement.

10.3	Omnibus Amendment, dated as of June 28, 2012, among Marriott Ownership Resorts, Inc., MORI SPC Series Corp., Marriott Vacations Worldwide Owner Trust 2011-1, Wells Fargo Bank, National Association, as Indenture Trustee and Back-Up Servicer, and the noteholders named therein, to the Amended and Restated Indenture and Servicing Agreement, dated as of September 1, 2011, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association, and to the Sale Agreement, dated as of September 1, 2011, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1, as amended.

10.4	Participation Agreement for Change in Control Severance Plan between Marriott Vacations Worldwide Corporation and Stephen P. Weisz, President and Chief Executive Officer, effective July 9, 2012. Each of the following executive officers has entered into an agreement effective as of such date with the same terms: John E. Geller, Jr., Executive Vice President and Chief Financial Officer; Robert A. Miller, Executive Vice President and Chief Operating Officer-International; R. Lee Cunningham, Executive Vice President and Chief Operating Officer-North America and Caribbean; Brian E. Miller, Executive Vice President and Chief Sales & Marketing Officer; James H Hunter, IV, Executive Vice President and General Counsel; Lizabeth Kane-Hanan, Executive Vice President and Chief Growth & Inventory Officer; Dwight D. Smith, Executive Vice President and Chief Information Officer; and Michael E. Yonker, Executive Vice President and Chief Human Resources Officer.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the twelve and twenty-four weeks ended June 15, 2012, and June 17, 2011, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve and twenty-four weeks ended June 15, 2012, and June 17, 2011, respectively; (iii) the Interim Consolidated Balance Sheets at June 15, 2012, and December 30, 2011; and (iv) the Interim Consolidated Statements of Cash Flows for the twenty-four weeks ended June 15, 2012, and June 17, 2011, respectively. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.