Form 10-Q
period 2012-09-07
Marriott Vacations Worldwide Corp
filed 2012-10-18
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of October 12, 2012 was 34,518,238.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
REVENUES
Sale of vacation ownership products	$146	$147	$425	$442
Resort management and other services	60	57	176	165
Financing	35	39	106	119
Rental	57	53	167	148
Other	7	5	21	20
Cost reimbursements	78	77	243	235

TOTAL REVENUES	383	378	1,138	1,129

EXPENSES
Cost of vacation ownership products	42	61	141	177
Marketing and sales	80	81	232	235
Resort management and other services	48	47	141	138
Financing	5	6	18	19
Rental	58	55	158	149
Other	3	5	8	9
General and administrative	22	18	69	56
Interest	15	10	42	32
Royalty fee	14	—	41	—
Impairment	—	324	—	324
Cost reimbursements	78	77	243	235

TOTAL EXPENSES	365	684	1,093	1,374

Impairment reversals on equity investment	—	4	2	4

INCOME (LOSS) BEFORE INCOME TAXES	18	(302)	47	(241)
(Provision) benefit for income taxes	(12)	81	(24)	55

NET INCOME (LOSS)	$6	$(221)	$23	$(186)

Basic earnings (loss) per share	$0.18	$(6.57)	$0.68	$(5.52)

Shares used in computing basic earnings (loss) per share	34.4	33.7	34.2	33.7

Diluted earnings (loss) per share	$0.17	$(6.57)	$0.65	$(5.52)

Shares used in computing diluted earnings (loss) per share	36.2	33.7	36.0	33.7

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Net income (loss)	$6	$(221)	$23	$(186)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	1	(1)	1

Total other comprehensive income (loss), net of tax	1	1	(1)	1

COMPREHENSIVE INCOME (LOSS)	$7	$(220)	$22	$(185)

See notes to the Interim Consolidated Financial Statements.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	(Unaudited) September 7, 2012	December 30, 2011
ASSETS
Cash and cash equivalents	$212	$110
Restricted cash (including $47 and $42 from VIEs, respectively)	72	81
Accounts and contracts receivable (including $5 and $0 from VIEs, respectively)	121	105
Notes receivable (including $834 and $910 from VIEs, respectively)	1,065	1,149
Inventory	897	959
Property and equipment	272	285
Other (including $0 and $6 from VIEs, respectively)	107	157

Total Assets	$2,746	$2,846

LIABILITIES AND EQUITY
Accounts payable	$79	$145
Advance deposits	43	46
Accrued liabilities (including $3 and $0 from VIEs, respectively)	147	121
Deferred revenue	49	29
Payroll and benefits liability	72	55
Liability for Marriott Rewards loyalty program	179	225
Deferred compensation liability	45	47
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $790 and $847 from VIEs, respectively)	793	850
Other (including $0 and $2 from VIEs, respectively)	80	76
Deferred taxes	67	78

Total Liabilities	1,594	1,712

Contingencies and Commitments (Note 7)
Preferred stock—$.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$.01 par value; 100,000,000 shares authorized; 34,415,985 and 33,845,700 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,113	1,117
Accumulated other comprehensive income	18	19
Retained earnings (deficit)	21	(2)

Total Equity	1,152	1,134

Total Liabilities and Equity	$2,746	$2,846

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011
OPERATING ACTIVITIES
Net income (loss)	$23	$(186)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21	23
Amortization of debt issuance costs	5	3
Provision for loan losses	29	21
Share-based compensation	8	7
Deferred income taxes	(24)	(70)
Impairment charge	—	324
Impairment reversals on equity investment	(2)	(4)
Net change in assets and liabilities:
Accounts and contracts receivable	(15)	7
Notes receivable originations	(164)	(171)
Notes receivable collections	217	220
Inventory	63	78
Other assets	45	22
Accounts payable, advance deposits and accrued liabilities	(42)	19
Liability for Marriott Rewards loyalty program	(46)	(41)
Deferred revenue	20	(8)
Payroll and benefit liabilities	17	—
Deferred compensation liability	(2)	(1)
Other liabilities	4	5
Other, net	1	—

Net cash provided by operating activities	158	248

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(11)	(11)
Note collections	—	20
Proceeds from sale of property and equipment	3	1
Decrease in restricted cash	9	—

Net cash provided by investing activities	1	10

FINANCING ACTIVITIES
Borrowings from securitization transactions	238	—
Repayment of debt related to securitizations	(295)	(186)
Borrowings on Revolving Corporate Credit Facility	15	—
Repayment of Revolving Corporate Credit Facility	(15)	—
Repayment of third party debt	—	(2)
Proceeds from stock option exercises	4	—
Payment of withholding taxes on vesting of restricted stock units	(3)	—
Net distribution to Marriott International	—	(71)

Net cash used in financing activities	(56)	(259)

Effect of changes in exchange rates on cash and cash equivalents	(1)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102	(1)
CASH AND CASH EQUIVALENTS, beginning of period	110	26

CASH AND CASH EQUIVALENTS, end of period	$212	$25

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Non-cash reduction of Additional paid-in capital for increase in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-off	$(12)	$—

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

Marriott Vacations Worldwide Corporation (“Marriott Vacations Worldwide,” “we” or “us,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity) is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under the Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under the Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton”), a subsidiary of Marriott International, Inc. (“Marriott International”), generally provides on-site management for Ritz-Carlton branded properties.

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

In connection with the Spin-Off, we entered into the Separation and Distribution Agreement and several other agreements which govern the ongoing relationship between Marriott Vacations Worldwide and Marriott International. See Footnote No. 12 “Related Party Transactions,” for further information on the ongoing relationship with Marriott International.

Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements presented herein and discussed below include 100 percent of the assets, liabilities, revenues, expenses and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities for which Marriott Vacations Worldwide is the primary beneficiary in accordance with the consolidation accounting guidance. Through the date of the Spin-Off, these interim financial statements present the historical consolidated results of operations, financial position and cash flows of the Marriott Vacations Worldwide business that now comprises our operations. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Through the date of the Spin-Off, the interim consolidated financial statements presented herein and discussed below were prepared on a stand-alone basis and were derived from the interim consolidated financial statements and accounting records of Marriott International. These interim consolidated financial statements were prepared as if the reorganization described under “Our Spin-Off from Marriott International, Inc.” above had taken place as of the earliest period presented. The interim consolidated financial statements reflect our historical financial position, results of operations and cash flows as we have historically operated, in conformity with United States Generally Accepted Accounting Principles (“GAAP”). All significant intracompany transactions and accounts within these interim consolidated financial statements have been eliminated.

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

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the quarter ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2012 Third Quarter	September 7, 2012
2012 Second Quarter	June 15, 2012
2012 First Quarter	March 23, 2012
2011 Third Quarter	September 9, 2011
2011 Second Quarter	June 17, 2011
2011 First Quarter	March 25, 2011

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

Through the date of the Spin-Off, our Financial Statements include costs for services provided by Marriott International including, but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect a reasonable allocation to us of the actual costs incurred to perform these services. Marriott International allocated indirect general and administrative costs to us for certain functions provided by Marriott International. The services provided to us included, but were not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support, which were allocated to us primarily on the basis of our proportion of Marriott International’s overall revenue. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. Following the Spin-Off, we perform these functions using our own resources or purchased services from either Marriott International or third parties. For an interim period some of these functions will continue to be provided by Marriott International under Transition Services Agreements (“TSAs”). In addition to the TSAs, we entered into a number of commercial agreements with Marriott International in connection with the Spin-Off, many of which have terms longer than one year. These agreements may not have existed prior to the Spin-Off, or may be on different terms than the terms of agreements that existed prior to Spin-Off.

Prior to the Spin-Off, the majority of our domestic cash was transferred to Marriott International daily and Marriott International funded our operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Marriott International at the corporate level were not allocated to us for any of the periods prior to the Spin-Off presented. Prior to the Spin-Off, cash and cash equivalents in our Balance Sheets primarily represented cash held locally by international entities included in our Financial Statements. We included debt incurred from our limited direct financing and historical vacation ownership notes receivable securitizations on our Balance

Sheets, as this debt is specific to our business. Marriott International did not allocate a portion of its external senior debt interest cost to us since none of the external senior debt recorded by Marriott International was directly related to our business. We also did not include any interest expense for cash advances from Marriott International since historically Marriott International did not allocate any interest expense related to intercompany advances to any of the historical Marriott International divisions.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, property and equipment valuation, loan loss reserves, Marriott Rewards loyalty program liabilities, equity-based compensation, income taxes and loss contingencies. Actual amounts may differ from these estimated amounts.

We have reclassified certain prior year amounts to conform to our 2012 presentation.

Restatement of Prior Year Cash Flow Activity Classification

While preparing our Cash Flows for the year ended December 30, 2011, we discovered errors in the presentation of certain items within our prior periods. Consequently, we have restated the accompanying Cash Flows for the thirty-six weeks ended September 9, 2011, appearing herein, from amounts previously reported to correct the prior period misstatements for these classification errors. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are immaterial to our individual prior period Financial Statements.

The tables below summarize the effect of the restatement of the previously reported Cash Flow activities for the thirty-six weeks ended September 9, 2011.

	For the Thirty-Six Weeks Ended September 9, 2011
($ in millions)	As Previously Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Share-based compensation	$—	$7	$7
All other, including working capital changes	29	(8)	21
Net cash provided by operating activities	$249	$(1)	$248

INVESTING ACTIVITIES
Note collections	$—	$20	$20
Net cash (used in) provided by investing activities	$(10)	$20	$10

FINANCING ACTIVITIES
Repayment of debt related to securitizations	$(187)	$1	$(186)
Note collections	20	(20)	—
Net cash used in financing activities	$(240)	$(19)	$(259)

New Accounting Standards

Accounting Standards Update No. 2011-04—“Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 became effective during our first quarter of 2012. The adoption of this update did not have a material impact on our Financial Statements.

Accounting Standards Update No. 2011-05—“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) and Accounting Standards Update No. 2011-12—“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU No. 2011-12”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-12 defers until further notice ASU No. 2011-05’s requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and both ASU No. 2011-05 and ASU No. 2011-12 became effective during our first quarter of 2012. The adoption of these updates changed the order in which certain financial statements are presented and has required us to provide additional detail on those financial statements, but did not have any substantive impact on our Financial Statements.

2. INCOME TAXES

Prior to the Spin-Off, our operating results were included in Marriott International’s combined U.S. federal and state income tax returns and in many of Marriott International’s tax filings for non-U.S. jurisdictions. Subsequent to the Spin-Off, Marriott Vacations Worldwide files its own U.S. consolidated federal and state tax returns, as well as separate tax filings for non-U.S. jurisdictions. For periods prior to the Spin-Off, we determined our provision for income taxes and our contribution to Marriott International’s tax losses and tax credits on a separate return basis and included each in these Financial Statements. Our separate return basis tax loss and tax credit carry backs may not reflect the tax positions taken or to be taken by Marriott International for tax losses occurring prior to the Spin-Off. In many cases tax losses and tax credits generated by us prior to the Spin-Off have been available for use by Marriott International and will largely continue to be available to Marriott International in the future.

On November 21, 2011, we entered into a Tax Sharing and Indemnification Agreement with Marriott International (the “Tax Sharing and Indemnification Agreement”), which governs the allocation of responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide and each will indemnify and hold harmless the other from and against the taxes so allocated. During the twelve and thirty-six weeks ended September 7, 2012, Marriott International completed the valuation of the assets distributed to Marriott Vacations Worldwide at the time of the Spin-Off, which resulted in an increase in our Deferred tax liabilities of $12 million and a corresponding reduction of Additional paid-in capital.

In addition, under the Tax Sharing and Indemnification Agreement, Marriott International is allocated the responsibility for payment of taxes for our taxable income prior to Spin-Off and we are allocated the responsibility for payment of taxes for our taxable income subsequent to Spin-Off.

We had potential unrecognized tax benefits of $1 million at September 7, 2012 and $2 million at December 30, 2011 relating to contested tax assessments, which, if realized, would have impacted our effective tax rate.

As a large taxpayer, Marriott International is continuously under audit by the IRS and other taxing authorities. Marriott Vacations Worldwide has joined in the Marriott International U.S. Federal tax consolidated filing for all years prior to 2011 and the portion of 2011 up to the date of the Spin-Off. The IRS has examined Marriott International’s federal income tax returns, and it has settled all issues for the tax years through 2009. Marriott International participated in the IRS Compliance Assurance Program for the 2011 and 2010 tax years. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period. Pursuant to the Tax Sharing and Indemnification Agreement, Marriott International is liable and shall pay the relevant tax authority for all taxes related to the taxable income prior to the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities.

3. NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	September 7, 2012	December 30, 2011
Vacation ownership notes receivable—securitized	$834	$910
Vacation ownership notes receivable—non-securitized	231	239

Total vacation ownership notes receivable	$1,065	$1,149

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2012	$26	$38	$64
2013	38	119	157
2014	28	122	150
2015	23	120	143
2016	21	112	133
Thereafter	95	323	418

Balance at September 7, 2012	$231	$834	$1,065

Weighted average stated interest rate at September 7, 2012	11.4%	13.0%	12.6%
Range of stated interest rates at September 7, 2012	0.0% to 19.5%	6.1% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Operations in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Interest income associated with vacation ownership notes receivable—securitized	$28	$29	$81	$91
Interest income associated with vacation ownership notes receivable—non-securitized	5	8	20	22

Total interest income associated with vacation ownership notes receivable	$33	$37	$101	$113

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the thirty-six weeks ended September 7, 2012:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at year-end 2011	$104	$67	$171
Provision for loan losses	16	14	30
Securitizations	(21)	21	—
Clean-up calls (1)	12	(12)	—
Write-offs	(45)	—	(45)
Defaulted notes receivable repurchase activity (2)	29	(29)	—

Balance at September 7, 2012	$95	$61	$156

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire previous notes receivable securitizations.
(2)

Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.46 percent and 7.71 percent as of September 7, 2012 and December 30, 2011, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for credit losses of $5 million as of September 7, 2012 and $6 million as of December 30, 2011.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in notes receivable on non-accrual status at September 7, 2012	$84	$9	$93
Investment in notes receivable on non-accrual status at year-end 2011	$90	$11	$101
Average investment in notes receivable on non-accrual status during the thirty-six weeks ended September 7, 2012	$87	$10	$97
Average investment in notes receivable on non-accrual status during the thirty-six weeks ended September 9, 2011	$108	$14	$122

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 7, 2012:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31—90 days past due	$11	$19	$30
91—150 days past due	8	8	16
Greater than 150 days past due	76	1	77

Total past due	95	28	123
Current	231	867	1,098

Total vacation ownership notes receivable	$326	$895	$1,221

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 30, 2011:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31—90 days past due	$11	$24	$35
91—150 days past due	8	11	19
Greater than 150 days past due	82	—	82

Total past due	101	35	136
Current	242	942	1,184

Total vacation ownership notes receivable	$343	$977	$1,320

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

	At September 7, 2012		At December 30, 2011
($ in millions)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable—securitized	$834	$1,019	$910	$1,061
Vacation ownership notes receivable—non-securitized	231	241	239	245

Total financial assets	$1,065	$1,260	$1,149	$1,306

Non-recourse debt associated with securitized notes receivable	$(790)	$(829)	$(729)	$(750)
Warehouse credit facility	—	—	(118)	(116)
Other debt	(3)	(3)	(3)	(3)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(46)	(40)	(40)
Liability for Marriott Rewards loyalty program	(179)	(165)	(225)	(206)
Other liabilities	(31)	(34)	(29)	(32)

Total financial liabilities	$(1,043)	$(1,077)	$(1,144)	$(1,147)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

We bifurcate our non-securitized vacation ownership notes receivable into two pools as follows:

($ in millions)	At September 7, 2012		At December 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable—eligible for securitization	$47	$57	$41	$47
Vacation ownership notes receivable—not eligible for securitization	184	184	198	198

Total vacation ownership notes receivable—non-securitized	$231	$241	$239	$245

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

Warehouse Credit Facility

We internally generate cash flow estimates by modeling all funding activity for our non-recourse warehouse credit facility (the “Warehouse Credit Facility”) with consideration given to the collateral pledged to date. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and structural factors, which we use to estimate the projected cash flows. The discount rate used to calculate the fair value of these cash flows is composed of the market swap rate for the specific average life of the cash flows plus a credit spread. Because the Warehouse Credit Facility debt is not traded in the market, we use a credit spread which is the average of indicative credit spreads obtained from investment banks on our securitized debt for the particular rating that the Warehouse Credit Facility is structured to achieve.

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

Liability for Marriott Rewards Loyalty Program

We determine the carrying value of the future redemption obligation of our liability for the Marriott Rewards loyalty program based on statistical formulas that project the timing of future redemption of Marriott Rewards points based on historical levels, including estimates of the Marriott Rewards points that will eventually be redeemed and the “breakage” for points that are likely to never be redeemed. We estimate the fair value of the future redemption obligation by adjusting the contractual discount rate to an estimate of that of a market participant with similar nonperformance risk.

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

5. EARNINGS PER SHARE

Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to Marriott Vacations Worldwide common shareholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted earnings (loss) per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

On November 21, 2011, we ceased to be a subsidiary of Marriott International and became an independent publicly traded company. On November 21, 2011, Marriott International distributed 33.7 million shares of $.01 par value Marriott Vacations Worldwide common stock to Marriott International’s shareholders of record as of the close of business Eastern time on the record date of November 10, 2011. This share amount is utilized for the calculation of basic earnings per common share for the third quarter of 2011 because all 100 shares of our common stock outstanding prior to November 21, 2011 were held by Marriott International. For the third quarter of 2011, the same number of shares is used for diluted earnings (loss) per common share and for basic earnings (loss) per common share as no dilutive securities were outstanding for such period.

The table below illustrates the reconciliation of the earnings (loss) and number of shares used in our calculation of basic and diluted earnings (loss) per share.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in millions, except per share amounts)	September 7, 2012 (1)	September 9, 2011	September 7, 2012 (1)	September 9, 2011
Computation of Basic Earnings (Loss) Per Share
Net income (loss)	$6	$(221)	$23	$(186)
Weighted average shares outstanding	34.4	33.7	34.2	33.7

Basic earnings (loss) per share	$0.18	$(6.57)	$0.68	$(5.52)

Computation of Diluted Earnings (Loss) Per Share
Net income (loss)	$6	$(221)	$23	$(186)

Weighted average shares outstanding	34.4	33.7	34.2	33.7
Effect of dilutive securities
Employee stock options and SARs	1.1	—	1.0	—
Restricted stock units	0.7	—	0.8	—

Shares for diluted earnings (loss) per share	36.2	33.7	36.0	33.7

Diluted earnings (loss) per share	$0.17	$(6.57)	$0.65	$(5.52)

(1)

Approximately 84,433 shares of common stock issuable upon the vesting of certain performance-based awards were not included in the computations of diluted earnings (loss) per share for the third quarter of 2012 and for the thirty-six weeks ended September 7, 2012, because the performance conditions required for such shares to vest were not achieved by the end of the reporting period.

For the twelve week period ended September 7, 2012, we excluded 1,183 SARs with an exercise price of $32.74 in our calculation of diluted earnings (loss) per share for the twelve week period ended September 7, 2012, because those exercise prices were greater than the average market prices for the applicable period.

In accordance with the applicable accounting guidance for calculating earnings per share, we excluded 38,487 options and SARs with exercise prices ranging from $28.16 to $32.74 in our calculation of diluted earnings per share for the thirty-six week period ended September 7, 2012, because those exercise prices were greater than the average market prices for the applicable period.

6. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At September 7, 2012	At December 30, 2011
Finished goods	$440	$448
Work-in-progress	164	215
Land and infrastructure	287	290

Real estate inventory	891	953
Operating supplies and retail inventory	6	6

	$897	$959

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

The following table shows the maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions) Segment	Maximum Potential Amount of Future Fundings at September 7, 2012	Liability for Expected Future Fundings at September 7, 2012
Asia Pacific	$20	$—
Luxury	3	1

Total guarantees where we are the primary obligor	$23	$1

We included our liability for expected future fundings of the guarantees in our Balance Sheets in the Other caption within Liabilities.

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

Commitments and Letters of Credit

In addition to the guarantees we note in the preceding paragraphs, as of September 7, 2012, we had the following commitments:

•	$2 million (€1 million) of other purchase commitments that we expect to fund over the next two years, as follows: $1 million in each of 2013 and 2014.

•

We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments under these contracts were $1 million, which we expect will be paid in 2012.

•	Commitments to subsidize vacation ownership associations were $3 million, which we expect will be paid in 2012.

Surety bonds issued as of September 7, 2012 totaled $93 million, the majority of which were requested by federal, state or local governments related to our operations.

Prior to the Spin-Off, Marriott International also guaranteed our performance using letters of credit under certain agreements necessary to operate our Europe segment. Subsequent to the Spin-Off, Marriott International continues to hold $2 million of standby letters of credit related to these guarantees. If Marriott International is required to fund any draws under these letters of credit it would seek recourse from us.

Additionally, as of September 7, 2012, we had $5 million of letters of credit outstanding under our four-year $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

Certain of our subsidiaries are defendants in a lawsuit in the Superior Court of California, County of San Francisco in which the plaintiffs, 11 owners at our Ritz-Carlton Club and Residences, San Francisco property, question the adequacy of disclosures made regarding bonds issued for the project under California’s Mello-Roos Community Facilities Act of 1982 and their payment obligations with respect to such bonds. In June 2012, the trial judge issued a tentative decision on phase one of the proceeding in favor of the plaintiffs, concluding on the basis of several theories that the plaintiffs are entitled to, among other relief, rescission of their purchase contracts and punitive damages in an amount to be determined. The decision is not yet final, and the total amounts that we may be required to pay to the plaintiffs in this matter are not estimable at this time due to the current procedural status of the case, as well as the uncertainties with respect to the Court’s conclusion and assessment of damages, if any. If the decision does become final, we intend to vigorously appeal the decision. Two other lawsuits are pending in which 11 other owners assert similar claims. To date, we have accrued approximately $7 million for these matters based on amounts that are currently estimable.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $137 million, of which $13 million is included within liabilities on our Balance Sheet. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

8. DEBT

The following table provides detail on our debt balances:

($ in millions)	At September 7, 2012	At December 30, 2011
Non-recourse debt associated with securitized notes receivable, interest rates ranging from 2.62% to 7.20% (weighted average interest rate of 4.40%) (1)	$790	$729
Warehouse credit facility	—	118
Other	3	3

	$793	$850

(1)	Interest rates are as of September 7, 2012.

See Footnote No. 11, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding is, recourse to us but is unsecured. Although no cash borrowings were outstanding as of September 7, 2012 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors of that facility, in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions) Year	Non-Recourse Debt	Other Debt	Total
2012	$39	$—	$39
2013	120	—	120
2014	122	—	122
2015	118	—	118
2016	106	—	106
Thereafter	285	3	288

Balance at September 7, 2012	$790	$3	$793

As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $33 million in the thirty-six weeks ended September 7, 2012 and $32 million in the thirty-six weeks ended September 9, 2011.

Non-Recourse Debt Associated with Securitized Notes Receivable

Each of our securitized vacation ownership notes receivable pools is subject to various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (related to the interests we retained) to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the third quarter of 2012, one pool reached a performance trigger, but subsequently returned to meeting performance thresholds. At the end of the third quarter of 2012, no pools were out of compliance. As a result of reaching a performance trigger, a total of $1 million in cash of excess spread was redirected to accelerate principal payments to investors during the thirty-six weeks ended September 7, 2012. As of September 7, 2012, we had 10 securitized vacation ownership notes receivable pools outstanding (excluding the Warehouse Credit Facility).

Renewal of Warehouse Credit Facility

On September 11, 2012, we entered into amended and restated agreements associated with the Warehouse Credit Facility. As a result, the borrowing capacity of the Warehouse Credit Facility was reduced from $300 million to $250 million and the revolving period was extended to September 10, 2014. In addition, as a result of the amended and restated agreements, borrowings under the Warehouse Credit Facility now bear interest at a rate based on the one-month LIBOR and bank conduit commercial paper rates plus 1.5 percent and are limited at any point to the advance rate on the aggregate amount of eligible vacation ownership notes receivable at such time. Other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the amendment and restatement.

9. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of September 7, 2012, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

10. SHARE-BASED COMPENSATION

A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Marriott Vacations Worldwide Stock Plan”). As of September 7, 2012, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan.

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

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $3 million and $2 million for the twelve weeks ended September 7, 2012 and September 9, 2011, respectively, and $8 million and $7 million for the thirty-six weeks ended September 7, 2012 and September 9, 2011, respectively. Our deferred compensation liability related to unvested awards held by our employees totaled $16 million and $19 million at September 7, 2012 and December 30, 2011 respectively.

Restricted Stock Units (“RSUs”)

We granted 215,109 RSUs during the thirty-six weeks ended September 7, 2012 to our employees, and those RSUs generally vest over four year periods in annual installments commencing one year after the date of grant. RSUs granted in the thirty-six weeks ended September 7, 2012 had a weighted average grant-date fair value of $23.

During the thirty-six weeks ended September 7, 2012, we granted RSUs with performance-based vesting criteria to key members of management. The number of RSUs earned, if any, will be determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum amount of RSUs that may vest under the performance-based RSUs is approximately 170,000.

Stock Appreciation Rights (“SARs”)

We granted 3,961 SARs to a non-employee director in lieu of annual cash retainers during the thirty-six weeks ended September 7, 2012. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter of the number of SARs granted at the end of each of the first four years following the date of grant. These SARs vested immediately and had a weighted average grant-date fair value of $15 and a weighted average exercise price of $29.

We use the Black-Scholes model to estimate the fair value of the stock options or SARs granted. For SARs granted under the Marriott Vacations Worldwide Stock Plan in the thirty-six weeks ended September 7, 2012, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants during the thirty-six weeks ended September 7, 2012:

Expected volatility	54.30%
Dividend yield	0.00%
Risk-free rate	1.05%
Expected term (in years)	6.25

11. VARIABLE INTEREST ENTITIES

In accordance with the applicable accounting guidance for the consolidation of variable interest entities, we analyze our variable interests, including loans, guarantees and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. We also use our qualitative analyses to determine if we must consolidate a variable interest entity because we are its primary beneficiary.

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

We created these entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them variable interest entities. We continue to service the vacation ownership notes receivable, transfer all proceeds collected to these special purpose entities, and retain rights to receive benefits that are potentially significant to the entities. Accordingly, we concluded that we are the entities’ primary beneficiary and, therefore, consolidate them.

The following table shows consolidated assets, that are collateral for the obligations of these variable interest entities, and consolidated liabilities included in our Balance Sheet at September 7, 2012.

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Notes receivable, net of reserves	$834	$—	$834
Interest receivable	5	—	5
Restricted cash	47	—	47

Total	$886	$—	$886

Consolidated Liabilities:
Interest payable	$3	$—	$3
Debt	790	—	790

Total	$793	$—	$793

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended September 7, 2012:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$28	$—	$28
Interest expense to investors	$8	$—	$8
Debt issuance cost amortization	$1	$1	$2

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the thirty-six weeks ended September 7, 2012:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$73	$8	$81
Interest expense to investors	$24	$2	$26
Debt issuance cost amortization	$2	$2	$4

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

	Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011
Cash inflows:
Net proceeds from notes receivable securitization	$233	$—
Principal receipts	130	155
Interest receipts	74	92

Total	437	247

Cash outflows:
Principal to investors	(120)	(150)
Voluntary repurchases of defaulted notes	(27)	(36)
Voluntary clean-up calls	(30)	—
Interest to investors	(23)	(32)

Total	(200)	(218)

Net Cash Flows	$237	$29

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

	Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011
Cash inflows:
Principal receipts	$16	$—
Interest receipts	9	—
Reserve release	1	—

Total	26	—

Cash outflows:
Principal to investors	(15)	—
Voluntary repurchases of defaulted notes	(2)	—
Repayment of Warehouse Credit Facility	(101)	—
Interest to investors	(2)	—

Total	(120)	—

Net Cash Flows	$(94)	$—

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial mortgage balance. Our maximum exposure to loss relating to the entities that own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.

Other Variable Interest Entities

We have an equity investment in and a note receivable due from a variable interest entity that develops and markets vacation ownership and residential products in Hawaii pursuant to a joint venture arrangement. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of this entity, as power to direct the activities that most significantly impact the entity’s economic performance is shared among the variable interest holders and, therefore, we do not consolidate the entity. We provided a completion guarantee in favor of the project lenders for which the joint venture has delivered a completed operational project. Although we have not received a release of the guarantee from the lenders, we do not believe we have any exposure for funding. In 2009, we fully impaired our equity investment in the entity and in certain notes receivable due from the entity. In 2010, the continued application of equity losses to our investment in the remaining outstanding notes receivable balance reduced its carrying value to zero. In addition, the venture was unable to pay promissory notes that matured on December 31, 2010 and August 1, 2011. Subsequently, the lenders issued a notice of default to the venture. The venture continues to seek to negotiate a consensual resolution, but no resolution has been reached to date and the lenders have initiated foreclosure proceedings with respect to unsold interests in the project. We have given notice of breach or termination of various agreements, including management agreements with the owners’ associations at the project, marketing and sales agreements with the venture, and other agreements pursuant to which we have provided services to the venture, with termination effective October 29, 2012. During the thirty-six weeks ended September 7, 2012, we reversed $2 million of our previously recorded impairment of this equity investment because the actual costs incurred to suspend the marketing and sales operations were lower than previously estimated. We have a remaining accrual of $10 million for potential future funding included in other liabilities on our Balance Sheet, representing our remaining expected exposure to loss related to our involvement with this entity. In addition, several owners at the project have filed suit against several parties involved in the project, including two of our subsidiaries, which could result in additional exposures which are not estimable at this time.

During the thirty-six weeks ended September 9, 2011, we reversed $4 million of our previously recorded impairment of this equity investment based on facts and circumstances surrounding the project, including favorable resolution of certain construction-related claims and contingent obligations to refund certain deposits relating to sales that have subsequently closed.

12. RELATED PARTY TRANSACTIONS

Effective upon the completion of the Spin-Off, Marriott Vacations Worldwide ceased to be a related party of Marriott International.

Through November 21, 2011 (the effective date of the Spin-Off), our expenses included allocations from Marriott International of costs associated with services provided by Marriott International to us including, but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect a reasonable allocation to us of the actual costs incurred to perform these services. These allocated costs were $7 million and $22 million for the twelve and thirty-six weeks ended September 9, 2011, respectively.

Marriott International allocated indirect general and administrative costs to us for certain functions and services provided to us by Marriott International, including, but not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support primarily on the basis of our proportion of Marriott International’s overall revenue. Accordingly, we were allocated $3 million and $10 million for the twelve and thirty-six weeks ended September 9, 2011, respectively, of Marriott International’s indirect general and corporate overhead expenses and have included these expenses in General and administrative expenses on our Statements of Operations.

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

13. SHAREHOLDERS’ EQUITY

The following table details changes in shareholders’ equity during the thirty-six weeks ended September 7, 2012:

($ in millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained (Deficit) Earnings	Total Equity
Balance at year-end 2011	$1,117	$19	$(2)	$1,134
Net income	—	—	23	23
Foreign currency translation adjustments	—	(1)	—	(1)
Adjustment to reclassification of Marriott International investment to additional paid-in capital (1)	(12)	—	—	(12)
Amounts related to share-based compensation	8	—	—	8

Balance at September 7, 2012	$1,113	$18	$21	$1,152

(1)	Primarily consists of an adjustment to deferred tax liabilities for changes in the valuation of Marriott Vacations Worldwide at the time of Spin-Off.

14. IMPAIRMENT CHARGES

In preparation for the Spin-Off (see Footnote No. 1, “Summary of Significant Accounting Policies,” for additional information), management assessed the intended use of excess undeveloped land and built inventory and the current market conditions for those assets. On September 8, 2011, management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped land in the United States, Mexico, and the Bahamas and to accelerate sales of excess built Luxury fractional and residential inventory. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built Luxury inventory were less than their respective carrying values, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in our 2011 third quarter Statement of Operations under the “Impairment” caption.

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

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses. We do not allocate corporate interest expense or other financing expenses to our segments. We include interest income specific to segment activities within the appropriate segment. We allocate other gains and losses, equity in earnings or losses from our joint ventures and certain general and administrative expenses to each of our segments. Corporate and other represents that portion of our revenues, general, administrative and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
North America	$314	$293	$937	$891
Luxury	15	24	59	79
Europe	34	39	83	95
Asia Pacific	20	22	59	64

Total segment revenues	383	378	1,138	1,129
Corporate and other	—	—	—	—

	$383	$378	$1,138	$1,129

Net Income (Loss)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
North America	$70	$53	$213	$188
Luxury	(5)	(118)	(11)	(127)
Europe	5	5	5	9
Asia Pacific	1	2	3	2

Total segment financial results	71	(58)	210	72
Corporate and other	(53)	(244)	(163)	(313)
(Provision) benefit for income taxes	(12)	81	(24)	55

	$6	$(221)	$23	$(186)

Assets

	At Period-End
($ in millions)	September 7, 2012	December 30, 2011
North America	$2,109	$2,169
Luxury	146	185
Europe	113	134
Asia Pacific	91	103

Total segment assets	2,459	2,591
Corporate and other	287	255

	$2,746	$2,846

16. ORGANIZATIONAL AND SEPARATION RELATED CHARGES

Since the Spin-Off, Marriott International has continued to provide us with certain information technology, payroll, human resources, and other administrative services pursuant to certain transition services agreements. In connection with our continued organizational and separation related activities, we have incurred certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing certain existing administrative organizations to support our stand-alone public company needs. We expect these efforts to continue through 2014. The following table summarizes the classification of organizational and separation related charges recorded in the Statements of Operations:

($ in millions)	Twelve Weeks Ended September 7, 2012	Thirty-Six Weeks Ended September 7, 2012
Marketing and sales expenses	$—	$1
Resort management and other services expenses	1	1
General and administrative expenses	2	8

	$3	$10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Spin-Off

On November 21, 2011, the spin-off of our company (the “Spin-Off”) from Marriott International, Inc. (“Marriott International”) was completed. In the Spin-Off, Marriott International’s vacation ownership operations and related residential business were separated from Marriott International through a special tax-free dividend to Marriott International’s shareholders of all of the issued and outstanding common stock of our company. On the date of the Spin-Off, Marriott International shareholders of record as of the close of business on November 10, 2011 received one share of Marriott Vacations Worldwide common stock for every ten shares of Marriott International common stock. Following the Spin-Off, we are an independent company, and our common stock is listed on the New York Stock Exchange under the symbol “VAC.”

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

Organizational and Separation Related Efforts

Since the Spin-Off, Marriott International has continued to provide us with certain information technology, payroll, human resources, and other administrative services pursuant to certain transition services agreements. In connection with our continued organizational and separation related activities, we expect to incur future costs of approximately $30 million to $35 million to complete our separation from Marriott International, a portion of which will be capitalized. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing certain existing administrative organizations to support our stand-alone public company needs. We expect these efforts to continue through 2014 and be incurred as follows: $8 million during the fourth quarter of 2012, $15 million to $20 million in 2013 and the remainder in 2014.

Including approximately $5 million of savings that we anticipate to be reflected in our 2012 financial results, we estimate total annual savings from these efforts to be $15 million to $20 million. We expect these savings to be reflected in our financial results over the next few years, with the full annualized benefit to be realized in 2014. Management cannot guarantee that the actual savings achieved, if any, will be equal to the amounts estimated.

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

Finally, as more fully described in the “Financing” section below, we record an estimate of expected uncollectibility on all vacation ownership notes receivable (also known as a vacation ownership notes receivable reserve or a sales reserve) from vacation ownership purchases as a reduction of revenues from the sale of vacation ownership products at the time we recognize revenues from a sale.

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

Total contract sales include sales from company-owned projects and prior to 2012, also include sales generated under a marketing and sales arrangement with a joint venture. Prior to 2011, we established cancellation allowances for previously reported contract sales in anticipation that a portion of these contract sales would not be realized due to contract cancellations prior to closing. These cancellation allowances related mainly to our Luxury segment where we were selling vacation ownership products well in advance of completion of construction. Given the significant amount of time between the date of the purchase agreement and ultimate closings of sales, as well as the significant weakness in the overall economic environment and, in particular, the luxury real estate markets during 2010, 2009 and 2008, many customers decided not to complete their purchases. As we do not have any luxury products that have been sold well in advance of construction, we do not anticipate having significant additional cancellation allowances in the future.

Cost of vacation ownership products includes costs to develop and construct the project (also known as real estate inventory costs) as well as other non-capitalizable costs associated with the overall project development process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or real estate inventory costs for the project in a period, a non-cash adjustment is recorded to the cost of vacation ownership products in our Statements of Operations to true-up costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-ups, will have a positive or negative impact on our Statements of Operations.

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

Financing

We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011
Average FICO score	730	736

The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the vacation ownership notes receivable, which is generally ten years. The interest income earned from the financing arrangements is earned on an accrual basis on the principal balance outstanding over the life of the arrangement and is recorded as financing revenues on our Statements of Operations.

Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership note portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. Due to weakened economic conditions, the number of customers choosing to finance their vacation ownership purchase with us (which we refer to as “financing propensity”) declined significantly over the last several years, due in part to our elimination of financing incentive programs. As a result, we expect that interest income will continue to decline over the next few years until new originations outpace the decline in principal amount of the existing vacation ownership note portfolio.

In the event of a default, we generally have the right to foreclose on or revoke the vacation ownership interest. We typically return vacation ownership interests that we reacquire through foreclosure or revocation back to real estate inventory. As discussed above, we record a vacation ownership notes receivable reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products in our Statements of Operations. Historical default rates, which represent defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011
Historical default rates	3.5%	3.6%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory.

We obtain rental inventory from:

•	Unsold inventory; and

•	Inventory we control because owners have elected various usage options.

Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points issued under the MVCD program when those points are redeemed for rental stays at one of our resorts or upon expiration of the points.

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

•	Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services); and

•	Costs associated with the banking and borrowing usage option that is available under our MVCD program.

Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), and owner use and exchange behavior. Further, as our ability to rent certain inventory in our Luxury and Asia Pacific segments is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our vacation units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a master unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” night is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.

Other

We also record other revenues and expenses which are primarily comprised of fees received from an external exchange company and settlement fees and expenses from the sale of vacation ownership products.

Cost Reimbursements

Cost reimbursements revenues include direct and indirect costs that property owners’ associations and joint ventures in which we participate reimburse to us. In accordance with the accounting guidance for “gross versus net” presentation, we record these revenues on a gross basis. We recognize cost reimbursements revenue when we incur the related reimbursable costs. These costs primarily consist of payroll and payroll related expenses for management of the property owners’ associations and other services we provide where we are the employer, and for development and marketing and sales services that joint ventures contract with us to perform. Cost reimbursements are based upon actual expenses with no added margin.

Interest Expense

We refer to interest expense associated with the debt from our non-recourse warehouse credit facility (the “Warehouse Credit Facility”) and from the securitization of our vacation ownership notes receivable in the term asset-backed securities (“ABS”) market as consumer financing interest expense. We distinguish consumer financing interest expense from all other interest expense (referred to as non-consumer financing interest expense) because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us.

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

Rounding

Percentage changes presented in our public filings are calculated using whole dollars.

Consolidated Results

The following discussion presents an analysis of results of our operations for the twelve and thirty-six weeks ended September 7, 2012, compared to the twelve and thirty-six weeks ended September 9, 2011.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Revenues
Sale of vacation ownership products	$146	$147	$425	$442
Resort management and other services	60	57	176	165
Financing	35	39	106	119
Rental	57	53	167	148
Other	7	5	21	20
Cost reimbursements	78	77	243	235

Total revenues	383	378	1,138	1,129

Expenses
Cost of vacation ownership products	42	61	141	177
Marketing and sales	80	81	232	235
Resort management and other services	48	47	141	138
Financing	5	6	18	19
Rental	58	55	158	149
Other	3	5	8	9
General and administrative	22	18	69	56
Interest	15	10	42	32
Royalty fee	14	—	41	—
Impairment	—	324	—	324
Cost reimbursements	78	77	243	235

Total expenses	365	684	1,093	1,374

Impairment reversals on equity investment	—	4	2	4

Income (loss) before income taxes	18	(302)	47	(241)
(Provision) benefit for income taxes	(12)	81	(24)	55

Net income (loss)	$6	$(221)	$23	$(186)

Third Quarter 2012 highlights include:

•	North America segment contract sales increased 13 percent to $143 million; VPG increased 19 percent year-over-year to $3,051.

•

Total company development margin percentage increased to 16.6 percent in the twelve weeks ended September 7, 2012 from 3.5 percent in the prior year comparable period; North America development margin percentage increased to 20.5 percent in the twelve weeks ended September 7, 2012 from 6.1 percent in the prior year comparable period.

•	Organizational and separation plan related to the Spin-off is expected to drive $15 million to $20 million of annualized savings by 2014.

Contract Sales

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Company-Owned
Vacation ownership	$171	$163	$8	4%
Residential products	—	1	(1)	(75%)

Total company-owned contract sales	171	164	7	4%
Joint Venture
Vacation ownership	—	2	(2)
Residential products	—	10	(10)

Subtotal	—	12	(12)
Cancellation reversal	—	3	(3)

Total joint venture contract sales	—	15	(15)

Total contract sales	$171	$179	$(8)

The $7 million increase in total company-owned contract sales was driven by $15 million, or 13 percent, of higher contract sales in our key North America segment, partially offset by an aggregate of $5 million of lower contract sales in our Europe and Luxury segments as we continued to sell through existing inventory, and $3 million of lower contract sales in our Asia Pacific segment.

The increase in contract sales in our North America segment reflected a 19 percent increase in VPG to $3,051 in the twelve weeks ended September 7, 2012 from $2,560 in the prior year comparable period. This increase in VPG was due to a four percent price increase and a two percentage point increase in closing efficiency resulting from improved marketing and sales execution.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Company-Owned
Vacation ownership	$493	$463	$30	6%
Residential products	—	3	(3)	(85%)

Subtotal	493	466	27	6%
Cancellation reversal	—	1	(1)	(100%)

Total company-owned contract sales	493	467	26	5%
Joint Venture
Vacation ownership	—	8	(8)
Residential products	—	10	(10)

Subtotal	—	18	(18)
Cancellation reversal	—	3	(3)

Total joint venture contract sales	—	21	(21)

Total contract sales	$493	$488	$5

The $27 million increase in total company-owned gross contract sales (before cancellation reversals) was driven by $48 million, or 13 percent, of higher contract sales in our key North America segment, partially offset by an aggregate of $15 million of lower contract sales in our Europe and Luxury segments as we continued to sell through existing inventory, and $6 million of lower contract sales in our Asia Pacific segment.

The increase in contract sales in our North America segment reflected a 17 percent increase in VPG to $2,988 in the thirty-six weeks ended September 7, 2012 from $2,555 in the prior year comparable period. This increase in VPG during the thirty-six weeks ended September 7, 2012 was due to a two percentage point increase in closing efficiency resulting from improved marketing and sales execution and a two percent price increase.

Development Margin

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Sale of vacation ownership products	$146	$147	$(1)	0%
Cost of vacation ownership products	(42)	(61)	19	30%
Marketing and sales	(80)	(81)	1	1%

Development margin	$24	$5	$19	NM

Development margin percentage	16.6%	3.5%	13.1 pts

NM = not meaningful

While company-owned contract sales increased $7 million in the twelve weeks ended September 7, 2012, revenues from the sale of vacation ownership products decreased $1 million due mainly to $9 million of lower revenue reportability compared to the prior year comparable period. The $9 million of lower revenue reportability resulted from $19 million of lower revenue reportability in the twelve weeks ended September 7, 2012 compared to $10 million of lower revenue reportability in the prior year comparable period. Revenue reportability was impacted unfavorably in the twelve weeks ended September 7, 2012 because certain financed sales did not meet the down payment requirement for revenue recognition purposes prior to the end of the period. Revenue reportability affects quarter-to-quarter earnings; however, on an annual basis we do not expect a material impact year over year.

The increase in development margin reflects $13 million of favorable product cost true-ups ($13 million in the twelve weeks ended September 7, 2012 compared to $0 in the prior year comparable period), a $6 million increase from higher sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from more efficient marketing and sales spending, $5 million of charges in the prior year comparable period, including $3 million of costs related to Americans with Disabilities Act (“ADA”) compliance and Hurricane Irene damage at our resort in the Bahamas and $2 million of legal related charges, and $1 million of lower vacation ownership notes receivable reserve activity. These increases were partially offset by a $5 million impact from lower revenue reportability year-over-year and $1 million reflecting higher than expected redemption costs associated with Marriott Rewards points issued prior to the Spin-off.

The favorable product cost true-ups recorded in the twelve weeks ended September 7, 2012 relate mainly to higher estimated sales revenues we expect to generate over the life of the projects ($9 million) primarily from adjustments to future pricing assumptions based upon our sales experience to date and, to a lesser extent, lower overall development costs on specific projects that are substantially completed ($4 million).

The 13 percentage point improvement in the development margin percentage reflects a 9 percentage point increase from lower cost of vacation ownership products due to the favorable product cost true-up activity (more than 8 percentage points) and, to a lesser extent, a favorable mix of lower cost real estate inventory being sold, a 3 percentage point increase from efficiencies in marketing and sales spending and a 3 percentage point increase related to the 2011 charges discussed above. These increases were partially offset by a 2 percentage point decline due to lower revenue reportability.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Sale of vacation ownership products	$425	$442	$(17)	(4%)
Cost of vacation ownership products	(141)	(177)	36	20%
Marketing and sales	(232)	(235)	3	1%

Development margin	$52	$30	$22	75%

Development margin percentage	12.3%	6.8%	5.5 pts

While company-owned contract sales (before cancellation reversals) increased $27 million in the thirty-six weeks ended September 7, 2012, revenues from the sale of vacation ownership products decreased $17 million from the prior year comparable period, as a result of $36 million of lower revenue reportability and $8 million of higher vacation ownership notes receivable reserve activity due mainly to lower than estimated default and delinquency activity in our Luxury segment in the prior year comparable period. The $36 million of lower revenue reportability resulted from $39 million of lower revenue reportability in the thirty-six weeks ended September 7, 2012 compared to $3 million of lower revenue reportability in the prior year comparable period. Revenue reportability was impacted unfavorably in the thirty-six weeks ended September 7, 2012 because certain financed sales did not meet the down payment requirement for revenue recognition purposes prior to the end of the period.

The increase in development margin reflects a $22 million increase from higher sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from more efficient marketing and sales spending, $19 million of favorable product cost true-ups ($18 million of favorable product cost true-ups in the thirty-six weeks ended September 7, 2012 compared to $1 million of unfavorable product cost true-ups in the prior year comparable period) and $8 million of charges in the prior year comparable period, including $3 million of costs related to ADA compliance and Hurricane Irene damage at our resort in the Bahamas, $3 million of legal related charges and $2 million of severance costs. These increases were partially offset by a $20 million decrease due to lower revenue reportability, a $5 million decrease from higher vacation ownership notes receivable reserve activity, $1 million of severance costs in the thirty-six weeks ended September 7, 2012 and $1 million reflecting higher than expected redemption costs associated with Marriott Rewards points issued prior to the Spin-off.

The favorable product cost true-ups recorded in the thirty-six weeks ended September 7, 2012 relate mainly to higher estimated sales revenues we expect to generate over the life of the projects ($13 million) primarily from adjustments to future pricing assumptions based upon our sales experience to date and, to a lesser extent, lower overall development costs on specific projects that are substantially completed ($5 million).

The more than 5 percentage point improvement in the development margin percentage reflects a nearly 6 percentage point increase from lower cost of vacation ownership products due to favorable product cost true-up activity (more than 4 percentage points) and, to a lesser extent, a favorable mix of lower cost real estate inventory being sold, a 4 percentage point increase from efficiencies in marketing and sales spending and a more than 1 percentage point improvement related to the 2011 charges discussed above. These increases were partially offset by a 4 percentage point decline due to lower revenue reportability and a 1 percentage point decline related to higher vacation ownership notes receivable reserve activity in the thirty-six weeks ended September 7, 2012.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Management fee revenues	$15	$15	$—	3%
Other services revenues	45	42	3	5%

Resort management and other services revenues	60	57	3	5%
Resort management and other services expenses	(48)	(47)	(1)	(1%)

Resort management and other services margin	$12	$10	$2	24%

Resort management and other services margin percentage	20.0%	16.9%	3.1 pts

The increase in resort management and other services revenues reflects $2 million of additional annual club dues earned in connection with the MVCD program driven by the cumulative increase in enrolled owners and nearly $1 million of higher resales revenues due to an increase in resale activity.

The improvement in the resort management and other services margin reflects $2 million of additional annual club dues earned in connection with the MVCD program net of expenses as well as lower variable enrollment costs due to fewer enrollments in the twelve weeks ended September 7, 2012 compared to the prior year comparable period and $1 million of lower ancillary and other services expenses, partially offset by $1 million of separation related expenses in the twelve weeks ended September 7, 2012.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Management fee revenues	$46	$43	$3	7%
Other services revenues	130	122	8	6%

Resort management and other services revenues	176	165	11	6%
Resort management and other services expenses	(141)	(138)	(3)	(2%)

Resort management and other services margin	$35	$27	$8	30%

Resort management and other services margin percentage	20.1%	16.4%	3.7 pts

The increase in resort management and other services revenues reflects $3 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $5 million of additional annual club dues earned in connection with the MVCD program, $2 million of higher ancillary revenues from food and beverage and golf offerings and nearly $1 million of higher resales revenues due to an increase in resale activity.

The improvement in the resort management and other services margin reflects $4 million of additional annual club dues earned in connection with the MVCD program net of expenses and lower variable enrollment costs due to fewer enrollments in the thirty-six weeks ended September 7, 2012 than the prior year comparable period, a $3 million increase in management fees and $2 million of higher ancillary revenues net of expenses, partially offset by $1 million of separation related expenses in the thirty-six weeks ended September 7, 2012.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Interest income	$33	$37	$(4)	(11%)
Other financing revenues	2	2	—	0%

Financing revenues	$35	$39	$(4)	(11%)
Financing expenses	(5)	(6)	1	6%

Financing margin	$30	$33	$(3)	(11%)

Financing propensity	46.4%	47.7%

The decrease in financing revenues is due to a $143 million decline in the average gross vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $3 million decrease in financing margin from the prior year comparable period reflected the lower interest income, partially offset by $1 million of lower expenses due to lower foreclosure costs as a result of lower foreclosure activity.

Financing margin net of consumer financing interest expense declined $3 million to $20 million in the twelve weeks ended September 7, 2012 from $23 million in the prior year comparable period. See “Interest Expense” below for a discussion of consumer financing interest expense.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Interest income	$101	$114	$(13)	(11%)
Other financing revenues	5	5	—	(3%)

Financing revenues	$106	$119	$(13)	(11%)
Financing expenses	(18)	(19)	1	1%

Financing margin	$88	$100	$(12)	(13%)

Financing propensity	42.1%	42.7%

The decrease in financing revenues is due to a $143 million decline in the average gross vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $12 million decrease in financing margin from the prior year comparable period reflected the lower interest income, partially offset by $1 million of lower expenses due to lower foreclosure costs as a result of lower foreclosure activity.

Financing margin net of consumer financing interest expense declined $10 million to $58 million in the thirty-six weeks ended September 7, 2012 from $68 million in the prior year comparable period. See “Interest Expense” below for a discussion of consumer financing interest expense.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Rental revenues	$57	$53	$4	8%
Unsold maintenance fees	(15)	(15)	—	0%
Other expenses	(43)	(40)	(3)	(6%)

Rental margin	$(1)	$(2)	$1	72%

Rental margin percentage	(1.2%)	(4.5%)	3.3 pts

	Twelve Weeks Ended		Change		% Change
	September 7, 2012	September 9, 2011
Transient keys rented	231,377	209,163	22,214		11%
Average transient key rate	$201.86	$195.68	$6.18		3%
Resort occupancy	93.0%	93.2%	(0.2 pts	)

The increase in rental revenues is due to $4 million from a company-wide 11 percent increase in transient keys rented, which were primarily sourced from an 11 percent increase in available keys (37,000 additional available keys) due to an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, as well as $1 million from a company-wide 3 percent increase in average transient rate driven by stronger consumer demand and mix of available inventory. These increases were partially offset by the recognition of $1 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The increase in rental margin reflects $6 million of higher rental revenues net of direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options, including lower banking expenses, partially offset by $4 million reflecting higher than expected redemption costs associated with Marriott Rewards points issued prior to the Spin-off and a $1 million decline in plus points revenue.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Rental revenues	$167	$148	$19	13%
Unsold maintenance fees	(42)	(45)	3	8%
Other expenses	(116)	(104)	(12)	(8%)

Rental margin	$9	$(1)	$10	NM

Rental margin percentage	5.6%	(0.6%)	6.2 pts

	Thirty-Six Weeks Ended		Change	% Change
	September 7, 2012	September 9, 2011
Transient keys rented	681,492	628,349	53,143	8%
Average transient key rate	$197.59	$195.80	$1.79	1%
Resort occupancy	90.4%	90.0%	0.4 pts

The increase in rental revenues is due to nearly $11 million from a company-wide 8 percent increase in transient keys rented, which were primarily sourced from a 5 percent increase in available keys (54,000 additional available keys) due to an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, the recognition of $7 million of additional plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and $1 million from a company-wide 1 percent increase in average transient rate driven by stronger consumer demand and mix of available inventory.

The increase in rental margin reflects the $7 million increase in plus points revenue, $4 million of higher rental revenues net of higher direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options and $3 million of lower maintenance fees on unsold inventory. These increases were partially offset by $4 million reflecting higher than expected redemption costs associated with Marriott Rewards points issued prior to the Spin-off.

Other

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011
Other revenues	$7	$5
Other expenses	(3)	(5)

Other revenues, net of expenses	$4	$—

Other revenues net of expenses increased due to $2 million of higher net settlement fee revenues and higher external exchange company revenues and $2 million of lower miscellaneous expenses in the twelve weeks ended September 7, 2012 compared to the prior year comparable period.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011
Other revenues	$21	$20
Other expenses	(8)	(9)

Other revenues, net of expenses	$13	$11

Other revenues net of expenses increased due to $1 million of higher external exchange company revenues and $1 million of lower expenses. The decline in expenses includes $3 million of lower miscellaneous expenses in the thirty-six weeks ended September 7, 2012 over the prior year comparable period, partially offset by a $2 million favorable true-up in the prior year comparable period related to the 2010 bonus accrual following final bonus payouts totaling less than the amount accrued.

Cost Reimbursements

Twelve Weeks Ended September 7, 2012

Cost reimbursements increased $1 million, or 2 percent, over the prior year comparable period, reflecting the impact of growth across the system.

Thirty-Six Weeks Ended September 7, 2012

Cost reimbursements increased $8 million, or 3 percent, over the prior year comparable period, reflecting higher costs and the impact of growth across the system in the thirty-six weeks ended September 7, 2012.

General and Administrative

Twelve Weeks Ended September 7, 2012

General and administrative expense increased $4 million (from $18 million to $22 million) over the prior year comparable period due to $2 million of organizational and separation related costs incurred in the twelve weeks ended September 7, 2012, $1 million of higher personnel related costs, and $1 million of incremental stand-alone public company costs.

Thirty-Six Weeks Ended September 7, 2012

General and administrative expenses increased $13 million (from $56 million to $69 million) over the prior year comparable period due to $8 million of organizational and separation related costs incurred in the thirty-six weeks ended September 7, 2012, $3 million of incremental stand-alone public company costs, and $2 million for claims asserted related to one of our Luxury projects.

Interest Expense

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011
Consumer financing interest expense	$(10)	$(10)
Non-consumer financing interest expense	(5)	—

Interest expense	$(15)	$(10)

The $5 million of non-consumer financing interest expense includes $2 million of expense associated with the liability for the Marriott Rewards guest loyalty program under the Marriott Rewards Agreement which we entered into in connection with the Spin-Off, $1 million of lower capitalized interest costs, $1 million of dividends associated with the preferred stock issued in connection with the Spin-Off, and $1 million of amortized costs associated with our four-year $200 million revolving credit facility (the “Revolving Corporate Credit Facility”) which we entered into in connection with the Spin-Off. There was minimal change in consumer financing interest expense as the lower interest expense driven by the lower outstanding debt balances and associated interest costs related to the securitized vacation ownership notes receivable was offset by interest expense and amortized costs associated with the Warehouse Credit Facility which we entered into in connection with the Spin-Off.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011
Consumer financing interest expense	$(30)	$(32)
Non-consumer financing interest expense	(12)	—

Interest expense	$(42)	$(32)

The non-consumer financing interest expense includes $6 million of expense associated with the liability for the Marriott Rewards guest loyalty program under the Marriott Rewards Agreement which we entered into in connection with the Spin-Off, $3 million of dividends associated with the preferred stock issued in connection with the Spin-Off, $2 million of lower capitalized interest costs, and $2 million of amortized costs associated with the Revolving Corporate Credit Facility. Lower consumer financing interest expense reflects lower outstanding debt balances and associated interest costs related to the securitized vacation ownership notes receivable, partially offset by interest expense and amortized costs associated with the Warehouse Credit Facility.

Royalty Fee

Twelve and Thirty-Six Weeks Ended September 7, 2012

Royalty fee expenses relate to amounts due under the License Agreements for periods subsequent to the Spin-Off.

Impairment

Twelve and Thirty-Six Weeks Ended September 7, 2012

There were no impairment charges in the twelve and thirty-six weeks ended September 7, 2012. In the twelve and thirty-six weeks ended September 9, 2011, we recorded $324 million of pre-tax impairment charges in our Statements of Operations. As discussed in more detail in Footnote No. 19 of our Financial Statements included in our 2011 Annual Report on Form 10-K, “Impairment Charges,” on September 8, 2011 management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped parcels of land.

Impairment Reversals on Equity Investment

Twelve Weeks Ended September 7, 2012

There were no impairment reversals on equity investments in the twelve weeks ended September 7, 2012. In the twelve weeks ended September 9, 2011, we reversed nearly $4 million of our previously recorded impairment of an equity investment in a joint venture based on facts and circumstances surrounding the project, including favorable resolution of certain construction-related claims and contingent obligations to refund certain deposits relating to sales that have subsequently closed.

Thirty-Six Weeks Ended September 7, 2012

In the thirty-six weeks ended September 7, 2012, we reversed $2 million of our previously recorded impairment of an equity investment in a joint venture because the actual costs incurred to suspend the marketing and sales operations were lower than previously estimated. In the prior year comparable period, we reversed nearly $4 million of our previously recorded impairment of the same equity investment based on facts and circumstances surrounding the project, including favorable resolution of certain construction-related claims and contingent obligations to refund certain deposits relating to sales that have subsequently closed.

Income Tax

Twelve Weeks Ended September 7, 2012

Income tax expense increased by $93 million (from a benefit of $81 million to a provision of $12 million) from the prior year comparable period. The increase in income tax expense in 2012 is primarily related to an impairment charge taken in the third quarter 2011 financial statements resulting in the recording of a tax benefit in the prior year comparable period.

Thirty-Six Weeks Ended September 7, 2012

Income tax expense increased by $79 million (from a benefit of $55 million to a provision of $24 million) from the prior year comparable period. The increase in income tax expense in 2012 is primarily related to an impairment charge taken in the third quarter 2011 financial statements resulting in the recording of a tax benefit in the prior year comparable period.

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

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of performance. Our Adjusted EBITDA excludes the impact of non-cash impairment charges or reversals and restructuring charges and includes the impact of interest expense associated with the debt from the Warehouse Credit Facility and from the securitization of our notes receivable in the term ABS market, which together we refer to as consumer financing interest expense. We deduct consumer financing interest expense in determining Adjusted EBITDA since the debt is secured by notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. We evaluate Adjusted EBITDA, which adjusts for these items, to allow for period-over-period comparisons of our ongoing core operations before material charges. Adjusted EBITDA is also useful in measuring our ability to service our non-securitized debt. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our ongoing operations with results from other vacation ownership companies.

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

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Net income (loss)	$6	$(221)	$23	$(186)
Interest expense	15	10	42	32
Tax provision (benefit), continuing operations	12	(81)	24	(55)
Depreciation and amortization	7	8	21	25

EBITDA	40	(284)	110	(184)

Impairment charges:
Impairment	—	324	—	324
Impairment reversals on equity investment	—	(4)	(2)	(4)
Consumer financing interest expense	(10)	(10)	(30)	(32)

Adjusted EBITDA	$30	$26	$78	$104

Business Segments

Our business is grouped into four reportable business segments: North America, Luxury, Europe and Asia Pacific. See Footnote No. 15, “Business Segments,” of the Notes to our Financial Statements for further information on our segments.

At September 7, 2012, we operated the following 64 properties by segment:

	U.S.(1)	Non-U.S.	Total
North America	43	3	46
Luxury	8	2	10
Europe	—	5	5
Asia Pacific	—	3	3

Total	51	13	64

(1)	Includes U.S. territories.

North America

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Revenues
Sale of vacation ownership products	$122	$110	$355	$339
Resort management and other services	47	43	136	125
Financing	32	35	97	108
Rental	46	42	144	124
Other	6	5	20	19
Cost reimbursements	61	58	185	176

Total revenues	314	293	937	891

Expenses
Cost of vacation ownership products	36	46	120	135
Marketing and sales	61	58	178	171
Resort management and other services	34	34	101	100
Rental	46	41	125	111
Other	2	2	7	8
General and administrative	1	1	2	2
Royalty fee	3	—	6	—
Cost reimbursements	61	58	185	176

Total expenses	244	240	724	703

Segment financial results	$70	$53	$213	$188

Contract Sales

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Company-Owned
Vacation ownership	$143	$127	$16	14%
Residential products	—	1	(1)	(75%)

Total contract sales	$143	$128	$15	13%

The increase in contract sales in our North America segment reflected a 19 percent increase in VPG to $3,051 in the twelve weeks ended September 7, 2012 from $2,560 in the prior year comparable period. This increase in VPG was due to a four percent price increase and a two percentage point increase in closing efficiency resulting from improved marketing and sales execution.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Company-Owned
Vacation ownership	$414	$364	$50	14%
Residential products	—	2	(2)	(82%)

Total contract sales	$414	$366	$48	13%

The increase in contract sales in our North America segment reflected a 17 percent increase in VPG to $2,988 in the thirty-six weeks ended September 7, 2012 from $2,555 in the prior year comparable period. This increase in VPG was due to a two percentage point increase in closing efficiency resulting from improved marketing and sales execution and a two percent price increase.

Development Margin

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Sale of vacation ownership products	$122	$110	$12	10%
Cost of vacation ownership products	(36)	(46)	10	21%
Marketing and sales	(61)	(58)	(3)	(5%)

Development margin	$25	$6	$19	NM

Development margin percentage	20.5%	6.1%	14.4 pts

The increase in revenues from the sale of vacation ownership products was due to the $15 million increase in contract sales and a $5 million favorable change in the vacation ownership notes receivable reserve activity, partially offset by $8 million of lower revenue reportability in the twelve weeks ended September 7, 2012 compared to the prior year comparable period. The $5 million favorable change in the reserve activity was mainly due to lower than estimated default and delinquency activity in the North American segment in the twelve weeks ended September 7, 2012. The $8 million of lower revenue reportability resulted from $17 million of lower revenue reportability in the twelve weeks ended September 7, 2012 compared to $9 million of lower revenue reportability in the prior year comparable period. Revenue reportability was impacted unfavorably in the twelve weeks ended September 7, 2012 because certain financed sales did not meet the down payment requirement for revenue recognition purposes prior to the end of the period.

The increase in development margin reflects $12 million of favorable product cost true-ups ($11 million of favorable product cost true-ups in the twelve weeks ended September 7, 2012 compared to $1 million of unfavorable product cost true-ups in the prior year comparable period), an $8 million increase from higher sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from more efficient marketing and sales spending, $3 million of lower vacation ownership notes receivable reserve activity and $1 million of costs in the prior year comparable period related to ADA compliance. These increases were partially offset by a $4 million net impact from lower revenue reportability year-over-year and $1 million reflecting higher than expected redemption costs associated with Marriott Rewards points issued prior to the Spin-off.

The favorable product cost true-ups recorded in the twelve weeks ended September 7, 2012 relate mainly to higher estimated sales revenues we expect to generate over the life of the projects ($7 million) primarily from adjustments to future pricing assumptions based upon our sales experience to date and, to a lesser extent, lower overall development costs on specific projects that are substantially completed ($4 million).

The 14 percentage point improvement in the development margin percentage reflects an 11 percentage point increase from lower cost of vacation ownership products due to the favorable product cost true-up activity (10 percentage points) and, to a lesser extent, a favorable mix of lower cost real estate inventory being sold, a more than 3 percentage point increase from efficiencies in marketing and sales spending and a 2 percentage point increase from the favorable vacation ownership notes receivable reserve activity. These increases were partially offset by a 2 percentage point decline due to lower revenue reportability.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Sale of vacation ownership products	$355	$339	$16	4%
Cost of vacation ownership products	(120)	(135)	15	11%
Marketing and sales	(178)	(171)	(7)	(4%)

Development margin	$57	$33	$24	73%

Development margin percentage	16.0%	9.7%	6.3 pts

The increase in revenues from the sale of vacation ownership products was due to the $48 million increase in contract sales and a $3 million favorable change in the vacation ownership notes receivable reserve activity, partially offset by $35 million of lower revenue reportability in the thirty-six weeks ended September 7, 2012 compared to the prior year comparable period. The $3 million favorable change in the reserve activity was mainly due to lower than estimated default and delinquency activity in the North American segment in the twelve weeks ended September 7, 2012. The $35 million of lower revenue reportability resulted from $38 million of lower revenue reportability in the twelve weeks ended September 7, 2012 compared to $3 million of lower revenue reportability in the prior year comparable period. Revenue reportability was impacted unfavorably in the thirty-six weeks ended September 7, 2012 because certain financed sales did not meet the down payment requirement for revenue recognition purposes prior to the end of the period.

The increase in development margin reflects a $23 million increase from higher sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from more efficient marketing and sales spending, $17 million of favorable product cost true-ups ($15 million of favorable product cost true-ups in the thirty-six weeks ended September 7, 2012 compared to $2 million of unfavorable product cost true-ups in the prior year comparable period), $2 million of lower vacation ownership notes receivable reserve activity, and $2 million of charges in the prior year comparable period, including $1 million of costs related to ADA compliance and $1 million of severance costs. These increases were partially offset by a $19 million net impact from lower revenue reportability year-over-year and $1 million reflecting higher than expected redemption costs associated with Marriott Rewards points issued prior to the Spin-off.

The favorable product cost true-ups recorded in the thirty-six weeks ended September 7, 2012 relate mainly to higher estimated sales revenues we expect to generate over the life of the projects ($10 million) primarily from adjustments to future pricing assumptions based upon our sales experience to date and, to a lesser extent, lower overall development costs on specific projects that are substantially completed ($5 million).

The 6 percentage point improvement in the development margin percentage primarily reflects a nearly 6 percentage point increase from lower cost of vacation ownership products due to the favorable product cost true-up activity (5 percentage points) and, to a lesser extent, a favorable mix of lower cost real estate inventory being sold, a 4 percentage point increase from efficiencies in marketing and sales spending. These increases were partially offset by a 4 percentage point decline due to lower revenue reportability.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Management fee revenues	$12	$12	—	2%
Other services revenues	35	31	4	11%

Resort management and other services revenues	47	43	4	9%
Resort management and other services expenses	(34)	(34)	—	(3%)

Resort management and other services margin	$13	$9	$4	30%

Resort management and other services margin percentage	26.3%	22.0%	4.3 pts

The increase in resort management and other services revenues primarily reflects $2 million of additional annual club dues earned in connection with the MVCD program driven by the cumulative increase in enrolled owners, $1 million of higher ancillary revenues from food and beverage and golf offerings and nearly $1 million of higher resales revenues due to an increase in resale activity.

The improvement in resort management and other services margin primarily reflects $2 million of additional annual club dues earned in connection with the MVCD program net of expenses as well as lower variable enrollment costs due to fewer enrollments in the twelve weeks ended September 7, 2012 compared to the prior year comparable period, $1 million of higher ancillary revenues net of expenses and nearly $1 million of higher resales revenues net of expenses, partially offset by $1 million of separation related expenses in the twelve weeks ended September 7, 2012.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Management fee revenues	$38	$36	$2	6%
Other services revenues	98	89	9	11%

Resort management and other services revenues	136	125	11	9%
Resort management and other services expenses	(101)	(100)	(1)	(2%)

Resort management and other services margin	$35	$25	$10	37%

Resort management and other services margin percentage	25.4%	20.3%	5.1 pts

The increase in resort management and other services revenues primarily reflects $5 million of additional annual club dues earned in connection with the MVCD program, $3 million of higher ancillary revenues from food and beverage and golf offerings and $2 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system.

The improvement in resort management and other services margin primarily reflects $5 million of additional annual club dues earned in connection with the MVCD program net of expenses and lower variable enrollment costs due to fewer enrollments in the thirty-six weeks ended September 7, 2012 than in the prior year comparable period, a $2 million increase in management fees and $2 million of higher ancillary revenues net of expenses and nearly $1million of higher resales revenues net of expenses, partially offset by $1 million of separation related expenses in the twelve weeks ended September 7, 2012.

Financing Revenues

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Interest income	$30	$33	$(3)	(10%)
Other financing revenues	2	2	—	0%

Financing revenues	$32	$35	$(3)	(10%)

Financing propensity	45.7%	49.8%

The decrease in financing revenues is due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Interest income	$92	$103	$(11)	(10%)
Other financing revenues	5	5	—	(3%)

Financing revenues	$97	$108	$(11)	(10%)

Financing propensity	41.3%	44.4%

The decrease in financing revenues is due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Rental revenues	$46	$42	$4	10%
Unsold maintenance fees	(12)	(9)	(3)	(23%)
Other expenses	(34)	(32)	(2)	(9%)

Rental margin	$—	$1	$(1)	NM

Rental margin percentage	(0.3%)	1.5%	(1.8 pts )

	Twelve Weeks Ended		Change		% Change
	September 7, 2012	September 9, 2011
Transient keys rented	207,061	187,623	19,438		10%
Average transient key rate	$183.11	$174.33	$8.78		5%
Resort occupancy	93.3%	93.7%	(0.4 pts	)

The increase in rental revenues is due to $3 million from a 10 percent increase in transient keys rented, which were primarily sourced from an 11 percent increase in available keys (32,000 additional available keys) due to an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, as well as $2 million from a 5 percent increase in average transient rate driven by stronger consumer demand and mix of available inventory. These increases were partially offset by the recognition of $1 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The decline in rental margin reflects $4 million of higher than expected redemption costs associated with Marriott Rewards points issued prior to the Spin-off, $3 million of higher maintenance fees on unsold inventory due to an increase in foreclosed inventory in the fourth quarter of 2011 as well as the transfer of Luxury inventory to the MVCD program and the $1 million decline in plus points revenue. These declines are partially offset by $7 million of higher rental revenues net of direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options, including lower banking expenses.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Rental revenues	$144	$124	$20	16%
Unsold maintenance fees	(30)	(27)	(3)	(10%)
Other expenses	(95)	(84)	(11)	(13%)

Rental margin	$19	$13	$6	41%

Rental margin percentage	13.4%	11.0%	2.4 pts

	Thirty-Six Weeks Ended		Change	% Change
	September 7, 2012	September 9, 2011
Transient keys rented	617,975	568,222	49,753	9%
Average transient key rate	$187.55	$184.83	$2.72	1%
Resort occupancy	91.3%	91.2%	0.1 pts

The increase in rental revenues is primarily due to $10 million from a 9 percent increase in transient keys rented, which were primarily sourced from a 6 percent increase in available keys (65,000 additional available keys) due to an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, the recognition of $7 million of additional plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and nearly $2 million from a 1 percent increase in average transient rate driven by stronger consumer demand and mix of available inventory.

The increase in rental margin reflects the $7 million increase in plus points revenue and $6 million of higher rental revenues net of higher direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options, partially offset by $4 million of higher than expected redemption costs associated with Marriott Rewards points issued prior to the Spin-off and $3 million of higher maintenance fees on unsold inventory due to an increase in foreclosed inventory in the fourth quarter of 2011 as well as the transfer of Luxury inventory to the MVCD program.

Luxury

($ in millions)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Revenues
Sale of vacation ownership products	$—	$6	$4	$20
Resort management and other services	4	5	17	17
Financing	1	2	3	5
Rental	1	1	3	3
Other	—	—	—	1
Cost reimbursements	9	10	32	33

Total revenues	15	24	59	79

Expenses
Cost of vacation ownership products	—	6	1	14
Marketing and sales	1	5	5	11
Resort management and other services	6	6	20	20
Rental	4	5	13	16
Other	—	1	1	1
General and administrative	—	—	—	2
Impairment	—	113	—	113
Cost reimbursements	9	10	32	33

Total expenses	20	146	72	210

Impairment reversals on equity investment	—	4	2	4

Segment financial results	$(5)	$(118)	$(11)	$(127)

Overview

We have significantly scaled back our development of Luxury vacation ownership products. We do not have any significant construction at any Luxury projects nor do we have any current plans for new development in this segment. We expect to continue to evaluate opportunities for bulk sales of excess Luxury inventory and the disposition of undeveloped land as well as further opportunities to sell Luxury inventory as part of the MVCD program. Consistent with this strategy, inventory from one of our Luxury properties has been added to the MVCD program, and we intend to place most of our remaining Luxury inventory into the MVCD program over the next few years. We have also repositioned several Luxury sales centers to sell the MVCD points product. We believe this strategy will allow us to sell the inventory faster, thereby reducing our near term real estate inventory spending needs and accelerating the reduction of maintenance fees on unsold inventory. We also believe this strategy, coupled with our recent decision to provide owners of our Luxury fractional product access to the MVCD program, provides our owners with significantly more vacation options from which to choose, including expanded Luxury offerings. In the Luxury segment, we also made the decision to remove The Ritz-Carlton brand from one of our Luxury properties, The Abaco Club at Winding Bay in the Bahamas, after concluding that global economic conditions have rendered the property unsustainable under the brand from a business perspective. Our plan, consistent with our overall strategy to sell excess Luxury inventory, is to pursue a bulk sale of the entire asset.

Contract Sales

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Company-Owned
Vacation ownership	$(1)	$3	$(4)	NM

Total company-owned contract sales	(1)	3	(4)	NM
Joint Venture
Vacation ownership	—	2	(2)
Residential products	—	10	(10)

Subtotal	—	12	(12)
Cancellation reversal	—	3	(3)

Total joint venture contract sales	—	15	(15)

Total contract sales	$(1)	$18	$(19)

The decrease in contract sales in our Luxury segment reflects our strategy to sell Luxury inventory as an additional offering within our North America points program. The negative contract sales in the twelve weeks ended September 7, 2012 represents the reversal of previously recognized contract sales at our project in the Bahamas that we no longer expect to be closed.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Company-Owned
Vacation ownership	$5	$12	$(7)	(59%)
Residential products	—	1	(1)	(100%)

Subtotal	5	13	(8)	(61%)
Cancellation reversal	—	1	(1)	(100%)

Total company-owned contract sales	5	14	(9)	(63%)
Joint Venture
Vacation ownership	—	8	(8)
Residential products	—	10	(10)

Subtotal	—	18	(18)
Cancellation reversal	—	3	(3)

Total joint venture contract sales	—	21	(21)

Total contract sales	$5	$35	$(30)

The decrease in contract sales in our Luxury segment reflects our strategy to sell Luxury inventory as an additional offering within our North America points program.

Development Margin

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Sale of vacation ownership products	$—	$6	$(6)	(98%)
Cost of vacation ownership products	—	(6)	6	97%
Marketing and sales	(1)	(5)	4	63%

Development margin	$(1)	$(5)	$4	69%

The improvement in development margin reflects $4 million of charges in the prior year comparable period, including $2 million of legal related charges and $2 million of costs related to ADA compliance and Hurricane Irene damage at our resort in the Bahamas, as well as the impact of our strategy to sell Luxury inventory as an additional offering within our North America points program in the twelve weeks ended September 7, 2012.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Sale of vacation ownership products	$4	$20	$(16)	(77%)
Cost of vacation ownership products	(1)	(14)	13	90%
Marketing and sales	(5)	(11)	6	51%

Development margin	$(2)	$(5)	$3	59%

The improvement in development margin reflects $6 million of charges in the prior year comparable period, including $3 million of legal related charges, $2 million of costs related to ADA compliance and Hurricane Irene damage at our resort in the Bahamas and $1 million of severance costs, as well as the impact of our strategy to sell Luxury inventory as an additional offering within our North America points program in the thirty-six weeks ended September 7, 2012. These increases are partially offset by $6 million primarily related to a favorable change in the vacation ownership notes receivable reserve in the prior year comparable period due to lower than estimated default and delinquency activity.

Europe

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Revenues
Sale of vacation ownership products	$10	$14	$26	$36
Resort management and other services	8	8	20	21
Financing	1	1	3	3
Rental	8	9	15	16
Other	1	—	1	—
Cost reimbursements	6	7	18	19

Total revenues	34	39	83	95

Expenses
Cost of vacation ownership products	1	3	6	10
Marketing and sales	8	8	21	22
Resort management and other services	7	7	18	17
Rental	5	6	13	14
Other	1	1	1	1
General and administrative	1	—	1	1
Impairment	—	2	—	2
Cost reimbursements	6	7	18	19

Total expenses	29	34	78	86

Segment financial results	$5	$5	$5	$9

Overview

In our Europe segment, we are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Company-Owned
Vacation ownership	$14	$15	$(1)	(17%)

Total contract sales	$14	$15	$(1)	(17%)

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Company-Owned
Vacation ownership	$31	$38	$(7)	(20%)

Total contract sales	$31	$38	$(7)	(20%)

Development Margin

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Sale of vacation ownership products	$10	$14	$(4)	(21%)
Cost of vacation ownership products	(1)	(3)	2	36%
Marketing and sales	(8)	(8)	—	4%

Development margin	$1	$3	$(2)	(57%)

The development margin decline is due to $1 million from the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) and a $1 million net impact from lower revenue reportability.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Sale of vacation ownership products	$26	$36	$(10)	(26%)
Cost of vacation ownership products	(6)	(10)	4	35%
Marketing and sales	(21)	(22)	1	3%

Development margin	$(1)	$4	$(5)	NM

The development margin decline is due to $3 million from the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), $1 million net impact from lower revenue reportability and $1 million of higher vacation ownership notes receivable reserve activity.

Asia Pacific

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Revenues
Sale of vacation ownership products	$14	$17	$40	$47
Resort management and other services	1	1	3	2
Financing	1	1	3	3
Rental	2	1	5	5
Cost reimbursements	2	2	8	7

Total revenues	20	22	59	64

Expenses
Cost of vacation ownership products	3	4	9	14
Marketing and sales	10	10	28	31
Resort management and other services	1	—	2	1
Rental	3	3	7	8
General and administrative	—	1	1	1
Royalty fee	—	—	1	—
Cost reimbursements	2	2	8	7

Total expenses	19	20	56	62

Segment financial results	$1	$2	$3	$2

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement and, as a result, we have decided to close our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012. Our on-site sales locations have proven to be more efficient sales channels than our off-site sales locations and, therefore, we will focus our efforts towards future inventory acquisitions with high volume on-site sales distribution potential. We anticipate the costs associated with closing these off-site sales locations will be approximately $4 million to $5 million, with the majority of the costs to be incurred in the fourth quarter of 2012.

Contract Sales

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Company-Owned
Vacation ownership	$15	$18	$(3)	(19%)

Total contract sales	$15	$18	$(3)	(19%)

The decline in contract sales reflects the impact of a 14 percent decrease in sales tours as a result of having fewer sales centers in the twelve weeks ended September 7, 2012 compared to the prior year comparable period and a $122 decrease in VPG.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Company-Owned
Vacation ownership	$43	$49	$(6)	(13%)

Total contract sales	$43	$49	$(6)	(13%)

The decline in contract sales reflects the impact of a 13 percent decrease in sales tours as a result of having fewer sales centers in the thirty-six weeks ended September 7, 2012 compared to the prior year comparable period, partially offset by an $11 increase in VPG.

Development Margin

Twelve Weeks Ended September 7, 2012

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Sale of vacation ownership products	$14	$17	$(3)	(21%)
Cost of vacation ownership products	(3)	(4)	1	41%
Marketing and sales	(10)	(10)	—	8%

Development margin	$1	$3	$(2)	(45%)

The development margin decline is due to the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from less efficient marketing and sales spending.

Thirty-Six Weeks Ended September 7, 2012

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 7, 2012	September 9, 2011
Sale of vacation ownership products	$40	$47	$(7)	(16%)
Cost of vacation ownership products	(9)	(14)	5	36%
Marketing and sales	(28)	(31)	3	11%

Development margin	$3	$2	$1	45%

The development margin improvement is due to $2 million of favorable product cost true-up activity, partially offset by $1 million from the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales). The favorable product cost true-up activity includes $1 million of favorable product cost true-ups in the thirty-six weeks ended September 7, 2012 and $1 million of unfavorable product cost true-ups in the prior year comparable period.

Corporate and Other

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Cost of vacation ownership products	$2	$2	$5	$4
Financing	5	6	18	19
Other	—	1	—	(1)
General and Administrative	20	16	64	50
Interest	15	10	42	32
Royalty fee	11	—	34	—
Impairment	—	209	—	209

Total Expenses	$53	$244	$163	$313

Corporate and Other captures information not specifically identifiable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, the fixed royalty fee payable under the License Agreements and interest expense.

Twelve Weeks Ended September 7, 2012

Total expenses decreased $191 million over the prior year comparable period. The $191 million decrease was the result of $209 million of impairment charges in the prior year comparable period, $1 million of lower financing expenses and $1 million of lower other miscellaneous expenses, partially offset by $11 million of royalty fees in the twelve weeks ended September 7, 2012, $5 million of higher interest expense and $4 million of higher general and administrative expenses.

The $5 million increase in interest expense was due to $5 million of higher non-consumer financing interest expense. The $5 million of higher non-consumer financing interest expense primarily includes $2 million of expense associated with the liability for the Marriott Rewards guest loyalty program under the Marriott Rewards Agreement which we entered into in connection with the Spin-Off, $1 million of lower capitalized interest costs, $1 million of dividends associated with the preferred stock issued in connection with the Spin-Off, and $1 million of amortized costs associated with the Revolving Corporate Credit Facility which we entered into in connection with the Spin-Off. There was minimal change in consumer financing interest expense as the lower interest expense from the lower outstanding debt balances and associated interest costs related to the securitized vacation ownership notes receivable was offset by interest expense and amortized costs associated with the Warehouse Credit Facility which we entered into in connection with the Spin-Off.

The $4 million increase in general and administrative expenses was due to $2 million of organizational and separation related costs, $1 million of higher personnel related costs, and $1 million of incremental stand-alone public company costs.

Thirty-Six Weeks Ended September 7, 2012

Total expenses decreased $150 million over the prior year comparable period. The $150 million decrease was the result of $209 million of impairment charges in the prior year comparable period, partially offset by $34 million of royalty fees in the thirty-six weeks ended September 7, 2012, $14 million of higher general and administrative expenses, $10 million of higher interest expense and a $2 million favorable true-up in other expenses in the prior year comparable period related to the 2010 bonus accrual following final bonus payouts totaling less than the amount accrued.

The $10 million increase in interest expense was due to $12 million of higher non-consumer financing interest expense, offset partially by $2 million of lower consumer financing interest expense. The higher non-consumer financing interest expense primarily includes $6 million of expense associated with the liability for the Marriott Rewards guest loyalty program under the Marriott Rewards Agreement which we entered into in connection with the Spin-Off, $3 million of dividends associated with the preferred stock issued in connection with the Spin-Off, $2 million of lower capitalized interest costs, and $2 million of amortized costs associated with the Revolving Corporate Credit Facility which we entered into in connection with the Spin-Off. Lower consumer financing interest expense reflects lower outstanding debt balances and associated interest costs related to the securitized vacation ownership notes receivable, partially offset by interest expense and amortized costs associated with the Warehouse Credit Facility which we entered into in connection with the Spin-Off.

The $14 million increase in general and administrative expenses was due to $8 million of organizational and separation related costs incurred in the thirty-six weeks ended September 7, 2012, $3 million of incremental stand-alone public company costs, $2 million for claims asserted related to one of our Luxury projects and $1 million of higher personnel related costs net of cost savings.

New Accounting Standards

See Footnote No. 1 to our Financial Statements, “Summary of Significant Accounting Policies,” for information related to our adoption of new accounting standards in the thirty-six weeks ended September 7, 2012.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($212 million at the end of the third quarter of 2012), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements. At the end of the third quarter of 2012, $790 million of the $793 million of total debt outstanding is non-recourse debt associated with secured vacation ownership notes receivable.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of the third quarter of 2012, we had $891 million of real estate inventory on hand, comprised of $440 million of finished goods, $164 million of work-in-process, and $287 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than or in line with cost of sales for the next several years. We also expect to sell excess luxury inventory and dispose of undeveloped land, as well as to sell most of our remaining Luxury inventory through the MVCD program over the next few years, in order to generate incremental cash and reduce related carrying costs.

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

During the thirty-six weeks ended September 7, 2012 we had a net increase in cash and cash equivalents of $102 million compared to a $1 million net decrease in cash and cash equivalents during the thirty-six weeks ended September 9, 2011, which net decrease included a distribution to Marriott International of $71 million prior to the Spin-Off. The following table summarizes such changes:

($ in millions)	Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011
Cash provided by (used in):
Operating activities	$158	$248
Investing activities	1	10
Financing activities
Net distribution to Marriott International	—	(71)
Other financing activities	(56)	(188)
Effect of changes in exchange rates on cash and cash equivalents	(1)	—

Net change in cash and cash equivalents	$102	$(1)

Cash from Operating Activities

In the thirty-six weeks ended September 7, 2012, we generated $158 million of cash flows from operating activities, compared to $248 million in the thirty-six weeks ended September 9, 2011. Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding notes receivables and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts or turnkey purchases of new inventory as well as funding our working capital needs. Additionally, during the thirty-six weeks ended September 7, 2012 we made a payment of $20 million to Marriott International in final settlement of expenses associated with the Spin-Off, and a payment of $20 million to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2011 (these funds were held for the benefit of the applicable property owners’ associations in restricted cash at the end of 2011).

We minimize working capital needs through cash management, strict credit-granting policies, and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing of sales contracts for vacation ownership products, the rate at which owners finance their vacation ownership purchase with us, and cash outlays for real estate inventory development.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash from operating activities:

Real estate inventory spending less than cost of sales

($ in millions)	Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011
Real estate inventory spending	$(73)	$(86)
Real estate inventory costs	132	165

Real estate inventory spending less than cost of sales	$59	$79

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense in our Statements of Operations related to sale of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from our MVCD program, our real estate inventory spending continues to decline. Total spending was lower than our real estate inventory costs in each of the thirty-six week periods ended September 7, 2012 and September 9, 2011, and we expect this trend to continue in the near term. On a longer term basis, we expect this spending to remain in line with our projected real estate inventory costs.

We recently expanded our existing vacation ownership interest repurchase program pursuant to which we are proactively buying back previously sold vacation ownership interests at costs favorable to us. By actively repurchasing inventory in desirable locations we expect to be able to stabilize the future cost of vacation ownership products for the next several years.

Notes receivable collections in excess of new mortgages

($ in millions)	Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011
Notes receivable collections (non-securitized vacation ownership notes receivable)	$72	$66
Notes receivable collections (securitized vacation ownership notes receivable)	145	154
New vacation ownership notes receivable	(164)	(171)

Notes receivable collections in excess of new mortgages	$53	$49

Notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable for all periods reported. Collections declined in the thirty-six weeks ended September 7, 2012 due to the declining vacation ownership notes receivable balance. New vacation ownership notes receivable declined slightly in the thirty-six weeks ended September 7, 2012 compared to the thirty-six weeks ended September 9, 2011 due to a 3.1 percentage point decline in the financing propensity of purchasers in our North America segment (from 41.3 percent in the thirty-six weeks ended September 7, 2012 to 44.4 percent in the prior year comparable period) and a reduction in the number of contract closings that occurred in the thirty-six weeks ended September 7, 2012 compared to the thirty-six weeks ended September 9, 2011.

See Footnote No. 8, “Debt,” of the Notes to our Financial Statements for additional information regarding the failure of certain securitization pools to perform within established parameters and the resulting redirection of $1 million and $2 million of cash flows to investors during each of the thirty-six weeks ended September 7, 2012 and September 9, 2011. At September 7, 2012 all pools were in compliance with established parameters.

Cash from Investing Activities

($ in millions)	Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011
Capital expenditures for property and equipment	$(11)	$(11)
Note collections	—	20
Proceeds from sale of property and equipment	3	1
Decrease in restricted cash	9	—

Net cash provided by investing activities	$1	$10

Capital expenditures for property and equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and ancillary offerings at resorts such as food and beverage locations.

In the thirty-six weeks ended September 7, 2012, capital expenditures for property and equipment of $11 million included $8 million of spending to support normal business operations (such as sales locations and ancillary assets) and $3 million for technology spending.

In the thirty-six weeks ended September 9, 2011, capital expenditures for property and equipment of $11 million included $6 million for technology spending relating primarily to systems enhancements supporting the MVCD program and $5 million related to the support of normal business operations.

Note collections relate to monies collected during the twelve weeks ended September 9, 2011 that were previously advanced to a related party.

Decrease in Restricted Cash

Restricted cash primarily consists of cash held in a reserve account related to notes receivable securitizations, cash collected for maintenance fees to be remitted to property owners’ associations, and deposits received, primarily associated with vacation ownership products and residential sales that are held in escrow until the associated contract has closed or the period in which it can be rescinded has passed, depending on legal requirements. The decrease in restricted cash in the thirty-six weeks ended September 7, 2012 reflects payments to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2011, partially offset by cash collected in connection with securitized vacation ownership notes receivable that will be distributed to investors subsequent to the end of the third quarter of 2012 and an increase in cash held in escrow for contracts that had not yet closed prior to the end of the third quarter of 2012.

Cash from Financing Activities

($ in millions)	Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011
Borrowings from securitization transactions
Bonds payable on securitized vacation ownership notes receivable	$238	$—
Warehouse Credit Facility	—	—
Subtotal	238	—
Repayment of debt related to securitizations
Bonds payable on securitized vacation ownership notes receivable	(177)	(186)
Warehouse Credit Facility	(118)	—

Subtotal	(295)	(186)

Borrowings on Revolving Corporate Credit Facility	15	—
Repayment of Revolving Corporate Credit Facility	(15)	—
Repayment of third party debt	—	(2)
Proceeds from stock option exercises	4	—
Payment of withholding taxes on vesting of restricted stock units	(3)	—
Net distribution to Marriott International	—	(71)

Net cash used in financing activities	$(56)	$(259)

Renewal of Warehouse Credit Facility

On September 11, 2012, we entered into amended and restated agreements associated with the Warehouse Credit Facility. As a result, the borrowing capacity of the Warehouse Credit Facility was reduced from $300 million to $250 million and the revolving period was extended to September 10, 2014. In addition, as a result of the amended and restated agreements, borrowings under the Warehouse Credit Facility now bear interest at a rate based on the one-month LIBOR and bank conduit commercial paper rates plus 1.5 percent and are limited at any point to the advance rate on the aggregate amount of eligible vacation ownership notes receivable at such time. Other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the amendment and restatement. At September 7, 2012, no amounts were outstanding under the Warehouse Credit Facility and $47 million of our vacation ownership notes receivable were eligible for securitization.

Repayments of debt related to securitizations

Repayments on the non-recourse debt associated with our securitized vacation ownership notes receivable totaled $295 million (including $30 million for voluntary retirement clean-up calls) and $186 million in each of the thirty-six weeks ended September 7, 2012 and September 9, 2011, respectively.

On June 28, 2012, we completed a securitization involving the transfer of a pool of approximately $250 million in vacation ownership notes receivable (the “Loans”) to Marriott Vacation Club Owner Trust 2012-1 (the “2012-1 Trust”), including $122 million of Loans that were previously securitized in the Warehouse Credit Facility. Simultaneous with the securitization of the Loans to the 2012-1 Trust, investors purchased approximately $238 million in Timeshare Loan Backed Notes (the “Notes”) from the 2012-1 Trust in a private placement. Two classes of Notes were issued by the 2012-1 Trust: approximately $210 million of Class A Notes and approximately $28 million of Class B Notes. The Class A Notes have an interest rate of 2.51% and the Class B Notes have an interest rate of 3.50%, for an overall weighted average interest rate of 2.625%. As consideration for the securitization of the Loans, we received initial gross cash proceeds (before transaction expenses and required reserves) of approximately $238 million ($233 million after transaction expenses and required reserves), and a subordinated residual interest in the 2012-1 Trust through which we expect to realize the remaining value of the Loans over time. Of this amount, approximately $101 million was used to repay amounts previously drawn under the Warehouse Credit Facility, and the remainder will be used for general corporate purposes. We have accounted for the securitization as a secured borrowing and therefore did not recognize a gain or loss in the third quarter of 2012 as a result of this transaction. The results of operations of the 2012-1 Trust are consolidated within our results of operations as the Trust is a variable interest entity for which we are the primary beneficiary.

We have provided notice of our intent to voluntarily repurchase previously securitized vacation ownership notes receivable to retire two vacation ownership notes receivable pools outstanding. We expect to have a net cash outflow of approximately $38 million for the purchase of $42 million of debt, which carried a weighted average interest rate of 5.05% at September 7, 2012. The majority of vacation ownership notes receivable repurchased will be available for future securitization.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 30, 2011, other than those resulting from changes in the amount of debt outstanding. As of the end of the third quarter of 2012, debt decreased by $57 million to $793 million compared to $850 million at year-end 2011, all of which related to a decrease in non-recourse debt associated with previously securitized notes. At the end of the third quarter of 2012, future debt payments to be paid out of collections from our mortgage notes receivable, including principal and interest, totaled $963 million and are due as follows: $51 million in 2012; $153 million in 2013; $148 million in 2014; $138 million in 2015; $120 million in 2016; and $353 million thereafter.

We have provided guarantees to certain lenders in connection with the provision of third-party financing for our vacation ownership product sales, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of the guarantees require us to fund if the purchaser fails to pay under the terms of the note payable. We are then entitled to repossess the property and retain the proceeds from its resale. Our commitments under these guarantees diminish as principal payments are made by the purchaser to the third-party lender. Our current exposure under such guarantees as of the end of the third quarter of 2012 in the Asia Pacific and Luxury segments is $20 million and $3 million, respectively, and underlying debt to third-party lenders will mature between 2012 and 2022.

Additionally, related to an equity method investment, we provided a completion guarantee in favor of the project lenders for which the joint venture has delivered a completed operational project. Although we have not received a release of our guarantee from the lenders, we do not believe we have any exposure for funding.

For additional information on these guarantees and the circumstances under which they were entered into, see the “Guarantees” caption within Footnote No. 7, “Contingencies and Commitments,” of the Notes to our Financial Statements.

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

October 18, 2012	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.1	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation.

10.2	Amended and Restated Sale Agreement, entered into September 11, 2012 and dated as of September 1, 2012, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2012).

10.3	Second Amended and Restated Indenture and Servicing Agreement, entered into September 11, 2012 and dated as of September 1, 2012, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 7, 2012, and September 9, 2011, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income (Loss) for the twelve and thirty-six weeks ended September 7, 2012, and September 9, 2011, respectively; (iii) the Interim Consolidated Balance Sheets at September 7, 2012, and December 30, 2011; and (iv) the Interim Consolidated Statements of Cash Flows for the thirty-six weeks ended September 7, 2012, and September 9, 2011, respectively. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

E-1