Form 10-K
period 2012-12-28
Marriott Vacations Worldwide Corp
filed 2013-02-22
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-35219

MARRIOTT VACATIONS WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-2598330
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6649 Westwood Blvd., Orlando, FL	32821
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (407) 206-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value (35,147,079 shares outstanding as of February 15, 2013)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates at June 15, 2012, was $825,610,327.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Throughout this Annual Report on Form 10-K (this “Annual Report”), we refer to Marriott Vacations Worldwide Corporation, together with its subsidiaries, as “Marriott Vacations Worldwide,” “we,” “us,” or “the Company.” Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below, rather than the corresponding calendar year. All fiscal years included 52 weeks, except for 2008, which included 53 weeks.

Fiscal Year	Fiscal Year-End Date
2012	December 28, 2012
2011	December 30, 2011
2010	December 31, 2010
2009	January 1, 2010
2008	January 2, 2009

In addition, in order to make this Annual Report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.”

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

Overview

We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive global developer, marketer and seller of vacation ownership and related products under the Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under the Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton”), a subsidiary of Marriott International, generally provides on-site management for Ritz-Carlton branded properties. We are one of the world’s largest companies whose business is focused almost entirely on vacation ownership, based on number of owners, number of resorts and revenues.

We were organized as a corporation in June 2011 and became a public company in November 2011 when Marriott International completed the spin-off of its vacation ownership division through the distribution of our outstanding common stock to the Marriott International shareholders (the “Spin-Off”). We generate most of our revenues from four primary sources: selling vacation ownership products, managing our resorts, financing consumer purchases, and renting vacation ownership inventory. As of December 28, 2012, we had 64 vacation ownership resorts in the United States and nine other countries and territories and approximately 421,000 owners of our vacation ownership and residential products.

Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. We believe that we have significant competitive advantages, including our scale and global reach, the quality and strength of the Marriott and Ritz-Carlton brands, our loyal and highly satisfied customer base, our long-standing track record and our experienced management team.

The Vacation Ownership Industry

The vacation ownership industry (also known as the timeshare industry) enables customers to share ownership and use of fully-furnished vacation accommodations. Typically, a vacation ownership purchaser acquires either a fee simple interest in a property (or collection of properties), which gives the purchaser title to a fraction of a unit, or a right to use a property for a specific period of time. These rights may consist of a deeded interest in a specified accommodation unit, an undivided interest in a building or resort, or an interest in a trust that owns one or more resorts. Generally, a vacation ownership purchaser’s fee simple interest in or right to use a property is referred to as a “vacation ownership interest.” By purchasing a vacation ownership interest, owners make a commitment to vacation. For many vacation ownership interest purchasers, vacation ownership is an attractive vacation alternative to traditional lodging accommodations (such as hotels, resorts and condominium rentals). By purchasing a vacation ownership interest, owners can avoid the volatility in room rates to which lodging customers are subject. Owners can also enjoy vacation ownership accommodations that are, on average, more than twice the size of traditional hotel rooms and typically have more amenities, such as kitchens, than traditional hotel rooms. Other vacation ownership purchasers find vacation ownership preferable to owning a second home because vacation ownership is more convenient, reduces maintenance and upkeep concerns and offers greater flexibility.

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

After the initial purchase, most vacation ownership programs require the owner of the vacation ownership interest to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership resorts, including management fees and expenses, taxes, insurance, and other related costs, and of providing program services (such as reservation services). This fee typically includes a property management fee payable to the vacation ownership company for providing management services as well as an assessment for funds to be deposited into a capital asset reserve fund and used to renovate, refurbish and replace furnishings, common areas and other assets (such as parking lots or roofs) as needed over time. Owners typically reserve their usage of vacation accommodations in advance through a reservation system (often provided by the vacation ownership company), unless a vacation ownership interest specifies fixed usage dates and a particular unit every year.

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

To enhance the appeal of their products, vacation ownership developers with multiple resorts and/or hotel affiliations typically establish systems that enable owners to use resorts across their resort portfolio and/or their affiliated hotel networks. In addition to these resort systems, developers of all sizes typically also affiliate with vacation ownership exchange companies in order to give customers the ability to exchange their rights to use the developer’s resorts into a broader network of resorts. The two leading exchange service providers are Interval International, with which we are associated, and Resort Condominium International. Interval International’s and Resort Condominium International’s networks include approximately 2,700 and 4,000 affiliated resorts, respectively, as identified on each company’s website.

According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2011, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing over 194,000 units and an estimated 8.4 million vacation ownership week equivalents. According to ARDA, sales were $6.5 billion in 2011. We believe there is considerable potential for further growth in the vacation ownership industry.

Our History

In 1984, Marriott International’s predecessor, Marriott Corporation, became the first major lodging company to enter the vacation ownership industry with its acquisition of American Resorts, a small vacation ownership company. Marriott International leveraged its well-known “Marriott” brand to sell vacation ownership intervals, which were frequently located at resorts developed adjacent to Marriott International hotels. Over time, the company differentiated its offerings through its high-quality resorts that were purpose-built for vacation ownership, exchange opportunities available under its Marriott Rewards customer loyalty program that increased the flexibility of use of ownership, its dedication to excellent customer service and its commitment to ethical business practices. These qualities encouraged repeat business and word-of-mouth customer referrals.

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

On November 21, 2011, the Spin-Off of our company from Marriott International was completed. In the Spin-Off, Marriott International’s vacation ownership operations and related residential business were separated from Marriott International through a special tax-free dividend to Marriott International’s shareholders of all of the issued and outstanding common stock of our company. As a result of the Spin-Off, we became an independent company, and our common stock is listed on the New York Stock Exchange under the symbol “VAC.” Marriott Vacations Worldwide Corporation was incorporated in Delaware in June 2011. Our corporate headquarters is located in Orlando, Florida.

In order to provide for an orderly transition to our status as an independent, publicly owned company and to govern the ongoing relationship between us and Marriott International, we and Marriott International entered into material agreements pertaining to the provision by each company to the other of certain services, and the rights and obligations of each company, following the Spin-Off. These agreements also provide for each company to indemnify the other against certain liabilities arising from our respective businesses. Following the Spin-Off, we and Marriott International have operated independently, and neither company has any ownership interest in the other.

The Separation and Distribution Agreement among our company, certain of our subsidiaries and Marriott International (the “Separation and Distribution Agreement”) governs the principal actions taken in connection with the Spin-Off and sets forth other agreements that govern certain aspects of our continued relationship with Marriott International following the Spin-Off.

We entered into a License, Services, and Development Agreement with Marriott International and its subsidiary Marriott Worldwide Corporation (the “Marriott License Agreement”) and a License, Services, and Development Agreement with The Ritz-Carlton Hotel Company, L.L.C. (the “Ritz-Carlton License Agreement” and, together with the Marriott License Agreement, the “License Agreements”). Under the License Agreements, we are granted the exclusive right, for the terms of the License Agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business. We also entered into a Non-Competition Agreement with Marriott International (the “Non-Competition Agreement”), which generally prohibits Marriott International and its subsidiaries from engaging in the vacation ownership business and prohibits us and our subsidiaries from engaging in the hotel business until the earlier of November 21, 2021 or the termination of the Marriott License Agreement.

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

We entered into a Tax Sharing and Indemnification Agreement with Marriott International (the “Tax Sharing and Indemnification Agreement”). This agreement describes the methodology for allocating between Marriott International and ourselves responsibility for federal, state, local and foreign income and other taxes relating to taxable periods before and after the Spin-Off. It also provides that if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service in connection with the Spin-Off, taxes imposed on Marriott International or that it incurs as a result of such failure will be allocated between Marriott International and us, and describes the conditions under which each company will indemnify and hold harmless the other from and against the taxes so allocated.

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

We also entered into a number of transition services agreements with Marriott International. Under these agreements, Marriott International or certain of its subsidiaries provide us with certain services for a limited time following the Spin-Off. These agreements generally have terms of up to 24 months. We may terminate any transition service upon prior notice to Marriott International, generally 120 days in advance of the service termination date. The amounts charged to us for transition services are intended to allow Marriott International to recover its direct and indirect costs incurred in providing those services. In connection with our ongoing organizational and separation related efforts, we have ceased using certain services previously provided to us under the transition services agreements as we have developed the capability to provide such services in-house or arranged for third-parties to provide such services.

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

Grand Residences by Marriott is an upscale tier vacation ownership and whole ownership residence brand. The accommodations for this brand are similar to those we offer under the Marriott Vacation Club brand. The time period for each Grand Residences by Marriott vacation ownership interest ranges between three and thirteen weeks. We also offer whole ownership residential products under this brand.

The Ritz-Carlton Destination Club is a luxury tier vacation ownership brand. The Ritz-Carlton Destination Club provides luxurious vacation experiences commensurate with the legacy of the Ritz-Carlton brand. Ritz-Carlton Destination Club resorts typically feature two, three and four bedroom units that generally include marble foyers, walk-in closets and custom kitchen cabinetry, and luxury resort amenities such as large feature pools and access to full service restaurants and bars. The on-site services, which usually include daily maid service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, are delivered by Ritz-Carlton.

The Ritz-Carlton Residences is a luxury tier whole ownership residence brand. The Ritz-Carlton Residences include whole ownership luxury residential condominiums and home sites for luxury home construction co-located with Ritz-Carlton Destination Club resorts. Owners can typically purchase condominiums that vary in size from one-bedroom apartments to spacious penthouses. Ritz-Carlton Residences owners can avail themselves of the services and facilities that are associated with the co-located Ritz-Carlton Destination Club resort on an a la carte basis. On-site services are delivered by Ritz-Carlton.

Our Products

Our Points-Based Vacation Ownership Products

We offer the majority of our products through two points-based ownership programs: Marriott Vacation Club DestinationsTM (“MVCD”) and Marriott Vacation Club, Asia Pacific. While the individual characteristics of each of our points-based programs differ slightly, in each program, owners receive an annual allotment of points representing the owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexible check-in days. The MVCD and the Marriott Vacation Club, Asia Pacific programs allow owners to bank and borrow their annual point allotments, as well as access other Marriott Vacation Club locations through internal exchange programs that we and Interval International operate, access Interval International’s approximately 2,700 affiliated resorts, or trade their vacation ownership usage rights for Marriott Rewards Points. Owners can use Marriott Rewards Points to access the vast majority of Marriott International’s system of over 3,600 participating hotels or redeem their Marriott Rewards Points for airline miles or other merchandise offered through the Marriott Rewards customer loyalty program. Members of our points-based programs pay annual fees in exchange for the ability to participate in the program. MVCD owners hold an interest in real estate, owned in perpetuity. Our Marriott Vacation Club, Asia Pacific program offers usage for a term of approximately 50 years from the program’s 2006 date of launch.

In 2012, we ceased offering a Ritz-Carlton Destination Club points-based vacation ownership product. Inventory from one of the Ritz-Carlton Destination Club branded resorts has been added to the MVCD program, and we intend to place most of our remaining luxury branded inventory into the MVCD program.

Our Weeks-Based Vacation Ownership Products

We continue to sell Marriott Vacation Club branded weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in the MVCD trust. We have historically offered multi-week vacation ownership interests in specific Ritz-Carlton Destination Club and Grand Residences by Marriott resorts to address demand from some owners for site specific ownership, but expect future demand for these products to be minimal. Our Marriott Vacation Club, Grand Residences by Marriott and Ritz-Carlton Destination Club weeks-based vacation ownership products in the United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell vacation ownership interests as a right-to-use product subject to a finite term under the Marriott Vacation Club brand in Europe and Asia Pacific and under the Grand Residences by Marriott brand in Europe.

As part of the launch of the MVCD program in mid-2010, we offered our existing Marriott Vacation Club owners who held weeks-based products in the United States and Caribbean the opportunity to participate in the MVCD program on a voluntary basis. In mid-2012, we began offering owners who held weeks-based products in Europe the opportunity to participate in the MVCD program. All existing owners, whether or not they elected to participate in the MVCD program, retained their existing rights and privileges of vacation ownership. Owners who elected to participate in the program received the ability to trade their weeks-based intervals usage for vacation club points usage each year, subject to payment of an initial enrollment fee and annual fees. As of the end of 2012, almost 125,000 weeks-based owners have enrolled over 214,000 weeks in the MVCD program since its launch and, of these owners who have enrolled weeks with one of our sales executives, approximately 45 percent have also purchased MVCD points.

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

Rental Revenue

We generate rental revenue from transient rentals of inventory we hold for sale as interests in our vacation ownership programs or as residences, or inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs.

Marketing and Sales Activities

We sell our upscale tier vacation ownership products under the Marriott Vacation Club brand primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. The Marriott Vacation Club products are currently marketed for sale throughout the United States and in over 30 countries around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2012, approximately 84 percent of our sales originated at one of our sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando, our network of third-party brokers in Latin America and our city-based sales centers, such as our sales centers in Dubai and Singapore. We have over 50 global sales locations focused on the sale of Marriott Vacation Club products. We utilize a number of marketing channels to attract qualified customers to our sales locations for our Marriott Vacation Club vacation ownership products. Historically, approximately one-third of our annual sales revenues were from purchases by existing owners. Since 2008, in response to decreased consumer demand, we curtailed some of our higher cost marketing channels and, more recently, beginning in the middle of 2010, we focused our initial MVCD sales activities on existing Marriott Vacation Club owners due to the conversion to a points-based product. In 2012, the percentage of sales of vacation ownership products to our owners increased to approximately 63 percent. We solicit our owners to add to their ownership primarily while they are staying in our resorts. We also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service center located in Salt Lake City, Utah. We offer customers who are referred to us by our owners discounted stays at our resorts and conduct scheduled sales tours while they are on-site. Where allowed by regulation, we offer Marriott Rewards Points to our owners when their referral candidates tour with us or buy vacation ownership interests from us.

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

We believe consumers place a great deal of trust in the Marriott and Ritz-Carlton brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a prominent presence on the www.marriott.com and www.ritzcarlton.com websites. Our proprietary sites, which include www.marriottvacationsworldwide.com, www.marriottvacationclub.com and www.ritzcarltonclub.com, had over 6,000,000 visits in 2012.

Inventory and Development Activities

We secure inventory by building multiple phases at our existing resorts, repurchasing inventory in the secondary market, developing resorts in strategic markets, acquiring built inventory at new locations, and establishing fee-based marketing and management agreements with real estate developers.

After selecting a site we believe is suitable for development and attractive to customers, we typically complete the development of a new resort’s design and entitlement process within one year from the acquisition of the land. We typically complete the basic infrastructure of the resort within the following year, and generally deliver units and core amenities, such as pools and food and beverage facilities, during the initial phase of the development six to nine months after the infrastructure is completed. We pace our construction to align with demand trends.

We intend to place most of our remaining Ritz-Carlton branded inventory into the MVCD program. We believe this strategy will allow us to sell the inventory faster, thereby reducing our near term inventory spending. Further, we recently expanded our existing vacation ownership interest repurchase program. We are proactively buying back previously sold vacation ownership interests under this repurchase program at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations we expect to be able to stabilize the future cost of vacation ownership products for the next several years.

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

Under our points-based business model, we are able to supply many sales offices with new inventory from a small number of resort locations, which provides us with greater efficiency in the use of our capital. As a result, our risk associated with construction delays is concentrated in fewer locations than it has been in the past. Additionally, selling vacation ownership interests in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. We sell vacation ownership interests denominated in points from a single trust entity in each of our North America and Asia Pacific business segments. Thus, the primary source of inventory for each segment is concentrated in its corresponding trust. To avoid the risk of temporary inventory depletion, we employ a strategy of seeking to maintain a six- to nine-month surplus supply of completed inventory. Even in the unlikely event that this surplus is not sufficient, we believe that the actual risk of temporary inventory depletion is relatively minor, as there are other mitigation strategies that could be employed to prevent such an occurrence, such as accelerating completion of resorts under construction, acquiring vacation ownership interests on the secondary market, or reducing sales pace by adjusting prices or sales incentives.

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

As discussed in more detail in Footnote No. 16, “Impairment Charges,” of the Notes to our Financial Statements, in preparation for the Spin-Off, management assessed the intended use of excess undeveloped land and built inventory and the current market conditions for those assets. In 2011, management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped land in the United States, Mexico, and the Bahamas and to accelerate sales of excess built Luxury fractional and residential inventory. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built Luxury inventory were less than their respective carrying values, in 2011 we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in our Statement of Operations under the “Impairment” caption. No impairment charges were recorded in 2012.

Property Management Activities

We enter into a management agreement with the property owners’ association at each of our resorts or, in the case of resorts held by a trust, with the associated trust. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of total cost to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally related to payroll costs, at the locations where we employ the associates providing on-site services.

The terms of our management agreements generally range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term. In our 28-year history, our management agreements for most of our resorts have been regularly renewed. When our management agreement for a Marriott Vacation Club branded resort expires or is terminated, the resort loses the ability to use the Marriott name and trademarks. The owners at such resorts also lose their ability to trade their vacation ownership usage rights for Marriott Rewards Points and to access other Marriott Vacation Club resorts through our internal exchange system.

Ritz-Carlton manages the on-site operations for substantially all Ritz-Carlton Destination Club and Ritz-Carlton Residences properties under separate management agreements with us or the relevant property owners’ association or trust for each property. We provide property owners’ association governance and vacation ownership program management services for the Ritz-Carlton Destination Club properties, including preparing association budgets, facilitating association meetings, billing and collecting maintenance fees, and supporting reservations, vacation experience planning and other off-site member services. We and Ritz-Carlton split the management fees equally for these resorts. If a management agreement for a resort expires or is terminated, the resort loses the ability to use the Ritz-Carlton name and trademarks. The owners at such resorts also lose their ability to access other Ritz-Carlton Destination Club usage benefits, such as access to accommodations at the other Ritz-Carlton Destination Club resorts, preferential access to Ritz-Carlton hotels worldwide and access to our internal exchange and vacation travel options.

Each management agreement requires the property owners’ association or trust to provide sufficient funds to pay for the vacation ownership program and resort operating costs. To satisfy this requirement, owners of vacation ownership interests pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs of operating and maintaining the vacation ownership resorts, including management fees and expenses, taxes (in some locations), insurance, and other related costs, and the costs of providing program services (such as reservation services). This fee includes a management fee payable to us for providing management services as well as an assessment for funds to be deposited into a capital asset reserve fund and used to renovate, refurbish and replace furnishings, common areas and other assets (such as parking lots or roofs) as needed over time. As the owner of completed but unsold vacation ownership inventory, we also pay maintenance fees in accordance with the legal requirements of the jurisdictions applicable to such resorts and programs. In addition, in early phases of development at a resort, we sometimes enter into subsidy agreements with the property owners’ associations under which we agree to pay costs that otherwise would be covered by annual maintenance fees associated with vacation ownership interests or units that have not yet been built. These subsidy arrangements help keep maintenance fees at a customary level for owners who purchase in the early stages of development.

In the event of a default by an owner in payment of maintenance fees or other assessments, the property owners’ association typically has the right to foreclose on or revoke the defaulting owner’s vacation ownership interest. We have entered into arrangements with several property owners’ associations to assist in reselling foreclosed or revoked vacation ownership interests in exchange for a fee or to reacquire such foreclosed or revoked vacation ownership interests from the property owners’ associations.

Consumer Financing

We offer purchase money financing for qualified purchasers of our vacation ownership products. By offering or eliminating financing incentives and modifying underwriting standards, we have been able to increase or decrease our financing activities depending on market conditions.

In our North America segment in 2012, approximately 42 percent of Marriott Vacation Club customers financed their purchase with us. The average loan for our Marriott Vacation Club products totaled approximately $22,000, which represented 89 percent of the average purchase price. Our policy is to require a minimum down payment of 10 percent of the purchase price for qualified applicants, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for loans for our Marriott Vacation Club products made in 2012 was 11.98 percent and the average term was 9.7 years. Interest rates are fixed, and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for a Marriott Vacation Club owner who received a loan in 2012 was $420. Historically, approximately 17 percent of borrowers prepay their loan within the first six months.

Generally, loans for our Ritz-Carlton Destination Club products have a significantly higher balance, a longer term and a lower interest rate than loans for our Marriott Vacation Club products. In 2012, approximately 21 percent of Ritz-Carlton Destination Club owners financed their purchase with us. We generally do not provide financing to residential buyers.

In 2012, approximately 82 percent of our loans were used to finance U.S.-based products. In our North American business, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before extending a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2012, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 729; 67 percent had a credit score of over 700, 87 percent had a credit score of over 650 and over 97 percent had a credit score of over 600.

In the event of a default, we generally have the right to foreclose on or revoke the defaulting owner’s vacation ownership interest. We typically resell interests that we reacquire through foreclosure.

We securitize the majority of the consumer loans we originate in support of our North American business. Historically, we have sold these loans to institutional investors in the asset-backed securities (“ABS”) market on a non-recourse basis, completing transactions once or twice each year. In 2012, we completed a transaction securitizing $250 million of vacation ownership notes receivable at a weighted average interest rate of 2.625 percent and an advance rate of 95 percent. This transaction generated approximately $238 million of gross cash proceeds. Net cash proceeds after transaction costs, cash reserves and repayment of amounts outstanding under our non-recourse warehouse credit facility (the “Warehouse Credit Facility”) were $132 million. On an ongoing basis, we have the ability to use the Warehouse Credit Facility to securitize eligible consumer loans. Those loans may later be transferred to term securitizations transactions in the ABS market, which we intend to complete at least once a year. Excluding amounts securitized through the Warehouse Credit Facility, since the early 1990s, we have securitized over $4.8 billion of loans. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.

Our Competitive Advantages

We believe that competition in the vacation ownership industry is based primarily on the quality, number and location of vacation ownership resorts, trust in the brand, pricing of product offerings and the availability of program benefits, such as exchange programs and access to affiliated hotel networks. Vacation ownership is a vacation option that is positioned and sold as an attractive alternative to vacation rentals (such as hotels, resorts and condominium rentals) and second home ownership. The various segments within the vacation ownership industry are differentiated by the quality level of the accommodations, range of services and ancillary offerings, and price. We believe that we have significant competitive advantages that support our leadership position in the vacation ownership industry.

A leading global “pure-play” vacation ownership company

We are one of the world’s largest “pure-play” vacation ownership companies (that is, a company whose business is focused almost entirely on vacation ownership), based on number of owners, number of resorts and revenues. As a “pure-play” vacation ownership company, we are able to enhance our focus on the vacation ownership industry and tailor our business strategy to address our company’s industry-specific goals and needs.

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

The breadth and depth of our operations enables us to offer a variety of products. We cater to a diverse range of customers through our upscale tier Marriott-branded resorts and our luxury tier Ritz-Carlton branded resorts.

Premier global brands

We believe that our exclusive licenses of the Marriott and Ritz-Carlton brands for use in the vacation ownership business provide us with a meaningful competitive advantage. Marriott International is a leading lodging company with more than 3,700 properties in 74 countries and territories, including Marriott and Ritz-Carlton branded properties. Consumer confidence in these renowned brands helps us attract and retain guests and owners. In addition, we provide our customers with access to the award-winning Marriott Rewards customer loyalty program. We also utilize the Marriott and Ritz-Carlton websites, www.marriott.com and www.ritzcarlton.com, as relatively low-cost marketing tools to introduce Marriott and Ritz-Carlton guests to our products and rent available inventory.

Loyal, highly satisfied customers

We have a large, highly satisfied customer base. In 2012, based on nearly 229,000 survey responses, 89 percent of respondents indicated that they were highly satisfied with our products, sales, owner services and their on-site experiences (by selecting 8, 9 or 10 on a 10-point scale). Owner satisfaction is also demonstrated by the fact that our average resort occupancy was 89 percent in 2012, significantly higher than the overall vacation ownership industry average of nearly 80 percent in 2011, the most recent year for which data has been reported by ARDA. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn generates higher revenues.

Long-standing track record, experienced management and engaged associates

We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. Our seasoned management team is led by Stephen P. Weisz, our President and Chief Executive Officer. Mr. Weisz has served as President of our company since 1996 and has over 40 years of combined experience at Marriott International and Marriott Vacations Worldwide. William J. Shaw, the Chairman of our Board, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and had nearly 37 years of experience at Marriott International. Our nine executive officers have an average of nearly 21 years of total combined experience at Marriott International and Marriott Vacations Worldwide, with approximately half of those years spent leading our business. We believe our management team’s extensive public company and vacation ownership industry experience will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Management’s experience in the highly regulated vacation ownership industry should also provide us with a competitive advantage in expanding product forms and developing new ones.

We believe that our associates provide superior customer service, which enhances our competitive position. We leverage outstanding associate engagement and strong corporate culture to deliver positive customer experiences in sales, marketing and resort operations. We survey our associates regularly through an external survey provider to understand their satisfaction and engagement, defined as how passionate employees are about the company’s mission and their willingness to “go the extra mile” to see it succeed. We routinely rank highly compared to other companies participating in such surveys. In 2012, 82 percent of our associates indicated that they were “engaged,” which is two points above Aon Hewitt’s “Global Best Employer” benchmark of 80 percent. This external benchmark is based on research conducted by Aon Hewitt of more than 500 organizations that are considered to be “Best Employers.”

Our Business Strategy

Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. To achieve this goal, we are pursuing the following initiatives:

Drive profitable sales growth

We intend to continue to generate growth in vacation ownership sales by leveraging our globally recognized brand names and focusing on our approximately 421,000 owners around the world. After we launched the MVCD program in 2010, we focused on educating our existing owners about, and enrolling them in, the MVCD program during 2010 and 2011. We have returned our focus to generating a greater number of new owners and realigned our sales strategy to generate sales from a mix of new and existing owners similar to our historical sales prior to 2010. We have also expanded marketing activities intended to generate cost effective tours from new customer sources. We continue to focus on improving development margin through more efficient marketing and sales spending and managing inventory costs and development activities.

We are well-positioned to grow our stable and recurring revenue streams by capitalizing on the growth of vacation ownership sales to generate associated management and other fees and financing revenues. We expect to continue to offer our customers attractive financing alternatives, and we believe that by opportunistically securitizing vacation ownership notes receivable, we can enhance our profitability and liquidity. As we expand our points-based system, we also expect to generate additional fee revenues because our owners pay us annual fees to participate our internal exchange program.

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

We expect our modest level of debt and limited near-term capital needs will enable us to maintain a level of liquidity that ensures financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns and optimize our cost of capital. We intend to meet our liquidity needs through operating cash flow, the disposition of excess undeveloped land and excess built luxury inventory, our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”), our Warehouse Credit Facility and continued access to the ABS term financing market.

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

Opportunistically dispose of excess assets and selectively pursue “asset light” deal structures

We intend to dispose of certain excess assets over the next few years and deploy the capital from these sales more effectively. The majority of these dispositions consist of undeveloped land holdings. We expect these assets will be marketed and sold as the real estate markets in the respective locations of these assets improve.

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

Selectively pursue compelling new business opportunities

As an independent company, we are positioned to explore new business opportunities, such as development of our exchange activities, new management affiliations and select on-site ancillary businesses, which we may not have previously pursued as part of Marriott International. We intend to selectively pursue these types of opportunities with a focus on driving recurring streams of revenue and profit. Prior to entering into any new business, we will evaluate its strategic fit and assess whether it is complementary to our current business, has strong expected financial returns and leverages our existing competencies.

Segments

Our operations are grouped into four business segments: North America, Luxury, Europe and Asia Pacific. The “Corporate and Other” information described below includes activities that do not collectively comprise a separate reportable segment.

The table below shows our revenue for 2012 for each of our segments and each of our revenue sources (dollars in millions).

Revenue Source	North America	Luxury	Europe	Asia Pacific	Total
Vacation ownership sales	$529	$3	$41	$54	$627
Resort management and other services	197	23	29	4	253
Financing	138	5	4	4	151
Rental	195	3	20	7	225
Other	28	1	1	—	30
Cost reimbursements	276	46	26	14	362

	$1,363	$81	$121	$83	$1,648

Financial information by segment and geographic area for 2012, 2011 and 2010 appears in Footnote No. 19, “Business Segments,” of the Notes to our Financial Statements.

We generally own the unsold vacation ownership inventory at our properties as either a deeded beneficial interest in a real estate land trust, a deeded interest at a specific resort, or a right to use interest in real estate owned or leased by a trust or other property owning or leasing vehicle (these forms of ownership are described in more detail in “Business—Our Products”), except as otherwise indicated in the table that follows. With respect to inventory that has not yet been converted into one of these forms of vacation ownership, we generally hold a fee interest in the underlying real estate rights to the land parcel, building or units corresponding to such inventory. Further, we also own or lease other property at these resorts, including golf courses, fitness, spa and sports facilities, food and beverage outlets, resort lobbies and other common area assets. See Footnote No. 9, “Contingencies and Commitments,” of the Notes to our Financial Statements for more information on our golf course land leases and other operating leases. As discussed in “Our Credit Facilities and Our Future Cash Flows,” substantially all of our ownership and leasehold interests in these properties, subject to certain exceptions, are pledged as collateral for our Revolving Corporate Credit Facility.

Our Properties

As of December 28, 2012, we had 64 properties (operating under 86 management contracts) with 13,029 vacation ownership villas (“units”) and approximately 421,000 owners. The following table shows our vacation ownership and residential properties as of December 28, 2012, and indicates the segment that operates such property:

Property(1)	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(2)	Additional Planned Units(3)
47 Park Street-Grand Residences by Marriott	Europe	Urban	London, UK	VO	49	—
Aruba Ocean Club	North America	Island/Beach	Aruba	VO	218	—
Aruba Surf Club	North America	Island/Beach	Aruba	VO	450	—
Barony Beach Club	North America	Beach	Hilton Head, SC	VO	255	—
BeachPlace Towers	North America	Beach	Fort Lauderdale, FL	VO	206	—
Canyon Villas at Desert Ridge	North America	Golf/Desert	Phoenix, AZ	VO	213	39

Property(1)	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(2)	Additional Planned Units(3)
Club Son Antem	Europe	Island/Golf	Mallorca, Spain	VO	224	—
Crystal Shores on Marco Island	North America	Island/Beach	Marco Island, FL	VO	67	—
Custom House	North America	Urban	Boston, MA	VO	84	—
Cypress Harbour	North America	Entertainment	Orlando, FL	VO	510	—
Desert Springs Villas	North America	Golf/Desert	Palm Desert, CA	VO	638	—
Fairway Villas	North America	Golf	Absecon, NJ	VO	180	90
Frenchman’s Cove	North America	Island/Beach	St. Thomas, USVI	VO	155	66
Grand Chateau	North America /Asia Pacific	Entertainment	Las Vegas, NV	VO	448	447
Grand Residences by Marriott at Bay Point	North America	Golf	Panama City, FL	Residential	65	—
Grande Ocean	North America	Beach	Hilton Head, SC	VO	290	—
Grande Vista	North America	Entertainment	Orlando, FL	VO	900	—
Harbour Club	North America	Beach	Hilton Head, SC	VO	40	—
Harbour Lake	North America	Entertainment	Orlando, FL	VO	312	588
Harbour Point/Sunset Pointe	North America	Beach	Hilton Head, SC	VO	111	—
Heritage Club	North America	Golf	Hilton Head, SC	VO	30	—
Imperial Palm Villas	North America	Entertainment	Orlando, FL	VO	46	—
Kauai Beach Club	North America	Island/Beach	Kauai, HI	VO	232	—
Kauai Lagoons:
Grand Residences by Marriott	North America	Island/Beach	Kauai, HI	Residential	3	—
Kalanipu’u	North America	Island/Beach	Kauai, HI	VO	72	—
The Ritz-Carlton Club, Kauai Lagoons	Luxury	Island/Beach	Kauai, HI	VO	3	—
Ko Olina Beach Club	North America /Asia Pacific	Island/Beach	Oahu, HI	VO	560	190
Lakeshore Reserve	North America	Entertainment	Orlando, FL	VO	95	245
Legends Edge at Bay Point	North America	Golf	Panama City, FL	VO	83	—
Mai Khao Beach Resort	Asia Pacific	Beach	Phuket, Thailand	VO	127	—
Manor Club at Ford’s Colony	North America	Entertainment	Williamsburg, VA	VO	200	—
Marbella Beach Resort	Europe	Beach	Marbella, Spain	VO	288	—
Marriott Grand Residence Club, Lake Tahoe	North America	Mountain/Ski	Lake Tahoe, CA	VO	199	—
Maui Ocean Club	North America	Island/Beach	Maui, HI	VO	459	—
Monarch at Sea Pines	North America	Beach	Hilton Head, SC	VO	122	—
Mountain Valley Lodge	North America	Mountain/Ski	Breckenridge, CO	VO	78	—
MountainSide	North America	Mountain/Ski	Park City, UT	VO	182	—
Newport Coast Villas	North America	Beach	Newport Beach, CA	VO	700	—
Ocean Pointe	North America	Beach	Palm Beach Shores, FL	VO	341	—
Ocean Watch Villas at Grand Dunes	North America	Beach	Myrtle Beach, SC	VO	374	—
Oceana Palms	North America	Beach	Singer Island, FL	VO	169	—
Phuket Beach Club	Asia Pacific	Beach	Phuket, Thailand	VO	144	—
Playa Andaluza	Europe	Beach	Estepona, Spain	VO	173	—
Royal Palms	North America	Entertainment	Orlando, FL	VO	123	—
Sabal Palms	North America	Entertainment	Orlando, FL	VO	80	—
Shadow Ridge	North America	Golf/Desert	Palm Desert, CA	VO	500	484
St. Kitts Beach Club	North America	Island/Beach	West Indies	VO	88	—
Streamside	North America	Mountain/Ski	Vail, CO	VO	96	—
Summit Watch	North America	Mountain/Ski	Park City, UT	VO	135	—
Surf Watch	North America	Beach	Hilton Head, SC	VO	195	—
The Abaco Club on Winding Bay(4)
Vacation Ownership	Luxury	Island/Beach	Bahamas	VO	12	—
Residential	Luxury	Island/Beach	Bahamas	Residential	32	—
The Buckingham(5)	Asia Pacific	Entertainment	Macau, China	VO	18	—
The Empire Place	Asia Pacific	Urban	Bangkok, Thailand	VO	55	—
The Ritz-Carlton Club and Residences, Jupiter
Vacation Ownership	Luxury	Golf	Jupiter, FL	VO	50	—
Residential	Luxury	Golf	Jupiter, FL	Residential	81	—
The Ritz-Carlton Club and Residences, Kapalua Bay(6)
Vacation Ownership	Luxury	Island/Beach	Maui, HI	VO	62	—
Residential	Luxury	Island/Beach	Maui, HI	Residential	84	—
The Ritz-Carlton Club and Residences, San Francisco
Vacation Ownership	Luxury	Urban	San Francisco, CA	VO	25	19

Property(1)	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(2)	Additional Planned Units(3)
Residential	Luxury	Urban	San Francisco, CA	Residential	57	—
The Ritz-Carlton Club, Aspen Highlands	Luxury	Mountain/Ski	Aspen, CO	VO	73	—
The Ritz-Carlton Club, Bachelor Gulch	Luxury	Mountain/Ski	Bachelor Gulch, CO	VO	54	—
The Ritz-Carlton Club, Lake Tahoe	Luxury	Mountain/Ski	Lake Tahoe, CA	VO	11	—
The Ritz-Carlton Club, St. Thomas	Luxury	Beach	St. Thomas, USVI	VO	105	—
The Ritz Carlton Club, Vail	Luxury/North America	Mountain/Ski	Vail, CO	VO	45	—
Timber Lodge	North America	Mountain/Ski	Lake Tahoe, CA	VO	264	—
Village d’Ile-de-France	Europe	Entertainment	Paris, France	VO	185	—
Villas at Doral	North America	Golf	Miami, FL	VO	141	—
Waiohai Beach Club	North America /Asia Pacific	Island/Beach	Kauai, HI	VO	231	—
Willow Ridge Lodge	North America	Entertainment	Branson, MO	VO	132	282

Total					13,029	2,450

Units Available for Sale(7)					971

(1)	A property is counted as a separate property to the extent it does not share common areas (such as check-in facilities, pools, etc.) with another property.
(2)	“Units Built” represents units with a certificate of occupancy.
(3)	“Additional Planned Units” represents the total additional units under construction or that we expect to build.
(4)	In 2012 we removed the Ritz-Carlton brand from this property after concluding that global economic conditions rendered the property unsustainable under the brand from a business perspective.
(5)	Subject to closing.
(6)	We do not directly own the vacation ownership and residential products at this joint venture project and will not receive proceeds directly from such sales; we have omitted these products from the total number of “Units Available for Sale.” Subsequent to December 28, 2012, our management contract related to this project was terminated and we no longer manage this property.
(7)	To be sold as vacation ownership interests; includes units that we reacquired through the foreclosure or active repurchase process.

North America Segment

In our North America segment, we develop, market, sell and manage vacation ownership products under the Marriott Vacation Club and Grand Residences by Marriott brands in the United States and the Caribbean, and on a limited basis, the Ritz-Carlton Destination Club brand. We also develop, market, sell and manage resort residential real estate located within our vacation ownership developments under the Grand Residences by Marriott brand. As of December 28, 2012, we had 46 properties, 11,072 units and approximately 372,000 owners in our North America business.

Luxury Segment

In our Luxury segment, we develop, market, sell and manage luxury vacation ownership products under the Ritz-Carlton Destination Club brand. We also sell whole ownership luxury residential real estate under the Ritz-Carlton Residences brand. As of December 28, 2012, we had 9 locations, 694 residence villas and homes and approximately 3,400 owners in our Luxury business.

We have significantly scaled back our development of Luxury segment vacation ownership products. We do not have any significant construction activity at any Luxury projects nor do we have any current plans for new development in this segment. While we will continue to sell existing Luxury segment vacation ownership products, we also expect to continue to evaluate opportunities for bulk sales of finished inventory and disposition of undeveloped land. During 2012 we placed inventory from one of our Luxury properties into the MVCD program, and we intend to place most of our remaining Luxury inventory into the MVCD program. We have repositioned our Luxury sales centers to sell the MVCD points product. We believe this strategy will allow us to sell the inventory faster, thereby reducing our near term real estate inventory spending needs and accelerating the reduction of maintenance fees on unsold inventory.

Europe Segment

In our Europe segment, we are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment. As of December 28, 2012, we had 919 villas and approximately 29,700 owners in our European business.

Asia Pacific Segment

In our Asia Pacific segment, we develop, market, sell and manage vacation ownership products through Marriott Vacation Club, Asia Pacific, a right-to-use points program we introduced in 2006 that we specifically designed to appeal to vacation preferences of the Asian market. The segment also includes a weeks-based right-to-use product originally introduced in 2001. As of December 28, 2012, we had 344 villas and approximately 15,800 owners in our Asia Pacific Club. We believe opportunity exists to expand our Asia Pacific segment and are seeking to add inventory to support the growth of this business.

Corporate and Other

Corporate and Other includes financial items not specifically identifiable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, the fixed royalty fee payable under the License Agreements and interest expense.

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

Competition

Competition in the vacation ownership industry is based primarily on the quality, number and location of vacation ownership resorts, the quality and capability of the related property management program, trust in the brand, pricing of product offerings and the availability of program benefits, such as exchange programs and access to affiliated hotel networks. We believe that our focus on offering distinctive vacation experiences, combined with our financial strength, well-established and diverse market presence, strong brands, expertise and well-managed and maintained properties, will enable us to remain competitive. Vacation ownership is a vacation option that is positioned and sold as an attractive alternative to vacation rentals (such as hotels, resorts and condominium rentals) and second home ownership. The various segments within the vacation ownership industry can be differentiated by the quality level of the accommodations, range of services and ancillary offerings, and price. Our brands operate in the upscale and luxury tiers of the vacation ownership segment of the industry and the upscale and luxury tiers of the whole ownership segment (also referred to as the residential segment) of the industry.

The vacation ownership industry is highly fragmented, with competitors ranging from small vacation ownership companies to large branded hotel companies that operate vacation ownership businesses. In North America and the Caribbean, we typically compete with companies that sell upscale tier vacation ownership products under a lodging or entertainment brand umbrella, such as Starwood Vacation Ownership, Hilton Grand Vacations Club, Hyatt Vacation Club, and Disney Vacation Club, as well as numerous regional vacation ownership operators. Our luxury vacation ownership products compete with vacation ownership products offered by Four Seasons, Exclusive Resorts and several other small independent companies. In addition, the vacation ownership industry competes generally with other vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry.

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

Lending Regulation

Our lending activities are subject to a number of laws and regulations. In the United States, these include the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Foreign Investment In Real Property Tax Act, the Fair Housing Act, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, the Unfair or Deceptive Acts or Practices regulations and Regulation AA, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (subject to certain exceptions applicable to the timeshare industry) and the Fair and Accurate Credit Transactions Act. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection practices, consumer collection practices, mortgage disclosure, lender licenses and money laundering.

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

Employees

As of December 28, 2012 we had approximately 9,500 associates with an average length of service of approximately 6 years. We believe our relations with our associates are very good.

Available Information

Our website address is www.marriottvacationsworldwide.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any and all amendments thereto are available free of charge through our website as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (“SEC”). These materials are also accessible on the SEC’s website at www.sec.gov.

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

General economic uncertainty and weak demand in the vacation ownership industry could impact our financial results and growth.

Weak economic conditions in the United States, Europe, Asia and much of the rest of the world and the uncertainty over the duration of such conditions could have a negative impact on the vacation ownership industry. Weak consumer confidence and limited availability of consumer credit can, as it has in the past, cause us to experience weakened demand for our vacation ownership products. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be harmed or constrained if the recovery stalls or conditions worsen.

Our business will be materially harmed if our License Agreements with Marriott International and Ritz-Carlton are terminated or if we are unable to maintain our ongoing relationship with Marriott International.

Our success will depend, in part, on the maintenance of ongoing relationships with Marriott International that are governed by a number of agreements that we entered into with Marriott International in connection with the Spin-Off. In particular, our License Agreements with Marriott International and Ritz-Carlton, among other things, provide us with the exclusive right to use the Marriott and Ritz-Carlton names, respectively, in our vacation ownership business. Each License Agreement has an initial term that expires in 2090; however, if we breach our obligations under either License Agreement, Marriott International and Ritz-Carlton may be entitled to terminate the License Agreements.

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

Under the terms of our License Agreements with Marriott International and Ritz-Carlton, we must obtain Marriott International’s or Ritz-Carlton’s consent, as applicable, to use the Marriott or Ritz-Carlton trademarks in connection with resorts, residences or other accommodations that we acquire or develop in the future. Marriott International or Ritz-Carlton may reject a proposed project if, among other things, the project does not meet Marriott International’s or Ritz-Carlton’s respective construction and design standards or Marriott International or Ritz-Carlton reasonably believes the project will breach contractual or legal restrictions applicable to them and their affiliates. In addition, Ritz-Carlton may reject a proposed project if Ritz-Carlton will not be able to provide services that comply with Ritz-Carlton brand standards at the proposed project. If Marriott International or Ritz-Carlton do not permit us to use their trademarks in connection with our development or acquisition plans, our ability to expand our Marriott and Ritz-Carlton businesses and remain competitive may be materially adversely affected. The requirement to obtain Marriott International’s or Ritz-Carlton’s consent to our expansion plans, or the need to identify and secure alternative expansion opportunities because Marriott International or Ritz-Carlton do not allow us to use their trademarks with proposed new projects, may delay implementation of our expansion plans and cause us to incur additional expense.

Our business depends on the quality and reputation of the Marriott and Ritz-Carlton brands, and any deterioration in the quality or reputation of these brands could have an adverse impact on our market share, reputation, business, financial condition or results of operations.

Currently, our products and services are predominantly offered under Marriott or Ritz-Carlton brand names, and we intend to continue to develop and offer products and services under these brands in the future. If the quality of these brands deteriorates, or the reputation of these brands declines, our market share, reputation, business, financial condition or results of operations could be materially adversely affected.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business model and competitive conditions in the vacation ownership industry demand the use of sophisticated technology and systems, including those used for our sales, reservation, inventory management and property management systems, and technologies we make available to our owners. We must refine, update and/or replace these technologies and systems with more advanced systems on a regular basis. If we cannot do so as quickly as our competitors or within budgeted costs and time frames, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could harm our operating results.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions or operational inefficiencies, damage our reputation and/or subject us to costs, fines or lawsuits.

We collect and retain large volumes of internal and customer data, including social security numbers, credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is critical to us. We could make faulty decisions if that data is inaccurate or incomplete. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment as well as the requirements imposed on us by the payment card industry surrounding information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which we operate. Our systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those we maintain with our service providers, may be subject to security breaches, cyber attacks, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

The sale of vacation ownership interests in the secondary market by existing owners could cause our sales revenues and profits to decline.

Existing owners have offered, and are expected to continue to offer, their vacation ownership interests for sale on the secondary market. The prices at which these interests are sold are typically less than the prices at which we would sell the interests. As a result, these sales create additional pricing pressure on our sale of vacation ownership products, which could cause our sales revenues and profits to decline.

We depend on capital to develop, acquire and repurchase vacation ownership inventory, and we may be unable to access capital when necessary.

The availability of funds for new investments, primarily developing, acquiring or repurchasing vacation ownership inventory, depends in part on liquidity factors and capital markets over which we can exert little, if any, control. Instability in the financial markets and any resulting contraction of available liquidity and leverage could constrain the capital markets for real estate investments. In addition, we have historically securitized the majority of the consumer loans we originate in support of our North America segment in the ABS market, completing transactions once or twice each year. Instability in the financial markets could also impact the timing and volume of any securitizations we undertake, as well as the financial terms of such securitizations. Any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations. Such deterioration could also impact our ability to renew the Warehouse Credit Facility, which we must do in order to access funds under that facility after September 2014, on terms favorable to us, or at all.

Further, the obligations of MVW US Holdings, our consolidated subsidiary, to its preferred shareholders and any indebtedness we incur, including indebtedness under our Revolving Corporate Credit Facility or our Warehouse Credit Facility, may adversely affect our ability to obtain any additional financing necessary to acquire additional vacation ownership inventory or make other investments in our business, or to repurchase vacation ownership interests that our owners propose to sell to third parties.

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

We can borrow up to $200 million under the Revolving Corporate Credit Facility. In addition, our consolidated subsidiary, MVW US Holdings, issued approximately $40 million in mandatorily redeemable preferred stock to Marriott International that Marriott International sold to third-party investors prior to completion of the Spin-Off.

Our ability to make dividend payments to preferred shareholders of our consolidated subsidiary and to make payments on and refinance our indebtedness, including any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing capital expenditures, (2) limiting financing offered to customers, which could result in reduced sales, and (3) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the vacation ownership industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of our other debt.

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

Purchaser defaults on the vacation ownership notes receivable our business generates could reduce our revenues, cash flows and profits.

We are subject to the risk that purchasers of our vacation ownership interests may default on the financing that we provide. Purchaser defaults could cause us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the vacation ownership notes receivable we have securitized whether through the ABS market or the Warehouse Credit Facility.

If we cannot resell foreclosed interests in a timely manner or at a price sufficient to repay the vacation ownership notes receivable and our costs we could incur a loss. In addition, vacation ownership notes receivable that we have securitized contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in disruption or loss of cash flow until portfolio performance sufficiently improves to satisfy the requirements.

We may incur greater costs as an independent company than we did when we were a part of Marriott International, which could decrease our profitability.

As a segment of Marriott International, we were able to take advantage of Marriott International’s size and purchasing power in procuring certain goods and services such as insurance and healthcare benefits, and technology such as computer software licenses. We also relied on Marriott International to provide various financial, administrative and other corporate services. While Marriott International has continued to provide certain of these services on a short-term transitional basis since the Spin-Off, we are required to establish the necessary infrastructure and systems to supply these services for ourselves. We may not be able to complete these efforts without incurring greater costs than we did when we received these services through Marriott International. Increases in the costs of goods and services previously obtained through, or functions previously performed by, Marriott International could cause our profitability to decrease.

If we are not able to favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is not able to provide an unqualified report on the effectiveness of our internal control over financial reporting, our business, financial condition or results of operations could be materially adversely affected.

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the obligation of our management to report on its assessment of the effectiveness of our internal control over financial reporting. We are in the process of establishing new infrastructure and systems, including infrastructure and systems to replace financial, administrative and other corporate services that are currently being provided by Marriott International, some of which may impact our ability to favorably assess the effectiveness of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

If we cannot dispose of excess land and Luxury segment real estate inventory at favorable prices or at all, our future cash flows and net income could be reduced.

We have excess land that was purchased for future development, as well as excess built Luxury segment real estate inventory at a few of our projects. Current economic conditions, as well as restrictions such as zoning, entitlement, contractual and similar restrictions related to the excess land and inventory could adversely affect our ability to dispose of properties at favorable prices or at all. We are responsible for maintenance fees and operating costs relating to this unsold excess land and inventory. If we are not able to sell this excess land and inventory we will continue to bear these costs, which may increase over time, and our net income will be reduced.

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

A number of highly competitive companies participate in the vacation ownership industry, including several branded hotel companies. Our brands compete with the vacation ownership brands of major hotel chains in national and international venues, as well as with the vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry. In addition, under our License Agreements with Marriott International and Ritz-Carlton, if other international hotel operators offer new products and services as part of their respective hotel businesses that may directly compete with our vacation ownership products and services in the future, then Marriott International and Ritz-Carlton may also offer such new products and services, and use their respective trademarks in connection with such offers. If Marriott International or Ritz-Carlton offer new vacation ownership products and services under their trademarks, our vacation ownership products and services may compete directly with those of Marriott International or Ritz-Carlton, and we may not be able to distinguish our vacation ownership products and services from those offered by Marriott International and Ritz-Carlton. Our ability to remain competitive and to attract and retain owners depends on our success in distinguishing the quality and value of our products and services from those offered by others. If we cannot compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.

Our points-based product form exposes us to an increased risk of temporary inventory depletion.

Selling vacation ownership interests in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. We sell vacation ownership interests denominated in points from a single trust entity in each of our North America and Asia Pacific business segments. Thus, the primary source of inventory for each of these segments is concentrated in its corresponding trust. In contrast, under our prior business model, we sold weeks-based vacation ownership interests tied to specific resorts; we thus had more sources of inventory (i.e., resorts), and the risk of inventory depletion was diffused among those sources of inventory.

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

In recent years, “do not call” legislation has significantly increased the costs associated with telemarketing. We have implemented procedures that we believe will help reduce the possibility that we contact individuals on regulatory “do not call” lists, but such procedures may not be effective in ensuring regulatory compliance. Additionally we are not considered an affiliate of Marriott International for purposes of “do not call” legislation in some jurisdictions, which may make it more difficult for us to utilize customer information we obtain from Marriott International.

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

We may not be successful in maintaining compliance with all laws, regulations and policies to which we are currently subject, and the cost of compliance with such laws, regulations and policies could be significant. Failure to comply with current or future applicable laws, regulations and policies could have a material adverse effect on our business. For example, if we do not comply with applicable laws, governmental authorities in the jurisdictions where the violations occurred may revoke or refuse to renew licenses or registrations we must have in order to operate our business. Failure to comply with applicable laws could also render sales contracts for our products void or voidable, subject us to fines or other sanctions and increase our exposure to litigation.

Changes in privacy law could adversely affect our ability to market our products effectively.

We rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings. Adoption of new state or federal laws regulating marketing and solicitation, or international data protection laws that govern these activities, or changes to existing laws, such as the Telemarketing Sales Rule and the CANSPAM Act, could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force us to make further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of vacation ownership interests and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have relationships and market to some individuals on these lists directly or by including our marketing message in the other companies’ marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce our products to them could be impaired.

Changes in tax regulations could reduce our profits or increase our costs.

Jurisdictions in which we do business may at any time review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way that we structure them. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, we could be placed at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

Our business may be adversely affected by factors that disrupt or deter travel.

The profitability of the vacation ownership resorts that we develop and manage may be adversely affected by a number of factors that can disrupt or deter travel. For example, fear of exposure to contagious diseases, such as H1N1 Flu, Avian Flu and Severe Acute Respiratory Syndrome, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, radiation releases and oil spills, may deter travelers from scheduling sales tours at our resorts or cause them to cancel travel plans. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for vacation options such as our vacation ownership products may decrease if the cost of travel, including the cost of transportation and fuel, increases or if general economic conditions decline. Changes in the desirability of the locations where we develop and manage resorts as vacation destinations and changes in vacation and travel patterns may adversely affect our cash flows, revenue and profits.

Disagreements with the owners of vacation ownership interests and property owners’ associations may result in litigation and the loss of management contracts.

The nature of our relationships with our owners and our responsibilities in managing our vacation ownership properties will from time to time give rise to disagreements with the owners of vacation ownership interests and property owners’ associations. Owners of our vacation ownership interests may also disagree with changes we make to our products or programs. We seek to expeditiously resolve any disagreements in order to develop and maintain positive relations with current and potential owners and property owners’ associations but cannot always do so. Failure to resolve such disagreements has resulted in litigation, and could do so again in the future. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained. Disagreements with property owners’ associations could also result in the loss of management contracts.

The maintenance and refurbishment of vacation ownership properties depends on maintenance fees paid by the owners of vacation ownership interests.

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

Both directly and through arrangements with third parties, we develop new vacation ownership properties and new phases of existing vacation ownership properties. Our ongoing involvement in the development of inventory presents a number of risks, including that: (1) weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects or for development of future properties; (2) to the extent construction costs escalate faster than the pace at which we can increase the price of vacation ownership interests, our profits may be adversely affected; (3) construction delays, zoning and other local approvals, cost overruns, lender financial defaults, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, radiation releases and oil spills, may increase overall project costs or result in project cancellations; and (4) any liability or alleged liability associated with latent defects in projects we have constructed or that we construct in the future may adversely affect our business, financial condition and reputation.

Our operations outside of the United States make us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We conduct business in over 30 countries and territories, and our operations outside the United States represented approximately 15 percent of our revenues in 2012. International properties and operations expose us to a number of additional challenges and risks, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax-effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

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

In addition, one of our Board members, Deborah Marriott Harrison, is employed by Marriott International and is also the daughter of the chairman of the board of directors of Marriott International. These facts may also create, or may create the appearance of, conflicts of interest.

Our stock price may fluctuate significantly.

Our common stock has a limited trading history. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant new business developments or significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to continue to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the vacation ownership industry;

•	overall market fluctuations;

•	initiation of or developments in legal proceedings;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 28, 2012, we managed 64 vacation ownership or residential properties in the United States and nine other countries and territories. These vacation ownership and residential properties are described in Part I, Item 1, “Business,” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own all unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.

We own or lease our regional offices and sales centers, both in the United States and internationally. Our corporate headquarters in Orlando, Florida consists of approximately 175,000 square feet of leased space in two buildings, under a lease expiring in August 2021. We also own an office facility in Lakeland, Florida consisting of approximately 125,000 square feet.

Item 3.	Legal Proceedings

Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed in Footnote No. 9, “Contingencies and Commitments,” to our Consolidated Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “VAC.” The following table sets forth the high and low sales prices for our common stock for the indicated periods. Prior to November 8, 2011, there was no public market for our common stock. A “when-issued” trading market for our common stock on the NYSE began on November 8, 2011, and “regular way” trading of our common stock began on November 22, 2011. We have not made any unregistered sales of our equity securities.

	High	Low
2012
Quarter ended March 23, 2012	$28.03	$17.35
Quarter ended June 15, 2012	$33.64	$26.02
Quarter ended September 7, 2012	$33.02	$27.77
Quarter ended December 28, 2012	$42.16	$32.60

2011
Quarter ended December 30, 2011 (November 8, 2011 through December 30, 2011)	$22.50	$15.75

Holders of Record

On February 15, 2013, there were 30,176 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these record holders; however, we believe that there were approximately 44,000 beneficial owners of our common stock as of February 15, 2013.

Dividends

We currently intend to retain any future earnings to finance our operations and growth, rather than to pay dividends. Any future determination to pay cash dividends will be based on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. Our Revolving Corporate Credit Facility contains restrictions on our ability to pay dividends. The terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. Accordingly, we cannot assure you that we will either pay dividends in the future or continue to pay any dividend that we may commence in the future.

Issuer Purchases of Equity Securities

During the quarter and year ended December 28, 2012, we did not purchase any of our equity securities that are registered under Section 12 of the Exchange Act.

Performance Graph

The above graph compares the relative performance of our common stock, the S&P SmallCap 600 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. The graph assumes that $100 was invested in our common stock and each index on November 8, 2011, the date a “when-issued” trading market for our common stock began. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

The following tables present a summary of selected historical consolidated financial data for the periods indicated below. The selected historical consolidated statements of operations data for fiscal years 2012, 2011 and 2010 and the selected consolidated balance sheet data for fiscal years 2012 and 2011 are derived from our consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated statement of operations data for fiscal year 2009 and 2008 and the selected consolidated balance sheet data for fiscal years 2010 and 2009 are derived from our audited consolidated financial statements not included in this Annual Report. The selected consolidated balance sheet data for fiscal year 2008 is derived from our unaudited consolidated financial statements that are not included in this Annual Report. We have prepared our unaudited financial statements on the same basis as our audited financial statements and have included all adjustments, consisting of normal and recurring adjustments, that we consider necessary for a fair presentation of our financial position for the unaudited period.

Prior to November 21, 2011, the effective date of the Spin-Off, our company was a subsidiary of Marriott International. For periods prior to the Spin-Off, our historical financial statements include allocations of certain expenses from Marriott International, including expenses for costs related to functions such as treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, real estate, shared information technology systems, corporate governance activities and centrally managed employee benefit arrangements. These costs may not be representative of the future costs we will incur as an independent, public company, and do not include certain additional costs we may incur as a public company that we did not incur as a wholly owned subsidiary of Marriott International.

The financial statements included in this Annual Report may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public company during periods presented prior to the Spin-Off. Accordingly, our historical results should not be relied upon as an indicator of our future performance. The following table includes EBITDA and Adjusted EBITDA, which are financial measures we use in our business that are not calculated or presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”), but we believe these measures are useful to help investors understand our results of operations. We explain these measures and reconcile them to their most directly comparable financial measures calculated and presented in accordance with GAAP in Footnote No. 3 to the following table.

The following selected historical financial and other data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Financial Statements and related notes included elsewhere in this Annual Report. All fiscal years included 52 weeks, except for 2008, which included 53 weeks.

($ in millions, except per share amounts)	Fiscal Years
	2012	2011	2010(1)	2009	2008
Statement of operations data:
Total revenues	$1,648	$1,613	$1,584	$1,596	$1,916
Total revenues net of total expenses	25	(220)	88	(615)	(2)
Net income (loss)	16	(178)	67	(521)	9
Basic earnings (loss) per common share	0.46	(5.29)	2.00	(15.48)	0.26
Shares used in computing basic earnings (loss) per share (in millions)(2)	34.4	33.7	33.7	33.7	33.7
Diluted earnings (loss) per common share	0.44	(5.29)	2.00	(15.48)	0.26
Shares used in computing diluted earnings (loss) per share (in millions)(2)	36.2	33.7	33.7	33.7	33.7
Balance sheet data (end of period):
Total assets	2,604	2,845	3,641	3,035	3,810
Total debt	678	850	1,022	59	85
Total mandatorily redeemable preferred stock of consolidated subsidiary	40	40	—	—	—
Total liabilities	1,453	1,711	1,737	812	964
Total equity	1,151	1,134	1,904	2,223	2,846
Other data:
EBITDA(3)	$125	$(134)	$207	$(720)	$55
Adjusted EBITDA(3)	$82	$139	$155	$85	$118
Contract sales(4):
Vacation ownership	687	661	692	736	1,133
Residential products	1	15	13	12	58

Total before cancellation reversal (allowance)	688	676	705	748	1,191
Cancellation reversal (allowance)	—	4	(20)	(83)	(115)

Total contract sales	$688	$680	$685	$665	$1,076

(1)	We adopted the new Consolidation Standard in our 2010 first quarter, which significantly increased our reported vacation ownership notes receivable and debt. See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements.
(2)	For periods prior to 2011, the same number of shares is being used for diluted income (loss) per common share as for basic income (loss) per common share as all 100 shares of our common stock outstanding were held by Marriott International prior to the Spin-Off and no dilutive securities were outstanding for any prior period. See Footnote No. 6, “Earnings per Share,” of the Notes to our Financial Statements for further information on this calculation.
(3)	EBITDA, a financial measure which is not prescribed or authorized by GAAP, reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance, and we use it to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of performance. Our Adjusted EBITDA excludes the impact of non-cash impairment charges or reversals and restructuring charges and includes the impact of interest expense associated with the debt from the Warehouse Credit Facility and from the securitization of our vacation ownership notes receivable in the term ABS market, which together we refer to as consumer financing interest expense. We deduct consumer financing interest expense in determining Adjusted EBITDA since the debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. We evaluate Adjusted EBITDA, which adjusts for these items, to allow for period-over-period comparisons of our ongoing core operations before material charges. Adjusted EBITDA is also useful in measuring our ability to service our non-securitized debt. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our ongoing operations with results from other vacation ownership companies.

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

The following is a reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA:

($ in millions, except per share amounts)	Fiscal Years
	2012	2011	2010(1)	2009	2008
Net income (loss)	$16	$(178)	$67	$(532)	$(16)
Interest expense	58	47	56	—	—
Tax provision (benefit), continuing operations	21	(36)	45	(231)	25
Depreciation and amortization	30	33	39	43	46

EBITDA	125	(134)	207	(720)	55

Restructuring expenses	—	—	—	44	19
Impairment charges:
Impairments	—	324	15	623	44
Impairment (reversals) charges on equity investment	(2)	(4)	(11)	138	—
Consumer financing interest expense	(41)	(47)	(56)	—	—

	(43)	273	(52)	805	63

Adjusted EBITDA	$82	$139	$155	$85	$118

(4)	Contract sales represent the total amount of vacation ownership product sales from purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Statements of Operations due to the requirements for revenue recognition described in Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business is grouped into four reportable segments: North America, Luxury, Europe and Asia Pacific. We operate 64 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory. See the section of this Annual Report entitled “Business—Segments” for further details regarding our individual properties by segment.

As described in Footnote No. 1, “Summary of Significant Accounting Policies,” in the Notes to our Financial Statements included in this Annual Report, through the date of the Spin-Off, the Financial Statements discussed below were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Marriott International. These Financial Statements have been prepared as if the Spin-Off had taken place as of the earliest period presented and include an allocation of certain Marriott International expenses as discussed in the section of this Annual Report entitled “Selected Financial Data.” The Financial Statements reflect our historical financial position, results of operations and cash flows as we have historically operated, in conformity with GAAP. All significant intracompany transactions and accounts within these Financial Statements have been eliminated. Beginning November 22, 2011, for periods following completion of the Spin-Off, our financial results also include the impact of the royalty fee payable under our License Agreements and the dividend payable on the mandatorily redeemable preferred stock of our consolidated subsidiary, MVW US Holdings (included in interest expense).

Conditions for our vacation ownership business were strong throughout 2012 compared to 2011. In 2012:

•	We generated $1.6 billion of total revenues, including $627 million from the sale of vacation ownership products, and $163 million of cash flows from operating activities.

•	North America contract sales increased 12 percent to $578 million; volume per guest (“VPG”) increased 18 percent year-over-year to $2,963.

Below is a summary of significant accounting policies used in our business that will be used in describing our results of operations.

Sale of Vacation Ownership Products

We recognize revenues from the sale of vacation ownership products when all of the following conditions exist:

•	A binding sales contract has been executed;

•	The statutory rescission period has expired;

•	The receivable is deemed collectible;

•	The criteria for percentage of completion accounting are met; and

•	The remainder of our obligations are substantially completed.

Sales of vacation ownership products may be made for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive a minimum down payment equal to ten percent of the purchase price plus the fair value of certain sales incentives provided to the purchaser. These sales incentives typically include Marriott Rewards Points or an alternative sales incentive that we refer to as “plus points”. These plus points are redeemable for stays at our resorts, generally within one to two years from the date of issuance. Sales incentives are only awarded if the sale is closed.

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

Total contract sales include sales from company-owned projects and, prior to 2012, also included sales generated under a marketing and sales arrangement with a joint venture. Prior to 2011, we established cancellation allowances for previously reported contract sales in anticipation that a portion of these contract sales would not be realized due to contract cancellations prior to closing. These cancellation allowances related mainly to our Luxury segment where we were selling vacation ownership products well in advance of completion of construction. Given the significant amount of time that often existed between the date of a purchase agreement and the closing of the related sale, as well as significant weakness in the overall economic environment and, in particular, the luxury real estate market at that time, many customers decided not to complete their purchases.

Revenue associated with the company-owned contract sales is reflected as sales of vacation ownership products while revenue associated with joint venture contract sales is reflected on the Equity in earnings (losses) line on the Statements of Operations, included herein.

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

Resort Management and Other Services

Our resort management and other services revenues includes revenues we earn for managing our resorts, for providing ancillary offerings including food and beverage, retail, and golf and spa offerings, from annual club dues and certain transaction-based fees charged to owners and other third parties for services, and for providing other services to our guests.

We provide day-to-day-management services, including housekeeping services, operation of reservation systems, maintenance, and certain accounting and administrative services for property owners’ associations. We receive compensation for such management services; this compensation is generally based on either a percentage of total costs to operate the resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy.

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

Financing

We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Fiscal Years
	2012	2011	2010
Average FICO score	729	736	732

The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the vacation ownership note receivable, which is generally ten years. The interest income earned from the financing arrangements is earned on an accrual basis on the principal balance outstanding over the life of the arrangement and is recorded as financing revenues on our Statements of Operations.

Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership note portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. Due to weakened economic conditions and our elimination of financing incentive programs, the number of customers choosing to finance their vacation ownership purchase with us (which we refer to as “financing propensity”) declined significantly through 2009 and has leveled out since then. As a result, we expect that interest income will continue to decline over the next few years until new originations outpace the decline in principal amount of the existing vacation ownership note portfolio.

In the event of a default, we generally have the right to foreclose on or revoke the mortgaged vacation ownership interest. We typically return vacation ownership interests that we reacquire through foreclosure or revocation back to real estate inventory. As discussed above, we record a vacation ownership notes receivable reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products in our Statements of Operations. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Fiscal Years
	2012	2011	2010
Historical default rates	4.5%	4.8%	5.3%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory.

We obtain rental inventory from:

•	Unsold inventory; and

•	Inventory we control because owners have elected alternative usage options.

Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points under the MVCD program when those points are redeemed for rental stays at one of our resorts or upon expiration of the points.

Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternative usage rights, including Marriott Rewards Points, for owners who elect to exchange their inventory;

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

Other

We also record other revenues and expenses which are primarily comprised of fees received from our external exchange company and settlement fees and expenses from the sale of vacation ownership products.

Cost Reimbursements

Cost reimbursements revenues includes direct and indirect costs that property owners’ associations and joint ventures in which we participate reimburse to us. In accordance with the accounting guidance for “gross versus net” presentation, we record these revenues on a gross basis. We recognize cost reimbursements revenue when we incur the related reimbursable costs. These costs primarily consist of payroll and payroll related expenses for management of the property owners’ associations and other services we provide where we are the employer, and for development and marketing and sales services that joint ventures contract with us to perform. Cost reimbursements are based upon actual expenses with no added margin.

Interest Expense

We refer to interest expense associated with the debt from our non-recourse Warehouse Credit Facility and from the securitization of our vacation ownership notes receivable in the ABS market as consumer financing interest expense. We distinguish consumer financing interest expense from all other interest expense (referred to as non-consumer financing interest expense) because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us.

Other Items

We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products;

•	Development margin percentage; and

•

VPG, which we calculate by dividing contract sales, excluding telesales and other sales that are not attributed to a tour at a sales location, by the number of sales tours in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.

Rounding

Percentage changes presented in our public filings are calculated using whole dollars.

Consolidated Results

The following discussion presents an analysis of results of our operations for 2012, 2011 and 2010.

($ in millions)	Fiscal Years
	2012	2011	2010
Revenues
Sale of vacation ownership products	$627	$634	$635
Resort management and other services	253	238	227
Financing	151	169	188
Rental	225	212	187
Other	30	29	29
Cost reimbursements	362	331	318

Total revenues	1,648	1,613	1,584

Expenses
Cost of vacation ownership products	205	242	245
Marketing and sales	330	342	344
Resort management and other services	199	198	196
Financing	26	28	26
Rental	225	220	194
Other	14	13	18
General and administrative	86	81	82
Litigation settlement	41	3	2
Organizational and separation related	16	—	—
Interest	58	47	56
Royalty fee	61	4	—
Impairment	—	324	15
Cost reimbursements	362	331	318

Total expenses	1,623	1,833	1,496

Gains and other income	9	2	21
Equity in earnings (losses)	1	—	(8)
Impairment reversals on equity investment	2	4	11

Income (loss) before income taxes	37	(214)	112
(Provision) benefit for income taxes	(21)	36	(45)

Net income (loss)	$16	$(178)	$67

Contract Sales

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Company-Owned
Vacation ownership	$687	$653	$34	5%
Residential products	1	5	(4)	(81%)

Subtotal	688	658	30	5%
Cancellation reversal	—	1	(1)	NM

Total company-owned contract sales	688	659	29	5%
Joint Venture
Vacation ownership	—	8	(8)
Residential products	—	10	(10)

Subtotal	—	18	(18)
Cancellation reversal	—	3	(3)

Total joint venture contract sales	—	21	(21)

Total contract sales	$688	$680	$8

NM = not meaningful

The $30 million increase in total company-owned gross contract sales (before cancellation reversals) was driven by $64 million (12 percent) of higher contract sales in our key North America segment, partially offset by an aggregate of $21 million of lower contract sales in our Europe and Luxury segments as we continued to sell through existing inventory, and $13 million of lower contract sales in our Asia Pacific segment. The lower sales in our Asia Pacific segment were driven mainly by the closure of off-site sales locations in Hong Kong and Japan late in 2012 in accordance with our strategy of using more efficient on-site sales locations rather than off-site sales locations.

The increase in contract sales in our North America segment reflected an 18 percent increase in VPG to $2,963 in 2012 from $2,504 in the prior year. This increase in VPG in 2012 was due to a 2 percentage point increase in closing efficiency, resulting from improved marketing and sales execution, and a 2 percent price increase.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Company-Owned
Vacation ownership	$653	$680	$(27)	(4%)
Residential products	5	9	(4)	(37%)

Subtotal	658	689	(31)	(4%)
Cancellation reversal (allowance)	1	(1)	2	NM

Total company-owned contract sales	659	688	(29)	(4%)
Joint Venture
Vacation ownership	8	12	(4)
Residential products	10	4	6

Subtotal	18	16	2
Cancellation reversal (allowance)	3	(19)	22

Total joint venture contract sales	21	(3)	24

Total contract sales	$680	$685	$(5)

The $31 million decrease in total company-owned gross contract sales (before cancellation reversals / (allowances)) was driven by $16 million (3 percent) of lower contract sales in our key North America segment, $11 million of lower contract sales in our Luxury segment due to the continued weakness in the luxury real estate market, and $6 million of lower contract sales in our Europe segment due to limited inventory available for sale at one project that was almost sold out, as well as from fewer tours. These declines were partially offset by $2 million of higher contract sales in our Asia Pacific segment.

The $16 million decline in contract sales in our North America segment, to $514 million in 2011 from $530 million in 2010, reflected a $19 million decline in the first half of 2011 compared to the first half of 2010 and a $3 million increase in the second half of 2011 compared to the second half of 2010.

The $19 million (7 percent) decline in contract sales in our North America segment in the first half of 2011 compared to the first half of 2010 corresponds with the launch of the MVCD program in June 2010 and our decision to focus on enrolling and selling our new product to existing owners at an average purchase price that was generally lower than the average purchase price for new owners. As a result, while the number of sales contracts executed in the first half of 2011 rose by 22 percent from the first half of 2010, the average price per contract for sales to existing owners in the first half of 2011 was approximately $7,000 (25 percent) lower than in the first half of 2010.

The $3 million (1 percent) increase in contract sales in our North America segment in the second half of 2011 compared to the second half of 2010 reflected a nearly 8 percent increase in volume per guest to $2,463 in the second half of 2011 from $2,285 in the second half of 2010. This increase was driven by an increase in the minimum purchase price requirements for existing owners who make additional purchases, as well as incentives to encourage larger purchases. Although sales contracts executed with new owners were up nearly 4 percent during the period, total sales contracts executed were down 18 percent, driven by a 25 percent decrease in existing owner purchases, reflecting our focus in the second half of 2010 on enrolling existing owners in the MVCD program.

Development Margin

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Sale of vacation ownership products	$627	$634	$(7)	(1%)
Cost of vacation ownership products	(205)	(242)	37	16%
Marketing and sales	(330)	(342)	12	3%

Development margin	$92	$50	$42	82%

Development margin percentage	14.8%	8.0%	6.8 pts

While company-owned contract sales (before cancellation reversals) increased $30 million in 2012, revenues from the sale of vacation ownership products decreased $7 million from the prior year as a result of $31 million of lower revenue reportability and $6 million of higher vacation ownership notes receivable reserve activity due mainly to a favorable true-up recorded in 2011 for lower than estimated default and delinquency activity in our Luxury segment. The $31 million of lower revenue reportability resulted from $6 million of lower revenue reportability in 2012 compared to $25 million of higher revenue reportability in the prior year. Revenue reportability was impacted unfavorably in 2012 mainly because certain financed sales did not meet the down payment requirement for revenue recognition purposes prior to the end of the period, while 2011 revenue reportability was favorably impacted because certain 2010 sales did not meet the requirements for revenue recognition purposes until 2011.

The increase in development margin reflects a $34 million increase from higher contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from more efficient marketing and sales spending and favorable mix of real estate inventory being sold, $28 million of favorable product cost true-ups ($30 million of favorable product cost true-ups in 2012 compared to $2 million in the prior year) and $9 million of charges in the prior year (including $6 million of severance costs and $3 million of costs related to Americans with Disabilities Act (“ADA”) compliance and Hurricane Irene damage at our resort in the Bahamas). These increases were partially offset by a $17 million decrease due to lower revenue reportability, $6 million of charges related mainly to the closure of our Asia Pacific off-site sales locations in late 2012, $3 million from higher vacation ownership notes receivable reserve activity, a $2 million charge related to higher than expected redemption costs associated with Marriott Rewards Points issued prior to the Spin-Off, and a $1 million charge related to the settlement of a construction related dispute at one of our Luxury segment properties.

The favorable product cost true-ups recorded in 2012 relate mainly to higher estimated sales revenues we expect to generate over the life of the projects ($24 million). The increase in estimated sales revenue is primarily due to adjustments to future volume and pricing assumptions based upon our sales experience to date and, to a lesser extent, lower overall development costs on specific projects that are substantially completed ($6 million).

The nearly 7 percentage point improvement in the development margin percentage reflects a nearly 6 percentage point increase from lower cost of vacation ownership products due to favorable product cost true-up activity (nearly 5 percentage points) and, to a lesser extent, a favorable mix of lower cost real estate inventory being sold, and a 5 percentage point increase from efficiencies in marketing and sales spending. These increases were partially offset by a 3 percentage point decline due to lower revenue reportability and a 1 percentage point decline related to higher vacation ownership notes receivable reserve activity in 2012.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Sale of vacation ownership products	$634	$635	$(1)	0%
Cost of vacation ownership products	(242)	(245)	3	1%
Marketing and sales	(342)	(344)	2	1%

Development margin	$50	$46	$4	10%

Development margin percentage	8.0%	7.3%	0.7 pts

Revenues from the sale of vacation ownership products decreased $1 million from the prior year, driven by $31 million of lower company-owned gross contract sales (before cancellation allowances), partially offset by $16 million of higher revenue reportability, and approximately $14 million of lower vacation ownership notes receivable reserve activity resulting from lower reserves recorded in 2011 due to lower vacation ownership notes receivable default and delinquency activity. The $16 million of higher revenue reportability resulted from $25 million of higher revenue reportability in 2011 and $9 million of higher revenue reportability in the prior year. Revenue reportability was impacted favorably in 2011 because certain 2010 sales did not meet the requirements for revenue recognition purposes until 2011.

The increase in development margin reflects $9 million from higher revenue reportability, $7 million from lower vacation ownership notes receivable reserve activity, $3 million of severance charges in the prior year and a $1 million increase from lower contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly due to the favorable mix of real estate inventory being sold. These increases were partially offset by $9 million of charges in 2011, including $3 million of legal related charges, $3 million of costs related to ADA compliance and Hurricane Irene damage at our resort in the Bahamas, and $3 million of severance costs, $4 million of unfavorable product cost true-ups ($2 million of favorable product cost true-ups in 2011 compared to $6 million of favorable product cost true-ups in 2010), and a $3 million favorable adjustment to the Marriott Rewards customer loyalty program in 2010.

Resort Management and Other Services Revenues, Expenses and Margin

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Management fee revenues	$67	$63	$4	7%
Other services revenues	186	175	11	6%

Resort management and other services revenues	253	238	15	6%
Resort management and other services expenses	(199)	(198)	(1)	0%

Resort management and other services margin	$54	$40	$14	33%

Resort management and other services margin percentage	21.4%	17.1%	4.3 pts

The increase in resort management and other services revenues reflects $7 million of additional annual club dues earned in connection with the MVCD program, $4 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $3 million of higher ancillary revenues from food and beverage and golf offerings, and nearly $1 million of higher resales revenues due to an increase in resales activity. These increases were partially offset by $1 million of lower customer service revenue due to lower Marriott Rewards Points exchange activity.

The improvement in the resort management and other services margin reflects $6 million of additional annual club dues earned in connection with the MVCD program net of expenses and lower variable enrollment costs due to fewer enrollments in 2012 than the prior year, a $5 million increase in management fees net of expenses, $3 million of higher ancillary revenues net of expenses and $1 million of higher resales revenues net of expenses. These increases were offset by $1 million of lower customer service revenues net of expenses.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Management fee revenues	$63	$60	$3	5%
Other services revenues	175	167	8	5%

Resort management and other services revenues	238	227	11	5%
Resort management and other services expenses	(198)	(196)	(2)	(1%)

Resort management and other services margin	$40	$31	$9	29%

Resort management and other services margin percentage	17.1%	13.9%	3.2 pts

The increase in resort management and other services revenues reflects $9 million of higher ancillary revenues from food and beverage and golf offerings, $8 million of additional annual club dues earned in connection with the MVCD program and $3 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system. These increases were partially offset by $8 million of lower resales revenues due to a decrease in resales activity and $1 million of lower fees earned on lower contract closings under a marketing and sales arrangement with a joint venture.

The improvement in the resort management and other services margin reflects $6 million of additional annual club dues earned in connection with the MVCD program net of expenses and a $3 million increase in management fees.

Financing Revenues, Expenses and Margin

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Interest income	$145	$162	$(17)	(11%)
Other financing revenues	6	7	(1)	(3%)

Financing revenues	$151	$169	$(18)	(10%)
Financing expenses	(26)	(28)	2	5%

Financing margin	$125	$141	$(16)	(11%)

Financing propensity	43%	43%

The decrease in financing revenues is due to a $138 million decline in the average gross vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $16 million decrease in financing margin from the prior year reflected the lower interest income, partially offset by nearly $2 million of lower expenses due to lower foreclosure costs as a result of lower foreclosure activity.

Financing margin net of consumer financing interest expense declined $10 million to $84 million in 2012 from $94 million in the prior year. See “Interest Expense” below for a discussion of consumer financing interest expense.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Interest income	$162	$181	$(19)	(10%)
Other financing revenues	7	7	—	(8%)

Financing revenues	$169	$188	$(19)	(10%)
Financing expenses	(28)	(26)	(2)	(7%)

Financing margin	$141	$162	$(21)	(13%)

Financing propensity	43%	40%

The decrease in financing revenues is due to a $164 million decline in the average gross vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $21 million decrease in financing margin from the prior year reflected the lower interest income and $2 million of higher expenses due to higher foreclosure costs as a result of higher foreclosure activity.

Financing margin net of consumer financing interest expense declined $12 million to $94 million in 2011 from $106 million in the prior year. See “Interest Expense” below for a discussion of consumer financing interest expense.

Rental Revenues, Expenses and Margin

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Rental revenues	$225	$212	$13	6%
Unsold maintenance fees	(60)	(65)	5	9%
Other expenses	(165)	(155)	(10)	(7%)

Rental margin	$—	$(8)	$8	104%

Rental margin percentage	0.1%	(4.0%)	4.1 pts

	Fiscal Years		Change	% Change
	2012	2011
Transient keys rented	962,946	883,471	79,475	9%
Average transient key rate	$189.30	$186.57	$2.73	1%
Resort occupancy	89.8%	89.8%	0.0 pts

The increase in rental revenues is due to $15 million from a company-wide 9 percent increase in transient keys rented, which were primarily sourced from a nearly 6 percent increase in available keys (95,000 additional available keys) due to more owners choosing to exchange their vacation ownership interests for alternative usage options, and more than $2 million from a company-wide 1 percent increase in average transient rate driven by stronger consumer demand and mix of available inventory. These increases were offset by $4 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The increase in rental margin reflects $12 million of higher rental revenues net of direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options due to stronger rental demand and more effective monetization of the increased available keys, $5 million of lower maintenance fees on unsold inventory, and $2 million of lower subsidy costs. These increases were partially offset by $7 million of higher than expected costs in 2012 associated with the redemption of Marriott Rewards Points issued prior to the Spin-Off and $4 million of lower plus points revenue.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Rental revenues	$212	$187	$25	13%
Unsold maintenance fees	(65)	(68)	3	4%
Other expenses	(155)	(126)	(29)	(23%)

Rental margin	$(8)	$(7)	$(1)	(25%)

Rental margin percentage	(4.0%)	(3.6%)	(0.4 pts )

	Fiscal Years		Change		% Change
	2011	2010
Transient keys rented	883,471	863,944	19,527		2%
Average transient key rate	$186.57	$182.16	$4.41		2%
Resort occupancy	89.8%	90.2%	(0.4 pts	)

The increase in rental revenues is due to the recognition of nearly $27 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points), nearly $4 million from a company-wide 2 percent increase in average transient rate driven by stronger consumer demand and mix of available inventory, and more than $3 million from a company-wide 2 percent increase in transient keys rented, which were primarily sourced from a 3 percent increase in available keys (53,000 additional available keys) due to more owners choosing to exchange their vacation ownership interests for alternative usage options (primarily usage for our Explorer program). These increases were partially offset by $9 million of lower revenues from the loss of rental units in our Asia Pacific segment due to the disposition in 2010 of an operating hotel that we originally acquired for conversion into vacation ownership products.

The decrease in rental margin reflects $22 million of lower rental revenues net of direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options, as well as a $12 million favorable adjustment in 2010 to the Marriott Rewards customer loyalty program liability resulting from lower than anticipated cost of redemptions of Marriott Rewards Points. Partially offsetting the decreases were the $27 million increase in plus points revenue, $3 million of lower maintenance fees on unsold inventory and $3 million of lower subsidy costs in our Luxury segment.

Other

2012 Compared to 2011

	Fiscal Years
($ in millions)	2012	2011
Other revenues	$30	$29
Other expenses	(14)	(13)

Other revenues, net of expenses	$16	$16

Other revenues net of expenses remained in line with 2011 due to $1 million of higher external exchange company and settlement revenues and $1 million of higher expenses. The increase in expenses resulted from a $2 million favorable true-up in the prior year related to the 2010 bonus accrual following final bonus payouts totaling less than the amount accrued, partially offset by $1 million of lower miscellaneous expenses in 2012 over the prior year.

2011 Compared to 2010

	Fiscal Years
($ in millions)	2011	2010
Other revenues	$29	$29
Other expenses	(13)	(18)

Other revenues, net of expenses	$16	$11

Other revenues net of expenses increased primarily due to $3 million of lower miscellaneous expenses in 2011 over the prior year and a $2 million favorable true-up in 2011 related to the 2010 bonus accrual following final bonus payouts totaling less than the amount accrued.

Cost Reimbursements

2012 Compared to 2011

Cost reimbursements increased $31 million (9 percent) over the prior year, reflecting higher costs and the impact of growth across the system in 2012.

2011 Compared to 2010

Cost reimbursements increased $13 million (4 percent) over the prior year, reflecting higher costs and the impact of growth across the system in 2011.

General and Administrative

2012 Compared to 2011

General and administrative expenses increased $5 million (from $81 million to $86 million) over the prior year due mainly to incremental stand-alone public company costs incurred in the current year and higher personnel related costs (higher bonus costs and merits), offset partially by cost savings.

2011 Compared to 2010

General and administrative expenses decreased $1 million to $81 million in 2011 from $82 million in 2010 due to lower technology-related depreciation expense and the full-year impact of cost savings initiatives that resulted in lower finance and accounting, human resources, information resources and other costs, partially offset by $1 million of higher severance expenses in 2011.

Litigation Settlement

2012

In the 2012 fourth quarter we agreed to settle two lawsuits in which certain of our subsidiaries were defendants. The plaintiffs in the lawsuits, residential unit owners at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), a project within our Luxury segment, questioned the adequacy of disclosures made prior to 2008, when our business was part of Marriott International, regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”) and their payment obligations with respect to such bonds. A third lawsuit is pending in which one owner at the RCC San Francisco has asserted similar claims. This lawsuit is distinct from the settled lawsuits, and we believe that we have defenses with respect to the claims asserted in such lawsuit and intend to vigorously defend against it.

As a result of the settlements and the pending lawsuit, we recorded a charge in connection with these matters of $41 million in the year ended December 28, 2012, of which $39 million was recorded in the 2012 fourth quarter. In addition, we repurchased units owned by certain of the plaintiffs in the settled lawsuits which were recorded in inventory at fair value less cost to sell of $13 million. We used Level 3 inputs in a discounted cash flow model to determine the fair value of these assets. While we believe that amounts accrued will be adequate, depending on the outcome of the pending lawsuit, we may be required to record additional charges in connection with the remaining matter.

Organizational and Separation Related Efforts

2012

Since the Spin-Off, Marriott International has continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements. In connection with our continued organizational and separation related activities, we incurred $18 million in 2012, of which $2 million was capitalized. We expect total future spending for these efforts to be approximately $22 million to $27 million, of which approximately $8 million to $10 million is expected to be capitalized and amortized over their useful lives. Both spending incurred to date and that to be incurred in the future will primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology, and related finance and accounting organizations to support our stand-alone public company needs. We expect these efforts to continue through 2014. Once completed, these efforts are expected to generate approximately $15 million to $20 million of annualized savings, of which approximately $5 million are reflected in our 2012 financial results.

Interest Expense

2012 Compared to 2011

	Fiscal Years
($ in millions)	2012	2011
Consumer financing interest expense	$(41)	$(47)
Non-consumer financing interest expense	(17)	—

Interest expense	$(58)	$(47)

The lower consumer financing interest expense reflects lower outstanding debt balances and associated interest costs related to the securitized vacation ownership notes receivable, partially offset by interest expense and amortized costs associated with the Warehouse Credit Facility. The higher non-consumer financing interest expense primarily includes $8 million of expense associated with the liability for the Marriott Rewards customer loyalty program under the Marriott Rewards Agreement, $4 million of higher dividends associated with the preferred stock issued in connection with the Spin-Off, $3 million of lower capitalized interest costs, and $2 million of amortized costs associated with the Revolving Corporate Credit Facility.

2011 Compared to 2010

	Fiscal Years
($ in millions)	2011	2010
Consumer financing interest expense	$(47)	$(56)
Non-consumer financing interest expense	—	—

Interest expense	$(47)	$(56)

The lower consumer financing interest expense reflects lower outstanding debt balances and associated interest costs related to the securitized vacation ownership notes receivable, partially offset by interest expense and amortized costs associated with the Warehouse Credit Facility.

Royalty Fee

2012 Compared to 2011 and 2011 Compared to 2010

Royalty fee expenses relate to amounts due under the License Agreements for periods subsequent to the Spin-Off.

Impairment

For additional information related to impairment charges, including how impairments were determined and the impairment charges grouped by product type and/or geographic location, see Footnote No. 16, “Impairment Charges,” of the Notes to our Financial Statements.

2012

There were no impairment charges in 2012. Based on our current plans, we believe we have identified all excess land and inventory. However, if our future plans change, the planned use of such assets may change. Further, to the extent that real estate market conditions change, our estimates of the fair value of such assets may change.

2011

In 2011, we recorded a pre-tax non-cash impairment charge of $324 million in our Statements of Operations. As discussed in more detail in Footnote No. 16 to our Financial Statements, “Impairment Charges,” in 2011 management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped parcels of land and excess built Luxury fractional and residential inventory.

2010

In 2010, we recorded pre-tax impairment charges totaling a net $15 million in our Statements of Operations primarily comprised of a $14 million impairment charge in connection with a golf course and related assets that we decided to sell (the amount of this charge was equal to the excess of our carrying cost over estimated fair value) and a $6 million impairment charge associated with our Luxury segment inventory due to continued sluggish sales, partially offset by the reversal of $5 million of previously recorded impairment charges due to our negotiation of a reduction in a purchase commitment with a third party.

Gains and Other Income

2012

Gains and other income of $9 million included an $8 million gain on the disposition of a golf course and related assets at one of our Luxury projects.

2011

Gains and other income of $2 million included a gain on the disposition of excess inventory and land at one of our Luxury projects.

2010

Gains and other income of $21 million reflected a gain on the sale of an operating hotel that we originally acquired for conversion into vacation ownership products for our Asia Pacific segment.

Equity in Earnings / (Losses)

2012 compared to 2011

The $1 million increase in equity in earnings in 2012 reflected earnings related to our investment in a joint venture in our Asia Pacific segment.

2011 Compared to 2010

The decline in equity in losses to $0 in 2011 from $8 million in 2010 reflected the discontinuance of recording equity in losses associated with a Luxury segment joint venture, when our investment in the joint venture, including loans due from the joint venture, reached zero in 2010.

Impairment Reversals on Equity Investment

2012

In 2012, we reversed $2 million of our previously recorded impairment of an equity investment because the actual costs incurred to suspend the marketing and sales operations were lower than previously estimated.

2011

In 2011, we reversed nearly $4 million of our previously recorded impairment of an equity investment based on facts and circumstances surrounding the project, including favorable resolution of certain construction-related claims and contingent obligations to refund certain deposits relating to sales that have subsequently closed.

2010

In 2010, we reversed $11 million of our previously recorded impairment of an equity investment based on facts and circumstances surrounding the project, including favorable resolution of certain construction-related legal claims and potential funding of certain costs by one of our joint venture partners.

Income Tax

Our effective tax rate for fiscal years 2012, 2011 and 2010 was an expense of 57.54%, a benefit of 16.79%, and expense of 40.06% respectively. Our tax rate is affected by recurring items, such as non-deductible expenses, tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following is a description of the items impacting our effective tax rate during the current and prior two years.

2012 Compared to 2011

Income tax expense increased by $57 million (from a benefit of $36 million to a provision of $21 million) from the prior year. The increase in income tax expense in 2012 is primarily related to an impairment charge taken in the third quarter 2011 financial statements resulting in the recording of a tax benefit in the prior year. The 2012 effective tax rate differs from the U.S. federal tax rate of 35 percent due to the impact of foreign losses, for which no benefit is received in our U.S. income tax provision.

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

The effective tax rate decreased from a tax expense of 40.06 percent during 2010 to a tax benefit of 16.79 percent in 2011 primarily driven by the tax benefit attributable to the U.S. impairment charges. This change is partially offset by an increase in the foreign tax rate due to impairment charges on foreign properties resulting in losses for which no tax benefit was received because they were incurred in low tax jurisdictions or jurisdictions with a valuation allowance.

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

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of performance. Our Adjusted EBITDA excludes the impact of non-cash impairment charges or reversals and restructuring charges and includes the impact of interest expense associated with the debt from the Warehouse Credit Facility and from the securitization of our vacation ownership notes receivable in the term ABS market, which together we refer to as consumer financing interest expense. We deduct consumer financing interest expense in determining Adjusted EBITDA since the debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. We evaluate Adjusted EBITDA, which adjusts for these items, to allow for period-over-period comparisons of our ongoing core operations before material charges. Adjusted EBITDA is also useful in measuring our ability to service our non-securitized debt. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our ongoing operations with results from other vacation ownership companies.

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

The following is a reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA:

	Fiscal Years
($ in millions)	2012	2011	2010
Net income (loss)	$16	$(178)	$67
Interest expense	58	47	56
Tax provision (benefit), continuing operations	21	(36)	45
Depreciation and amortization	30	33	39

EBITDA	125	(134)	207

Impairment charges:
Impairments	—	324	15
Impairment reversals on equity investment	(2)	(4)	(11)
Consumer financing interest expense	(41)	(47)	(56)

	(43)	273	(52)

Adjusted EBITDA	$82	$139	$155

Business Segments

Our business is grouped into four reportable business segments: North America, Luxury, Europe and Asia Pacific. At the end of 2012, we operated 64 properties, of which 50 were in the United States (including U.S. territories). See Footnote No. 19, “Business Segments,” of the Notes to our Financial Statements for further information on our segments, and “Business—Segments” for further details regarding our individual properties by segment.

North America

($ in millions)	Fiscal Years
	2012	2011	2010
Revenues
Sale of vacation ownership products	$529	$484	$492
Resort management and other services	197	180	175
Financing	138	153	172
Rental	195	180	152
Other	28	28	27
Cost reimbursements	276	247	233

Total revenues	1,363	1,272	1,251

Expenses
Cost of vacation ownership products	173	190	191
Marketing and sales	254	248	247
Resort management and other services	145	142	149
Rental	180	168	135
Other	13	11	12
General and administrative	3	3	4
Organizational and separation related	1	—	—
Royalty fee	9	—	—
Cost reimbursements	276	247	233

Total expenses	1,054	1,009	971

Segment financial results	$309	$263	$280

Contract Sales

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Company-Owned
Vacation ownership	$577	$510	$67	13%
Residential products	1	4	(3)	(78%)

Total contract sales	$578	$514	$64	12%

The increase in contract sales in our North America segment reflected an 18 percent increase in VPG to $2,963 in 2012 from $2,504 in the prior year. This increase in VPG was due to a 2 percentage point increase in closing efficiency resulting from improved marketing and sales execution and a 2 percent price increase.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Company-Owned
Vacation ownership	$510	$529	$(19)	(4%)
Residential products	4	1	3	NM

Total contract sales	$514	$530	$(16)	(3%)

The decrease in contract sales reflected a $19 million decline in the first half of 2011 compared to the first half of 2010 and a $3 million increase in the second half of 2011 compared to the second half of 2010.

The $19 million (7 percent) decline in contract sales in the first half of 2011 compared to the first half of 2010 corresponds with the launch of the MVCD program in June 2010 and our decision to focus on enrolling and selling our new product to existing owners at an average purchase price that was generally lower than the average purchase price for new owners. As a result, while the number of sales contracts executed in the first half of 2011 rose by 22 percent from the first half of 2010, the average price per contract for sales to existing owners in the first half of 2011 was approximately $7,000 (25 percent) lower than in the first half of 2010.

The $3 million (1 percent) increase in contract sales in the second half of 2011 compared to the second half of 2010 reflected a nearly 8 percent increase in volume per guest to $2,463 in the second half of 2011 from $2,285 in the second half of 2010. This increase was driven by an increase in the minimum purchase price requirements for existing owners who make additional purchases, as well as incentives to encourage larger purchases. Although sales contracts executed with new owners were up nearly 4 percent during the period, total sales contracts executed were down 18 percent, driven by a 25 percent decrease in existing owner purchases, reflecting our focus in the second half of 2010 on enrolling existing owners in the MVCD program.

Development Margin

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Sale of vacation ownership products	$529	$484	$45	9%
Cost of vacation ownership products	(173)	(190)	17	9%
Marketing and sales	(254)	(248)	(6)	(2%)

Development margin	$102	$46	$56	122%

Development margin percentage	19.3%	9.5%	9.8 pts

The increase in revenues from the sale of vacation ownership products was due to the $64 million increase in contract sales and a $5 million favorable change in the vacation ownership notes receivable reserve activity, partially offset by $24 million of lower revenue reportability in 2012 compared to the prior year. The $5 million favorable change in the reserve activity was mainly due to lower default and delinquency activity in 2012. The $24 million of lower revenue reportability resulted from $4 million of lower revenue reportability in 2012 compared to $20 million of higher revenue reportability in the prior year. Revenue reportability was impacted unfavorably in 2012 because certain financed sales did not meet the down payment requirement for revenue recognition purposes prior to the end of the period, while 2011 revenue reportability was favorably impacted because certain 2010 financed sales did not meet the requirements for revenue recognition purposes until 2011.

The increase in development margin reflects a $37 million increase from higher contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from more efficient marketing and sales spending and a favorable mix of real estate inventory being sold, $27 million of favorable product cost true-ups ($27 million of favorable product cost true-ups in 2012 compared to $0 product cost true-ups in the prior year), $3 million of lower vacation ownership notes receivable reserve activity, and $3 million of charges in the prior year related to $2 million of severance costs and $1 million related to ADA compliance. These increases were partially offset by a $12 million net impact from lower revenue reportability year-over-year and a $2 million charge related to higher than expected costs in 2012 associated with the redemption of Marriott Reward Points issued prior to the Spin-Off.

The favorable product cost true-ups recorded in 2012 relate mainly to higher estimated sales revenues we expect to generate over the life of the projects ($21 million) primarily from adjustments to future volume and pricing assumptions, based upon our sales experience to date and, to a lesser extent, lower overall development costs on specific projects that are substantially completed ($6 million).

The nearly 10 percentage point improvement in the development margin percentage primarily reflects a more than 6 percentage point increase from lower cost of vacation ownership products due to the favorable product cost true-up activity (5 percentage points) and, to a lesser extent, a favorable mix of lower cost real estate inventory being sold, a 4 percentage point increase from efficiencies in marketing and sales spending, and a 1 percentage point improvement from higher contract sales volume. These increases were partially offset by a more than 2 percentage point decline due to lower revenue reportability.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Sale of vacation ownership products	$484	$492	$(8)	(2%)
Cost of vacation ownership products	(190)	(191)	1	1%
Marketing and sales	(248)	(247)	(1)	0%

Development margin	$46	$54	$(8)	(16%)

Development margin percentage	9.5%	11.1%	(1.6) pts

The decrease in revenues from the sale of vacation ownership products was due to the $16 million decrease in contract sales and an $8 million unfavorable change in the vacation ownership notes receivable reserve activity, partially offset by $16 million of higher revenue reportability in 2011 compared to the prior year. The $8 million unfavorable change in the reserve activity was mainly due to higher than estimated default and delinquency activity in 2011. The $16 million of higher revenue reportability resulted from $22 million of higher revenue reportability in 2011 compared to $6 million of higher revenue reportability in the prior year. Revenue reportability was impacted favorably in 2011 because certain 2010 financed sales did not meet the down payment requirement for revenue recognition purposes prior to the end of the period.

The decrease in development margin reflects $4 million from higher vacation ownership notes receivable reserve activity, a $4 million decrease from lower contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), $4 million of unfavorable product cost true-ups ($0 product cost true-ups in 2011 compared to $4 million of favorable product cost true-ups in 2010), $3 million of charges in 2011, including $2 million of severance costs and $1 million of costs related to ADA compliance and Hurricane Irene damage at our resort in the Bahamas, and a $3 million favorable adjustment to the Marriott Rewards customer loyalty program in 2010. These decreases are partially offset by $8 million from higher revenue reportability and $2 million of severance costs in the prior year.

Resort Management and Other Services Revenues, Expenses and Margin

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Management fee revenues	$55	$52	$3	6%
Other services revenues	142	128	14	10%

Resort management and other services revenues	197	180	17	9%
Resort management and other services expenses	(145)	(142)	(3)	(2%)

Resort management and other services margin	$52	$38	$14	35%

Resort management and other services margin percentage	26.5%	21.4%	5.1 pts

The increase in resort management and other services revenues primarily reflects $7 million of additional annual club dues earned in connection with the MVCD program, $5 million of higher ancillary revenues from food and beverage and golf offerings, $3 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, and $1 million of higher resales revenues due to an increase in resales activity.

The improvement in resort management and other services margin reflects $7 million of additional annual club dues earned in connection with the MVCD program net of expenses and lower variable enrollment costs due to fewer enrollments in 2012 than in the prior year, a $3 million increase in management fees, $3 million of higher ancillary revenues net of expenses and $1 million of higher resales revenues net of expenses.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Management fee revenues	$52	$50	$2	3%
Other services revenues	128	125	3	3%

Resort management and other services revenues	180	175	5	3%
Resort management and other services expenses	(142)	(149)	7	5%

Resort management and other services margin	$38	$26	$12	48%

Resort management and other services margin percentage	21.4%	14.9%	6.5 pts

The increase in resort management and other services revenues primarily reflects $8 million of additional annual club dues earned in connection with the MVCD program, $3 million of higher ancillary revenues from food and beverage and golf offerings and $2 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system. These increases were partially offset by $7 million of lower resales revenues due to a decrease in resales activity.

The improvement in resort management and other services margin reflects $6 million of additional annual club dues earned in connection with the MVCD program net of expenses, $4 million of higher ancillary revenues net of expenses and $2 million of higher management fees.

Financing Revenues, Expenses and Margin

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Interest income	$132	$146	$(14)	(10%)
Other financing revenues	6	7	(1)	(3%)

Financing revenues	$138	$153	$(15)	(10%)
Financing propensity	42%	44%

The decrease in financing revenues is primarily due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Interest income	$146	$165	$(19)	(11%)
Other financing revenues	7	7	—	(7%)

Financing revenues	$153	$172	$(19)	(11%)
Financing propensity	44%	42%

The decrease in financing revenues is due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Rental revenues	$195	$180	$15	8%
Unsold maintenance fees	(43)	(40)	(3)	(6%)
Other expenses	(137)	(128)	(9)	(7%)

Rental margin	$15	$12	$3	20%

Rental margin percentage	7.4%	6.7%	0.7 pts

	Fiscal Years		Change	% Change
	2012	2011
Transient keys rented	874,927	797,328	77,599	10%
Average transient key rate	$181.65	$176.55	$5.10	3%
Resort occupancy	90.7%	91.0%	(0.3 pts )

The increase in rental revenues is primarily due to $14 million from a 10 percent increase in transient keys rented, which were primarily sourced from an 8 percent increase in available keys (117,000 additional available keys) due to more owners choosing to exchange their vacation ownership interests for alternative usage options (primarily usage of our Explorer program), and nearly $5 million from a 3 percent increase in average transient rate driven by stronger consumer demand and mix of available inventory, partially offset by the recognition of $4 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The increase in rental margin reflects $17 million of higher rental revenues net of direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options due to stronger rental demand and more effective monetization of the increased available keys. This increase was partially offset by a $7 million charge related to higher than expected costs in 2012 associated with the redemption of Marriott Rewards Points issued prior to the Spin-Off, the $4 million decrease in plus points revenue and $3 million of higher maintenance fees on unsold inventory.

2011 Compared to 2010

	Fiscal Years		Change		% Change
($ in millions)	2011	2010
Rental revenues	$180	$152	$28		19%
Unsold maintenance fees	(40)	(43)	3		6%
Other expenses	(128)	(92)	(36)		(39%)

Rental margin	$12	$17	$(5)		(28%)

Rental margin percentage	6.7%	11.1%	(4.4 pts	)

	Fiscal Years		Change		% Change
	2011	2010
Transient keys rented	797,328	783,187	14,141		2%
Average transient key rate	$176.55	$175.19	$1.36		1%
Resort occupancy	91.0%	91.8%	(0.8 pts	)

The increase in rental revenues is due to the recognition of nearly $27 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points), more than $2 million from a 2 percent increase in transient keys rented, which were primarily sourced from a 5 percent increase in available keys (68,000 additional available keys) due to more owners choosing to exchange their vacation ownership interests for alternative usage options, and a nearly 1 percent increase in transient rate.

The decrease in rental margin reflects $24 million of lower rental revenues net of higher direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options, as well as a $12 million favorable adjustment to the Marriott Rewards customer loyalty program liability in 2010 resulting from lower than anticipated cost of redemptions of Marriott Rewards Points. Partially offsetting the decreases were the $27 million increase in plus points revenue, $3 million of lower maintenance fees on unsold inventory, and $1 million of lower subsidy costs.

Luxury

($ in millions)	Fiscal Years
	2012	2011	2010
Revenues
Sale of vacation ownership products	$3	$32	$20
Resort management and other services	23	24	20
Financing	5	7	8
Rental	3	4	2
Other	1	1	1
Cost reimbursements	46	46	52

Total revenues	81	114	103

Expenses
Cost of vacation ownership products	3	15	9
Marketing and sales	6	15	23
Resort management and other services	26	28	23
Rental	16	22	21
Other	—	1	—
General and administrative	2	3	3
Litigation settlement	41	3	2
Impairment	—	117	20
Cost reimbursements	46	46	52

Total expenses	140	250	153

Gains and other income	9	2	—
Equity in losses	—	—	(8)
Impairment reversals on equity investment	2	4	11

Segment financial results	$(48)	$(130)	$(47)

Overview

We have significantly scaled back our development of Luxury vacation ownership products. We do not have any significant construction at any Luxury projects nor do we have any current plans for new development in this segment. We expect to continue to evaluate opportunities for bulk sales of excess Luxury inventory, as well as further opportunities to sell Luxury inventory as part of the MVCD program. Consistent with this strategy, inventory from one of our Luxury properties has been added to the MVCD program, and we intend to place most of our remaining Luxury inventory into the MVCD program over the next few years. We have also repositioned several Luxury sales centers to sell the MVCD points product. We believe this strategy will allow us to sell the inventory faster, thereby reducing our near term real estate inventory spending needs and accelerating the reduction of maintenance fees on unsold inventory. During 2012, we removed The Ritz-Carlton brand from one of our Luxury properties, The Abaco Club on Winding Bay in the Bahamas, after concluding that global economic conditions rendered the property unsustainable under the brand from a business perspective. Our plan, consistent with our overall strategy to sell excess Luxury inventory, is to pursue a bulk sale of the entire asset. In addition, subsequent to December 28, 2012 we terminated our management contract related to a luxury branded resort in Kapalua, Hawaii and we no longer manage this property.

Contract Sales

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Company-Owned
Vacation ownership	$5	$16	$(11)	(67%)
Residential products	—	1	(1)	NM

Subtotal	5	17	(12)	(69%)
Cancellation reversal	—	1	(1)	NM

Total company-owned contract sales	5	18	(13)	(70%)
Joint Venture
Vacation ownership	—	8	(8)
Residential products	—	10	(10)

Subtotal	—	18	(18)
Cancellation reversal	—	3	(3)

Total joint venture contract sales	—	21	(21)

Total contract sales	$5	$39	$(34)

The decrease in contract sales in our Luxury segment reflects the strategy discussed above to sell Luxury inventory through our North America points program.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Company-Owned
Vacation ownership	$16	$20	$(4)	(17%)
Residential products	1	8	(7)	(90%)

Subtotal	17	28	(11)	(38%)
Cancellation reversal (allowance)	1	(1)	2	NM

Total company-owned contract sales	18	27	(9)	(35%)
Joint Venture
Vacation ownership	8	12	(4)
Residential products	10	4	6

Subtotal	18	16	2
Cancellation reversal (allowance)	3	(19)	22

Total joint venture contract sales	21	(3)	24

Total contract sales	$39	$24	$15

The decrease in gross contract sales (before cancellation allowances) was driven by lower sales of company owned residential and fractional products, as well as lower sales of joint venture fractional products, due to weakened demand for these products. This decline was partially offset by higher sales of joint venture residential products at one joint venture project resulting from pricing incentives we extended to encourage buyers to close on pending sales from prior years. Contract sales, net of cancellation allowances, increased to $39 million in 2011, reflecting a $24 million change in the cancellation allowances year-over-year.

Development Margin

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Sale of vacation ownership products	$3	$32	$(29)	(89%)
Cost of vacation ownership products	(3)	(15)	12	80%
Marketing and sales	(6)	(15)	9	60%

Development margin	$(6)	$2	$(8)	NM

The decrease in revenues from the sale of vacation ownership products was due to a $12 million decline in gross company owned contract sales driven by our strategy to sell Luxury inventory through our North America points program in 2012, $10 million of higher vacation ownership notes receivable reserve activity due mainly to a favorable true-up recorded in 2011 for lower than estimated default and delinquency activity and $7 million related to lower revenue reportability.

The decline in development margin reflects $5 million from the unfavorable year-over-year change in the vacation ownership notes receivable reserve, $5 million of marketing and selling costs incurred as we finalized the closure of certain sales locations during the year, $1 million of severance costs incurred in the current year due to our decision to discontinue sales of Luxury inventory and a $1 million charge related to the settlement of a construction related dispute at one of our Luxury segment properties. These decreases were partially offset by $3 million of charges in the prior year, including $2 million of costs related to ADA compliance and Hurricane Irene damage at our resort in the Bahamas and $1 million of severance costs.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Sale of vacation ownership products	$32	$20	$12	65%
Cost of vacation ownership products	(15)	(9)	(6)	(61%)
Marketing and sales	(15)	(23)	8	32%

Development margin	$2	$(12)	$14	120%

The increase in revenues from the sale of vacation ownership products was due to a $20 million net favorable year-over-year change in vacation ownership notes receivable reserve activity from lower than estimated default and delinquency activity and $3 million related to favorable revenue reportability year-over-year, partially offset by $11 million of lower company-owned gross contract sales (before cancellation allowances).

The improvement in development margin reflects $10 million from the favorable year-over-year change in the vacation ownership notes receivable reserve, a $5 million increase from lower contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from a favorable mix of real estate inventory being sold, $1 million of severance charges in the prior year and $1 million from the favorable revenue reportability year-over-year. These increases were partially offset by $3 million of charges in 2011, including $2 million of costs related to ADA compliance and Hurricane Irene damage at our resort in the Bahamas and $1 million of severance costs.

Rental Revenues, Expenses and Margin

We hold a significant amount of developer inventory in the Luxury segment and as such, have a corresponding obligation to pay maintenance fees on the real estate interests we own. Given that vacation ownership interests in our Luxury segment often represent multiple weeks, as well as the upscale fit and finish and level of service required to meet Ritz-Carlton brand standards, maintenance fees in the Luxury segment are much higher than in our other segments. We mitigate the maintenance fee expense to the extent possible through open market rental and internal sales-related marketing programs; however, our opportunities are limited due to contractual and legal restrictions.

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Rental revenues	$3	$4	$(1)	(17%)
Unsold maintenance fees	(11)	(16)	5	32%
Other expenses	(5)	(6)	1	13%

Rental margin	$(13)	$(18)	$5	29%

Rental margin percentage	NM	NM	NM

The improvement in rental margin reflects $5 million of lower maintenance fees on unsold inventory and a nearly $1 million decrease in subsidy expenses, partially offset by $1 million of lower rental revenues net of direct variable expenses (such as housekeeping).

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Rental revenues	$4	$2	$2	51%
Unsold maintenance fees	(16)	(13)	(3)	(19%)
Other expenses	(6)	(8)	2	20%

Rental margin	$(18)	$(19)	$1	1%

Rental margin percentage	NM	NM	NM

The increase in rental revenues is due to an increase in available inventory to rent and higher rental demand for our properties, resulting in a 5 percent increase in transient keys rented (300 additional keys) and a 13 percent increase in transient rate achieved ($39 increase per key).

The improvement in rental margin reflects $3 million of lower subsidy expenses and $1 million of higher rental revenues net of direct variable expenses (such as housekeeping), partially offset by $3 million of higher maintenance fees on unsold inventory.

Europe

($ in millions)	Fiscal Years
	2012	2011	2010
Revenues
Sale of vacation ownership products	$41	$51	$58
Resort management and other services	29	31	29
Financing	4	5	5
Rental	20	21	17
Other	1	—	1
Cost reimbursements	26	27	24

Total revenues	121	135	134

Expenses
Cost of vacation ownership products	11	13	19
Marketing and sales	30	34	32
Resort management and other services	26	26	24
Rental	18	19	18
Other	1	1	1
General and administrative	1	1	1
Royalty fee	1	—	—
Impairment	—	2	—
Cost reimbursements	26	27	24

Total expenses	114	123	119

Segment financial results	$7	$12	$15

Contract Sales

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Company-Owned
Vacation ownership	$48	$57	$(9)	(16%)

Total contract sales	$48	$57	$(9)	(16%)

In our Europe segment, we are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Company-Owned
Vacation ownership	$57	$63	$(6)	(10%)

Total contract sales	$57	$63	$(6)	(10%)

Development Margin

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Sale of vacation ownership products	$41	$51	$(10)	(21%)
Cost of vacation ownership products	(11)	(13)	2	22%
Marketing and sales	(30)	(34)	4	11%

Development margin	$—	$4	$(4)	(101%)

The development margin decline is due to $5 million from lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), $1 million of higher vacation ownership notes receivable reserve activity and $1 million of severance in 2012 as a result of eliminating positions at a regional call center. These declines are partially offset by $3 million of legal related costs in 2011.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Sale of vacation ownership products	$51	$58	$(7)	(12%)
Cost of vacation ownership products	(13)	(19)	6	27%
Marketing and sales	(34)	(32)	(2)	(5%)

Development margin	$4	$7	$(3)	(47%)

The development margin decline is due to $2 million from the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) and $3 million of legal related costs in 2011, partially offset by $2 million of favorable product cost true-ups in 2011 compared to $0 product cost true-ups in the prior year.

Asia Pacific

($ in millions)	Fiscal Years
	2012	2011	2010
Revenues
Sale of vacation ownership products	$54	$67	$65
Resort management and other services	4	3	3
Financing	4	4	3
Rental	7	7	16
Other	—	—	—
Cost reimbursements	14	11	9

Total revenues	83	92	96

Expenses
Cost of vacation ownership products	12	19	20
Marketing and sales	40	45	42
Resort management and other services	2	2	—
Rental	11	11	20
Other	—	—	1
General and administrative	1	1	1
Royalty fee	1	—	—
Impairment	—	—	(5)
Cost reimbursements	14	11	9

Total expenses	81	89	88

Gains and other income	—	—	21
Equity in earnings	1	—	—

Segment financial results	$3	$3	$29

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement and, as a result, we decided in the fourth quarter of 2012 to close our off-site sales locations in Hong Kong and Japan. Our on-site sales locations have proven to be more efficient sales channels than our off-site sales locations. We plan to focus on future inventory acquisitions with potential for high volume on-site sales. The total costs associated with closing these off-site sales locations were approximately $4 million in 2012.

Contract Sales

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Company-Owned
Vacation ownership	$57	$70	$(13)	(19%)

Total contract sales	$57	$70	$(13)	(19%)

The decline in contract sales reflects the impact of 23 percent fewer tours as a result of closing off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012, partially offset by a $124 increase in VPG.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Company-Owned
Vacation ownership	$70	$68	$2	3%

Total contract sales	$70	$68	$2	3%

The increase in contract sales reflects the impact of a $354 increase in VPG, partially offset by 13 percent fewer tours compared to the prior year.

Development Margin

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Sale of vacation ownership products	$54	$67	$(13)	(20%)
Cost of vacation ownership products	(12)	(19)	7	35%
Marketing and sales	(40)	(45)	5	10%

Development margin	$2	$3	$(1)	(57%)

The development margin decline is due to $4 million of charges related to the closure of our off-site sales locations in late 2012, partially offset by $2 million of favorable product cost true-ups and $1 million from the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) as a result of closing the less efficient off-site sales locations in Hong Kong and Japan. The favorable product cost true-up activity includes nearly $2 million of favorable product cost true-ups in 2012 and less than $1 million of unfavorable product cost true-ups in the prior year.

2011 Compared to 2010

	Fiscal Years		Change	% Change
($ in millions)	2011	2010
Sale of vacation ownership products	$67	$65	$2	4%
Cost of vacation ownership products	(19)	(20)	1	2%
Marketing and sales	(45)	(42)	(3)	(6%)

Development margin	$3	$3	$—	15%

Development margin for 2011 was in line with 2010 reflecting $2 million of higher sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), offset by $2 million of unfavorable product cost true-up activity. The unfavorable product cost true-up activity includes less than $1 million of unfavorable product cost true-ups in 2011 and $1 million of favorable product cost true-ups in the prior year.

Corporate and Other

	Fiscal Years
($ in millions)	2012	2011	2010
Cost of vacation ownership products	$6	$5	$6
Financing	26	28	26
Other	—	—	4
General and Administrative	79	73	73
Organizational and separation related	15	—	—
Interest	58	47	56
Royalty fee	50	4	—
Impairment	—	205	—

Total Expenses	$234	$362	$165

Corporate and Other captures information not specifically identifiable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, the fixed royalty fee payable under the License Agreements and interest expense.

2012 Compared to 2011

Total expenses decreased $128 million over the prior year. The $128 million decrease was the result of $205 million of impairment charges in the prior year and $2 million of lower financing expenses, partially offset by $46 million of higher royalty fees in 2012, $15 million of organizational and separation related costs incurred in 2012, $11 million of higher interest expense, $6 million of higher general and administrative expenses and $1 million of higher cost of vacation ownership products due to higher non-capitalizable development costs.

The $6 million increase in general and administrative expenses was due to $5 million of incremental stand-alone public company costs and $1 million of higher personnel related costs ($4 million of higher bonus costs and merits offset partially by cost savings).

The $11 million increase in interest expense was due to $17 million of higher non-consumer financing interest expense, offset partially by $6 million of lower consumer financing interest expense. The higher non-consumer financing interest expense primarily includes $8 million of expense associated with the liability for the Marriott Rewards customer loyalty program under the Marriott Rewards Agreement, $4 million of higher dividends associated with the preferred stock issued in connection with the Spin-Off, $3 million of lower capitalized interest costs, and $2 million of amortized costs associated with the Revolving Corporate Credit Facility. The lower consumer financing interest expense reflects lower outstanding debt balances and associated interest costs related to the securitized vacation ownership notes receivable, partially offset by interest expense and amortized costs associated with the Warehouse Credit Facility.

2011 Compared to 2010

Total expenses increased $197 million over the prior year. The increase in expenses was driven by $205 million of impairment charges related mainly to undeveloped land and internally developed software, $4 million of royalty fees in the fourth quarter of 2011 payable under the License Agreements and $2 million of higher financing expenses due to higher technology and foreclosure costs. These increases were partially offset by $9 million of lower interest expense due to the repayment of bonds related to our securitized notes receivable and $4 million of lower other expenses primarily consisting of the favorable true-up of the 2010 bonus accrual as a result of final payouts in the first quarter of 2011, and $1 million of lower cost of vacation ownership products due to lower non-capitalizable development costs. See further discussion of the impairment charges above and in Footnote No. 16, “Impairment Charges,” of the Notes to our Financial Statements.

New Accounting Standards

See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for information related to our adoption of new accounting standards.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($103 million at the end of 2012), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of 2012, $674 million of the $678 million of total debt outstanding is non-recourse debt associated with secured vacation ownership notes receivable. In addition, we have $40 million of mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021; however we may redeem the preferred stock after October 2016 at our option.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of 2012, we had $874 million of real estate inventory on hand, comprised of $484 million of finished goods, $120 million of work-in-process, and $270 million of land and infrastructure. Our vacation ownership product offerings also allow us to more efficiently utilize our real estate inventory. The majority of our sales are of a points-based product, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we expect to have fewer resorts under construction at any given time and expect to better leverage successful sales locations at completed resorts. We expect that this will allow us to maintain long-term sales locations and minimize the need to develop and staff on-site sales locations at smaller projects in the future. We believe these points-based programs better position us to align our construction of real estate inventory with the pace of sales of vacation ownership products by slowing down or accelerating construction, as demand across our portfolio and market conditions dictate. As a result, we expect our real estate inventory spending (discussed below) will be less than or in line with cost of sales for the near term.

We also expect to continue selling excess luxury inventory and dispose of undeveloped land over the next few years, as well as to sell most of our remaining Luxury inventory through the MVCD program over the next few years, in order to generate incremental cash and reduce related carrying costs. In 2012, we completed the sale of the golf course, clubhouse and spa formerly known as The Ritz-Carlton Golf Club and Spa, Jupiter, classified within our Luxury segment, for $34 million, including $5 million of cash and the assumption by the purchaser of liabilities with a book value of $29 million. We also recorded a net gain of $8 million related to this disposition.

During 2012, 2011 and 2010, we had net changes in cash and cash equivalents of ($7) million, $84 million and ($6) million, respectively, including distributions to Marriott International of $64 million and $264 million, in 2011 and 2010, respectively. The following table summarizes such changes:

($ in millions)	Fiscal Years
	2012	2011	2010
Cash provided by (used in):
Operating activities	$163	$321	$379
Investing activities	3	9	39
Financing activities
Net distribution to Marriott International	—	(64)	(264)
Other financing activities	(172)	(182)	(160)
Effect of change in exchange rates on cash and cash equivalents	(1)	—	—

Net change in cash and cash equivalents	$(7)	$84	$(6)

Cash from Operating Activities

In 2012, we generated $163 million of cash flows from operating activities, compared to $321 million in 2011 and $379 million in 2010. Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding notes receivables and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts or turnkey purchases of new inventory as well as funding our working capital needs.

Cash from operating activities in 2012 was also impacted by items that arose from the Spin-Off from Marriott International. In 2012 we paid cash taxes to taxing authorities of approximately $68 million, nearly $50 million for royalty fees under the Licensing Agreements, $20 million in final settlement of expenses associated with the Spin-Off, nearly $20 million of higher net cash payments for Marriott Rewards Points and approximately $15 million of costs associated with our organizational and separation related efforts. As a result of the significant deferred tax liabilities established at the time of the Spin-Off, for the near term we expect cash taxes to be in excess of our income tax expense.

We minimize working capital needs through cash management, strict credit-granting policies, and disciplined collection efforts. We have greater working capital cash needs in the first half of each year, given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing of sales contracts for vacation ownership products, the rate at which owners finance their vacation ownership purchase with us and cash outlays for real estate inventory development.

In addition to net income (loss) and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real estate inventory spending less than cost of sales

($ in millions)	Fiscal Years
	2012	2011	2010
Real estate inventory spending	$(120)	$(120)	$(214)
Real estate inventory costs	188	233	234

Real estate inventory spending less than cost of sales	$68	$113	$20

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense in our Statements of Operations related to sales of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from our MVCD program, our spending for real estate inventory remained below the amount of real estate inventory costs in each of the fiscal years 2012, 2011 and 2010. We expect our real estate inventory spending to remain in line with or below real estate inventory costs in the near term. Our real estate inventory spending in 2012 included $7 million required under a purchase commitment for vacation ownership units in our Asia Pacific segment upon completion of construction. Real estate inventory spending in 2010 included a $102 million payment for delivery of a turnkey project under a purchase agreement signed in 2006. We recently expanded our existing vacation ownership interest repurchase program. We are proactively buying back previously sold vacation ownership interests under this repurchase program at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations we expect to be able to stabilize the future cost of vacation ownership products for the next several years.

Notes receivable collections in excess of new mortgages

($ in millions)	Fiscal Years
	2012	2011	2010
Notes receivable collections (non-securitized vacation ownership notes receivable)	$107	$103	$120
Notes receivable collections (securitized vacation ownership notes receivable)	204	219	231
New vacation ownership notes receivable	(262)	(256)	(256)

Notes receivable collections in excess of new mortgages	$49	$66	$95

Notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable for all periods reported. Collections declined for all periods reported due to the declining vacation ownership notes receivable balance. New vacation ownership notes receivable increased slightly in 2012 compared to 2011 due primarily to an increase in vacation ownership product sales volumes. Financing propensity in 2012 remained in line with 2011 at 43 percent. New vacation ownership notes receivable increased modestly in 2011 compared to 2010 due primarily to an increase in financing propensity to 43 percent in 2011 from 40 percent in 2010, partially offset by lower vacation ownership contract sales.

In 2012, four of our securitized vacation ownership notes receivable pools reached performance triggers in different months through July 2012 as a result of increased defaults. Since that time, performance improved sufficiently in these vacation ownership notes receivable pools and none have reached performance triggers. For 2012, 2011, and 2010, approximately $1 million, $3 million, and $6 million of cash flows, respectively, were redirected as a result of reaching the performance triggers during those years. See Footnote No. 10, “Debt,” of the Notes to our Financial Statements for additional information regarding the failure of certain securitization pools to perform within established parameters and the resulting redirection of cash flows. At December 28, 2012, we had 8 securitized vacation ownership notes receivable pools outstanding (excluding the Warehouse Credit Facility).

Cash from Investing Activities

($ in millions)	Fiscal Years
	2012	2011	2010
Capital expenditures for property and equipment (excluding inventory)	$(17)	$(15)	$(24)
Dispositions	8	19	46
Note collections	—	20	—
Decrease (increase) in restricted cash	12	(15)	17

Net cash provided by investing activities	$3	$9	$39

Capital expenditures for property and equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and ancillary offerings at resorts such as food and beverage locations.

In 2012, capital expenditures for property and equipment of $17 million included $12 million spent to support normal business operations, including $9 million for ancillary and operations assets and $3 million for sales locations, as well as $5 million for technology spending (including $2 million for Spin-Off related initiatives).

In 2011, capital expenditures for property and equipment of $15 million included $10 million for technology spending, of which $7 million related to systems enhancements supporting the MVCD program and $2 million to Spin-Off related initiatives, and $5 million to support normal business operations (e.g., sales locations and ancillary assets).

In 2010, capital expenditures for property and equipment of $24 million included $16 million for technology spending, of which $14 million was spent to facilitate and support the launch of the MVCD program in 2010, and roughly $8 million was spent to support normal business operations (such as sales locations and ancillary assets).

Dispositions

Dispositions of property and assets generated cash proceeds of $8 million in 2012, $19 million in 2011 and $46 million in 2010. The 2012 dispositions primarily related to a disposition of a golf course and related assets at one of our Luxury projects, which was classified as property and equipment and other liabilities within our Luxury segment for cash of $5 million which generated a net gain of $8 million. The $19 million of dispositions in 2011 primarily related to the bulk sale of excess land and developed inventory, which were classified as inventory within our Luxury segment. In 2010, we sold an operating hotel we originally acquired for conversion into vacation ownership products for our Asia Pacific segment for cash proceeds of $42 million and recorded a net gain of $21 million.

Note collections

Note collections relate to monies collected from a related party.

Decrease (increase) in restricted cash

Restricted cash primarily consists of cash held in a reserve account related to vacation ownership notes receivable securitizations; cash collected for maintenance fees to be remitted to property owners’ associations; and deposits received, primarily associated with vacation ownership products and residential sales that are held in escrow until the associated contract has closed or the period in which it can be rescinded has passed, depending on legal requirements. The 2012 decrease in restricted cash mainly reflects cash collected in connection with securitized vacation ownership notes receivable that will be distributed to investors subsequent to the end of 2012 and, to a lesser extent, payments made to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2011. The 2011 increase in restricted cash reflects higher cash collections for maintenance fees to be remitted to certain property owners’ associations. The 2010 decrease reflects the impact of bonding escrow deposits, thereby no longer requiring a portion of these deposits to be restricted.

Cash from Financing Activities

($ in millions)	Fiscal Years
	2012	2011	2010
Borrowings from securitization transactions
Bonds payable on securitized vacation ownership notes receivable	$238	$—	$218
Warehouse Credit Facility	—	125	—

Subtotal	238	125	218

Repayment of debt related to securitizations
Bonds payable on securitized vacation ownership notes receivable	(293)	(287)	(323)
Warehouse Credit Facility	(118)	(8)	—

Subtotal	(411)	(295)	(323)

Borrowings on Revolving Corporate Credit Facility	15	1	—
Repayment on Revolving Corporate Credit Facility	(15)	(1)	—
Debt issuance costs	(7)	(10)	(3)
Repayment of third party debt	—	(2)	(52)
Excess tax benefits from share-based compensation	3	—	—
Proceeds from stock option exercises	9	—	—
Payment of withholding taxes on vesting of restricted stock units	(4)	—	—
Net distribution to Marriott International	—	(64)	(264)

Net cash used in financing activities	$(172)	$(246)	$(424)

Renewal of Warehouse Credit Facility

On September 11, 2012, we entered into amended and restated agreements associated with the Warehouse Credit Facility. As a result, the borrowing capacity of the Warehouse Credit Facility was reduced from $300 million to $250 million and the revolving period was extended to September 10, 2014. In addition, borrowings under the Warehouse Credit Facility now bear interest at a rate based on the one-month LIBOR and bank conduit commercial paper rates plus 1.5 percent and are limited at any point in time to the advance rate on the aggregate amount of eligible vacation ownership notes receivable at such time. Other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the amendment and restatement. At December 28, 2012, no amounts were outstanding under the Warehouse Credit Facility and $136 million of face value of our vacation ownership notes receivable were eligible for securitizations.

Revolving Corporate Credit Facility

On November 30, 2012, we entered into amended and restated agreements associated with the Revolving Corporate Credit Facility. As a result, the termination date of the commitments of the lenders under the Revolving Corporate Credit Facility was extended to November 21, 2016. Borrowings under the Revolving Corporate Credit Facility now generally bear interest at a floating rate at the Eurodollar rate plus an applicable margin that varies from 2 percent to 3.5 percent depending on our credit rating. In addition, we will now pay a commitment fee on the unused availability under the Revolving Corporate Credit Agreement at a rate that varies from 25 basis points per annum to 55 basis points per annum. See Footnote No. 10, “Debt,” of the Notes to our Financial Statements for further information related to our Revolving Corporate Credit Facility.

Issuance / repayments of debt related to securitizations

We reflect proceeds from securitizations of vacation ownership notes receivable, including draw downs on the Warehouse Credit Facility, as “Borrowings from securitization transactions,” and we reflect repayment on bonds payable associated with vacation ownership notes receivable securitizations and on the Warehouse Credit Facility, including note repurchases, as “Repayment of debt related to securitizations,” within “Cash from Financing Activities.”

On June 28, 2012, we completed a securitization of a pool of approximately $250 million of vacation ownership notes receivable to Marriott Vacation Club Owner Trust 2012-1 (the “2012-1 Trust”), including $122 million of vacation ownership notes receivable that were previously securitized in the Warehouse Credit Facility. Simultaneously with the securitization of the vacation ownership notes receivable to the 2012-1 Trust, investors purchased approximately $238 million in timeshare loan backed notes from the 2012-1 Trust in a private placement. Two classes of timeshare loan backed notes were issued by the 2012-1 Trust: approximately $210 million of Class A Notes and approximately $28 million of Class B Notes. The Class A Notes have an interest rate of 2.51% and the Class B Notes have an interest rate of 3.50%, for an overall weighted average interest rate of 2.625%. As consideration for the securitization of the vacation ownership notes receivable, we received initial gross cash proceeds (before transaction expenses and required reserves) of approximately $238 million ($233 million after transaction expenses and required reserves), and a subordinated residual interest in the 2012-1 Trust through which we expect to realize the remaining value of the vacation ownership notes receivable over time. Of this amount, approximately $101 million was used to repay amounts previously drawn under the Warehouse Credit Facility, and the remainder will be used for general corporate purposes. We have accounted for the securitization as a secured borrowing and therefore did not recognize a gain or loss in the third quarter of 2012 as a result of this transaction.

In November 2010, we completed a securitization of a pool of approximately $229 million of vacation ownership notes receivable to Marriott Vacation Club Owner Trust 2010-1 (the “2010-1 Trust”), including $17 million repurchased from the 2002 transaction. Simultaneously with the securitization of the vacation ownership notes receivable to the 2010-1 Trust, investors purchased approximately $218 million in timeshare loan backed notes from the 2010-1 Trust in a private placement. Two classes of timeshare loan backed notes were issued by the 2012-1 Trust: approximately $195 million of Class A Notes with an interest rate of 3.54 percent and approximately $23 million of Class B Notes with an interest rate of 4.52 percent. As consideration for the securitization of the vacation ownership notes receivable, we received cash proceeds of approximately $215 million, net of costs, and a subordinated retained interest in the 2010-1 Trust through which we expect to realize the remaining value of the vacation ownership notes receivable over time. Under the new Consolidation Standard, we accounted for this transaction as a secured financing in 2010 and we did not record a gain or loss.

Debt issuance costs

Debt issuance costs in 2012 related mainly to costs associated with the amendment and restatement of both the Warehouse Credit Facility and the Revolving Corporate Credit Facility.

Repayment of third party debt

Our repayment of third-party debt in 2011 related to the repayment of borrowings we used to finance a sales center in our Asia Pacific segment in accordance with contractual terms. In 2010, we fully repaid $52 million related to borrowings that we used to finance the acquisitions of land and vacation ownership products in accordance with contractual terms. No further obligations were in effect as of the end of 2011 or 2012.

Net distribution to Marriott International

The net distribution to Marriott International in 2011 represents net cash transactions with Marriott International through the date of Spin-Off. For 2010, this represents the net change in our divisional equity and was the sum of our operating, investing and financing activity. See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for further information related to cash management activities prior to Spin-Off.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of the end of 2012:

($ in millions)		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Debt(1)	$787	$134	$260	$201	$192
Mandatorily redeemable preferred stock of consolidated subsidiary(1)	84	6	10	10	58
Liability for Marriott Rewards customer loyalty program(2)	178	52	62	64	—
Operating leases	104	15	20	14	55
Purchase obligations	2	1	1	—	—
Other long-term obligations	45	17	18	10	—

Total contractual obligations	$1,200	$225	$371	$299	$305

(1)	Includes principal as well as interest payments and is paid with proceeds from the collection of vacation ownership notes receivables.
(2)	Includes interest accretion.

As a large taxpayer, Marriott International is continuously under audit by the IRS and other taxing authorities. We have joined in the Marriott International U.S. Federal tax consolidated filing for all years prior to 2011 and the portion of 2011 up to the date of the Spin-Off. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period. See Footnote No. 2, “Income Taxes,” of the Notes to our Financial Statements for additional information.

We have provided guarantees to certain lenders in connection with the provision of third-party financing for our vacation ownership product sales, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of the guarantees require us to fund if the purchaser fails to pay under the terms of the note payable. We are then entitled to repossess the property and retain the proceeds from its resale. Our commitments under these guarantees diminish as principal payments are made by the purchaser to the third-party lender. Our current exposure under such guarantees as of year-end 2012 in the Asia Pacific and Luxury segments is $18 million and $3 million, respectively, and the underlying debt to third-party lenders will mature between 2013 and 2022.

Additionally, in connection with an equity method investment, we provided a completion guarantee in favor of the project lenders. The joint venture has since delivered a completed operational project. Although we have not received a release of our guarantee from the lenders, we do not believe we have any funding exposure under this guarantee.

For additional information on these guarantees and the circumstances under which they were entered into, see the “Guarantees” caption within Footnote No. 9, “Contingencies and Commitments,” of the Notes to our Financial Statements.

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

Inventories and cost of vacation ownership products, which requires estimation of future revenues, including incremental revenues from future price increases or from the sale of reacquired inventory resulting from defaulted vacation ownership notes receivable, and development costs to apply a relative sales value method specific to the vacation ownership industry and how we evaluate the fair value of our vacation ownership inventory;

Valuation of property and equipment, including when we record impairment losses;

Loan loss reserves for vacation ownership notes receivable, including information on how we estimate reserves for losses;

Valuation of investments in ventures, including information on how we evaluate the fair value of investments in ventures and when we record impairment losses on investments in ventures;

Legal contingencies, including information on how we account for legal contingencies; and

Income taxes, including information on how we determine our current year amounts payable or refundable, as well as our estimate of deferred tax assets and liabilities.

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

Our Warehouse Credit Facility provides variable rate financing when we place consumer loans we originate primarily in support of our North American business into that facility. We manage the interest rate risk of this facility by entering into derivative contracts such as swaps or caps that are traditionally utilized in warehouse funding arrangements. We intend to securitize vacation ownership notes receivable in the ABS market at least annually. For these types of transactions or arrangements, we expect to secure fixed rate funding to match our fixed rate vacation ownership notes receivable. However, if we have floating rate debt in the future, we plan to hedge the interest rate risk using derivative instruments. Changes in interest rates may impact the fair value of our fixed rate long-term debt.

From time to time, we may use derivative instruments to reduce market risks due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of the Warehouse Credit Facility. As of December 28, 2012, we were not party to any material derivative interest rates or hedges.

Please see Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for additional information associated with derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of the end of 2012 for our financial instruments that are impacted by market risks:

		Maturities by Period
($ in millions)	Average Interest Rate	2013	2014	2015	2016	2017	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts, fair values represent assets
Vacation ownership notes receivable – non-securitized	11.5%	$74	$47	$35	$29	$28	$116	$329	$361
Vacation ownership notes receivable – securitized	13.0%	$100	$103	$108	$103	$90	$223	$727	$895

Liabilities – Maturities represent expected principal payments, fair values represent liabilities

Non-recourse debt associated with securitized vacation ownership notes receivable	4.36%	$(104)	$(106)	$(111)	$(103)	$(78)	$(172)	$(674)	$(711)

Mandatorily redeemable preferred stock of consolidated subsidiary	12.0%	$—	$—	$—	$—	$—	$(40)	$(40)	$(46)

Other debt	8.35%	$—	$—	$—	$—	$—	$(4)	$(4)	$(4)

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are contained on pages F-1 through F-44 of this Annual Report. See Item 15(a)(1) for a listing of financial statements provided in this Annual Report.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting are incorporated by reference to pages F-2 and F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

Although we continue to use Marriott International’s financial systems to process and record various transactions, during the fourth quarter of 2012 we ceased using Marriott International’s systems for certain payroll and benefit related items. In connection with our outsourcing of these services to a third party, and in order to continuously improve our internal control environment, we implemented new internal controls over financial reporting related to payroll and benefit related transactions.

Other than those noted above, there were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with our 2013 Annual Meeting of Shareholders by reference in this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate this information by reference to “Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of our Board,” “Transactions with Related Persons,” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Conduct below.

Executive Officers

Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 15, 2013, except where indicated.

Name and Title	Age	Business Experience
Stephen P. Weisz President and Chief Executive Officer	62	Stephen P. Weisz has served as our President since 1996 and as our Chief Executive Officer since 2011. Mr. Weisz joined Marriott International in 1972. Over his 39-year career with Marriott International, he held a number of leadership positions in the Lodging division, including Regional Vice President of the Mid-Atlantic Region, Senior Vice President of Rooms Operations, and Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994 before being named to lead our company in 1996. He currently serves as a Trustee of the American Resort Development Association and is on the Board of Trustees of Children’s Miracle Network.

R. Lee Cunningham Executive Vice President and Chief Operating Officer	53	R. Lee Cunningham has served as our Executive Vice President and Chief Operating Officer since December 2012. From 2007 to December 2012, he served as our Executive Vice President and Chief Operating Officer – North America and Caribbean. Mr. Cunningham joined Marriott International in 1982 and held various front office assignments at Marriott hotels in Atlanta, Scottsdale, Miami, Kansas City, and Washington, D.C. In 1990, he became one of Marriott International’s first revenue management-focused associates and held roles at property, regional and corporate levels. Mr. Cunningham joined our company in 1997 as Vice President of Revenue Management and Owner Service Operations.

Clifford M. Delorey Executive Vice President and Chief Resort Experience Officer	52	Clifford M. Delorey has served as our Executive Vice President and Chief Resort Experience Officer since October 2012. From May 2011 to October 2012, Mr.

Delorey served as Vice President of Operations for the Middle East and Africa region for Marriott International. From April 2006 to May 2011, he served as our Vice
President of Operations for the East region. Mr. Delorey joined Marriott International in 1981 and served in a number of operational roles, including Director of
		International Operations.

John E. Geller, Jr. Executive Vice President and Chief Financial Officer	45	John E. Geller, Jr. has served as our Executive Vice President and Chief Financial Officer since 2009. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer. In 2008, he led finance and accounting for Marriott International’s North American Lodging Operation’s West region as Chief Financial Officer. Mr. Geller began his professional career at Arthur Andersen, where he was promoted to audit partner in its real estate and hospitality practice in 2000. During 2002 and 2003, he was an audit partner with Ernst & Young in its real estate and hospitality practice. Mr. Geller served as Chief Financial Officer at AutoStar Realty in 2004. Mr. Geller is a C.P.A.

James H Hunter, IV Executive Vice President and General Counsel	50	James H Hunter, IV has served as our Executive Vice President and General Counsel since November 2011. Prior to that time, he had served as Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994 as Corporate Counsel and was promoted to Senior Counsel in 1996 and Assistant General Counsel in 1998. While at Marriott International, he held several leadership positions supporting development of Marriott’s lodging brands in all regions worldwide. Prior to joining Marriott International, Mr. Hunter was an associate at the law firm of Davis, Graham & Stubbs in Washington, D.C.

Lizabeth Kane-Hanan Executive Vice President and Chief Growth and Inventory Officer	46	Lizabeth Kane-Hanan has served as our Executive Vice President and Chief Growth and Inventory Officer since November 2011. Prior to that time, she had served as our Senior Vice President, Resort Development and Planning, Inventory and Revenue Management and Product Innovation since 2009. Ms. Kane-Hanan joined our company in 2000, and has nearly 25 years of hospitality industry experience. Before joining Marriott International, she spent 14 years in public accounting and advisory firms, including Arthur Andersen and Horwath Hospitality, where she specialized in real estate strategic planning, acquisitions and development. At our company, she has held several leadership positions of increasing responsibility.

Brian E. Miller Executive Vice President and Chief Sales and Marketing Officer	49	Brian E. Miller has served as our Executive Vice President and Chief Sales and Marketing Officer since November 2011. Prior to that time, he had served as our Senior Vice President, Sales and Marketing and Service Operations since 2007. Mr. Miller joined our company in 1991 as National Director of Marketing Operations and has more than 25 years of vacation ownership marketing and sales expertise. In 1994, he was promoted to Vice President of Marketing. From 1995 to 2000, he served as Regional Vice President of Sales and Marketing for the Europe and Middle East region based in London. He left our company briefly, but returned in 2001 to assume the role of Senior Vice President, Sales and Marketing.

Dwight D. Smith Executive Vice President and Chief Information Officer	52	Dwight D. Smith has served as our Executive Vice President and Chief Information Officer since December 2011. Prior to that time, he served as our Senior Vice President and Chief Information Officer since 2006. Mr. Smith joined Marriott International in 1988 as Senior Manager and then Director of Information Resources for Roy Rogers Restaurants. He worked from 1982 to 1988 at Andersen Consulting as Staff Consultant and then Consulting Manager in the advanced technology group. Mr. Smith moved to our corporate headquarters in 1990.

Michael E. Yonker Executive Vice President and Chief Human Resources Officer	54	Michael E. Yonker has served as our Executive Vice President and Chief Human Resources Officer since December 2011. Prior to that time, he served as our Chief Human Resources Officer since 2010. Mr. Yonker joined Marriott International in 1983 as Assistant Controller at the Lincolnshire Marriott Resort in Chicago. While at Marriott International, he held a number of positions with increasing responsibility in both the finance and human resources areas. From 1996 to 1998, he was the Area

Director of Human Resources, supporting the mid-central region at Sodexho Marriott. He returned to Marriott International in 1998 as Vice President, Human Resources supporting the Midwest Region and was named our Vice President, Human Resources in 2007 supporting global operations.

Code of Conduct

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

Item 11. Executive Compensation

We incorporate this information by reference to the “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” sections of our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate this information by reference to the “Transactions with Related Persons,” and “Director Independence” sections of our Proxy Statement.

Item 14. Principal Accounting Fees and Services

We incorporate this information by reference to the “Independent Registered Public Accounting Firm Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)-(2) Financial Statements and Schedules

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report. We include the financial statement schedules required by the applicable accounting regulations of the SEC in the notes to our consolidated financial statements and incorporate that information in that information in this Item 15 by reference.

(a)(3) Exhibits

See “Index to Exhibits” beginning on page 70, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Report and identifies which of those exhibits are management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2013.

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

Principal Executive Officer:

/s/ Stephen P. Weisz
Stephen P. Weisz	President, Chief Executive Officer and Director

Principal Financial Officer:

/s/ John E. Geller, Jr.
John E. Geller, Jr.	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ Laurie A. Sullivan
Laurie A. Sullivan	Senior Vice President, Corporate Controller and Chief Accounting Officer

Directors:

/s/ William J. Shaw	/s/ Thomas J. Hutchison, III
William J. Shaw, Chairman	Thomas J. Hutchison, III, Director

/s/ Raymond L. Gellein, Jr.	/s/ Melquiades R. Martinez
Raymond L. Gellein, Jr., Director	Melquiades R. Martinez, Director

/s/ Deborah Marriott Harrison	/s/ William W. McCarten
Deborah Marriott Harrison, Director	William W. McCarten, Director

INDEX TO EXHIBITS

The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Marriott Vacations Worldwide Corporation, 6649 Westwood Blvd., Orlando, FL 32821, Attention: Corporate Secretary.

Exhibit No.	Description

2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on October 14, 2011).

10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.2	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.3	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.4	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.5	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement filed as Exhibit 10.4 hereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 18, 2012).

10.6	Marriott Rewards Affiliation Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.7	Non-Competition Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.8	Omnibus Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.9	First Amendment to Services Exhibit, dated as of October 10, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation to the Omnibus Transition Services Agreement filed as Exhibit 10.8 hereto.

10.10	Payroll Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.11	Amendment, dated November 5, 2012, to the Payroll Services Agreement between Marriott International, Inc. and Marriott Vacations Worldwide Corporation filed as Exhibit 10.10 hereto.

10.12	Human Resources and Internal Communications Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.13	Amendment, dated October 26, 2012, to the Human Resources and Internal Communications Transition Services Agreement between Marriott International, Inc. and Marriott Vacations Worldwide Corporation filed as Exhibit 10.12 hereto.

10.14	Information Resources Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.15	Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on November 7, 2011).*

10.16	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.17	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.18	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.19	Form of Non-Employee Director Share Award Confirmation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.20	Form of Non-Employee Director Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 21, 2012).*

10.21	Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.22	Form of Participation Agreement for Change in Control Severance Plan – Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.23	Non-Competition Agreement for Approved Retirees dated as of December 6, 2012 made by Robert A. Miller in favor of Marriott Vacations Worldwide Corporation.*

10.24	Independent Contractor Agreement dated as of January 2, 2013 between Marriott Ownership Resorts, Inc. and RAMCO Advisors, LLC.*

10.25	Second Amended and Restated Indenture and Servicing Agreement, entered into September 11, 2012 and dated as of September 1, 2012, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2012).

10.26	Amended and Restated Sale Agreement, entered into September 11, 2012 and dated as of September 1, 2012, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2012).

10.27	Omnibus Amendment No. 1, dated January 15, 2013, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other parties named therein to, among other agreements, the Second Amended and Restated Indenture and Servicing Agreement filed as Exhibit 10.25 hereto and the Amended and Restated Sale Agreement filed as Exhibit 10.22 hereto.

10.28	Amendment and Restatement Agreement, dated as of November 30, 2012, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., certain subsidiaries of Marriott Vacations Worldwide Corporation, JPMorgan Chase Bank, N.A., and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2012).

10.29	Amended and Restated Credit Agreement, dated as of November 30, 2012, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as co-syndication agents (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2012).

10.30	Amended and Restated Guarantee and Collateral Agreement, dated as of November 30, 2012, made by Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and certain subsidiaries of Marriott Vacations Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions or entities from time to time parties to the Amended and Restated Credit Agreement filed as Exhibit 10.29 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 30, 2012).

21.1	Subsidiaries of Marriott Vacations Worldwide Corporation.

23.1	Consent of Ernst & Young, LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) Consolidated Statements of Operations for the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010; (iii) the Consolidated Balance Sheets at December 28, 2012 and December 30, 2011; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010; and (v) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

INDEX TO FINANCIAL STATEMENTS

MARRIOTT VACATIONS WORLDWIDE CORPORATION

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Marriott Vacations Worldwide Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance on the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance on prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 28, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott Vacations Worldwide Corporation:

We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Marriott Vacations Worldwide Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Marriott Vacations Worldwide Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott Vacations Worldwide Corporation as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott Vacations Worldwide Corporation:

We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott Vacations Worldwide Corporation at December 28, 2012 and December 30, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2012 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida

February 22, 2013

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years 2012, 2011 and 2010

(In millions, except per share amounts)

	2012	2011	2010
REVENUES
Sale of vacation ownership products	$627	$634	$635
Resort management and other services	253	238	227
Financing	151	169	188
Rental	225	212	187
Other	30	29	29
Cost reimbursements	362	331	318

TOTAL REVENUES	1,648	1,613	1,584

EXPENSES
Cost of vacation ownership products	205	242	245
Marketing and sales	330	342	344
Resort management and other services	199	198	196
Financing	26	28	26
Rental	225	220	194
Other	14	13	18
General and administrative	86	81	82
Litigation settlement	41	3	2
Organizational and separation related	16	—	—
Interest	58	47	56
Royalty fee	61	4	—
Impairment	—	324	15
Cost reimbursements	362	331	318

TOTAL EXPENSES	1,623	1,833	1,496

Gains and other income	9	2	21
Equity in earnings (losses)	1	—	(8)
Impairment reversals on equity investment	2	4	11

INCOME (LOSS) BEFORE INCOME TAXES	37	(214)	112
(Provision) benefit for income taxes	(21)	36	(45)

NET INCOME (LOSS)	16	(178)	67

Basic earnings (loss) per share	$0.46	$(5.29)	$2.00

Shares used in computing basic earnings (loss) per share	34.4	33.7	33.7

Diluted earnings (loss) per share	$0.44	$(5.29)	$2.00

Shares used in computing diluted earnings (loss) per share	36.2	33.7	33.7

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Fiscal Years 2012, 2011 and 2010

($ in millions)

	2012	2011	2010
Net income (loss)	$16	$(178)	$67
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	(9)	8

Total other comprehensive income (loss), net of tax	2	(9)	8

COMPREHENSIVE INCOME (LOSS)	$18	$(187)	$75

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

Fiscal Year-End 2012 and 2011

($ in millions, except per share amounts)

	2012	2011
ASSETS

Cash and cash equivalents	$103	$110
Restricted cash (including $31 and $42 from VIEs, respectively)	68	81
Accounts and contracts receivable (including $5 and $0 from VIEs, respectively)	100	104
Vacation ownership notes receivable (including $727 and $910 from VIEs, respectively)	1,056	1,149
Inventory	881	959
Property and equipment	261	285
Other (including $0 and $6 from VIEs, respectively)	135	157

Total Assets	$2,604	$2,845

LIABILITIES AND EQUITY

Accounts payable	$113	$145
Advance deposits	42	46
Accrued liabilities (including $1 and $0 from VIEs, respectively)	181	121
Deferred revenue	32	28
Payroll and benefits liability	82	55
Liability for Marriott Rewards customer loyalty program	159	225
Deferred compensation liability	45	47
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $674 and $847 from VIEs, respectively)	678	850
Other (including $0 and $2 from VIEs, respectively)	38	76
Deferred taxes	43	78

Total Liabilities	1,453	1,711

Contingencies and Commitments (Note 9)

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 35,026,533 and 33,845,700 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,116	1,117
Accumulated other comprehensive income	21	19
Retained earnings (deficit)	14	(2)

Total Equity	1,151	1,134

Total Liabilities and Equity	$2,604	$2,845

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years 2012, 2011 and 2010

($ in millions)

	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$16	$(178)	$67
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30	33	35
Amortization of debt issuance costs	7	4	4
Provision for loan losses	42	37	51
Share-based compensation	12	11	10
Excess tax benefits from share-based compensation	(3)	—	—
Gain on disposal of property and equipment, net	(8)	(2)	(21)
Deferred income taxes	(50)	(57)	74
Equity method (income) loss	(1)	—	8
Impairment charges	—	324	15
Impairment reversals on equity investment	(2)	(4)	(11)
Net change in assets and liabilities:
Accounts and contracts receivable	(3)	(3)	2
Notes receivable originations	(262)	(256)	(256)
Notes receivable collections	311	322	351
Inventory	68	113	64
Other assets	24	(24)	2
Accounts payable, advance deposits and accrued liabilities	21	48	(19)
Liability for Marriott Rewards customer loyalty program	(64)	5	(35)
Deferred revenue	4	(28)	(2)
Payroll and benefit liabilities	27	(25)	16
Deferred compensation liability	(2)	1	3
Other liabilities	(5)	—	14
Other, net	1	—	7

Net cash provided by operating activities	163	321	379

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(17)	(15)	(24)
Note collections	—	20	—
Decrease (increase) in restricted cash	12	(15)	17
Dispositions	8	19	46

Net cash provided by investing activities	3	9	39

FINANCING ACTIVITIES
Borrowings from securitization transactions	238	125	218
Repayment of debt related to securitizations	(411)	(295)	(323)
Borrowings on Revolving Corporate Credit Facility	15	1	—
Repayments on Revolving Corporate Credit Facility	(15)	(1)	—
Debt issuance costs	(7)	(10)	(3)
Repayment of third party debt	—	(2)	(52)
Proceeds from stock option exercises	9	—	—
Excess tax benefits from share-based compensation	3	—	—
Payment of withholding taxes on vesting of restricted stock units	(4)	—	—
Net distribution to Marriott International	—	(64)	(264)

Net cash used in financing activities	(172)	(246)	(424)

Effect of changes in exchange rates on cash and cash equivalents	(1)	—	—
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(7)	84	(6)
CASH AND CASH EQUIVALENTS, beginning of year	110	26	32

CASH AND CASH EQUIVALENTS, end of year	$103	$110	$26

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Non-cash reduction of Additional paid-in capital for increase in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	$(16)	$—	$—
Non-cash reduction of Additional paid-in capital for elimination of a receivable from Marriott International at Spin-Off	(5)	—	—
Non-cash assumption of other debt	1	—	—
Non-cash settlement of transactions with Marriott International through equity	—	478	—
Issuance of preferred stock to Marriott International	—	40	—
Equity distribution payable to Marriott International	—	(23)	—
Issuance of common stock for exercise of stock options	—	1	—

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years 2012, 2011 and 2010

(In millions)

	Common Stock		Divisional	Additional Paid-In	Accumulated Other Comprehensive	Retained (Deficit)	Total
	Shares	Amount	Equity	Capital	Income	Earnings	Equity
Balance at year-end 2009	—	—	2,203	—	20	—	2,223
Impact of adoption of ASU 2009-17(1)	—	—	(141)	—	—	—	(141)

Opening balance 2010	—	—	2,062	—	20	—	2,082

Net income	—	—	67	—	—	—	67
Foreign currency translation adjustments	—	—	—	—	8	—	8
Net transfers to Parent	—	—	(253)	—	—	—	(253)

Balance at year-end 2010	—	—	1,876	—	28	—	1,904
Net loss	—	—	(176)	—	—	(2)	(178)
Foreign currency translation adjustments	—	—	—	—	(9)	—	(9)
Issuance of common stock	34	—	—	1	—	—	1
Amounts related to equity-based compensation	—	—	—	3	—	—	3
Reclassification of Parent Company investment to Additional paid-in capital(2)	—	—	(1,113)	1,113	—	—	—
Net distribution to Marriott International	—	—	(587)	—	—	—	(587)

Balance at year-end 2011	34	—	—	1,117	19	(2)	1,134
Net income	—	—	—	—	—	16	16
Foreign currency translation adjustments	—	—	—	—	2	—	2
Adjustment to reclassification of Marriott International investment to Additional paid-in capital(3)	—	—	—	(21)	—	—	(21)
Amounts related to share-based compensation	1	—	—	20	—	—	20

Balance at year-end 2012	35	$—	$—	$1,116	$21	$14	$1,151

(1)	The abbreviation ASU means Accounting Standards Update.
(2)	Upon the effective date of the Spin-Off, Marriott Vacations Worldwide’s Divisional equity was reclassified and allocated between Common stock and Additional paid-in capital based on the number of shares of Marriott Vacations Worldwide common stock issued and outstanding.
(3)	Primarily consists of an adjustment to Deferred tax liabilities for changes in the valuation of Marriott Vacations Worldwide at the time of the Spin-Off, an adjustment to a receivable from Marriott International and other adjustments to the Deferred tax liabilities at the time of Spin-Off.

See Notes to Consolidated Financial Statements

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

Our business is grouped into four reportable segments: North America, Luxury, Europe and Asia Pacific. We operate 64 properties in the United States and nine other countries and territories.

We generate most of our revenues from four primary sources: selling vacation ownership products, managing our resorts, financing consumer purchases, and renting vacation ownership inventory.

Our Spin-Off from Marriott International, Inc.

On November 21, 2011, the spin-off of Marriott Vacations Worldwide from Marriott International (the “Spin-Off”) was completed pursuant to a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) between Marriott Vacations Worldwide and Marriott International. Marriott Vacations Worldwide became an independent public company as a result of the distribution pursuant to the Spin-Off of 100 percent of the outstanding shares of Marriott Vacations Worldwide common stock to the shareholders of Marriott International.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements presented herein and discussed below include 100 percent of the assets, liabilities, revenues, expenses and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities for which Marriott Vacations Worldwide is the primary beneficiary in accordance with the consolidation accounting guidance. Through the date of the Spin-Off, these financial statements present the historical consolidated results of operations, financial position and cash flows of the Marriott Vacations Worldwide business that now comprises our operations. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Our fiscal year ends on the Friday nearest to December 31. The fiscal years in the following table have 52 weeks. Unless otherwise specified, each reference to a particular year in these financial statements means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date
2012	December 28, 2012
2011	December 30, 2011
2010	December 31, 2010

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

Through the date of the Spin-Off, our Financial Statements include costs for services provided by Marriott International including, but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect a reasonable allocation to us of the actual costs incurred to perform these services. Marriott International allocated indirect general and administrative costs to us for certain functions provided by Marriott International. The services provided to us included, but were not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support, which were allocated to us primarily on the basis of our proportion of Marriott International’s overall revenue. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. Following the Spin-Off, we perform these functions using our own resources or purchased services from either Marriott International or third parties. For an interim period some of these functions will continue to be provided by Marriott International under Transition Services Agreements (“TSAs”). In addition to the TSAs, we entered into a number of commercial agreements with Marriott International in connection with the Spin-Off, many of which have terms longer than one year. These agreements may not have existed prior to the Spin-Off, or may be on different terms than the terms of agreements between us and Marriott International that existed prior to Spin-Off.

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

Prior to the Spin-Off, Marriott International allocated a portion of expenses associated with its self-insurance programs to us as part of the historical costs for services Marriott International provided. In connection with the Spin-Off, Marriott International did not allocate any portion of the related reserves as these reserves represent obligations of Marriott International which are not transferable.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, property and equipment valuation, loan loss reserves, Marriott Rewards customer loyalty program liabilities, self-insured medical plan reserves, equity-based compensation, income taxes, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

We have also reclassified certain prior year amounts to conform to our 2012 presentation.

Revenue Recognition

Sales of Vacation Ownership Products

We market and sell real estate and in substance real estate in our four reportable segments. Real estate and in substance real estate include deeded vacation ownership products, deeded beneficial interests, rights to use real estate, and other interests in trusts that solely hold real estate and deeded whole ownership units in residential buildings. Within the Luxury segment, we also market and sell residential units at certain properties on a limited basis.

Our sales of vacation ownership products may be made for cash or we may provide financing. We generally do not provide financing on sales of whole ownership products. Except for revenue from the sale of residential stand-alone structures, which we recognize upon transfer of title to a third party, we recognize revenue when all of the following exist or are true: the customer has executed a binding sales contract, the statutory rescission period has expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), we have deemed the receivable collectible and the remainder of our obligations are substantially completed. In addition, before we recognize any revenues, the purchaser must have met the initial investment criteria and, as applicable, the continuing investment criteria. A purchaser has met the initial investment criteria when we receive a minimum down payment. In accordance with the guidance for accounting for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where we provide financing to the purchaser, the purchaser must be obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment.

If construction of the purchased vacation ownership product is not complete, we apply the percentage-of-completion method of accounting provided that the preliminary construction stage is complete and that a minimum sales level has been met (to ensure that the property will not revert to a rental property). We deem the preliminary stage of development to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. We determine completion percentage by comparing the proportion of inventory costs incurred to total estimated costs. We base these estimated costs on our historical experience, market conditions and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.

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

We provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance and certain accounting and administrative services for property owners’ associations. We receive compensation for such management services which is generally based on either a percentage of total costs to operate such resorts or a fixed fee arrangement. We recognize revenues when earned in accordance with the terms of the contract and record them as a component of Resort management and other services revenues on our Statements of Operations. Management fee revenues were $67 million, $63 million and $60 million during 2012, 2011 and 2010, respectively.

Financing Revenues

We offer consumer financing as an option to qualifying customers purchasing vacation ownership products, which is typically collateralized by the underlying vacation ownership products. We recognize interest income on an accrual basis. The contractual terms of the financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the vacation ownership product being financed, which is generally ten years. Generally, payments commence under the financing contracts 30 to 60 days after closing and upon receipt of a minimum down payment of 10 percent. We record an estimate of uncollectible amounts at the time of the sale with a charge to the provision for loan losses, which we classify as a reduction of Sales of vacation ownership products on our Statements of Operations. Revisions to estimates of uncollectible amounts also impact the provision for loan losses and can increase or decrease revenue. We earn interest income from the financing arrangements on the principal balance outstanding over the life of the arrangement and record that interest income in Financing revenues on our Statements of Operations.

Rental Revenues

We record rental revenues when occupancy has occurred or, in the case of unused prepaid rentals, upon forfeiture.

Fee Revenues

Both Financing revenues and Resort management and other services revenues include additional fees for services we provide to our property owners’ associations, as well as certain annual and transaction based fees we charge to owners and other third parties for services. We recognize fee revenues when services have been rendered. Fee revenues included in Financing revenues were $6 million in 2012, $7 million in 2011 and $7 million in 2010, as reflected on our Statements of Operations. Fee revenues included in Resort management and other services revenues were $23 million in 2012, $17 million in 2011 and $10 million in 2010, as reflected on our Statements of Operations.

Cost Reimbursements

Cost reimbursements include direct and indirect costs that property owners’ associations and joint ventures reimburse to us. In accordance with the accounting guidance for gross versus net presentation, we record these revenues on a gross basis. These costs primarily consist of payroll and payroll-related costs for management of the property owners’ associations and other services we provide where we are the employer. We recognize cost reimbursements when we incur the related reimbursable costs. Cost reimbursements are based upon actual expenses with no added margin.

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

We account for vacation ownership inventory and cost of vacation ownership products in accordance with time-sharing accounting standards, which define a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to time-sharing accounting standards, we do not reduce inventory for cost of vacation ownership products related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-ups, and are recorded in Cost of vacation ownership product expenses on the Statements of Operations to retrospectively adjust the margin previously recorded subject to those estimates. For 2012, 2011 and 2010, product cost true-ups relating to vacation ownership products increased carrying values of inventory by $30 million, $2 million and $6 million, respectively.

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

Capitalization of Costs

We capitalize interest and certain salaries and related costs incurred in connection with the following: (1) development and construction of sales centers; (2) internally developed software; and (3) development and construction projects for our real estate inventory. We capitalize interest expense and costs clearly associated with the acquisition, development and construction of a real estate project when it is probable that we will acquire a property or an option to acquire a property. We capitalize salary and related costs only to the extent they directly relate to the project. We capitalize taxes and insurance costs when activities that are necessary to get the property ready for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete (such as typically three months after a project phase receives a certificate of occupancy). Capitalized salaries and related costs totaled $8 million, $11 million and $19 million for 2012, 2011 and 2010, respectively.

Defined Contribution Plan

We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. Our employees participated in Marriott International’s comparable plan prior to the Spin-Off. Subsequent to the Spin-Off, our employees are no longer eligible to participate in Marriott International’s defined contribution plan, and are now able to participate in the comparable defined contribution plan we established. We recognized compensation expense (net of cost reimbursements from property owners’ associations) for our participating employees totaling $5 million in 2012, $6 million in 2011 and $6 million in 2010. Of the $6 million compensation expense we recognized in 2011, $5 million was recognized prior to the Spin-Off and was associated with the Marriott International defined contribution plan and $1 million was recognized subsequent to the Spin-Off and was associated with our newly established defined contribution plan.

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

Marriott Rewards Customer Loyalty Program

We participate in the Marriott Rewards customer loyalty program and we offer Marriott Rewards Points, or “points,” which we purchase from Marriott International, as incentives to purchase vacation ownership products and/or through exchange and other activities. Marriott International maintains and administers this program and points cannot be redeemed for cash. The associated expense is classified in the Statements of Operations based on the source of the expense and related revenue stream.

For periods subsequent to 2011, we generally pay Marriott International for Marriott Rewards Points within 30 days of issuance. For Marriott Rewards Points issued for exchanges in the calendar fourth quarter, payment is due within 120 days of year-end. The rates we pay for the Marriott Rewards Points are based upon historical redemption costs. Our liability for these Marriott Rewards Points is included in Accrued liabilities on the Balance Sheets.

For Marriott Rewards Points issued prior to 2012, we pay Marriott International for Marriott Rewards Points when the points are redeemed by program members. Our liability for Marriott Rewards Points issued prior to 2012 represents the net present value of future cash outlays that we are obligated to pay Marriott International based on actual point redemptions. We base the carrying value of this liability on a statistical model that projects the dollar value and timing of future point redemptions. The most significant estimates involve the future cost of redeemed points, the breakage for points that will never be redeemed, and the pace at which points are redeemed. We base our estimates for these items on our historical experience, current trends and other considerations. Actual results could differ from our projections so the actual discounted future cash outlays associated with our Marriott Rewards customer loyalty program liability could differ from the amounts currently recorded.

Our liability for Marriott Rewards Points issued prior to 2012 represents the amount that we are obligated to pay to Marriott International based on future redemptions. These future redemptions consist of actual redemptions incurred during years 2013 to 2015, with a final lump sum payment in 2016. The lump sum payment represents an estimate of the present value of anticipated future redemptions of any remaining Marriott Rewards Points issued in connection with our business prior to 2012. Our liability for these Marriott Rewards Points is included in Liability for Marriott Rewards customer loyalty program on the Balance Sheets. See Footnote No. 12, “Other Liabilities” for more information.

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

Accounts and Contracts Receivable

Accounts and contracts receivable are presented net of allowances of $2 million at the end of both 2012 and 2011.

Loan Loss Reserves

Vacation Ownership Notes Receivable

We record an estimate of expected uncollectibility on all notes receivable from vacation ownership purchasers as a reduction of revenues from the sales of vacation ownership products at the time we recognize profit on a vacation ownership product sale. We fully reserve for all defaulted vacation ownership notes receivable in addition to recording a reserve on the estimated uncollectible portion of the remaining vacation ownership notes receivable. For those vacation ownership notes receivable that are not in default, we assess collectibility based on pools of vacation ownership notes receivable because we hold large numbers of homogeneous vacation ownership notes receivable. We use the same criteria to estimate uncollectibility for non-securitized vacation ownership notes receivable and securitized vacation ownership notes receivable because they perform similarly. We estimate uncollectibility for each pool based on historical activity for similar vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.42 percent and 7.71 percent as of December 28, 2012 and December 30, 2011, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for credit losses of $6 million as of December 28, 2012 and December 30, 2011.

For additional information on our vacation ownership notes receivable, including information on the related reserves, see Footnote No. 3, “Vacation Ownership Notes Receivable.”

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

Costs Incurred to Sell Vacation Ownership Products

We charge the majority of marketing and sales costs we incur to sell vacation ownership products to expense when incurred. Deferred marketing and selling expenses, which are direct marketing and selling costs related either to an unclosed contract or a contract for which 100 percent of revenue has not yet been recognized, were $4 million at year-end 2012 and $3 million at year-end 2011 and are included in the accompanying Balance Sheets in the Other caption within Assets.

Valuation of Property and Equipment

Property and equipment includes our sales centers, golf courses, information technology and other assets used in the normal course of business, as well as land parcels that are not part of an approved development plan and do not meet the criteria to be classified as held for sale. We test long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, and significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and we expect the plan will be completed within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life. Refer to Footnote No. 8, “Property and Equipment,” for additional information.

For information on impairment losses that we recorded associated with long-lived assets, see Footnote No. 16, “Impairment Charges.”

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

Fair Value Measurements

We have various financial instruments we must measure at fair value on a recurring basis. See Footnote No. 4, “Financial Instruments,” for further information. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets and liabilities.

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

Derivative Instruments

From time to time, we may use derivative instruments to reduce market risk due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of the Warehouse Credit Facility (as defined in Footnote No. 10, “Debt”). As of December 28, 2012, we were not party to any material derivative instruments or hedges.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determines how the change in fair value of the derivative instrument is recorded in our Financial Statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative to be highly effective in offsetting the underlying hedged cash flows or fair value and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment in non-U.S. operations hedge based on the exposure we are hedging. The asset or liability value of the derivative will change in tandem with its fair value. For the effective portion of qualifying hedges, we record changes in fair value in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings. As a matter of policy, we only enter into hedging transactions that we believe will be highly effective at offsetting the underlying risk and do not use derivatives for trading or speculative purposes.

Prior to the Spin-Off, Marriott International entered into derivative instruments on our behalf. Marriott International managed our exposure to market risks by monitoring available financing alternatives, as well as through development and application of credit granting policies. Marriott International also used derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, fair value hedges, and other derivative instruments, as part of Marriott International’s overall strategy to manage our exposure to market risks.

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

Share-Based Compensation Costs

In conjunction with the Spin-Off, we established the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (“Marriott Vacations Worldwide Stock Plan”) in order to compensate our employees and directors by issuing equity awards such as stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) to them. Prior to the Spin-Off, certain of our employees received equity awards under the Marriott International, Inc. Stock and Cash Incentive Plan (“Marriott International Stock Plan”). For the fiscal year ended 2012 and the period from November 21, 2011 through December 30, 2011, our Statement of Operations includes expenses related to our employees’ participation in both the Marriott Vacations Worldwide Stock Plan and the Marriott International Stock Plan. For the period from January 1, 2011 through November 20, 2011 and the fiscal year ended 2010, our Statements of Operations include expenses related to our employees’ participation in the Marriott International Stock Plan.

We follow the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that a company measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, share-based awards granted to our employees vest ratably over a four-year period, and we recognize the expense associated with these awards in our Statements of Operations on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. We measure the amount of compensation expense for share-based awards based on the fair value of the awards as of the date that the share-based awards are granted and adjust that expense to the estimated number of awards that we expect will vest. We generally determine the fair value of stock options and SARs using the Black-Scholes option valuation model which incorporates assumptions about expected volatility, risk free interest rate, dividend yield and expected term. The fair value of RSUs represents the number of awards granted multiplied by the average of the high and low market price of our common stock on the date the awards are granted. For awards granted after 2005, we recognize compensation cost for share-based awards ratably over the vesting period. See Footnote No. 14, “Share-Based Compensation,” for more information.

Advertising Costs

We expensed advertising costs as incurred of $2 million, $3 million and $3 million in 2012, 2011 and 2010, respectively. These costs are included in the Marketing and sales expense caption on our Statements of Operations.

Income Taxes

Although for periods prior to the Spin-Off we did not file separate tax returns from Marriott International, we have calculated the income tax provision included in these Financial Statements based on a separate return methodology, as if the entities were separate taxpayers in the respective jurisdictions. As a result, our deferred tax balances and effective tax rate as a stand-alone entity will likely differ significantly from those recognized historically. Prior to the Spin-Off, our results of operations were included in the consolidated tax filings of other Marriott International entities within the respective entity’s tax jurisdiction. Commencing with periods subsequent to November 21, 2011, we file our own consolidated U.S. federal and state income tax returns and any required filings for non-U.S. jurisdictions based on the applicable tax year in each jurisdiction.

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

Prior to the Spin-Off, we did not maintain taxes payable to or from Marriott International and the tax balances outstanding at Spin-Off will be settled in accordance with the Tax Sharing and Indemnification Agreement that we entered into on November 17, 2011 with Marriott International. These deemed settlements are reflected as changes in Shareholder’s Equity.

For information about income taxes and deferred tax assets and liabilities, see Footnote No. 2, “Income Taxes.”

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings (loss) per common share by application of the treasury stock methods. For 2011, basic weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period prior to the Spin-Off, plus the weighted average of such shares outstanding following the Spin-Off date through year-end 2011. For 2010, basic and diluted weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period.

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

Accounting Standards Update No. 2011-05—“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) and Accounting Standards Update No. 2011-12—“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU No. 2011-12”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-12 defers until further notice ASU No. 2011-05’s requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and both ASU No. 2011-05 and ASU No. 2011-12 became effective during our first quarter of 2012. The adoption of these updates changed the order in which certain financial statements are presented and has required us to provide additional detail on those financial statements, but did not have a material impact on our Financial Statements.

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

We entered into a Tax Sharing and Indemnification Agreement with Marriott International effective November 21, 2011 (as subsequently amended, the “Tax Sharing and Indemnification Agreement”), which governs the allocation of responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide and each will indemnify and hold harmless the other from and against the taxes so allocated. During 2012, Marriott International completed the valuation of the assets distributed to Marriott Vacations Worldwide at the time of the Spin-Off, which resulted in an increase in our Deferred tax liabilities of $12 million and a corresponding reduction of Additional paid-in capital. Based upon the completed valuations, we re-allocated basis within our consolidated subsidiaries and recorded a decrease to our Deferred tax liabilities of $8 million and a corresponding increase to Additional paid-in capital. Further, we increased our Deferred tax liabilities by $12 million for adjustments to the Deferred tax liabilities at the time of Spin-Off with a corresponding reduction of Additional paid-in capital.

In addition, under the Tax Sharing and Indemnification Agreement, Marriott International is allocated the responsibility for payment of taxes for our taxable income prior to Spin-Off and we are allocated the responsibility for payment of taxes for our taxable income subsequent to Spin-Off.

The income (loss) before provision (benefit) of income taxes by geographic region is as follows:

($ in millions)	2012	2011	2010
United States	$45	$(129)	$88
Non-U.S. jurisdictions	(8)	(85)	24

	$37	$(214)	$112

Our current tax provision does not reflect the benefits attributable to us for the exercise or vesting of employee share-based awards of $3 million in 2012, less than $1 million in 2011 and $3 million in 2010.

Our (provision for) benefit from income taxes consists of:

($ in millions)	2012	2011	2010
Current – U.S. Federal	$(62)	$(10)	$39
– U.S. State	(9)	(1)	1
– Non-U.S.	—	(10)	(9)

	(71)	(21)	31

Deferred – U.S. Federal	43	55	(68)
– U.S. State	6	6	(7)
– Non-U.S.	1	(4)	(1)

	50	57	(76)

	$(21)	$36	$(45)

The deferred tax assets and related valuation allowances in these Financial Statements have been determined on a separate return basis. The assessment of the valuation allowances requires considerable judgment on the part of management, with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. Valuation allowances are recorded against the deferred tax assets of certain foreign operations for which historical losses, restructuring and impairment charges have been incurred. The change in the valuation allowances established were $4 million in 2012, $13 million in 2011 and $3 million in 2010.

We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($66 million as of year-end 2012) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

We conduct business in countries that grant “holidays” from income taxes for five to thirty year periods. These holidays expire through 2034. Without these tax “holidays,” we would have incurred the following aggregate income taxes: $3 million in 2012, $4 million in 2011 and $5 million in 2010.

As a large taxpayer, Marriott International is continuously under audit by the IRS and other taxing authorities. We have joined in the Marriott International U.S. Federal tax consolidated filing for all years prior to 2011 and the portion of 2011 up to the date of the Spin-Off. The IRS has examined Marriott International’s federal income tax returns, and it has settled all issues for the tax years through 2009. Marriott International participated in the IRS Compliance Assurance Program for the 2011 and 2010 tax years. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period. Pursuant to the Tax Sharing and Indemnification Agreement, Marriott International is liable and shall pay the relevant tax authority for all taxes related to the taxable income prior to the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities.

Our total unrecognized tax benefit balance was less than $1 million at year-end 2012, $2 million at year-end 2011 and $1 million at year-end 2010 that, if recognized, would impact our effective tax rate. Our unrecognized tax benefit reflects a decrease of $2 million in 2012, an increase of $1 million in 2011 and an increase of $1 million in 2010, in each case representing non-U.S. audit activity.

The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2010 to the end of 2012:

($ in millions)	2012	2011	2010
Unrecognized tax benefit at beginning of year	$2	$1	$—
Change attributable to tax positions taken during a prior period	—	1	1
Decrease attributable to settlements with taxing authorities	(2)	—	—

Unrecognized tax benefit at end of year	$—	$2	$1

In accordance with our accounting policies, we recognize accrued interest and penalties related to our unrecognized tax benefits as a component of tax expense. Related interest expense and accrued interest expense each totaled less than $1 million in each of 2012, 2011 and 2010.

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

Total deferred tax assets and liabilities as of year-end 2012 and year-end 2011 were as follows:

($ in millions)	At Year-End 2012	At Year-End 2011
Deferred tax assets	$128	$106
Deferred tax liabilities	(171)	(184)

Net deferred tax liability	$(43)	$(78)

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of year-end 2012 and year-end 2011 were as follows:

($ in millions)	At Year-End 2012	At Year-End 2011
Inventory	$(55)	$(58)
Reserves	—	(43)
Deferred income	(1)	6
Property and equipment	(13)	(21)
Vacation Ownership financing	—	4
Marriott Rewards customer loyalty program	10	—
Deferred sales of vacation ownership interests	(34)	—
Long lived intangible assets	38	35
Net operating loss carry-forwards	35	27
Other, net	26	25

Deferred tax asset (liability)	6	(25)
Less: Valuation allowance	(49)	(53)

Net deferred tax liability	$(43)	$(78)

At year-end 2012, we had approximately $177 million of foreign net operating losses (excluding valuation allowances) some of which begin expiring in 2013. However, a significant portion of these tax net operating losses have an indefinite carry forward period. We have no federal net operating losses and net operating losses of less than $1 million for state tax purposes.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

The following table reconciles the benefit or expense related to the U.S. statutory income tax rate to our effective income tax rate for continuing operations:

	2012	2011	2010
U.S. statutory income tax rate expense/(benefit)	35.00%	(35.00)%	35.00%
U.S. state income taxes, net of U.S. federal tax benefit	3.99	(2.34)	3.07
Permanent differences(1)	9.03	0.17	0.05
Non-U.S. income(2)	6.01	14.44	1.61
Accrual to return adjustment(3)	(10.83)	—	—
Other items	5.47	—	—
Change in valuation allowance(4)	8.87	5.94	0.33

Effective rate expense/(benefit)	57.54%	(16.79)%	40.06%

(1)	Primarily attributed to interest on mandatorily redeemable preferred stock of a consolidated subsidiary and foreign income subject to U.S. tax.
(2)	Primarily attributed to the difference between U.S. and foreign income tax rates offset by the benefit of tax holidays in certain jurisdictions.
(3)	Attributable to the difference in the provision for income taxes and the actual tax paid upon filing.
(4)	Primarily attributed to establishment of valuation allowances in foreign jurisdictions for losses that cannot be benefited in the U.S. income tax provision as discussed above.

Cash Taxes Paid

Cash taxes paid in 2012 were $68 million.

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	At Year-End 2012	At Year-End 2011
Vacation ownership notes receivable – securitized	$727	$910

Vacation ownership notes receivable – eligible for securitization(1)	127	41
Vacation ownership notes receivable – not eligible for securitization(1)	202	198

Vacation ownership notes receivable – non-securitized	329	239

Total vacation ownership notes receivable	$1,056	$1,149

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable.

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2013	$74	$100	$174
2014	47	103	150
2015	35	108	143
2016	29	103	132
2017	28	90	118
Thereafter	116	223	339

Balance at year-end 2012	$329	$727	$1,056

Weighted average stated interest rate at year-end 2012	11.5%	13.0%	12.5%
Range of stated interest rates at year-end 2012	0.0% to 19.5%	6.1% to 18.7%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Operations in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	2012	2011	2010
Interest income associated with vacation ownership notes receivable – securitized	$114	$131	$139
Interest income associated with vacation ownership notes receivable – non-securitized	31	30	40

Total interest income associated with vacation ownership notes receivable	$145	$161	$179

The following table summarizes the activity related to our vacation ownership notes receivable reserve for 2012, 2011 and 2010:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at year-end 2009	$27	$—	$27
One-time impact of the new Consolidation Standard(1)	84	134	218
Provision for loan losses	47	5	52
Securitizations	(21)	21	—
Clean-up call(2)	3	(3)	—
Write-offs	(79)	—	(79)
Defaulted vacation ownership notes receivable repurchase activity(3)	68	(68)	—

Balance at year-end 2010	129	89	218
Provision for loan losses	20	18	38
Securitizations	(14)	14	—
Clean-up call(2)	2	(2)	—
Write-offs	(85)	—	(85)
Defaulted vacation ownership notes receivable repurchase activity(3)	52	(52)	—

Balance at year-end 2011	104	67	171
Provision for loan losses	19	23	42
Securitizations	(21)	21	—
Clean-up calls(2)	18	(18)	—
Write-offs	(66)	—	(66)
Defaulted vacation ownership notes receivable repurchase activity(3)	39	(39)	—

Balance at year-end 2012	$93	$54	$147

(1)	The non-securitized vacation ownership notes receivable reserve relates to the implementation of the new Consolidation Standard, which required us to establish reserves for certain previously securitized and subsequently repurchased notes held at January 2, 2010.
(2)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.
(3)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the vacation ownership notes receivable.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due. As noted in Footnote No. 1, “Summary of Significant Accounting Policies,” we recognize interest income on a cash basis for these vacation ownership notes receivable.

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in notes receivable on non-accrual status at year-end 2012	$73	$11	$84
Investment in notes receivable on non-accrual status at year-end 2011	$90	$11	$101

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 28, 2012:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$14	$19	$33
91 – 150 days past due	7	8	15
Greater than 150 days past due	66	3	69

Total past due	87	30	117
Current	335	751	1,086

Total vacation ownership notes receivable	$422	$781	$1,203

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 30, 2011:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$11	$24	$35
91 – 150 days past due	8	11	19
Greater than 150 days past due	82	—	82

Total past due	101	35	136
Current	242	942	1,184

Total vacation ownership notes receivable	$343	$977	$1,320

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

($ in millions)	At Year-End 2012		At Year-End 2011
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable – securitized	$727	$895	$910	$1,061
Vacation ownership notes receivable – non-securitized	329	361	239	245

Total financial assets	$1,056	$1,256	$1,149	$1,306

Non-recourse debt associated with securitized notes receivable	$(674)	$(711)	$(729)	$(750)
Warehouse credit facility	—	—	(118)	(116)
Other debt	(4)	(4)	(3)	(3)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(46)	(40)	(40)
Liability for Marriott Rewards customer loyalty program	(159)	(150)	(225)	(206)
Other liabilities	(1)	(1)	(29)	(32)

Total financial liabilities	$(878)	$(912)	$(1,144)	$(1,147)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

We bifurcate our non-securitized vacation ownership notes receivable into two pools as follows:

($ in millions)	At Year-End 2012		At Year-End 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable – eligible for securitization	$127	$159	$41	$47
Vacation ownership notes receivable – not eligible for securitization	202	202	198	198

Total vacation ownership notes receivable – non-securitized	$329	$361	$239	$245

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

Non-Recourse Debt Associated with Securitized Vacation Ownership Notes Receivable

We internally generate cash flow estimates by modeling all bond tranches for our active vacation ownership notes receivable securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we obtain indicative credit spreads from investment banks that actively issue and facilitate the market for timeshare securities and determine an average credit spread by rating level of the different tranches. We then apply those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds payable.

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

Liability for Marriott Rewards Customer Loyalty Program

We determine the carrying value of the future redemption obligation of our liability for the Marriott Rewards customer loyalty program based on statistical formulas that project the timing of future redemption of Marriott Rewards Points based on historical levels, including estimates of the Marriott Rewards Points that will eventually be redeemed and the “breakage” for points that will never be redeemed, as discussed in Footnote No. 12, “Other Liabilities.” We estimate the fair value of the future redemption obligation by adjusting the contractual discount rate to an estimate of that of a market participant with similar nonperformance risk.

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

5. ACQUISITIONS AND DISPOSITIONS

2012 Acquisitions and Dispositions

In 2012, we paid into escrow the remaining $7 million of the $18 million purchase price for certain vacation ownership units and expect to complete the acquisition during 2013. We previously made deposits of $11 million in conjunction with this transaction, and we paid the remaining $7 million into escrow in 2012.

In 2012, we completed the sale of the golf course, clubhouse and spa formerly known as The Ritz-Carlton Golf Club and Spa, Jupiter, classified within our Luxury segment, for $34 million, including $5 million of cash and the assumption by the purchaser of liabilities with a book value of $29 million. We accounted for the sale under the full accrual method and recorded a net gain of $8 million in Gains and other income on our Statements of Operations.

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

2010 Acquisitions and Dispositions

In 2010, we acquired vacation ownership units for sale in our Luxury segment for cash consideration of $111 million, which included a deposit of $11 million, paid in 2009.

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

6. EARNINGS PER SHARE

Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted earnings (loss) per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings (loss) per common share by application of the treasury stock method using average market prices during the period.

On November 21, 2011, we ceased to be a subsidiary of Marriott International and became an independent publicly traded company. On November 21, 2011, Marriott International distributed 33.7 million shares of $.01 par value Marriott Vacations Worldwide common stock to Marriott International’s shareholders of record as of the close of business Eastern time on the record date of November 10, 2011. This share amount is being utilized for the calculation of basic earnings (loss) per common share for periods presented prior to 2011 because all 100 shares of our common stock outstanding prior to November 21, 2011 were held by Marriott International. For periods prior to 2011, the same number of shares is being used for diluted earnings (loss) per common share as for basic earnings (loss) per common share as no dilutive securities were outstanding for any prior period.

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

(in millions, except per share amounts)	December 28, 2012(1)	December 30, 2011	December 31, 2010
Computation of Basic Earnings (Loss) Per Share
Net income (loss)	$16	$(178)	$67
Weighted average shares outstanding	34.4	33.7	33.7

Basic earnings (loss) per share	$0.46	$(5.29)	$2.00

Computation of Diluted Earnings (Loss) Per Share
Net income (loss)	$16	$(178)	$67

Weighted average shares outstanding	34.4	33.7	33.7
Effect of dilutive securities
Employee stock options and SARs	1.00	—	—
Restricted stock units	0.80	—	—

Shares for diluted earnings (loss) per share	36.2	33.7	33.7

Diluted earnings (loss) per share	$0.44	$(5.29)	$2.00

(1)	Excludes performance awards that, depending upon achievement of performance-based criteria, could result in the issuance of a maximum of approximately 157,000 shares of common stock.

We excluded 2,127 shares of the common stock underlying SARs with exercise prices ranging from $32.74 to $40.97 in our calculation of diluted earnings (loss) per share for the year ended December 28, 2012, because those exercise prices were greater than the average market prices for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2012	At Year-End 2011
Finished goods(1)	$484	$448
Work-in-progress	120	215
Land and infrastructure	270	290

Real estate inventory	874	953
Operating supplies and retail inventory	7	6

	$881	$959

(1)	Represents completed inventory that is either registered or unregistered and available for sale in its current form.

Interest capitalized as a cost of inventory totaled $3 million, $7 million and $3 million in 2012, 2011 and 2010, respectively.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value.

8. PROPERTY AND EQUIPMENT

The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2012	At Year-End 2011
Land	$145	$152
Buildings and leasehold improvements	204	227
Furniture and equipment	58	72
Information technology	188	199
Construction in progress	9	9

	604	659
Accumulated depreciation	(343)	(374)

	$261	$285

Interest capitalized as a cost of property and equipment totaled less than $1 million in each of 2012, 2011 and 2010. Depreciation expense totaled $30 million in 2012, $33 million in 2011 and $35 million in 2010.

9. CONTINGENCIES AND COMMITMENTS

Guarantees

We issue guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products for the Luxury and Asia Pacific segments. The terms of guarantees to lenders generally require us to fund if the purchaser fails to pay under the term of its note payable. Prior to the Spin-Off, Marriott International guaranteed our performance under these arrangements, and subsequent to the Spin-Off continues to hold a standby letter of credit related to the Asia Pacific segment guarantee. If Marriott International is required to fund any draws by lenders under this letter of credit it would seek recourse from us. Marriott International no longer guarantees our performance with respect to third-party financing for sales of products in the Luxury segment. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as notes mature or are repaid. The terms of the underlying notes extend to 2022.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions)	Maximum Potential Amount of Future Fundings at Year-End 2012	Liability for Expected Future Fundings at Year-End 2012
Segment
Asia Pacific	$18	$—
Luxury	3	1

Total guarantees where we are the primary obligor	$21	$1

We included our liability for expected future fundings for guarantees in our Balance Sheets in the Other caption within Liabilities.

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

Commitments and Letters of Credit

In addition to the guarantees we note in the preceding paragraphs, as of December 28, 2012, we had the following commitments outstanding:

•	$2 million (€1 million) of other purchase commitments that we expect to fund over the next two years, as follows: $1 million in each of 2013 and 2014.

•

We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments under these contracts were $38 million, of which we expect $10 million, $9 million, $9 million, $5 million and $5 million will be paid in 2013, 2014, 2015, 2016 and 2017, respectively.

•	Commitments to subsidize vacation ownership associations were $7 million, which we expect will be paid in 2013.

Surety bonds issued as of December 28, 2012 totaled $91 million, the majority of which were requested by federal, state or local governments related to our operations.

Prior to the Spin-Off, Marriott International also guaranteed our performance using letters of credit under certain agreements necessary to operate our Europe segment. Subsequent to the Spin-Off, Marriott International continues to hold $1 million of standby letters of credit related to these guarantees. If Marriott International is required to fund any draws under these letters of credit it would seek recourse from us.

Additionally, as of December 28, 2012, we had $6 million of letters of credit outstanding under our four-year $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

In 2012, we agreed to settle two lawsuits in which certain of our subsidiaries were defendants. The plaintiffs in the lawsuits, residential unit owners at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), a project within our Luxury segment, questioned the adequacy of disclosures made prior to 2008, when our business was part of Marriott International, regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”) and their payment obligations with respect to such bonds.

A third lawsuit is pending in which one owner at the RCC San Francisco has asserted similar claims. This lawsuit is distinct from the settled lawsuits, and we believe that we have defenses with respect to the claims asserted in such lawsuit and intend to vigorously defend against it.

As a result of the settlements and the pending lawsuit, we recorded a charge in connection with these matters of $41 million in the year ended December 28, 2012, of which $39 million was recorded in the 2012 fourth quarter. In addition, we repurchased units owned by certain of the plaintiffs in the settled lawsuits which were recorded in inventory at fair value less cost to sell of $13 million. We used Level 3 inputs in a discounted cash flow model to determine the fair value of these assets. While we believe that the amounts accrued will be adequate, depending on the outcome of the pending lawsuit, we may be required to record additional charges in connection with the remaining matter.

An additional lawsuit has been filed against us primarily relating to disclosure provided to purchasers of fractional interests at the RCC San Francisco. On December 21, 2012, Jon Benner, an owner of fractional interests in the RCC San Francisco, filed suit in

Superior Court for the State of California, County of San Francisco against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under the Mello-Roos Act. The plaintiff alleges that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constitute intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought includes damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. This lawsuit is distinct from the other lawsuits described above relating to the RCC San Francisco because the disclosure process for the sale of fractional interests differs from that applicable to the sale of whole-ownership units. We dispute the material allegations in the complaint and intend to vigorously defend this action. Given the early stages of the action, we cannot at this time estimate a range of the potential liability, if any.

On December 11, 2012, Steven B. Hoyt and Bradley A. Hoyt, purchasers of fractional interests in two Ritz-Carlton Club projects, filed suit in the United States District Court for the District of Minnesota against us, certain of our subsidiaries and The Ritz-Carlton Hotel Company, L.L.C. on behalf of a putative class consisting of all purchasers of fractional interests at Ritz-Carlton Club projects. The plaintiffs allege that program changes beginning in 2009 caused an actionable decrease in the value of the fractional interests purchased. The relief sought includes declaratory and injunctive relief, damages in an unspecified amount, rescission of the purchases, restitution, disgorgement of profits, interest and attorneys’ fees. We dispute the material allegations in the complaint and intend to defend this action vigorously. Given the early procedural stages of the action and the inherent uncertainties of litigation, we cannot at this time estimate a range of the potential liability, if any.

On January 30, 2013, Krishna and Sherrie Narayan and 13 other owners of residential units at The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint, related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012, against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay. In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the owners association, created a conflict of interest by permitting their employees to serve on the association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. In the amended complaint, the plaintiffs allege breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and intend to continue to defend this action vigorously. Given the recent filing of the amended complaint and the inherent uncertainties of litigation, we cannot at this time estimate a range of potential liability, if any.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $164 million, of which $13 million is included within liabilities on our Balance Sheet. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

Leases

We have various land, real estate and equipment operating leases. The land leases primarily consist of two long-term golf course land leases with terms of 20 and 50 years. The corporate facilities leases are for our corporate headquarters and have lease terms of approximately 8 years. The other operating leases are primarily for office and retail space as well as equipment supporting our operations and have lease terms of between 3 and 10 years. We have summarized our future obligations under operating leases at December 28, 2012 below:

($ in millions)	Golf Land Leases	Corporate Facilities Leases	Other Operating Leases	Total
Fiscal Year
2013	$1	$—	$9	$10
2014	1	1	7	9
2015	1	4	4	9
2016	1	4	2	7
2017	1	4	2	7
Thereafter	33	16	6	55

Total minimum lease payments	$38	$29	$30	$97

Certain of these leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above exclude approximately $7 million in future lease payments which have been accrued on the Balance Sheets as part of historical restructuring charges. The future lease payments accrued as restructuring charges are expected to be paid as follows: $5 million in 2013 and $2 million in 2014.

The following table details the composition of rent expense associated with operating leases, net of sublease income, for the last three years:

($ in millions)	2012	2011	2010
Minimum rentals	$10	$10	$11
Additional rentals	5	5	6

	$15	$15	$17

10. DEBT

The following table provides detail on our debt balances:

($ in millions)	At Year-End 2012	At Year-End 2011
Non-recourse debt associated with securitized notes receivable, interest rates ranging from 2.62% to 7.20% (weighted average interest rate of 4.36%)	$674	$729
Warehouse credit facility	—	118
Other	4	3

	$678	$850

See Footnote No. 15, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding, is recourse to us but unsecured. Although no cash borrowings were outstanding as of December 28, 2012 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors of that facility, in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions)	Non-Recourse Debt	Other Debt	Total
Debt Principal Payments Year
2013	$104	$—	$104
2014	106	—	106
2015	111	—	111
2016	103	—	103
2017	78	—	78
Thereafter	172	4	176

Balance at December 28, 2012	$674	$4	$678

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $38 million in 2012, $45 million in 2011 and $54 million in 2010.

Non-Recourse Debt Associated with Securitized Vacation Ownership Notes Receivable

Each of our securitized vacation ownership notes receivable pools is subject to various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (related to the interests we retained) to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. In 2012, four of our securitized vacation ownership notes receivable pools reached performance triggers in different months throughout the year as a result of increased defaults. As of December 28, 2012, performance improved sufficiently in these vacation ownership notes receivable pools and none have reached performance triggers. For 2012 and 2011, approximately $1 million and $3 million, respectively, of cash flows were redirected as a result of reaching the performance triggers during those years. At December 28, 2012, we had 8 securitized vacation ownership notes receivable pools outstanding.

Warehouse Credit Facility

On September 11, 2012, we amended and restated agreements associated with the warehouse credit facility that we entered into in September 2011 (as amended by such agreements, the “Warehouse Credit Facility”). The borrowing capacity of the Warehouse Credit Facility is $250 million, and the revolving period will end on September 10, 2014. The Warehouse Credit Facility allows for the securitization of vacation ownership notes receivable on a non-recourse basis. The vacation ownership notes receivable that we securitize under the facility are similar in nature to the vacation ownership notes receivable we have securitized in the past. Borrowings under the Warehouse Credit Facility bear interest at a rate based on the one-month LIBOR and bank conduit commercial paper rates plus 1.5 percent and are limited at any point to the advance rate on the aggregate amount of eligible vacation ownership notes receivable at such time. The advance rate of receivables securitized using the Warehouse Credit Facility will vary based on the characteristics of the obligor on each securitized vacation ownership note receivable.

Revolving Corporate Credit Facility

On November 30, 2012, we amended and restated the credit agreement that we closed in November 2011 with a syndicate of banks led by JP Morgan Chase Bank (as amended, the “Revolving Corporate Credit Facility”). The Revolving Corporate Credit Facility has a borrowing capacity of $200 million, including a letter of credit sub-facility of $120 million, and provides support for our business, including ongoing liquidity and letters of credit. The termination date of the commitments of the lenders under the Revolving Corporate Credit Facility is November 21, 2016. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate at the Eurodollar rate plus an applicable margin that varies from 2 percent to 3.5 percent depending on our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Agreement at a rate that varies from 25 basis points per annum to 55 basis points per annum.

The Revolving Corporate Credit Facility contains affirmative and negative covenants and representations and warranties customary for financings of this type. In addition, the Revolving Corporate Credit Facility contains financial covenants, including covenants requiring us to maintain (1) minimum consolidated tangible net worth of not less than the sum of 80 percent of our consolidated tangible net worth as set forth in our audited financial statements for the fiscal year ended December 30, 2011 plus 80 percent of any increase in consolidated tangible net worth attributable to net cash proceeds received in connection with the issuance of equity after November 21, 2011; (2) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the Revolving Corporate Credit Facility) of 6 to 1 through the end of the first quarter of 2013, at which time the maximum ratio decreases to 5.25 to 1 through the end of the 2014 fiscal year and to 4.75 to 1 thereafter; and (3) a minimum consolidated adjusted EBITDA, as defined in the Revolving Corporate Credit Facility, to interest expense ratio of not less than 3 to 1. We are also required to maintain a ratio of our borrowing base amount (as calculated under the Revolving Corporate Credit Facility) to total extensions of credit under the Revolving Corporate Credit Facility of at least 1.25 to 1. The Revolving Corporate Credit Facility is guaranteed by Marriott Vacations Worldwide and by each of our direct and indirect, existing and future, domestic subsidiaries (excluding certain bankruptcy remote special purpose subsidiaries), and is secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors, subject to certain exceptions. As of December 28, 2012, we were in compliance with the requirements of applicable financial and operating covenants.

11. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of December 28, 2012, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

12. OTHER LIABILITIES

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

For Marriott Rewards Points issued prior to 2012, we pay Marriott International upon redemption of Marriott Rewards Points by program members. Historically, we determined the carrying value of the future redemption obligation based on statistical formulas that project timing of future point redemption based on historical levels, including estimates of the points that will eventually be redeemed and the “breakage” for points that will never be redeemed. These judgment factors determine the required liability for outstanding points. The liability is relieved upon redemption of points by program members. Our Marriott Rewards customer loyalty program’s liability for those Marriott Rewards Points issued prior to 2012 totaled $159 million at December 28, 2012, and $225 million at December 30, 2011.

We completed a stress test on the carrying value of our Marriott Rewards customer loyalty program liability for Marriott Rewards Points issued prior to 2012 to measure the change in obligation associated with independent changes in key estimates as described in Footnote No. 1, “Summary of Significant Accounting Policies.” We applied this methodology to unfavorable changes that would be statistically significant and we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our customer loyalty liability at December 28, 2012:

($ in millions)
5 percent change in the cost per point	$7
10 percent change in the cost per point	$15
100 basis point change in the breakage rate	$8
200 basis point change in the breakage rate	$16

Although we did not specifically perform stress tests on the redemption curve because it is difficult to isolate a single quantitative measure against which to perform such a test, changes in the redemption curve could also have an impact on the valuation of our Marriott Rewards customer loyalty program liability for Marriott Rewards Points issued prior to 2012.

For periods subsequent to 2011, we generally pay Marriott International for Marriott Rewards Points upon issuance. The liability for Marriott Rewards Points issued after 2011 totaled $47 million at December 28, 2012 and $0 at December 30, 2011, and is included within Accrued liabilities on the Balance Sheets.

Deferred Compensation Liability

Prior to the Spin-Off, certain of our senior management had the opportunity to supplement their retirement and other tax-deferred savings under the Marriott International, Inc. Executive Deferred Compensation Plan (“Marriott International EDC”), which Marriott International maintains and administers. Under the Marriott International EDC, participating employees may defer payment and income taxation of a portion of their salary and bonus. The plan also gives participants the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (at a fixed annual rate of return of 5.4 percent for 2012 and 5.5 percent for 2011). Additional discretionary contributions to the participant’s EDC accounts may be made based on subjective factors such as individual performance, key contributions and retention needs. No additional discretionary contributions were made for our employees in 2012, less than $1 million were made in 2011 and no additional discretionary contributions were made in 2010. Subsequent to the Spin-Off, we do not offer a similar executive deferred compensation plan, however we remain liable to reimburse Marriott International for distributions for participants that were employees of Marriott Vacations Worldwide at the time of the Spin-Off including earnings thereon.

13. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $.01 per share and 2,000,000 authorized shares of preferred stock, par value of $.01 per share. At December 28, 2012, 35,026,533 shares of Marriott Vacations Worldwide common stock were outstanding and zero shares of Marriott Vacations Worldwide preferred stock were outstanding.

14. SHARE-BASED COMPENSATION

Marriott Vacations Worldwide Share-Based Compensation Plans

We maintain the Marriott Vacations Worldwide Stock Plan for the benefit of our officers, directors and employees. Under the Marriott Vacations Worldwide Stock Plan, we award to certain of our employees: (1) stock options to purchase Marriott Vacations Worldwide common stock (“Stock Option Program”); (2) SARs for Marriott Vacations Worldwide common stock (“SAR Program”); and (3) RSUs of Marriott Vacations Worldwide common stock. In addition, pursuant to the Separation and Distribution Agreement, we agreed to issue awards under the Marriott Vacations Worldwide Stock Plan to certain current and former directors, officers, and employees of Marriott International who held awards under the Marriott International Stock Plan relating to Marriott International common stock at November 10, 2011, the record date for the Spin-Off. A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Stock Plan. As of December 28, 2012, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan subsequent to the issuance of shares effective with the Spin-Off.

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

The exercise prices of the outstanding Marriott International stock options and SARs were adjusted, and the exercise prices of the Marriott Vacations Worldwide stock options and SARs were set, in a manner intended to preserve the aggregate intrinsic value of the stock options and SARs prior to the Spin-Off. The exercise prices of the Marriott International awards were adjusted based on the proportion of the Marriott International ex-distribution closing stock price to the sum of the total of the Marriott International ex-distribution and Marriott Vacations Worldwide “when issued” closing stock prices on the distribution date.

The exercise prices of the Marriott Vacations Worldwide awards were set based on the proportion of the Marriott Vacations Worldwide “when issued” closing stock price on the distribution date to the sum of the total of the Marriott International ex-distribution and Marriott Vacations Worldwide “when issued” closing stock prices on the distribution date. These adjustments were designed to equalize the fair value of each award before and after the Spin-Off.

Deferred compensation costs as of the date of the Spin-Off reflected the unamortized balance of the original grant date fair value of the equity awards held by Marriott Vacations Worldwide employees (regardless of whether those awards are linked to Marriott International stock or Marriott Vacations Worldwide stock).

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

We recorded share-based compensation expense related to award grants to our employees of $12 million in 2012, $11 million in 2011 and $10 million in 2010. Deferred compensation costs related to unvested awards held by our employees totaled $14 million at December 28, 2012 and $19 million at December 30, 2011. As of December 28, 2012, we expect that deferred compensation expense for our employees will be recognized over a weighted average period of two years.

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

In accordance with the guidance for share-based compensation, we presented the tax benefits and costs resulting from the exercise or vesting of Marriott International Stock Plan share-based awards related to our employees as financing cash flows. The exercise of share-based awards for our employees resulted in tax benefits of $3 million in 2012, less than $1 million in 2011 and $3 million in 2010.

Marriott International received $3 million in 2012, $2 million in 2011 and $12 million in 2010 in cash from our employees for the exercise of stock options granted under the Marriott International Stock Plan. We received less than $1 million in cash from our employees for the exercise of Marriott Vacations Worldwide stock options prior to 2012. Approximately $1 million of Marriott Vacations Worldwide stock options were exercised prior to December 30, 2011; however cash proceeds had not yet been paid to us by our stock plan service provider as of December 30, 2011.

RSUs

RSUs issued to our employees under the Marriott International Stock Plan and the Marriott Vacations Worldwide Stock Plan generally vest over four years in annual installments commencing one year after the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the stock units on the date of issuance. At year-end 2012 and 2011, we had approximately $13 million and $16 million, respectively, in deferred compensation costs related to RSUs for our employees granted under the Marriott International Stock Plan and Marriott Vacations Worldwide Stock Plan. The weighted average remaining term for RSU grants outstanding at year-end 2012 for our employees was two years.

During 2012, we granted RSUs with performance-based vesting criteria to key members of management. The number of RSUs earned, if any, will be determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum amount of RSUs that may vest under the performance-based RSUs is approximately 157,000.

The following table provides additional information on outstanding RSUs issued to our employees for the last three fiscal years:

	2012	2011	2010
Share-based compensation expense (in millions)(1)	$10	$10	$9
Weighted average grant-date fair value prior to Spin-Off (per share)	31	40	27
Weighted average grant-date fair value subsequent to Spin-Off (per share)(1)	22	19	—
Aggregate intrinsic value of converted and distributed (in millions)	3	2	8

(1)	Includes RSUs with performance based vesting criteria.

The following table shows the 2012 changes in Marriott Vacations Worldwide RSUs issued to Marriott International and Marriott Vacations Worldwide employees:

	2012
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at year-end 2011	1,144,510	$17
Granted during 2012(1)	387,701	25
Distributed during 2012	(357,253)	26
Forfeited during 2012(1)	(36,635)	22

Outstanding at year-end 2012	1,138,323	17

(1)	Includes RSUs with performance based vesting criteria.

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

The following table shows the 2012 changes in outstanding Marriott Vacations Worldwide stock options for Marriott International and Marriott Vacations Worldwide employees:

	2012
	Shares	Weighted Average Exercise Price
Outstanding at year-end 2011	1,587,441	$10
Granted during 2012	—	—
Exercised during 2012	(937,644)	10
Forfeited during 2012	(892)	18

Outstanding at year-end 2012	648,905	$11

Stock options awarded under the Marriott International Stock Plan were granted at exercise prices or strike prices equal to the market price of Marriott International common stock on the date of grant.

We recognized no stock option compensation expense for our employees in each of 2012, 2011 and 2010. There was no deferred compensation expense related to stock options held by our employees at both year-end 2012 and 2011.

The following table shows the Marriott Vacations Worldwide stock options issued to Marriott International and Marriott Vacations Worldwide employees that were outstanding and exercisable at year-end 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
$8 to $12	418,831	$9	1	418,831	$9	1
$13 to $17	141,262	14	2	136,283	14	2
$18 to $22	84,996	19	2	84,996	19	2
$23 to $28	3,816	26	6	2,377	27	5

$8 to $28	648,905	$11	2	642,487	$11	2

No Marriott Vacations Worldwide stock options, other than those granted as part of the Spin-Off, were granted to Marriott International or to our employees in 2012, 2011 or 2010.

The following table shows the intrinsic value of outstanding Marriott International stock options and exercisable stock options held by our employees at year-end 2012 and 2011:

($ in millions)	2012	2011
Outstanding stock options	$4	$5
Exercisable stock options	$4	$5

The intrinsic value of both the outstanding Marriott Vacations Worldwide stock options and the exercisable stock options held by our employees at year-end 2012 was less than $1 million.

The approximate total intrinsic value of stock options for Marriott International stock exercised by our employees was $5 million in 2012, $2 million in 2011 and $10 million in 2010. The approximate total intrinsic value of stock options for Marriott Vacations Worldwide stock exercised by our employees was $1 million in 2012.

SARs awarded under the Marriott International Stock Plan were granted at exercise prices or strike prices equal to the market price of Marriott International common stock on the date of grant. SARs awarded under the Marriott Vacations Worldwide Stock Plan are granted at exercise prices or strike prices equal to the market price of Marriott Vacations Worldwide common stock on the date of grant (this price is referred to as the “base value”). SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. Upon exercise of SARs, our employees receive the number of shares of Marriott International common stock or Marriott Vacations Worldwide common stock, as applicable, equal to the number of SARs being exercised, multiplied by the quotient of (a) the market price of the common stock on the date of exercise (this price is referred to as the “final value”) minus the base value, divided by (b) the final value.

We recognized compensation expense associated with SARs held by our employees of $2 million in 2012, less than $1 million in 2011 and $1 million in 2010. At year-end 2012 and year-end 2011, we had $1 million and $3 million, respectively, in deferred compensation costs related to SARs held by our employees. Upon the exercise of SARs held by our employees, Marriott International or Marriott Vacations Worldwide will issue shares from treasury shares or authorized shares, as applicable.

The following table shows the 2012 changes in outstanding Marriott Vacations Worldwide SARs issued to both Marriott International and Marriott Vacations Worldwide employees:

	2012
	Number of Shares	Weighted Average Exercise Price
Outstanding at year-end 2011	798,089	$18
Granted during 2012	4,905	31
Exercised during 2012	(86,281)	19
Forfeited during 2012	(6,544)	18

Outstanding at year-end 2012	710,169	$18

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

The following table outlines the assumptions used to estimate the fair value of grants for the fiscal year ended 2012 and 2011:

	2012	2011
Expected volatility	54.3%	47.4%
Dividend yield	0.00%	0.00%
Risk-free rate	1.03%	1.38%
Expected term (in years)	6.25	6.25

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

The following table shows the assumptions used to estimate the fair value of stock options and SARs our employees were awarded under the Marriott International Stock Plan for 2011 (prior to the Spin-Off) and 2010:

	2011	2010
Expected volatility	32%	32%
Dividend yield	0.73%	0.71%
Risk-free interest rate	3.4%	3.3%
Expected term (in years)	8	7

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

15. VARIABLE INTEREST ENTITIES

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included in our Balance Sheet at December 28, 2012.

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$727	$0	$727
Interest receivable	5	0	5
Restricted cash	31	0	31

Total	$763	$0	$763

Consolidated Liabilities:
Interest payable	$1	$0	$1
Debt	674	0	674

Total	$675	$0	$675

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during 2012:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$106	$8	$114
Interest expense to investors	$33	$3	$36
Debt issuance cost amortization	$3	$2	$5

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

($ in millions)	2012	2011
Cash inflows:
Net proceeds from vacation ownership notes receivable securitization	$233	$—
Principal receipts	188	209
Interest receipts	107	126

Total	528	335

Cash outflows:
Principal to investors	(184)	(214)
Voluntary repurchases of defaulted vacation ownership notes receivable	(37)	(52)
Voluntary retirement clean-up call	(72)	(21)
Interest to investors	(34)	(44)

Total	(327)	(331)

Net Cash Flows	$201	$4

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

($ in millions)	2012	2011
Cash inflows:
Net proceeds from vacation ownership notes receivable securitization	$—	$122
Principal receipts	16	10
Interest receipts	9	5
Reserve Release	1	—

Total	26	137

Cash outflows:
Principal to investors	(15)	(8)
Voluntary repurchases of defaulted vacation ownership notes receivable	(2)	—
Repayment of Warehouse Credit Facility	(101)	—
Interest to investors	(2)	(1)

Total	(120)	(9)

Net Cash Flows	$(94)	$128

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial mortgage balance. We made voluntary repurchases of defaulted vacation ownership notes receivable of $39 million during 2012, $52 million during 2011 and $68 million during 2010. We also made voluntary repurchases of $86 million, $24 million and $25 million of other non-defaulted vacation ownership notes receivable during 2012, 2011 and 2010, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to loss relating to the entities that own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.

Other Variable Interest Entities

We have an equity investment in and notes receivable due from a variable interest entity that develops and markets vacation ownership and residential products in Hawaii pursuant to a joint venture arrangement. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of this entity, as power to direct the activities that most significantly impact the entity’s economic performance is shared among the variable interest holders and, therefore, we do not consolidate the entity. We provided a completion guarantee in favor of the project lenders for which the joint venture has delivered a completed operational project. Although we have not received a release of the guarantee from the lenders, we do not believe we have any exposure for funding. In 2009, we fully impaired our equity investment in the entity and in certain notes receivable due from the entity. In 2010, the continued application of equity losses to our investment in the remaining outstanding notes receivable balance reduced its carrying value to zero. In addition, the venture was unable to pay promissory notes that matured on

December 31, 2010 and August 1, 2011. Subsequently, the lenders issued a notice of default to the venture. The lenders initiated foreclosure proceedings with respect to unsold interests in the project. A foreclosure auction was held and, on January 31, 2013, a bid was accepted and confirmed. If the sale is completed, we may receive some payment on our notes receivable due from the entity. We gave notice of breach or termination of various agreements, including management agreements with the owners’ associations at the project, marketing and sales agreements with the venture, and other agreements pursuant to which we provided services to the venture and, as we were unable to reach agreement with the owners’ associations with respect to our continued provision of services, termination of these agreements was effective on December 31, 2012, subsequent to year-end 2012. During the year ended December 28, 2012, we reversed $2 million of our previously recorded impairment of this equity investment because the actual costs incurred to suspend the marketing and sales operations were lower than previously estimated. At December 28, 2012 we have a remaining accrual of $10 million for potential future funding included in other liabilities on our Balance Sheet, representing our remaining expected exposure to loss related to our involvement with this entity. See Footnote No. 9, “Contingencies and Commitments,” for a discussion of certain litigation related to this project.

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

16. IMPAIRMENT CHARGES

In accordance with ASC 978, “Real Estate—Time-sharing Activities,” and ASC 360, “Property, Plant, and Equipment,” we have recorded impairment adjustments to inventory, property and equipment and one joint venture investment and related party notes receivable to adjust the carrying value of underlying assets to our estimate of its fair value when required.

($ in millions)	2011	2010
Impairment Charge
Inventory impairment	$251	$1
Property and equipment impairment	73	14

Total impairment charge	$324	$15

2010 Impairment Charges

We incurred total impairment charges during 2010 as follows:

($ in millions)	Luxury Segment	Asia Pacific Segment	Total
Impairment Charge
Inventory impairment (reversals)	$6	$(5)	$1
Property and equipment impairment	14	—	14

Total impairment charge	$20	$(5)	$15

We estimated the fair value of the underlying assets using cash flow models that reflected our expectations of future performance discounted at varying rates to capture the inherent risk in each model.

In 2010, we decided to pursue the disposition of a golf course and related assets. In accordance with the guidance for the impairment of long-lived assets, we evaluated the property and related assets for recovery and in 2010 we recorded an impairment charge of $14 million to adjust the carrying value of the assets to our estimate of fair value. We estimated fair value using an income approach reflecting internally developed Level 3 discounted cash flows based on negotiations with a qualified prospective third-party purchaser of the asset. Further, we recorded $6 million of additional inventory impairment charges in our Luxury segment due to continued sluggish sales pace.

Also, in 2010, we negotiated an amendment to a purchase commitment for vacation ownership units to be delivered to our Asia Pacific segment in 2011, resulting in a reversal of $5 million of a previously recorded impairment charge for anticipated funding in connection with the purchase commitment.

2011 Impairment Charges

We incurred total impairment charges during 2011 as follows:

($ in millions)	Luxury Segment	Europe Segment	Corporate and Other	Total
Impairment Charge
Inventory impairment	$111	$2	$138	$251
Property and equipment impairment	6	—	67	73

Total impairment charge	$117	$2	$205	$324

In preparation for the Spin-Off, management assessed the intended use of excess undeveloped land and built inventory and the current market conditions for those assets. During 2011, management approved a plan to accelerate cash flow through the monetization of certain excess undeveloped land in the United States, Mexico, and the Bahamas and to accelerate sales of excess built Luxury fractional and residential inventory. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built Luxury inventory were less than their respective carrying values, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) under the “Impairment” caption.

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

17. RELATED PARTY TRANSACTIONS

Effective upon the completion of the Spin-Off, Marriott Vacations Worldwide ceased to be a related party of Marriott International.

Through November 21, 2011 (the effective date of the Spin-Off), our expenses included allocations from Marriott International of costs associated with services provided by Marriott International to us including, but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect a reasonable allocation to us of the actual costs incurred to perform these services. These allocated costs were $23 million and $30 million for the period from January 1, 2011 through date of the Spin-Off and 2010, respectively.

Marriott International allocated indirect general and administrative costs to us for certain functions and services provided to us by Marriott International, including, but not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support primarily on the basis of our proportion of Marriott International’s overall revenue. Accordingly, we were allocated $12 million for the period from January 1, 2011 through date of the Spin-Off and $15 million in 2010 of Marriott International’s indirect general and corporate overhead expenses and have included these expenses in General and administrative expenses on our Statements of Operations.

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

18. ORGANIZATIONAL AND SEPARATION RELATED CHARGES

Since the Spin-Off, Marriott International has continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements. In connection with our continued organizational and separation related activities, we have incurred expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll functions and reorganizing certain existing administrative organizations to support our stand-alone public company needs. We expect these efforts to continue through 2014. Organizational and separation related charges were $16 million for 2012, as reflected in our Statements of Operations. In addition, during 2012, $2 million was capitalized to Property and equipment on our Balance Sheets.

19. BUSINESS SEGMENTS

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

•	In our Europe segment, we are focusing on selling our existing projects and managing existing resorts in several locations in Europe.

•

In our Asia Pacific segment, we develop, market, sell and manage Marriott Vacation Club, Asia Pacific, a right-to-use points program we introduced in 2006 that we specifically designed to appeal to vacation preferences of the Asian market, as well as a weeks-based right-to-use product.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses. We do not allocate corporate interest expense or other financing expenses to our segments. We include interest income specific to segment activities within the appropriate segment. We allocate other gains and losses, equity in earnings or losses from our joint ventures, and certain general and administrative expenses. Corporate and other represents that portion of our revenues, general, administrative and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

Revenues

($ in millions)	2012	2011	2010
North America	$1,363	$1,272	$1,251
Luxury	81	114	103
Europe	121	135	134
Asia Pacific	83	92	96

Total segment revenues	1,648	1,613	1,584
Corporate and other	—	—	—

	$1,648	$1,613	$1,584

Net Income (Loss)

($ in millions)	2012	2011	2010
North America	$309	$263	$280
Luxury	(48)	(130)	(47)
Europe	7	12	15
Asia Pacific	3	3	29

Total segment financial results	271	148	277
Corporate and other	(234)	(362)	(165)
Benefit (provision) for income taxes	(21)	36	(45)

	$16	$(178)	$67

Equity in Earnings (Losses) of Equity Method Investees

($ in millions)	2012	2011	2010
Luxury	$—	$—	$(8)
Asia Pacific	1	—	—

	$1	$—	$(8)

Depreciation

($ in millions)	2012	2011	2010
North America	$10	$10	$14
Luxury	2	3	3
Europe	2	3	3
Asia Pacific	—	1	2

Total segment depreciation	14	17	22
Corporate and other	16	16	13

	$30	$33	$35

Assets

($ in millions)	At Year-End 2012	At Year-End 2011
North America	$2,083	$2,235
Luxury	140	185
Europe	113	128
Asia Pacific	85	90

Total segment assets	2,421	2,638
Corporate and other	183	207

	$2,604	$2,845

Equity Method Investments

($ in millions)	At Year-End 2012	At Year-End 2011
Asia Pacific	$1	$1

Capital Expenditures

($ in millions)	2012	2011	2010
North America	$97	$113	$100
Luxury	21	5	120
Europe	4	5	7
Asia Pacific	11	3	2

Total segment capital expenditures	133	126	229
Corporate and other	5	9	9

	$138	$135	$238

Our Financial Statements include the following items related to operations located outside the United States (which are predominately related to our Europe and Asia Pacific segments):

•	Revenues, excluding reimbursed costs, of $245 million in 2012, $288 million in 2011 and $274 million in 2010; and

•

Fixed assets of $101 million in 2012 and $91 million in 2011. For year-end 2012 and year-end 2011, fixed assets located outside the United States are included within the “Property and equipment” caption in our Balance Sheets.

20. QUARTERLY RESULTS (UNAUDITED)

($ in millions, except per share data)	Fiscal Year 2012(1)(2)(3)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$376	$387	$386	$499	$1,648

Expenses	$(359)	$(377)	$(368)	$(519)	$(1,623)

Net income (loss)	$9	$8	$6	$(7)	$16

Basic earnings per share	$0.25	$0.25	$0.18	$(0.22)	$0.46

Diluted earnings per share	$0.24	$0.24	$0.17	$(0.22)	$0.44

	Fiscal Year 2011(1)(2)(4)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Fiscal Year
Revenues	$371	$380	$378	$484		$1,613

Expenses	$(338)	$(352)	$(684)	$(459)		$(1,833)

Net income (loss)	$19	$16	$(221)	$8		$(178)

Basic earnings (loss) per share	$0.58	$0.47	$(6.57)	$0.24		$(5.29)

Diluted earnings (loss) per share	$0.58	$0.47	$(6.57)	$0.23	(5)	$(5.29)

(1)	The quarters consisted of 12 weeks, except for the fourth quarters of 2012 and 2011, which consisted of 16 weeks.
(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.
(3)	An immaterial correction of a prior period error was recorded during the fourth quarter 2012 for cost reimbursement revenues and expenses which adjusted total revenues and expenses for the first, second and third quarters of 2012.
(4)	The weighted average number of shares outstanding for purposes of calculating both basic and diluted earnings (loss) per share for all periods presented except the fourth quarter of fiscal year 2011 is 33.7 million shares.
(5)	As discussed in Footnote No. 14, “Share-Based Compensation,” we issued equity awards that qualify as common stock equivalents in connection with and after the Spin-Off, resulting in a weighted average number of shares outstanding of 34.2 million for purposes of calculating diluted earnings (loss) per share.