Form 10-Q
period 2013-03-22
Marriott Vacations Worldwide Corp
filed 2013-04-25
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2013

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of April 19, 2013 was 35,340,825.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 22, 2013	March 23, 2012
REVENUES
Sale of vacation ownership products	$140	$134
Resort management and other services	56	54
Financing	33	36
Rental	63	56
Other	6	6
Cost reimbursements	91	90

TOTAL REVENUES	389	376

EXPENSES
Cost of vacation ownership products	44	48
Marketing and sales	74	74
Resort management and other services	42	44
Financing	5	6
Rental	56	48
Other	4	2
General and administrative	21	19
Litigation settlement	(1)	—
Organizational and separation related	1	2
Interest	11	13
Royalty fee	13	13
Cost reimbursements	91	90

TOTAL EXPENSES	361	359

Gains and other income	1	—

INCOME BEFORE INCOME TAXES	29	17
Provision for income taxes	(11)	(8)

NET INCOME	$18	$9

Basic earnings per share	$0.52	$0.25

Shares used in computing basic earnings per share	35.2	34.0

Diluted earnings per share	$0.50	$0.24

Shares used in computing diluted earnings per share	36.6	35.7

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Twelve Weeks Ended
	March 22, 2013	March 23, 2012
Net income	$18	$9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1)	4

Total other comprehensive (loss) income, net of tax	(1)	4

COMPREHENSIVE INCOME	$17	$13

See notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	(Unaudited) March 22, 2013	December 28, 2012
ASSETS
Cash and cash equivalents	$119	$103
Restricted cash (including $27 and $31 from VIEs, respectively)	46	68
Accounts and contracts receivable (including $4 and $5 from VIEs, respectively)	111	100
Vacation ownership notes receivable (including $745 and $727 from VIEs, respectively)	1,016	1,056
Inventory	873	881
Property and equipment	256	261
Other	148	135

Total Assets	$2,569	$2,604

LIABILITIES AND EQUITY
Accounts payable	$81	$113
Advance deposits	47	42
Accrued liabilities (including $1 and $1 from VIEs, respectively)	175	181
Deferred revenue	21	32
Payroll and benefits liability	66	82
Liability for Marriott Rewards customer loyalty program	147	159
Deferred compensation liability	37	45
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $682 and $674 from VIEs, respectively)	686	678
Other	59	38
Deferred taxes	42	43

Total Liabilities	1,401	1,453

Contingencies and Commitments (Note 7)
Preferred stock—$.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$.01 par value; 100,000,000 shares authorized; 35,326,993 and 35,026,533 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,116	1,116
Accumulated other comprehensive income	20	21
Retained earnings	32	14

Total Equity	1,168	1,151

Total Liabilities and Equity	$2,569	$2,604

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Twelve Weeks Ended
	March 22, 2013	March 23, 2012
OPERATING ACTIVITIES
Net income	$18	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6	7
Amortization of debt issuance costs	1	2
Provision for loan losses	9	9
Share-based compensation	2	3
Deferred income taxes	(1)	(8)
Gain on disposal of property and equipment, net	(1)	—
Net change in assets and liabilities:
Accounts and contracts receivable	(11)	(4)
Notes receivable originations	(44)	(43)
Notes receivable collections	74	74
Inventory	10	28
Other assets	(16)	5
Accounts payable, advance deposits and accrued liabilities	(35)	(60)
Liability for Marriott Rewards customer loyalty program	(12)	(10)
Deferred revenue	(10)	(2)
Payroll and benefit liabilities	(15)	(3)
Deferred compensation liability	(8)	—
Other liabilities	22	18

Net cash (used in) provided by operating activities	(11)	25

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(3)	(3)
Decrease in restricted cash	22	22
Dispositions	3	—

Net cash provided by investing activities	22	19

FINANCING ACTIVITIES
Borrowings from securitization transactions	111	—
Repayment of debt related to securitizations	(103)	(76)
Borrowings on Revolving Corporate Credit Facility	25	—
Repayments on Revolving Corporate Credit Facility	(25)	—
Proceeds from stock option exercises	1	2
Payment of withholding taxes on vesting of restricted stock units	(4)	(3)

Net cash provided by (used in) financing activities	5	(77)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16	(33)
CASH AND CASH EQUIVALENTS, beginning of period	103	110

CASH AND CASH EQUIVALENTS, end of period	$119	$77

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. We operate 63 properties in the United States and nine other countries and territories.

We generate most of our revenues from four primary sources: selling vacation ownership products, managing our resorts, financing consumer purchases, and renting vacation ownership inventory.

Our Spin-Off from Marriott International, Inc.

On November 21, 2011, the spin-off of Marriott Vacations Worldwide (the “Spin-Off”) from Marriott International, Inc. (“Marriott International”) was completed. In the Spin-Off, Marriott International’s vacation ownership operations and related residential business were separated from Marriott International through a special tax-free dividend to Marriott International’s shareholders of all of the issued and outstanding common stock of our company. As a result of the Spin-Off, we became an independent company, and our common stock is listed on the New York Stock Exchange under the symbol “VAC.” Following the Spin-Off, we and Marriott International have operated independently, and neither company has any ownership interest in the other.

In order to provide for an orderly transition to our status as an independent, publicly owned company and to govern the ongoing relationship between us and Marriott International, we and Marriott International entered into material agreements pertaining to the provision by each company to the other of certain services, and the rights and obligations of each company, following the Spin-Off. These agreements also provide for each company to indemnify the other against certain liabilities arising from our respective businesses. The agreements include a License, Services, and Development Agreement with Marriott International and its subsidiary Marriott Worldwide Corporation and a License, Services, and Development Agreement with The Ritz-Carlton Hotel Company, L.L.C., under which we are granted the exclusive right, for the terms of the agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business.

Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements presented herein and discussed below include 100 percent of the assets, liabilities, revenues, expenses and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities for which Marriott Vacations Worldwide is the primary beneficiary in accordance with the consolidation accounting guidance. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. The interim consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

We refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.”

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the twelve weeks ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2013 First Quarter	March 22, 2013
2012 First Quarter	March 23, 2012

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, seasonal and short-term variations.

These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, you should read these interim Financial Statements in conjunction with the audited annual Consolidated Financial Statements and notes to those Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, property and equipment valuation, loan loss reserves, Marriott Rewards customer loyalty program liability, self-insured medical plan reserves, equity-based compensation, income taxes, loss contingencies and exit and disposal activities reserves. Actual amounts may differ from these estimated amounts.

We have reclassified certain prior year amounts to conform to our 2013 presentation.

Restatement of Prior Year Cost Reimbursements

While preparing our Statements of Operations for the year ended December 28, 2012, we discovered an error in the presentation of Cost reimbursements within our prior periods. Consequently, we have restated the accompanying Statements of Operations for the twelve weeks ended March 23, 2012, appearing herein, from amounts previously reported to correct the prior period misstatement for the error. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are immaterial to our individual prior period Financial Statements and have no impact on net income as previously reported.

The tables below summarize the effect of the restatement of the previously reported Statement of Operations for the twelve weeks ended March 23, 2012.

	For the Twelve Weeks Ended March 23, 2012
($ in millions)	As Previously Reported	Adjustment	As Restated
REVENUES
Cost reimbursements	$86	$4	$90
TOTAL REVENUES	$372	$4	$376

EXPENSES
Cost reimbursements	$86	$4	$90
TOTAL EXPENSES	$355	$4	$359

New Accounting Standards

Accounting Standards Update No. 2013-02 – “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”)

ASU No. 2013-02, which we adopted in the first quarter of 2013, amends existing guidance by requiring that additional information be disclosed about items reclassified (“reclassification adjustments”) out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income (for example unrealized gains or losses on available-for-sale securities or foreign currency items) and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. The adoption of this update did not have a material impact on our Financial Statements.

2. INCOME TAXES

Marriott Vacations Worldwide files U.S. consolidated federal and state tax returns, as well as separate tax filings for non-U.S. jurisdictions. On November 21, 2011, we entered into a Tax Sharing and Indemnification Agreement with Marriott International (as subsequently amended, the “Tax Sharing and Indemnification Agreement”), which governs the allocation of responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide and each will indemnify and hold harmless the other from and against the taxes so allocated. We had unrecognized tax benefits of less than $1 million at March 22, 2013 and less than $1 million at December 28, 2012 relating to contested tax assessments, which, if realized, would have impacted our effective tax rate.

Marriott Vacations Worldwide has joined in the Marriott International U.S. Federal tax consolidated filing for all years prior to 2011 and the portion of 2011 up to the date of the Spin-Off. The IRS has examined Marriott International’s federal income tax returns, and it has settled all issues related to the timeshare business for the tax years through the Spin-Off. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year as a result of audits by other tax jurisdictions, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period. Pursuant to the Tax Sharing and Indemnification Agreement, Marriott International is liable and shall pay the relevant tax authority for all taxes related to the taxable income prior to the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities.

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	March 22, 2013	December 28, 2012
Vacation ownership notes receivable—securitized	$745	$727

Vacation ownership notes receivable—non-securitized
Eligible for securitization(1)	84	127
Not eligible for securitization(1)	187	202

Subtotal	271	329

Total vacation ownership notes receivable	$1,016	$1,056

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable.

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2013	$57	$71	$128
2014	49	98	147
2015	39	100	139
2016	26	105	131
2017	21	96	117
Thereafter	79	275	354

Balance at March 22, 2013	$271	$745	$1,016

Weighted average stated interest rate at March 22, 2013	11.5%	13.0%	12.5%
Range of stated interest rates at March 22, 2013	0.0% to 19.5%	6.0% to 18.7%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Operations in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	Twelve Weeks Ended
	March 22, 2013	March 23, 2012
Interest income associated with vacation ownership notes receivable—securitized	$24	$28
Interest income associated with vacation ownership notes receivable—non-securitized	8	7

Total interest income associated with vacation ownership notes receivable	$32	$35

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the twelve weeks ended March 22, 2013:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at year-end 2012	$93	$54	$147
Provision for loan losses	9	—	9
Securitizations	(12)	12	—
Clean-up calls (1)	4	(4)	—
Write-offs	(11)	—	(11)
Defaulted notes receivable repurchase activity (2)	7	(7)	—
Other	(3)	2	(1)

Balance at March 22, 2013	$87	$57	$144

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.
(2)

Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.27 percent and 7.42 percent as of March 22, 2013 and December 28, 2012, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for credit losses of $5 million as of March 22, 2013 and $6 million as of December 28, 2012.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in notes receivable on non-accrual status at March 22, 2013	$74	$9	$83
Investment in notes receivable on non-accrual status at year-end 2012	$73	$11	$84
Average investment in notes receivable on non-accrual status during the first quarter of 2013	$74	$10	$84
Average investment in notes receivable on non-accrual status during the first quarter of 2012	$90	$13	$103

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of March 22, 2013:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31—90 days past due	$15	$15	$30
91—150 days past due	8	7	15
Greater than 150 days past due	66	2	68

Total past due	89	24	113
Current	269	778	1,047

Total vacation ownership notes receivable	$358	$802	$1,160

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 28, 2012:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31—90 days past due	$14	$19	$33
91—150 days past due	7	8	15
Greater than 150 days past due	66	3	69

Total past due	87	30	117
Current	335	751	1,086

Total vacation ownership notes receivable	$422	$781	$1,203

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

	At March 22, 2013		At December 28, 2012
($ in millions)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable—securitized	$745	$922	$727	$895
Vacation ownership notes receivable—non-securitized	271	288	329	361

Total financial assets	$1,016	$1,210	$1,056	$1,256

Non-recourse debt associated with securitized vacation ownership notes receivable	$(572)	$(602)	$(674)	$(711)
Warehouse credit facility	(110)	(112)	—	—
Other debt	(4)	(4)	(4)	(4)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(45)	(40)	(46)
Liability for Marriott Rewards customer loyalty program	(147)	(140)	(159)	(150)
Other liabilities	(1)	(1)	(1)	(1)

Total financial liabilities	$(874)	$(904)	$(878)	$(912)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

We bifurcate our non-securitized vacation ownership notes receivable into two pools as follows:

($ in millions)	At March 22, 2013		At December 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable—eligible for securitization	$84	$101	$127	$159
Vacation ownership notes receivable—not eligible for securitization	187	187	202	202

Total vacation ownership notes receivable—non-securitized	$271	$288	$329	$361

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

5. EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted earnings per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Twelve Weeks Ended
(in millions, except per share amounts)	March 22, 2013 (1)	March 23, 2012 (2)
Computation of Basic Earnings Per Share
Net income	$18	$9
Weighted average shares outstanding	35.2	34.0

Basic earnings per share	$0.52	$0.25

Computation of Diluted Earnings Per Share
Net income	$18	$9

Weighted average shares outstanding	35.2	34.0
Effect of dilutive securities
Employee stock options and SARs	0.8	0.9
Restricted stock units	0.6	0.8

Shares for diluted earnings per share	36.6	35.7

Diluted earnings per share	$0.50	$0.24

(1)

Approximately 229,000 shares of common stock issuable upon the vesting of certain performance-based awards were not included in the computations of diluted earnings per share for the first quarter of 2013, because the performance conditions required for such shares to vest were not achieved by the end of the reporting period.

(2)

Approximately 157,000 shares of common stock issuable upon the vesting of certain performance-based awards were not included in the computations of diluted earnings per share for the first quarter of 2012, because the performance conditions required for such shares to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the twelve-week period ended March 23, 2012, we have not included 103,568 stock options and stock appreciation rights (“SARs”), with exercise prices ranging from $23.46 to $28.16, in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods.

6. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At March 22, 2013	At December 28, 2012
Finished goods (1)	$454	$484
Work-in-progress	145	120
Land and infrastructure	267	270

Real estate inventory	866	874
Operating supplies and retail inventory	7	7

	$873	$881

(1)	Represents completed inventory that is either registered or unregistered and available for sale in its current form.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value.

7. CONTINGENCIES AND COMMITMENTS

Guarantees

We issue guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products for the North America and Asia Pacific segments. The terms of guarantees to lenders generally require us to fund if the purchaser fails to pay under the term of its note payable. Prior to the Spin-Off, Marriott International guaranteed our performance under these arrangements, and subsequent to the Spin-Off continues to hold a standby letter of credit related to the Asia

Pacific segment guarantee. If Marriott International is required to fund any draws by lenders under this letter of credit it would seek recourse from us. Marriott International no longer guarantees our performance with respect to third-party financing for sales of products in the North America segment. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as notes mature or are repaid. The terms of the underlying notes extend to 2022.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions)	Maximum Potential Amount of Future Fundings at March 22, 2013	Liability for Expected Future Fundings at March 22, 2013
Segment
Asia Pacific	$16	$—
North America	3	1

Total guarantees where we are the primary obligor	$19	$1

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

Commitments and Letters of Credit

In addition to the guarantees we note in the preceding paragraphs, as of March 22, 2013, we had the following commitments outstanding:

•	$1 million (approximately €1 million) of other purchase commitments that we expect to fund during 2014.

•

We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments under these contracts were $37 million, of which we expect $9 million, $9 million, $9 million, $5 million and $5 million will be paid in 2013, 2014, 2015, 2016 and 2017, respectively.

•	Commitments to subsidize vacation ownership associations were $5 million, which we expect will be paid in 2013.

Surety bonds issued as of March 22, 2013 totaled $90 million, the majority of which were requested by federal, state or local governments related to our operations.

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

Additionally, as of March 22, 2013, we had $6 million of letters of credit outstanding under our four-year $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

In 2012, we agreed to settle two lawsuits in which certain of our subsidiaries were defendants. The plaintiffs in the lawsuits, residential unit owners at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), a project within our North America segment, questioned the adequacy of disclosures made prior to 2008, when our business was part of Marriott International, regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”) and their payment obligations with respect to such bonds. In March 2013, we agreed to settle a third lawsuit in which another residential unit owner at the RCC San Francisco had asserted similar claims. As a result of these matters, we recorded a charge of $41 million in the year ended December 28, 2012. In addition, as a result of the agreement to settle the third lawsuit in the first quarter of 2013 we reversed $1 million of previously recognized expense.

Two additional lawsuits are pending against us primarily relating to disclosure provided to purchasers of fractional interests at the RCC San Francisco. The first was filed on December 21, 2012, by Jon Benner, an owner of fractional interests in the RCC San Francisco, in Superior Court for the State of California, County of San Francisco against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under the Mello-Roos Act. The plaintiff alleges that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constitute intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought includes damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. This lawsuit is distinct from the other lawsuits described above relating to the RCC San Francisco because the disclosure process for the sale of fractional interests differs from that applicable to the sale of whole-ownership units. We dispute the material allegations in the complaint and intend to defend this action vigorously. Given the early stages of the action, we cannot estimate a range of the potential liability, if any, at this time.

On March 29, 2013, a second lawsuit relating to disclosures provided to fractional interest purchasers at RCC San Francisco was filed against certain of our subsidiaries in San Francisco Superior Court by Elisabeth Gani. Ms. Gani alleges that the issuance of bonds pursuant to the Mello Roos Act on October 31, 2007 constituted a material change that we were obligated to disclose under the California timeshare act. She demands rescission, punitive and exemplary damages and seeks to represent a class of all RCC San Francisco fractional interest purchasers who closed on purchases of their fractional interests subsequent to October 31, 2007. We dispute the material allegations in the Gani complaint and intend to defend this action vigorously. Given the early stages of the action, we cannot estimate a range of the potential liability, if any, at this time.

On December 11, 2012, Steven B. Hoyt and Bradley A. Hoyt, purchasers of fractional interests in two Ritz-Carlton Club projects, filed suit in the United States District Court for the District of Minnesota against us, certain of our subsidiaries and The Ritz-Carlton Hotel Company, L.L.C. on behalf of a putative class consisting of all purchasers of fractional interests at Ritz-Carlton Club projects. The plaintiffs allege that program changes beginning in 2009 caused an actionable decrease in the value of the fractional interests purchased. The relief sought includes declaratory and injunctive relief, damages in an unspecified amount, rescission of the purchases, restitution, disgorgement of profits, interest and attorneys’ fees. In response to our motion to dismiss the original complaint, plaintiffs filed an amended complaint. We dispute the material allegations in the amended complaint and intend to continue to defend this action vigorously. Given the early procedural stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On January 30, 2013, Krishna and Sherrie Narayan and 13 other owners of residential units at The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) were granted leave by the Court to file an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay. In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We intend to dispute the material allegations in the amended complaint and to continue to defend this action vigorously. Given that the Court recently granted the plaintiffs leave to file the amended complaint and the inherent uncertainties of litigation, we cannot estimate a range of potential liability, if any, at this time.

On September 26, 2012, we filed an arbitration demand against the Kapalua Bay Association for reimbursement of amounts advanced on behalf of the Kapalua Bay Association pursuant to the terms of the management agreement under which one of our subsidiaries provided services to the Kapalua Bay Association. Effective December 31, 2012, the management agreement was terminated as discussed in Footnote No. 11, “Variable Interest Entities.” On April 15, 2013, the Kapalua Bay Association filed a counterclaim against certain of our subsidiaries in the arbitration proceeding. In the counterclaim, the Kapalua Bay Association alleges breach of contract, misrepresentation, breach of fiduciary duty, unfair and deceptive trade practices and unjust enrichment. The relief sought consists of unspecified damages. We dispute the material allegations in the counterclaim and intend to defend this action vigorously. Given the recent filing of the counterclaim and the inherent uncertainties of arbitration, we cannot estimate a range of potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $137 million, of which $15 million is included within liabilities on our Balance Sheet. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

8. DEBT

The following table provides detail on our debt balances:

($ in millions)	At March 22, 2013	At December 28, 2012
Non-recourse debt associated with securitized vacation ownership notes receivable, interest rates ranging from 2.6% to 7.2% (weighted average interest rate of 4.2%) (1)	$572	$674
Warehouse credit facility (effective interest rate of 2.4%) (1)	110	—
Other	4	4

	$686	$678

(1)	Interest rates are as of March 22, 2013.

See Footnote No. 11, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding, is recourse to us but unsecured. The Warehouse Credit Facility currently terminates on September 10, 2014 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after the termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be directed to pay down the outstanding debt under the facility. We expect to utilize the ABS market once a year to securitize our vacation ownership notes receivable, including those vacation ownership notes receivable held in the Warehouse Credit Facility.

Although no cash borrowings were outstanding as of March 22, 2013 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors of that facility, in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions) Year	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility (1)	Other Debt	Total
2013	$63	$10	$—	$73
2014	85	13	—	98
2015	91	87	—	178
2016	96	—	—	96
2017	72	—	—	72
Thereafter	165	—	4	169

Balance at March 22, 2013	$572	$110	$4	$686

(1)	The Warehouse Credit Facility is non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $8 million in the twelve weeks ended March 22, 2013 and $10 million in the twelve weeks ended March 23, 2012.

Non-Recourse Debt Associated with Securitized Vacation Ownership Notes Receivable

Each of our securitized vacation ownership notes receivable pools is subject to various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (related to the interests we retained) to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the first quarter of 2013, and as of March 22, 2013, no pools were out of compliance with performance triggers. As of March 22, 2013, we had 6 securitized vacation ownership notes receivable pools outstanding.

9. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of March 22, 2013, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

10. SHARE-BASED COMPENSATION

A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Marriott Vacations Worldwide Stock Plan”). As of March 22, 2013, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan.

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

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $2 million and $3 million for the twelve weeks ended March 22, 2013 and March 23, 2012, respectively. Our deferred compensation liability related to unvested awards held by our employees totaled $22 million and $23 million at March 22, 2013 and March 23, 2012 respectively.

Restricted Stock Units (“RSUs”)

We granted 177,101 RSUs during the twelve weeks ended March 22, 2013 to our employees, and those RSUs generally vest over four year periods in annual installments commencing one year after the date of grant. RSUs granted in the twelve weeks ended March 22, 2013 had a weighted average grant-date fair value of $40.

During the twelve weeks ended March 22, 2013, we granted RSUs with performance-based vesting criteria to key members of management. The number of RSUs earned, if any, will be determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. For the RSUs with performance-based vesting criteria issued during the twelve weeks ended March 22, 2013, the maximum amount of RSUs that may vest under the performance-based RSUs is approximately 72,000.

Stock Appreciation Rights (“SARs”)

We granted 66,422 SARs to our employees during the twelve weeks ended March 22, 2013. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter of the number of SARs granted at the end of each of the first four years following the date of grant. These SARs had a weighted average grant-date fair value of $22 and a weighted average exercise price of $40.

We use the Black-Scholes model to estimate the fair value of the stock options or SARs granted. For SARs granted under the Marriott Vacations Worldwide Stock Plan in the twelve weeks ended March 22, 2013, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants during the twelve weeks ended March 22, 2013:

Expected volatility	57.55%
Dividend yield	0.00%
Risk-free rate	1.02%
Expected term (in years)	6.25

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included in our Balance Sheet at March 22, 2013:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$620	$125	$745
Interest receivable	3	1	4
Restricted cash	23	4	27

Total	$646	$130	$776

Consolidated Liabilities:
Interest payable	$1	$—	$1
Debt	572	110	682

Total	$573	$110	$683

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended March 22, 2013:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$22	$2	$24
Interest expense to investors	$6	$1	$7
Debt issuance cost amortization	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
Cash inflows:
Principal receipts	$43	$44
Interest receipts	23	25

Total	66	69

Cash outflows:
Principal to investors	(43)	(46)
Voluntary repurchases of defaulted vacation ownership notes receivable	(7)	(10)
Voluntary clean-up calls	(51)	(12)
Interest to investors	(7)	(9)

Total	(108)	(77)

Net Cash Flows	$(42)	$(8)

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
Cash inflows:
Net proceeds from vacation ownership notes receivable securitization	$109	$—
Principal receipts	4	8
Interest receipts	1	4

Total	114	12

Cash outflows:
Principal to investors	(2)	(8)
Interest to investors	—	(1)

Total	(2)	(9)

Net Cash Flows	$112	$3

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable balance. Our maximum exposure to loss relating to the entities that own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.

Other Variable Interest Entities

We have an equity investment in and notes receivable due from a variable interest entity that develops and markets vacation ownership and residential products in Hawaii pursuant to a joint venture arrangement. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of this entity, as power to direct the activities that most significantly impact the entity’s economic performance is shared among the variable interest holders and, therefore, we do not consolidate the entity. We provided a completion guarantee in favor of the project lenders for which the joint venture has delivered a completed operational project. Although we have not received a release of the guarantee from the lenders, we do not believe we have any exposure for funding. In 2009, we fully impaired our equity investment in the entity and in certain notes receivable due from the entity. In 2010, the continued application of equity losses to our investment in the remaining outstanding notes receivable balance reduced its carrying value to zero. In addition, the venture was unable to pay promissory notes that matured on December 31, 2010 and August 1, 2011. Subsequently, the lenders issued a notice of default to the venture. The lenders initiated foreclosure proceedings with respect to unsold interests in the project. A foreclosure auction was held and, on January 31, 2013, a bid was accepted and confirmed. If the sale is completed, we may receive some payment on our notes receivable due from the entity. We gave notice of breach or termination of various agreements, including management agreements with the owners’ associations at the project, marketing and sales agreements with the venture, and other agreements pursuant to which we provided services to the venture and, as we were unable to reach agreement with the owners’ associations with respect to our continued provision of services, termination of these agreements was effective on December 31, 2012. At March 22, 2013 we have a remaining accrual of $10 million for potential future funding included in other liabilities on our Balance Sheet, representing our remaining expected exposure to loss related to our involvement with this entity. In addition, several owners at the project have filed suit against several parties involved in the project, including two of our subsidiaries, which could result in additional exposures which are not estimable at this time. See Footnote No. 7, “Contingencies and Commitments,” for a discussion of certain litigation related to this project.

12. SHAREHOLDERS’ EQUITY

The following table details changes in shareholders’ equity during the twelve weeks ended March 22, 2013:

($ in millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at year-end 2012	$1,116	$21	$14	$1,151
Net income	—	—	18	18
Foreign currency translation adjustments	—	(1)	—	(1)

Balance at March 22, 2013	$1,116	$20	$32	$1,168

13. BUSINESS SEGMENTS

We define our reportable segments based on the way in which the chief operating decision maker, currently our chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in three reportable business segments:

•

In our North America segment, we develop, market, sell and manage vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We also develop, market and sell vacation ownership and related products under the Ritz-Carlton Destination Club brand, as well as whole ownership residential products under the Ritz-Carlton Residences brand.

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

Effective December 29, 2012, we have combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our scaling back of separate development activity and the aggregation of future marketing and sales of both upscale tier and luxury tier inventory. Existing service standards and on-site management remain unaffected by our reporting changes. Prior year amounts have been recast for consistency with current year’s presentation.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses or income taxes. We do not allocate corporate interest expense or other financing expenses to our segments. During the 2013 first quarter, we reviewed the allocation of general and administrative expenses to our reportable segments as a result of the realignment of our management structure. Based on this review, we determined to no longer allocate certain general and administrative expenses to our reportable segments. This change, which was effective December 29, 2012, had no impact on our Financial Statements for any prior period. Prior period reportable segment information has been adjusted to reflect the change in reportable segment reporting.

We include interest income specific to segment activities within the appropriate segment. We allocate other gains and losses and equity in earnings or losses from our joint ventures to each of our segments. Corporate and other represents that portion of our revenues, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

Revenues

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
North America	$353	$337
Europe	21	21
Asia Pacific	15	18

Total segment revenues	389	376
Corporate and other	—	—

	$389	$376

Net Income

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
North America	$78	$70
Europe	—	—
Asia Pacific	3	1

Total segment financial results	81	71
Corporate and other	(52)	(54)
Provision for income taxes	(11)	(8)

	$18	$9

Assets

	At Period-End
($ in millions)	March 22, 2013	December 28, 2012
North America	$2,192	$2,223
Europe	113	113
Asia Pacific	86	85

Total segment assets	2,391	2,421
Corporate and other	178	183

	$2,569	$2,604

14. ORGANIZATIONAL AND SEPARATION RELATED CHARGES

Since the Spin-Off, Marriott International has continued to provide us with certain information technology, payroll, human resources, and other administrative services pursuant to transition services agreements. In connection with our continued organizational and separation related activities, we have incurred certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll functions and reorganizing certain existing administrative organizations to support our stand-alone public company needs. We expect these efforts to continue through 2014. Organizational and separation related charges as reflected in our Statements of Operations, were $1 million and $2 million for the twelve weeks ended March 22, 2013 and March 23, 2012, respectively. In addition, $1 million was capitalized to Property and equipment on our Balance Sheets during the twelve weeks ended March 22, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, and the effects of competition. Forward-looking statements include all statements that are not historical fact and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

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

Our Financial Statements (as defined below), which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future. We refer to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Operations as our “Statements of Operations,” and (iii) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.”

The Spin-Off

On November 21, 2011, the spin-off of our company (the “Spin-Off”) from Marriott International, Inc. (“Marriott International”) was completed. In the Spin-Off, Marriott International’s vacation ownership operations and related residential business were separated from Marriott International through a special tax-free dividend to Marriott International’s shareholders of all of the issued and outstanding common stock of our company. As a result of the Spin-Off, we are an independent company, and our common stock is listed on the New York Stock Exchange under the symbol “VAC.” Following the Spin-Off, we and Marriott International have operated independently, and neither company has any ownership interest in the other.

In connection with the Spin-Off, we entered into several material agreements with Marriott International pertaining to the rights and obligations of each company following the Spin-Off. The agreements include a License, Services, and Development Agreement with Marriott International and its subsidiary Marriott Worldwide Corporation (the “Marriott License Agreement”) and a License, Services, and Development Agreement with The Ritz-Carlton Hotel Company, L.L.C. (the “Ritz-Carlton License Agreement” and, together with the Marriott License Agreement, the “License Agreements”). Under the License Agreements, we are granted the exclusive right, for the terms of the License Agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business.

Organizational and Separation Related Efforts

Since the Spin-Off, Marriott International has continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements. In connection with our continued organizational and separation related activities, we have incurred expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology, and related finance and accounting organizations to support our stand-alone public company needs. Organizational and separation related charges were $1 million for the twelve weeks ended March 22, 2013, as reflected in our Statements of Operations. In addition, during the twelve weeks ended March 22, 2013, $1 million was capitalized to Property and equipment on our Balance Sheets. Total future spending for these efforts is expected to be approximately $20 million to $25 million, with costs being incurred through 2014. Once completed, these efforts are expected to generate approximately $15 million to $20 million of annualized savings, of which approximately $1 million of incremental savings are reflected in our first quarter 2013 financial results.

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. Effective December 29, 2012, we have combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our scaling back of separate development activity and the aggregation of future marketing and sales of both upscale tier and luxury tier inventory. Existing service standards and on-site management remain unaffected by our reporting change. Prior year amounts have been recast for consistency with current year’s presentation. We operate 63 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

We report, on a supplemental basis, contract sales for each of our three segments. Contract sales represent the total amount of vacation ownership product sales from purchase agreements signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Statements of Operations due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

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

We provide day-to-day management services, including housekeeping services, operation of reservation systems, maintenance, and certain accounting and administrative services for property owners’ associations. We receive compensation for such management services; this compensation is generally based on either a percentage of total costs to operate the resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy.

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

	Twelve Weeks Ended
	March 22, 2013	March 23, 2012
Average FICO score	731	734

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

Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. Due to weakened economic conditions and our elimination of financing incentive programs, the percentage of customers choosing to finance their vacation ownership purchase with us (which we refer to as “financing propensity”) declined significantly through 2009 and has leveled out since then. As a result, we expect that interest income will continue to decline over the next few years until new originations outpace the decline in principal amount of the existing vacation ownership notes receivable portfolio.

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

	Twelve Weeks Ended
	March 22, 2013	March 23, 2012
Historical default rates	1.0%	1.2%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory.

We obtain rental inventory from:

•	Unsold inventory; and

•	Inventory we control because owners have elected various usage options.

Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points under the Marriott Vacation Club Destinations TM (“MVCD”) program when those points are redeemed for rental stays at one of our resorts or upon expiration of the points.

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

Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), and owner use and exchange behavior. Further, as our ability to rent certain inventory at our Ritz-Carlton branded properties and in our Asia Pacific segment is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our vacation units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a master unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” night is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.

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

Interest Expense

We refer to interest expense associated with the debt from our non-recourse warehouse credit facility (the “Warehouse Credit Facility”) and from the securitization of our vacation ownership notes receivable in the asset-backed securities (“ABS”) market as consumer financing interest expense. We distinguish consumer financing interest expense from all other interest expense (referred to as non-consumer financing interest expense) because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us.

Other Items

We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products;

•	Development margin percentage; and

•

Volume per guest (“VPG”), which we calculate by dividing contract sales, excluding telesales and other sales that are not attributed to a tour at a sales location, by the number of sales tours in a given period. We believe this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.

Rounding

Percentage changes presented in our public filings are calculated using whole dollars.

Consolidated Results

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 22, 2013, compared to the twelve weeks ended March 23, 2012.

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
Revenues
Sale of vacation ownership products	$140	$134
Resort management and other services	56	54
Financing	33	36
Rental	63	56
Other	6	6
Cost reimbursements	91	90

Total revenues	389	376

Expenses
Cost of vacation ownership products	44	48
Marketing and sales	74	74
Resort management and other services	42	44
Financing	5	6
Rental	56	48
Other	4	2
General and administrative	21	19
Litigation settlement	(1)	—
Organizational and separation related	1	2
Interest	11	13
Royalty fee	13	13
Cost reimbursements	91	90

Total expenses	361	359

Gains and other income	1	—

Income before income taxes	29	17
Provision for income taxes	(11)	(8)

Net income	$18	$9

First Quarter 2013 highlights include:

•	North America segment contract sales increased 7 percent to $143 million; VPG increased 11 percent year-over-year to $3,266.

•

Development margin percentage increased to 15.8 percent in the twelve weeks ended March 22, 2013 from 9.2 percent in the prior year comparable period; North America development margin percentage increased to 17.3 percent in the twelve weeks ended March 22, 2013 from 11.7 percent in the prior year comparable period.

Contract Sales

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Contract Sales
Vacation ownership	$156	$154	$2	2%

Total contract sales	$156	$154	$2

The $2 million increase in total contract sales was driven by $9 million, or 7 percent, of higher contract sales in our key North America segment, partially offset by $4 million of lower contract sales in our Asia Pacific segment due to the closure of our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012 and $3 million of lower contract sales in our Europe segment as we continued to sell through existing inventory.

The increase in contract sales in our North America segment reflected an 11 percent increase in VPG to $3,266 in the twelve weeks ended March 22, 2013 from $2,942 in the prior year comparable period. This increase in VPG was due to a two percent price increase and a slightly more than one percentage point increase in closing efficiency resulting from improved marketing and sales execution.

Development Margin

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Sale of vacation ownership products	$140	$134	$6	5%
Cost of vacation ownership products	(44)	(48)	4	9%
Marketing and sales	(74)	(74)	—	(1%)

Development margin	$22	$12	$10	80%

Development margin percentage	15.8%	9.2%	6.6 pts

The increase in revenues from the sale of vacation ownership products was due to the $2 million increase in contract sales and $6 million of higher revenue reportability compared to the prior year comparable period, partially offset by $2 million of higher sales incentives issued in the current year quarter for plus points that will ultimately be recognized upon usage or expiration as rental revenues rather than revenues from the sale of vacation ownership products. The $6 million of higher revenue reportability resulted from $3 million of lower revenue reportability in the twelve weeks ended March 22, 2013 compared to $9 million of lower revenue reportability in the prior year comparable period. The impact of revenue reportability was lower in the current year quarter as more sales met the down payment requirement for revenue recognition purposes as compared to the prior year comparable period. Revenue reportability affects quarter-to-quarter earnings; however, on an annual basis we do not expect revenue reportability to have a material impact on year-over-year earnings.

The increase in development margin reflects $4 million of favorable product cost true-ups ($6 million in the twelve weeks ended March 22, 2013 compared to $2 million in the prior year comparable period), a $4 million increase from higher contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from a favorable mix of real estate inventory being sold and more efficient marketing and sales spending and $3 million from higher revenue reportability year-over-year. These increases were partially offset by $1 million of severance related to the restructuring of sales locations in Europe in early 2013.

The favorable product cost true-ups recorded in the twelve weeks ended March 22, 2013 were comprised of $3 million from lower estimated common construction costs, $2 million from changes in sequencing of inventory into the MVCD program driven by the continued reacquisition of previously sold inventory and $1 million from an increase in estimated future revenues associated with our Asia Pacific product.

The nearly 7 percentage point improvement in the development margin percentage reflects a 5 percentage point increase from lower cost of vacation ownership products due to the favorable product cost true-up activity (3 percentage points) and, to a lesser extent, a favorable mix of lower cost real estate inventory being sold, a 2 percentage point increase from efficiencies in marketing and sales spending and a 1 percentage point increase due to higher revenue reportability year-over-year. These increases were partially offset by a 1 percentage point decline due to the severance charges in our Europe segment discussed above.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Management fee revenues	$16	$15	$1	4%
Other services revenues	40	39	1	2%

Resort management and other services revenues	56	54	2	2%
Resort management and other services expenses	(42)	(44)	2	5%

Resort management and other services margin	$14	$10	$4	35%

Resort management and other services margin percentage	24.9%	18.9%	6.0 pts

The increase in resort management and other services revenues reflects $2 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program and $1 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system. These increases are partially offset by $1 million of lower ancillary revenues, which reflects a $3 million decline due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, partially offset by a $2 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts.

The improvement in the resort management and other services margin reflects $2 million of additional annual club dues earned in connection with the MVCD program net of expenses, a $1 million increase in management fees net of expenses and $1 million of higher ancillary revenues net of expenses primarily due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, which experienced an operating loss in the prior year comparable period.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Interest income	$32	$35	$(3)	(8%)
Other financing revenues	1	1	—	(1%)

Financing revenues	$33	$36	$(3)	(8%)
Financing expenses	(5)	(6)	1	19%

Financing margin	$28	$30	$(2)	(6%)

Financing propensity	40%	41%

The decrease in financing revenues is due to a $118 million decline in the average gross vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $2 million decrease in financing margin from the prior year comparable period reflects the lower interest income, partially offset by lower expenses due to lower foreclosure activity.

Financing margin net of consumer financing interest expense of $20 million in the twelve weeks ended March 22, 2013 remained unchanged from the prior year comparable period. See “Interest Expense” below for a discussion of consumer financing interest expense.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Rental revenues	$63	$56	$7	13%
Unsold maintenance fees—upscale	(13)	(10)	(3)	(22%)
Unsold maintenance fees—luxury	(2)	(3)	1	15%

Unsold maintenance fees	(15)	(13)	(2)	(14%)
Other expenses	(41)	(35)	(6)	(19%)

Rental margin	$7	$8	$(1)	(14%)

Rental margin percentage	11.1%	14.5%	(3.4 pts )

	Twelve Weeks Ended		Change	% Change
	March 22, 2013	March 23, 2012
Transient keys rented (1)	263,892	220,987	42,905	19%
Average transient key rate	$210.17	$196.27	$13.90	7%
Resort occupancy	88.1%	87.8%	0.3 pts

(1)	Transient keys rented excludes those obtained through the use of plus points.

The increase in rental revenues is due to $8 million from a company-wide 19 percent increase in transient keys rented, which were primarily sourced from a 9 percent increase in available keys (40,000 additional available keys) due to an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options and a lower utilization of plus points for stays at our resorts, as well as $4 million from a company-wide 7 percent increase in average transient rate driven by stronger consumer demand and mix of available inventory. These increases were partially offset by the recognition of $5 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) resulting from our reduced dependency on plus points as incentives for enrollment in our points program.

The decrease in rental margin reflects the $5 million decline in plus points revenue, partially offset by $4 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees. The increase in unsold maintenance fees mainly reflects the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012 as well as increased expenses associated with our inventory repurchase program.

Other

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
Other revenues	$6	$6
Other expenses	(4)	(2)

Other revenues, net of expenses	$2	$4

Other revenues net of expenses decreased mainly from higher expenses associated with an external exchange company and other miscellaneous expense in the twelve weeks ended March 22, 2013 compared to the prior year comparable period.

Cost Reimbursements

Twelve Weeks Ended March 22, 2013

Cost reimbursements increased $1 million, or 1 percent, over the prior year comparable period, reflecting $2 million from the impact of growth across the system, partially offset by $1 million of lower costs associated with the termination of the management contract for a joint venture project in early 2013.

General and Administrative

Twelve Weeks Ended March 22, 2013

General and administrative expense increased $2 million (from $19 million to $21 million) over the prior year comparable period due to $2 million of higher personnel related costs, $1 million of higher legal and audit related expenses, and $1 million from timing of expenses as compared to the prior year comparable period. These increases were offset by $1 million of savings related to organizational and separation related efforts (human resources, information technology and finance and accounting) and $1 million from the favorable resolution of an international tax (non-income) matter.

Interest Expense

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
Consumer financing interest expense	$(8)	$(10)
Non-consumer financing interest expense	(3)	(3)

Interest expense	$(11)	$(13)

The decline in consumer financing interest expense is driven by the lower outstanding debt balances and associated interest costs related to the securitized vacation ownership notes receivable as well as a lower average interest rate. The lower average interest rate reflects the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates achieved in our most recently completed securitization of vacation ownership notes receivables and through utilization of our Warehouse Credit Facility.

Non-consumer financing interest expense of $3 million remained unchanged from the prior year comparable period. A nearly $1 million decline in expense associated with the liability for the Marriott Rewards customer loyalty program under the Marriott Rewards Affiliation Agreement that we and certain of our subsidiaries entered into with Marriott International and its subsidiary Marriott Rewards, LLC (the “Marriott Rewards Agreement”) in connection with the Spin-Off is offset by nearly $1 million of lower capitalized interest costs.

Royalty Fee

Twelve Weeks Ended March 22, 2013

Royalty fee expense of $13 million in the twelve weeks ended March 22, 2013 remains unchanged from the prior year comparable period.

Income Tax

Twelve Weeks Ended March 22, 2013

Income tax expense increased by $3 million to $11 million in the first quarter of 2013 compared to $8 million in the prior year comparable period. The increase in income tax expense is primarily related to an increase in the 2013 pretax income attributable to the United States as noted in the discussion of our North America segment results below.

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

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of performance. Adjusted EBITDA excludes the impact of non-cash impairment charges or reversals and restructuring charges and includes the impact of interest expense associated with the debt from the Warehouse Credit Facility and from the securitization of our vacation ownership notes receivable in the ABS market, which together we refer to as consumer financing interest expense. We deduct consumer financing interest expense in determining Adjusted EBITDA since the debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. We evaluate Adjusted EBITDA, which adjusts for these items, to allow for period-over-period comparisons of our ongoing core operations before material charges. Adjusted EBITDA is also useful in measuring our ability to service our non-securitized debt. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our ongoing operations with results from other vacation ownership companies.

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

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
Net income	$18	$9
Interest expense	11	13
Tax provision	11	8
Depreciation and amortization	6	7

EBITDA	46	37

Consumer financing interest expense	(8)	(10)

Adjusted EBITDA	$38	$27

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. Prior to 2013, our business was grouped into four reportable segments: North America, Luxury, Europe and Asia Pacific. Effective December 29, 2012, we have combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our scaling back of separate development activity and the aggregation of future marketing and sales of both upscale tier and luxury tier inventory. Existing service standards and on-site management remain unaffected by our reporting changes. Prior year amounts have been recast for consistency with current year’s presentation. See Footnote No. 13, “Business Segments,” of the Notes to our Financial Statements for further information on our segments.

At March 22, 2013, we operated the following 63 properties by segment:

	U.S.(1)	Non-U.S.	Total
North America	49	5	54
Europe	—	5	5
Asia Pacific	—	4	4

Total	49	14	63

(1)	Includes incorporated U.S. territories.

North America

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
Revenues
Sale of vacation ownership products	$126	$114
Resort management and other services	50	49
Financing	31	34
Rental	59	52
Other	6	6
Cost reimbursements	81	82

Total revenues	353	337

Expenses
Cost of vacation ownership products	40	41
Marketing and sales	64	60
Resort management and other services	36	39
Rental	51	42
Other	4	2
Litigation settlement	(1)	—
Royalty fee	1	1
Cost reimbursements	81	82

Total expenses	276	267

Gains and other income	1	—

Segment financial results	$78	$70

Contract Sales

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Contract Sales
Vacation ownership	$143	$134	$9	7%

Total contract sales	$143	$134	$9	7%

The increase in contract sales in our North America segment reflected an 11 percent increase in VPG to $3,266 in the twelve weeks ended March 22, 2013 from $2,942 in the prior year comparable period. This increase in VPG was due to a two percent price increase and a slightly more than one percentage point increase in closing efficiency resulting from improved marketing and sales execution.

Development Margin

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Sale of vacation ownership products	$126	$114	$12	10%
Cost of vacation ownership products	(40)	(41)	1	2%
Marketing and sales	(64)	(60)	(4)	(7%)

Development margin	$22	$13	$9	63%

Development margin percentage	17.3%	11.7%	5.6 pts

The increase in revenues from the sale of vacation ownership products was due to the $9 million increase in contract sales and $5 million of higher revenue reportability in the twelve weeks ended March 22, 2013 compared to the prior year comparable period, partially offset by $2 million of higher sales incentives issued in the current year quarter for plus points that will ultimately be recognized upon usage or expiration as rental revenues rather than revenues from the sale of vacation ownership products. The $5 million of higher revenue reportability resulted from $5 million of lower revenue reportability in the twelve weeks ended March 22, 2013 compared to $10 million of lower revenue reportability in the prior year comparable period. The impact of revenue reportability was lower in the current year quarter as more sales met the down payment requirement for revenue recognition purposes as compared to the prior year comparable period. There was no change in the sales reserve activity compared to the prior year comparable period because the higher sales reserve related to the increase in contract sales was offset by an improvement in estimated default and delinquency activity in the twelve weeks ended March 22, 2013.

The increase in development margin reflects $3 million of favorable product cost true-ups ($5 million in the twelve weeks ended March 22, 2013 compared to $2 in the prior year comparable period), a $2 million increase from higher contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from a favorable mix of real estate inventory being sold and more efficient marketing and sales spending and $3 million from higher revenue reportability year-over-year.

The favorable product cost true-ups recorded in the twelve weeks ended March 22, 2013 were comprised of $3 million from lower estimated common construction costs and $2 million from changes in sequencing of inventory into the MVCD program driven by the continued reacquisition of previously sold inventory.

The nearly 6 percentage point improvement in the development margin percentage reflects a 4 percentage point increase from lower cost of vacation ownership products due to the favorable product cost true-up activity (2 percentage points) and a favorable mix of lower cost real estate inventory being sold, and a 2 percentage point increase due to higher revenue reportability.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Management fee revenues	$14	$14	—	4%
Other services revenues	36	35	1	NM

Resort management and other services revenues	50	49	1	1%
Resort management and other services expenses	(36)	(39)	3	9%

Resort management and other services margin	$14	$10	$4	40%

Resort management and other services margin percentage	27.0%	19.4%	7.6 pts

NM = not meaningful

The increase in resort management and other services revenues reflects $2 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, partially offset by $1 million of lower ancillary and other revenues. The lower ancillary revenues reflects a $3 million decline due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, partially offset by a $1 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts and a $1 million increase in other miscellaneous revenues.

The improvement in the resort management and other services margin reflects $2 million of additional annual club dues earned in connection with the MVCD program net of expenses, $1 million of higher ancillary revenues net of expenses primarily due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, which experienced an operating loss in the prior year comparable period, and $1 million of higher other miscellaneous revenues net of expenses.

Financing Revenues

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Interest income	$30	$33	$(3)	(9%)
Other financing revenues	1	1	—	(2%)

Financing revenues	$31	$34	$(3)	(9%)

Financing propensity	37%	40%

The decrease in financing revenues is due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Rental revenues	$59	$52	$7	13%
Unsold maintenance fees—upscale	(11)	(9)	(2)	(22%)
Unsold maintenance fees—luxury	(2)	(3)	1	15%

Unsold maintenance fees	(13)	(12)	(1)	(13%)
Other expenses	(38)	(30)	(8)	(21%)

Rental margin	$8	$10	$(2)	(13%)

Rental margin percentage	14.4%	18.7%	(4.3 pts )

	Twelve Weeks Ended		Change	% Change
	March 22, 2013	March 23, 2012
Transient keys rented (1)	246,383	204,884	41,499	20%
Average transient key rate	$208.93	$194.47	$14.46	7%
Resort occupancy	89.7%	89.5%	0.2 pts

(1)	Transient keys rented excludes those obtained through the use of plus points.

The increase in rental revenues is due to $8 million from a 20 percent increase in transient keys rented, which were primarily sourced from an 11 percent increase in available keys (43,000 additional available keys) due to an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options and a lower utilization of plus points for stays at our resorts, as well as $4 million from a 7 percent increase in average transient rate driven by stronger consumer demand and mix of available inventory. These increases were partially offset by the recognition of $5 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) resulting from our reduced dependency on plus points as incentives for enrollment in our points program.

The decrease in rental margin reflects the $5 million decline in plus points revenue, partially offset by $3 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees. The increase in unsold maintenance fees mainly reflects the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012.

Europe

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
Revenues
Sale of vacation ownership products	$6	$8
Resort management and other services	5	4
Financing	1	1
Rental	2	2
Cost reimbursements	7	6

Total revenues	21	21

Expenses
Cost of vacation ownership products	—	2
Marketing and sales	6	6
Resort management and other services	5	4
Rental	3	3
Cost reimbursements	7	6

Total expenses	21	21

Segment financial results	$—	$—

Contract Sales

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Contract Sales
Vacation ownership	$4	$7	$(3)	(36%)

Total contract sales	$4	$7	$(3)	(36%)

In our Europe segment, we are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Development Margin

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change		% Change
($ in millions)	March 22, 2013	March 23, 2012
Sale of vacation ownership products	$6	$8	$(2)		(18%)
Cost of vacation ownership products	—	(2)	2		77%
Marketing and sales	(6)	(6)	—		(12%)

Development margin	$—	$—	$—		NM

Development margin percentage	(5.7%)	0.2%	(5.9 pts	)

The lower revenue from the sale of vacation ownership products reflects the $3 million decline in contract sales, and is partially offset by $1 million of higher revenue reportability. The development margin in the twelve weeks ended March 22, 2013 is unchanged from the prior year comparable period. Results for the twelve weeks ended March 22, 2013 include $1 million of severance related to the restructuring of sales locations in Europe in early 2013. Additionally, cost of vacation ownership products is less than $1 million in the twelve weeks ended March 22, 2013 as a result of a favorable product cost true-up and a favorable resolution of a tax (non-income) matter.

Asia Pacific

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
Revenues
Sale of vacation ownership products	$8	$12
Resort management and other services	1	1
Financing	1	1
Rental	2	2
Cost reimbursements	3	2

Total revenues	15	18

Expenses
Cost of vacation ownership products	2	3
Marketing and sales	4	8
Resort management and other services	1	1
Rental	2	3
Cost reimbursements	3	2

Total expenses	12	17

Segment financial results	$3	$1

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement and, as a result, we closed our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012. Our on-site sales locations have proven to be more efficient sales channels than our off-site sales locations and, therefore, we plan to focus our efforts towards future inventory acquisitions with strong on-site sales distribution potential.

Contract Sales

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Contract Sales
Vacation ownership	$9	$13	$(4)	(33%)

Total contract sales	$9	$13	$(4)	(33%)

The decline in contract sales reflects the closure of off-site sales locations in 2012, partially offset by improvements at existing sales locations. These changes resulted in a 60 percent decrease in sales tours and a $1,373 increase in VPG.

Development Margin

Twelve Weeks Ended March 22, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 22, 2013	March 23, 2012
Sale of vacation ownership products	$8	$12	$(4)	(33%)
Cost of vacation ownership products	(2)	(3)	1	57%
Marketing and sales	(4)	(8)	4	47%

Development margin	$2	$1	$1	NM

Development margin percentage	26.8%	3.4%	23.4 pts

The development margin increase is due to the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) as a result of more efficient marketing and sales spending at our existing sales locations in the twelve weeks ended March 22, 2013.

Corporate and Other

	Twelve Weeks Ended
($ in millions)	March 22, 2013	March 23, 2012
Cost of vacation ownership products	$2	$2
Financing	5	6
General and Administrative	21	19
Organizational and separation related	1	2
Interest	11	13
Royalty fee	12	12

Total Expenses	$52	$54

Corporate and Other captures information not specifically identifiable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, the fixed royalty fee payable under the License Agreements and interest expense.

Twelve Weeks Ended March 22, 2013

Total expenses decreased $2 million over the prior year comparable period. The $2 million decrease was the result of $2 million of lower interest expense, $1 million of lower financing expenses due to lower foreclosure activity and $1 million of lower organizational and separation related expenses, partially offset by $2 million of higher general and administrative expenses.

The $2 million decline in interest expense was due to $2 million of lower consumer financing interest expense. The decline in consumer financing interest expense is driven by the lower outstanding debt balances related to the securitized vacation ownership notes receivable as well as a lower average interest rate. The lower average interest rate reflects the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates achieved in our most recently completed securitization of vacation ownership notes receivables and through utilization of the Warehouse Credit Facility. Non-consumer financing interest expense remained unchanged from the prior year comparable period. A nearly $1 million decline in expense associated with the liability for the Marriott Rewards customer loyalty program under the Marriott Rewards Agreement which we entered into in connection with the Spin-Off is offset by nearly $1 million of lower capitalized interest costs.

General and administrative expense increased $2 million (from $19 million to $21 million) over the prior year comparable period due to $2 million of higher personnel related costs, $1 million of higher legal and audit related expenses, and $1 million from timing of expenses as compared to the prior year comparable period. These increases were offset by $1 million of savings related to organizational and separation related efforts (human resources, information technology and finance and accounting) and $1 million from the resolution of an international tax matter.

New Accounting Standards

See Footnote No. 1 to our Financial Statements, “Summary of Significant Accounting Policies,” for information related to our adoption of new accounting standards in the twelve weeks ended March 22, 2013.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($119 million at the end of the first quarter of 2013), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the first quarter of 2013, $682 million of the $686 million of total debt outstanding is non-recourse debt associated with secured vacation ownership notes receivable. In addition, we have $40 million of mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021; however we may redeem the preferred stock after October 2016 at our option.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of the first quarter of 2013, we had $866 million of real estate inventory on hand, comprised of $454 million of finished goods, $145 million of work-in-process, and $267 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than or in line with cost of sales for the near term. We also expect to sell excess Ritz-Carlton branded inventory and dispose of undeveloped land, and to sell most of our remaining Ritz-Carlton branded inventory through the MVCD program over the next few years, in order to generate incremental cash and reduce related carrying costs.

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

During the twelve weeks ended March 22, 2013 we had a net increase in cash and cash equivalents of $15 million compared to a $33 million net decrease in cash and cash equivalents during the twelve weeks ended March 23, 2012. The following table summarizes such changes:

($ in millions)	Twelve Weeks Ended
	March 22, 2013	March 23, 2012
Cash provided by (used in):
Operating activities	$(11)	$25
Investing activities	22	19
Financing activities	5	(77)

Net change in cash and cash equivalents	$16	$(33)

Cash from Operating Activities

In the twelve weeks ended March 22, 2013, we used $11 million of cash flows for operating activities, compared to generating $25 million of cash flows from operating activities in the twelve weeks ended March 23, 2012. Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding notes receivables and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts or turnkey purchases of new inventory as well as funding our working capital needs.

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

During the twelve weeks ended March 22, 2013, cash from operating activities was impacted by the timing of unsold maintenance fee payments to property owners’ associations as compared to the prior year comparable period, higher bonus payouts associated with 2012 financial performance and payment of a previously accrued legal settlement.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real estate inventory spending less than cost of sales

($ in millions)	Twelve Weeks Ended
	March 22, 2013	March 23, 2012
Real estate inventory spending	$(31)	$(17)
Real estate inventory costs	41	45

Real estate inventory spending less than cost of sales	$10	$28

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense in our Statements of Operations related to sale of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from our MVCD program, our spending for real estate inventory remained below the amount of real estate inventory costs in each of the twelve week periods ended March 22, 2013 and March 23, 2012. We expect our real estate inventory spending to remain in line with or below real estate inventory costs in the near term.

We recently expanded our existing vacation ownership interest repurchase program pursuant to which we are proactively buying back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations we expect to be able to stabilize the future cost of vacation ownership products for the next several years.

Notes receivable collections in excess of new mortgages

($ in millions)	Twelve Weeks Ended
	March 22, 2013	March 23, 2012
Notes receivable collections (non-securitized vacation ownership notes receivable)	$27	$22
Notes receivable collections (securitized vacation ownership notes receivable)	47	52
New vacation ownership notes receivable	(44)	(43)

Notes receivable collections in excess of new mortgages	$30	$31

Notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable for all periods reported. Collections in the twelve weeks ended March 22, 2013 remained in line with the prior year comparable period. New vacation ownership notes receivable increased slightly in the twelve weeks ended March 22, 2013 compared to the twelve weeks ended March 23, 2012 due to an increase in the number of contract closings that occurred in the twelve weeks ended March 22, 2013 compared to the twelve weeks ended March 23, 2012, mainly in our North America segment, partially offset by a 1 percentage point decline in the financing propensity of purchasers in our North America segment (to 40 percent in the twelve weeks ended March 22, 2013 from 41 percent in the prior year comparable period). During the first quarter of 2013, and as of March 22, 2013, no pools were out of compliance with performance triggers.

Cash from Investing Activities

($ in millions)	Twelve Weeks Ended
	March 22, 2013	March 23, 2012
Capital expenditures for property and equipment	$(3)	$(3)
Decrease in restricted cash	22	22
Dispositions	3	—

Net cash provided by investing activities	$22	$19

Capital expenditures for property and equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and ancillary offerings at resorts such as food and beverage locations.

In the twelve weeks ended March 22, 2013, capital expenditures for property and equipment of $3 million included $2 million of spending to support normal business operations (such as sales locations and ancillary assets) and $1 million for technology spending.

In the twelve weeks ended March 23, 2012, capital expenditures for property and equipment of $3 million included spending to support normal business operations (such as sales locations and ancillary assets).

Decrease in Restricted Cash

Restricted cash primarily consists of cash held in a reserve account related to vacation ownership notes receivable securitizations, cash collected for maintenance fees to be remitted to property owners’ associations, and deposits received, primarily associated with vacation ownership products that are held in escrow until the associated contract has closed or the period in which it can be rescinded has passed, depending on legal requirements. The decrease in restricted cash in the twelve weeks ended March 22, 2013 and March 23, 2012 reflects payments to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2012. We expect the fluctuation in restricted cash for maintenance fee activity to be relatively stable, with cash inflows occurring in the fourth quarter upon receipt of maintenance fees and cash out flows occurring in the first quarter upon remittance to property owners’ associations.

Dispositions

Dispositions in the twelve weeks ended March 22, 2013, related to the sale of a multi-family parcel and several lots in St. Thomas, USVI.

Cash from Financing Activities

($ in millions)	Twelve Weeks Ended
	March 22, 2013	March 23, 2012
Borrowings from securitization transactions
Warehouse Credit Facility	$111	$—

Subtotal	111	—
Repayment of debt related to securitizations
Bonds payable on securitized vacation ownership notes receivable	(102)	(68)
Warehouse Credit Facility	(1)	(8)

Subtotal	(103)	(76)

Borrowings on Revolving Corporate Credit Facility	25	—
Repayment of Revolving Corporate Credit Facility	(25)	—
Proceeds from stock option exercises	1	2
Payment of withholding taxes on vesting of restricted stock units	(4)	(3)

Net cash used in financing activities	$(5)	$(77)

Borrowings / Repayments of debt related to securitizations

We reflect proceeds from securitizations of vacation ownership notes receivable, including draw downs on the Warehouse Credit Facility, as “Borrowings from securitization transactions,” and we reflect payments of bonds payable associated with vacation ownership notes receivable securitizations and on the Warehouse Credit Facility, including vacation ownership notes receivable repurchases, as “Repayment of debt related to securitizations,” within “Cash from Financing Activities.”

Repayments on the non-recourse debt associated with our securitized vacation ownership notes receivable totaled $103 million (including $52 million for voluntary retirement clean-up calls) and $76 million (including $12 million for voluntary clean-up calls) in each of the twelve weeks ended March 22, 2013 and March 23, 2012, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 28, 2012, other than those resulting from changes in the amount of debt outstanding. As of the end of the first quarter of 2013, debt increased by $8 million to $686 million compared to $678 million at year-end 2012, all of which related to an increase in non-recourse debt associated with previously securitized vacation ownership notes receivable, including draw downs on the Warehouse Credit Facility. At the end of the first quarter of 2013, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $800 million and are due as follows: $92 million in 2013; $115 million in 2014; $191 million in 2015; $105 million in 2016; $77 million in 2017; and $220 million thereafter.

We have provided guarantees to certain lenders in connection with the provision of third-party financing for our vacation ownership product sales, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of the guarantees require us to fund if the purchaser fails to pay under the terms of the note payable. We are then entitled to repossess the property and retain the proceeds from its resale. Our commitments under these guarantees diminish as principal payments are made by the purchaser to the third-party lender. Our current exposure under such guarantees as of the end of the first quarter of 2013 in the Asia Pacific and North America segments is $16 million and $3 million, respectively, and the underlying debt to third-party lenders will mature between 2013 and 2022.

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

Our exposure to market risk has not changed materially from that disclosed in the Annual Report on Form 10-K for the year ended December 28, 2012.

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

Changes in Internal Control Over Financial Reporting

Although we continue to use Marriott International’s financial systems to process and record various transactions, we have recently ceased using Marriott International’s systems for the transactions described below, resulting in new controls over financial reporting.

During the fourth quarter of 2012, we ceased using Marriott International’s systems and services for certain payroll and benefit related items. In connection with our outsourcing of these services to a third party, and in order to continuously improve our internal control environment, we implemented new internal controls over financial reporting related to payroll and benefit related transactions. Such controls were enhanced during the first quarter of 2013 as we continued to operate our new processes related to payroll and benefit related transactions.

Also in the first quarter of 2013, we ceased using Marriott International’s systems to account for Property and equipment and capitalized costs of real estate inventory and, as a result, we implemented new functionality in our existing suite of financial applications and controls over financial reporting related to Property and equipment and capitalized costs of real estate inventory.

Other than those noted above, there were no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed in Footnote No. 7, “Contingencies and Commitments,” to our Consolidated Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

April 25, 2013	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.1	Letter Agreement, dated as of February 21, 2013, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, supplementing the License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed February 22, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Operations for the twelve weeks ended March 22, 2013 and March 23, 2012, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve weeks ended March 22, 2013 and March 23, 2012, respectively; (iii) the Interim Consolidated Balance Sheets at March 22, 2013 and December 28, 2012; and (iv) the Interim Consolidated Statements of Cash Flows for the twelve weeks ended March 22, 2013 and March 23, 2012, respectively. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

E-1