Form 10-Q
period 2013-06-14
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2013-07-18
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2013

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 12, 2013 was 35,377,732.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2013	June 15, 2012	June 14, 2013	June 15, 2012
REVENUES
Sale of vacation ownership products	$169	$141	$310	$273
Resort management and other services	61	62	117	116
Financing	32	35	65	71
Rental	65	54	128	110
Other	9	8	15	14
Cost reimbursements	85	83	176	173

TOTAL REVENUES	421	383	811	757

EXPENSES
Cost of vacation ownership products	57	50	101	97
Marketing and sales	74	78	148	152
Resort management and other services	45	49	87	93
Financing	6	7	11	13
Rental	56	52	112	100
Other	3	3	7	5
General and administrative	22	20	43	39
Litigation settlement	—	2	(1)	2
Organizational and separation related	2	4	3	6
Interest	11	14	22	27
Royalty fee	15	14	28	27
Impairment	1	—	1	—
Cost reimbursements	85	83	176	173

TOTAL EXPENSES	377	376	738	734

Gains and other income	—	—	1	—
Impairment reversals on equity investment	—	2	—	2

INCOME BEFORE INCOME TAXES	44	9	74	25
Provision for income taxes	(14)	(4)	(25)	(12)

NET INCOME	$30	$5	$49	$13

Basic earnings per share	$0.87	$0.16	$1.40	$0.39

Shares used in computing basic earnings per share	35.4	34.3	35.3	34.2

Diluted earnings per share	$0.85	$0.15	$1.35	$0.37

Shares used in computing diluted earnings per share	36.6	36.1	36.6	35.9

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2013	June 15, 2012	June 14, 2013	June 15, 2012
Net income	$30	$5	$49	$13
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(6)	(1)	(2)

Total other comprehensive loss, net of tax	—	(6)	(1)	(2)

COMPREHENSIVE INCOME (LOSS)	$30	$(1)	$48	$11

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	(Unaudited) June 14, 2013	December 28, 2012
ASSETS
Cash and cash equivalents	$104	$103
Restricted cash (including $42 and $31 from VIEs, respectively)	64	68
Accounts and contracts receivable (including $5 and $5 from VIEs, respectively)	101	100
Vacation ownership notes receivable (including $699 and $727 from VIEs, respectively)	988	1,056
Inventory	869	888
Property and equipment	252	261
Other	133	137

Total Assets	$2,511	$2,613

LIABILITIES AND EQUITY
Accounts payable	$81	$113
Advance deposits	46	64
Accrued liabilities (including $2 and $1 from VIEs, respectively)	152	181
Deferred revenue	21	32
Payroll and benefits liability	74	82
Liability for Marriott Rewards customer loyalty program	134	159
Deferred compensation liability	37	45
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $643 and $674 from VIEs, respectively)	647	678
Other	48	38
Deferred taxes	41	42

Total Liabilities	1,321	1,474

Contingencies and Commitments (Note 7)
Preferred stock—$.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$.01 par value; 100,000,000 shares authorized; 35,369,314 and 35,026,533 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,119	1,116
Accumulated other comprehensive income	20	21
Retained earnings	51	2

Total Equity	1,190	1,139

Total Liabilities and Equity	$2,511	$2,613

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Twenty-Four Weeks Ended
	June 14, 2013	June 15, 2012
OPERATING ACTIVITIES
Net income	$49	$13
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11	14
Amortization of debt issuance costs	3	3
Provision for loan losses	18	23
Share-based compensation	6	6
Deferred income taxes	(1)	(16)
Impairment charges	1	—
Impairment reversals on equity investment	—	(2)
Gain on disposal of property and equipment, net	(1)	—
Net change in assets and liabilities:
Accounts and contracts receivable	(1)	4
Notes receivable originations	(100)	(99)
Notes receivable collections	148	148
Inventory	22	51
Other assets	—	20
Accounts payable, advance deposits and accrued liabilities	(83)	(52)
Liability for Marriott Rewards customer loyalty program	(25)	(31)
Deferred revenue	(10)	5
Payroll and benefit liabilities	(7)	4
Deferred compensation liability	(8)	(2)
Other liabilities	12	17

Net cash provided by operating activities	34	106

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(7)	(7)
Decrease in restricted cash	4	9
Dispositions	3	3

Net cash provided by investing activities	—	5

FINANCING ACTIVITIES
Borrowings from securitization transactions	111	—
Repayment of debt related to securitization transactions	(142)	(136)
Borrowings on Revolving Corporate Credit Facility	25	15
Repayments on Revolving Corporate Credit Facility	(25)	(15)
Proceeds from stock option exercises	2	3
Payment of withholding taxes on vesting of restricted stock units	(4)	(3)

Net cash used in financing activities	(33)	(136)

Effect of changes in exchange rates on cash and cash equivalents	—	(2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(27)
CASH AND CASH EQUIVALENTS, beginning of period	103	110

CASH AND CASH EQUIVALENTS, end of period	$104	$83

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

In order to provide for an orderly transition to our status as an independent, publicly owned company and to govern the ongoing relationship between us and Marriott International, we and Marriott International entered into material agreements pertaining to the provision by each company to the other of certain services, and the rights and obligations of each company, following the Spin-Off. These agreements also provide for each company to indemnify the other against certain liabilities arising from our respective businesses. The agreements include a License, Services, and Development Agreement with Marriott International and its subsidiary Marriott Worldwide Corporation and a License, Services, and Development Agreement with Ritz-Carlton under which we are granted the exclusive right, for the terms of the agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business.

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

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the twelve weeks ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2013 Second Quarter	June 14, 2013
2013 First Quarter	March 22, 2013
2012 Second Quarter	June 15, 2012
2012 First Quarter	March 23, 2012

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, seasonal and short-term variations.

These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, you should read these interim Financial Statements in conjunction with the audited annual Consolidated Financial Statements and notes to those Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012, subject to the restatement of certain items noted below.

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

Restatement of Prior Financial Statements

During the course of an internal review of certain sales documentation processes related to the sale of certain vacation ownership interests in properties associated with our Europe segment, we determined that the documentation we provided for certain sales of vacation ownership products was not strictly compliant. As a result, in accordance with applicable European regulation, the period of time during which purchasers of such interests may rescind their purchases was extended. We record revenues from the sale of vacation ownership products once the rescission period has ended. Originally, we recorded revenues from these sales of vacation ownership products based on the rescission periods in effect assuming compliant documentation had been provided to the purchasers rather than the extended periods. As a result, we recognized revenue in incorrect periods between fiscal years 2010 and 2013 and misstated revenues in our previously filed consolidated financial statements.

The documentation issue described above was limited to sales documentation provided to purchasers of certain interests in properties associated with our Europe segment. We have taken corrective measures and compliant documentation is now being provided to purchasers. In addition, we have provided compliant documentation to purchasers for whom the extended rescission period had not yet expired. The cumulative impact of these items through December 28, 2012 was a reduction in reported income before income taxes of $12 million. The cumulative impact of these items through March 22, 2013 was a reduction in reported income before income taxes of $11 million. However, as compliant documentation has since been provided, the extended rescission period for most of the purchases at issue ended during the second quarter of 2013, with sales having a net pre-tax impact of $1 million actually having been rescinded. As a result, approximately $9 million and $10 million of this cumulative impact is reflected as an increase in pre-tax income for the twelve and twenty-four weeks ended June 14, 2013, respectively, with approximately $1 million expected to be reflected in our results for the third quarter of 2013.

The consolidated restated financial statements will include certain other corrections related to the timing of recording adjustments to previously reported deferred tax balances. Certain deferred tax assets were determined to not be realizable in future years and thus were eliminated, albeit in the incorrect fiscal year for the years ended December 28, 2012, December 30, 2011 and December 31, 2010. These corrections were identified while we were developing internal processes relating to deferred taxes after we became a standalone public company. In addition to the adjustments required as a result of the errors described above, the restated consolidated financial statements will include certain previously unrecorded immaterial adjustments to our financial statements for fiscal years 2010 and 2011 relating to cost reimbursements, which previously were recorded on a net basis.

The adjustments necessary to correct all of the errors have no impact on previously reported cash flows from operations and do not have a material impact on our balance sheet as of any date. In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual period presented is required to reflect the correction of the period-specific effects of the errors described above, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are not material to our individual prior period consolidated financial statements; however, the cumulative correction of the prior period errors would be material to our current year consolidated financial statements. Consequently, we will restate the consolidated Statements of Operations for the years ended December 28, 2012 and December 30, 2011, and the Statements of Operations for the periods ended March 22, 2013 and March 23, 2012. We have restated the accompanying consolidated Balance Sheet as of December 28, 2012 and the Statement of Operations for the twelve and twenty-four weeks ended June 15, 2012. We have also restated the opening December 29, 2012 balances presented in our shareholders’ equity table as of June 14, 2013 (included in Footnote No. 12, “Shareholders’ Equity”) appearing herein, from amounts previously reported, to correct the prior period misstatements.

The cumulative impact of these misstatements on our 2012 annual and interim consolidated statements of cash flows is inconsequential as the impact on individual line items within operating activities is not material and had no impact on net cash provided by (used in) operating, investing or financing activities. However, we will restate the 2012 statement of cash flows when disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014 to reflect changes to individual line items within operating activities.

The impact of these adjustments on the financial statements is detailed in the tables below.

	For the Twelve Weeks Ended March 22, 2013
($ in millions, except per share data)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$140	$1	$141
TOTAL REVENUES	$389	$1	$390

INCOME BEFORE INCOME TAXES	$29	$1	$30
NET INCOME	$18	$1	$19

Basic earnings per share	$0.52	$0.01	$0.53
Diluted earnings per share	$0.50	$0.01	$0.51

	As of December 28, 2012
($ in millions)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED BALANCE SHEETS
Inventory	$881	$7	$888
Other	$135	$2	$137
TOTAL ASSETS	$2,604	$9	$2,613

Advance deposits	$42	$22	$64
Deferred taxes	$43	$(1)	$42
TOTAL LIABILITIES	$1,453	$21	$1,474

Retained earnings (deficit)	$14	$(12)	$2
TOTAL EQUITY	$1,151	$(12)	$1,139
TOTAL LIABILITIES AND EQUITY	$2,604	$9	$2,613

	For the Year Ended December 28, 2012
($ in millions, except per share data)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$627	$(9)	$618
TOTAL REVENUES	$1,648	$(9)	$1,639

Cost of vacation ownership products	$205	$(2)	$203
Marketing and sales	$330	$(1)	$329
TOTAL EXPENSES	$1,623	$(3)	$1,620

INCOME BEFORE INCOME TAXES	$37	$(6)	$31
Provision for income taxes	$(21)	$(3)	$(24)
NET INCOME	$16	$(9)	$7

Basic earnings per share	$0.46	$(0.27)	$0.19
Diluted earnings per share	$0.44	$(0.26)	$0.18

	For the Twelve Weeks Ended June 15, 2012
($ in millions, except per share data)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$145	$(4)	$141
TOTAL REVENUES	$387	$(4)	$383

Cost of vacation ownership products	$51	$(1)	$50
TOTAL EXPENSES	$377	$(1)	$376

INCOME BEFORE INCOME TAXES	$12	$(3)	$9
NET INCOME	$8	$(3)	$5

Basic earnings per share	$0.25	$(0.09)	$0.16
Diluted earnings per share	$0.24	$(0.09)	$0.15

	For the Twenty-Four Weeks Ended June 15, 2012
($ in millions, except per share data)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$279	$(6)	$273
TOTAL REVENUES	$763	$(6)	$757

Cost of vacation ownership products	$99	$(2)	$97
TOTAL EXPENSES	$736	$(2)	$734

INCOME BEFORE INCOME TAXES	$29	$(4)	$25
NET INCOME	$17	$(4)	$13

Basic earnings per share	$0.50	$(0.11)	$0.39
Diluted earnings per share	$0.48	$(0.11)	$0.37

	For the Year Ended December 30, 2011
($ in millions, except per share data)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$634	$(7)	$627
Cost reimbursements	$331	$18	$349
TOTAL REVENUES	$1,613	$11	$1,624

Cost of vacation ownership products	$242	$(3)	$239
Marketing and sales	$342	$(1)	$341
Cost reimbursements	$331	$18	$349
TOTAL EXPENSES	$1,833	$14	$1,847

LOSS BEFORE INCOME TAXES	$(214)	$(3)	$(217)
Benefit for income taxes	$36	$9	$45
NET LOSS	$(178)	$6	$(172)

Basic loss per share	$(5.29)	$0.17	$(5.12)
Diluted loss per share	$(5.29)	$0.17	$(5.12)

	For the Year Ended December 31, 2010
($ in millions, except per share data)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$635	$(6)	$629
Cost reimbursements	$318	$14	$332
TOTAL REVENUES	$1,584	$8	$1,592

Cost of vacation ownership products	$245	$(2)	$243
Marketing and sales	$344	$(1)	$343
Cost reimbursements	$318	$14	$332
TOTAL EXPENSES	$1,496	$11	$1,507

INCOME BEFORE INCOME TAXES	$112	$(3)	$109
Provision for income taxes	$(45)	$(5)	$(50)
NET INCOME	$67	$(8)	$59

Basic earnings per share	$2.00	$(0.26)	$1.74
Diluted earnings per share	$2.00	$(0.26)	$1.74

The cumulative effect of the prior period misstatements of approximately $12 million was recorded as a reduction to retained earnings in our accompanying consolidated balance sheet as of December 28, 2012 and the opening December 28, 2012 balances presented in our stockholders’ equity disclosure as of June 14, 2013. The cumulative effect of the prior period misstatements of approximately $9 million will be presented in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014 as a reduction to retained earnings as of January 1, 2011.

New Accounting Standards

Accounting Standards Update No. 2013-02 – “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”)

ASU No. 2013-02, which we adopted in the first quarter of 2013, amends existing guidance by requiring that additional information be disclosed about items reclassified (“reclassification adjustments”) out of accumulated other comprehensive income. The additional information includes a separate statement of the total change for each component of other comprehensive income (for example unrealized gains or losses on available-for-sale securities or foreign currency items) and separate disclosure of both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. The adoption of this update did not have a material impact on our Financial Statements.

2. INCOME TAXES

Marriott Vacations Worldwide files U.S. consolidated federal and state tax returns, as well as separate tax filings for non-U.S. jurisdictions. On November 21, 2011, we entered into a Tax Sharing and Indemnification Agreement with Marriott International (as subsequently amended, the “Tax Sharing and Indemnification Agreement”), which governs the allocation of responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide and each will indemnify and hold harmless the other from and against the taxes so allocated. We had unrecognized tax benefits of less than $1 million at both June 14, 2013 and December 28, 2012 relating to contested tax assessments, which, if realized, would have impacted our effective tax rate.

Marriott Vacations Worldwide has joined in the Marriott International U.S. Federal tax consolidated filing for all years prior to 2011 and the portion of 2011 up to the date of the Spin-Off. The IRS has examined Marriott International’s federal income tax returns, and it has settled all issues related to the timeshare business for the tax years through the Spin-Off. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year as a result of audits by other tax jurisdictions, the amount of our liability for unrecognized tax benefits could change as a result of these audits. Pursuant to the Tax Sharing and Indemnification Agreement, Marriott International is liable and shall pay the relevant tax authority for all taxes related to our taxable income prior to the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities.

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	June 14, 2013	December 28, 2012
Vacation ownership notes receivable — securitized	$699	$727
Vacation ownership notes receivable — non-securitized
Eligible for securitization(1)	116	127
Not eligible for securitization(1)	173	202

Subtotal	289	329

Total vacation ownership notes receivable	$988	$1,056

(1)	Refer to Footnote No. 4, “Financial Instruments,” for a discussion of the eligibility of our vacation ownership notes receivable for securitization.

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2013	$49	$53	$102
2014	52	94	146
2015	41	97	138
2016	28	100	128
2017	24	92	116
Thereafter	95	263	358

Balance at June 14, 2013	$289	$699	$988

Weighted average stated interest rate at June 14, 2013	11.5%	13.0%	12.5%
Range of stated interest rates at June 14, 2013	0.0% to 19.5%	6.0% to 18.7%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Operations in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2013	June 15, 2012	June 14, 2013	June 15, 2012
Interest income associated with vacation ownership notes receivable — securitized	$23	$25	$47	$53
Interest income associated with vacation ownership notes receivable — non-securitized	8	8	16	15

Total interest income associated with vacation ownership notes receivable	$31	$33	$63	$68

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the twenty-four weeks ended June 14, 2013:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at year-end 2012	$93	$54	$147
Provision for loan losses	15	3	18
Securitizations	(11)	11	—
Clean-up calls (1)	4	(4)	—
Write-offs	(23)	—	(23)
Defaulted notes receivable repurchase activity (2)	11	(11)	—

Balance at June 14, 2013	$89	$53	$142

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.
(2)

Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.20 percent and 7.42 percent as of June 14, 2013 and December 28, 2012, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for credit losses of $5 million as of June 14, 2013 and $6 million as of December 28, 2012.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in notes receivable on non-accrual status at June 14, 2013	$74	$9	$83
Investment in notes receivable on non-accrual status at December 28, 2012	$73	$11	$84
Average investment in notes receivable on non-accrual status during the twenty-four weeks ended June 14, 2013	$74	$10	$84
Average investment in notes receivable on non-accrual status during the twenty-four weeks ended June 15, 2012	$87	$12	$99

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of June 14, 2013:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31–90 days past due	$11	$17	$28
91–150 days past due	8	8	16
Greater than 150 days past due	66	1	67

Total past due	85	26	111
Current	293	726	1,019

Total vacation ownership notes receivable	$378	$752	$1,130

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 28, 2012:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31–90 days past due	$14	$19	$33
91–150 days past due	7	8	15
Greater than 150 days past due	66	3	69

Total past due	87	30	117
Current	335	751	1,086

Total vacation ownership notes receivable	$422	$781	$1,203

4. FINANCIAL INSTRUMENTS

The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with current guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable and Accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At June 14, 2013		At December 28, 2012
($ in millions)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable — securitized	$699	$862	$727	$895
Vacation ownership notes receivable — non-securitized	289	315	329	361

Total financial assets	$988	$1,177	$1,056	$1,256

Non-recourse debt associated with vacation ownership notes receivable securitizations	$(539)	$(567)	$(674)	$(711)
Warehouse credit facility	(104)	(106)	—	—
Other debt	(4)	(4)	(4)	(4)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(45)	(40)	(46)
Liability for Marriott Rewards customer loyalty program	(134)	(129)	(159)	(150)
Other liabilities	—	—	(1)	(1)

Total financial liabilities	$(821)	$(851)	$(878)	$(912)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

Vacation Ownership Notes Receivable

We estimate the fair value of our securitized vacation ownership notes receivable using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model uses default rates, prepayment rates, coupon rates and loan terms for our securitized vacation ownership notes receivable portfolio as key drivers of risk and relative value, that when applied in combination with pricing parameters, determine the fair value of the underlying vacation ownership notes receivable.

We bifurcate our non-securitized vacation ownership notes receivable into two pools as follows:

($ in millions)	At June 14, 2013		At December 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable — eligible for securitization	$116	$142	$127	$159
Vacation ownership notes receivable — not eligible for securitization	173	173	202	202

Total vacation ownership notes receivable — non-securitized	$289	$315	$329	$361

We estimate the fair value of the portion of our non-securitized vacation ownership notes receivable that we believe will ultimately be securitized in the same manner as securitized vacation ownership notes receivable. We value the remaining non-securitized vacation ownership notes receivable at their carrying value, rather than using our pricing model. We believe that the carrying value of these particular vacation ownership notes receivable approximates fair value because the stated interest rates of these loans are consistent with current market rates and the reserve for these vacation ownership notes receivable appropriately accounts for risks in default rates, prepayment rates and loan terms.

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

Liability for Marriott Rewards Customer Loyalty Program

We determine the carrying value of the future redemption obligation of our liability for the Marriott Rewards customer loyalty program based on statistical formulas that project the timing of future redemption of Marriott Rewards Points based on historical levels, including estimates of the number of Marriott Rewards Points that will eventually be redeemed and the “breakage” for points that will never be redeemed. We estimate the fair value of the future redemption obligation by adjusting the contractual discount rate to an estimate of that of a market participant with similar nonperformance risk.

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

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in millions, except per share amounts)	June 14, 2013 (1)	June 15, 2012 (2)	June 14, 2013 (1)	June 15, 2012 (2)
Computation of Basic Earnings Per Share
Net income	$30	$5	$49	$13
Weighted average shares outstanding	35.4	34.3	35.3	34.2

Basic earnings per share	$0.87	$0.16	$1.40	$0.39

Computation of Diluted Earnings Per Share
Net income	$30	$5	$49	$13

Weighted average shares outstanding	35.4	34.3	35.3	34.2
Effect of dilutive securities
Employee stock options and SARs	0.7	1.1	0.7	1.0
Restricted stock units	0.5	0.7	0.6	0.7

Shares for diluted earnings per share	36.6	36.1	36.6	35.9

Diluted earnings per share	$0.85	$0.15	$1.35	$0.37

(1)

The computations of diluted earnings per share excludes approximately 229,000 shares of common stock, the maximum issuable upon the vesting of certain performance-based awards, because the performance conditions required for such shares to vest were not achieved by the end of the reporting period.

(2)

The computations of diluted earnings per share excludes approximately 157,000 shares of common stock, the maximum issuable upon the vesting of certain performance-based awards, because the performance conditions required for such shares to vest were not achieved by the end of the reporting period.

For the twelve-week period and the twenty-four-week period ended June 14, 2013, and for the twelve-week period ended June 15, 2012, we have not excluded any stock options or stock appreciation rights (“SARs”) from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the twenty-four week period ended June 15, 2012, we have not included 40,086 stock options and SARs, with exercise prices ranging from $26.37 to $28.19, in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods.

6. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At June 14, 2013	At December 28, 2012
Finished goods (1)	$425	$491
Work-in-progress	168	120
Land and infrastructure	269	270

Real estate inventory	862	881
Operating supplies and retail inventory	7	7

	$869	$888

(1)	Represents completed inventory that is either registered or unregistered and available for sale in its current form.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value.

7. CONTINGENCIES AND COMMITMENTS

Guarantees

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products for the North America and Asia Pacific segments. The terms of guarantees to lenders generally require us to fund if the purchaser fails to pay under the term of its note payable. Prior to the Spin-Off, Marriott International guaranteed our performance under these arrangements, and subsequent to the Spin-Off continues to hold a standby letter of credit related to the Asia Pacific segment guarantee. If Marriott International is required to fund any draws by lenders under this letter of credit it would seek recourse from us. Marriott International no longer guarantees our performance with respect to third-party financing for sales of products in the North America segment. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as notes mature or are repaid. The terms of the underlying notes extend to 2022.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions)	Maximum Potential Amount of Future Fundings at June 14, 2013	Liability for Expected Future Fundings at June 14, 2013
Segment
Asia Pacific	$15	$—
North America	3	—

Total guarantees where we are the primary obligor	$18	$—

We included our liability of less than $1 million for expected future fundings for guarantees in our Balance Sheet at June 14, 2013 in the Other caption within Liabilities.

In addition to the guarantees we describe in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owners or our own actions.

Commitments and Letters of Credit

In addition to the guarantees we note in the preceding paragraphs, as of June 14, 2013, we had the following commitments outstanding:

•

We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments under these contracts were $35 million, of which we expect $5 million, $10 million, $10 million, $5 million and $5 million will be paid in 2013, 2014, 2015, 2016 and 2017, respectively.

•	Commitments to subsidize vacation ownership associations were $3 million, which we expect will be paid in 2013.

•	Other purchase commitments of $1 million (approximately €1 million) that we expect to fund during 2014.

Surety bonds issued as of June 14, 2013 totaled $89 million, the majority of which were requested by federal, state or local governments related to our operations.

Prior to the Spin-Off, Marriott International also guaranteed our performance using letters of credit under certain agreements necessary to operate our Europe segment. Subsequent to the Spin-Off, Marriott International continues to hold less than $1 million of standby letters of credit related to these guarantees. If Marriott International is required to fund any draws under these letters of credit it would seek recourse from us.

Additionally, as of June 14, 2013, we had $4 million of letters of credit outstanding under our four-year $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

In 2012, we agreed to settle two lawsuits in which certain of our subsidiaries were defendants. The plaintiffs in the lawsuits, residential unit owners at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), a project within our North America segment, questioned the adequacy of disclosures made prior to 2008, when our business was part of Marriott International, regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”) and their payment obligations with respect to such bonds. In March 2013, we agreed to settle a third lawsuit in which another residential unit owner at the RCC San Francisco had asserted similar claims. As a result of these matters, we recorded a charge of $41 million in the year ended December 28, 2012. In addition, as a result of the agreement to settle the third lawsuit in the twenty-four weeks ended June 14, 2013 we reversed $1 million of previously recognized expense. An additional lawsuit was recently filed against us primarily related to disclosure provided to a purchaser of a residential unit at the RCC San Francisco. We dispute the material allegations in the complaint and intend to defend this action vigorously. Given the early stages of the action, we cannot estimate a range of the potential liability, if any, at this time.

Two additional lawsuits are pending against us primarily relating to disclosure provided to purchasers of fractional interests at the RCC San Francisco. The first was filed on December 21, 2012, by Jon Benner, an owner of fractional interests in the RCC San Francisco, in Superior Court for the State of California, County of San Francisco against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under the Mello-Roos Act. The plaintiff alleges that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constitute intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought includes damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. This lawsuit has been referred to a judicial referee. This lawsuit is distinct from the other lawsuits described above relating to the RCC San Francisco because the disclosure process for the sale of fractional interests differs from that applicable to the sale of whole-ownership units. We dispute the material allegations in the complaint and intend to defend this action vigorously. Given the early stages of the action, we cannot estimate a range of the potential liability, if any, at this time.

On March 29, 2013, a second lawsuit relating to disclosures provided to fractional interest purchasers at RCC San Francisco was filed against certain of our subsidiaries in San Francisco Superior Court by Elisabeth Gani. Ms. Gani alleges that the issuance of bonds pursuant to the Mello-Roos Act on October 31, 2007 constituted a material change that we were obligated to disclose under the California timeshare act. She demands rescission, punitive and exemplary damages and seeks to represent a class of all RCC San Francisco fractional interest purchasers who closed on purchases of their fractional interests subsequent to October 31, 2007. This lawsuit has been consolidated with the lawsuit filed by Jon Benner described above, which, as noted, has been referred to a judicial referee. We dispute the material allegations in the Gani complaint and intend to defend this action vigorously. Given the early stages of the action, we cannot estimate a range of the potential liability, if any, at this time.

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

On January 30, 2013, Krishna and Sherrie Narayan and other owners of 12 residential units at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) were granted leave by the Court to file an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend this action vigorously. Given that the Court recently granted the plaintiffs leave to file the amended complaint and the inherent uncertainties of litigation, we cannot estimate a range of potential liability, if any, at this time.

On September 26, 2012, we filed an arbitration demand against the Kapalua Bay Association for reimbursement of amounts advanced on behalf of the Kapalua Bay Association pursuant to the terms of the management agreement under which one of our subsidiaries provided services to the Kapalua Bay Association. Effective December 31, 2012, the management agreement was terminated as discussed in Footnote No. 11, “Variable Interest Entities.” On April 15, 2013, the Kapalua Bay Association filed a counterclaim against certain of our subsidiaries in the arbitration proceeding. In the counterclaim, the Kapalua Bay Association alleges breach of contract, misrepresentation, breach of fiduciary duty, unfair and deceptive trade practices and unjust enrichment. The relief sought consists of unspecified damages. We dispute the material allegations in the counterclaim and intend to defend this action vigorously. Given the early stage of the proceeding and the inherent uncertainties of arbitration, we cannot estimate a range of potential liability, if any, at this time.

On June 19, 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The amended complaint supersedes a prior complaint that was not served on any defendant. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and intend to defend this action vigorously. Given that the Court recently granted the plaintiffs leave to file the amended complaint and the inherent uncertainties of litigation, we cannot estimate a range of potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $121 million, of which $16 million is included within liabilities on our Balance Sheet. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

8. DEBT

The following table provides detail on our debt balances:

($ in millions)	At June 14, 2013	At December 28, 2012
Vacation ownership notes receivable securitizations, interest rates ranging from 2.6% to 7.2% (weighted average interest rate of 4.2%) (1)	$539	$674
Warehouse credit facility (effective interest rate of 2.4%) (1)	104	—
Other	4	4

	$647	$678

(1)	Interest rates are as of June 14, 2013.

See Footnote No. 11, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding, is recourse to us but unsecured. The Warehouse Credit Facility currently terminates on September 10, 2014 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. We generally expect to securitize our vacation ownership notes receivable, including those vacation ownership notes receivable held in the Warehouse Credit Facility, in the asset backed securities market once a year.

Although no cash borrowings were outstanding under our Revolving Corporate Credit Facility as of June 14, 2013, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors of that facility, in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions) Year	Vacation Ownership Notes Receivable Securitizations (1)	Warehouse Credit Facility (1)	Other Debt	Total
2013	$47	$7	$—	$54
2014	83	13	—	96
2015	88	84	—	172
2016	93	—	—	93
2017	69	—	—	69
Thereafter	159	—	4	163

Balance at June 14, 2013	$539	$104	$4	$647

(1)	The vacation ownership notes receivable securitizations and the Warehouse Credit Facility are non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $17 million in the twenty-four weeks ended June 14, 2013 and $21 million in the twenty-four weeks ended June 15, 2012.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of our securitized vacation ownership notes receivable pools is subject to various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (related to the interests we retained) to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the twenty-four weeks ended June 14, 2013, and as of June 14, 2013, no pools were out of compliance with performance triggers. As of June 14, 2013, we had 6 securitized vacation ownership notes receivable pools outstanding.

Revolving Corporate Credit Facility

On June 12, 2013, we entered into a First Amendment (the “Credit Agreement Amendment”) to the credit agreement that we amended and restated in November 2012 with a syndicate of banks led by JP Morgan Chase Bank (as amended, the “Revolving Corporate Credit Facility”). Pursuant to the Revolving Corporate Credit Facility, the maximum ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the Revolving Corporate Credit Facility) that we are required to maintain will be 6 to 1 through the end of the first quarter of 2013, then will decrease to 5.75 to 1 through the end of the first quarter of 2014, and to 5.25 to 1 thereafter. Prior to the Credit Agreement Amendment, the ratio we were required to maintain was 6 to 1 through the end of the first quarter of 2013, then 5.25 to 1 through the end of the 2014 fiscal year, and 4.75 to 1 thereafter. In addition, the Credit Agreement Amendment provides for certain amendments to the definitions of “Consolidated Adjusted EBITDA” and “Consolidated Total Debt” that will provide us with additional flexibility.

In addition to the changes described above, the Credit Agreement Amendment also includes modifications intended to comply with certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) regarding the guarantee of foreign exchange and interest rate swap transactions by certain of our subsidiaries that guarantee our obligations under the Revolving Corporate Credit Facility (the “Guarantors”). On June 12, 2013, we also entered into a First Amendment to the guarantee and collateral agreement that we amended and restated in November 2012 (the “Guarantee and Collateral Agreement”), which modified the Guarantee and Collateral Agreement to comply with the provisions of the Dodd-Frank Act described above.

9. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently, Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of June 14, 2013, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

10. SHARE-BASED COMPENSATION

A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Marriott Vacations Worldwide Stock Plan”). As of June 14, 2013, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan.

For share-based awards with service-only vesting conditions, we measure compensation expense related to share-based payment transactions with our employees and non-employee directors at fair value on the grant date and recognize this expense in the Statement of Operations over the vesting period during which the employees provide service in exchange for the award. For share-based arrangements with performance vesting conditions, we recognize compensation expense once it is probable that the corresponding performance condition will be achieved.

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $4 million and $3 million for the twelve weeks ended June 14, 2013 and June 15, 2012, respectively, and $6 million for each of the twenty-four weeks ended June 14, 2013 and June 15, 2012. Our deferred compensation liability related to unvested awards held by our employees totaled $19 million and $14 million at June 14, 2013 and December 28, 2012 respectively.

Restricted Stock Units (“RSUs”)

We granted 199,895 RSUs to our employees and non-employee directors during the twenty-four weeks ended June 14, 2013. The RSUs granted to employees generally vest over four year periods in annual installments commencing one year after the date of the grant. The RSUs granted to non-employee directors were vested at the date of the grant. RSUs granted in the twenty-four weeks ended June 14, 2013 had a weighted average grant-date fair value of $40.43.

During the twenty-four weeks ended June 14, 2013, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, will be determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. For the RSUs with performance-based vesting criteria issued during the twenty-four weeks ended June 14, 2013, the maximum amount of RSUs that may vest under the performance-based RSUs is approximately 72,000.

Stock Appreciation Rights (“SARs”)

We granted 66,422 SARs to our employees during the twenty-four weeks ended June 14, 2013. These SARs had a weighted average grant-date fair value of $21.68 and a weighted average exercise price of $39.93. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter of the number of SARs granted at the end of each of the first four years following the date of grant.

We use the Black-Scholes model to estimate the fair value of the stock options or SARs granted. For SARs granted under the Marriott Vacations Worldwide Stock Plan in the twenty-four weeks ended June 14, 2013, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants during the twenty-four weeks ended June 14, 2013:

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included in our Balance Sheet at June 14, 2013:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$581	$118	$699
Interest receivable	4	1	5
Restricted cash	35	7	42

Total	$620	$126	$746

Consolidated Liabilities:
Interest payable	$2	$—	$2
Debt	539	104	643

Total	$541	$104	$645

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended June 14, 2013:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$19	$4	$23
Interest expense to investors	$6	$—	$6
Debt issuance cost amortization	$—	$1	$1

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twenty-four weeks ended June 14, 2013:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$41	$6	$47
Interest expense to investors	$12	$1	$13
Debt issuance cost amortization	$1	$1	$2

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the twenty-four weeks ended June 14, 2013 and June 15, 2012:

	Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012
Cash inflows:
Principal receipts	$79	$84
Interest receipts	42	47

Total	121	131

Cash outflows:
Principal to investors	(72)	(75)
Voluntary repurchases of defaulted vacation ownership notes receivable	(11)	(17)
Voluntary clean-up call	(51)	(30)
Interest to investors	(11)	(14)

Total	(145)	(136)

Net Cash Flows	$(24)	$(5)

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the twenty-four weeks ended June 14, 2013 and June 15, 2012:

	Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012
Cash inflows:
Net proceeds from vacation ownership notes receivable securitization	$109	$—
Principal receipts	12	15
Interest receipts	5	8

Total	126	23

Cash outflows:
Principal to investors	(8)	(13)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(1)
Interest to investors	(1)	(1)

Total	(9)	(15)

Net Cash Flows	$117	$8

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. Our maximum exposure to loss relating to the entities that own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.

Other Variable Interest Entities

We have an equity investment in, and notes receivable due from a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii pursuant to a joint venture arrangement. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of this entity, as power to direct the activities that most significantly impact the entity’s economic performance is shared among the variable interest holders and, therefore, we do not consolidate the entity. We provided a completion guarantee in favor of the project lenders for which the joint venture has delivered a completed operational project. Although we have not received a release of the guarantee, we do not believe we have any exposure for funding under the guarantee. In 2009, we fully impaired our equity investment in the entity and in certain notes receivable due from the entity. In 2010, the continued application of equity losses to our investment in the remaining outstanding notes receivable balance reduced its carrying value to zero. In addition, the venture was unable to pay promissory notes that matured on December 31, 2010 and August 1, 2011. Subsequently, the lenders issued a notice of default to the venture. The lenders initiated foreclosure proceedings with respect to unsold interests in the project. A foreclosure auction was held and, on January 31, 2013, a bid was accepted and confirmed. The sale has been completed, and on June 13, 2013, we received $7 million of cash as a partial repayment of our previously fully reserved receivables due from the entity.

We gave notice of breach or termination of various agreements, including management agreements with the owners’ associations at the project, marketing and sales agreements with the venture, and other agreements pursuant to which we provided services to the venture and, as we were unable to reach agreement with the owners’ associations with respect to our continued provision of services, termination of these agreements was effective on December 31, 2012. During the twelve weeks ended June 14, 2013, we recorded $7 million of expense to increase our accrual for remaining costs expected to be incurred relating to our interests in this joint venture exclusive of any outstanding litigation matters discussed in Footnote No. 7, “Contingencies and Commitments.” Including reserves for outstanding receivables, at June 14, 2013, we have an accrual of $16 million for potential future funding, representing our remaining expected exposure to loss related to our involvement with this entity. In addition, several owners at the project have filed suit against several parties involved in the project, including us and certain of our subsidiaries, which could result in additional exposures which are not estimable at this time.

12. SHAREHOLDERS’ EQUITY

The following table details changes in shareholders’ equity during the twenty-four weeks ended June 14, 2013:

($ in millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at year-end 2012	$1,116	$21	$2	$1,139
Net income	—	—	49	49
Foreign currency translation adjustments	—	(1)	—	(1)
Amounts related to share-based compensation	3	—	—	3

Balance at June 14, 2013	$1,119	$20	$51	$1,190

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

•

In our Asia Pacific segment, we develop, market, sell and manage the Marriott Vacation Club, Asia Pacific, a right-to-use points program we introduced in 2006 that we specifically designed to appeal to vacation preferences of the Asian market, as well as a weeks-based right-to-use product.

Effective December 29, 2012, we combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our decision to scale back separate development activity for the Luxury market and to aggregate future marketing and sales of both upscale tier and luxury tier inventory. Existing service standards and on-site management remain unaffected by our reporting changes. Prior year amounts have been recast for consistency with the current year’s presentation.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses or income taxes. We do not allocate corporate interest expense or other financing expenses to our segments. During the twelve weeks ended March 22, 2013, we reviewed the allocation of general and administrative expenses to our reportable segments as a result of the realignment of our management structure. Based on this review, we determined to no longer allocate certain general and administrative expenses to our reportable segments. This change, which was effective December 29, 2012, had no impact on our Financial Statements for any prior period. Prior period reportable segment information has been adjusted to reflect the change in reportable segment reporting.

We include interest income specific to segment activities within the appropriate segment. We allocate other gains and losses and equity in earnings or losses from our joint ventures to each of our segments as appropriate. Corporate and other represents that portion of our revenues and other gains or losses that are not allocable to our segments.

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012	June 14, 2013	June 15, 2012
North America	$359	$338	$712	$675
Europe	46	24	68	43
Asia Pacific	16	21	31	39

Total segment revenues	421	383	811	757
Corporate and other	—	—	—	—

	$421	$383	$811	$757

Net Income

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012	June 14, 2013	June 15, 2012
North America	$84	$67	$162	$137
Europe	11	(3)	12	(4)
Asia Pacific	2	2	5	3

Total segment financial results	97	66	179	136
Corporate and other	(53)	(57)	(105)	(111)
Provision for income taxes	(14)	(4)	(25)	(12)

	$30	$5	$49	$13

Assets

	At Period-End
($ in millions)	June 14, 2013	December 28, 2012
North America	$2,155	$2,223
Europe	107	122
Asia Pacific	83	85

Total segment assets	2,345	2,430
Corporate and other	166	183

	$2,511	$2,613

14. ORGANIZATIONAL AND SEPARATION RELATED CHARGES

Since the Spin-Off, Marriott International has continued to provide us with certain information technology and other administrative services pursuant to transition services agreements. In connection with our continued organizational and separation related activities, we have incurred certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll functions and reorganizing certain existing administrative organizations to support our stand-alone public company needs. We expect these efforts to continue through 2014. Organizational and separation related charges as reflected in our Statements of Operations, were $2 million and $4 million for the twelve weeks ended June 14, 2013 and June 15, 2012, respectively, and $3 million and $6 million for the twenty-four weeks ended June 14, 2013 and June 15, 2012, respectively. In addition, $2 million of additional separation related charges was capitalized to Property and equipment on our Balance Sheets during the twenty-four weeks ended June 14, 2013.

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

Organizational and Separation Related Efforts

Since the Spin-Off, Marriott International has continued to provide us with certain information technology and other administrative services pursuant to transition services agreements. In connection with our continued organizational and separation related activities, we have incurred expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology, and related finance and accounting organizations to support our stand-alone public company needs. Organizational and separation related charges were $3 million for the twenty-four weeks ended June 14, 2013, as reflected in our Statements of Operations. In addition, during the twenty-four weeks ended June 14, 2013, $2 million of additional separation related charges was capitalized to Property and equipment on our Balance Sheets. We expect to incur an additional $16 million to $21 million in connection with these organizational and separation related efforts through 2014. Once completed, we expect these efforts will generate approximately $15 million to $20 million of annualized savings. Approximately $2 million of these incremental savings are reflected in our twenty-four weeks ended June 14, 2013 financial results.

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. Effective December 29, 2012, we combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our decision to scale back separate development activity for the Luxury market and to aggregate future marketing and sales of both upscale tier and luxury tier inventory. Existing service standards and on-site management remain unaffected by our reporting changes. Prior year amounts have been recast for consistency with the current year’s presentation.

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

Sales of vacation ownership products may be made for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive a minimum down payment equal to ten percent of the purchase price plus the fair value of certain sales incentives provided to the purchaser. These sales incentives typically include Marriott Rewards Points or an alternative sales incentive that we refer to as “plus points.” Plus points are redeemable for stays at our resorts, generally within one to two years from the date of issuance. Sales incentives are only awarded if the sale is closed.

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

Cost of vacation ownership products includes costs to develop and construct our projects (also known as real estate inventory costs) as well as other non-capitalizable costs associated with the overall project development process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or real estate inventory costs for the project in a period, a non-cash adjustment is recorded in our Statements of Operations to true-up revenues and costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-ups, will have a positive or negative impact on our Statements of Operations.

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

We provide day-to-day management services, including housekeeping services, operation of reservation systems, maintenance, and certain accounting and administrative services for property owners’ associations. We receive compensation for these management services; this compensation is generally based on either a percentage of total costs to operate the resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy.

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

	Twenty-Four Weeks Ended
	June 14, 2013	June 15, 2012
Average FICO score	733	733

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

	Twenty-Four Weeks Ended
	June 14, 2013	June 15, 2012
Historical default rates	2.1%	2.6%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory.

We obtain rental inventory from:

•	Unsold inventory; and

•	Inventory we control because owners have elected various usage options.

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

Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), and owner use and exchange behavior. Further, as our ability to rent certain inventory at our Ritz-Carlton branded properties and in our Asia Pacific segment is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our vacation units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a master unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.

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

Restatement of Prior Financial Statements

During the course of an internal review of certain sales documentation processes related to the sale of certain vacation ownership interests in properties associated with our Europe segment, we determined that the documentation we provided for certain sales of vacation ownership products was not strictly compliant. As a result, in accordance with applicable European regulation, the period of time during which purchasers of such interests may rescind their purchases was extended. We record revenues from the sale of vacation ownership products once the rescission period has ended. Originally, we recorded revenues from these sales of vacation ownership products based on the rescission periods in effect assuming compliant documentation had been provided to the purchasers rather than the extended periods. As a result, we recognized revenue in incorrect periods between fiscal years 2010 and 2013 and misstated revenues in our previously filed consolidated financial statements.

The documentation issue described above was limited to sales documentation provided to purchasers of certain interests in properties associated with our Europe segment. We have taken corrective measures and compliant documentation is now being provided to purchasers. In addition, we have provided compliant documentation to purchasers for whom the extended rescission period had not yet expired. The cumulative impact of these items through December 28, 2012 was a reduction in reported income before income taxes of $12 million. The cumulative impact of these items through March 22, 2013 was a reduction in reported income before income taxes of $11 million. However, as compliant documentation has since been provided, the extended rescission period for most of the purchases at issue ended during the second quarter of 2013, with sales having a net pre-tax impact of $1 million actually having been rescinded. As a result, approximately $9 million and $10 million of this cumulative impact is reflected as an increase in pre-tax income for the twelve and twenty-four weeks ended June 14, 2013, respectively, with approximately $1 million expected to be reflected in our results for the third quarter of 2013.

The consolidated restated financial statements will include certain other corrections related to the timing of recording adjustments to previously reported deferred tax balances. Certain deferred tax assets were determined to not be realizable in future years and thus were eliminated, albeit in the incorrect fiscal year for the years ended December 28, 2012, December 30, 2011 and December 31, 2010. These corrections were identified while we were developing internal processes relating to deferred taxes after we became a standalone public company. In addition to the adjustments required as a result of the errors described above, the restated consolidated financial statements will include certain previously unrecorded immaterial adjustments to our financial statements for fiscal years 2010 and 2011 relating to cost reimbursements, which previously were recorded on a net basis.

The adjustments necessary to correct all of the errors have no impact on previously reported cash flows from operations and do not have a material impact on our balance sheet as of any date. In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual period presented is required to reflect the correction of the period-specific effects of the errors described above, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are not material to our individual prior period consolidated financial statements; however, the cumulative correction of the prior period errors would be material to our current year consolidated financial statements. Consequently, we will restate the consolidated Statements of Operations for the years ended December 28, 2012 and December 30, 2011, and the Statements of Operations for the periods ended March 22, 2013 and March 23, 2012. We have restated the consolidated Balance Sheet as of December 28, 2012 and the Statement of Operations for the twelve and twenty-four weeks ended June 15, 2012.

The cumulative impact of these misstatements on our 2012 annual and interim consolidated statements of cash flows is inconsequential as the impact on individual line items within operating activities is not material and had no impact on net cash provided by (used in) operating, investing or financing activities. However, we will restate the 2012 statement of cash flows when disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014 to reflect changes to individual line items within operating activities.

Consolidated Results

The following discussion presents an analysis of our results of operations for the twelve and twenty-four weeks ended June 14, 2013, compared to the twelve and twenty-four weeks ended June 15, 2012.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012	June 14, 2013	June 15, 2012
Revenues
Sale of vacation ownership products	$169	$141	$310	$273
Resort management and other services	61	62	117	116
Financing	32	35	65	71
Rental	65	54	128	110
Other	9	8	15	14
Cost reimbursements	85	83	176	173

Total revenues	421	383	811	757

Expenses
Cost of vacation ownership products	57	50	101	97
Marketing and sales	74	78	148	152
Resort management and other services	45	49	87	93
Financing	6	7	11	13
Rental	56	52	112	100
Other	3	3	7	5
General and administrative	22	20	43	39
Litigation settlement	—	2	(1)	2
Organizational and separation related	2	4	3	6
Interest	11	14	22	27
Royalty fee	15	14	28	27
Impairment	1	—	1	—
Cost reimbursements	85	83	176	173

Total expenses	377	376	738	734

Gains and other income	—	—	1	—
Impairment reversals on equity investment	—	2	—	2

Income before income taxes	44	9	74	25
Provision for income taxes	(14)	(4)	(25)	(12)

Net income	$30	$5	$49	$13

Contract Sales

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Contract Sales
Vacation ownership	$156	$168	$(12)	(8%)
Residential products	1	—	1	NM

Total contract sales	$157	$168	$(11)	(7%)

NM = not meaningful

The $11 million decrease in total contract sales was driven by $7 million of lower contract sales in our Asia Pacific segment due to the closure of our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012, $3 million of lower contract sales in our Europe segment as we continued to sell through existing inventory and as a result of higher rescission activity associated with extended rescission periods in our Europe segment during the second quarter of 2013, and $1 million of lower contract sales in our North America segment.

The decrease in contract sales in our North America segment reflected a 6 percent decline in tours in the twelve weeks ended June 14, 2013, partially offset by an 8 percent increase in VPG to $3,211 in the twelve weeks ended June 14, 2013 from $2,968 in the prior year comparable period. The decline in tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility through shorter stays and alternative usage options. This has reduced our existing owner tour-flow, which we intend to replace through new programs in the future as well as increased new buyer tours. The increase in VPG was due to a nearly 4 percent price increase and a 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Contract Sales
Vacation ownership	$312	$322	$(10)	(3%)
Residential products	1	—	1	NM

Total contract sales	$313	$322	$(9)	(3%)

The $9 million decrease in total contract sales was driven by $11 million of lower contract sales in our Asia Pacific segment due to the closure of our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012 and $6 million of lower contract sales in our Europe segment as we continued to sell through existing inventory and as a result of higher rescission activity associated with extended rescission periods in our Europe segment during the second quarter of 2013. These decreases were partially offset by $8 million, or 3 percent, of higher contract sales in our key North America segment.

The increase in contract sales in our North America segment reflected a 10 percent increase in VPG to $3,238 in the twenty-four weeks ended June 14, 2013 from $2,955 in the prior year comparable period. The increase in VPG was due to a 3 percent price increase and a slightly more than 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution. These increases were partially offset by a 5 percent decline in tours. The decline in tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility through shorter stays and alternative usage options. This has reduced our existing owner tour-flow, which we intend to replace through new programs in the future as well as increased new buyer tours.

Development Margin

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Sale of vacation ownership products	$169	$141	$28	20%
Cost of vacation ownership products	(57)	(50)	(7)	(14%)
Marketing and sales	(74)	(78)	4	6%

Development margin	$38	$13	$25	NM

Development margin percentage	23.1%	9.3%	13.8 pts

The increase in revenues from the sale of vacation ownership products was due to $34 million of higher revenue reportability compared to the prior year comparable period and $5 million of lower vacation ownership notes receivable reserve activity due to lower estimated default and delinquency activity in our North America segment in the twelve weeks ended June 14, 2013, partially offset by the $11 million decrease in contract sales. The $34 million of higher revenue reportability resulted from $25 million of higher revenue reportability in the twelve weeks ended June 14, 2013 compared to $9 million of lower revenue reportability in the prior year comparable period. Revenue reportability was higher in the current year quarter, as the rescission period related to certain sales had expired, of which $17 million related to the impact of the extended rescission periods in our Europe segment. The lower reportability in the prior year quarter reflected the impact of certain sales not meeting the down payment requirement for revenue recognition purposes prior to the end of the period. Revenue reportability can affect quarter-to-quarter earnings but typically has no material impact on year-over-year earnings; however, given the impact of the extended rescission periods in our Europe segment, we expect that revenue reportability will have a material impact on year-over-year earnings.

The increase in development margin reflects $20 million from higher revenue reportability year-over-year (of which $12 million is related to the impact of the extended rescission periods in our Europe segment), a $5 million increase from lower contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost real estate inventory being sold and more efficient marketing and sales spending, and a $2 million benefit from the lower estimated default and delinquency activity. These increases are partially offset by $3 million of favorable product cost true-ups in the prior year period compared to less than $1 million in the twelve weeks ended June 14, 2013.

The 14 percentage point improvement in the development margin percentage reflects a 9 percentage point increase due to higher revenue reportability year-over-year, a 2 percentage point increase from the lower cost of vacation ownership products due to a favorable mix of lower cost real estate inventory being sold offset by the favorable product cost true-up activity in the prior year comparable period, a 2 percentage point increase from efficiencies in marketing and sales spending and a 1 percentage point increase from the lower estimated default and delinquency activity.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Sale of vacation ownership products	$310	$273	$37	14%
Cost of vacation ownership products	(101)	(97)	(4)	(4%)
Marketing and sales	(148)	(152)	4	3%

Development margin	$61	$24	$37	NM

Development margin percentage	19.8%	9.0%	10.8 pts

The increase in revenues from the sale of vacation ownership products was due to $43 million of higher revenue reportability compared to the prior year comparable period and $5 million of lower vacation ownership notes receivable reserve activity due to lower estimated default and delinquency activity in our North America segment in the twenty-four weeks ended June 14, 2013, partially offset by the $9 million decrease in contract sales. The $43 million of higher revenue reportability resulted from $23 million of higher revenue reportability in the twenty-four weeks ended June 14, 2013 compared to $20 million of lower revenue reportability in the prior year comparable period. Revenue reportability was higher in the current year period, as the rescission period related to certain sales had expired, of which $18 million related to impact of the extended rescission periods in our Europe segment. The lower reportability in the prior year period reflected the impact of certain sales remaining in the statutory rescission period or not meeting the down payment requirement for revenue recognition purposes prior to the end of the period. Revenue reportability can affect quarter-to-quarter earnings, but typically has no material impact on year-over-year earnings; however, given the impact of the extended rescission periods in our Europe segment, we expect that revenue reportability will have a material impact on year-over-year earnings.

The increase in development margin reflects $25 million from higher revenue reportability year-over-year (of which $14 million is related to the impact of the extended rescission periods in our Europe segment), a $9 million increase from lower contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost real estate inventory being sold and more efficient marketing and sales spending, nearly $2 million of favorable product cost true-ups (nearly $7 million in the twelve weeks ended June 14, 2013 compared to more than $5 million in the prior year comparable period), a $2 million benefit from the lower estimated default and delinquency activity and $1 million of other charges in the prior year period. These increases were partially offset by $2 million of severance charges related to the restructuring of sales locations in Europe in early 2013.

The favorable product cost true-ups recorded in the twenty-four weeks ended June 14, 2013 were the result of $3 million from lower estimated common construction costs, $2 million from changes in sequencing of inventory into the MVCD program due to the continued reacquisition of previously sold inventory, and more than $1 million from an increase in estimated future revenues associated with our Asia Pacific product.

The 11 percentage point improvement in the development margin percentage reflects a 6 percentage point increase due to higher revenue reportability year-over-year, a 3 percentage point increase from the lower cost of vacation ownership products due to a favorable mix of lower cost real estate inventory being sold and, to a lesser extent, favorable product cost true-up activity, and a 2 percentage point increase from efficiencies in marketing and sales spending. These increases were partially offset by a less than 1 percentage point decline due to severance charges in our Europe segment as discussed above.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Management fee revenues	$16	$16	$—	3%
Other services revenues	45	46	(1)	[0 ]%

Resort management and other services revenues	61	62	(1)	[0 ]%
Resort management and other services expenses	(45)	(49)	4	6%

Resort management and other services margin	$16	$13	$3	23%

Resort management and other services margin percentage	26.1%	21.3%	4.8 pts

The decrease in resort management and other services revenues is driven by $2 million of lower ancillary revenues, which reflects a $3 million decline due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, partially offset by a $1 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts. This decrease is partially offset by $1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program.

The improvement in the resort management and other services margin reflects $2 million of additional annual club dues earned in connection with the MVCD program net of expenses and $1 million of higher ancillary revenues net of expenses primarily due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, which experienced an operating loss in the prior year comparable period.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Management fee revenues	$32	$31	$1	3%
Other services revenues	85	85	—	1%

Resort management and other services revenues	117	116	1	1%
Resort management and other services expenses	(87)	(93)	6	5%

Resort management and other services margin	$30	$23	$7	28%

Resort management and other services margin percentage	25.5%	20.1%	5.4 pts

The increase in resort management and other services revenues reflects $3 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program and $1 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system. These increases were partially offset by $3 million of lower ancillary revenues, which reflects a $6 million decline due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, partially offset by a $3 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts.

The improvement in the resort management and other services margin reflects $4 million of additional annual club dues earned in connection with the MVCD program net of expenses, $2 million of higher ancillary revenues net of expenses primarily due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, which experienced an operating loss in the prior year comparable period, and a $1 million increase in management fees net of expenses.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Interest income	$31	$33	$(2)	(9%)
Other financing revenues	1	2	(1)	(3%)

Financing revenues	32	35	(3)	(8%)
Financing expenses	(6)	(7)	1	12%

Financing margin	$26	$28	$(2)	(8%)

Financing propensity	38%	38%

The decrease in financing revenues is due to a $113 million decline in the average gross vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $2 million decrease in financing margin from the prior year comparable period reflects the lower interest income, partially offset by lower expenses due to lower foreclosure activity and lower expenses associated with our Revolving Corporate Credit Facility.

Financing margin net of consumer financing interest expense increased $1 million to $19 million in the twelve weeks ended June 14, 2013 from $18 million in the prior year comparable period. See “Interest Expense” below for a discussion of consumer financing interest expense.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Interest income	$63	$68	$(5)	(9%)
Other financing revenues	2	3	(1)	(2%)

Financing revenues	65	71	(6)	(8%)
Financing expenses	(11)	(13)	2	15%

Financing margin	$54	$58	$(4)	(7%)

Financing propensity	39%	40%

The decrease in financing revenues is due to a $114 million decline in the average gross vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $4 million decrease in financing margin from the prior year comparable period reflects the lower interest income, partially offset by lower expenses due to lower foreclosure activity and lower expenses associated with our Revolving Corporate Credit Facility.

Financing margin net of consumer financing interest expense increased $1 million to $39 million in the twenty-four weeks ended June 14, 2013 from $38 million in the prior year comparable period. See “Interest Expense” below for a discussion of consumer financing interest expense.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Rental revenues	$65	$54	$11	18%
Unsold maintenance fees—upscale	(12)	(11)	(1)	(21%)
Unsold maintenance fees—luxury	(3)	(3)	—	15%

Unsold maintenance fees	(15)	(14)	(1)	(14%)
Other expenses	(41)	(38)	(3)	(3%)

Rental margin	$9	$2	$7	NM

Rental margin percentage	13.3%	3.5%	9.8 pts

	Twelve Weeks Ended		Change		% Change
	June 14, 2013	June 15, 2012
Transient keys rented (1)	255,353	229,591	25,762		11%
Average transient key rate	$204.44	$190.72	$13.72		7%
Resort occupancy	89.7%	90.2%	(0.5 pts	)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues is due to a company-wide 11 percent increase in transient keys rented ($5 million), which were primarily sourced from a 9 percent increase in available keys (36,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options and additional inventory from a new phase completed at one of our projects in Hawaii subsequent to the second quarter of 2012, as well as a company-wide 7 percent increase in average transient rate ($5 million) driven by stronger consumer demand and favorable mix of available inventory. In addition, plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) increased by $1 million.

The increase in rental margin reflects $6 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and higher unsold maintenance fees, as well as the $1 million increase in plus points revenue. The increase in unsold maintenance fees reflects the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012, as well as increased expenses associated with our inventory repurchase program.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Rental revenues	$128	$110	$18	15%
Unsold maintenance fees—upscale	(25)	(21)	(4)	(22%)
Unsold maintenance fees—luxury	(5)	(6)	1	15%

Unsold maintenance fees	(30)	(27)	(3)	(14%)
Other expenses	(82)	(73)	(9)	(11%)

Rental margin	$16	$10	$6	56%

Rental margin percentage	12.2%	9.1%	3.1 pts

	Twenty-Four Weeks Ended		Change		% Change
	June 14, 2013	June 15, 2012
Transient keys rented (1)	519,245	450,115	69,130		15%
Average transient key rate	$207.35	$193.64	$13.71		7%
Resort occupancy	88.9%	89.0%	(0.1 pts	)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues is due to a company-wide 15 percent increase in transient keys rented ($13 million), which were primarily sourced from a 9 percent increase in available keys (78,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, additional inventory from a new phase completed at one of our projects in Hawaii subsequent to the second quarter of 2012 and a lower utilization of plus points for stays at our resorts, as well as a company-wide 7 percent increase in average transient rate (nearly $9 million) driven by stronger consumer demand and favorable mix of available inventory. These increases were partially offset by a $4 million decrease in plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) resulting from our reduced use of plus points as incentives for enrollment in the MVCD program.

The increase in rental margin reflects $10 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and higher unsold maintenance fees, partially offset by the $4 million decline in plus points revenue. The increase in unsold maintenance fees reflects the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012 as well as increased expenses associated with our inventory repurchase program.

Other

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012
Other revenues	$9	$8
Other expenses	(3)	(3)

Other revenues, net of expenses	$6	$5

Other revenues net of expenses increased mainly as a result of higher settlement and other miscellaneous revenues in the twelve weeks ended June 14, 2013 compared to the prior year comparable period.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012
Other revenues	$15	$14
Other expenses	(7)	(5)

Other revenues, net of expenses	$8	$9

Other revenues net of expenses decreased mainly as a result of higher expenses associated with an external exchange company and other miscellaneous expenses in the twenty-four weeks ended June14, 2013 compared to the prior year comparable period.

Cost Reimbursements

Twelve Weeks Ended June 14, 2013

Cost reimbursements increased $2 million, or 3 percent, over the prior year comparable period, reflecting an increase of $3 million in cost reimbursements due to growth across the system, partially offset by $1 million of lower costs associated with the termination of the management contract for a joint venture project in early 2013.

Twenty-Four Weeks Ended June 14, 2013

Cost reimbursements increased $3 million, or 2 percent, over the prior year comparable period, reflecting an increase of $5 million in cost reimbursements due to growth across the system, partially offset by $2 million of lower costs associated with the termination of the management contract for a joint venture project in early 2013.

General and Administrative

Twelve Weeks Ended June 14, 2013

General and administrative expense increased $2 million (from $20 million to $22 million) over the prior year comparable period due to $2 million of higher personnel related costs, $2 million of higher legal and audit related expenses, and $1 million of higher standalone public company costs. These increases were offset by $1 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting areas, $1 million from lower depreciation expense, and $1 million from timing of expenses as compared to the prior year comparable period.

Twenty-Four Weeks Ended June 14, 2013

General and administrative expense increased $4 million (from $39 million to $43 million) over the prior year comparable period due to $3 million of higher personnel related costs, $3 million of higher legal and audit related expenses, and $2 million of higher standalone public company costs. These increases were offset by $2 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting areas, $1 million from the favorable resolution of an international tax (non-income tax) matter, and $1 million from lower depreciation expense.

Interest Expense

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012
Consumer financing interest expense	$(7)	$(10)
Non-consumer financing interest expense	(4)	(4)

Interest expense	$(11)	$(14)

The decline in consumer financing interest expense was due to the lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflects the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitization of vacation ownership notes receivables.

Non-consumer financing interest expense of $4 million remained unchanged from the prior year comparable period.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012
Consumer financing interest expense	$(15)	$(20)
Non-consumer financing interest expense	(7)	(7)

Interest expense	$(22)	$(27)

The decline in consumer financing interest expense was due to the lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflects the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitization of vacation ownership notes receivables.

Non-consumer financing interest expense of $7 million remained unchanged from the prior year comparable period. A $1 million decline in expense associated with our liability for Marriott Rewards Points under the Marriott Rewards Affiliation Agreement between us and Marriott International was offset by a reduction of nearly $1 million in capitalized interest costs.

Royalty Fee

Twelve Weeks Ended June 14, 2013

Royalty fee expense increased $1 million to $15 million in the twelve weeks ended June 14, 2013 compared to $14 million in the prior year comparable period due to a lower portion of sales of pre-owned inventory, which carries a lower royalty fee as compared to initial sales of our real estate inventory (1 percent versus 2 percent).

Twenty-Four Weeks Ended June 14, 2013

Royalty fee expense increased $1 million to $28 million in the twenty-four weeks ended June 14, 2013 compared to $27 million in the prior year comparable period due to a lower portion of sales of pre-owned inventory, which carries a lower royalty fee as compared to initial sales of our real estate inventory (1 percent versus 2 percent).

Income Tax

Twelve Weeks Ended June 14, 2013

Income tax expense increased by $10 million to $14 million, compared to $4 million in the prior year comparable period. The increase in income tax expense is primarily related to an increase in the 2013 pretax income attributable to the United States as noted in the discussion of our North America segment results below offset by a rate reduction in a foreign jurisdiction that contributed approximately $2 million of income tax benefit.

Twenty-Four Weeks Ended June 14, 2013

Income tax expense increased by $13 million to $25 million, compared to $12 million in the prior year comparable period. The increase in income tax expense is primarily related to an increase in the 2013 pretax income attributable to the United States as noted in the discussion of our North America segment results below offset by a rate reduction in a foreign jurisdiction that contributed approximately $2 million of income tax benefit.

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

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012	June 14, 2013	June 15, 2012
Net income	$30	$5	$49	$13
Interest expense	11	14	22	27
Tax provision	14	4	25	12
Depreciation and amortization	5	7	11	14

EBITDA	60	30	107	66

Impairment charges:
Impairment	1	—	1	—
Impairment reversals on equity investment	—	(2)	—	(2)
Consumer financing interest expense	(7)	(10)	(15)	(20)

Adjusted EBITDA	$54	$18	$93	$44

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. Prior to 2013, our business was grouped into four reportable segments: North America, Luxury, Europe and Asia Pacific. Effective December 29, 2012, we combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our decision to scale back separate development activity for the Luxury market and to aggregate future marketing and sales of both upscale tier and luxury tier inventory. Existing service standards and on-site management remain unaffected by our reporting changes. Prior year amounts have been recast for consistency with the current year’s presentation. See Footnote No. 13, “Business Segments,” of the Notes to our Financial Statements for further information on our segments.

At June 14, 2013, we operated the following 63 properties by segment:

	U.S.(1)	Non-U.S.	Total
North America	49	5	54
Europe	—	5	5
Asia Pacific	—	4	4

Total	49	14	63

(1)	Includes incorporated U.S. territories.

North America

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012	June 14, 2013	June 15, 2012
Revenues
Sale of vacation ownership products	$136	$123	$262	$237
Resort management and other services	52	53	102	102
Financing	30	33	61	67
Rental	57	48	116	100
Other	9	8	15	14
Cost reimbursements	75	73	156	155

Total revenues	359	338	712	675

Expenses
Cost of vacation ownership products	46	44	86	85
Marketing and sales	62	61	126	121
Resort management and other services	38	42	74	81
Rental	48	46	99	88
Other	3	3	7	5
Litigation settlement	—	2	(1)	2
Royalty fee	3	2	4	3
Cost reimbursements	75	73	156	155

Total expenses	275	273	551	540

Gains and other income	—	—	1	—
Impairment reversals on equity investment	—	2	—	2

Segment financial results	$84	$67	$162	$137

Contract Sales

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Contract Sales
Vacation ownership	$141	$143	$(2)	(1%)
Residential products	1	—	1	NM

Total contract sales	$142	$143	$(1)	(1%)

The decrease in contract sales in our North America segment reflected a 6 percent decline in tours in the twelve weeks ended June 14, 2013, partially offset by an 8 percent increase in VPG to $3,211 in the twelve weeks ended June 14, 2013 from $2,968 in the prior year comparable period. The decline in tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility through shorter stays and alternative usage options. This has reduced our existing owner tour-flow, which we intend to replace through new programs in the future as well as increased new buyer tours. The increase in VPG was due to a nearly 4 percent price increase and a 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Contract Sales
Vacation ownership	$284	$277	$7	3%
Residential products	1	—	1	NM

Total contract sales	$285	$277	$8	3%

The increase in contract sales in our North America segment reflected a 10 percent increase in VPG to $3,238 in the twenty-four weeks ended June 14, 2013 from $2,955 in the prior year comparable period. This increase in VPG was due to a 3 percent price increase and a slightly more than 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution. These increases were partially offset by a 5 percent decline in tours. The decline in tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility through shorter stays and alternative usage options. This has reduced our existing owner tour-flow, which we intend to replace through new programs in the future as well as increased new buyer tours.

Development Margin

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Sale of vacation ownership products	$136	$123	$13	10%
Cost of vacation ownership products	(46)	(44)	(2)	(5%)
Marketing and sales	(62)	(61)	(1)	(1%)

Development margin	$28	$18	$10	57%

Development margin percentage	20.8%	14.6%	6.2 pts

The increase in revenues from the sale of vacation ownership products was due to $11 million of higher revenue reportability compared to the prior year comparable period and $3 million of lower vacation ownership notes receivable reserve activity due to lower estimated default and delinquency activity in the twelve weeks ended June 14, 2013, partially offset by the $1 million decrease in contract sales. The $11 million of higher revenue reportability resulted from $5 million of higher revenue reportability in the twelve weeks ended June 14, 2013 compared to $6 million of lower revenue reportability in the prior year comparable period. The impact of revenue reportability was higher in the current year quarter because the statutory rescission period had expired for more sales and more sales met the down payment requirement for revenue recognition purposes than in the prior year comparable period.

The increase in development margin reflects $6 million from higher revenue reportability year-over-year, a $6 million increase from lower contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost real estate inventory being sold and more efficient marketing and sales spending, and a $1 million benefit from the lower estimated default and delinquency activity. These increases are partially offset by nearly $3 million of favorable product cost true-ups in the prior year period.

The 6 percentage point improvement in the development margin percentage reflects a 3 percentage point increase due to higher revenue reportability year-over-year, a 2 percentage point increase from the lower cost of vacation ownership products due to a favorable mix of lower cost real estate inventory being sold (4 percentage points) offset by the favorable product cost true-up activity in the prior year comparable period (2 percentage points), and a 2 percentage point increase from efficiencies in marketing and sales spending.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Sale of vacation ownership products	$262	$237	$25	10%
Cost of vacation ownership products	(86)	(85)	(1)	(2%)
Marketing and sales	(126)	(121)	(5)	(4%)

Development margin	$50	$31	$19	59%

Development margin percentage	19.1%	13.2%	5.9 pts

The increase in revenues from the sale of vacation ownership products was due to $16 million of higher revenue reportability in the twenty-four weeks ended June 14, 2013 compared to the prior year comparable period, the $8 million increase in contract sales and $3 million of lower vacation ownership notes receivable reserve activity due to lower estimated default and delinquency activity in the twenty-four weeks ended June 14, 2013. These increases were partially offset by $2 million of higher sales incentives issued in the current year period for plus points that will ultimately be recognized as rental revenues upon usage or expiration of the plus points rather than revenues from the sale of vacation ownership products. The $16 million of higher revenue reportability resulted from $16 million of lower revenue reportability in the prior year comparable period, compared to no impact from revenue reportability in the twenty-four weeks ended June 14, 2013. There was no impact from revenue reportability in the current year period because the increase in sales that met the down payment requirement for revenue recognition purposes was offset by the increase in sales that did not meet the rescission requirement for revenue recognition purposes. In the prior year comparable period, revenue reportability was lower because of an increase in sales that did not meet the down payment requirement for revenue recognition purposes and an increase in sales that did not meet the rescission requirement for revenue recognition purposes.

The increase in development margin reflects $9 million from higher revenue reportability year-over-year, a $9 million increase from higher contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix lower cost of real estate inventory being sold and more efficient marketing and sales spending and a $1 million benefit from the lower estimated default and delinquency activity. There was no impact from product cost true-ups in the twenty-four weeks ended June 14, 2013 compared to the prior year comparable period because there were $5 million of favorable product cost true-ups in each period.

The favorable product cost true-ups recorded in the twenty-four weeks ended June 14, 2013 were the result of $3 million from lower estimated common construction costs and $2 million from changes in sequencing of inventory into the MVCD program due to the continued reacquisition of previously sold inventory.

The 6 percentage point improvement in the development margin percentage reflects a 3 percentage point increase due to higher revenue reportability year-over-year, a more than 2 percentage point increase from the lower cost of vacation ownership products due to a favorable mix of lower cost real estate inventory being sold, and a 1 percentage point increase from efficiencies in marketing and sales spending.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Management fee revenues	$14	$13	$1	3%
Other services revenues	38	40	(2)	1%

Resort management and other services revenues	52	53	(1)	2%
Resort management and other services expenses	(38)	(42)	4	7%

Resort management and other services margin	$14	$11	$3	30%

Resort management and other services margin percentage	28.3%	22.1%	6.2 pts

The decrease in resort management and other services revenues is driven by $2 million of lower ancillary revenues, which reflects a $3 million decline due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, partially offset by a $1 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts. This decrease is partially offset by $1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program.

The improvement in the resort management and other services margin reflects $2 million of additional annual club dues earned in connection with the MVCD program net of expenses and $1 million of higher ancillary revenues net of expenses primarily due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, which experienced an operating loss in the prior year comparable period.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Management fee revenues	$28	$27	$1	4%
Other services revenues	74	75	(1)	0%

Resort management and other services revenues	102	102	—	1%
Resort management and other services expenses	(74)	(81)	7	8%

Resort management and other services margin	$28	$21	$7	34%

Resort management and other services margin percentage	27.7%	20.8%	6.9 pts

Resort management and other services revenues of $102 million in the twenty-four weeks ended June 14, 2013 were unchanged from the prior year comparable period. Results include $3 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program and $1 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system. These increases were partially offset by $3 million of lower ancillary revenues, which reflects a $6 million decline due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012 partially offset by a $3 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts, and a $1 million decrease in other miscellaneous revenues.

The improvement in the resort management and other services margin reflects $4 million of additional annual club dues earned in connection with the MVCD program net of expenses, $2 million of higher ancillary revenues net of expenses primarily due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, which experienced an operating loss in the prior year comparable period, and a $1 million increase in management fees net of expenses.

Financing Revenues

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Interest income	$29	$31	$(2)	(9%)
Other financing revenues	1	2	(1)	(2%)

Financing revenues	$30	$33	$(3)	(9%)
Financing propensity	37%	38%

The decrease in financing revenues is due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Interest income	$59	$64	$(5)	(9%)
Other financing revenues	2	3	(1)	(2%)

Financing revenues	$61	$67	$(6)	(9%)
Financing propensity	37%	39%

The decrease in financing revenues is due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Rental revenues	$57	$48	$9	20%
Unsold maintenance fees — upscale	(11)	(9)	(2)	(22%)
Unsold maintenance fees — luxury	(3)	(3)	—	15%

Unsold maintenance fees	(14)	(12)	(2)	(14%)
Other expenses	(34)	(34)	—	(4%)

Rental margin	$9	$2	$7	NM

Rental margin percentage	15.0%	4.2%	10.8 pts

	Twelve Weeks Ended		Change		% Change
	June 14, 2013	June 15, 2012
Transient keys rented (1)	230,898	206,030	24,868		12%
Average transient key rate	$199.52	$183.68	$15.84		9%
Resort occupancy	90.8%	90.9%	(0.1 pts	)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues is due to a 12 percent increase in transient keys rented (more than $4 million), which were primarily sourced from an 8 percent increase in available keys (31,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options and additional inventory from a new phase completed at one of our projects in Hawaii subsequent to the second quarter of 2012, as well as a 9 percent increase in average transient rate ($4 million) driven by stronger consumer demand and favorable mix of available inventory. In addition, plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) increased by $1 million.

The increase in rental margin reflects $6 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees, as well as the $1 million increase in plus points revenue. The increase in unsold maintenance fees reflects the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012, as well as increased expenses associated with our inventory repurchase program.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Rental revenues	$116	$100	$16	16%
Unsold maintenance fees — upscale	(22)	(18)	(4)	(22%)
Unsold maintenance fees — luxury	(5)	(6)	1	15%

Unsold maintenance fees	(27)	(24)	(3)	(13%)
Other expenses	(72)	(64)	(8)	(12%)

Rental margin	$17	$12	$5	45%

Rental margin percentage	14.7%	11.8%	2.9 pts

	Twenty-Four Weeks Ended		Change	% Change
	June 14, 2013	June 15, 2012
Transient keys rented (1)	477,281	410,914	66,367	16%
Average transient key rate	$204.38	$189.06	$15.32	8%
Resort occupancy	90.2%	90.2%	0.0 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues is due to a 16 percent increase in transient keys rented (nearly $13 million), which were primarily sourced from a 10 percent increase in available keys (73,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, additional inventory from a new phase completed at one of our projects in Hawaii subsequent to the second quarter of 2012 and a lower utilization of plus points for stays at our resorts, as well as an 8 percent increase in average transient rate ($7 million) driven by stronger consumer demand and favorable mix of available inventory. These increases were partially offset by a $4 million decrease in plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) resulting from our reduced use of plus points as incentives for enrollment in our MVCD program.

The increase in rental margin reflects $9 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees, partially offset by the $4 million decline in plus points revenue. The increase in unsold maintenance fees reflects the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012, as well as increased expenses associated with our inventory repurchase program.

Europe

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012	June 14, 2013	June 15, 2012
Revenues
Sale of vacation ownership products	$25	$4	$32	$10
Resort management and other services	8	8	13	12
Financing	1	1	2	2
Rental	6	5	8	7
Cost reimbursements	6	6	13	12

Total revenues	46	24	68	43

Expenses
Cost of vacation ownership products	9	2	9	3
Marketing and sales	7	7	13	13
Resort management and other services	7	7	12	11
Rental	5	5	8	8
Impairment	1	—	1	—
Cost reimbursements	6	6	13	12

Total expenses	35	27	56	47

Segment financial results	$11	$(3)	$12	$(4)

Overview

In our Europe segment, we are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Contract Sales
Vacation ownership	$7	$10	$(3)	(39%)

Total contract sales	$7	$10	$(3)	(39%)

The decline in contract sales reflects our strategy to sell through existing inventory and higher rescission activity associated with extended rescission periods in this segment during the second quarter of 2013.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Contract Sales
Vacation ownership	$11	$17	$(6)	(38%)

Total contract sales	$11	$17	$(6)	(38%)

The decline in contract sales reflects our strategy to sell through existing inventory and higher rescission activity associated with extended rescission periods in this segment during the second quarter of 2013.

Development Margin

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Sale of vacation ownership products	$25	$4	$21	NM
Cost of vacation ownership products	(9)	(2)	(7)	NM
Marketing and sales	(7)	(7)	—	NM

Development margin	$9	$(5)	$14	NM

Development margin percentage	41.8%	NM	NM

The higher revenue from the sale of vacation ownership products reflects $23 million of higher revenue reportability and $1 million of lower vacation ownership notes receivable reserve activity, partially offset by a $3 million decline in contract sales. The $23 million of higher revenue reportability resulted from $19 million of higher revenue reportability in the twelve weeks ended June 14, 2013 compared to $4 million of lower revenue reportability in the prior year comparable period. Revenue reportability was higher in the current year quarter, as the rescission period related to certain sales had expired, of which $17 million related to the impact of the extended rescission periods in this segment. The lower reportability in the prior year quarter reflected the impact of certain sales remaining in the statutory rescission period at the end of the period. Revenue reportability can affect quarter-to-quarter earnings but typically has no material impact on year-over-year earnings; however, given the impact of the extended rescission periods in this segment, we expect that revenue reportability will have a material impact on year-over-year earnings.

The increase in development margin reflects $13 million from higher revenue reportability year-over-year (of which $12 million is related to the impact of the extended rescission periods in this segment), a $1 million increase from lower contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost real estate inventory being sold and more efficient marketing and sales spending, and a $1 million benefit from the lower estimated default and delinquency activity. These increases were partially offset by $1 million of severance charges related to the restructuring of sales locations in early 2013.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Sale of vacation ownership products	$32	$10	$22	NM
Cost of vacation ownership products	(9)	(3)	(6)	NM
Marketing and sales	(13)	(13)	—	NM

Development margin	$10	$(6)	$16	NM

Development margin percentage	32.2%	NM	NM

The higher revenue from the sale of vacation ownership products reflects $27 million of higher revenue reportability and $1 million of lower vacation ownership notes receivable reserve activity, partially offset by a $6 million decline in contract sales. The $27 million of higher revenue reportability resulted from $23 million of higher revenue reportability in the twenty-four weeks ended June 14, 2013 compared to $4 million of lower revenue reportability in the prior year comparable period. Revenue reportability was higher in the current year quarter as the rescission period related to certain sales had expired, of which $18 million related to the impact of the extended rescission periods in this segment. The lower reportability in the prior year quarter reflected the impact of certain sales remaining in the statutory rescission period at the end of the period. Revenue reportability can affect quarter-to-quarter earnings but typically has no material impact on year-over-year earnings; however, given the impact of the extended rescission periods in this segment, we expect that revenue reportability will have a material impact on year-over-year earnings.

The increase in development margin reflects $14 million from higher revenue reportability year-over-year (all of which related to the impact of the extended rescission periods in this segment), a $2 million increase from lower contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost real estate inventory being sold and more efficient marketing and sales spending, a $1 million benefit from a favorable product cost true-up and a favorable resolution of a tax (non-income tax) matter in the current year period and a $1 million benefit from the lower estimated default and delinquency activity. These increases were partially offset by $2 million of severance charges related to the restructuring of sales locations in early 2013.

Asia Pacific

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012	June 14, 2013	June 15, 2012
Revenues
Sale of vacation ownership products	$8	$14	$16	$26
Resort management and other services	1	1	2	2
Financing	1	1	2	2
Rental	2	1	4	3
Cost reimbursements	4	4	7	6

Total revenues	16	21	31	39

Expenses
Cost of vacation ownership products	1	3	3	6
Marketing and sales	5	10	9	18
Resort management and other services	—	—	1	1
Rental	3	1	5	4
Royalty fee	1	1	1	1
Cost reimbursements	4	4	7	6

Total expenses	14	19	26	36

Segment financial results	$2	$2	$5	$3

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement and, as a result, we closed our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012. Our on-site sales locations are more efficient sales channels than our off-site sales locations and we plan to focus on future inventory acquisitions with strong on-site sales distribution potential.

Contract Sales

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Contract Sales
Vacation ownership	$8	$15	$(7)	(47%)

Total contract sales	$8	$15	$(7)	(47%)

The decline in contract sales reflects the closure of off-site sales locations in 2012, partially offset by improvements at existing sales locations. These changes resulted in a 56 percent decrease in sales tours and a $488 increase in VPG.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Contract Sales
Vacation ownership	$17	$28	$(11)	(41%)

Total contract sales	$17	$28	$(11)	(41%)

The decline in contract sales reflects the closure of off-site sales locations in 2012, partially offset by improvements at existing sales locations. These changes resulted in a 58 percent decrease in sales tours and a $914 increase in VPG.

Development Margin

Twelve Weeks Ended June 14, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Sale of vacation ownership products	$8	$14	$(6)	(48%)
Cost of vacation ownership products	(1)	(3)	2	59%
Marketing and sales	(5)	(10)	5	50%

Development margin	$2	$1	$1	9%

Development margin percentage	17.8%	10.2%	7.6 pts

The increase in development margin was due to the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) as a result of more efficient marketing and sales spending at our existing sales locations in the twelve weeks ended June 14, 2013.

Twenty-Four Weeks Ended June 14, 2013

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 14, 2013	June 15, 2012
Sale of vacation ownership products	$16	$26	$(10)	(41%)
Cost of vacation ownership products	(3)	(6)	3	58%
Marketing and sales	(9)	(18)	9	48%

Development margin	$4	$2	$2	90%

Development margin percentage	22.5%	7.0%	15.5 pts

The increase in development margin was due to the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) as a result of more efficient marketing and sales spending at our existing sales locations in the twenty-four weeks ended June 14, 2013.

Corporate and Other

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 14, 2013	June 15, 2012	June 14, 2013	June 15, 2012
Cost of vacation ownership products	$1	$1	$3	$3
Financing	6	7	11	13
General and administrative	22	20	43	39
Organizational and separation related	2	4	3	6
Interest	11	14	22	27
Royalty fee	11	11	23	23

Total Expenses	$53	$57	$105	$111

Corporate and Other captures information not specifically attributable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, the fixed royalty fee payable under our License Agreements and interest expense.

Twelve Weeks Ended June 14, 2013

Total expenses decreased $4 million over the prior year comparable period. The $4 million decrease was the result of $3 million of lower interest expense, $2 million of lower organizational and separation related expenses and $1 million of lower financing expenses due to lower foreclosure activity and lower expenses associated with our Revolving Corporate Credit Facility, partially offset by $2 million of higher general and administrative expenses.

The $3 million decline in interest expense was due to $3 million of lower consumer financing interest expense. The decline in consumer financing interest expense was due to the lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflects the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitization of vacation ownership notes receivables. Non-consumer financing interest expense remained unchanged from the prior year comparable period.

General and administrative expense increased $2 million (from $20 million to $22 million) over the prior year comparable period due to $2 million of higher personnel related costs, $2 million of higher legal and audit related expenses, and $1 million of higher standalone public company costs. These increases were offset by $1 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting areas, $1 million from lower depreciation expense, and $1 million from timing of expenses as compared to the prior year comparable period.

Twenty-Four Weeks Ended June 14, 2013

Total expenses decreased $6 million over the prior year comparable period. The $6 million decrease was the result of $5 million of lower interest expense, $3 million of lower organizational and separation related expenses and $2 million of lower financing expenses due to lower foreclosure activity and lower expenses associated with our Revolving Corporate Credit Facility, partially offset by $4 million of higher general and administrative expenses.

The $5 million decline in interest expense was due to $5 million of lower consumer financing interest expense. The decline in consumer financing interest expense was due to the lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflects the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitization of vacation ownership notes receivables. Non-consumer financing interest expense of $7 million remained unchanged from the prior year comparable period. A $1 million decline in expense associated with our liability for Marriott Rewards Points under the Marriott Rewards Affiliation Agreement between us and Marriott International was offset by a reduction of nearly $1 million in capitalized interest costs.

General and administrative expense increased $4 million (from $39 million to $43 million) over the prior year comparable period due to $3 million of higher personnel related costs, $3 million of higher legal and audit related expenses, and $2 million of higher standalone public company costs. These increases were offset by $2 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting areas, $1 million from the favorable resolution of an international tax (non-income tax) matter, and $1 million from lower depreciation expense.

New Accounting Standards

See Footnote No. 1 to our Financial Statements, “Summary of Significant Accounting Policies,” for information related to our adoption of new accounting standards in the twenty-four weeks ended June 14, 2013.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($104 million at the end of the second quarter of 2013), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the second quarter of 2013, $643 million of the $647 million of total debt outstanding was non-recourse debt associated with securitized vacation ownership notes receivable, including $104 million outstanding under the Warehouse Credit Facility. In addition, we have $40 million of mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021; however we may redeem the preferred stock after October 2016 at our option.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of the second quarter of 2013, we had $862 million of real estate inventory on hand, comprised of $425 million of finished goods, $168 million of work-in-process, and $269 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than or in line with cost of sales for the near term. We also expect to sell excess Ritz-Carlton branded inventory and dispose of undeveloped land over the next few years, and plan to sell most of our remaining Ritz-Carlton branded inventory through the MVCD program, in order to generate incremental cash and reduce related carrying costs.

Our vacation ownership product offerings also allow us to utilize our real estate inventory more efficiently. The majority of our sales are of a points-based product, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we expect to have fewer resorts under construction at any given time and expect to better leverage successful sales locations at completed resorts. We expect that this will allow us to maintain long-term sales locations and minimize the need to develop and staff on-site sales locations at smaller projects in the future. We believe these points-based programs better position us to align our construction of real estate inventory with the pace of sales of vacation ownership products by slowing down or accelerating construction as demand across our portfolio and market conditions dictate.

During the twenty-four weeks ended June 14, 2013 we had a net increase in cash and cash equivalents of $1 million compared to a $27 million net decrease in cash and cash equivalents during the twenty-four weeks ended June 15, 2012. The following table summarizes these changes:

($ in millions)	Twenty-Four Weeks Ended
	June 14, 2013	June 15, 2012
Cash provided by (used in):
Operating activities	$34	$106
Investing activities	—	5
Financing activities	(33)	(136)
Effect of changes in exchange rates on cash and cash equivalents	—	(2)

Net change in cash and cash equivalents	$1	$(27)

Cash from Operating Activities

In the twenty-four weeks ended June 14, 2013, we generated $34 million of cash flows from operating activities, compared to $106 million in the twenty-four weeks ended June 15, 2012. Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding vacation ownership notes receivable, and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts or turnkey purchases of new inventory as well as funding our working capital needs.

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

During the twenty-four weeks ended June 14, 2013, cash from operating activities was impacted by the timing of unsold maintenance fee payments to property owners’ associations as compared to the prior year comparable period, higher bonus payouts associated with 2012 financial performance and payment of previously accrued legal settlements.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real estate inventory spending less than cost of sales

($ in millions)	Twenty-Four Weeks Ended
	June 14, 2013	June 15, 2012
Real estate inventory spending	$(73)	$(40)
Real estate inventory costs	95	91

Real estate inventory spending less than cost of sales	$22	$51

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense in our Statements of Operations related to sale of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from our MVCD program, our spending for real estate inventory remained below the amount of real estate inventory costs in each of the twenty-four week periods ended June 14, 2013 and June 15, 2012. We expect our real estate inventory spending to remain in line with or below real estate inventory costs in the near term.

Through our vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations we expect to be able to stabilize the future cost of vacation ownership products for the next several years.

Notes receivable collections in excess of new mortgages

($ in millions)	Twenty-Four Weeks Ended
	June 14, 2013	June 15, 2012
Vacation ownership notes receivable collections – non-securitized	$58	$49
Vacation ownership notes receivable collections – securitized	90	99
New vacation ownership notes receivable	(100)	(99)

Vacation ownership notes receivable collections in excess of new mortgages	$48	$49

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable for all periods reported. Collections in the twenty-four weeks ended June 14, 2013 remained in line with the prior year comparable period. New vacation ownership notes receivable increased slightly in the twenty-four weeks ended June 14, 2013 compared to the twenty-four weeks ended June 15, 2012 due to an increase in the number of contract closings that occurred in the twenty-four weeks ended June 14, 2013 compared to the twenty-four weeks ended June 15, 2012, mainly in our North America segment, partially offset by a two percentage point decline in the financing propensity of purchasers in our North America segment to 37 percent in the twenty-four weeks ended June 14, 2013 from 39 percent in the prior year comparable period. During the twenty four weeks ended June 14, 2013, and as of June 14, 2013, no pools were out of compliance with performance triggers.

Cash from Investing Activities

($ in millions)	Twenty-Four Weeks Ended
	June 14, 2013	June 15, 2012
Capital expenditures for property and equipment	$(7)	$(7)
Decrease in restricted cash	4	9
Dispositions	3	3

Net cash provided by investing activities	$—	$5

Capital expenditures for property and equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and for ancillary offerings, such as food and beverage offerings at locations where these are provided.

In the twenty-four weeks ended June 14, 2013, capital expenditures for property and equipment of $7 million included $5 million of spending to support normal business operations (such as sales locations and ancillary assets) and $2 million for technology spending.

In the twenty-four weeks ended June 15, 2012, capital expenditures for property and equipment of $7 million included $5 million of spending to support normal business operations (such as sales locations and ancillary assets) and $2 million for technology spending.

Decrease in Restricted Cash

Restricted cash primarily consists of cash held in a reserve account related to vacation ownership notes receivable securitizations, cash collected for maintenance fees to be remitted to property owners’ associations, and deposits received, primarily associated with vacation ownership products that are held in escrow until the associated contract has closed or the period in which it can be rescinded has expired, depending on legal requirements. The decrease in restricted cash in the twenty-four weeks ended June 14, 2013 compared to the prior year period reflects payments to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2012, offset partially by an increase in cash received related to securitized notes receivable that was distributed to investors subsequent to the end of the quarter. We expect the fluctuation in restricted cash for maintenance fee activity to be relatively stable, with cash inflows occurring in the fourth quarter upon receipt of maintenance fees and cash out flows occurring in the first quarter upon remittance to property owners’ associations.

Dispositions

Dispositions in the twenty-four weeks ended June 14, 2013 related to the sale of a multi-family parcel and several lots in St. Thomas, USVI.

Cash from Financing Activities

($ in millions)	Twenty-Four Weeks Ended
	June 14, 2013	June 15, 2012
Borrowings from securitization transactions
Warehouse Credit Facility	$111	$—

Subtotal	111	—
Repayment of debt related to securitization transactions
Bonds payable on securitized vacation ownership notes receivable	(134)	(122)
Warehouse Credit Facility	(8)	(14)

Subtotal	(142)	(136)

Borrowings on Revolving Corporate Credit Facility	25	15
Repayment of Revolving Corporate Credit Facility	(25)	(15)
Proceeds from stock option exercises	2	3
Payment of withholding taxes on vesting of restricted stock units	(4)	(3)

Net cash used in financing activities	$(33)	$(136)

Borrowings / Repayments of debt related to securitizations

We reflect proceeds from securitizations of vacation ownership notes receivable, including draw downs on the Warehouse Credit Facility, as “Borrowings from securitization transactions,” and we reflect payments of bonds associated with vacation ownership notes receivable securitizations and on the Warehouse Credit Facility, including vacation ownership notes receivable repurchases, as “Repayment of debt related to securitization transactions,” within “Cash from Financing Activities.”

Repayments on the non-recourse debt associated with our securitized vacation ownership notes receivable totaled $142 million (including $51 million for voluntary retirement clean-up calls) and $136 million (including $30 million for voluntary clean-up calls) in each of the twenty-four weeks ended June 14, 2013 and June 15, 2012, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 28, 2012, other than those resulting from changes in the amount of debt outstanding. As of the end of the second quarter of 2013, debt decreased by $31 million to $647 million compared to $678 million at year-end 2012, all of which related to a decrease in non-recourse debt associated with previously securitized vacation ownership notes receivable, including draw downs on the Warehouse Credit Facility. At the end of the second quarter of 2013, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $723 million and are due as follows: $67 million in 2013; $116 million in 2014; $188 million in 2015; $104 million in 2016; $75 million in 2017; and $173 million thereafter.

We provided guarantees to certain lenders in connection with the provision of third-party financing for our vacation ownership product sales, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of the guarantees require us to fund if the purchaser fails to pay under the terms of the note payable. We are then entitled to repossess the property securing the debt and retain the proceeds from its resale. Our commitments under these guarantees diminish as principal payments are made by the purchaser to the third-party lender. Our current exposure under such guarantees as of the end of the second quarter of 2013 in the Asia Pacific and North America segments is $15 million and $3 million, respectively, and the underlying debt to third-party lenders will mature between 2013 and 2022.

Additionally, in connection with an equity method investment, we provided a completion guarantee in favor of the project lenders. The joint venture has since delivered a completed operational project. Although we have not received a release of our guarantee, we do not believe we have any funding exposure under this guarantee.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

Changes in Internal Control Over Financial Reporting

We continue to use Marriott International’s financial systems to process and record various transactions and we expect to implement additional new controls as we continue to replace services provided by Marriott International.

There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

July 18, 2013	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 22, 2011.

10.1	First Amendment, dated June 12, 2013, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Agreement filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2013.

10.2	First Amendment, dated June 12, 2013, made by Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., and certain subsidiaries of Marriott Vacations Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Guarantee and Collateral Agreement filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 22, 2013, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 13, 2013.

10.3	Marriott Vacations Worldwide Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 14, 2013 and June 15, 2012, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income (Loss) for the twelve and twenty-four weeks ended June 14, 2013 and June 15, 2012, respectively; (iii) the Interim Consolidated Balance Sheets at June 14, 2013 and December 28, 2012; and (iv) the Interim Consolidated Statements of Cash Flows for the twenty-four weeks ended June 14, 2013 and June 15, 2012, respectively. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

E-1