Form 10-Q
period 2013-09-06
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2013-10-10
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2013

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of October 4, 2013 was 35,425,607.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2013	September 7, 2012	September 6, 2013	September 7, 2012
REVENUES
Sale of vacation ownership products	$162	$143	$472	$416
Resort management and other services	62	60	179	176
Financing	32	35	97	106
Rental	65	57	193	167
Other	7	7	22	21
Cost reimbursements	84	81	260	254

TOTAL REVENUES	412	383	1,223	1,140

EXPENSES
Cost of vacation ownership products	56	42	157	139
Marketing and sales	72	79	220	231
Resort management and other services	45	47	132	140
Financing	5	5	16	18
Rental	57	58	169	158
Other	4	3	11	8
General and administrative	23	20	66	59
Litigation settlement	—	—	(1)	2
Organizational and separation related	4	3	7	9
Consumer financing interest	7	10	22	30
Royalty fee	13	14	41	41
Impairment	—	—	1	—
Cost reimbursements	84	81	260	254

TOTAL EXPENSES	370	362	1,101	1,089

Gains and other income	—	—	1	—
Interest expense	(2)	(5)	(9)	(12)
Impairment reversals on equity investment	—	—	—	2

INCOME BEFORE INCOME TAXES	40	16	114	41
Provision for income taxes	(15)	(11)	(40)	(23)

NET INCOME	$25	$5	$74	$18

Basic earnings per share	$0.70	$0.13	$2.10	$0.52

Shares used in computing basic earnings per share	35.5	34.4	35.4	34.2

Diluted earnings per share	$0.67	$0.12	$2.03	$0.50

Shares used in computing diluted earnings per share	36.7	36.2	36.6	36.0

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2013	September 7, 2012	September 6, 2013	September 7, 2012
Net income	$25	$5	$74	$18
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	1	(1)	(1)

Total other comprehensive loss, net of tax	—	1	(1)	(1)

COMPREHENSIVE INCOME	$25	$6	$73	$17

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	(Unaudited) September 6, 2013	December 28, 2012
ASSETS
Cash and cash equivalents	$288	$103
Restricted cash (including $41 and $31 from VIEs, respectively)	65	68
Accounts and contracts receivable, net (including $5 and $5 from VIEs, respectively)	117	100
Vacation ownership notes receivable, net (including $784 and $727 from VIEs, respectively)	978	1,056
Inventory	859	888
Property and equipment	250	261
Other	103	137

Total Assets	$2,660	$2,613

LIABILITIES AND EQUITY
Accounts payable	$94	$113
Advance deposits	44	64
Accrued liabilities (including $2 and $1 from VIEs, respectively)	149	181
Deferred revenue	19	32
Payroll and benefits liability	80	82
Liability for Marriott Rewards customer loyalty program	126	159
Deferred compensation liability	37	45
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $747 and $674 from VIEs, respectively)	751	678
Other	36	38
Deferred taxes	66	42

Total Liabilities	1,442	1,474

Contingencies and Commitments (Note 7)
Preferred stock — $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 100,000,000 shares authorized; 35,394,854 and 35,026,533 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,122	1,116
Accumulated other comprehensive income	20	21
Retained earnings	76	2

Total Equity	1,218	1,139

Total Liabilities and Equity	$2,660	$2,613

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Thirty-Six Weeks Ended
	September 6, 2013	September 7, 2012
OPERATING ACTIVITIES
Net income	$74	$18
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16	21
Amortization of debt issuance costs	4	5
Provision for loan losses	26	29
Share-based compensation	8	8
Deferred income taxes	23	(23)
Impairment charges	1	—
Impairment reversals on equity investment	—	(2)
Gain on disposal of property and equipment, net	(1)	—
Net change in assets and liabilities:
Accounts and contracts receivable	(16)	(15)
Notes receivable originations	(166)	(164)
Notes receivable collections	217	217
Inventory	33	61
Other assets	33	44
Accounts payable, advance deposits and accrued liabilities	(74)	(35)
Liability for Marriott Rewards customer loyalty program	(33)	(46)
Deferred revenue	(13)	20
Payroll and benefit liabilities	(2)	17
Deferred compensation liability	(8)	(2)
Other liabilities	1	4
Other, net	—	1

Net cash provided by operating activities	123	158

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(11)	(11)
Decrease in restricted cash	4	9
Dispositions	3	3

Net cash (used in) provided by investing activities	(4)	1

FINANCING ACTIVITIES
Borrowings from securitization transactions	361	238
Repayment of debt related to securitization transactions	(288)	(295)
Borrowings on Revolving Corporate Credit Facility	25	15
Repayments on Revolving Corporate Credit Facility	(25)	(15)
Debt issuance costs	(5)	—
Proceeds from stock option exercises	2	4
Payment of withholding taxes on vesting of restricted stock units	(4)	(3)

Net cash provided by (used in) financing activities	66	(56)

Effect of changes in exchange rates on cash and cash equivalents	—	(1)
INCREASE IN CASH AND CASH EQUIVALENTS	185	102
CASH AND CASH EQUIVALENTS, beginning of period	103	110

CASH AND CASH EQUIVALENTS, end of period	$288	$212

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Non-cash reduction of Additional paid-in capital for increase in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	$—	$(12)

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

Our Spin-Off from Marriott International, Inc.

On November 21, 2011, the spin-off of Marriott Vacations Worldwide (the “Spin-Off”) from Marriott International was completed. In the Spin-Off, Marriott International’s vacation ownership operations and related residential business were separated from Marriott International through a special tax-free dividend to Marriott International’s shareholders of all of the issued and outstanding common stock of our company. As a result of the Spin-Off, we became an independent company, and our common stock is listed on the New York Stock Exchange under the symbol “VAC.” Following the Spin-Off, we and Marriott International have operated independently, and neither company has any ownership interest in the other.

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

Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements presented herein and discussed below include 100 percent of the assets, liabilities, revenues, expenses and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities for which Marriott Vacations Worldwide is the primary beneficiary in accordance with consolidation accounting guidance. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. The interim consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

We refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.”

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the twelve weeks ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2013 Third Quarter	September 6, 2013
2013 Second Quarter	June 14, 2013
2013 First Quarter	March 22, 2013
2012 Third Quarter	September 7, 2012
2012 Second Quarter	June 15, 2012
2012 First Quarter	March 23, 2012

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

We have reclassified certain prior year amounts to conform to our 2013 presentation, including establishing the consumer financing interest expense line on the Statements of Operations.

Consumer financing interest expense represents interest expense associated with the debt from our $250 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”) and from the securitization of our vacation ownership notes receivable in the asset-backed securities (“ABS”) market. We distinguish consumer financing interest expense from all other interest expense because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. See Footnote No. 11, “Variable Interest Entities” for further discussion of these facilities.

Restatement of Prior Financial Statements

In the second quarter of 2013, during the course of an internal review of certain sales documentation processes related to the sale of certain vacation ownership interests in properties associated with our Europe segment, we determined that the documentation we provided for certain sales of vacation ownership products was not strictly compliant. As a result, in accordance with applicable European regulation, the period of time during which purchasers of such interests may rescind their purchases was extended. We record revenues from the sale of vacation ownership products once the rescission period has ended. Originally, we recorded revenues from these sales of vacation ownership products based on the rescission periods in effect assuming compliant documentation had been provided to the purchasers rather than the extended periods. As a result, we recognized revenue in incorrect periods between fiscal years 2010 and 2013 and misstated revenues in our previously filed consolidated financial statements.

The documentation issue described above was limited to sales documentation provided to purchasers of certain interests in properties associated with our Europe segment. We took corrective measures and, as a result, compliant documentation is being provided to purchasers. In addition, we provided compliant documentation to purchasers for whom the extended rescission period had not yet expired. The cumulative impact of these items through December 28, 2012 was a reduction in reported income before income taxes of $12 million. The cumulative impact of these items through March 22, 2013 was a reduction in reported income before income taxes of $11 million. However, as compliant documentation was subsequently provided as part of our corrective measures, the extended rescission period for most of the purchases at issue ended during the second quarter of 2013. As of September 6, 2013, sales having a net pre-tax impact of $1 million had been rescinded. As a result, approximately $1 million and $11 million of this cumulative impact is reflected as an increase in income before income taxes for the twelve and thirty-six weeks ended September 6, 2013, respectively.

The consolidated restated financial statements will include certain other corrections related to the timing of recording adjustments to previously reported deferred tax balances. Certain deferred tax assets were determined to not be realizable in future years and thus were eliminated, albeit in the incorrect fiscal year for the years ended December 28, 2012, December 30, 2011 and December 31, 2010. The need for these corrections was identified while we were developing internal processes relating to deferred taxes after we became a standalone public company. In addition to the adjustments required as a result of the errors described above, the restated consolidated financial statements will include certain previously unrecorded immaterial adjustments to our financial statements for fiscal years 2010 and 2011 relating to cost reimbursements, which previously were recorded on a net basis.

The adjustments necessary to correct all of the errors have no impact on previously reported cash flows from operations and do not have a material impact on our balance sheet as of any date. In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual period presented is required to reflect the correction of the period-specific effects of the errors described above, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are not material to our individual prior period consolidated financial statements; however, the cumulative correction of the prior period errors would be material to our current year consolidated financial statements. Consequently, we will restate the consolidated Statements of Operations for the years ended December 28, 2012 and December 30, 2011, and the Statements of Operations for the periods ended March 22, 2013 and March 23, 2012. We have restated the accompanying consolidated Balance Sheet as of December 28, 2012 and the Statement of Operations for the twelve and thirty-six weeks ended September 7, 2012. We have also restated the opening December 29, 2012 balances presented in our shareholders’ equity table as of September 6, 2013 (included in Footnote No. 12, “Shareholders’ Equity”) appearing herein, from amounts previously reported, to correct the prior period misstatements.

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

The impact of these adjustments on the financial statements is detailed in the tables below.

	For the Twelve Weeks Ended March 22, 2013
($ in millions, except per share data)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$140	$1	$141
TOTAL REVENUES	$389	$1	$390

INCOME BEFORE INCOME TAXES	$29	$1	$30
NET INCOME	$18	$1	$19

Basic earnings per share	$0.52	$0.01	$0.53
Diluted earnings per share	$0.50	$0.01	$0.51

	As of December 28, 2012
($ in millions)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED BALANCE SHEETS
Inventory	$881	$7	$888
Other	$135	$2	$137
TOTAL ASSETS	$2,604	$9	$2,613

Advance deposits	$42	$22	$64
Deferred taxes	$43	$(1)	$42
TOTAL LIABILITIES	$1,453	$21	$1,474

Retained earnings (deficit)	$14	$(12)	$2
TOTAL EQUITY	$1,151	$(12)	$1,139
TOTAL LIABILITIES AND EQUITY	$2,604	$9	$2,613

	For the Year Ended December 28, 2012
($ in millions, except per share data)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$627	$(9)	$618
TOTAL REVENUES	$1,648	$(9)	$1,639

Cost of vacation ownership products	$205	$(2)	$203
Marketing and sales	$330	$(1)	$329
TOTAL EXPENSES	$1,623	$(3)	$1,620

INCOME BEFORE INCOME TAXES	$37	$(6)	$31
Provision for income taxes	$(21)	$(3)	$(24)
NET INCOME	$16	$(9)	$7

Basic earnings per share	$0.46	$(0.27)	$0.19
Diluted earnings per share	$0.44	$(0.26)	$0.18

	For the Twelve Weeks Ended September 7, 2012
($ in millions, except per share data)	As Previously Reported (1)	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$146	$(3)	$143
TOTAL REVENUES	$386	$(3)	$383

Marketing and sales	$80	$(1)	$79
TOTAL EXPENSES	$363	$(1)	$362

INCOME BEFORE INCOME TAXES	$18	$(2)	$16
Provision for income taxes	$(12)	$1	$(11)
NET INCOME	$6	$(1)	$5

Basic earnings per share	$0.18	$(0.05)	$0.13
Diluted earnings per share	$0.17	$(0.05)	$0.12

(1)	As previously reported amounts include interest expense amounts that have been reclassified as consumer financing interest expense to conform to our 2013 presentation.

	For the Thirty-Six Weeks Ended September 7, 2012
($ in millions, except per share data)	As Previously Reported (1)	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$425	$(9)	$416
TOTAL REVENUES	$1,149	$(9)	$1,140

Cost of vacation ownership products	$141	$(2)	$139
Marketing and sales	$232	$(1)	$231
TOTAL EXPENSES	$1,092	$(3)	$1,089

INCOME BEFORE INCOME TAXES	$47	$(6)	$41
Provision for income taxes	$(24)	$1	$(23)
NET INCOME	$23	$(5)	$18

Basic earnings per share	$0.68	$(0.16)	$0.52
Diluted earnings per share	$0.65	$(0.15)	$0.50

(1)	As previously reported amounts include interest expense amounts that have been reclassified as consumer financing interest expense to conform to our 2013 presentation.

	For the Year Ended December 30, 2011
($ in millions, except per share data)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$634	$(7)	$627
Cost reimbursements	$331	$18	$349
TOTAL REVENUES	$1,613	$11	$1,624

Cost of vacation ownership products	$242	$(3)	$239
Marketing and sales	$342	$(1)	$341
Cost reimbursements	$331	$18	$349
TOTAL EXPENSES	$1,833	$14	$1,847

LOSS BEFORE INCOME TAXES	$(214)	$(3)	$(217)
Benefit for income taxes	$36	$9	$45
NET LOSS	$(178)	$6	$(172)

Basic loss per share	$(5.29)	$0.17	$(5.12)
Diluted loss per share	$(5.29)	$0.17	$(5.12)

	For the Year Ended December 31, 2010
($ in millions, except per share data)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$635	$(6)	$629
Cost reimbursements	$318	$14	$332
TOTAL REVENUES	$1,584	$8	$1,592

Cost of vacation ownership products	$245	$(2)	$243
Marketing and sales	$344	$(1)	$343
Cost reimbursements	$318	$14	$332
TOTAL EXPENSES	$1,496	$11	$1,507

INCOME BEFORE INCOME TAXES	$112	$(3)	$109
Provision for income taxes	$(45)	$(5)	$(50)
NET INCOME	$67	$(8)	$59

Basic earnings per share	$2.00	$(0.26)	$1.74
Diluted earnings per share	$2.00	$(0.26)	$1.74

The cumulative effect of the prior period misstatements of approximately $12 million was recorded as a reduction to retained earnings in our accompanying consolidated balance sheet as of December 28, 2012 and the opening December 29, 2012 balances presented in our stockholders’ equity disclosure as of September 6, 2013. The cumulative effect of the prior period misstatements of approximately $9 million will be presented in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014 as a reduction to retained earnings as of January 1, 2011.

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

2. INCOME TAXES

Marriott Vacations Worldwide files U.S. consolidated federal and state tax returns, as well as separate tax filings for non-U.S. jurisdictions. On November 21, 2011, we entered into a Tax Sharing and Indemnification Agreement with Marriott International (as subsequently amended, the “Tax Sharing and Indemnification Agreement”), which governs the allocation of responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide and each will indemnify and hold harmless the other from and against the taxes so allocated. We had unrecognized tax benefits of less than $1 million at both September 6, 2013 and December 28, 2012 relating to contested tax assessments, which, if realized, would have impacted our effective tax rate.

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

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	September 6, 2013	December 28, 2012
Vacation ownership notes receivable — securitized	$784	$727
Vacation ownership notes receivable — non-securitized
Eligible for securitization (1)	16	127
Not eligible for securitization (1)	178	202

Subtotal	194	329

Total vacation ownership notes receivable	$978	$1,056

(1)	Refer to Footnote No. 4, “Financial Instruments,” for a discussion of the eligibility of our vacation ownership notes receivable for securitization.

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2013	$26	$36	$62
2014	37	111	148
2015	27	112	139
2016	21	109	130
2017	17	100	117
Thereafter	66	316	382

Balance at September 6, 2013	$194	$784	$978

Weighted average stated interest rate at September 6, 2013	11.2%	12.9%	12.5%
Range of stated interest rates at September 6, 2013	0.0% to 19.5%	4.9% to 18.7%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Operations in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2013	September 7, 2012	September 6, 2013	September 7, 2012
Interest income associated with vacation ownership notes receivable — securitized	$23	$28	$70	$81
Interest income associated with vacation ownership notes receivable — non-securitized	7	5	23	20

Total interest income associated with vacation ownership notes receivable	$30	$33	$93	$101

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the thirty-six weeks ended September 6, 2013:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at year-end 2012	$93	$54	$147
Provision for loan losses	21	5	26
Securitizations	(31)	31	—
Clean-up calls (1)	14	(14)	—
Write-offs	(36)	—	(36)
Defaulted notes receivable repurchase activity (2)	19	(19)	—

Balance at September 6, 2013	$80	$57	$137

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.
(2)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.19 percent and 7.42 percent as of September 6, 2013 and December 28, 2012, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for credit losses of $5 million as of September 6, 2013 and $6 million as of December 28, 2012.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in notes receivable on non-accrual status at September 6, 2013	$72	$6	$78
Investment in notes receivable on non-accrual status at December 28, 2012	$73	$11	$84
Average investment in notes receivable on non-accrual status during the thirty-six weeks ended September 6, 2013	$73	$8	$81
Average investment in notes receivable on non-accrual status during the thirty-six weeks ended September 7, 2012	$87	$10	$97

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 6, 2013:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31–90 days past due	$11	$17	$28
91–150 days past due	8	5	13
Greater than 150 days past due	64	1	65

Total past due	83	23	106
Current	191	818	1,009

Total vacation ownership notes receivable	$274	$841	$1,115

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

	At September 6, 2013		At December 28, 2012
($ in millions)	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Vacation ownership notes receivable — securitized	$784	$953	$727	$895
Vacation ownership notes receivable — non-securitized	194	198	329	361

Total financial assets	$978	$1,151	$1,056	$1,256

Non-recourse debt associated with vacation ownership notes receivable securitizations	$(747)	$(764)	$(674)	$(711)
Other debt	(4)	(4)	(4)	(4)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(44)	(40)	(46)
Liability for Marriott Rewards customer loyalty program	(126)	(119)	(159)	(150)
Other liabilities	—	—	(1)	(1)

Total financial liabilities	$(917)	$(931)	$(878)	$(912)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

Due to factors that impact the general marketability of our non-securitized vacation ownership notes receivable, as well as current market conditions, we bifurcate our vacation ownership notes receivable at each balance sheet date into those eligible and not eligible for securitization using criteria applicable to current securitization transactions in the ABS market. Generally, vacation ownership notes receivable are considered not eligible for securitization if any of the following attributes are present: (1) payments are greater than 30 days past due, (2) the first payment has not been received or (3) the collateral is located in Europe or Asia. In some cases eligibility may also be determined based on the credit score of the borrower, the remaining term of the loans and other similar factors that may reflect investor demand in a securitization transaction or the cost to effectively securitize the vacation ownership notes receivable. The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

($ in millions)	At September 6, 2013		At December 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable — eligible for securitization	$16	$20	$127	$159
Vacation ownership notes receivable — not eligible for securitization	178	178	202	202

Total vacation ownership notes receivable — non-securitized	$194	$198	$329	$361

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

Non-Recourse Debt Associated with Securitized Vacation Ownership Notes Receivable

We generate cash flow estimates by modeling all bond tranches for our active vacation ownership notes receivable securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we obtain indicative credit spreads from investment banks that actively issue and facilitate the market for timeshare securities and determine an average credit spread by rating level of the different tranches. We then apply those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds payable.

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

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in millions, except per share amounts)	September 6, 2013 (1)	September 7, 2012 (2)	September 6, 2013 (1)	September 7, 2012 (2)
Computation of Basic Earnings Per Share
Net income	$25	$5	$74	$18
Weighted average shares outstanding	35.5	34.4	35.4	34.2

Basic earnings per share	$0.70	$0.13	$2.10	$0.52

Computation of Diluted Earnings Per Share
Net income	$25	$5	$74	$18

Weighted average shares outstanding	35.5	34.4	35.4	34.2
Effect of dilutive securities
Employee stock options and SARs	0.7	1.1	0.7	1.0
Restricted stock units	0.5	0.7	0.5	0.8

Shares for diluted earnings per share	36.7	36.2	36.6	36.0

Diluted earnings per share	$0.67	$0.12	$2.03	$0.50

(1)	The computations of diluted earnings per share exclude approximately 229,000 shares of common stock, the maximum issuable as of September 6, 2013 upon the vesting of certain performance-based awards, because the performance conditions required for such shares to vest were not achieved by the end of the reporting period.
(2)	The computations of diluted earnings per share exclude approximately 157,000 shares of common stock, the maximum issuable as of September 7, 2012 upon the vesting of certain performance-based awards, because the performance conditions required for such shares to vest were not achieved by the end of the reporting period.

For the twelve week and thirty-six week periods ended September 6, 2013, we have not excluded any stock options or stock appreciation rights (“SARs”) from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the twelve week period ended September 7, 2012, we excluded 1,183 SARs with an exercise price of $32.74 from our calculation of diluted earnings per share because this exercise price was greater than the average market prices for the applicable period.

For the thirty-six week period ended September 7, 2012, we excluded 38,487 stock options and SARs, with exercise prices ranging from $28.16 to $32.74, from our calculation of diluted earnings per share because these exercise prices were greater than the average market prices for the applicable periods.

6. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At September 6, 2013	At December 28, 2012
Finished goods (1)	$390	$491
Work-in-progress	193	120
Land and infrastructure	270	270

Real estate inventory	853	881
Operating supplies and retail inventory	6	7

	$859	$888

(1)	Represents completed inventory that is either registered or unregistered and available for sale in its current form.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value.

7. CONTINGENCIES AND COMMITMENTS

Guarantees

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products for the North America and Asia Pacific segments. The terms of guarantees to lenders generally require us to fund if the purchaser fails to pay under the term of its note payable. Prior to the Spin-Off, Marriott International guaranteed our performance under these arrangements, and following the Spin-Off continues to hold a standby letter of credit related to the Asia Pacific segment guarantee. If Marriott International is required to fund any draws by lenders under this letter of credit it would seek recourse from us. Marriott International no longer guarantees our performance with respect to third-party financing for sales of products in the North America segment. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as notes mature or are repaid. The terms of the underlying notes extend to 2022.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions)	Maximum Potential Amount of Future Fundings At September 6, 2013	Liability for Expected Future Fundings At September 6, 2013
Segment
Asia Pacific	$13	$—
North America	3	—

Total guarantees where we are the primary obligor	$16	$—

We included our liability of less than $1 million for expected future fundings for guarantees in our Balance Sheet at September 6, 2013 in the Other caption within Liabilities.

Commitments and Letters of Credit

In addition to the guarantees we note in the preceding paragraphs, as of September 6, 2013, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments under these contracts were $46 million, of which we expect $5 million, $14 million, $13 million, $8 million and $6 million will be paid in 2013, 2014, 2015, 2016 and 2017, respectively.

•	Commitments to subsidize vacation ownership associations were $2 million, which we expect will be paid in 2013.

•	Other purchase commitments of $1 million (approximately €1 million) that we expect to fund during 2014.

Surety bonds issued as of September 6, 2013 totaled $89 million, the majority of which were requested by federal, state or local governments related to our operations.

Prior to the Spin-Off, Marriott International also guaranteed our performance using letters of credit under certain agreements necessary to operate our Europe segment. Following the Spin-Off, Marriott International continues to hold less than $1 million of standby letters of credit related to these guarantees. If Marriott International is required to fund any draws under these letters of credit it would seek recourse from us.

Additionally, as of September 6, 2013, we had $4 million of letters of credit outstanding under our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

In 2012, we agreed to settle two lawsuits in which certain of our subsidiaries were defendants. The plaintiffs in the lawsuits, residential unit owners at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), a project within our North America segment, questioned the adequacy of disclosures made prior to 2008, when our business was part of Marriott International, regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”) and their payment obligations with respect to such bonds. In March 2013, we agreed to settle a third lawsuit in which another residential unit owner at the RCC San Francisco had asserted similar claims. As a result of these matters, we recorded a charge of $41 million in the year ended December 28, 2012. In addition, as a result of the agreement to settle the third lawsuit in the thirty-six weeks ended September 6, 2013 we reversed $1 million of previously recognized expense. An additional lawsuit was filed against us in June 2013 primarily related to disclosure provided to a purchaser of a residential unit at the RCC San Francisco. We dispute the material allegations in the complaint and intend to defend this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On December 21, 2012, Jon Benner, an owner of fractional interests in the RCC San Francisco, filed suit in Superior Court for the State of California, County of San Francisco against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under the Mello-Roos Act. The plaintiff alleges that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constitute intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought includes damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. This lawsuit has been referred to a judicial referee. This lawsuit is distinct from the other lawsuits described above relating to the RCC San Francisco because the disclosure process for the sale of fractional interests differs from that applicable to the sale of whole-ownership units. We dispute the material allegations in the complaint and intend to defend this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On December 11, 2012, Steven B. Hoyt and Bradley A. Hoyt, purchasers of fractional interests in two Ritz-Carlton Club projects, filed suit in the United States District Court for the District of Minnesota against us, certain of our subsidiaries and The Ritz-Carlton Hotel Company, L.L.C. on behalf of a putative class consisting of all purchasers of fractional interests at Ritz-Carlton Club projects. The plaintiffs allege that program changes beginning in 2009 caused an actionable decrease in the value of the fractional interests purchased. The relief sought includes declaratory and injunctive relief, damages in an unspecified amount, rescission of the purchases, restitution, disgorgement of profits, interest and attorneys’ fees. In response to our motion to dismiss the original complaint, plaintiffs filed an amended complaint. We dispute the material allegations in the amended complaint and intend to continue to defend this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On January 30, 2013, Krishna and Sherrie Narayan and other owners of 12 residential units at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) were granted leave by the Court to file, and subsequently did file, an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend this action vigorously. On August 23, 2013, the Hawaii Intermediate Court of Appeals reversed the Maui Circuit Court’s denial of our motion to compel arbitration on the claims asserted by plaintiffs. We have renewed that motion in the Circuit Court. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On September 26, 2012, we filed an arbitration demand against the Kapalua Bay Association for reimbursement of amounts advanced on behalf of the Kapalua Bay Association pursuant to the terms of the management agreement under which one of our subsidiaries provided services to the Kapalua Bay Association. Effective December 31, 2012, the management agreement was terminated as discussed in Footnote No. 11, “Variable Interest Entities.” On April 15, 2013, the Kapalua Bay Association filed a counterclaim against certain of our subsidiaries in the arbitration proceeding. In the counterclaim, the Kapalua Bay Association alleges breach of contract, misrepresentation, breach of fiduciary duty, unfair and deceptive trade practices and unjust enrichment. The relief sought consists of unspecified damages. We dispute the material allegations in the counterclaim and intend to defend this action vigorously. Given the early stages of the action and the inherent uncertainties of arbitration, we cannot estimate a range of potential liability, if any, at this time.

On June 19, 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The amended complaint supersedes a prior complaint that was not served on any defendant. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and intend to defend this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On June 28, 2013, owners of 35 residences and lots at The Abaco Club on Winding Bay filed a complaint in Orange County, Florida Circuit Court against us, one of our subsidiaries, certain subsidiaries of Marriott International and the resort’s owners’ association, alleging that the defendants failed to maintain the golf course, golf clubhouse, roads, water supply system, and other facilities and equipment in a manner commensurate with a five-star luxury resort, and deficiencies in the quality of services provided at the resort. Plaintiffs also allege that the defendants failed to honor an obligation to extend a right of first offer to club owners in connection with plans to sell the club property. Plaintiffs allege statutory and common law claims for breach of contract, breach of fiduciary duty, and fraud and seek compensatory and punitive damages. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $97 million, of which $15 million is included within liabilities on our Balance Sheet. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

8. DEBT

The following table provides detail on our debt balances:

($ in millions)	At September 6, 2013	At December 28, 2012
Vacation ownership notes receivable securitizations, interest rates ranging from 2.2% to 7.2% (weighted average interest rate of 3.5%) (1)	$747	$674
Other	4	4

	$751	$678

(1)	Interest rates are as of September 6, 2013.

See Footnote No. 11, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding, is recourse to us but unsecured. The Warehouse Credit Facility currently terminates on September 5, 2015 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the asset-backed securities market once a year.

During the third quarter of 2013, we completed the securitization of a pool of $263 million of vacation ownership notes receivable. In connection with the securitization, investors purchased $250 million in vacation ownership loan backed notes (the “Notes”) from the MVW Owner Trust 2013-1 (the “2013-1 Trust”) in a private placement. The 2013-1 Trust issued two classes of Notes: $224 million of Class A Notes and $26 million of Class B Notes. The Class A Notes have an interest rate of 2.15 percent and the Class B Notes have an interest rate of 2.74 percent, for an overall weighted average interest rate of 2.21 percent.

Although no cash borrowings were outstanding under our Revolving Corporate Credit Facility as of September 6, 2013, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors of that facility, in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions) Year	Vacation Ownership Notes Receivable Securitizations (1)	Other Debt	Total
2013	$38	$—	$38
2014	116	—	116
2015	117	—	117
2016	113	—	113
2017	84	—	84
Thereafter	279	4	283

Balance at September 6, 2013	$747	$4	$751

(1)	The vacation ownership notes receivable securitizations are non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $26 million in the thirty-six weeks ended September 6, 2013 and $33 million in the thirty-six weeks ended September 7, 2012.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of our securitized vacation ownership notes receivable pools is subject to various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (related to the interests we retained) to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the thirty-six weeks ended September 6, 2013, and as of September 6, 2013, no pools were out of compliance with performance triggers. As of September 6, 2013, we had 7 securitized vacation ownership notes receivable pools outstanding.

Renewal of Warehouse Credit Facility

On September 6, 2013, we entered into an amendment (the “Amendment”) to certain of the agreements associated with the Warehouse Credit Facility. As a result of the Amendment, the revolving period was extended to September 5, 2015, and borrowings under the Warehouse Credit Facility bear interest at a rate based on the one-month LIBOR and bank conduit commercial paper rates plus 1.2 percent per annum and are generally limited at any point to the sum of the products of the applicable advance rates and the eligible vacation ownership notes receivable at such time. The Amendment also expands the eligibility for certain collateral by permitting some vacation ownership notes receivable from domestic borrowers with low or no credit scores to be securitized through the Warehouse Credit Facility. Other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the amendment and restatement. In addition to the amendments described above, the Amendment also includes certain modifications intended to comply with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act and A Global Regulatory Framework for More Resilient Banks and Banking Systems developed by the Basel Committee on Banking Supervision, initially published in December 2010 and generally referred to as “Basel III.”

9. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently, Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years, beginning in October 2016. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of September 6, 2013, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

10. SHARE-BASED COMPENSATION

A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Marriott Vacations Worldwide Stock Plan”). As of September 6, 2013, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan.

For share-based awards with service-only vesting conditions, we measure compensation expense related to share-based payment transactions with our employees and non-employee directors at fair value on the grant date. With respect to transactions with our employees, we recognize this expense in the Statement of Operations over the vesting period during which the employees provide service in exchange for the award; with respect to non-employee directors, we recognize this expense on the grant date. For share-based arrangements with performance vesting conditions, we recognize compensation expense once it is probable that the corresponding performance condition will be achieved.

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $3 million for each of the twelve weeks ended September 6, 2013 and September 7, 2012, and $8 million for each of the thirty-six weeks ended September 6, 2013 and September 7, 2012. Our deferred compensation liability related to unvested awards held by our employees totaled $16 million and $14 million at September 6, 2013 and December 28, 2012 respectively.

Restricted Stock Units (“RSUs”)

We granted 199,895 RSUs to our employees and non-employee directors during the thirty-six weeks ended September 6, 2013. The RSUs granted to employees generally vest over four year periods in annual installments commencing one year after the date of the grant. The RSUs granted to non-employee directors were vested at the date of the grant. RSUs granted in the thirty-six weeks ended September 6, 2013 had a weighted average grant-date fair value of $40.43.

During the thirty-six weeks ended September 6, 2013, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, will be determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. For the RSUs with performance-based vesting criteria issued during the thirty-six weeks ended September 6, 2013, the maximum amount of RSUs that may vest under the performance-based RSUs is approximately 72,000.

Stock Appreciation Rights (“SARs”)

We granted 66,422 SARs to our employees during the thirty-six weeks ended September 6, 2013. These SARs had a weighted average grant-date fair value of $21.68 and a weighted average exercise price of $39.93. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter of the number of SARs granted at the end of each of the first four years following the date of grant.

We use the Black-Scholes model to estimate the fair value of the stock options or SARs granted. For SARs granted under the Marriott Vacations Worldwide Stock Plan in the thirty-six weeks ended September 6, 2013, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants during the thirty-six weeks ended September 6, 2013:

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

Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations

We periodically securitize, without recourse, through bankruptcy remote special purpose entities, notes receivable originated in connection with the sale of vacation ownership products. These vacation ownership notes receivable securitizations provide funding for us and transfer the economic risks and substantially all the benefits of the loans to third parties. In a vacation ownership notes receivable securitization, various classes of debt securities issued by the special purpose entities are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. We service the vacation ownership notes receivable. With each vacation ownership notes receivable securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized vacation ownership notes receivable or, in some cases, overcollateralization and cash reserve accounts.

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included in our Balance Sheet at September 6, 2013:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$784	$—	$784
Interest receivable	5	—	5
Restricted cash	41	—	41

Total	$830	$—	$830

Consolidated Liabilities:
Interest payable	$2	$—	$2
Debt	747	—	747

Total	$749	$—	$749

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended September 6, 2013:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$22	$1	$23
Interest expense to investors	$5	$1	$6
Debt issuance cost amortization	$1	$—	$1

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the thirty-six weeks ended September 6, 2013:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$63	$7	$70
Interest expense to investors	$17	$2	$19
Debt issuance cost amortization	$2	$1	$3

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the thirty-six weeks ended September 6, 2013 and September 7, 2012:

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012
Cash inflows:
Net proceeds from vacation ownership notes receivable securitization	$246	$233
Principal receipts	117	130
Interest receipts	63	74

Total	426	437

Cash outflows:
Principal to investors	(107)	(120)
Voluntary repurchases of defaulted vacation ownership notes receivable	(19)	(27)
Voluntary clean-up call	(51)	(30)
Interest to investors	(17)	(23)

Total	(194)	(200)

Net Cash Flows	$232	$237

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the thirty-six weeks ended September 6, 2013 and September 7, 2012:

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012
Cash inflows:
Net proceeds from vacation ownership notes receivable securitization	$109	$—
Principal receipts	16	16
Interest receipts	7	9
Reserve release	1	1

Total	133	26

Cash outflows:
Principal to investors	(13)	(15)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(2)
Repayment of Warehouse Credit Facility	(98)	(101)
Interest to investors	(2)	(2)

Total	(113)	(120)

Net Cash Flows	$20	$(94)

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

Other Variable Interest Entities

We have an equity investment in, and notes receivable due from a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii pursuant to a joint venture arrangement. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of this entity, as power to direct the activities that most significantly impact the entity’s economic performance is shared among the variable interest holders and, therefore, we do not consolidate the entity. We provided a completion guarantee in favor of the project lenders for which the joint venture has delivered a completed operational project. Although we have not received a release of the guarantee, we do not believe we have any exposure for funding under the guarantee. In 2009, we fully impaired our equity investment in the entity and in certain notes receivable due from the entity. In 2010, the continued application of equity losses to our investment in the remaining outstanding notes receivable balance reduced its carrying value to zero. In addition, the venture was unable to pay promissory notes that matured on December 31, 2010 and August 1, 2011. Subsequently, the lenders issued a notice of default to the venture. The lenders initiated foreclosure proceedings with respect to unsold interests in the project. A foreclosure auction was held and, on January 31, 2013, a bid was accepted and confirmed. The sale was completed, and on June 13, 2013, we received $7 million of cash as a partial repayment of our previously fully reserved receivables due from the entity.

We gave notice of breach or termination of various agreements, including management agreements with the owners’ associations at the project, marketing and sales agreements with the venture, and other agreements pursuant to which we provided services to the venture and, as we were unable to reach agreement with the owners’ associations with respect to our continued provision of services, termination of these agreements was effective on December 31, 2012. During the thirty-six weeks ended September 6, 2013, we recorded $7 million of expense to increase our accrual for remaining costs expected to be incurred relating to our interests in this joint venture exclusive of any outstanding litigation matters discussed in Footnote No. 7, “Contingencies and Commitments.” Including reserves for outstanding receivables, at September 6, 2013, we have an accrual of $16 million for potential future funding, representing our remaining expected exposure to loss related to our involvement with this entity. In addition, several owners at the project have filed suit against several parties involved in the project, including us and certain of our subsidiaries, which could result in additional exposures which are not estimable at this time.

12. SHAREHOLDERS’ EQUITY

The following table details changes in shareholders’ equity during the thirty-six weeks ended September 6, 2013:

($ in millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at year-end 2012	$1,116	$21	$2	$1,139
Net income	—	—	74	74
Foreign currency translation adjustments	—	(1)	—	(1)
Amounts related to share-based compensation	6	—	—	6

Balance at September 6, 2013	$1,122	$20	$76	$1,218

13. BUSINESS SEGMENTS

We define our reportable segments based on the way in which the chief operating decision maker, currently our chief executive officer, manages the operations of the company for purposes of allocating resources and assessing performance. We operate in three reportable business segments:

•	In our North America segment, we develop, market, sell and manage vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We also develop, market and sell vacation ownership and related products under the Ritz-Carlton Destination Club brand, as well as whole ownership residential products under the Ritz-Carlton Residences brand.

•	In our Europe segment, we develop, market, sell and manage vacation ownership products in several locations in Europe.

•	In our Asia Pacific segment, we develop, market, sell and manage the Marriott Vacation Club, Asia Pacific, a right-to-use points program that we specifically designed to appeal to vacation preferences of the Asian market, as well as a weeks-based right-to-use product.

Effective December 29, 2012, we combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our decision to scale back separate development activity for the Luxury market and to aggregate future marketing and sales of upscale and luxury inventory. Existing service standards and on-site management remain unaffected by our reporting changes. Prior year amounts have been recast for consistency with the current year’s presentation.

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

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	September 6, 2013	September 7, 2012
North America	$365	$332	$1,077	$1,007
Europe	34	31	102	74
Asia Pacific	13	20	44	59

Total segment revenues	412	383	1,223	1,140
Corporate and other	—	—	—	—

	$412	$383	$1,223	$1,140

Net Income

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	September 6, 2013	September 7, 2012
North America	$87	$66	$249	$203
Europe	7	4	19	—
Asia Pacific	—	1	5	4

Total segment financial results	94	71	273	207
Corporate and other	(54)	(55)	(159)	(166)
Provision for income taxes	(15)	(11)	(40)	(23)

	$25	$5	$74	$18

Assets

	At Period-End
($ in millions)	September 6, 2013	December 28, 2012
North America	$2,117	$2,223
Europe	102	122
Asia Pacific	86	85

Total segment assets	2,305	2,430
Corporate and other	355	183

	$2,660	$2,613

14. ORGANIZATIONAL AND SEPARATION RELATED CHARGES

Since the Spin-Off, Marriott International has continued to provide us with certain information technology and other administrative services pursuant to transition services agreements. In connection with our continued organizational and separation related activities, we have incurred certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll functions and reorganizing certain existing administrative organizations to support our stand-alone public company needs. We expect these efforts to continue through 2014. Organizational and separation related charges as reflected in our Statements of Operations, were $4 million and $3 million for the twelve weeks ended September 6, 2013 and September 7, 2012, respectively, and $7 million and $9 million for the thirty-six weeks ended September 6, 2013 and September 7, 2012, respectively. In addition, $4 million and $1 million of additional separation related charges was capitalized to Property and equipment on our Balance Sheets during the thirty-six weeks ended September 6, 2013 and September 7, 2012, respectively.

15. SUBSEQUENT EVENT

On October 8, 2013, our Board of Directors authorized a share repurchase program under which we may purchase up to 3,500,000 shares of our common stock prior to March 28, 2015. The specific timing, amount and other terms of the repurchases will be dependent on market conditions, corporate and regulatory requirements and other factors. In connection with the repurchase program, we may adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Securities and Exchange Act of 1934.

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

Our Financial Statements (as defined below), which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future. We refer to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.”

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

Organizational and Separation Related Efforts

Since the Spin-Off, Marriott International has continued to provide us with certain information technology and other administrative services pursuant to transition services agreements. In connection with our continued organizational and separation related activities, we have incurred expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology, and related finance and accounting organizations to support our stand-alone public company needs. Organizational and separation related charges were $7 million and $9 million for the thirty-six weeks ended September 6, 2013 and September 7, 2012, respectively, as reflected in our Statements of Operations. In addition, during the thirty-six weeks ended September 6, 2013 and September 7, 2012, $4 million and $1 million, respectively, of additional separation related charges was capitalized to Property and equipment on our Balance Sheets. We expect to incur an additional $10 million to $15 million in connection with these organizational and separation related efforts through 2014. Once completed, we expect these efforts will generate approximately $15 million to $20 million of annualized savings. Approximately $3 million of these incremental savings are reflected in our financial results for the thirty-six weeks ended September 6, 2013.

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. Effective December 29, 2012, we combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our decision to scale back separate development activity for the Luxury market and to aggregate future marketing and sales of upscale and luxury inventory. Existing service standards and on-site management remain unaffected by our reporting changes. Prior year amounts have been recast for consistency with the current year’s presentation.

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

Financing

We offer financing to qualified customers for the purchase of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Thirty-Six Weeks Ended
	September 6, 2013	September 7, 2012
Average FICO score	731	730

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

Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. Due to weakened economic conditions and our elimination of financing incentive programs, the percentage of customers choosing to finance their vacation ownership purchase with us (which we refer to as “financing propensity”) declined significantly through 2009 and has leveled out since then. As a result, we expect that interest income will continue to decline over the next few years until new originations outpace the decline in principal of the existing vacation ownership notes receivable portfolio.

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

	Thirty-Six Weeks Ended
	September 6, 2013	September 7, 2012
Historical default rates	3.2%	3.5%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory.

We obtain rental inventory from:

•	Unsold inventory; and

•	Inventory we control because owners have elected various usage options.

Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points under the Marriott Vacation Club Destinations TM (“MVCD”) program when those points are redeemed for rental stays at one of our resorts or upon expiration of the points.

Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternate usage options, including Marriott Rewards Points, for owners who elect to exchange their inventory;

•	Subsidy payments to property owners’ associations at resorts that are in the early phases of construction where maintenance fees collected from the owners are not sufficient to support operating costs of the resort;

•	Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services); and

•	Costs associated with the banking and borrowing usage option that is available under the MVCD program.

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

Consumer Financing Interest Expense

Consumer financing interest expense represents interest expense associated with the debt from our $250 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”) and from the securitization of our vacation ownership notes receivable in the asset-backed securities (“ABS”) market. We distinguish consumer financing interest expense from all other interest expense because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us.

Interest Expense

Interest expense consists of all interest expense other than consumer financing interest expense.

Other Items

We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products;

•	Development margin percentage; and

•	Volume per guest (“VPG”), which we calculate by dividing contract sales, excluding fractional and residential sales, telesales and other sales that are not attributed to a tour at a sales location, by the number of sales tours in a given period. We believe this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.

Rounding

Percentage changes presented in our public filings are calculated using whole dollars.

Restatement of Prior Financial Statements

In the second quarter of 2013, during the course of an internal review of certain sales documentation processes related to the sale of certain vacation ownership interests in properties associated with our Europe segment, we determined that the documentation we provided for certain sales of vacation ownership products was not strictly compliant. As a result, in accordance with applicable European regulation, the period of time during which purchasers of such interests may rescind their purchases was extended. We record revenues from the sale of vacation ownership products once the rescission period has ended. Originally, we recorded revenues from these sales of vacation ownership products based on the rescission periods in effect assuming compliant documentation had been provided to the purchasers rather than the extended periods. As a result, we recognized revenue in incorrect periods between fiscal years 2010 and 2013 and misstated revenues in our previously filed consolidated financial statements.

The documentation issue described above was limited to sales documentation provided to purchasers of certain interests in properties associated with our Europe segment. We took corrective measures and, as a result, compliant documentation is being provided to purchasers. In addition, we provided compliant documentation to purchasers for whom the extended rescission period had not yet expired. The cumulative impact of these items through December 28, 2012 was a reduction in reported income before income taxes of $12 million. The cumulative impact of these items through March 22, 2013 was a reduction in reported income before income taxes of $11 million. However, as compliant documentation was subsequently provided as part of our corrective measures, the extended rescission period for most of the purchases at issue ended during the second quarter of 2013. As of September 6, 2013, sales having a net pre-tax impact of $1 million had been rescinded. As a result, approximately $1 million and $11 million of this cumulative impact is reflected as an increase in income before income taxes for the twelve and thirty-six weeks ended September 6, 2013, respectively.

The consolidated restated financial statements will include certain other corrections related to the timing of recording adjustments to previously reported deferred tax balances. Certain deferred tax assets were determined to not be realizable in future years and thus were eliminated, albeit in the incorrect fiscal year for the years ended December 28, 2012, December 30, 2011 and December 31, 2010. The need for these corrections was identified while we were developing internal processes relating to deferred taxes after we became a standalone public company. In addition to the adjustments required as a result of the errors described above, the restated consolidated financial statements will include certain previously unrecorded immaterial adjustments to our financial statements for fiscal years 2010 and 2011 relating to cost reimbursements, which previously were recorded on a net basis.

The adjustments necessary to correct all of the errors have no impact on previously reported cash flows from operations and do not have a material impact on our balance sheet as of any date. In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual period presented is required to reflect the correction of the period-specific effects of the errors described above, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are not material to our individual prior period consolidated financial statements; however, the cumulative correction of the prior period errors would be material to our current year consolidated financial statements. Consequently, we will restate the consolidated Statements of Operations for the years ended December 28, 2012 and December 30, 2011, and the Statements of Operations for the periods ended March 22, 2013 and March 23, 2012. We have restated the consolidated Balance Sheet as of December 28, 2012 and the Statement of Operations for the twelve and thirty-six weeks ended September 7, 2012.

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

Consolidated Results

The following discussion presents an analysis of our results of operations for the twelve and thirty-six weeks ended September 6, 2013, compared to the twelve and thirty-six weeks ended September 7, 2012.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	September 6, 2013	September 7, 2012
Revenues
Sale of vacation ownership products	$162	$143	$472	$416
Resort management and other services	62	60	179	176
Financing	32	35	97	106
Rental	65	57	193	167
Other	7	7	22	21
Cost reimbursements	84	81	260	254

Total revenues	412	383	1,223	1,140

Expenses
Cost of vacation ownership products	56	42	157	139
Marketing and sales	72	79	220	231
Resort management and other services	45	47	132	140
Financing	5	5	16	18
Rental	57	58	169	158
Other	4	3	11	8
General and administrative	23	20	66	59
Litigation settlement	—	—	(1)	2
Organizational and separation related	4	3	7	9
Consumer financing interest	7	10	22	30
Royalty fee	13	14	41	41
Impairment	—	—	1	—
Cost reimbursements	84	81	260	254

Total expenses	370	362	1,101	1,089

Gains and other income	—	—	1	—
Interest expense	(2)	(5)	(9)	(12)
Impairment reversals on equity investment	—	—	—	2

Income before income taxes	40	16	114	41
Provision for income taxes	(15)	(11)	(40)	(23)

Net income	$25	$5	$74	$18

Contract Sales

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Contract Sales
Vacation ownership	$161	$171	$(10)	(5%	)
Residential products	7	—	7	NM

Total contract sales	$168	$171	$(3)	(2%	)

NM = not meaningful

The $3 million decrease in total contract sales was driven by $8 million of lower contract sales in our Asia Pacific segment (due to the closure of our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012) and $5 million of lower contract sales in our Europe segment (as we continued to sell through existing inventory), offset partially by $10 million of higher contract sales in our key North America segment.

The increase in contract sales in our North America segment included $7 million of residential contract sales (compared to $0 in the prior year comparable period) as we continue to execute our strategy to dispose of excess inventory, and a $3 million, or 2 percent, increase in vacation ownership contract sales. The increase in vacation ownership contract sales reflected a 6.6 percent increase in VPG to $3,252 in the twelve weeks ended September 6, 2013 from $3,051 in the prior year comparable period. This increase in VPG was due to a 5 percent price increase and a nearly 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution. These increases were partially offset by a 4 percent decline in tours in the twelve weeks ended September 6, 2013. The decline in tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility through shorter stays and alternative usage options. This has reduced our existing owner tour-flow, which we intend to increase in the future through new programs for existing owners. In addition, we are focused on new sales channels targeted toward first time buyers.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Contract Sales
Vacation ownership	$473	$493	$(20)	(4%	)
Residential products	8	—	8	NM

Total contract sales	$481	$493	$(12)	(2%	)

The $12 million decrease in total contract sales was driven by $19 million of lower contract sales in our Asia Pacific segment (due to the closure of our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012) and $11 million of lower contract sales in our Europe segment (as we continued to sell through existing inventory and as a result of higher rescission activity due to the extended rescission periods in our Europe segment during the second quarter of 2013). These decreases were partially offset by an increase of $18 million, or 4 percent, in contract sales in our key North America segment.

The increase in contract sales in our North America segment included $8 million of residential contract sales (compared to $0 in the prior year comparable period) as we continue to execute our strategy to dispose of excess inventory, and a $10 million, or 2 percent, increase in vacation ownership contract sales. The increase in vacation ownership contract sales reflected a nearly 9 percent increase in VPG to $3,243 in the thirty-six weeks ended September 6, 2013 from $2,988 in the prior year comparable period. This increase in VPG was due to a nearly 4 percent price increase and a 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution. These increases were partially offset by a 5 percent decline in tours. The decline in tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility through shorter stays and alternative usage options. This has reduced our existing owner tour-flow, which we intend to increase in the future through new programs for existing owners. In addition, we are focused on new sales channels targeted toward first time buyers.

Development Margin

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Sale of vacation ownership products	$162	$143	$19	13%
Cost of vacation ownership products	(56)	(42)	(14)	(33%	)
Marketing and sales	(72)	(79)	7	9%

Development margin	$34	$22	$12	53%

Development margin percentage	21.1%	15.6%	5.5 pts

The increase in revenues from the sale of vacation ownership products was due to $24 million of higher revenue reportability compared to the prior year comparable period, offset partially by the $3 million decrease in contract sales and $2 million of higher vacation ownership notes receivable reserve activity due to the higher revenue reportability in our North America segment in the twelve weeks ended September 6, 2013, net of the impact of lower estimated default and delinquency activity. The $24 million of higher revenue reportability resulted from $5 million of higher revenue reportability in the twelve weeks ended September 6, 2013 compared to $19 million of lower revenue reportability in the prior year comparable period. Revenue reportability was higher in the current year quarter because the rescission period related to certain sales made in the current or prior periods expired in the current quarter and certain sales made in the current or prior periods met the down payment requirement for revenue recognition purposes prior to the end of the period. The lower reportability in the prior year quarter reflected the fact that certain sales made during that quarter or prior periods did not meet the down payment requirement for revenue recognition purposes prior to the end of the period. Revenue reportability can affect quarter-to-quarter earnings but historically has had no material impact on year-over-year earnings. However, given the impact of the extended rescission periods in our Europe segment, we expect that revenue reportability will have a positive material impact on year-over-year comparability of our 2013 earnings.

The increase in development margin reflected $13 million from higher revenue reportability year-over-year, a $9 million increase from lower contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to more efficient marketing and sales spending and a favorable mix of lower cost real estate inventory being sold, and $1 million of higher than expected redemption costs associated with Marriott Rewards Points issued prior to the Spin-Off in the prior year comparable period. These increases were partially offset by $10 million of lower favorable product cost true-ups ($3 million in the twelve weeks ended September 6, 2013 compared to $13 million in the prior year comparable period) and a $1 million impact from the higher vacation ownership notes receivable reserve activity.

The 5.5 percentage point improvement in the development margin percentage reflected a 6 percentage point increase due to higher revenue reportability year-over-year and a 4 percentage point increase due to increased efficiency in marketing and sales spending. These increases were offset partially by a 5 percentage point decrease from the higher cost of vacation ownership products resulting from unfavorable product cost true-up activity year-over-year, net of a favorable mix of lower cost real estate inventory being sold in the twelve weeks ended September 6, 2013.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Sale of vacation ownership products	$472	$416	$56	13%
Cost of vacation ownership products	(157)	(139)	(18)	(12%	)
Marketing and sales	(220)	(231)	11	5%

Development margin	$95	$46	$49	105%

Development margin percentage	20.3%	11.2%	9.1 pts

The increase in revenues from the sale of vacation ownership products was due to $67 million of higher revenue reportability compared to the prior year comparable period and $3 million of lower vacation ownership notes receivable reserve activity, partially offset by the $12 million decrease in contract sales and $2 million of higher sales incentives issued in the current period for plus points. Plus points will ultimately be recognized as rental revenues upon usage or expiration of the plus points rather than revenues from the sale of vacation ownership products. The $67 million of higher revenue reportability resulted from $28 million of higher revenue reportability in the thirty-six weeks ended September 6, 2013 compared to $39 million of lower revenue reportability in the prior year comparable period. Revenue reportability was higher in the current year period because the rescission period related to certain sales made in the current or prior periods had expired, of which $20 million related to impact of the extended rescission periods in our Europe segment, and certain sales made in the current or prior periods met the down payment requirement for revenue recognition purposes prior to the end of the period. The lower reportability in the prior year period reflected the fact that certain sales made during, or prior to, that period remained in the statutory rescission period or did not meet the down payment requirement for revenue recognition purposes prior to the end of the period. Revenue reportability can affect quarter-to-quarter earnings, but historically has had no material impact on year-over-year earnings. However, given the impact of the extended rescission periods in our Europe segment, we expect that revenue reportability will have a positive material impact on year-over-year comparability of our 2013 earnings.

The increase in development margin reflected $38 million from higher revenue reportability year-over-year (of which $17 million is related to the impact of the extended rescission periods in our Europe segment), a $19 million increase from lower contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to more efficient marketing and sales spending and a favorable mix of lower cost real estate inventory being sold, a $1 million benefit from the lower vacation ownership notes receivable reserve activity and $1 million of higher than expected redemption costs associated with Marriott Rewards Points issued prior to the Spin-Off in the prior year comparable period. These increases were partially offset by $9 million of lower favorable product cost true-ups ($9 million in the thirty-six weeks ended September 6, 2013 compared to $18 million in the prior year comparable period) and $2 million of severance charges related to the restructuring of sales locations in Europe in early 2013.

The favorable product cost true-ups recorded in the thirty-six weeks ended September 6, 2013 were the result of nearly $4 million from changes in sequencing of inventory into the MVCD program due to the continued reacquisition of previously sold inventory, more than $3 million from lower construction costs, and nearly $2 million from an increase in estimated future revenues associated with our Asia Pacific product.

The 9 percentage point improvement in the development margin percentage reflected a 6 percentage point increase due to higher revenue reportability year-over-year, a 3 percentage point increase due to increased efficiency in marketing and sales spending and a 2 percentage point increase from the lower cost of vacation ownership products due to a favorable mix of lower cost real estate inventory being sold. These increases were partially offset by a 2 percentage point decrease due to the lower favorable product cost true-up activity compared to the prior year comparable period.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Management fee revenues	$16	$15	$1	4%
Other services revenues	46	45	1	3%

Resort management and other services revenues	62	60	2	3%
Resort management and other services expenses	(45)	(47)	2	7%

Resort management and other services margin	$17	$13	$4	41%

Resort management and other services margin percentage	28.1%	20.5%	7.6 pts

The increase in resort management and other services revenues was driven by $1 million of higher management fees, resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, and nearly $1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program. Ancillary revenues were in line with the prior year comparable period, and included a nearly $2 million decline due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012 and a nearly $2 million increase in ancillary revenues from food and beverage and golf offerings at our resorts.

The improvement in the resort management and other services margin reflected $2 million of higher ancillary revenues net of expenses primarily due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, which experienced an operating loss in the prior year comparable period, $1 million of higher management fees, and $1 million of additional annual club dues earned in connection with the MVCD program net of expenses.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Management fee revenues	$48	$46	$2	4%
Other services revenues	131	130	1	1%

Resort management and other services revenues	179	176	3	2%
Resort management and other services expenses	(132)	(140)	8	6%

Resort management and other services margin	$47	$36	$11	33%

Resort management and other services margin percentage	26.4%	20.3%	6.1 pts

The increase in resort management and other services revenues reflected $4 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program and $2 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system. These increases were partially offset by $3 million of lower ancillary revenues, which reflected a $7 million decline due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, partially offset by a $4 million increase in ancillary revenues from food and beverage and golf offerings at our resorts.

The improvement in the resort management and other services margin reflected $5 million of additional annual club dues earned in connection with the MVCD program net of expenses, $4 million of higher ancillary revenues net of expenses primarily due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, which experienced an operating loss in the prior year comparable period, $1 million of higher customer services margin resulting from lower operating expenses, and a $1 million increase in management fees net of expenses.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Interest income	$30	$33	$(3)	(9%	)
Other financing revenues	2	2	—	(4%	)

Financing revenues	32	35	(3)	(9%	)
Financing expenses	(5)	(5)	—	4%

Financing margin	$27	$30	$(3)	(10%	)

Financing propensity	47%	46%

The decrease in financing revenues was due to a $107 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $3 million decrease in financing margin from the prior year comparable period reflected the lower interest income and the timing of expenses compared to the prior year comparable period.

Financing margin net of consumer financing interest expense was flat at $20 million in both the twelve weeks ended September 6, 2013 and in the prior year comparable period. See “Consumer Financing Interest Expense” below for further discussion.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Interest income	$93	$101	$(8)	(9%	)
Other financing revenues	4	5	(1)	(3%	)

Financing revenues	97	106	(9)	(8%	)
Financing expenses	(16)	(18)	2	12%

Financing margin	$81	$88	$(7)	(8%	)

Financing propensity	42%	42%

The decrease in financing revenues was due to a $113 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $7 million decrease in financing margin from the prior year comparable period reflected the lower interest income, partially offset by lower expenses due to lower foreclosure activity and lower expenses associated with our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Financing margin net of consumer financing interest expense increased $1 million to $59 million in the thirty-six weeks ended September 6, 2013 from $58 million in the prior year comparable period. See “Consumer Financing Interest Expense” below for further discussion.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Rental revenues	$65	$57	$8	17%
Unsold maintenance fees — upscale	(13)	(13)	—	(3%	)
Unsold maintenance fees — luxury	(3)	(2)	(1)	(2%	)

Unsold maintenance fees	(16)	(15)	(1)	(3%	)
Other expenses	(41)	(43)	2	1%

Rental margin	$8	$(1)	$9	NM

Rental margin percentage	13.1%	(1.2%)	14.3 pts

	Twelve Weeks Ended		Change		% Change
	September 6, 2013	September 7, 2012
Transient keys rented (1)	256,760	231,377	25,383		11%
Average transient key rate	$221.71	$201.86	$19.85		10%
Resort occupancy	92.7%	93.0%	(0.3 pts	)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 11 percent increase in transient keys rented (nearly $5 million), which were primarily sourced from a 6 percent increase in available keys (25,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options and lower utilization of plus points for stays at our resorts, as well as a company-wide 10 percent increase in average transient rate ($5 million) driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by more than $1 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The increase in rental margin reflected $4 million from higher than expected redemption costs associated with Marriott Rewards Points issued prior to the Spin-Off in the prior year comparable period and $3 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and higher unsold maintenance fees. These increases were partially offset by the more than $1 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program), and corresponding issuance of plus points as incentives for enrollment in the MVCD program.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Rental revenues	$193	$167	$26	16%
Unsold maintenance fees — upscale	(38)	(34)	(4)	(15%	)
Unsold maintenance fees — luxury	(8)	(8)	—	9%

Unsold maintenance fees	(46)	(42)	(4)	(10%	)
Other expenses	(123)	(116)	(7)	(6%	)

Rental margin	$24	$9	$15	159%

Rental margin percentage	12.5%	5.6%	6.9 pts

	Thirty-Six Weeks Ended		Change		% Change
	September 6, 2013	September 7, 2012
Transient keys rented (1)	776,005	681,492	94,513		14%
Average transient key rate	$212.10	$197.59	$14.51		7%
Resort occupancy	90.2%	90.4%	(0.2 pts	)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 14 percent increase in transient keys rented ($18 million), which were primarily sourced from an 8 percent increase in available keys (103,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, additional inventory from a new phase completed at one of our projects in Hawaii after the end of the second quarter of 2012 and a lower utilization of plus points for stays at our resorts, as well as a company-wide 7 percent increase in average transient rate ($13 million) driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by a $5 million decrease in plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program), and corresponding issuance of plus points as incentives for enrollment in the MVCD program.

The increase in rental margin reflected $13 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and higher unsold maintenance fees, as well as $4 million from higher than expected redemption costs associated with Marriott Rewards Points issued prior to the Spin-Off in the prior year comparable period. These increases were partially offset by the $5 million decline in plus points revenue. The increase in unsold maintenance fees reflected the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012, as well as increased expenses associated with our inventory repurchase program.

Other

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012
Other revenues	$7	$7
Other expenses	(4)	(3)

Other revenues, net of expenses	$3	$4

Other revenues net of expenses decreased mainly as a result of slightly higher expenses due to more MVCD owners utilizing an external exchange company and higher settlement costs due to an increase in the number of closed contracts in the twelve weeks ended September 6, 2013 compared to the prior year comparable period.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012
Other revenues	$22	$21
Other expenses	(11)	(8)

Other revenues, net of expenses	$11	$13

Other revenues net of expenses decreased in the thirty-six weeks ended September 6, 2013 compared to the prior year comparable period mainly as a result of higher expenses due to more MVCD owners utilizing an external exchange company and other miscellaneous expenses, offset partially by higher settlement and other miscellaneous revenues.

Cost Reimbursements

Twelve Weeks Ended September 6, 2013

Cost reimbursements increased $3 million, or 3 percent, over the prior year comparable period, reflecting growth across the system.

Thirty-Six Weeks Ended September 6, 2013

Cost reimbursements increased $6 million, or 2 percent, over the prior year comparable period, reflecting an increase of $8 million in cost reimbursements due to growth across the system, partially offset by $2 million of lower costs associated with the termination of the management contract for a joint venture project in early 2013.

General and Administrative

Twelve Weeks Ended September 6, 2013

General and administrative expense increased $3 million (from $20 million to $23 million) over the prior year comparable period due to $3 million of higher legal and audit related expenses and $2 million of higher personnel related costs. These increases were offset by $1 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting areas and $1 million of lower depreciation expense.

Thirty-Six Weeks Ended September 6, 2013

General and administrative expense increased $7 million (from $59 million to $66 million) over the prior year comparable period due to $6 million of higher legal and audit related expenses, $5 million of higher personnel related costs, and $2 million of higher stand-alone public company costs. These increases were offset by $3 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting areas, $2 million from lower depreciation expense and $1 million from the favorable resolution of an international tax (non-income tax) matter.

Consumer Financing Interest Expense

Twelve Weeks Ended September 6, 2013

Consumer financing interest expense decreased $3 million (from $10 million to $7 million) due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($1 million) as well as a lower average interest rate ($2 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitizations of vacation ownership notes receivable.

Thirty-Six Weeks Ended September 6, 2013

Consumer financing interest expense decreased $8 million (from $30 million to $22 million) due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($4 million) as well as a lower average interest rate ($4 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitizations of vacation ownership notes receivable.

Interest Expense

Twelve Weeks Ended September 6, 2013

Interest expense decreased $3 million (from $5 million to $2 million) due to an approximately $1 million decline in expense associated with our liability for Marriott Rewards Points under the Marriott Rewards Affiliation Agreement between us and Marriott International and an increase of approximately $1 million in capitalized interest costs.

Thirty-Six Weeks Ended September 6, 2013

Interest expense decreased $3 million (from $12 million to $9 million) due to a $2 million decline in expense associated with our liability for Marriott Rewards Points under the Marriott Rewards Affiliation Agreement between us and Marriott International and a $1 million decline in other interest expense.

Royalty Fee

Twelve Weeks Ended September 6, 2013

Royalty fee expense decreased $1 million to $13 million in the twelve weeks ended September 6, 2013 compared to $14 million in the prior year comparable period due to a higher portion of sales of pre-owned inventory, which carries a lower royalty fee as compared to initial sales of our real estate inventory (1 percent versus 2 percent).

Thirty-Six Weeks Ended September 6, 2013

Royalty fee expense was flat at $41 million for the thirty-six weeks ended September 6, 2013 and September 7, 2012.

Income Tax

Twelve Weeks Ended September 6, 2013

Income tax expense increased $4 million to $15 million, compared to $11 million in the prior year comparable period. The increase in income tax expense was primarily related to an increase in the 2013 pretax income attributable to the United States as noted in the discussion of our North America segment results below.

Thirty-Six Weeks Ended September 6, 2013

Income tax expense increased $17 million to $40 million, compared to $23 million in the prior year comparable period. The increase in income tax expense was primarily related to an increase in the 2013 pretax income attributable to the United States as noted in the discussion of our North America segment results below.

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA, a financial measure which is not prescribed or authorized by GAAP, is defined as earnings, or net income, before interest expense (excluding consumer financing interest expense), provision for income taxes, depreciation and amortization. For the purposes of our EBITDA calculation (which previously adjusted for consumer financing interest expense), we do not adjust for consumer financing interest expense because the associated debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. Further, we consider consumer financing interest expense to be an operating expense of our business.

We consider EBITDA to be an indicator of operating performance, and we use it to measure our ability to service debt, fund capital expenditures and expand our business. We also use it, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

EBITDA has limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, other companies in our industry may calculate EBITDA differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below shows our EBITDA calculation and reconciles that measure with Net income.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	September 6, 2013	September 7, 2012
Net income	$25	$5	$74	$18
Interest expense (1)	2	5	9	12
Tax provision	15	11	40	23
Depreciation and amortization	5	7	16	21

EBITDA	$47	$28	$139	$74

(1)	Interest expense excludes consumer financing interest expense.

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. Prior to 2013, our business was grouped into four reportable segments: North America, Luxury, Europe and Asia Pacific. Effective December 29, 2012, we combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our decision to scale back separate development activity for the Luxury market and to aggregate future marketing and sales of upscale and luxury inventory. Existing service standards and on-site management remain unaffected by our reporting changes. Prior year amounts have been recast for consistency with the current year’s presentation. See Footnote No. 13, “Business Segments,” of the Notes to our Financial Statements for further information on our segments.

At September 6, 2013, we operated the following 63 properties by segment:

	U.S. (1)	Non-U.S.	Total
North America	49	5	54
Europe	—	5	5
Asia Pacific	—	4	4

Total	49	14	63

(1)	Includes incorporated U.S. territories.

North America

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	September 6, 2013	September 7, 2012
Revenues
Sale of vacation ownership products	$145	$122	$407	$359
Resort management and other services	53	51	155	153
Financing	30	33	91	100
Rental	56	47	172	147
Other	6	6	21	20
Cost reimbursements	75	73	231	228

Total revenues	365	332	1,077	1,007

Expenses
Cost of vacation ownership products	51	36	137	121
Marketing and sales	61	62	187	183
Resort management and other services	37	39	111	120
Rental	49	50	148	138
Other	3	2	10	7
Litigation settlement	—	—	(1)	2
Organizational and separation related	—	1	—	1
Royalty fee	2	3	6	6
Cost reimbursements	75	73	231	228

Total expenses	278	266	829	806

Gains and other income	—	—	1	—
Impairment reversals on equity investment	—	—	—	2

Segment financial results	$87	$66	$249	$203

Contract Sales

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Contract Sales
Vacation ownership	$145	$142	$3	2%
Residential products	7	—	7	NM

Total contract sales	$152	$142	$10	6%

The increase in contract sales in our North America segment included $7 million of residential contract sales (compared to $0 in the prior year comparable period) as we continue to execute our strategy to dispose of excess inventory, and a $3 million, or 2 percent, increase in vacation ownership contract sales. The increase in vacation ownership contract sales reflected a 6.6 percent increase in VPG to $3,252 in the twelve weeks ended September 6, 2013 from $3,051 in the prior year comparable period. This increase in VPG was due to a 5 percent price increase and a nearly 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution. These increases were partially offset by a 4 percent decline in tours in the twelve weeks ended September 6, 2013. The decline in tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility through shorter stays and alternative usage options. This has reduced our existing owner tour-flow, which we intend to increase in the future through new programs for existing owners. In addition, we are focused on new sales channels targeted toward first time buyers.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Contract Sales
Vacation ownership	$429	$419	$10	2%
Residential products	8	—	8	NM

Total contract sales	$437	$419	$18	4%

The increase in contract sales in our North America segment included $8 million of residential contract sales (compared to $0 in the prior year comparable period) as we continue to execute our strategy to dispose of excess inventory, and a $10 million, or 2 percent, increase in vacation ownership contract sales. The increase in vacation ownership contract sales reflected a nearly 9 percent increase in VPG to $3,243 in the thirty-six weeks ended September 6, 2013 from $2,988 in the prior year comparable period. This increase in VPG was due to a nearly 4 percent price increase and a 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution. These increases were partially offset by a 5 percent decline in tours. The decline in tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility through shorter stays and alternative usage options. This has reduced our existing owner tour-flow, which we intend to increase in the future through new programs for existing owners. In addition, we are focused on new sales channels targeted toward first time buyers.

Development Margin

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Sale of vacation ownership products	$145	$122	$23	19%
Cost of vacation ownership products	(51)	(36)	(15)	(38%	)
Marketing and sales	(61)	(62)	1	1%

Development margin	$33	$24	$9	40%

Development margin percentage	22.7%	19.2%	3.5 pts

The increase in revenues from the sale of vacation ownership products was due to $15 million of higher revenue reportability compared to the prior year comparable period and the $10 million increase in contract sales, partially offset by $2 million of higher vacation ownership notes receivable reserve activity (due to the higher contract sales volume and revenue reportability, net of lower estimated default and delinquency activity in the twelve weeks ended September 6, 2013). The $15 million of higher revenue reportability resulted from $2 million of higher revenue reportability in the twelve weeks ended September 6, 2013 compared to $13 million of lower revenue reportability in the prior year comparable period. The impact of revenue reportability was higher in the current year quarter because more sales met the down payment requirement for revenue recognition purposes in the current period than in the prior year comparable period.

The increase in development margin reflected a $9 million increase from higher contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost real estate inventory being sold and more efficient marketing and sales spending, $8 million from higher revenue reportability year-over-year, and $1 million of higher than expected redemption costs associated with Marriott Rewards Points issued prior to the Spin-Off in the prior year comparable period. These increases were partially offset by nearly $8 million of lower favorable product cost true-ups (less than $3 million in the twelve weeks ended September 6, 2013 compared to $11 million in the prior year comparable period), and a $1 million impact from the higher vacation ownership notes receivable reserve activity.

The 3.5 percentage point improvement in the development margin percentage reflected a 4 percentage point increase due to higher revenue reportability year-over-year and a 4 percentage point increase due to increased efficiency in marketing and sales spending. These increases were partially offset by a nearly 5 percentage point decrease from higher cost of vacation ownership products, which included a 7 percentage point decrease resulting from higher unfavorable product cost true-up activity in the prior year and a 2 percentage point increase from a favorable mix of lower cost real estate inventory being sold.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 6, 2013	September 7, 2012
Sale of vacation ownership products	$407	$359	$48	13%
Cost of vacation ownership products	(137)	(121)	(16)	(13%	)
Marketing and sales	(187)	(183)	4	(2%	)

Development margin	$83	$55	$28	51%

Development margin percentage	20.4%	15.3%	5.1 pts

The increase in revenues from the sale of vacation ownership products was due to $31 million of higher revenue reportability in the thirty-six weeks ended September 6, 2013 compared to the prior year comparable period, the $18 million increase in contract sales and $1 million of lower vacation ownership notes receivable reserve activity (due to lower estimated default and delinquency activity, net of higher contract sales volume and revenue reportability in the thirty-six weeks ended September 6, 2013). These increases were partially offset by $2 million of higher sales incentives issued in the current year period for plus points. Plus points will ultimately be recognized as rental revenues upon usage or expiration of the plus points rather than revenues from the sale of vacation ownership products. The $31 million of higher revenue reportability resulted from $2 million of higher revenue reportability in the thirty-six weeks ended September 6, 2013 compared to $29 million of lower revenue reportability in the prior year comparable period. Revenue reportability was higher in the current year period because certain sales made during, or prior to, the current period met the down payment requirement for revenue recognition purposes prior to the end of the period, offset partially by the fact that certain sales made during, or prior to, the current period remained in the statutory rescission period at the end of the period. In the prior year comparable period, revenue reportability was lower because certain sales made during, or prior to, the prior year period did not meet the down payment requirement for revenue recognition purposes by the end of the period and certain sales did not meet the rescission requirement for revenue recognition purposes by the end of the period.

The increase in development margin reflected an $18 million increase from higher contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost real estate inventory being sold and more efficient marketing and sales spending, $17 million from higher revenue reportability year-over-year, and $1 million of higher than expected redemption costs associated with Marriott Rewards Points issued prior to the Spin-Off in the prior year comparable period. These increases were partially offset by $8 million of higher favorable product cost true-ups in the prior year (more than $7 million in the thirty-six weeks ended September 6, 2013 compared to nearly $16 million in the prior year comparable period).

The favorable product cost true-ups recorded in the thirty-six weeks ended September 6, 2013 were the result of $4 million from changes in sequencing of inventory into the MVCD program due to the continued reacquisition of previously sold inventory and $3 million from lower construction costs.

The 5 percentage point improvement in the development margin percentage reflected a 3 percentage point increase due to higher revenue reportability year-over-year and a 2 percentage point increase due to increased efficiency in marketing and sales spending. The cost of vacation ownership products as a percentage of revenue from the sale of vacation ownership products was nearly unchanged from the prior year comparable period, and included a 3 percentage point decrease resulting from unfavorable product cost true-up activity year-over-year and a 3 percentage point increase from a favorable mix of lower cost real estate inventory being sold.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Management fee revenues	$14	$13	$1	4%
Other services revenues	39	38	1	3%

Resort management and other services revenues	53	51	2	3%
Resort management and other services expenses	(37)	(39)	2	8%

Resort management and other services margin	$16	$12	$4	43%

Resort management and other services margin percentage	30.0%	21.7%	8.3 pts

The increase in resort management and other services revenues was driven by nearly $1 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system and $1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program. Ancillary revenues were in line with the prior year comparable period, and included a nearly $2 million decline due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012 and a nearly $2 million increase in ancillary revenues from food and beverage and golf offerings at our resorts.

The improvement in the resort management and other services margin reflected $2 million of higher ancillary revenues net of expenses primarily due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, which experienced an operating loss in the prior year comparable period, $1 million of higher customer services margin resulting from lower operating expenses, and $1 million of additional annual club dues earned in connection with the MVCD program net of expenses.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Management fee revenues	$42	$40	$2	4%
Other services revenues	113	113	—	1%

Resort management and other services revenues	155	153	2	2%
Resort management and other services expenses	(111)	(120)	9	8%

Resort management and other services margin	$44	$33	$11	37%

Resort management and other services margin percentage	28.5%	21.1%	7.4 pts

The increase in resort management and other services revenues was driven by $4 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program and $2 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system. These increases were partially offset by $3 million of lower ancillary revenues, which reflected a $7 million decline due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012 partially offset by a $4 million increase in ancillary revenues from food and beverage and golf offerings at our resorts.

The improvement in the resort management and other services margin reflected $4 million of additional annual club dues earned in connection with the MVCD program net of expenses, nearly $4 million of higher ancillary revenues net of expenses primarily due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, which experienced an operating loss in the prior year comparable period, a $2 million increase in customer services margin resulting from lower operating expenses, and a nearly $2 million increase in management fees net of expenses.

Financing Revenues

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Interest income	$28	$31	$(3)	(10%	)
Other financing revenues	2	2	—	(5%	)

Financing revenues	$30	$33	$(3)	(9%	)

Financing propensity	45%	46%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Interest income	$87	$95	$(8)	(9%	)
Other financing revenues	4	5	(1)	(3%	)

Financing revenues	$91	$100	$(9)	(9%	)

Financing propensity	40%	41%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Rental revenues	$56	$47	$9	19%
Unsold maintenance fees — upscale	(11)	(12)	1	0%
Unsold maintenance fees — luxury	(3)	(2)	(1)	(2%	)

Unsold maintenance fees	(14)	(14)	—	(1%	)
Other expenses	(35)	(36)	1	1%

Rental margin	$7	$(3)	$10	NM

Rental margin percentage	11.7%	(5.4% )	17.1 pts

	Twelve Weeks Ended
	September 6, 2013	September 7, 2012	Change	% Change
Transient keys rented (1)	232,272	207,061	25,211	12%
Average transient key rate	$206.04	$183.11	$22.93	13%
Resort occupancy	93.5%	93.3%	0.2 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a 12 percent increase in transient keys rented (nearly $5 million), which were primarily sourced from a 7 percent increase in available keys (25,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options and lower utilization of plus points for stays at our resorts, as well as a nearly 13 percent increase in average transient rate ($5 million) driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by more than $1 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program).

The increase in rental margin reflected $7 million of higher rental revenues net of direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options, as well as $4 million from higher than expected redemption costs associated with Marriott Rewards Points issued prior to the Spin-Off in the prior year comparable period. These increases were partially offset by the more than $1 million decline in plus points revenue.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Rental revenues	$172	$147	$25	17%
Unsold maintenance fees — upscale	(33)	(30)	(3)	(14%	)
Unsold maintenance fees — luxury	(8)	(8)	—	9%

Unsold maintenance fees	(41)	(38)	(3)	(9%	)
Other expenses	(107)	(100)	(7)	(7%	)

Rental margin	$24	$9	$15	154%

Rental margin percentage	13.7%	6.3%	7.4 pts

	Thirty-Six Weeks Ended
	September 6, 2013	September 7, 2012	Change	% Change
Transient keys rented (1)	709,553	617,975	91,578	15%
Average transient key rate	$204.92	$187.55	$17.37	9%
Resort occupancy	91.3%	91.3%	0.0 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a 15 percent increase in transient keys rented ($17 million), which were primarily sourced from a 9 percent increase in available keys (98,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, additional inventory from a new phase completed at one of our projects in Hawaii after the end of the second quarter of 2012 and a lower utilization of plus points for stays at our resorts, as well as a 9 percent increase in average transient rate ($12 million) driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by a $5 million decrease in plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program) and corresponding issuance of plus points as incentives for enrollment in the MVCD program.

The increase in rental margin reflected $16 million of higher rental revenues net of direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees, as well as $4 million from higher than expected redemption costs associated with Marriott Rewards Points issued prior to the Spin-Off in the prior year comparable period. These increases were partially offset by the $5 million decline in plus points revenue. The increase in unsold maintenance fees reflected the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012, as well as increased expenses associated with our inventory repurchase program.

Europe

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	September 6, 2013	September 7, 2012
Revenues
Sale of vacation ownership products	$10	$7	$42	$17
Resort management and other services	8	8	21	20
Financing	1	1	3	3
Rental	8	8	16	15
Other	1	1	1	1
Cost reimbursements	6	6	19	18

Total revenues	34	31	102	74

Expenses
Cost of vacation ownership products	2	1	11	4
Marketing and sales	6	7	19	20
Resort management and other services	7	7	19	18
Rental	5	5	13	13
Other	1	1	1	1
Impairment	—	—	1	—
Cost reimbursements	6	6	19	18

Total expenses	27	27	83	74

Segment financial results	$7	$4	$19	$—

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Contract Sales
Vacation ownership	$9	$14	$(5)	(33%	)

Total contract sales	$9	$14	$(5)	(33%	)

The decline in contract sales reflected our strategy to sell through existing inventory.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Contract Sales
Vacation ownership	$20	$31	$(11)	(36%	)

Total contract sales	$20	$31	$(11)	(36%	)

The decline in contract sales reflected our strategy to sell through existing inventory and higher rescission activity due to the extended rescission periods in this segment during the second quarter of 2013.

Development Margin

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Sale of vacation ownership products	$10	$7	$3	21%
Cost of vacation ownership products	(2)	(1)	(1)	(87%	)
Marketing and sales	(6)	(7)	1	27%

Development margin	$2	$(1)	$3	NM

Development margin percentage	19.5%	(8.6%)	28.1 pts

The higher revenue from the sale of vacation ownership products reflected $8 million of higher revenue reportability, partially offset by a $5 million decline in contract sales. The $8 million of higher revenue reportability resulted from $2 million of higher revenue reportability in the twelve weeks ended September 6, 2013 compared to $6 million of lower revenue reportability in the prior year comparable period. Revenue reportability was higher in the current year quarter because the rescission period related to certain sales made in the current or prior periods expired before the end of the quarter. The lower reportability in the prior year quarter reflected the fact that certain sales made during or prior to that period either remained in the statutory rescission period at the end of the period or did not meet the down payment requirement for revenue recognition purposes by the end of the period. Revenue reportability can affect quarter-to-quarter earnings but historically has had no material impact on year-over-year earnings. However, given the impact of the extended rescission periods in this segment, we expect that revenue reportability will have a positive material impact on year-over-year comparability of our 2013 earnings.

The increase in development margin reflected $4 million from higher revenue reportability year-over-year (of which $3 million related to the impact of the extended rescission periods in this segment), partially offset by a $1 million favorable product cost true-up in the prior year period.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Sale of vacation ownership products	$42	$17	$25	140%
Cost of vacation ownership products	(11)	(4)	(7)	(157%	)
Marketing and sales	(19)	(20)	1	8%

Development margin	$12	$(7)	$19	NM

Development margin percentage	29.2%	NM	NM

The higher revenue from the sale of vacation ownership products reflected $35 million of higher revenue reportability and $1 million of lower vacation ownership notes receivable reserve activity, partially offset by an $11 million decline in contract sales. The $35 million of higher revenue reportability resulted from $25 million of higher revenue reportability in the thirty-six weeks ended September 6, 2013 compared to $10 million of lower revenue reportability in the prior year comparable period. Revenue reportability was higher in the current year quarter because the rescission period related to certain sales made in the current or prior periods expired before the end of the quarter, of which $20 million related to the impact of the extended rescission periods in this segment. The lower reportability in the prior year quarter reflected the fact that certain sales made during or prior to that period remained in the statutory rescission period at the end of the period. Revenue reportability can affect quarter-to-quarter earnings but historically has had no material impact on year-over-year earnings. However, given the impact of the extended rescission periods in this segment, we expect that revenue reportability will have a positive material impact on year-over-year comparability of our 2013 earnings.

The increase in development margin reflected $18 million from higher revenue reportability year-over-year (of which $17 million related to the impact of the extended rescission periods in this segment), a $2 million increase from lower contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost real estate inventory being sold, and a $1 million benefit from the lower estimated default and delinquency activity. These increases were partially offset by $2 million of severance charges related to the restructuring of sales locations in early 2013.

Asia Pacific

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	September 6, 2013	September 7, 2012
Revenues
Sale of vacation ownership products	$7	$14	$23	$40
Resort management and other services	1	1	3	3
Financing	1	1	3	3
Rental	1	2	5	5
Cost reimbursements	3	2	10	8

Total revenues	13	20	44	59

Expenses
Cost of vacation ownership products	1	3	4	9
Marketing and sales	5	10	14	28
Resort management and other services	1	1	2	2
Rental	3	3	8	7
Royalty fee	—	—	1	1
Cost reimbursements	3	2	10	8

Total expenses	13	19	39	55

Segment financial results	$—	$1	$5	$4

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

Contract Sales

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Contract Sales
Vacation ownership	$7	$15	$(8)	(49%	)

Total contract sales	$7	$15	$(8)	(49%	)

The decline in contract sales reflected the closure of off-site sales locations in 2012, partially offset by improvements at existing sales locations. These changes resulted in a 61 percent decrease in sales tours and a $697 increase in VPG.

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Contract Sales
Vacation ownership	$24	$43	$(19)	(44%	)

Total contract sales	$24	$43	$(19)	(44%	)

The decline in contract sales reflected the closure of off-site sales locations in 2012, partially offset by improvements at existing sales locations. These changes resulted in a 59 percent decrease in sales tours and an $842 increase in VPG.

Development Margin

Twelve Weeks Ended September 6, 2013

	Twelve Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Sale of vacation ownership products	$7	$14	$(7)	(47%	)
Cost of vacation ownership products	(1)	(3)	2	39%
Marketing and sales	(5)	(10)	5	51%

Development margin	$1	$1	$—	NM

Development margin percentage	10.8%	8.0%	2.8 pts

Although flat when compared to the prior year comparable period, development margin in the twelve weeks ended September 6, 2013 reflects lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).

Thirty-Six Weeks Ended September 6, 2013

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	Change	% Change
Sale of vacation ownership products	$23	$40	$(17)	(43%	)
Cost of vacation ownership products	(4)	(9)	5	52%
Marketing and sales	(14)	(28)	14	49%

Development margin	$5	$3	$2	47%

Development margin percentage	18.8%	7.3%	11.5 pts

The increase in development margin was due to the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) as a result of more efficient marketing and sales spending at our existing sales locations in the thirty-six weeks ended September 6, 2013.

Corporate and Other

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012	September 6, 2013	September 7, 2012
Cost of vacation ownership products	$2	$2	$5	$5
Financing	5	5	16	18
General and administrative	23	20	66	59
Organizational and separation related	4	2	7	8
Consumer financing interest	7	10	22	30
Interest	2	5	9	12
Royalty fee	11	11	34	34

Total Expenses	$54	$55	$159	$166

Corporate and Other consists of information not specifically attributable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, the fixed royalty fee payable under our License Agreements and interest expense.

Twelve Weeks Ended September 6, 2013

Total expenses decreased $1 million from the prior year comparable period. The decrease was the result of $3 million of lower consumer financing interest expense, and $3 million of lower interest expense, partially offset by $3 million of higher general and administrative expenses and $2 million of higher organizational and separation related expenses.

The $3 million decline in consumer financing interest expense was due to the lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of the lower interest rates applicable to our most recently completed securitization of vacation ownership notes receivable.

The $3 million of lower interest expense was primarily driven by a $1 million decline in expense associated with our liability for Marriott Rewards Points under the Marriott Rewards Affiliation Agreement between us and Marriott International and an increase of $1 million in capitalized interest costs.

The $3 million of higher general and administrative expense was due to $3 million of higher legal and audit related expenses and $2 million of higher personnel related costs. These increases were offset by $1 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting areas and $1 million of lower depreciation expense.

Thirty-Six Weeks Ended September 6, 2013

Total expenses decreased $7 million over the prior year comparable period. The decrease was the result of $8 million of lower consumer financing interest expense, $3 million of lower interest expense, $2 million of lower financing expenses due to lower foreclosure activity and lower expenses associated with our Revolving Corporate Credit Facility and $1 million of lower organizational and separation related expenses, partially offset by $7 million of higher general and administrative expenses.

The $8 million decline in consumer financing interest expense was due to the lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of the lower interest rates applicable to our most recently completed securitization of vacation ownership notes receivable.

The $3 million of lower interest expense was primarily driven by a $2 million decline in expense associated with our liability for Marriott Rewards Points under the Marriott Rewards Affiliation Agreement between us and Marriott International.

The $7 million of higher general and administrative expense was due to $6 million of higher legal and audit related expenses, $5 million of higher personnel related costs, and $2 million of higher standalone public company costs. These increases were offset by $3 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting areas, $2 million from lower depreciation expense and $1 million from the favorable resolution of an international tax (non-income tax) matter.

New Accounting Standards

See Footnote No. 1 to our Financial Statements, “Summary of Significant Accounting Policies,” for information related to our adoption of new accounting standards in the thirty-six weeks ended September 6, 2013.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($288 million at the end of the third quarter of 2013), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the third quarter of 2013, $747 million of the $751 million of total debt outstanding was non-recourse debt associated with securitized vacation ownership notes receivable. In addition, we have $40 million of mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021; however we may redeem the preferred stock after October 2016 at our option.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of the third quarter of 2013, we had $853 million of real estate inventory on hand, comprised of $390 million of finished goods, $193 million of work-in-process, and $270 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than or in line with cost of sales for the near term. We also expect to sell excess Ritz-Carlton branded inventory and dispose of undeveloped land over the next few years, and plan to sell most of our remaining Ritz-Carlton branded inventory through the MVCD program, in order to generate incremental cash and reduce related carrying costs.

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

During the thirty-six weeks ended September 6, 2013 we had a net increase in cash and cash equivalents of $185 million compared to a $102 million net increase in cash and cash equivalents during the thirty-six weeks ended September 7, 2012. The following table summarizes these changes:

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012
Cash provided by (used in):
Operating activities	$123	$158
Investing activities	(4)	1
Financing activities	66	(56)
Effect of changes in exchange rates on cash and cash equivalents	—	(1)

Net change in cash and cash equivalents	$185	$102

Cash from Operating Activities

In the thirty-six weeks ended September 6, 2013, we generated $123 million of cash flows from operating activities, compared to $158 million in the thirty-six weeks ended September 7, 2012. Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding vacation ownership notes receivable, and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts or turnkey purchases of new inventory as well as funding our working capital needs.

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

During the thirty-six weeks ended September 6, 2013, cash from operating activities was impacted by the timing of unsold maintenance fee payments to property owners’ associations as compared to the prior year comparable period, higher bonus payments associated with 2012 financial performance and payment of previously accrued legal settlements.

We recorded $8 million of residential contract sales in the thirty-six weeks ended September 6, 2013, as we continue to execute our strategy to dispose of excess inventory. In addition to these residences, we recently received final registration for ten units at The Ritz-Carlton Club and Residences, San Francisco, which we bought back as part of a legal settlement at the end of 2012. We expect to dispose of these units over the next six to nine months, beginning in the fourth quarter of 2013, which should generate approximately $17 million of net cash proceeds.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real estate inventory spending less than cost of sales

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012
Real estate inventory spending	$(114)	$(69)
Real estate inventory costs	147	130

Real estate inventory spending less than cost of sales	$33	$61

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense in our Statements of Operations related to sale of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the MVCD program, our spending for real estate inventory remained below the amount of real estate inventory costs in each of the thirty-six week periods ended September 6, 2013 and September 7, 2012. We expect our real estate inventory spending to remain in line with or below real estate inventory costs in the near term.

Through our vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products for the next several years.

Notes receivable collections in excess of new mortgages

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012
Vacation ownership notes receivable collections — non-securitized	$82	$72
Vacation ownership notes receivable collections — securitized	135	145
New vacation ownership notes receivable	(166)	(164)

Vacation ownership notes receivable collections in excess of new mortgages	$51	$53

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable for all periods reported. Total collections and new vacation ownership notes receivable originated in the thirty-six weeks ended September 6, 2013 remained in line with the prior year comparable period. Financing propensity was 42 percent for both the thirty-six weeks ended September 6, 2013 and September 7, 2012. During the thirty-six weeks ended September 6, 2013, and as of September 6, 2013, no pools were out of compliance with performance triggers.

Cash from Investing Activities

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012
Capital expenditures for property and equipment	$(11)	$(11)
Decrease in restricted cash	4	9
Dispositions	3	3

Net cash (used in) provided by investing activities	$(4)	$1

Capital expenditures for property and equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and for ancillary offerings, such as food and beverage offerings at locations where these are provided.

In the thirty-six weeks ended September 6, 2013, capital expenditures for property and equipment of $11 million included $7 million of spending to support normal business operations (such as sales locations and ancillary assets) and $4 million for technology spending.

In the thirty-six weeks ended September 7, 2012, capital expenditures for property and equipment of $11 million included $8 million of spending to support normal business operations (such as sales locations and ancillary assets) and $3 million for technology spending.

Decrease in Restricted Cash

Restricted cash primarily consists of cash held in reserve accounts related to vacation ownership notes receivable securitizations, cash collected for maintenance fees to be remitted to property owners’ associations, and deposits received, primarily associated with vacation ownership products that are held in escrow until the associated contract has closed or the period in which it can be rescinded has expired, depending on legal requirements. The decrease in restricted cash in the thirty-six weeks ended September 6, 2013 reflects payments to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2012, offset partially by an increase in cash received related to securitized vacation ownership notes receivable that was distributed to investors after the end of the quarter. We expect the fluctuation in restricted cash for maintenance fee activity to be relatively stable, with cash inflows occurring in the fourth quarter upon receipt of maintenance fees and cash out flows occurring in the first quarter upon remittance to property owners’ associations.

Dispositions

Dispositions in the thirty-six weeks ended September 6, 2013 related to the sale of a multi-family parcel and several lots in St. Thomas, USVI.

Cash from Financing Activities

	Thirty-Six Weeks Ended
($ in millions)	September 6, 2013	September 7, 2012
Borrowings from securitization transactions
Bonds payable on securitized vacation ownership notes receivable	$250	$238
Borrowings on Warehouse Credit Facility	111	—

Subtotal	361	238
Repayment of debt related to securitization transactions
Bonds payable on securitized vacation ownership notes receivable	(177)	(177)
Warehouse Credit Facility	(111)	(118)

Subtotal	(288)	(295)

Borrowings on Revolving Corporate Credit Facility	25	15
Repayment of Revolving Corporate Credit Facility	(25)	(15)
Debt issuance costs	(5)	—
Proceeds from stock option exercises	2	4
Payment of withholding taxes on vesting of restricted stock units	(4)	(3)

Net cash provided by (used in) financing activities	$66	$(56)

Renewal of Warehouse Credit Facility

In the third quarter of 2013, we entered into an amendment (the “Amendment”) to certain of the agreements associated with the Warehouse Credit Facility. As a result of the Amendment, the revolving period was extended to September 5, 2015, and borrowings under the Warehouse Credit Facility bear interest at a rate based on the one-month LIBOR and bank conduit commercial paper rates plus 1.2 percent per annum and are generally limited at any point to the sum of the products of the applicable advance rates and the eligible vacation ownership notes receivable at such time. The Amendment also expands the eligibility for certain collateral by permitting some vacation ownership notes receivable from domestic borrowers with low or no credit scores to be securitized through the Warehouse Credit Facility. Other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the amendment and restatement. In addition to the amendments described above, the Amendment also includes certain modifications intended to comply with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act and A Global Regulatory Framework for More Resilient Banks and Banking Systems developed by the Basel Committee on Banking Supervision, initially published in December 2010 and generally referred to as “Basel III.”

At September 6, 2013, no amounts were outstanding under the Warehouse Credit Facility and $17 million of gross vacation ownership notes receivable were eligible for securitization.

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

Repayments on the non-recourse debt associated with our securitized vacation ownership notes receivable totaled $288 million (including $51 million for voluntary retirement clean-up calls) and $295 million (including $30 million for voluntary clean-up calls) in each of the thirty-six weeks ended September 6, 2013 and September 7, 2012, respectively.

During the third quarter of 2013, we completed the securitization of a pool of $263 million of vacation ownership notes receivable. In connection with the securitization, investors purchased $250 million in vacation ownership loan backed notes (the “Notes”) from the MVW Owner Trust 2013-1 (the “2013-1 Trust”) in a private placement. The 2013-1 Trust issued two classes of Notes: $224 million of Class A Notes and $26 million of Class B Notes. The Class A Notes have an interest rate of 2.15 percent and the Class B Notes have an interest rate of 2.74 percent, for an overall weighted average interest rate of 2.21 percent.

We have accounted for the securitization as a secured borrowing and therefore did not recognize a gain or loss in the third quarter of 2013 as a result of this transaction. The results of operations of the 2013-1 Trust are consolidated within our results of operations as the 2013-1 Trust is a variable interest entity for which we are the primary beneficiary.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 28, 2012, other than those resulting from changes in the amount of debt outstanding. As of the end of the third quarter of 2013, debt increased by $73 million to $751 million compared to $678 million at year-end 2012, all of which related to an increase in non-recourse debt associated with securitized vacation ownership notes receivable. At the end of the third quarter of 2013, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $842 million and are due as follows: $45 million in 2013; $140 million in 2014; $137 million in 2015; $126 million in 2016; $94 million in 2017; and $300 million thereafter.

We provided guarantees to certain lenders in connection with the provision of third-party financing for our vacation ownership product sales, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of the guarantees require us to fund if the purchaser fails to pay under the terms of the note payable. We are then entitled to repossess the property securing the debt and retain the proceeds from its resale. Our commitments under these guarantees diminish as principal payments are made by the purchaser to the third-party lender. Our current exposure under such guarantees as of the end of the third quarter of 2013 in the Asia Pacific and North America segments was $13 million and $3 million, respectively, and the underlying debt to third-party lenders will mature between 2013 and 2022.

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

Share Repurchase Program

On October 8, 2013, our Board of Directors authorized a share repurchase program under which we may purchase up to 3,500,000 shares of our common stock prior to March 28, 2015. The specific timing, amount and other terms of the repurchases will be dependent on market conditions, corporate and regulatory requirements and other factors. In connection with the repurchase program, we may adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Securities and Exchange Act of 1934.

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

Our exposure to market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the year ended December 28, 2012.

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

In the third quarter of 2013, we ceased using services from Marriott International and Marriott International’s data center to host certain financial systems, consisting of applications and supporting databases. These financial systems are now hosted on new servers by a third party and we implemented new internal controls over the retention of data from these financial systems and the new servers.

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

At our Annual Meeting of Shareholders held on June 7, 2013 (the “Annual Meeting”), our shareholders voted, on a nonbinding advisory basis, on the frequency of future shareholder votes on the compensation of our named executive officers. As previously reported in the Current Report on Form 8-K we filed with the United States Securities and Exchange Commission on June 13, 2013, 23,053,999 shares were voted in favor of an annual vote, 82,172 shares were voted in favor of a biennial vote, and 3,186,266 shares were voted in favor of a triennial vote, and there were 41,498 abstentions and 5,168,325 broker non-votes. In light of these voting results, and as recommended by the Compensation Policy Committee, our Board of Directors has determined to hold an advisory vote on executive compensation on an annual basis. The Board of Directors may, in its discretion, determine to change the frequency with which we will hold this vote.

Item 6.	Exhibits

Exhibits filed or furnished as a part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits on page E-1, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

October 10, 2013	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 22, 2011.

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on November 22, 2011.

10.1	Omnibus Amendment No. 2, dated September 6, 2013, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other parties named therein to, among other agreements, the Second Amended and Restated Indenture and Servicing Agreement and the Amended and Restated Sale Agreement (which are filed as Exhibit 10.25 and Exhibit 10.26, respectively, to our Annual Report on Form 10-K filed on February 22, 2013) incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 9, 2013.

10.2

Second Amendment, dated October 4, 2013, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Agreement (which is filed as Exhibit 10.29 to our Annual Report on Form 10-K filed on February 22, 2013).

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

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 6, 2013 and September 7, 2012, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve and thirty-six weeks ended September 6, 2013 and September 7, 2012, respectively; (iii) the Interim Consolidated Balance Sheets at September 6, 2013 and December 28, 2012; and (iv) the Interim Consolidated Statements of Cash Flows for the thirty-six weeks ended September 6, 2013 and September 7, 2012, respectively. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

E-1