Form 10-K
period 2014-01-03
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2014-02-27
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-35219

MARRIOTT VACATIONS WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-2598330
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6649 Westwood Blvd., Orlando, FL	32821
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (407) 206-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value (34,767,931 shares outstanding as of February 21, 2014)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates at June 14, 2013, was $1,339,350,435.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Throughout this Annual Report on Form 10-K (this “Annual Report”), we refer to Marriott Vacations Worldwide Corporation, together with its subsidiaries, as “Marriott Vacations Worldwide,” “we,” “us,” or “the Company.” Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below, rather than the corresponding calendar year. All fiscal years included 52 weeks, except for 2013, which included 53 weeks.

Fiscal Year	Fiscal Year-End Date
2013	January 3, 2014
2012	December 28, 2012
2011	December 30, 2011
2010	December 31, 2010
2009	January 1, 2010

In addition, in order to make this Annual Report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” References throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements section of this Annual Report.

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

Overview

We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton Hotel Company”), a subsidiary of Marriott International, generally provides on-site management for Ritz-Carlton branded properties. We are one of the world’s largest companies whose business is focused almost entirely on vacation ownership, based on number of owners, number of resorts and revenues.

We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory. As of January 3, 2014, we operated 62 properties in the United States and nine other countries and territories and had approximately 420,000 owners of our vacation ownership and residential products.

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

After the initial purchase, most vacation ownership programs require the owner of the vacation ownership interest to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership resorts, including management fees and expenses, taxes, insurance, and other related costs, and of providing program services (such as reservation services). This fee typically includes a property management fee payable to the vacation ownership company or an affiliated entity for providing management services as well as an assessment for funds to be deposited into a capital asset reserve fund and used to renovate, refurbish and replace furnishings, common areas and other assets (such as parking lots or roofs) as needed over time. Owners typically reserve their usage of vacation accommodations in advance through a reservation system (often provided by the management company or an affiliated entity), unless a vacation ownership interest specifies fixed usage dates and a particular unit every year.

The vacation ownership industry has grown through expansion of established vacation ownership developers as well as the entrance into this market of well-known lodging and entertainment companies, including Marriott International, Wyndham Worldwide Corporation, Starwood Hotels & Resorts Worldwide, Inc., Hilton Hotels Corporation, Hyatt Hotels Corporation and The Walt Disney Company, which have developed larger resorts as the vacation ownership resort industry has matured. The industry’s growth can also be attributed to increased market acceptance of vacation ownership resorts, stronger consumer protection laws and the evolution of vacation ownership interests from a fixed- or floating-week product, which provides the right to use the same property every year, to membership in multi-resort vacation networks, which offer a more flexible vacation experience. These vacation networks often issue their members an annual allotment of points that the member can redeem in exchange for stays at the vacation ownership resorts included in the network or for other vacation options available through the program.

To enhance the appeal of their products, vacation ownership developers with multiple resorts and/or hotel affiliations typically establish systems that enable owners to use resorts across their resort portfolio and/or their affiliated hotel networks. In addition to these resort systems, developers of all sizes typically also affiliate with vacation ownership exchange companies in order to give customers the ability to exchange their rights to use the developer’s resorts into a broader network of resorts. The two leading exchange service providers are Interval International, with which we are associated, and Resort Condominium International. Interval International’s and Resort Condominium International’s networks include over 2,800 and over 4,000 affiliated resorts, respectively, as identified on each company’s website.

According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2012, the U.S. vacation ownership community was comprised of over 1,550 resorts, representing over 189,000 units and an estimated 8.3 million vacation ownership week equivalents. According to ARDA, sales were $6.9 billion in 2012. We believe there is considerable potential for further growth in the vacation ownership industry.

Our History

During 2014, we are celebrating our 30-year anniversary of providing vacation memories and experiences to millions of families. Since 1984, when Marriott International’s predecessor, Marriott Corporation, became the first major lodging company to enter the vacation ownership industry with its acquisition of American Resorts, a small vacation ownership company, we have been recognized as a leader and innovator in the vacation ownership industry. Marriott International leveraged its well-known “Marriott” brand to sell vacation ownership intervals, which were frequently located at resorts developed adjacent to Marriott International hotels. Over time, the company differentiated its offerings through its high-quality resorts that were purpose-built for vacation ownership, exchange opportunities available under its Marriott Rewards customer loyalty program that increased the flexibility of use of ownership, its dedication to excellent customer service and its commitment to ethical business practices. These qualities encouraged repeat business and word-of-mouth customer referrals.

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

On November 21, 2011, Marriott International completed the spin-off of its vacation ownership division (the “Spin-Off”). In the Spin-Off, Marriott International’s vacation ownership operations and related residential business were separated from Marriott International through a special tax-free dividend to Marriott International’s shareholders of all of the issued and outstanding common stock of our company. As a result of the Spin-Off, we are an independent company, and our common stock is listed on the New York Stock Exchange under the symbol “VAC.” Marriott Vacations Worldwide Corporation was incorporated in Delaware in June 2011. Our corporate headquarters is located in Orlando, Florida.

In order to provide for an orderly transition to our status as an independent, publicly owned company and to govern the ongoing relationship between us and Marriott International, we and Marriott International entered into several material agreements pertaining to the provision by each company to the other of certain services, and the rights and obligations of each company, following the Spin-Off. These agreements also provide for each company to indemnify the other against certain liabilities arising from our respective businesses. Following the Spin-Off, we and Marriott International have operated independently, and neither company has any ownership interest in the other.

The Separation and Distribution Agreement among our company, certain of our subsidiaries and Marriott International (the “Separation and Distribution Agreement”) governs the principal actions taken in connection with the Spin-Off and sets forth other agreements that govern certain aspects of our continued relationship with Marriott International following the Spin-Off.

We entered into a License, Services, and Development Agreement with Marriott International and its subsidiary Marriott Worldwide Corporation (the “Marriott License Agreement”) and a License, Services, and Development Agreement with Ritz-Carlton Hotel Company (the “Ritz-Carlton License Agreement” and, together with the Marriott License Agreement, the “License Agreements”). Under the License Agreements, we are granted the exclusive right, for the terms of the License Agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business. We also entered into a Non-Competition Agreement with Marriott International (the “Non-Competition Agreement”), which generally prohibits Marriott International and its subsidiaries from engaging in the vacation ownership business and prohibits us and our subsidiaries from engaging in the hotel business until the earlier of November 21, 2021 or the termination of the Marriott License Agreement.

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

We entered into a Tax Sharing and Indemnification Agreement with Marriott International (the “Tax Sharing and Indemnification Agreement”). This agreement describes the methodology for allocating between Marriott International and ourselves responsibility for federal, state, local and foreign income and other taxes relating to taxable periods before and after the Spin-Off. It also provides that if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed on Marriott International or that it incurs as a result of such failure will be allocated between Marriott International and us, and describes the conditions under which each company will indemnify and hold harmless the other from and against the taxes so allocated.

The Employee Benefits and Other Employment Matters Allocation Agreement that we entered into with Marriott International sets forth our agreement with Marriott International on the allocation of employees and obligations and responsibilities for compensation, benefits and labor matters, including, among other things, the treatment of outstanding awards under the Marriott International, Inc. Stock and Cash Incentive Plan (the “Marriott International Stock Plan”), deferred compensation obligations, retirement plans and medical and other welfare benefit plans.

We also entered into a number of transition services agreements with Marriott International. Under these agreements, Marriott International or certain of its subsidiaries provided us with certain services for a limited time following the Spin-Off. As of the end of 2013 we have ceased using most of these services.

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

The Ritz-Carlton Destination Club is a luxury tier vacation ownership brand. The Ritz-Carlton Destination Club provides luxurious vacation experiences commensurate with the legacy of the Ritz-Carlton brand. The Ritz-Carlton Destination Club resorts typically feature two, three and four bedroom units that generally include marble foyers, walk-in closets, custom kitchen cabinetry and luxury resort amenities such as large feature pools and access to full service restaurants and bars. The on-site services, which usually include daily maid service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, are delivered by Ritz-Carlton Hotel Company.

The Ritz-Carlton Residences is a luxury tier whole ownership residence brand. The Ritz-Carlton Residences includes whole ownership luxury residential condominiums and home sites for luxury home construction co-located with The Ritz-Carlton Destination Club resorts. Owners can typically purchase condominiums that vary in size from one-bedroom apartments to spacious penthouses. Owners of The Ritz-Carlton Residences can avail themselves of the services and facilities that are associated with the co-located The Ritz-Carlton Destination Club resort on an a la carte basis. On-site services are delivered by Ritz-Carlton Hotel Company.

Our Products

Our Points-Based Vacation Ownership Products

We offer the majority of our products through two points-based ownership programs: Marriott Vacation Club DestinationsTM (“MVCD”) and Marriott Vacation Club, Asia Pacific. While the individual characteristics of each of our points-based programs differ slightly, in each program, owners receive an annual allotment of points representing the owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexible check-in days. The MVCD and the Marriott Vacation Club, Asia Pacific programs allow owners to bank and borrow their annual point allotments, as well as access other Marriott Vacation Club locations, through internal exchange programs that we and Interval International operate, access Interval International’s over 2,800 affiliated resorts, or trade their vacation ownership usage rights for Marriott Rewards Points. Owners can use Marriott Rewards Points to access the vast majority of Marriott International’s system of over 3,700 participating hotels or redeem their Marriott Rewards Points for airline miles or other merchandise offered through the Marriott Rewards customer loyalty program. In addition to traditional resort stays, the MVCD program enables our owners to utilize their points for the wide variety of innovative vacation experiences that comprise our Explorer Collection, which include cruises, guided tours, safaris and other unique vacation alternatives. Members of our points-based programs pay annual fees in exchange for the ability to participate in the program. MVCD owners hold an interest in real estate, owned in perpetuity. Our Marriott Vacation Club, Asia Pacific program offers usage for a term of approximately 50 years from the program’s 2006 launch date.

In 2012, we ceased offering The Ritz-Carlton Destination Club points-based vacation ownership product. Inventory from one of The Ritz-Carlton Destination Club branded resorts has been added to the MVCD program, and we intend to place additional luxury branded inventory into the MVCD program.

Our Weeks-Based Vacation Ownership Products

We continue to sell Marriott Vacation Club branded weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in the MVCD trust. We have historically offered multi-week vacation ownership interests in specific Grand Residences by Marriott and The Ritz-Carlton Destination Club resorts to address demand from some owners for site specific vacation ownership, but expect future demand for these products to be minimal. Our Marriott Vacation Club, Grand Residences by Marriott and The Ritz-Carlton Destination Club weeks-based vacation ownership products in the United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell vacation ownership interests as a right-to-use product subject to a finite term under the Marriott Vacation Club brand in Europe and Asia Pacific and under the Grand Residences by Marriott brand in Europe.

As part of the launch of the MVCD program in mid-2010, we offered our existing Marriott Vacation Club owners who held weeks-based products in the United States and Caribbean the opportunity to participate in the MVCD program on a voluntary basis. In mid-2012, we began offering owners who held weeks-based products in Europe the opportunity to participate in the MVCD program. All existing owners, whether or not they elected to participate in the MVCD program, retained their existing rights and privileges of vacation ownership. Owners who elected to participate in the program received the ability to trade their weeks-based intervals usage for vacation club points usage each year, subject to payment of an initial enrollment fee and annual fees. As of the end of 2013, almost 134,000 weeks-based owners have enrolled over 233,000 weeks in the MVCD program since its launch and, of these owners who have enrolled weeks with one of our sales executives, approximately 45 percent have also purchased MVCD points.

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

Resort Management and Other Services

We generate revenue from fees we earn for managing each of our resorts. See “—Property Management Activities” below for additional information on the terms of our management agreements. In addition, we earn revenue for providing ancillary offerings, including food and beverage, retail, and golf and spa offerings at our various resorts. We also receive annual club dues and certain transaction-based fees from owners and other third parties, including our guests, for services provided.

Financing

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

Marketing and Sales Activities

We sell our upscale tier vacation ownership products under the Marriott Vacation Club brand primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. The Marriott Vacation Club products are currently marketed for sale throughout the United States and in over 30 countries around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2013, approximately 83 percent of our sales originated at one of our sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando, our network of third-party brokers in Latin America and Europe, and our city-based sales centers, such as our sales centers in Dubai and Singapore. We have over 50 global sales locations focused on the sale of Marriott Vacation Club products. We utilize a number of marketing channels to attract qualified customers to our sales locations for our Marriott Vacation Club vacation ownership products.

We solicit our owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service center located in Salt Lake City, Utah. In 2013, approximately 60 percent of our sales of vacation ownership products were to our owners. However, we are focused on growing our tour flow cost effectively as we pivot to more first-time buyer tours and work towards achieving our long term goal of selling to an equal mix of new buyers and existing buyers. This strategy includes an emphasis on new sales channels concentrated on first-time buyers.

We offer customers who are referred to us by our owners discounted stays at our resorts and conduct scheduled sales tours while they are on-site. Where allowed by regulation, we offer Marriott Rewards Points to our owners when their referral candidates tour with us or buy vacation ownership interests from us.

We also market to existing Marriott Rewards customer loyalty program members and travelers who are staying in locations where we have resorts. We market extensively to guests in Marriott International hotels that are located near one of our sales locations. In addition, we operate other local marketing venues in various high-traffic areas. A significant part of our direct marketing activities are focused on prospects in the Marriott Rewards customer loyalty program database and our in-house database of qualified prospects. Guests who do not buy a vacation ownership interest during their initial tour are offered a special package for another stay at our resorts within a year. These return guests are typically twice as likely to purchase as a first-time visitor.

Our Marriott Vacation Club sales tours are designed to provide our guests with an overview of our company and our products, as well as a customized presentation to explain how our products and services can meet their vacationing needs. Our sales force is highly trained in a consultative sales approach designed to ensure that we meet customers’ needs on an individual basis. We hire our Marriott Vacation Club sales executives based on stringent selection criteria. After they are hired, they spend a minimum of four weeks in product and sales training before interacting with any customers. We manage our sales executives’ consistency of presentation and professionalism using a variety of sales tools and technology and through a post-presentation survey of our guests that measures many aspects of each guest’s interaction with us.

We believe consumers place a great deal of trust in the Marriott and Ritz-Carlton brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a prominent presence on the www.marriott.com and www.ritzcarlton.com websites. Our proprietary sites, which include www.marriottvacationsworldwide.com, www.marriottvacationclub.com and www.ritzcarltonclub.com, had over 5.8 million visits in 2013.

Inventory and Development Activities

We secure inventory by building additional phases at our existing resorts, repurchasing inventory in the secondary market or developing or acquiring resorts in strategic markets.

We intend to selectively pursue growth opportunities in North America and Asia by targeting high-quality inventory sources that allow us to add desirable new locations to our system, as well as new sales locations, through transactions that limit our capital investment. These “asset light” deals may consist of the development of turn-key resorts financed by third-party partners, the purchase of constructed inventory just prior to sale, or the entry into fee-for-service arrangements. We proactively buy back previously sold vacation ownership interests under our repurchase program at lower costs than would be required to develop new inventory. We also intend to further control inventory spending by placing additional Ritz-Carlton branded inventory that we own into the MVCD program.

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

Co-located resorts require cooperation and coordination among all parties and are subject to cost sharing and integration agreements among us, the applicable property owners’ association and managers and owners of the co-located hotel. Our License Agreements with Marriott International and Ritz-Carlton allow for the development of co-located properties in the future, and we intend to opportunistically pursue co-located projects with them.

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

Owners generally can offer their vacation ownership interests for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. However, owners who purchase vacation ownership interests on the secondary market typically do not receive all of the benefits that owners who purchase products directly from us receive. When an owner purchases a vacation ownership interest directly from us, the owner receives certain entitlements that are tied to the underlying vacation ownership interest, such as the right to reserve a resort unit that underlies their vacation ownership interest in order to occupy that unit or exchange its use for use of a unit at another resort through an outside exchange company, as well as benefits that are incidental to the purchase of the vacation ownership interest. While a purchaser on the secondary market will receive all of the entitlements that are tied to the underlying vacation ownership interest, the purchaser is not entitled to receive certain incidental benefits. For example, owners who purchase our products on the secondary market are not entitled to trade their usage rights for Marriott Rewards Points. Owners of our points-based products who do not purchase from us have restricted access to our internal exchange program and are not entitled to trade their usage rights for Marriott Rewards Points. Therefore, those owners are only entitled to use the inventory that underlies the vacation ownership interests they purchased. Additionally, most of our vacation ownership interests provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal when it is advantageous for us to do so, whether due to pricing, desire for the particular inventory, or other factors. All owners, whether they purchase directly from us or on the secondary market, are responsible for the annual maintenance fees, property taxes and any assessments that are levied by the relevant property owners’ association, as well as any exchange company membership dues or service fees.

We own certain parcels of undeveloped and partially developed land that we originally acquired for vacation ownership development, as well as built luxury inventory, including unfinished units. However, as we target new destinations for our points program and pursue future “asset light” development opportunities, we have implemented a plan to dispose of certain undeveloped and partially developed land and excess built luxury inventory.

Property Management Activities

We enter into a management agreement with the property owners’ association at each of our resorts or, in the case of resorts held by a trust, with the associated trust. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of total cost to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs, at the locations where we employ the associates providing on-site services.

The terms of our management agreements generally range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term. In our nearly 30-year history, our management agreements for most of our resorts have been regularly renewed. When our management agreement for a Marriott Vacation Club branded resort expires or is terminated, the resort loses the ability to use the Marriott name and trademarks. The owners at such resorts also lose their ability to trade their vacation ownership usage rights for Marriott Rewards Points and to access other Marriott Vacation Club resorts through our internal exchange system.

Ritz-Carlton Hotel Company manages the on-site operations for substantially all The Ritz-Carlton Destination Club and The Ritz-Carlton Residences properties under separate management agreements with us or the relevant property owners’ association or trust for each property. We provide property owners’ association governance and vacation ownership program management services for The Ritz-Carlton Destination Club and The Ritz-Carlton Residences properties, including preparing association budgets, facilitating association meetings, billing and collecting maintenance fees, and supporting reservations, vacation experience planning and other off-site member services. We and Ritz-Carlton Hotel Company split the management fees equally for these resorts. If a management agreement for a resort expires or is terminated, the resort loses the ability to use the Ritz-Carlton name and trademarks. The owners at such resorts also lose their ability to access other usage benefits, such as access to accommodations at other The Ritz-Carlton Destination Club resorts, preferential access to Ritz-Carlton hotels worldwide and access to our internal exchange and vacation travel options.

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

Consumer Financing

We offer purchase money financing for qualified purchasers of our vacation ownership products. By offering or eliminating financing incentives and modifying underwriting standards, we have been able to increase or decrease our financing activities depending on market conditions. We are not providing financing to residential buyers.

In our North America segment in 2013, approximately 40 percent of Marriott Vacation Club customers financed their purchase with us. The average loan for our Marriott Vacation Club products totaled approximately $23,000, which represented 88 percent of the average purchase price. Our policy is to require a minimum down payment of 10 percent of the purchase price for qualified applicants, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for loans for our Marriott Vacation Club products made in 2013 was 12.02 percent and the average term was 9.6 years. Interest rates are fixed, and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for a Marriott Vacation Club owner who received a loan in 2013 was $439. Since 2008, approximately 17 percent of borrowers have prepaid their loan within the first six months. Generally, loans for The Ritz-Carlton Destination Club products have a significantly higher balance, a longer term and a lower interest rate than loans for our Marriott Vacation Club products.

In 2013, approximately 85 percent of our loans were used to finance U.S.-based products. In our North American business, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before extending a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2013, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 729; 67 percent had a credit score of over 700, 88 percent had a credit score of over 650 and over 97 percent had a credit score of over 600.

We use other information to determine minimum down payments and interest rates applicable to loans made to purchasers that do not have a credit score or who do not reside within the United States, such as regional historical default rates and currency fluctuation risk.

In the event of a default, we generally have the right to foreclose on or revoke the defaulting owner’s vacation ownership interest. We typically resell interests that we reacquire through foreclosure.

We securitize the majority of the consumer loans we originate in support of our North American business. Historically, we have sold these loans to institutional investors in the asset-backed securities (“ABS”) market on a non-recourse basis, completing transactions once or twice each year. In 2013, we completed a transaction securitizing $263 million of vacation ownership notes receivable at a weighted average interest rate of 2.21 percent and an advance rate of 95 percent. This transaction generated approximately $250 million of gross cash proceeds. Net cash proceeds after transaction costs, cash reserves and repayment of amounts outstanding under our non-recourse warehouse credit facility (the “Warehouse Credit Facility”) were $148 million. On an ongoing basis, we have the ability to use the Warehouse Credit Facility to securitize eligible consumer loans. Those loans may later be transferred to term securitizations transactions in the ABS market, which we intend to complete at least once a year. Excluding amounts securitized through the Warehouse Credit Facility, since the early 1990s, we have securitized over $5.1 billion of loans. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.

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

Premier global brands

We believe that our exclusive licenses of the Marriott and Ritz-Carlton brands for use in the vacation ownership business provide us with a meaningful competitive advantage. Marriott International is a leading lodging company with more than 3,800 properties in 72 countries and territories, including Marriott and Ritz-Carlton branded properties. Consumer confidence in these renowned brands helps us attract and retain guests and owners. In addition, we provide our customers with access to the award-winning Marriott Rewards customer loyalty program. We also utilize the Marriott and Ritz-Carlton websites, www.marriott.com and www.ritzcarlton.com, as relatively low-cost marketing tools to introduce Marriott and Ritz-Carlton guests to our products and rent available inventory.

Loyal, highly satisfied customers

We have a large, highly satisfied customer base. In 2013, based on nearly 224,000 survey responses, nearly 90 percent of respondents indicated that they were highly satisfied with our products, sales and owner services and their on-site experiences (by selecting 8, 9 or 10 on a 10-point scale). Owner satisfaction is also demonstrated by the fact that our average resort occupancy was 90 percent in 2013, significantly higher than the overall vacation ownership industry average of nearly 77 percent in 2012, the most recent year for which data has been reported by ARDA. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn generates higher revenues.

Long-standing track record, experienced management and engaged associates

We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. Our seasoned management team is led by Stephen P. Weisz, our President and Chief Executive Officer. Mr. Weisz has served as President of our company since 1996 and has over 40 years of combined experience at Marriott International and Marriott Vacations Worldwide. William J. Shaw, the Chairman of our Board of Directors, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and has nearly 37 years of experience at Marriott International. Our nine executive officers have an average of over 24 years of total combined experience at Marriott Vacations Worldwide and Marriott International, with nearly half of those years spent leading our business. We believe our management team’s extensive public company and vacation ownership industry experience enables us to respond quickly and effectively to changing market conditions and consumer trends. Management’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones.

We believe that our associates provide superior customer service, which enhances our competitive position. We leverage outstanding associate engagement and strong corporate culture to deliver positive customer experiences in sales, marketing and resort operations. We survey our associates regularly through an external survey provider to understand their satisfaction and engagement, defined as how passionate employees are about the company’s mission and their willingness to “go the extra mile” to see it succeed. We routinely rank highly compared to other companies participating in such surveys. In 2013, 83 percent of our associates indicated that they were “engaged,” which is three points above Aon Hewitt’s “Global Best Employer” benchmark of 80 percent. This external benchmark is based on research conducted by Aon Hewitt of more than 500 organizations that are considered to be “Best Employers.”

Our Business Strategy

Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. To achieve this goal, we are pursuing the following initiatives:

Drive profitable sales growth

We intend to continue to generate growth in vacation ownership sales by leveraging our globally recognized brand names and focusing on our approximately 420,000 owners around the world. In 2013, approximately 60 percent of our sales of vacation ownership products were to our owners. However, we are focused on growing our tour flow cost effectively as we pivot to more first-time buyer tours and work towards achieving our long term goal of selling to an equal mix of new buyers and existing buyers. This strategy includes an emphasis on new sales channels concentrated on first-time buyers. We also continue to drive improved development margin through more efficient marketing and sales spending and managing inventory costs and development activities.

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

We expect our modest level of debt and limited near-term capital needs will enable us to maintain a level of liquidity that ensures financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning capital to shareholders. We intend to meet our liquidity needs through operating cash flow, the disposition of excess undeveloped and partially developed land and excess built luxury inventory, our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”), our Warehouse Credit Facility and continued access to the ABS term financing market.

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

Opportunistically dispose of excess assets and selectively pursue “asset light” deal structures

We intend to dispose of certain excess assets over the next few years and redeploy the capital from these sales. The majority of these dispositions consist of undeveloped land holdings. We expect these assets will be marketed and sold as the real estate markets in the respective locations of these assets improve.

We intend to selectively pursue growth opportunities in North America and Asia by targeting high-quality inventory sources that allow us to add desirable new locations to our system, as well as new sales locations, through transactions that limit our capital investment. These “asset light” deals may consist of the development of turn-key resorts financed by third-party partners, the purchase of constructed inventory just prior to sale, or the entry into fee-for-service arrangements.

Selectively pursue compelling new business opportunities

As an independent company, we are positioned to explore new business opportunities, such as development of our exchange activities, new management affiliations and acquisitions of existing vacation ownership and related businesses, which we may not have previously pursued as part of Marriott International. We intend to selectively pursue these types of opportunities with a focus on driving recurring streams of revenue and profit. Prior to entering into any new business, we will evaluate its strategic fit and assess whether it is complementary to our current business, has strong expected financial returns and leverages our existing competencies.

Segments

Our operations are grouped into three business segments: North America, Europe and Asia Pacific. The “Corporate and Other” information described below includes activities that do not collectively comprise a separate reportable segment. Prior to 2013, our business was grouped into four reportable segments: North America, Luxury, Europe and Asia Pacific. Effective December 29, 2012, we combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our decision to scale back separate development activity for the luxury market and to aggregate future marketing and sales efforts for upscale and luxury inventory. Existing service standards and on-site management remain unaffected by our reporting changes. Prior year amounts have been recast for consistency with the current year’s presentation. See Footnote No. 19, “Business Segments,” to our Financial Statements for further information on our segments.

The table below shows our revenue for 2013 for each of our segments and each of our revenue sources (dollars in millions).

Revenue Source	North America	Europe	Asia Pacific	Total
Vacation ownership sales	$583	$55	$34	$672
Resort management and other services	226	30	4	260
Financing	132	4	5	141
Rental	233	22	7	262
Other	29	1	—	30
Cost reimbursements	342	29	14	385

	$1,545	$141	$64	$1,750

Financial information by segment and geographic area for 2013, 2012 and 2011 appears in Footnote No. 19, “Business Segments,” to our Financial Statements.

We generally own the unsold vacation ownership inventory at our properties as either a deeded beneficial interest in a real estate land trust, a deeded interest at a specific resort, or a right to use interest in real estate owned or leased by a trust or other property owning or leasing vehicle (these forms of ownership are described in more detail in “Business—Our Products”). With respect to inventory that has not yet been converted into one of these forms of vacation ownership, we generally hold a fee interest in the underlying real estate rights to the land parcel, building or units corresponding to such inventory. Further, we also own or lease other property at these resorts, including golf courses, fitness, spa and sports facilities, food and beverage outlets, resort lobbies and other common area assets. See Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for more information on our golf course land leases and other operating leases. Substantially all of our ownership and leasehold interests in these properties, subject to certain exceptions, are pledged as collateral for our Revolving Corporate Credit Facility.

Our Properties

As of January 3, 2014, we operated 62 properties (under 85 management contracts) with 12,829 vacation ownership villas (“units”) and approximately 420,000 owners. The following table shows our vacation ownership and residential properties as of January 3, 2014, and indicates the segment that operates such property:

Property(1)	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(2)	Additional Planned Units(3)
47 Park Street-Grand Residences by Marriott	Europe	Urban	London, UK	VO	49	—
Aruba Ocean Club	North America	Island/Beach	Aruba	VO	218	—
Aruba Surf Club	North America	Island/Beach	Aruba	VO	450	—
Barony Beach Club	North America	Beach	Hilton Head, SC	VO	255	—
BeachPlace Towers	North America	Beach	Fort Lauderdale, FL	VO	206	—
Canyon Villas at Desert Ridge	North America	Golf/Desert	Phoenix, AZ	VO	213	39
Club Son Antem	Europe	Island/Golf	Mallorca, Spain	VO	224	—
Crystal Shores on Marco Island	North America	Island/Beach	Marco Island, FL	VO	67	152
Custom House	North America	Urban	Boston, MA	VO	84	—

Property(1)	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(2)	Additional Planned Units(3)
Cypress Harbour	North America	Entertainment	Orlando, FL	VO	510	—
Desert Springs Villas	North America	Golf/Desert	Palm Desert, CA	VO	638	—
Fairway Villas	North America	Golf	Absecon, NJ	VO	180	90
Frenchman’s Cove	North America	Island/Beach	St. Thomas, USVI	VO	155	66
Grand Chateau	North America /Asia Pacific	Entertainment	Las Vegas, NV	VO	448	447
Grand Residences by Marriott at Bay Point	North America	Golf	Panama City, FL	Residential	65	—
Grande Ocean	North America	Beach	Hilton Head, SC	VO	290	—
Grande Vista	North America	Entertainment	Orlando, FL	VO	900	—
Harbour Club	North America	Beach	Hilton Head, SC	VO	40	—
Harbour Lake	North America	Entertainment	Orlando, FL	VO	312	588
Harbour Point/Sunset Pointe	North America	Beach	Hilton Head, SC	VO	111	—
Heritage Club	North America	Golf	Hilton Head, SC	VO	30	—
Imperial Palm Villas	North America	Entertainment	Orlando, FL	VO	46	—
Kauai Beach Club	North America	Island/Beach	Kauai, HI	VO	232	—
Kauai Lagoons:
Grand Residences by Marriott	North America	Island/Beach	Kauai, HI	Residential	3	—
Kalanipu’u	North America	Island/Beach	Kauai, HI	VO	75	—
Ko Olina Beach Club	North America /Asia Pacific	Island/Beach	Oahu, HI	VO	560	190
Lakeshore Reserve	North America	Entertainment	Orlando, FL	VO	95	245
Legends Edge at Bay Point	North America	Golf	Panama City, FL	VO	83	—
Mai Khao Beach Resort	Asia Pacific	Beach	Phuket, Thailand	VO	127	—
Manor Club at Ford’s Colony	North America	Entertainment	Williamsburg, VA	VO	200	—
Marbella Beach Resort	Europe	Beach	Marbella, Spain	VO	288	—
Marriott Grand Residence Club, Lake Tahoe	North America	Mountain/Ski	Lake Tahoe, CA	VO	199	—
Maui Ocean Club	North America	Island/Beach	Maui, HI	VO	459	—
Monarch at Sea Pines	North America	Beach	Hilton Head, SC	VO	122	—
Mountain Valley Lodge	North America	Mountain/Ski	Breckenridge, CO	VO	78	—
MountainSide	North America	Mountain/Ski	Park City, UT	VO	182	—
Newport Coast Villas	North America	Beach	Newport Beach, CA	VO	700	—
Ocean Pointe	North America	Beach	Palm Beach Shores, FL	VO	341	—
Ocean Watch Villas at Grand Dunes	North America	Beach	Myrtle Beach, SC	VO	374	—
Oceana Palms	North America	Beach	Singer Island, FL	VO	169	—
Phuket Beach Club	Asia Pacific	Beach	Phuket, Thailand	VO	144	—
Playa Andaluza	Europe	Beach	Estepona, Spain	VO	173	—
Royal Palms	North America	Entertainment	Orlando, FL	VO	123	—
Sabal Palms	North America	Entertainment	Orlando, FL	VO	80	—
Shadow Ridge	North America	Golf/Desert	Palm Desert, CA	VO	500	487
St. Kitts Beach Club	North America	Island/Beach	West Indies	VO	88	—
Streamside	North America	Mountain/Ski	Vail, CO	VO	96	—
Summit Watch	North America	Mountain/Ski	Park City, UT	VO	135	—
Surf Watch	North America	Beach	Hilton Head, SC	VO	195	—
The Abaco Club on Winding Bay
Vacation Ownership	North America	Island/Beach	Bahamas	VO	12	—
Residential	North America	Island/Beach	Bahamas	Residential	32	—
The Buckingham	Asia Pacific	Entertainment	Macau, China	VO	18	—
The Empire Place	Asia Pacific	Urban	Bangkok, Thailand	VO	55	—
The Ritz-Carlton Club and Residences, Jupiter
Vacation Ownership	North America	Golf	Jupiter, FL	VO	50	—
Residential	North America	Golf	Jupiter, FL	Residential	81	—
The Ritz-Carlton Club and Residences, San Francisco
Vacation Ownership	North America	Urban	San Francisco, CA	VO	25	19
Residential	North America	Urban	San Francisco, CA	Residential	57	—
The Ritz-Carlton Club, Aspen Highlands	North America	Mountain/Ski	Aspen, CO	VO	73	—
The Ritz-Carlton Club, Lake Tahoe	North America	Mountain/Ski	Lake Tahoe, CA	VO	11	—
The Ritz-Carlton Club, St. Thomas	North America	Beach	St. Thomas, USVI	VO	105	—
The Ritz Carlton Club, Vail	North America	Mountain/Ski	Vail, CO	VO	45	—
Timber Lodge	North America	Mountain/Ski	Lake Tahoe, CA	VO	264	—
Village d’Ile-de-France	Europe	Entertainment	Paris, France	VO	185	—
Villas at Doral	North America	Golf	Miami, FL	VO	141	—
Waiohai Beach Club	North America /Asia Pacific	Island/Beach	Kauai, HI	VO	231	—
Willow Ridge Lodge	North America	Entertainment	Branson, MO	VO	132	282

Total					12,829	2,605

Units Available for Sale(4)					852

(1)	A property is counted as a separate property to the extent it does not share common areas (such as check-in facilities, pools, etc.) with another property.

(2)	“Units Built” represents units with a certificate of occupancy.
(3)	“Additional Planned Units” represents the total additional units under construction or that we expect to build.
(4)	To be sold as vacation ownership interests; includes units that we reacquired through foreclosure or our repurchase program.

North America Segment

In our North America segment, we develop, market, sell and manage vacation ownership products under the Marriott Vacation Club and Grand Residences by Marriott brands in the United States and the Caribbean, and resort residential real estate located within our vacation ownership developments under the Grand Residences by Marriott brand. We also develop, market, sell and manage vacation ownership and related products under The Ritz-Carlton Destination Club brand, and sell whole ownership luxury residential products under The Ritz-Carlton Residences brand.

Europe Segment

In our Europe segment, we are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Asia Pacific Segment

In our Asia Pacific segment, we develop, market, sell and manage vacation ownership products through Marriott Vacation Club, Asia Pacific, a right-to-use points program that we specifically designed to appeal to the vacation preferences of the Asian market, as well as a weeks-based right-to-use product. We believe opportunity exists to expand our Asia Pacific segment and are seeking to add inventory to support the growth of this business.

Corporate and Other

Corporate and Other includes financial items not specifically identifiable to an individual segment, including expenses in support of our financing operations, consumer financing interest expense, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, the fixed royalty fee payable under the License Agreements and interest expense.

Intellectual Property

We manage and sell properties under the Marriott Vacation Club, Grand Residences by Marriott, The Ritz-Carlton Destination Club and The Ritz-Carlton Residences brands under license agreements with Marriott International and Ritz-Carlton Hotel Company. The foregoing segment descriptions specify the brands that are used by each of our segments. We operate in a highly competitive industry and our brand names, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products and services. We believe that our licensed brand names and other intellectual property have come to represent the highest standards of quality, caring, service and value to our customers and the traveling public. We register and protect our intellectual property where we deem appropriate and otherwise seek to protect against its unauthorized use.

Seasonality

In general, the vacation ownership business is modestly seasonal, with stronger revenue generation during traditional vacation periods, including summer months and major holidays. Similar to the lodging industry, our rental operations generally maintain higher occupancy and room rates during the first, second and third quarters of our fiscal year compared to our fourth quarter. These seasonal patterns can be expected to cause fluctuations in the quarterly rental revenues and margin. Our residential business is generally not subject to seasonal fluctuations; rather, the sales pace of our residential products typically depends on the underlying residential real estate environment in the applicable geographic market.

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

The vacation ownership industry is highly fragmented, with competitors ranging from small vacation ownership companies to large branded hotel companies that operate vacation ownership businesses. In North America and the Caribbean, we typically compete with companies that sell upscale tier vacation ownership products under a lodging or entertainment brand umbrella, such as Starwood Vacation Ownership, Hilton Grand Vacations Club, Hyatt Vacation Club, and Disney Vacation Club, as well as numerous regional vacation ownership operators. Our luxury vacation ownership products compete with vacation ownership products offered by Four Seasons, Exclusive Resorts and several other smaller independent companies. In addition, the vacation ownership industry competes generally with other vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry.

Outside North America and the Caribbean, we operate in two primary regions, Europe and Asia Pacific. In both regions, we are one of the largest lodging-branded vacation ownership companies operating in the upscale tier, with regional operators dominating the competitive landscape. Where possible, our vacation ownership properties in these regions are co-located with Marriott International branded hotels. In Europe, our owner base is derived primarily from the North America, Europe and Middle East regions. In Asia Pacific, our owner base is derived primarily from the Asia Pacific region and secondarily from the Europe and North America regions.

Regulation

Our business is heavily regulated. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world. Some laws, regulations and policies impact multiple areas of our business, such as anti-corruption laws and regulations, including regulations applicable under the U.S. Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Other laws, regulations and policies primarily affect one of four areas of our business: real estate development activities; marketing and sales activities; lending activities; and resort management activities.

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

Marketing and Sales Regulation

Our marketing and sales activities are closely regulated. In addition to regulations contained in laws enacted specifically for the vacation ownership and land sales industries, a wide variety of laws govern our marketing and sales activities in the jurisdictions in which we carry out such activities, including fair housing statutes, the Federal Interstate Land Sales Full Disclosure Act, U.S. Federal Trade Commission and state “Little FTC Act” regulations regulating unfair and deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate and other licensing laws and regulations, telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws, securities laws, consumer privacy laws and other consumer protection laws.

Many jurisdictions, including many jurisdictions in the United States, require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the vacation ownership interests and other real estate interests we market and sell, such as information concerning the interests being offered, the project, resort or program to which the interests relate, applicable condominium or vacation ownership plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such interests, and a description of the manner in which we intend to offer and advertise such interests. Regulation outside the United States includes, for example, European regulations to which our vacation ownership activities within the European Union are subject and Singapore regulations to which certain of our Asia Pacific operations are subject. Among other things, the European and Singapore regulations require: (1) delivery of specified disclosure (some of which must be provided in a specific format) to purchasers; (2) require a specified “cooling off” rescission period after a purchase is made; and (3) prohibit any advance payments for a purchase.

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

In recent years, regulators in many jurisdictions have increased regulations and enforcement actions related to telemarketing operations, including requiring adherence to “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse effects from telemarketing legislation and enforcement is mitigated in some instances by the use of permission-based marketing, under which we obtain the permission of prospective purchasers to contact them in the future. We utilize various programs and procedures that we believe help reduce the possibility that we contact individuals who have requested to be placed on federal or state “do not call” lists.

Lending Regulation

Our lending activities are subject to a number of laws and regulations. In the United States, these may include the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Foreign Investment In Real Property Tax Act, the Fair Housing Act, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, the Unfair or Deceptive Acts or Practices regulations and Regulation AA, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (subject to certain exceptions applicable to the timeshare industry) and the Fair and Accurate Credit Transactions Act. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection practices, consumer collection practices, mortgage disclosure, lender licenses and money laundering.

Resort Management Regulation

Our resort management activities are subject to laws and regulations regarding community association management, public lodging, food and beverage services, labor, employment, health care, health and safety, accessibility, discrimination, immigration, gaming, and the environment (including climate change). In addition, many jurisdictions in which we manage our resorts have statutory provisions that limit the duration of the initial and renewal terms of our management agreements for property owners’ associations and/or permit the property owners’ association for a resort to terminate our management agreement under certain circumstances (for example, upon a super-majority vote of the owners), even if we are not in default under the agreement.

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

We take our commitment to protecting the environment seriously. We have collaborated with Audubon International to further the “greening” of our resorts in our North America segment through the Audubon Green Leaf Eco-Rating Program for Hotels. The Audubon partnership is just one of several programs incorporated into our green initiatives. We have more than 20 years of energy conservation experience that we have put to use in implementing our environmental strategy across all of our segments. This strategy includes further reducing energy and water consumption, expanding our portfolio of green resorts, including LEED® (Leadership in Energy & Environmental Design) certification, educating and inspiring associates and guests to support the environment, and embracing innovation.

Employees

As of January 3, 2014 we had nearly 10,000 employees with an average length of service of approximately seven years. We believe our relations with our employees are very good.

Available Information

Our website address is www.marriottvacationsworldwide.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any and all amendments thereto are available free of charge through our website as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). These materials are also accessible on the SEC’s website at www.sec.gov.

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

Weak economic conditions in the United States, Europe, Asia and much of the rest of the world and the uncertainty over the duration of such conditions could have a negative impact on the vacation ownership industry. Weak consumer confidence and limited availability of consumer credit can, as it has in the past, cause us to experience weakened demand for our vacation ownership products. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be harmed or constrained if economic conditions worsen.

The sale of vacation ownership interests in the secondary market by existing owners could cause our sales revenues and profits to decline.

Existing owners have offered, and are expected to continue to offer, their vacation ownership interests for sale on the secondary market. The prices at which these interests are sold are typically less than the prices at which we would sell the interests. As a result, these sales create additional pricing pressure on our sale of vacation ownership products, which could cause our sales revenues and profits to decline. In addition, if the secondary market for vacation ownership interests becomes more organized and liquid than it currently is, the resulting availability of vacation ownership interests (particularly where the vacation ownership interests are available for sale at lower prices than the prices at which we would sell them) could adversely affect our sales and our sales revenues. Furthermore, the volume of vacation ownership interests inventory that we are able to repurchase each year may decline if a viable secondary market develops.

Our business will be materially harmed if our License Agreements with Marriott International and Ritz-Carlton Hotel Company are terminated or if we are unable to maintain our ongoing relationship with Marriott International.

Our success will depend, in part, on the maintenance of ongoing relationships with Marriott International that are governed by a number of agreements that we entered into with Marriott International in connection with the Spin-Off. In particular, our License Agreements with Marriott International and Ritz-Carlton Hotel Company, among other things, provide us with the exclusive right to use the Marriott and Ritz-Carlton names, respectively, in our vacation ownership business. Each License Agreement has an initial term that expires in 2090; however, if we breach our obligations under either License Agreement, Marriott International and Ritz-Carlton Hotel Company may be entitled to terminate the License Agreements.

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

If Marriott International or Ritz-Carlton Hotel Company terminates our rights to use the Marriott or Ritz-Carlton marks at any properties that do not meet applicable brand standards, our reputation could be harmed and our ability to market and sell our products at those properties could be impaired.

Marriott International and Ritz-Carlton Hotel Company can terminate our rights under our License Agreements to use the Marriott or Ritz-Carlton marks at any properties that do not meet applicable brand standards. The termination of such rights could harm our reputation and impair our ability to market and sell our products at the subject properties, either of which could harm our business, and we could be subject to claims by Marriott International and Ritz-Carlton Hotel Company, property owners, third parties with whom we have contracted and others.

Our ability to expand our business and remain competitive could be harmed if Marriott International or Ritz-Carlton Hotel Company do not consent to our use of their trademarks at new resorts we acquire or develop in the future.

Under the terms of our License Agreements with Marriott International and Ritz-Carlton Hotel Company, we must obtain Marriott International’s or Ritz-Carlton Hotel Company’s consent, as applicable, to use the Marriott or Ritz-Carlton trademarks in connection with resorts, residences or other accommodations that we acquire or develop in the future. Marriott International or Ritz-Carlton Hotel Company may reject a proposed project if, among other things, the project does not meet Marriott International’s or Ritz-Carlton Hotel Company’s respective construction and design standards or Marriott International or Ritz-Carlton Hotel Company reasonably believes the project will breach contractual or legal restrictions applicable to them and their affiliates. In addition, Ritz-Carlton Hotel Company may reject a proposed project if Ritz-Carlton Hotel Company will not be able to provide services that comply with Ritz-Carlton brand standards at the proposed project. If Marriott International or Ritz-Carlton Hotel Company do not permit us to use their trademarks in connection with our development or acquisition plans, our ability to expand our Marriott and Ritz-Carlton businesses and remain competitive may be materially adversely affected. The requirement to obtain Marriott International’s or Ritz-Carlton Hotel Company’s consent to our expansion plans, or the need to identify and secure alternative expansion opportunities because Marriott International or Ritz-Carlton Hotel Company do not allow us to use their trademarks with proposed new projects, may delay implementation of our expansion plans and cause us to incur additional expense.

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

The availability of funds for new investments, primarily developing, acquiring or repurchasing vacation ownership inventory, depends in part on liquidity factors and capital markets over which we can exert little, if any, control. Instability in the financial markets and any resulting contraction of available liquidity and leverage could constrain the capital markets for real estate investments. In addition, we have historically securitized the majority of the consumer loans we originate in support of our North America segment in the ABS market, completing transactions once or twice each year. Instability in the financial markets could also impact the timing and volume of any securitizations we undertake, as well as the financial terms of such securitizations. Any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations. Such deterioration could also impact our ability to renew the Warehouse Credit Facility, which we must do in order to access funds under that facility after September 2015, on terms favorable to us, or at all.

Further, the obligations of MVW US Holdings, Inc. (“MVW US Holdings”), our consolidated subsidiary, to its preferred shareholders and any indebtedness we incur, including indebtedness under our Revolving Corporate Credit Facility or our Warehouse Credit Facility, may adversely affect our ability to obtain any additional financing necessary to acquire additional vacation ownership inventory or make other investments in our business, or to repurchase vacation ownership interests that our owners propose to sell to third parties.

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

We are subject to the risk that purchasers of our vacation ownership interests may default on the financing that we provide. Purchaser defaults could cause us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the vacation ownership notes receivable we have securitized through the ABS market or the Warehouse Credit Facility.

If default rates increase beyond current projections and result in higher than expected foreclosure activity, our results of operations could be adversely affected. In addition, the transactions in which we have securitized vacation ownership notes receivable contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in loss or disruption of cash flow until portfolio performance sufficiently improves to satisfy the requirements. In addition, we may not be able to resell foreclosed interests in a timely manner or for an attractive price.

The obligations of MVW US Holdings to its preferred shareholders will limit the ability of MVW US Holdings to distribute cash to us.

Our subsidiary, MVW US Holdings, issued approximately $40 million in mandatorily redeemable preferred stock to Marriott International, which sold the preferred stock to third-party investors prior to completion of the Spin-Off. For the first five years the Series A preferred stock will pay an annual cash dividend equal to the five year U.S. Treasury Rate as of October 19, 2011 plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The payment of this dividend will reduce the amount of cash otherwise available for distribution by MVW US Holdings to us for further distribution to our common shareholders or for other corporate purposes. MVW US Holdings will not be able to pay any dividends to us if it is in arrears on the payment of dividends to the preferred shareholders. In addition, in the event of a liquidation of MVW US Holdings, the preferred shareholders will be entitled to an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and a premium if the liquidation occurs during the first five years after issuance of the preferred stock, which will reduce the amount of cash available for distribution by MVW US Holdings to us. Further, if MVW US Holdings either (1) is in arrears on the payment of six or more quarterly dividend payments on the preferred stock, whether or not the payment dates are consecutive, or (2) defaults on its obligations to redeem the preferred stock on the tenth anniversary of issuance or following a change of control, the preferred shareholders may designate a representative to attend meetings of our Board of Directors as a non-voting observer until all unpaid dividends on the outstanding shares of preferred stock have been paid or all such unpaid dividends have been paid or declared with an amount sufficient for the payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable.

The degree to which we are leveraged may have a material adverse effect on our financial position, results of operations and cash flows.

We can borrow up to $200 million under the Revolving Corporate Credit Facility. Our ability to make dividend payments to preferred shareholders of MVW US Holdings and to make payments on and refinance our indebtedness, including any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing capital expenditures, (2) limiting financing offered to customers, which could result in reduced sales, and (3) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the vacation ownership industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of our other debt.

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

We conduct business in over 30 countries and territories, and our operations outside the United States represented approximately 12 percent of our revenues in 2013. International properties and operations expose us to a number of additional challenges and risks, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax-effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; (7) currency exchange rate fluctuations; and (8) other exposure to local economic risks.

Disagreements with the owners of vacation ownership interests and property owners’ associations may result in litigation and the loss of management contracts.

The nature of our relationships with our owners and our responsibilities in managing our vacation ownership properties will from time to time give rise to disagreements with the owners of vacation ownership interests and property owners’ associations. Owners of our vacation ownership interests may also disagree with changes we make to our products or programs. We seek to expeditiously resolve any disagreements in order to develop and maintain positive relations with current and potential owners and property owners’ associations, but cannot always do so. Failure to resolve such disagreements has resulted in litigation, and could do so again in the future. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained. Disagreements with property owners’ associations could also result in the loss of management contracts.

The expiration, termination or renegotiation of our management contracts could adversely affect our cash flows, revenues and profits.

We enter into a management agreement with the property owners’ association at each of our resorts or, in the case of resorts held by a trust, with the associated trust. The management fee is typically based on either a percentage of total cost to operate such resorts or a fixed fee arrangement. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs, at the locations where we employ the associates providing on-site services. The terms of our management agreements typically range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides notice of termination before the expiration of the term. Any of these management contracts may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. If a management agreement is terminated or not renewed on favorable terms, our cash flows, revenues and profits could be adversely affected.

The maintenance and refurbishment of vacation ownership properties depends on maintenance fees paid by the owners of vacation ownership interests.

Owners of our vacation ownership interests must pay maintenance fees levied by property owners’ association boards. These maintenance fees are used to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with Marriott and Ritz-Carlton brand standards. If property owners’ association boards do not levy sufficient maintenance fees, or if owners of vacation ownership interests do not pay their maintenance fees, not only would our management fee revenue be adversely affected, but the vacation ownership properties could fall into disrepair and fail to comply with applicable brand standards. If a resort fails to comply with applicable brand standards, Marriott International or Ritz-Carlton Hotel Company could terminate our rights under the applicable License Agreement to use its trademarks at the non-compliant resort, which would result in the loss of management fees, decrease customer satisfaction and impair our ability to market and sell our products at the non-compliant locations.

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

A number of highly competitive companies participate in the vacation ownership industry, including several branded hotel companies. Our brands compete with the vacation ownership brands of major hotel chains in national and international venues, as well as with the vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry. In addition, under our License Agreements with Marriott International and Ritz-Carlton Hotel Company, if other international hotel operators offer new products and services as part of their respective hotel businesses that may directly compete with our vacation ownership products and services in the future, then Marriott International and Ritz-Carlton Hotel Company may also offer such new products and services, and use their respective trademarks in connection with such offers. If Marriott International or Ritz-Carlton Hotel Company offer new vacation ownership products and services under their trademarks, our vacation ownership products and services may compete directly with those of Marriott International or Ritz-Carlton Hotel Company, and we may not be able to distinguish our vacation ownership products and services from those offered by Marriott International and Ritz-Carlton Hotel Company. Our ability to remain competitive and to attract and retain owners depends on our success in distinguishing the quality and value of our products and services from those offered by others. If we cannot compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.

Our business is subject to extensive regulation, and any failure to comply with applicable laws and regulations could have a material adverse effect on our business.

Our business is heavily regulated. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world. Some laws, regulations and policies impact multiple areas of our business, such as anti-corruption laws and regulations, including regulations applicable under the U.S. Treasury’s Office of Foreign Asset Control and the FCPA. Other laws, regulations and policies primarily affect one of four areas of our business: real estate development activities; marketing and sales activities; lending activities; and resort management activities. For more information regarding laws, regulations and policies to which we are subject, see “Business—Regulation.”

The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Our internal controls and procedures may not always protect us from the reckless or criminal acts that may be committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, criminal or civil penalties could be imposed on us.

Our real estate development activities are subject to laws and regulations typically applicable to real estate development, subdivision and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance and taxation. In addition, we are subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.

A number of laws govern our marketing and sales activities, such as vacation ownership and land sales acts, fair housing statutes, regulations regulating unfair and deceptive trade practices and unfair competition, anti-fraud laws, prize, gift and sweepstakes laws, real estate and other licensing laws and regulations, telemarketing laws, home solicitation sales laws, tour operator laws, seller of travel laws, securities laws, consumer privacy laws and consumer protection laws. In addition, laws in many jurisdictions in which we sell vacation ownership interests grant the purchaser of a vacation ownership interest the right to cancel a purchase contract during a specified rescission period.

In recent years, “do not call” legislation has significantly increased the costs associated with telemarketing. We have implemented procedures that we believe will help reduce the possibility that we contact individuals on regulatory “do not call” lists, but such procedures may not be effective in ensuring regulatory compliance. Additionally, we are not considered an affiliate of Marriott International for purposes of “do not call” legislation in some jurisdictions, which may make it more difficult for us to utilize customer information we obtain from Marriott International.

Many jurisdictions, including many jurisdictions in the United States, require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the vacation ownership interests and other real estate interests we market and sell. Regulation outside the United States includes, for example, European regulations to which our vacation ownership activities within the European Union are subject and Singapore regulations to which certain of our Asia Pacific operations are subject. Among other things, the European and Singapore regulations require: (1) delivery of specified disclosure (some of which must be provided in a specific format) to purchasers; (2) require a specified “cooling off” rescission period after a purchase is made; and (3) prohibit any advance payments for a purchase.

Our lending activities are subject to a number of U.S. laws and regulations, as well as laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection practices, consumer collection practices, mortgage disclosure, lender licenses and money laundering.

Our resort management activities are subject to laws and regulations regarding community association management, public lodging, food and beverage services, labor, employment, health care, health and safety, accessibility, discrimination, immigration, gaming and the environment (including climate change). In addition, many jurisdictions in which we manage our resorts have statutory provisions that limit the duration of the initial and renewal terms of our management agreements for property owners’ associations and/or permit the property owners’ association for a resort to terminate our management agreement under certain circumstances (for example, upon a super-majority vote of the owners), even if we are not in default under the agreement. Such statutory provisions expose us to a risk that one or more of our management agreements may not be renewed or may be terminated prior to the end of the term specified in such agreements. Upon non-renewal or termination of our management agreement for a particular resort, such resort loses the ability to use the Marriott or Ritz-Carlton name and trademarks and ceases to be a part of our system. In addition, we lose the management fee revenue associated with such resort.

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

Market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. As a result, the cost of our insurance may increase and our coverage levels may decrease. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of owners of vacation ownership interests or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated under guarantees or other financial obligations related to the property.

If we cannot dispose of excess land and inventory at favorable prices or at all, our future cash flows and net income could be reduced.

We have excess land that was purchased for future development, as well as excess built luxury real estate inventory at a few of our projects. Current economic conditions, as well as restrictions such as zoning, entitlement, contractual and similar restrictions related to the excess land and inventory could adversely affect our ability to dispose of properties at favorable prices or at all. We are responsible for maintenance fees and operating costs relating to this unsold excess land and inventory. If we are not able to sell this excess land and inventory we will continue to bear these costs, which may increase over time, and our net income will be reduced.

If we identify additional excess land and inventory in the future, or if our estimates of the fair value of our excess land and inventory change, our financial position and results of operations could be adversely affected.

Based on our current plans, we believe we have identified all excess land and inventory. However, if our plans change, we may conclude in the future that additional land and inventory are excess, in which case we would likely terminate plans to develop such land and instead seek to dispose of such excess land and inventory through bulk sales or other methods. If we identify additional excess land and inventory in the future, we may have to record additional non-cash impairment charges to write-down the value of such assets. Any such impairment charges may have an adverse impact on our financial position and results of operations. The sale of any such additional excess land and inventory will be subject to the risks described in the risk factor entitled “—If we cannot dispose of excess land and inventory at favorable prices or at all, our future cash flows and net income could be reduced.” In addition, if real estate market conditions change, our estimates of the fair value of our excess land and inventory may change. If our estimates of the fair value of these assets decline, we may have to record additional non-cash impairment charges to write-down the value of such assets to the estimated fair value. Any such impairment charges may have an adverse impact on our financial position and results of operations.

If we are not able to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is not able to provide an unqualified report on the effectiveness of our internal control over financial reporting, our business, financial condition or results of operations could be materially adversely affected.

As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the obligation of our management to report on its assessment of the effectiveness of our internal control over financial reporting. We continue to establish new infrastructure and systems, including infrastructure and systems to replace financial, administrative and other corporate services that had been provided by Marriott International, some of which may impact our ability to favorably assess the effectiveness of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

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

The Spin-Off is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return, and (2) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business, or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied, and we cannot predict with certainty what standard a court would apply to determine insolvency or whether a court would determine that we, Marriott International or any of our respective subsidiaries were solvent at the time of or after giving effect to the Spin-Off. An unpaid creditor or an entity acting on behalf of a creditor may bring a lawsuit alleging that the Spin-Off or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, voiding our claims against Marriott International, requiring our shareholders to return to Marriott International some or all of the shares of our common stock issued in the Spin-Off, or providing Marriott International with a claim for money damages against us in an amount equal to the difference between the consideration received by Marriott International and the fair market value of our company at the time of the Spin-Off. The distribution of our common stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware (the “DGCL”), a corporation may only pay dividends to its shareholders either (1) out of its surplus (net assets minus capital) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Marriott International board of directors obtained an opinion that each of us and Marriott International would be solvent at the time of the Spin-Off (including immediately after the payment of the dividend and the Spin-Off), would be able to repay its debts as they mature following the Spin-Off and would have sufficient capital to carry on its businesses and the Spin-Off and the distribution would be made entirely out of surplus in accordance with Section 170 of the DGCL. A court could reach conclusions different from those set forth in such opinion in determining whether Marriott International or we were insolvent at the time of, or after giving effect to, the Spin-Off, or whether lawful funds were available for the separation and the distribution to Marriott International’s shareholders.

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

Certain of our executive officers and directors are former officers and employees of Marriott International and thus have professional relationships with Marriott International’s executive officers and directors. In addition, many of our executive officers and directors have financial interests in Marriott International that are substantial to them as a result of their ownership of Marriott International stock, options and other equity awards. These relationships and personal financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers face decisions that could have different implications for Marriott International than for us.

Our share repurchase program may not enhance long-term stockholder value, and could increase the volatility of the market price of our common stock and diminish our cash reserves.

On October 8, 2013, our Board of Directors authorized a share repurchase program under which we may purchase up to 3,500,000 shares of our common stock prior to March 28, 2015. The share repurchase program does not obligate us to repurchase any specific dollar amount, or to acquire any specific number, of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market conditions, business conditions, statutory and contractual restrictions, the trading price of our common stock and the nature of other investment opportunities available to us. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Our share repurchases may not enhance stockholder value because the market price of our common stock may decline below the prices at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.

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

Provisions of our Charter and Bylaws may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, our Charter and Bylaws provide for a classified board, require advance notice for shareholder proposals and nominations, place limitations on convening shareholder meetings and authorize our Board of Directors to issue one or more series of preferred stock. The holders of the preferred stock issued by our subsidiary MVW US Holdings have the right to require MVW US Holdings to redeem the preferred stock if we sell all or substantially all of our assets or MVW US Holdings sells all or substantially all of its assets or completes a change of control, as defined in the terms of the preferred stock. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. In addition, Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15 percent or more of our outstanding common stock and us.

In addition, provisions in our agreements with Marriott International may delay or prevent a merger or acquisition that a shareholder may consider favorable. Under the Tax Sharing and Indemnification Agreement, we agreed not to enter into any transaction involving an acquisition or issuance of our common stock or any other transaction (or, to the extent we have the right to prohibit it, to permit any such transaction) that could reasonably be expected to cause the distribution of our common stock to be taxable to Marriott International. We are required to indemnify Marriott International for any tax resulting from any such prohibited transaction, and we are required to meet various requirements, including obtaining the approval of Marriott International or obtaining an IRS ruling or unqualified opinion of tax counsel acceptable to Marriott International, before engaging in such transactions. Further, our License Agreements with Marriott International and Ritz-Carlton Hotel Company provide that a change in control may not occur without the consent of Marriott International or Ritz-Carlton Hotel Company, respectively. A change in control for purposes of these agreements would occur if, among other things, a person or group acquires beneficial ownership of, or the power to exercise effective control over, shares of our common stock representing more than 15 percent of the combined voting power of the then-outstanding securities entitled to vote generally in elections of directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 3, 2014, we operated 62 vacation ownership or residential properties in the United States and nine other countries and territories. These vacation ownership and residential properties are described in Part I, Item 1, “Business,” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own all unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.

We own or lease our regional offices and sales centers, both in the United States and internationally. Our corporate headquarters in Orlando, Florida consists of approximately 175,000 square feet of leased space in two buildings, under a lease expiring in August 2021. We also own an office facility in Lakeland, Florida consisting of approximately 125,000 square feet.

Item 3.	Legal Proceedings

Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed in Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “VAC.” We have not made any unregistered sales of our equity securities. The following table sets forth the high and low sales prices for our common stock for the indicated periods.

	High	Low
2013
Quarter ended March 22, 2013	$47.33	$38.30
Quarter ended June 14, 2013	$47.21	$41.25
Quarter ended September 6, 2013	$47.92	$40.43
Quarter ended January 3, 2014	$53.71	$43.16
2012
Quarter ended March 23, 2012	$28.03	$17.35
Quarter ended June 15, 2012	$33.64	$26.02
Quarter ended September 7, 2012	$33.02	$27.77
Quarter ended December 28, 2012	$42.16	$32.60

Holders of Record

On February 14, 2014, there were 29,447 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these record holders; however, we believe that there were approximately 37,150 beneficial owners of our common stock as of February 14, 2014.

Dividends

We currently do not intend to pay dividends. Any future determination to pay cash dividends will be based on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. Our Revolving Corporate Credit Facility contains restrictions on our ability to pay dividends. The terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. Accordingly, we cannot assure you that we will either pay dividends in the future or continue to pay any dividend that we may commence in the future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 5, 2013 – November 1, 2013	150,354	$49.65	150,354	3,349,646
November 2, 2013 – November 29, 2013	116,115	$50.62	116,115	3,233,531
November 30, 2013 – January 3, 2014	238,554	$51.52	238,554	2,994,977

(1)	On October 8, 2013, our Board of Directors authorized a share repurchase program under which we may purchase up to 3,500,000 shares of our common stock prior to March 28, 2015. No purchases were made under the program prior to October 22, 2013.

Performance Graph

The above graph compares the relative performance of our common stock, the S&P SmallCap 600 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. The graph assumes that $100 was invested in our common stock and each index on November 8, 2011, the date a “when-issued” trading market for our common stock began. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data

The following tables present a summary of selected historical consolidated financial data for the periods indicated below. The selected historical consolidated statements of operations data for fiscal years 2013, 2012 and 2011 and the selected consolidated balance sheet data for fiscal years 2013 and 2012 are derived from our consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated statement of operations data for fiscal year 2010 and 2009 and the selected consolidated balance sheet data for fiscal years 2011, 2010 and 2009 are derived from our audited consolidated financial statements not included in this Annual Report.

Prior to November 21, 2011, the effective date of the Spin-Off, our company was a subsidiary of Marriott International. For periods prior to the Spin-Off, our historical financial statements include allocations of certain expenses from Marriott International, including expenses for costs related to functions such as treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, real estate, shared information technology systems, corporate governance activities and centrally managed employee benefit arrangements. These costs may not be representative of the costs we have incurred or will incur in the future as an independent, public company, and do not include certain additional costs we have incurred or may incur as a public company that we did not incur as a wholly owned subsidiary of Marriott International.

The financial statements included in this Annual Report may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public company during periods presented prior to the Spin-Off. Accordingly, our historical results for periods prior to the Spin-Off should not be relied upon as an indicator of our future performance. The following table includes earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is a financial measure we use in our business that is not prescribed or authorized by United States Generally Accepted Accounting Principles (“GAAP”). We believe this measure is useful to help investors understand our results of operations. We explain this measure and reconcile it to the most directly comparable financial measure calculated and presented in accordance with GAAP in Footnote No. 4 to the following table.

The following selected historical financial and other data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Financial Statements and related notes included elsewhere in this Annual Report. All fiscal years included 52 weeks, except for 2013, which included 53 weeks.

($ in millions, except per share amounts)	Fiscal Years
	2013	2012(1)	2011(1)	2010(1)(2)	2009(1)
Statement of operations data:
Total revenues	$1,750	$1,639	$1,624	$1,592	$1,596
Total revenues net of total expenses	144	36	(223)	85	(617)
Net income (loss)	80	7	(172)	59	(533)
Basic earnings (loss) per common share	2.25	0.19	(5.12)	1.74	(15.52)
Shares used in computing basic earnings (loss) per share (in millions)(3)	35.4	34.4	33.7	33.7	33.7
Diluted earnings (loss) per common share	2.18	0.18	(5.12)	1.74	(15.52)
Shares used in computing diluted earnings (loss) per share (in millions)(3)	36.6	36.2	33.7	33.7	33.7
Balance sheet data (end of period):
Total assets	2,632	2,613	2,851	3,643	3,035
Total debt	678	678	850	1,022	59
Total mandatorily redeemable preferred stock of consolidated subsidiary	40	40	40	—	—
Total liabilities	1,423	1,474	1,720	1,748	813
Total equity	1,209	1,139	1,131	1,895	2,222
Other data:
EBITDA(4)	$167	$78	$(184)	$148	$(721)
Contract sales(5):
Vacation ownership	679	687	661	692	736
Residential products	15	1	15	13	12

Total before cancellation reversal (allowance)	694	688	676	705	748
Cancellation reversal (allowance)	—	—	4	(20)	(83)

Total contract sales	$694	$688	$680	$685	$665

(1)	Data presented herein has been restated for certain previously unrecorded immaterial adjustments to our Financial Statements. Refer to Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for further information.
(2)	We adopted Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” in the first quarter of 2010, which significantly increased our reported vacation ownership notes receivable and debt.

(3)	For periods prior to 2011, the same number of shares is being used for diluted income (loss) per common share as for basic income (loss) per common share as all 100 shares of our common stock then outstanding were held by Marriott International prior to the Spin-Off and no dilutive securities were outstanding for any such period. See Footnote No. 6, “Earnings per Share,” to our Financial Statements for further information on this calculation.
(4)	EBITDA, a financial measure that is not prescribed or authorized by GAAP, is defined as earnings, or net income, before interest expense (excluding consumer financing interest expense), provision for income taxes, depreciation and amortization. For purposes of our EBITDA calculation (which previously adjusted for consumer financing interest expense), we do not adjust for consumer financing interest expense because the associated debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. Further, we consider consumer financing interest expense to be an operating expense of our business. Prior year amounts have been reclassified to conform to our 2013 presentation.

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

EBITDA has limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, other companies in our industry may calculate EBITDA differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below shows our EBITDA calculation and reconciles that measure with Net income (loss).

($ in millions)	Fiscal Years
	2013	2012(1)	2011(1)	2010(1)(2)	2009(1)
Net income (loss)	$80	$7	$(172)	$59	$(533)
Interest expense(a)	13	17	—	—	—
Tax provision (benefit)	51	24	(45)	50	(231)
Depreciation and amortization	23	30	33	39	43

EBITDA	$167	$78	$(184)	$148	$(721)

(a)	Interest expense excludes consumer financing interest expense.
(5)	Contract sales represent the total amount of vacation ownership product sales under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Statements of Operations due to the requirements for revenue recognition described in Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. Ritz-Carlton Hotel Company generally provides on-site management for Ritz-Carlton branded properties. We are one of the world’s largest companies whose business is focused almost entirely on vacation ownership, based on number of owners, number of resorts and revenues.

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of January 3, 2014, we operated 62 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory. See “Business—Segments” for further details regarding our individual properties by segment.

As described in Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements included in this Annual Report, through the date of the Spin-Off, the Financial Statements discussed below were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Marriott International. These Financial Statements have been prepared as if the Spin-Off had occurred as of the first day of the earliest period presented and include an allocation of certain Marriott International expenses as discussed in the section of this Annual Report entitled “Selected Financial Data.” The Financial Statements reflect our historical financial position, results of operations and cash flows as we have historically operated, in conformity with GAAP. All significant intracompany transactions and accounts within these Financial Statements have been eliminated. Beginning November 22, 2011, for periods following completion of the Spin-Off, our financial results also include the impact of the royalty fee payable under our License Agreements and the dividend payable on the mandatorily redeemable preferred stock of our consolidated subsidiary, MVW US Holdings (included in interest expense).

Full year 2013 highlights include:

•	Due to our reporting calendar, the fourth quarter and full year 2013 include the impact of an additional week of financial results as compared to 2012.

•	We generated $1.75 billion of total revenues, including $672 million from the sale of vacation ownership products, and $162 million of cash flows from operating activities.

•	Total company contract sales were $694 million, up $6 million from $688 million in 2012, including $9 million of contract sales from the additional week in 2013. North America contract sales were $623 million, up $40 million from 2012, driven by an 8 percent increase in volume per guest (“VPG”) to $3,200, including $9 million of contract sales from the additional week in 2013.

•	Total company development margin was 21.2 percent, and North America development margin was 22.1 percent, an increase of 7.2 percentage points and 3.9 percentage points, respectively, year-over-year.

•	We generated $80 million of net income, up $73 million from $7 million in 2012.

•	Basic earnings per share increased to $2.25 per share, up from $0.19 per share for 2012, and diluted earnings per share increased to $2.18 per share, up from $0.18 per share for 2012.

Below is a summary of significant accounting policies used in our business that will be used in describing our results of operations.

Sale of Vacation Ownership Products

We recognize revenues from the sale of vacation ownership products when all of the following conditions exist:

•	A binding sales contract has been executed;

•	The statutory rescission period has expired;

•	The receivable is deemed collectible; and

•	The remainder of our obligations are substantially completed.

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

We report, on a supplemental basis, contract sales for each of our three segments. Contract sales represent the total amount of vacation ownership product sales under purchase agreements signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report on our Statements of Operations due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business. Total contract sales include sales from company-owned projects and, for periods prior to 2012, also included sales generated under a marketing and sales arrangement with a joint venture.

Revenue associated with company-owned contract sales is reflected as sale of vacation ownership products while revenue associated with joint venture contract sales is reflected on the Equity in earnings line on the Statements of Operations.

Cost of vacation ownership products includes costs to develop and construct our projects (also known as real estate inventory costs) as well as other non-capitalizable costs associated with the overall project development process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or real estate inventory costs for the project in a period, a non-cash adjustment is recorded on our Statements of Operations to true-up revenues and costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-ups, will have a positive or negative impact on our Statements of Operations.

We refer to revenues from the sale of vacation ownership products less the cost of vacation ownership products and marketing and sales costs as development margin. Development margin percentage is calculated by dividing development margin by revenues from the sale of vacation ownership products.

Resort Management and Other Services

Our resort management and other services revenues include revenues generated from fees we earn for managing each of our resorts. In addition, we earn revenue for providing ancillary offerings, including food and beverage, retail, and golf and spa offerings at our various resorts. We also receive annual club dues and certain transaction-based fees from owners and other third parties, including our guests, for services provided.

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

	Fiscal Years
	2013	2012	2011
Average FICO score	729	729	736

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

In the event of a default, we generally have the right to foreclose on or revoke the mortgaged vacation ownership interest. We return vacation ownership interests that we reacquire through foreclosure or revocation back to real estate inventory. As discussed above, we record a vacation ownership notes receivable reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products on our Statements of Operations. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Fiscal Years
	2013	2012	2011
Historical default rates	3.9%	4.5%	4.8%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory.

We obtain rental inventory from:

•	Unsold inventory; and

•	Inventory we control because owners have elected alternative usage options offered through our vacation ownership programs.

Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points under the MVCD program when those points are redeemed for rental stays at one of our resorts or upon expiration of the points.

Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternative usage options, including Marriott Rewards Points and Explorer Collection, for owners who elect to exchange their inventory;

•	Subsidy payments to property owners’ associations at resorts that are in the early phases of construction where maintenance fees collected from the owners are not sufficient to support operating costs of the resort;

•	Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services); and

•	Costs associated with the banking and borrowing usage option that is available under our MVCD program.

Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), and owner use and exchange behavior. Further, as our ability to rent certain luxury inventory and inventory in our Asia Pacific segment is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our vacation units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a master unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.

Other

We also record other revenues and expenses which are primarily comprised of fees received from and expenses relating to our external exchange company and settlement fees and expenses from the sale of vacation ownership products.

Cost Reimbursements

Cost reimbursements include direct and indirect costs that property owners’ associations and joint ventures in which we participate reimburse to us. In accordance with the accounting guidance for “gross versus net” presentation, we record these revenues and expenses on a gross basis. We recognize cost reimbursements when we incur the related reimbursable costs. These costs primarily consist of payroll and payroll related expenses for management of the property owners’ associations and other services we provide where we are the employer, and for development and marketing and sales services that joint ventures contract with us to perform. Cost reimbursements consist of actual expenses with no added margin.

Consumer Financing Interest Expense

Consumer financing interest expense represents interest expense associated with the debt from our Warehouse Credit Facility and from the securitization of our vacation ownership notes receivable in the ABS market. We distinguish consumer financing interest expense from all other interest expense because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us.

Interest Expense

Interest expense consists of all interest expense other than consumer financing interest expense.

Other Items

We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products;

•	Development margin percentage; and

•	VPG, which we calculate by dividing contract sales, excluding fractional and residential sales, telesales and other sales that are not attributed to a tour at a sales location, by the number of sales tours in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.

Rounding

Percentage changes presented in our public filings are calculated using whole dollars.

Restatement of Prior Financial Statements

In 2013, during the course of an internal review of certain sales documentation processes related to the sale of certain vacation ownership interests in properties associated with our Europe segment, we determined that the documentation we provided for certain sales of vacation ownership products was not strictly compliant. As a result, in accordance with applicable European regulation, the period of time during which purchasers of such interests may rescind their purchases was extended. We record revenues from the sale of vacation ownership products once the rescission period has ended. Originally, we recorded revenues from these sales of vacation ownership products based on the rescission periods in effect assuming compliant documentation had been provided to the purchasers rather than the extended periods. As a result, we recognized revenue in incorrect periods between fiscal years 2010 and 2013 and misstated revenues in our previously filed consolidated financial statements.

The documentation issue described above was limited to sales documentation provided to purchasers of certain interests in properties associated with our Europe segment. We took corrective measures and, as a result, compliant documentation is being provided to purchasers. In addition, we provided compliant documentation to purchasers for whom the extended rescission period had not yet expired. The cumulative impact of these items through December 28, 2012 was a reduction in reported income before income taxes of $12 million. However, as compliant documentation was subsequently provided as part of our corrective measures, the extended rescission period for most of the purchases at issue ended during the second quarter of 2013. As of January 3, 2014, sales having a net pre-tax impact of $1 million had been rescinded. As a result, approximately $11 million of the cumulative impact of these items is reflected as an increase in income before income taxes for the year ended January 3, 2014.

The consolidated restated financial statements include certain other corrections related to the timing of recording adjustments to previously reported deferred tax balances. Certain deferred tax assets were determined to not be realizable in future years and thus were eliminated, albeit in the incorrect fiscal year for the years ended December 28, 2012, December 30, 2011 and December 31, 2010. The need for these corrections was identified while we were developing internal processes relating to deferred taxes after we became a stand-alone public company. In addition to the adjustments required as a result of the errors described above, the restated consolidated financial statements include certain previously unrecorded immaterial adjustments to our financial statements for fiscal years 2009, 2010 and 2011 relating to cost reimbursements, which previously were recorded on a net basis.

The adjustments necessary to correct all of these errors have no impact on previously reported cash flows from operations and do not have a material impact on our balance sheet as of any date. In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual period presented is required to reflect the correction of the period-specific effects of the errors described above, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are not material to our individual prior period consolidated financial statements; however, the cumulative correction of the prior period errors would be material to our current year consolidated financial statements. Consequently, we have restated the Statements of Operations for the years ended December 28, 2012 and December 30, 2011. We have restated the accompanying Balance Sheet as of December 28, 2012.

The cumulative impact of these misstatements on our Cash Flows for the years ended December 28, 2012 and December 30, 2011 is inconsequential as the impact on individual line items within operating activities is not material and has no impact on net cash provided by (used in) operating, investing or financing activities. However, we have restated these Cash Flows to reflect changes to individual line items within operating activities.

The cumulative effect of misstatements for periods prior to the year ended December 30, 2011, of approximately $9 million has been presented as a reduction to retained earnings as of January 1, 2011 in our Consolidated Statements of Shareholders’ Equity.

Consolidated Results

The following discussion presents an analysis of our results of operations for 2013, 2012 and 2011.

	Fiscal Years
($ in millions)	2013	2012	2011
Revenues
Sale of vacation ownership products	$672	$618	$627
Resort management and other services	260	253	238
Financing	141	151	169
Rental	262	225	212
Other	30	30	29
Cost reimbursements	385	362	349

Total revenues	1,750	1,639	1,624

Expenses
Cost of vacation ownership products	214	203	239
Marketing and sales	316	329	341
Resort management and other services	190	199	198
Financing	25	26	28
Rental	251	225	220
Other	16	14	13
General and administrative	99	86	81
Litigation settlement	4	41	3
Organizational and separation related	12	16	—
Consumer financing interest	31	41	47
Royalty fee	62	61	4
Impairment	1	—	324
Cost reimbursements	385	362	349

Total expenses	1,606	1,603	1,847

Gains and other income	1	9	2
Interest expense	(13)	(17)	—
Equity in earnings	—	1	—
Impairment (charges) reversals on equity investment	(1)	2	4

Income (loss) before income taxes	131	31	(217)
(Provision) benefit for income taxes	(51)	(24)	45

Net income (loss)	$80	$7	$(172)

Contract Sales

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Contract Sales
Vacation ownership	$679	$687	$(8)	(1%)
Residential products	15	1	14	NM

Total contract sales	$694	$688	$6	1%

NM = not meaningful

The $6 million increase in total contract sales was driven by $40 million, or 7 percent, of higher contract sales in our key North America segment, partially offset by $20 million of lower contract sales in our Asia Pacific segment (due to the closure of our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012) and $14 million of lower contract sales in our Europe segment ($11 million as we continued to sell through developer inventory and as $3 million as a result of higher rescission activity due to the extended rescission periods in our Europe segment during the second quarter of 2013).

The increase in contract sales in our North America segment included $14 million of higher residential contract sales, including $9 million associated with the continued execution of our strategy to dispose of excess inventory, and a $26 million, or 5 percent, increase in vacation ownership contract sales, which includes $9 million from the additional week in 2013. The increase in vacation ownership contract sales reflected an 8 percent increase in VPG to $3,200 in 2013 from $2,963 in the prior year. This increase in VPG was due to a nearly 4 percent price increase and a 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution. These increases were partially offset by a 3 percent decline in tours. The decline in tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We intend to increase tour flow through new programs aimed at generating existing owner tours and developing new sales channels targeted toward first-time buyers.

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Company-Owned
Vacation ownership	$687	$653	$34	5%
Residential products	1	5	(4)	(81%)

Subtotal	688	658	30	5%
Cancellation reversal	—	1	(1)	NM

Total company-owned contract sales	688	659	29	5%

Joint Venture
Vacation ownership	$—	$8	$(8)
Residential products	—	10	(10)

Subtotal	—	18	(18)
Cancellation reversal	—	3	(3)

Total joint venture contract sales	—	21	(21)

Total contract sales	$688	$680	$8	1%

The $30 million increase in total company-owned gross contract sales (before cancellation reversals) was driven by $52 million (10 percent) of higher contract sales in our key North America segment, partially offset by $13 million of lower contract sales in our Asia Pacific segment and $9 million of lower contract sales in our Europe segment as we continued to sell through developer inventory. The lower sales in our Asia Pacific segment were driven mainly by the closure of our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012 in accordance with our strategy to use more efficient on-site sales locations rather than off-site sales locations.

The increase in contract sales in our North America segment reflected an 18 percent increase in VPG to $2,963 in 2012 from $2,504 in the prior year. This increase in VPG in 2012 was due to a 2 percentage point increase in closing efficiency, resulting from improved marketing and sales execution, and a 2 percent price increase. This increase was partially offset by lower sales of our Ritz-Carlton inventory, which reflects the decision to scale back separate development activity for the luxury market and to aggregate future marketing and sales efforts for upscale and luxury inventory.

Development Margin

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Sale of vacation ownership products	$672	$618	$54	9%
Cost of vacation ownership products	(214)	(203)	(11)	(6%)
Marketing and sales	(316)	(329)	13	4%

Development margin	$142	$86	$56	64%

Development margin percentage	21.2%	14.0%	7.2 pts

The increase in revenues from the sale of vacation ownership products was due to $45 million of higher revenue reportability compared to the prior year, a $6 million increase in contract sales and $6 million of lower vacation ownership notes receivable reserve activity, partially offset by $3 million of higher plus points issued as sales incentives in the current period. Plus points will ultimately be recognized as rental revenues upon usage or expiration of the plus points rather than revenues from the sale of vacation ownership products. The $45 million of higher revenue reportability resulted from $30 million of higher revenue reportability in 2013 compared to $15 million of lower revenue reportability in the prior year. Revenue reportability was higher in the current year because the rescission period related to certain sales made in the current or prior periods expired during the current year, including $21 million of higher revenue reportability related to the impact of the extended rescission periods in our Europe segment, and because certain sales met the down payment requirement for revenue recognition purposes prior to the end of the current year. The lower reportability in the prior year reflected the fact that certain sales made during, or prior to, that period remained in the statutory rescission period or did not meet the down payment requirement for revenue recognition purposes prior to the end of the year, including $9 million of lower revenue reportability related to the impact of the extended rescission periods in our Europe segment.

The increase in development margin reflected a $33 million increase from higher contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to more efficient marketing and sales spending and a favorable mix of lower cost real estate inventory being sold, $27 million of higher revenue reportability year-over-year (including $18 million of higher revenue reportability related to the impact of the extended rescission periods in our Europe segment), $6 million of prior year charges related mainly to the closure of our Asia Pacific off-site sales locations in the fourth quarter of 2012, a $2 million benefit from lower vacation ownership notes receivable reserve activity, a $1 million prior year charge related to the settlement of a construction related dispute at one of our properties, and $1 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off as there were $1 million of higher than expected redemption costs in 2013 compared to $2 million of higher than expected redemption costs in 2012. These increases were partially offset by $12 million of lower favorable product cost true-ups ($18 million in 2013 compared to $30 million in the prior year) and $2 million of severance charges related to the restructuring of sales locations in Europe in early 2013.

The favorable product cost true-ups recorded in 2013 were the result of $12 million from increases in estimated future revenues associated with the sale of foreclosed inventory as well as changes in the sequencing of inventory into the MVCD program due to the continued reacquisition of previously sold inventory, $4 million from lower construction costs, and nearly $2 million from an increase in estimated future revenues associated with our Asia Pacific product.

The 7 percentage point improvement in the development margin percentage reflected a 3 percentage point increase due to higher revenue reportability year-over-year, a 3 percentage point increase from the lower cost of vacation ownership products due to a favorable mix of lower cost real estate inventory being sold, a 2 percentage point increase due to increased efficiency in marketing and sales spending and a 1 percentage point increase from lower year-over-year other expenses. These increases were partially offset by a 2 percentage point decrease due to the lower favorable product cost true-up activity compared to the prior year.

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Sale of vacation ownership products	$618	$627	$(9)	(1%)
Cost of vacation ownership products	(203)	(239)	36	15%
Marketing and sales	(329)	(341)	12	3%

Development margin	$86	$47	$39	82%

Development margin percentage	14.0%	7.6%	6.4 pts

While company-owned contract sales (before cancellation reversals) increased $30 million in 2012, revenues from the sale of vacation ownership products decreased $9 million from the prior year as a result of $33 million of lower revenue reportability and $6 million of higher vacation ownership notes receivable reserve activity due mainly to a favorable true-up recorded in 2011 for lower than estimated default and delinquency activity in our former Luxury segment. The $33 million of lower revenue reportability resulted from $15 million of lower revenue reportability in 2012 compared to $18 million of higher revenue reportability in the prior year. Revenue reportability was lower in 2012 because certain sales made during, or prior to, that period remained in the statutory rescission period or did not meet the down payment requirement for revenue recognition purposes prior to the end of the period, including $9 million related to the impact of the extended rescission periods in our Europe segment, and because certain financed sales did not meet the down payment requirement for revenue recognition purposes prior to the end of the year. Revenue reportability in 2011 was favorably impacted because certain 2010 sales did not meet the requirements for revenue recognition purposes until 2011, offset partially by the impact of certain sales that remained in the statutory rescission period as of the end of 2011, including $7 million related to the impact of the extended rescission periods in our Europe segment.

The increase in development margin reflects a $34 million increase from higher contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from more efficient marketing and sales spending and favorable mix of real estate inventory being sold, $28 million of favorable product cost true-ups ($30 million of favorable product cost true-ups in 2012 compared to $2 million in the prior year) and $9 million of charges incurred in the prior year, including $6 million of severance costs and $3 million of costs related to Americans with Disabilities Act (“ADA”) compliance and Hurricane Irene damage at our resort in the Bahamas. These increases were partially offset by a $20 million decrease due to lower revenue reportability year-over-year, including $3 million related to the impact of the extended rescission periods in our Europe segment, $6 million of charges related mainly to the closure of our Asia Pacific off-site sales locations in the fourth quarter of 2012, $3 million from higher vacation ownership notes receivable reserve activity, a $2 million charge related to higher than expected redemption costs associated with Marriott Rewards Points issued prior to the Spin-Off, and a $1 million charge related to the settlement of a construction related dispute at one of our properties.

The favorable product cost true-ups recorded in 2012 were the result of $24 million from increases in estimated sales revenues we expect to generate over the life of the projects, primarily due to adjustments to future volume and pricing assumptions based upon our sales experience to date, and $6 million from lower overall development costs on specific projects that are substantially completed.

The 6 percentage point improvement in the development margin percentage reflects a nearly 6 percentage point increase from lower cost of vacation ownership products due to nearly 5 percentage points of favorable product cost true-up activity and, to a lesser extent, a favorable mix of lower cost real estate inventory being sold, and a 5 percentage point increase from efficiencies in marketing and sales spending. These increases were partially offset by a 3 percentage point decline due to lower revenue reportability and a 1 percentage point decline related to higher vacation ownership notes receivable reserve activity in 2012.

Resort Management and Other Services Revenues, Expenses and Margin

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Management fee revenues	$70	$67	$3	4%
Other services revenues	190	186	4	3%

Resort management and other services revenues	260	253	7	3%
Resort management and other services expenses	(190)	(199)	9	4%

Resort management and other services margin	$70	$54	$16	29%

Resort management and other services margin percentage	26.7%	21.4%	5.3 pts

The increase in resort management and other services revenues reflected $4 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program and $3 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system. Our ancillary revenues were flat when compared to the prior year, reflecting the offset of a $9 million decline in revenues due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012 by a $9 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts.

The improvement in the resort management and other services margin reflected $5 million of additional annual club dues earned in connection with the MVCD program net of expenses, a $4 million benefit from the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012 that experienced an operating loss in 2012, $3 million of higher customer services margin resulting from lower operating expenses, a $2 million increase in management fees net of expenses and $2 million of higher ancillary revenues net of expenses at our resorts.

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

Financing Revenues, Expenses and Margin

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Interest income	$135	$145	$(10)	(7%)
Other financing revenues	6	6	—	0%

Financing revenues	141	151	(10)	(7%)
Financing expenses	(25)	(26)	1	7%

Financing margin	$116	$125	$(9)	(7%)

Financing propensity	42%	43%

The decrease in financing revenues was due to a $109 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $9 million decrease in financing margin from the prior year reflected the lower interest income, partially offset by lower expenses due to lower foreclosure activity.

Financing margin net of consumer financing interest expense increased $1 million to $85 million in 2013 from $84 million in the prior year. See “Consumer Financing Interest Expense” below for further discussion.

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Interest income	$145	$162	$(17)	(11%)
Other financing revenues	6	7	(1)	(3%)

Financing revenues	151	169	(18)	(10%)
Financing expenses	(26)	(28)	2	5%

Financing margin	$125	$141	$(16)	(11%)

Financing propensity	43%	43%

The decrease in financing revenues is due to a $138 million decline in the average gross vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $16 million decrease in financing margin from the prior year reflected the lower interest income, partially offset by nearly $2 million of lower expenses due to lower foreclosure activity.

Financing margin net of consumer financing interest expense declined $10 million to $84 million in 2012 from $94 million in the prior year. See “Consumer Financing Interest Expense” below for further discussion.

Rental Revenues, Expenses and Margin

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Rental revenues	$262	$225	$37	16%
Unsold maintenance fees—upscale	(54)	(49)	(5)	(12%)
Unsold maintenance fees—luxury	(12)	(11)	(1)	(12%)

Unsold maintenance fees	(66)	(60)	(6)	(12%)
Other expenses	(185)	(165)	(20)	(12%)

Rental margin	$11	$—	$11	NM

Rental margin percentage	4.1%	0.1%	4.0 pts

	Fiscal Years
	2013	2012	Change	% Change
Transient keys rented (1)	1,098,755	962,946	135,809	14%
Average transient key rate	$205.68	$189.30	$16.38	9%
Resort occupancy	90.0%	89.8%	0.2 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 14 percent increase in transient keys rented ($27 million), which were primarily sourced from an 8 percent increase in available keys (141,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, additional inventory from a new phase completed at one of our projects in Hawaii after the end of the second quarter of 2012 and a lower utilization of plus points for stays at our resorts, as well as a company-wide 9 percent increase in average transient rate ($18 million) driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by an $8 million decrease in plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program), and the corresponding decline in issuance of plus points as incentives for enrollment in the MVCD program.

The increase in rental margin reflected $16 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and higher unsold maintenance fees, as well as $3 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off ($4 million of higher than expected redemption costs in 2013 compared to $7 million of higher than expected redemption costs in 2012). These increases were partially offset by the $8 million decline in plus points revenue. The increase in unsold maintenance fees reflected the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012, as well as increased expenses associated with our inventory repurchase program.

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Rental revenues	$225	$212	$13	6%
Unsold maintenance fees—upscale	(49)	(49)	—	2%
Unsold maintenance fees—luxury	(11)	(16)	5	32%

Unsold maintenance fees	(60)	(65)	5	9%
Other expenses	(165)	(155)	(10)	(7%)

Rental margin	$—	$(8)	$8	104%

Rental margin percentage	0.1%	(4.0%)	4.1 pts

	Fiscal Years
	2012	2011	Change	% Change
Transient keys rented (1)	962,946	883,471	79,475	9%
Average transient key rate	$189.30	$186.57	$2.73	1%
Resort occupancy	89.8%	89.8%	0.0 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

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

Other

2013 Compared to 2012

	Fiscal Years
($ in millions)	2013	2012
Other revenues	$30	$30
Other expenses	(16)	(14)

Other revenues, net of expenses	$14	$16

Other revenues net of expenses decreased in 2013 compared to the prior year mainly as a result of higher expenses primarily due to more MVCD owners utilizing an external exchange company.

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

Cost Reimbursements

2013 Compared to 2012

Cost reimbursements increased $23 million, or 6 percent, over the prior year, reflecting an increase of $30 million in cost reimbursements due to higher costs (including $7 million due to the fact that 2013 had 53 weeks) and $6 million due to additional completed inventory in the current year, partially offset by $13 million of lower costs associated with the termination of two management contracts 2013.

2012 Compared to 2011

Cost reimbursements increased $13 million, or 3 percent, over the prior year, reflecting higher costs and the impact of growth across the system in 2012.

General and Administrative

2013 Compared to 2012

General and administrative expenses increased $13 million (from $86 million to $99 million) over the prior year due to $9 million of higher personnel related costs (including $1 million due to the fact that 2013 had 53 weeks), $8 million of higher legal expenses, $2 million of higher stand-alone public company costs and $1 million of higher audit related expenses. These increases were offset by $4 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting areas, $2 million from lower depreciation expense and $1 million from the favorable resolution of an international non-income tax matter.

2012 Compared to 2011

General and administrative expenses increased $5 million (from $81 million to $86 million) over the prior year due mainly to incremental stand-alone public company costs incurred in the current year and higher personnel related costs (in the form of higher bonus costs and merit-based compensation), offset partially by cost savings.

Litigation Settlement

2013

In the 2013 first quarter we reversed $1 million of the charge we recorded in 2012 based upon final settlement of the lawsuit related to The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”) described below that was pending at the end of 2012. In the fourth quarter of 2013 we recorded a $5 million charge related to the settlement of a lawsuit related to a project in our Europe segment. The plaintiffs in this lawsuit alleged breach of a partnership agreement and copyright infringement in connection with renovations at that project.

2012

In the 2012 fourth quarter we agreed to settle two lawsuits in which certain of our subsidiaries were defendants. The plaintiffs in the lawsuits, residential unit owners at the RCC San Francisco, questioned the adequacy of disclosures made prior to 2008, when our business was part of Marriott International, regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”) and their payment obligations with respect to such bonds. A third lawsuit was pending at the end of 2012 in which one owner at the RCC San Francisco had asserted similar claims. That lawsuit was settled in 2013.

As a result of the settlements and the pending lawsuit, we recorded a charge in connection with these matters of $41 million in the year ended December 28, 2012, of which $39 million was recorded in the fourth quarter of 2012. In addition, we repurchased units owned by certain of the plaintiffs in the settled lawsuits which were recorded in inventory at fair value less cost to sell of $13 million. We used Level 3 inputs in a discounted cash flow model to determine the fair value of these assets.

Organizational and Separation Related Efforts

2013 Compared to 2012 and 2012 Compared to 2011

Since the Spin-Off, Marriott International has continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements. In connection with our continued organizational and separation related activities, we have incurred expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology, and related finance and accounting organizations to support our needs as a public company.

Organizational and separation related expenses declined $4 million, from $16 million in 2012 to $12 million in 2013. In addition, $7 million of organizational and separation related costs were capitalized in 2013, compared to $2 million of capitalized costs in 2012. There were no organizational and separation related charges in 2011.

We expect to incur an additional $5 million to $8 million in connection with these organizational and separation related efforts through 2014, of which approximately $4 million is expected to be capitalized and amortized over the useful lives of the assets. Once completed, we expect these efforts will generate approximately $15 million to $20 million of annualized savings. Approximately $10 million of these incremental savings are reflected in our 2013 financial results.

Consumer Financing Interest Expense

2013 Compared to 2012

Consumer financing interest expense decreased $10 million (from $41 million to $31 million) due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($5 million) as well as a lower average interest rate ($5 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitizations of vacation ownership notes receivable.

2012 Compared to 2011

Consumer financing interest expense decreased $6 million (from $47 million to $41 million) due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs, partially offset by increases in interest expense and amortized costs associated with the Warehouse Credit Facility.

Interest Expense

2013 Compared to 2012

Interest expense decreased $4 million (from $17 million to $13 million) due to a $3 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under the Marriott Rewards Agreement and $1 million in capitalized interest costs.

2012 Compared to 2011

Interest expense increased $17 million (from $0 to $17 million) due to $8 million of expense associated with our liability for the Marriott Rewards customer loyalty program under the Marriott Rewards Agreement, $4 million of higher dividends associated with the preferred stock issued in connection with the Spin-Off, $3 million of lower capitalized interest costs, and $2 million of amortized costs associated with our Revolving Corporate Credit Facility.

Royalty Fee

2013 Compared to 2012 and 2012 Compared to 2011

Royalty fee expenses relate to amounts due under the License Agreements for periods subsequent to the Spin-Off. Royalty fee expense increased $1 million (from $61 million in 2012 to $62 million in 2013) due to the fact that 2013 had 53 weeks. Royalty fee expense increased $57 million (from $4 million in 2011 to $61 million in 2012) due to a full year of royalty fees in 2012 compared to six weeks of royalty fees in 2011.

Impairment

For additional information related to impairment charges, including how impairments were determined and the impairment charges grouped by product type and/or geographic location, see Footnote No. 16, “Impairment Charges,” to our Financial Statements.

2013

In 2013, we recorded $1 million of impairment charges related to a leased golf course at a project in our Europe segment.

2012

There were no impairment charges in 2012.

2011

In 2011, we recorded a pre-tax non-cash impairment charge of $324 million. As discussed in more detail in Footnote No. 16, “Impairment Charges,” to our Financial Statements, in 2011 management approved a plan to accelerate cash flow through the monetization of certain undeveloped and partially developed parcels of land and excess built luxury fractional and residential inventory.

Gains and Other Income

2013

Gains and other income of $1 million related to a gain on the disposition of a multi-family parcel in St. Thomas, U.S. Virgin Islands.

2012

Gains and other income of $9 million included an $8 million gain on the disposition of a golf course and related assets at one of our luxury projects.

2011

Gains and other income of $2 million included a gain on the disposition of excess inventory and land at one of our luxury projects.

Equity in Earnings

2013 compared to 2012

The $1 million decrease in equity in earnings in 2013 reflected $0 in 2013 compared to $1 million of earnings in 2012 related to our investment in a joint venture in our Asia Pacific segment.

2012 Compared to 2011

The $1 million increase in equity in earnings in 2012 reflected earnings related to our investment in a joint venture in our Asia Pacific segment.

Impairment (Charges) Reversals on Equity Investment

2013

In 2013, we increased our accrual by $8 million for remaining costs we expect to incur in connection with an interest in an equity method investment in a joint venture project in our North America segment. This was partially offset by $7 million of earnings attributed to a partial repayment of previously reserved receivables due from the same joint venture.

2012

In 2012, we reversed $2 million of a previously recorded impairment of an equity investment because the actual costs incurred to suspend the marketing and sales operations were lower than previously estimated.

2011

In 2011, we reversed nearly $4 million of our previously recorded impairment of an equity investment based on facts and circumstances surrounding the project, including favorable resolution of certain construction-related claims and contingent obligations to refund certain deposits relating to sales that had subsequently closed.

Income Tax

Our effective tax rate for fiscal years 2013, 2012 and 2011 was an expense of 39.23%, an expense of 80.08% and a benefit of 20.59% respectively. Our tax rate is affected by recurring items, such as non-deductible expenses, tax rates in foreign jurisdictions and the relative amount of income we earn in different jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following is a description of the items impacting our effective tax rate during the current and prior two years.

2013 Compared to 2012

Income tax expense increased by $27 million (from $24 million to $51 million) from the prior year. The increase in income tax expense in 2013 is primarily related to increases in income before income taxes in both U.S. and foreign jurisdictions. The increase in income before income taxes for foreign jurisdictions for 2013 is primarily attributable to the cumulative impact of the extended rescission periods in our Europe segment.

2012 Compared to 2011

Income tax expense increased by $69 million (from a benefit of $45 million to a provision of $24 million) from the prior year. The increase in income tax expense in 2012 is primarily related to an impairment charge recorded in the third quarter of 2011 resulting in the recording of a tax benefit in the prior year. The 2012 effective tax rate differs from the U.S. federal income tax rate of 35 percent due to the impact of foreign losses, for which no benefit is received in our U.S. income tax provision.

EBITDA

EBITDA, a financial measure that is not prescribed or authorized by GAAP, is defined as earnings, or net income, before interest expense (excluding consumer financing interest expense), provision for income taxes, depreciation and amortization. For purposes of our EBITDA calculation (which previously adjusted for consumer financing interest expense), we do not adjust for consumer financing interest expense because the associated debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. Further, we consider consumer financing interest expense to be an operating expense of our business. Prior year amounts have been reclassified to conform to our 2013 presentation.

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

EBITDA has limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, other companies in our industry may calculate EBITDA differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below shows our EBITDA calculation and reconciles that measure with Net income (loss).

	Fiscal Years
($ in millions)	2013	2012	2011
Net income (loss)	$80	$7	$(172)
Interest expense	13	17	—
Tax provision (benefit)	51	24	(45)
Depreciation and amortization	23	30	33

EBITDA	$167	$78	$(184)

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. Prior to 2013, our business was grouped into four reportable segments: North America, Luxury, Europe and Asia Pacific. Effective December 29, 2012, we combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our decision to scale back separate development activity for the luxury market and to aggregate future marketing and sales efforts for upscale and luxury inventory. Existing service standards and on-site management remain unaffected by our reporting changes. Prior year amounts have been recast for consistency with the current year’s presentation. See Footnote No. 19, “Business Segments,” to our Financial Statements for further information on our segments, and “Business—Segments” for further details regarding our individual properties by segment.

As of January 3, 2014, we operated the following 62 properties by segment:

	U.S. (1)	Non-U.S.	Total
North America	48	5	53
Europe	—	5	5
Asia Pacific	—	4	4

Total	48	14	62

(1)	Includes incorporated U.S. territories.

North America

	Fiscal Years
($ in millions)	2013	2012	2011
Revenues
Sale of vacation ownership products	$583	$532	$516
Resort management and other services	226	220	204
Financing	132	143	160
Rental	233	198	184
Other	29	29	29
Cost reimbursements	342	322	310

Total revenues	1,545	1,444	1,403

Expenses
Cost of vacation ownership products	184	176	205
Marketing and sales	270	260	263
Resort management and other services	161	171	170
Rental	222	196	190
Other	15	13	12
Litigation settlement	(1)	41	3
Organizational and separation related	—	1	—
Royalty fee	10	9	—
Impairment	—	—	117
Cost reimbursements	342	322	310

Total expenses	1,203	1,189	1,270

Gains and other income	1	9	2
Impairment (charges) reversals on equity investment	(1)	2	4

Segment financial results	$342	$266	$139

Contract Sales

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Contract Sales
Vacation ownership	$608	$582	$26	5%
Residential products	15	1	14	NM

Total contract sales	$623	$583	$40	7%

The increase in contract sales in our North America segment included $14 million of higher residential contract sales, including $9 million associated with the continued execution of our strategy to dispose of excess inventory, and a $26 million, or 5 percent, increase in vacation ownership contract sales, which includes $9 million from the additional week in 2013. The increase in vacation ownership contract sales reflected an 8 percent increase in VPG to $3,200 in 2013 from $2,963 in the prior year. This increase in VPG was due to a nearly 4 percent price increase and a 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution. These increases were partially offset by a 3 percent decline in tours. The decline in tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We intend to increase tour flow through new programs aimed at generating existing owner tours and developing new sales channels targeted toward first-time buyers.

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Company-Owned
Vacation ownership	$582	$526	$56	11%
Residential products	1	5	(4)	(81%)

Subtotal	583	531	52	10%
Cancellation reversal	—	1	(1)	NM

Total company-owned contract sales	583	532	51	10%

Joint Venture
Vacation ownership	$—	$8	$(8)
Residential products	—	10	(10)

Subtotal	—	18	(18)
Cancellation reversal	—	3	(3)

Total joint venture contract sales	—	21	(21)

Total contract sales	$583	$553	$30	6%

The increase in company-owned contract sales in our North America segment reflected an 18 percent increase in VPG to $2,963 in 2012 from $2,504 in the prior year. This increase in VPG was due to a 2 percentage point increase in closing efficiency resulting from improved marketing and sales execution and a 2 percent price increase. This increase was partially offset by lower residential sales, which reflects the decision to scale back development activity for the luxury market and aggregate future marketing and sales efforts for upscale and luxury inventory.

Development Margin

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Sale of vacation ownership products	$583	$532	$51	9%
Cost of vacation ownership products	(184)	(176)	(8)	(5%)
Marketing and sales	(270)	(260)	(10)	(4%)

Development margin	$129	$96	$33	33%

Development margin percentage	22.1%	18.2%	3.9 pts

The increase in revenues from the sale of vacation ownership products was due to the $40 million increase in contract sales, $9 million of higher revenue reportability in 2013 compared to the prior year, and $5 million of lower vacation ownership notes receivable reserve activity (due to lower estimated default and delinquency activity, net of higher contract sales volume and revenue reportability in 2013). These increases were partially offset by $3 million of higher plus points issued as sales incentives in the current year. Plus points will ultimately be recognized as rental revenues upon usage or expiration of the plus points rather than revenues from the sale of vacation ownership products. The $9 million of higher revenue reportability resulted from $5 million of higher revenue reportability in 2013 compared to $4 million of lower revenue reportability in the prior year. Revenue reportability was higher in the current year because certain sales met the down payment requirement for revenue recognition purposes prior to the end of the year, offset partially by the fact that certain sales made during the current year remained in the statutory rescission period at the end of the year. In the prior year, revenue reportability was lower because certain sales made during the prior year period did not meet the down payment requirement for revenue recognition purposes by the end of the year and certain sales made during the prior year period did not meet the rescission requirement for revenue recognition purposes by the end of the year.

The increase in development margin reflected a $33 million increase from higher contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost real estate inventory being sold and more efficient marketing and sales spending, $6 million of higher revenue reportability year-over-year, a $2 million benefit from lower vacation ownership notes receivable reserve activity, $1 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off ($1 million of higher than expected redemption costs in 2013 compared to $2 million of higher than expected redemption costs in 2012), $1 million of severance costs incurred in 2012 and a $1 million charge in 2012 related to the settlement of a construction related dispute at one of our properties. These increases were partially offset by $11 million of higher favorable product cost true-ups in the prior year ($16 million in 2013 compared to $27 million in 2012).

The favorable product cost true-ups recorded in 2013 were the result of $12 million from increases in estimated future revenues associated with the sale of foreclosed inventory as well as changes in the sequencing of inventory into the MVCD program due to the continued reacquisition of previously sold inventory and nearly $4 million from lower construction costs.

The 4 percentage point improvement in the development margin percentage reflected a 3 percentage point increase from the lower cost of vacation ownership products due to a favorable mix of lower cost real estate inventory being sold, a nearly 2 percentage point increase due to increased efficiency in marketing and sales spending, and a 1 percentage point increase due to higher revenue reportability year-over-year. These increases were partially offset by a 2 percentage point decrease due to the lower favorable product cost true-up activity compared to the prior year.

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Sale of vacation ownership products	$532	$516	$16	3%
Cost of vacation ownership products	(176)	(205)	29	14%
Marketing and sales	(260)	(263)	3	1%

Development margin	$96	$48	$48	101%

Development margin percentage	18.2%	9.4%	8.8 pts

The increase in revenues from the sale of vacation ownership products was due to the $52 million increase in company-owned contract sales, partially offset by $31 million of lower revenue reportability in 2012 compared to the prior year and a $5 million unfavorable change in the vacation ownership notes receivable reserve activity. The $5 million unfavorable change in the reserve activity was due to a favorable true-up recorded in 2011 for lower than estimated default and delinquency activity, partially offset by lower default and delinquency activity in 2012. The $31 million of lower revenue reportability resulted from $4 million of lower revenue reportability in 2012 compared to $27 million of higher revenue reportability in the prior year. Revenue reportability was impacted unfavorably in 2012 because certain financed sales did not meet the down payment requirement for revenue recognition purposes prior to the end of the period, while revenue reportability in 2011 was favorably impacted because certain 2010 financed sales did not meet the requirements for revenue recognition purposes until 2011.

The increase in development margin reflects a $38 million increase from higher contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) mainly from more efficient marketing and sales spending and a favorable mix of real estate inventory being sold, $27 million of favorable product cost true-ups ($27 million of favorable product cost true-ups in 2012 compared to $0 product cost true-ups in the prior year), and $6 million of charges incurred in the prior year, including $3 million of severance costs and $3 million related to ADA compliance and Hurricane Irene damage at our resort in the Bahamas. These increases were partially offset by a $17 million net impact from lower revenue reportability year-over-year, $2 million of higher vacation ownership notes receivable reserve activity, a $2 million charge related to higher than expected costs in 2012 associated with the redemption of Marriott Reward Points issued prior to the Spin-Off, $1 million of severance costs incurred in 2012 and a $1 million charge related to the settlement of a construction related dispute at one of our properties.

The favorable product cost true-ups recorded in 2012 were the result of $21 million from increases in estimated sales revenues we expect to generate over the life of the projects, primarily due to adjustments to future volume and pricing assumptions based upon our sales experience to date, and $6 million from lower overall development costs on specific projects that are substantially completed.

The 9 percentage point improvement in the development margin percentage primarily reflects a 7 percentage point increase from lower cost of vacation ownership products due to the favorable product cost true-up activity (5 percentage points) and, to a lesser extent, a favorable mix of lower cost real estate inventory being sold, a 4 percentage point increase from efficiencies in marketing and sales spending, and a 1 percentage point improvement from higher contract sales volume. These increases were partially offset by a 3 percentage point decline due to lower revenue reportability.

Resort Management and Other Services Revenues, Expenses and Margin

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Management fee revenues	$61	$58	$3	4%
Other services revenues	165	162	3	3%

Resort management and other services revenues	226	220	6	3%
Resort management and other services expenses	(161)	(171)	10	5%

Resort management and other services margin	$65	$49	$16	32%

Resort management and other services margin percentage	28.6%	22.3%	6.3 pts

The increase in resort management and other services revenues was driven by $4 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program and $3 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system. These increases were partially offset by $1 million of lower ancillary revenues, which reflected a $9 million decline due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012, partially offset by an $8 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts.

The improvement in the resort management and other services margin reflected $4 million of additional annual club dues earned in connection with the MVCD program net of expenses, a $4 million benefit from the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012 that experienced an operating loss in 2012, a $3 million increase in customer services margin resulting from lower operating expenses, $2 million of higher ancillary revenues net of expenses at our resorts, a $2 million increase in management fees net of expenses and $1 million of higher resales revenues net of expenses.

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Management fee revenues	$58	$55	$3	6%
Other services revenues	162	149	13	8%

Resort management and other services revenues	220	204	16	7%
Resort management and other services expenses	(171)	(170)	(1)	NM

Resort management and other services margin	$49	$34	$15	42%

Resort management and other services margin percentage	22.3%	16.8%	5.5 pts

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

The improvement in resort management and other services margin reflects $7 million of additional annual club dues earned in connection with the MVCD program net of expenses and lower variable enrollment costs due to fewer enrollments in 2012 than in the prior year, $4 million of higher ancillary revenues net of expenses, a $3 million increase in management fees and $1 million of higher resales revenues net of expenses.

Financing Revenues, Expenses and Margin

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Interest income	$126	$136	$(10)	(7%)
Other financing revenues	6	7	(1)	(1%)

Financing revenues	$132	$143	$(11)	(7%)

Financing propensity	40%	42%

The decrease in financing revenues was primarily due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. We expect financing propensity to remain at or near these levels in the future.

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Interest income	$136	$153	$(17)	(11%)
Other financing revenues	7	7	—	(3%)

Financing revenues	$143	$160	$(17)	(11%)

Financing propensity	42%	44%

The decrease in financing revenues was primarily due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflects our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

We hold a significant amount of luxury inventory in the North America segment and as such, have a corresponding obligation to pay maintenance fees on the real estate interests we own. Because vacation ownership interests in our luxury inventory often consist of multiple weeks, and require upscale fit and finishes and levels of service to meet Ritz-Carlton brand standards, maintenance fees for luxury inventory are much higher than for our other inventory. We mitigate the maintenance fee expense to the extent possible through open market rental and internal sales-related marketing programs; however, our opportunities to rent this inventory are limited due to contractual and legal restrictions.

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Rental revenues	$233	$198	$35	17%
Unsold maintenance fees—upscale	(49)	(43)	(6)	(12%)
Unsold maintenance fees—luxury	(11)	(11)	—	(12%)

Unsold maintenance fees	(60)	(54)	(6)	(12%)
Other expenses	(162)	(142)	(20)	(13%)

Rental margin	$11	$2	$9	NM

Rental margin percentage	4.5%	1.0%	3.5 pts

	Fiscal Years
	2013	2012	Change	% Change
Transient keys rented(1)	1,005,851	874,927	130,924	15%
Average transient key rate	$199.65	$181.65	$18.00	10%
Resort occupancy	90.7%	90.7%	0.0 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a 15 percent increase in transient keys rented ($25 million), which were primarily sourced from a 10 percent increase in available keys (159,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, additional inventory from a new phase completed at one of our projects in Hawaii after the end of the second quarter of 2012 and a lower utilization of plus points for stays at our resorts, as well as a 10 percent increase in average transient rate ($18 million) driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by an $8 million decrease in plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program) and corresponding decline in the issuance of plus points as incentives for enrollment in the MVCD program.

The increase in rental margin reflected $14 million of higher rental revenues net of direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees, as well as $3 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off ($4 million of higher than expected redemption costs in 2013 compared to $7 million of higher than expected redemption costs in 2012). These increases were partially offset by the $8 million decline in plus points revenue. The increase in unsold maintenance fees reflected the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012, as well as increased expenses associated with our inventory repurchase program.

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Rental revenues	$198	$184	$14	8%
Unsold maintenance fees—upscale	(43)	(40)	(3)	(6%)
Unsold maintenance fees—luxury	(11)	(16)	5	32%

Unsold maintenance fees	(54)	(56)	2	4%
Other expenses	(142)	(134)	(8)	(7%)

Rental margin	$2	$(6)	$8	134%

Rental margin percentage	1.0%	(3.1%)	4.1 pts

	Fiscal Years
	2012	2011	Change	% Change
Transient keys rented(1)	874,927	797,328	77,599	10%
Average transient key rate	$181.65	$176.55	$5.10	3%
Resort occupancy	90.7%	91.0%	(0.3 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues is primarily due to $14 million from a 10 percent increase in transient keys rented, which were primarily sourced from an 8 percent increase in available keys (117,000 additional available keys) due to more owners choosing to exchange their vacation ownership interests for alternative usage options (primarily usage of our Explorer program), and $4 million from a 3 percent increase in average transient rate driven by stronger consumer demand and mix of available inventory, partially offset by the recognition of $4 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The increase in rental margin reflects $15 million of higher rental revenues net of direct variable expenses (such as housekeeping) and expenses incurred due to owners choosing alternative usage options due to stronger rental demand and more effective monetization of the increased available keys, $2 million of lower maintenance fees on unsold inventory and a $2 million decline in subsidy expenses. This increase was partially offset by a $7 million charge related to higher than expected costs in 2012 associated with the redemption of Marriott Rewards Points issued prior to the Spin-Off, and the $4 million decrease in plus points revenue.

Europe

	Fiscal Years
($ in millions)	2013	2012	2011
Revenues
Sale of vacation ownership products	$55	$32	$44
Resort management and other services	30	29	31
Financing	4	4	5
Rental	22	20	21
Other	1	1	—
Cost reimbursements	29	26	28

Total revenues	141	112	129

Expenses
Cost of vacation ownership products	16	9	10
Marketing and sales	26	29	33
Resort management and other services	27	26	26
Rental	17	18	19
Other	1	1	1
Litigation settlement	5	—	—
Royalty fee	1	1	—
Impairment	1	—	2
Cost reimbursements	29	26	28

Total expenses	123	110	119

Segment financial results	$18	$2	$10

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Contract Sales
Vacation ownership	$34	$48	$(14)	(29%)

Total contract sales	$34	$48	$(14)	(29%)

The decline in contract sales reflected $11 million as we continued our strategy to sell through developer inventory and $3 million as a result of higher rescission activity due to the extended rescission periods in this segment during the second quarter of 2013.

2012 Compared to 2011

	Fiscal Years		Change	% Change
($ in millions)	2012	2011
Contract Sales
Vacation ownership	$48	$57	$(9)	(16%)

Total contract sales	$48	$57	$(9)	(16%)

The decline in contract sales reflected our strategy to sell through developer inventory.

Development Margin

2013 Compared to 2012

	Fiscal Years
($ in millions)	2013	2012	Change	% Change
Sale of vacation ownership products	$55	$32	$23	73%
Cost of vacation ownership products	(16)	(9)	(7)	(80%)
Marketing and sales	(26)	(29)	3	11%

Development margin	$13	$(6)	$19	NM

Development margin percentage	24.2%	(19.3%)	43.5 pts

The higher revenue from the sale of vacation ownership products reflected $36 million of higher revenue reportability and $1 million of lower vacation ownership notes receivable reserve activity, partially offset by a $14 million decline in contract sales. The $36 million of higher revenue reportability resulted from $25 million of higher revenue reportability in 2013 compared to $11 million of lower revenue reportability in the prior year. Revenue reportability was higher in the current year because the rescission period related to certain sales made in the current or prior periods expired before the end of the year, including $21 million of revenue reportability related to the impact of the extended rescission periods in this segment. The lower reportability in the prior year reflected the fact that certain sales made during or prior to that period remained in the statutory rescission period at the end of the period.

The increase in development margin reflected $18 million of higher revenue reportability year-over-year related to the impact of the extended rescission periods in this segment, a $3 million increase from lower contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost real estate inventory being sold, a $1 million benefit from the lower estimated default and delinquency activity and $1 million of severance in 2012 as a result of eliminating positions at a regional call center. These increases were partially offset by $2 million of severance charges related to the restructuring of sales locations in early 2013, a $1 million net impact from the higher rescission activity due to the extended rescission periods in this segment and $1 million of favorable product cost true-ups in 2012.

2012 Compared to 2011

	Fiscal Years
($ in millions)	2012	2011	Change	% Change
Sale of vacation ownership products	$32	$44	$(12)	(28%)
Cost of vacation ownership products	(9)	(10)	1	19%
Marketing and sales	(29)	(33)	4	11%

Development margin	$(6)	$1	$(7)	NM

Development margin percentage	(19.3%)	2.1%	(21.4 pts)

Revenues from the sale of vacation ownership products decreased $12 million from the prior year, driven by $9 million of lower contract sales, $2 million of lower revenue reportability and $1 million of higher vacation ownership notes receivable reserve activity. The $2 million of lower revenue reportability resulted from $11 million of lower revenue reportability in 2012 and $9 million of lower revenue reportability in the prior year. Revenue reportability was impacted unfavorably in both years as certain sales made during, or prior to, each period remained in the statutory rescission period as of the end of each year, including $9 million in 2012 and $7 million of revenue reportability in 2011 related to the impact of the extended rescission periods in this segment.

The development margin decline is due to a $5 million decrease in sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), a $3 million decrease due to lower revenue reportability related to the impact of the extended rescission periods in this segment), $1 million of higher vacation ownership notes receivable reserve activity and $1 million of severance in 2012 as a result of eliminating positions at a regional call center. These declines are partially offset by $3 million of legal costs in 2011.

Asia Pacific

	Fiscal Years
($ in millions)	2013	2012	2011
Revenues
Sale of vacation ownership products	$34	$54	$67
Resort management and other services	4	4	3
Financing	5	4	4
Rental	7	7	7
Cost reimbursements	14	14	11

Total revenues	64	83	92

Expenses
Cost of vacation ownership products	7	12	19
Marketing and sales	20	40	45
Resort management and other services	2	2	2
Rental	12	11	11
Royalty fee	1	1	—
Cost reimbursements	14	14	11

Total expenses	56	80	88

Equity in earnings	—	1	—

Segment financial results	$8	$4	$4

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

Contract Sales

2013 Compared to 2012

	Fiscal Years
($ in millions)	2013	2012	Change	% Change
Contract Sales
Vacation ownership	$37	$57	$(20)	(36%)

Total contract sales	$37	$57	$(20)	(36%)

The decline in contract sales reflected the closure of off-site sales locations in 2012, partially offset by improvements at existing sales locations. These changes resulted in a 53 percent decrease in sales tours and an $851 increase in VPG.

2012 Compared to 2011

	Fiscal Years
($ in millions)	2012	2011	Change	% Change
Contract Sales
Vacation ownership	$57	$70	$(13)	(19%)

Total contract sales	$57	$70	$(13)	(19%)

The decline in contract sales reflects the impact of 23 percent fewer tours due to the closure of our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012, partially offset by a $124 increase in VPG.

Development Margin

2013 Compared to 2012

	Fiscal Years
($ in millions)	2013	2012	Change	% Change
Sale of vacation ownership products	$34	$54	$(20)	(38%)
Cost of vacation ownership products	(7)	(12)	5	43%
Marketing and sales	(20)	(40)	20	50%

Development margin	$7	$2	$5	NM

Development margin percentage	19.1%	2.9%	16.2 pts

The increase in development margin was due to $4 million of charges related to the closure of our off-site sales locations in the fourth quarter of 2012. The lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) was flat compared to 2012 as the lower sales volumes were offset by more efficient marketing and sales spending at our existing sales locations in 2013. There were nearly $2 million of favorable product cost true-ups in 2013 and 2012.

2012 Compared to 2011

	Fiscal Years
($ in millions)	2012	2011	Change	% Change
Sale of vacation ownership products	$54	$67	$(13)	(20%)
Cost of vacation ownership products	(12)	(19)	7	35%
Marketing and sales	(40)	(45)	5	10%

Development margin	$2	$3	$(1)	(57%)

Development margin percentage	2.9%	5.4%	(2.5 pts)

The development margin decline was due to $4 million of charges related to the closure of our off-site sales locations in the fourth quarter of 2012, partially offset by $2 million of favorable product cost true-ups and $1 million from the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to the closure of our less efficient off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012. The favorable product cost true-up activity includes nearly $2 million of favorable product cost true-ups in 2012 and less than $1 million of unfavorable product cost true-ups in the prior year.

Corporate and Other

	Fiscal Years
($ in millions)	2013	2012	2011
Cost of vacation ownership products	$7	$6	$5
Financing	25	26	28
General and administrative	99	86	81
Organizational and separation related	12	15	—
Consumer financing interest	31	41	47
Royalty fee	50	50	4
Impairment	—	—	205

Total Expenses	$224	$224	$370

Corporate and Other consists of results not specifically attributable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, the fixed royalty fee payable under the License Agreements, as well as consumer financing interest expense.

2013 Compared to 2012

Total expenses were flat compared to the prior year. The decrease of $10 million of lower consumer financing interest expense, $3 million of lower organizational and separation related expenses and $1 million of lower financing expenses due to lower foreclosure activity, was offset by $13 million of higher general and administrative expenses and $1 million of higher cost of vacation ownership products.

The $10 million decline in consumer financing interest expense was due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($5 million) as well as a lower average interest rate ($5 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitizations of vacation ownership notes receivable.

The $13 million of higher general and administrative expense was due to $9 million of higher personnel related costs (including $1 million due to the fact that 2013 had 53 weeks), $8 million of higher legal expenses, $2 million of higher stand-alone public company costs and $1 million of higher audit related expenses. These increases were offset by $4 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting areas, $2 million from lower depreciation expense and $1 million from the favorable resolution of an international non-income tax matter.

2012 Compared to 2011

Total expenses decreased $146 million over the prior year. The $146 million decrease was the result of $205 million of impairment charges incurred in the prior year, $6 million of lower consumer financing interest expense and $2 million of lower financing expenses, partially offset by $46 million of higher royalty fees in 2012, $15 million of organizational and separation related costs incurred in 2012, $5 million of higher general and administrative expenses in 2012 and $1 million of higher cost of vacation ownership products in 2012 due to higher non-capitalizable development costs.

The $5 million increase in general and administrative expenses was due to $5 million of incremental stand-alone public company costs and $4 million of higher personnel related costs (in the form of higher bonus costs and merit-based compensation), partially offset by $4 million of cost savings).

Consumer financing interest expense decreased $6 million (from $47 million to $41 million) due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs, partially offset by interest expense and amortized costs associated with the Warehouse Credit Facility.

New Accounting Standards

See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for information related to our adoption of new accounting standards.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($200 million at the end of 2013), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of 2013, $674 million of the $678 million of total debt outstanding was non-recourse debt associated with vacation ownership notes receivable securitizations. In addition, we have $40 million of mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021; however, we may redeem the preferred stock after October 2016 at our option.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of 2013, we had $864 million of real estate inventory on hand, comprised of $369 million of finished goods, $151 million of work-in-process, and $344 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than or in line with cost of vacation ownership products for the near term. We also expect to sell excess Ritz-Carlton branded inventory and dispose of certain undeveloped and partially developed land over the next few years, and plan to sell additional Ritz-Carlton branded inventory through the MVCD program in order to generate incremental cash and reduce related carrying costs.

Our vacation ownership product offerings also allow us to utilize our real estate inventory efficiently. The majority of our sales are of a points-based product, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we have fewer resorts under construction at any given time and can better leverage successful sales locations at completed resorts than in periods before we launched the MVCD program. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs better position us to align our construction of real estate inventory with the pace of sale of vacation ownership products by slowing down or accelerating construction, as demand across our portfolio and market conditions dictate.

We intend to selectively pursue growth opportunities in North America and Asia by targeting high-quality inventory sources that allow us to add desirable new locations to our system, as well as new sales locations, through transactions that limit our capital investment. These “asset light” deals could be structured as turn-key developments with third-party partners, purchases of constructed inventory just prior to sale, or fee-for-service arrangements.

In 2012, we completed the sale of the golf course, clubhouse and spa formerly known as The Ritz-Carlton Golf Club and Spa, Jupiter, which was classified within our North America segment, for $34 million, including $5 million of cash and the assumption by the purchaser of liabilities with a book value of $29 million. We also recorded a net gain of $8 million related to this disposition.

On October 8, 2013, our Board of Directors authorized a share repurchase program under which we may purchase up to 3,500,000 shares of our common stock prior to March 28, 2015. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. In connection with the repurchase program, we are authorized to adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Exchange Act. During 2013 we repurchased 505,023 shares for $26 million, at an average price per share of $50.76. See Footnote No. 13, “Shareholders’ Equity,” to our Financial Statements for further information related to the share repurchase program.

During 2013, 2012 and 2011, we had net changes in cash and cash equivalents of $97 million, ($7) million and $84 million, respectively, including distributions to Marriott International of $64 million in 2011. The following table summarizes these changes:

	Fiscal Years
($ in millions)	2013	2012	2011
Cash provided by (used in):
Operating activities	$162	$163	$321
Investing activities	(36)	3	9
Financing activities
Net distribution to Marriott International	—	—	(64)
Other financing activities	(29)	(172)	(182)
Effect of change in exchange rates on cash and cash equivalents	—	(1)	—

Net change in cash and cash equivalents	$97	$(7)	$84

Cash from Operating Activities

In 2013, we generated $162 million of cash flows from operating activities, compared to $163 million in 2012 and $321 million in 2011. Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding vacation ownership notes receivable and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts or turnkey purchases of new inventory as well as funding our working capital needs.

Cash from operating activities in 2013 and 2012 was also impacted by items in connection with the Spin-Off. We paid approximately $29 million in 2013 and $68 million in 2012 for cash taxes to taxing authorities, nearly $61 million in 2013 and just over $48 million in 2012 for royalty fees under the Licensing Agreements, $20 million in 2012 for expenses associated with the Spin-Off, nearly $45 million in 2013 and $20 million in 2012 of higher net cash payments for Marriott Rewards Points and approximately $21 million in 2013 and $15 million in 2012 for costs associated with our organizational and separation related efforts. As a result of the increase in deferred tax liabilities associated with deferred sales of vacation ownership interests, we expect cash taxes to be less than our income tax expense in the near term.

We minimize working capital needs through cash management, strict credit-granting policies, and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing of sales contracts for vacation ownership products, the rate at which owners finance their vacation ownership purchase with us and cash outlays for real estate inventory acquisition and development.

We recorded $15 million of residential contract sales in 2013, as we continue to execute our strategy to dispose of excess inventory, including $5 million associated with three units at the RCC San Francisco, which we bought back as part of a legal settlement at the end of 2012. We expect to dispose of the remainder of these units in 2014, which should generate approximately $13 million of net cash proceeds.

In addition to net income (loss) and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real estate inventory spending less than cost of sales

	Fiscal Years
($ in millions)	2013	2012	2011
Real estate inventory spending	$(165)	$(120)	$(114)
Real estate inventory costs	199	187	224

Real estate inventory spending less than cost of sales	$34	$67	$110

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Operations related to sale of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the MVCD program, our spending for real estate inventory remained below the amount of real estate inventory costs in each of 2013, 2012 and 2011. We expect our real estate inventory spending to remain in line with or below real estate inventory costs in the near term.

Our real estate inventory spending in 2012 included $7 million required under a commitment to purchase vacation ownership units in our Asia Pacific segment upon completion of construction.

Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products for the next several years.

Notes receivable collections in excess of new mortgages

	Fiscal Years
($ in millions)	2013	2012	2011
Vacation ownership notes receivable collections — non-securitized	$113	$107	$103
Vacation ownership notes receivable collections — securitized	197	204	219
New vacation ownership notes receivable	(260)	(262)	(256)

Vacation ownership notes receivable collections in excess of new mortgages	$50	$49	$66

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable for all periods reported. Collections declined slightly in 2013 compared to 2012 due to the declining vacation ownership notes receivable balance. New vacation ownership notes receivable decreased slightly in 2013 compared to 2012 due to a slight decrease in financing propensity to 42 percent in 2013 from 43 percent in 2012, offset partially by an increase in vacation ownership product sales volumes. We expect financing propensity to remain at or near these levels in the future.

During 2013, and as of January 3, 2014, no securitized vacation ownership notes receivable pools were out of compliance with established performance parameters. For 2012 and 2011, approximately $1 million and $3 million of cash flows, respectively, were redirected as a result of receivable pools failing to meet established performance parameters during those years. See Footnote No. 10, “Debt,” to our Financial Statements for additional information regarding the failure of certain securitization pools to perform within established parameters and the resulting redirection of cash flows. At January 3, 2014, we had seven securitized vacation ownership notes receivable pools outstanding.

Cash from Investing Activities

	Fiscal Years
($ in millions)	2013	2012	2011
Capital expenditures for property and equipment (excluding inventory)	$(22)	$(17)	$(15)
Note collections	—	—	20
(Increase) decrease in restricted cash	(17)	12	(15)
Dispositions	3	8	19

Net cash (used in) provided by investing activities	$(36)	$3	$9

Capital expenditures for property and equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and ancillary offerings, such as food and beverage offerings at locations where these are provided.

In 2013, capital expenditures for property and equipment of $22 million included $14 million of spending to support business operations (including $11 million for ancillary and operations assets and $3 million for sales locations) and $8 million for technology spending (including $7 million for Spin-Off related initiatives).

In 2012, capital expenditures for property and equipment of $17 million included $12 million spent to support business operations (including $9 million for ancillary and operations assets and $3 million for sales locations) and $5 million for technology spending (including $2 million for Spin-Off related initiatives).

In 2011, capital expenditures for property and equipment of $15 million included $10 million for technology spending (including $7 million related to systems enhancements supporting the MVCD program and $2 million for Spin-Off related initiatives) and $5 million to support business operations (including $3 million for ancillary and operations assets and $2 million for sales locations).

Note collections

Note collections in 2011 relate to monies collected from a related party.

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

The 2013 increase in restricted cash mainly reflects $14 million of higher cash collections for maintenance fees to be remitted to certain property owners’ associations subsequent to the end of 2013 and $3 million of higher cash collected mainly in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2013.

The 2012 decrease in restricted cash mainly reflects $11 million of lower cash collected in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2012 (due to four fewer securitized pools outstanding in 2012 as compared to 2011) and, to a lesser extent, lower cash collections for maintenance fees to be remitted to certain property owners’ associations.

The 2011 increase in restricted cash reflects higher cash collections for maintenance fees to be remitted to certain property owners’ associations.

Dispositions

Dispositions of property and assets generated cash proceeds of $3 million in 2013, $8 million in 2012 and $19 million in 2011. The 2013 dispositions related to the sale of a multi-family parcel and several lots in St. Thomas, U.S. Virgin Islands. The 2012 dispositions primarily related to a disposition of a golf course and related assets at one of our luxury projects (which were classified as property and equipment and other liabilities within our North America segment) for cash of $5 million which generated a net gain of $8 million. The $19 million of dispositions in 2011 primarily related to the bulk sale of excess land and developed inventory (which were classified as inventory within our North America segment).

Cash from Financing Activities

	Fiscal Years
($ in millions)	2013	2012	2011
Borrowings from securitization transactions
Bonds payable on securitized vacation ownership notes receivable	$250	$238	$—
Warehouse Credit Facility	111	—	125

Subtotal	361	238	125

Repayment of debt related to securitization transactions
Bonds payable on securitized vacation ownership notes receivable	(250)	(293)	(287)
Warehouse Credit Facility	(111)	(118)	(8)

Subtotal	(361)	(411)	(295)

Borrowings on Revolving Corporate Credit Facility	25	15	1
Repayment on Revolving Corporate Credit Facility	(25)	(15)	(1)
Debt issuance costs	(5)	(7)	(10)
Repayment of third party debt	—	—	(2)
Purchase of treasury stock	(26)	—	—
Proceeds from stock option exercises	4	9	—
Excess tax benefits from share-based compensation	3	3	—
Payment of withholding taxes on vesting of restricted stock units	(5)	(4)	—
Net distribution to Marriott International	—	—	(64)

Net cash used in financing activities	$(29)	$(172)	$(246)

Renewal of Warehouse Credit Facility

During 2013, we entered into an amendment (the “Amendment”) to certain of the agreements associated with the Warehouse Credit Facility. As a result of the Amendment, the revolving period was extended to September 5, 2015, and borrowings under the Warehouse Credit Facility bear interest at a rate based on a blend of the one-month LIBOR and bank conduit commercial paper rates plus 1.2 percent per annum and are generally limited at any point to the sum of the products of the applicable advance rates and the eligible vacation ownership notes receivable at such time. The Amendment also expands the eligibility for certain collateral by permitting some vacation ownership notes receivable from domestic borrowers with low or no credit scores to be securitized through the Warehouse Credit Facility. Other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the Amendment. In addition to the amendments described above, the Amendment also includes certain modifications intended to comply with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and A Global Regulatory Framework for More Resilient Banks and Banking Systems developed by the Basel Committee on Banking Supervision, initially published in December 2010 and generally referred to as “Basel III.”

At January 3, 2014, no amounts were outstanding under the Warehouse Credit Facility and $78 million of gross vacation ownership notes receivable were eligible for securitization.

Revolving Corporate Credit Facility

During 2013, we entered into a First Amendment (the “Credit Agreement Amendment”) to the Revolving Corporate Credit Facility. Pursuant to the Revolving Corporate Credit Facility, the maximum ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the Revolving Corporate Credit Facility) that we are required to maintain was 6 to 1 through the end of the first quarter of 2013, decreasing to 5.75 to 1 through the end of the first quarter of 2014, and to 5.25 to 1 thereafter. Prior to the Credit Agreement Amendment, the ratio we were required to maintain was 6 to 1 through the end of the first quarter of 2013, then 5.25 to 1 through the end of the 2014 fiscal year, and 4.75 to 1 thereafter. In addition, the Credit Agreement Amendment provides for certain amendments to the definitions of “Consolidated Adjusted EBITDA” and “Consolidated Total Debt” that will provide us with additional flexibility.

In addition to the changes described above, the Credit Agreement Amendment also includes modifications intended to comply with certain provisions of the Dodd-Frank Act regarding the guarantee of foreign exchange and interest rate swap transactions by certain of our subsidiaries that guarantee our obligations under the Revolving Corporate Credit Facility. On June 12, 2013, we also entered into a First Amendment to our November 2012 amended and restated guarantee and collateral agreement (the “Guarantee and Collateral Agreement”), which modified the Guarantee and Collateral Agreement to comply with the provisions of the Dodd-Frank Act described above.

At January 3, 2014, no amounts were outstanding under the Revolving Corporate Credit Facility, however we had $1 million of letters of credit outstanding.

Issuance / repayments of debt related to securitizations

We reflect proceeds from securitizations of vacation ownership notes receivable, including draw downs on the Warehouse Credit Facility, as “Borrowings from securitization transactions,” and we reflect repayment of bonds associated with vacation ownership notes receivable securitizations and on the Warehouse Credit Facility (including vacation ownership notes receivable repurchases) as “Repayment of debt related to securitization transactions.” We account for our securitizations of vacation ownership notes receivable as secured borrowings and therefore do not recognize a gain or loss as a result of the transaction. The results of operations for the securitization entities are consolidated within our results of operations as these entities are variable interest entities for which we are the primary beneficiary.

During 2013, we completed the securitization of a pool of $263 million of vacation ownership notes receivable, including $116 million of vacation ownership notes receivable that were previously securitized in the Warehouse Credit Facility. In connection with the securitization, investors purchased $250 million in vacation ownership loan backed notes from the MVW Owner Trust 2013-1 (the “2013-1 Trust”) in a private placement. Two classes of vacation ownership loan backed notes were issued by the 2013-1 Trust: $224 million of Class A Notes and $26 million of Class B Notes. The Class A Notes have an interest rate of 2.15 percent and the Class B Notes have an interest rate of 2.74 percent, for an overall weighted average interest rate of 2.21 percent. As consideration for the securitization of the vacation ownership notes receivable, we received initial gross cash proceeds (before transaction expenses and required reserves) of approximately $250 million ($246 million after transaction expenses and required reserves), and a subordinated residual interest in the 2013-1 Trust through which we expect to realize the remaining value of the vacation ownership notes receivable over time. Of this amount, approximately $98 million was used to repay amounts previously drawn under the Warehouse Credit Facility, and the remainder will be used for general corporate purposes.

During 2012, we completed the securitization of a pool of $250 million of vacation ownership notes receivable, including $122 million of vacation ownership notes receivable that were previously securitized in the Warehouse Credit Facility. In connection with the securitization, investors purchased $238 million in vacation ownership loan backed notes from the Marriott Vacation Club Owner Trust 2012-1 (the “2012-1 Trust”) in a private placement. Two classes of vacation ownership loan backed notes were issued by the 2012-1 Trust: $210 million of Class A Notes and $28 million of Class B Notes. The Class A Notes have an interest rate of 2.51 percent and the Class B Notes have an interest rate of 3.50 percent, for an overall weighted average interest rate of 2.625 percent. As consideration for the securitization of the vacation ownership notes receivable, we received initial gross cash proceeds (before transaction expenses and required reserves) of approximately $238 million ($233 million after transaction expenses and required reserves), and a subordinated residual interest in the 2012-1 Trust through which we expect to realize the remaining value of the vacation ownership notes receivable over time. Of this amount, approximately $101 million was used to repay amounts previously drawn under the Warehouse Credit Facility, and the remainder will be used for general corporate purposes.

Debt issuance costs

Debt issuance costs in 2013 included $4 million associated with the 2013 vacation ownership notes receivable securitization and a combined $1 million related to the renewal of the Warehouse Credit Facility and the amendment of the Revolving Corporate Credit Facility during the year. Debt issuance costs in 2012 included $4 million associated with the 2012 vacation ownership notes receivable securitization and $3 million associated with the amendment and restatement of both the Warehouse Credit Facility and the Revolving Corporate Credit Facility during 2012. Debt issuance costs in 2011 include costs for the establishment of the Warehouse Credit Facility, the Revolving Corporate Credit Facility and the mandatorily redeemable preferred stock of our consolidated subsidiary, which for GAAP purposes is treated as debt.

Repayment of third party debt

Our repayment of third-party debt in 2011 related to the repayment of borrowings we used to finance a sales center in our Asia Pacific segment in accordance with contractual terms. We have no further obligations as of the end of 2011, 2012 or 2013.

Share Repurchase Program

As discussed above, in conjunction with our share repurchase program, we repurchased 505,023 shares of our common stock for $26 million, at an average price per share of $50.76 during 2013. See Footnote No. 13, “Shareholders’ Equity,” to our Financial Statements for further information related to the share repurchase program.

Net distribution to Marriott International

The net distribution to Marriott International in 2011 represents net cash transactions with Marriott International through the date of Spin-Off. See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for further information related to cash management activities prior to Spin-Off.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of the end of 2013:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Debt(1)	$770	$136	$256	$151	$227
Mandatorily redeemable preferred stock of consolidated subsidiary(1)	79	5	10	10	54
Liability for Marriott Rewards customer loyalty program(2)	129	37	92	—	—
Operating leases	97	13	19	15	50
Purchase obligations(3)	46	15	22	8	1
Other long-term obligations	8	8	—	—	—

Total contractual obligations	$1,129	$214	$399	$184	$332

(1)	Includes principal as well as interest payments and is paid with proceeds from the collection of vacation ownership notes receivable.
(2)	Includes interest accretion.
(3)	Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected herein represent expected funding under such contracts. Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

We have joined in the Marriott International U.S. Federal tax consolidated filing for periods up to the date of the Spin-Off. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year as a result of audits by other tax jurisdictions, the amount of our liability for unrecognized tax benefits could change as a result of these audits. See Footnote No. 2, “Income Taxes,” to our Financial Statements for additional information.

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of the guarantees to lenders generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as notes mature or are repaid. Our exposure under such guarantees as of January 3, 2014 in the Asia Pacific and North America segments was $13 million and $3 million, respectively, and the underlying debt to third-party lenders will mature between 2014 and 2022.

For additional information on these guarantees and the circumstances under which they were entered into, see the “Guarantees” caption within Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements.

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

Please see Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for further information on accounting policies that we believe to be critical, including our policies on:

Revenue recognition for vacation ownership products, including how we recognize revenue using the percentage-of-completion method of accounting;

Marriott Rewards customer loyalty program, including how we determine our redemption obligation for Marriott Rewards Points issued prior to 2012;

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

Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, currency exchange rates, and debt prices. We manage our exposure to these risks by monitoring available financing alternatives, through pricing policies that may take into account currency exchange rates, and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or currency rates or how we manage such exposure in the future.

Our Warehouse Credit Facility provides variable rate financing when we place consumer loans we originate primarily in support of our North American business into that facility. We may manage the interest rate risk of this facility by entering into derivative contracts such as swaps or caps that are traditionally utilized in warehouse funding arrangements. We intend to securitize vacation ownership notes receivable in the ABS market at least annually. For these types of transactions or arrangements, we expect to secure fixed rate funding to match our fixed rate vacation ownership notes receivable. However, if we have floating rate debt in the future, we plan to hedge the interest rate risk using derivative instruments. Changes in interest rates may impact the fair value of our fixed rate long-term debt.

From time to time, we may use derivative instruments to reduce market risks due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of the Warehouse Credit Facility. As of January 3, 2014, we were not party to any material derivative interest rates or hedges.

Please see Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for additional information associated with derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of the end of 2013 for our financial instruments that are impacted by market risks:

		Maturities by Period
($ in millions)	Average Interest Rate	2014	2015	2016	2017	2018	Thereafter	Total Carrying Value	Total Fair Value
Assets — Maturities represent expected principal receipts, fair values represent assets
Vacation ownership notes receivable — non-securitized	11.5%	$60	$34	$27	$22	$20	$88	$251	$267
Vacation ownership notes receivable — securitized	12.9%	$107	$108	$105	$96	$77	$226	$719	$865
Liabilities — Maturities represent expected principal payments, fair values represent liabilities
Non-recourse debt associated with vacation ownership notes receivable securitizations	3.5%	$(112)	$(113)	$(109)	$(77)	$(58)	$(205)	$(674)	$(695)
Mandatorily redeemable preferred stock of consolidated subsidiary	12.0%	$—	$—	$—	$—	$—	$(40)	$(40)	$(44)
Other debt	8.35%	$—	$—	$—	$—	$—	$(4)	$(4)	$(4)

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are contained on pages F-1 through F-45 of this Annual Report. See Item 15(a)(1) for a listing of financial statements provided in this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

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

Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2013, we ceased using Marriott International as our primary wide area network and directory services provider. We deployed new hardware and software to create our own separate network and directory services to facilitate end user and application authentication and we implemented new internal controls over financial reporting related to the operation and security of the new network.

Other than those noted above, there were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with our 2014 Annual Meeting of Shareholders by reference in this Annual Report.

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate this information by reference to “Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of our Board,” “Transactions with Related Persons” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Conduct below.

Executive Officers

Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 14, 2014, except where indicated.

Name and Title	Age	Business Experience
Stephen P. Weisz President and Chief Executive Officer	63	Stephen P. Weisz has served as our President since 1996 and as our Chief Executive Officer since 2011. Mr. Weisz joined Marriott International in 1972. Over his 39-year career with Marriott International, he held a number of leadership positions in the Lodging division, including Regional Vice President of the Mid-Atlantic Region, Senior Vice President of Rooms Operations, and Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994 before being named to lead our company in 1996. He currently serves as a Trustee of the American Resort Development Association and is on the Board of Trustees of Children’s Miracle Network.
R. Lee Cunningham Executive Vice President and Chief Operating Officer	54	R. Lee Cunningham has served as our Executive Vice President and Chief Operating Officer since December 2012. From 2007 to December 2012, he served as our Executive Vice President and Chief Operating Officer – North America and Caribbean. Mr. Cunningham joined Marriott International in 1982 and held various front office assignments at Marriott hotels in Atlanta, Scottsdale, Miami, Kansas City, and Washington, D.C. In 1990, he became one of Marriott International’s first revenue management-focused associates and held roles at property, regional and corporate levels. Mr. Cunningham joined our company in 1997 as Vice President of Revenue Management and Owner Service Operations.
Clifford M. Delorey Executive Vice President and Chief Resort Experience Officer	53	Clifford M. Delorey has served as our Executive Vice President and Chief Resort Experience Officer since October 2012. From May 2011 to October 2012, Mr. Delorey served as Vice President of Operations for the Middle East and Africa region for Marriott International. From April 2006 to May 2011, he served as our Vice President of Operations for the East region. Mr. Delorey joined Marriott International in 1981 and served in a number of operational roles, including Director of International Operations.
John E. Geller, Jr. Executive Vice President and Chief Financial Officer	46	John E. Geller, Jr. has served as our Executive Vice President and Chief Financial Officer since 2009. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer. In 2008, he led finance and accounting for Marriott International’s North American Lodging Operation’s West region as Chief Financial Officer. Mr. Geller began his professional career at Arthur Andersen, where he was promoted to audit partner in its real estate and hospitality practice in 2000. During 2002 and 2003, he was an audit partner with Ernst & Young in its real estate and hospitality practice. Mr. Geller served as Chief Financial Officer at AutoStar Realty in 2004.

Name and Title	Age	Business Experience
James H Hunter, IV Executive Vice President and General Counsel	51	James H Hunter, IV has served as our Executive Vice President and General Counsel since November 2011. Prior to that time, he had served as Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994 as Corporate Counsel and was promoted to Senior Counsel in 1996 and Assistant General Counsel in 1998. While at Marriott International, he held several leadership positions supporting development of Marriott’s lodging brands in all regions worldwide. Prior to joining Marriott International, Mr. Hunter was an associate at the law firm of Davis, Graham & Stubbs in Washington, D.C.
Lizabeth Kane-Hanan Executive Vice President and Chief Growth and Inventory Officer	47	Lizabeth Kane-Hanan has served as our Executive Vice President and Chief Growth and Inventory Officer since November 2011. Prior to that time, she had served as our Senior Vice President, Resort Development and Planning, Inventory and Revenue Management and Product Innovation since 2009. Ms. Kane-Hanan joined our company in 2000, and has nearly 25 years of hospitality industry experience. Before joining Marriott International, she spent 14 years in public accounting and advisory firms, including Arthur Andersen and Horwath Hospitality, where she specialized in real estate strategic planning, acquisitions and development. At our company, she has held several leadership positions of increasing responsibility.
Brian E. Miller Executive Vice President and Chief Sales and Marketing Officer	50	Brian E. Miller has served as our Executive Vice President and Chief Sales and Marketing Officer since November 2011. Prior to that time, he had served as our Senior Vice President, Sales and Marketing and Service Operations since 2007. Mr. Miller joined our company in 1991 as National Director of Marketing Operations and has more than 25 years of vacation ownership marketing and sales expertise. In 1994, he was promoted to Vice President of Marketing. From 1995 to 2000, he served as Regional Vice President of Sales and Marketing for the Europe and Middle East region based in London. He left our company briefly, but returned in 2001 to assume the role of Senior Vice President, Sales and Marketing.
Dwight D. Smith Executive Vice President and Chief Information Officer	53	Dwight D. Smith has served as our Executive Vice President and Chief Information Officer since December 2011. Prior to that time, he served as our Senior Vice President and Chief Information Officer since 2006. Mr. Smith joined Marriott International in 1988 as Senior Manager and then Director of Information Resources for Roy Rogers Restaurants. He worked from 1982 to 1988 at Andersen Consulting as Staff Consultant and then Consulting Manager in the advanced technology group. Mr. Smith moved to our corporate headquarters in 1990.
Michael E. Yonker Executive Vice President and Chief Human Resources Officer	55	Michael E. Yonker has served as our Executive Vice President and Chief Human Resources Officer since December 2011. Prior to that time, he served as our Chief Human Resources Officer since 2010. Mr. Yonker joined Marriott International in 1983 as Assistant Controller at the Lincolnshire Marriott Resort in Chicago. While at Marriott International, he held a number of positions with increasing responsibility in both the finance and human resources areas. From 1996 to 1998, he was the Area Director of Human Resources, supporting the mid-central region at Sodexho Marriott. He returned to Marriott International in 1998 as Vice President, Human Resources supporting the Midwest Region and was named our Vice President, Human Resources in 2007 supporting global operations.

Code of Conduct

Our Board of Directors has adopted a code of conduct, our Business Conduct Guide, that applies to all of our directors, officers and associates, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Our Business Conduct Guide is available in the Investor Relations section of our website (www.marriottvacationsworldwide.com) and is accessible by clicking on “Corporate Governance.” Any amendments to our Business Conduct Guide and any grant of a waiver from a provision of our Business Conduct Guide requiring disclosure under applicable SEC rules will be disclosed at the same location as the Business Conduct Guide in the Investor Relations section of our website located at www.marriottvacationsworldwide.com.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2014.

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

Principal Executive Officer:

/s/ Stephen P. Weisz Stephen P. Weisz	President, Chief Executive Officer and Director

Principal Financial Officer:

/s/ John E. Geller, Jr. John E. Geller, Jr.	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ Laurie A. Sullivan Laurie A. Sullivan	Senior Vice President, Corporate Controller and Chief Accounting Officer

Directors:

/s/ William J. Shaw William J. Shaw, Chairman	/s/ Melquiades R. Martinez Melquiades R. Martinez, Director

/s/ C.E. Andrews C.E. Andrews, Director	/s/ William W. McCarten William W. McCarten, Director

/s/ Raymond L. Gellein, Jr. Raymond L. Gellein, Jr., Director	/s/ Dianna F. Morgan Dianna F. Morgan, Director

/s/ Thomas J. Hutchison III Thomas J. Hutchison III, Director

INDEX TO EXHIBITS

The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Marriott Vacations Worldwide Corporation, 6649 Westwood Blvd., Orlando, FL 32821, Attention: Corporate Secretary.

Exhibit No.	Description

2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on October 14, 2011).

10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.2	Letter Agreement, dated as of February 21, 2013, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, supplementing the License, Services, and Development Agreement filed as Exhibit 10.2 hereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2013).

10.3	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.4	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.5	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.6	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement filed as Exhibit 10.5 hereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 18, 2012).

10.7	Marriott Rewards Affiliation Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.8	Non-Competition Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.9	Omnibus Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.10	First Amendment to Services Exhibit, dated as of October 10, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation to the Omnibus Transition Services Agreement filed as Exhibit 10.9 hereto (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 22, 2013).

10.11	Information Resources Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

Exhibit No.	Description

10.12	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan.*

10.13	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.14	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.15	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.16	Form of Non-Employee Director Share Award Confirmation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.17	Form of Non-Employee Director Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 21, 2012).*

10.18	Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.19	Form of Participation Agreement for Change in Control Severance Plan – Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.20	Marriott Vacations Worldwide Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2013).*

10.21	Non-Competition Agreement for Approved Retirees dated as of December 6, 2012 made by Robert A. Miller in favor of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 22, 2013).*

10.22	Independent Contractor Agreement dated as of January 2, 2013 between Marriott Ownership Resorts, Inc. and RAMCO Advisors, LLC (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 22, 2013).*

10.23	Second Amended and Restated Indenture and Servicing Agreement, entered into September 11, 2012 and dated as of September 1, 2012, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2012).

10.24	Amended and Restated Sale Agreement, entered into September 11, 2012 and dated as of September 1, 2012, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2012).

10.25	Omnibus Amendment No. 1, dated January 15, 2013, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other parties named therein to, among other agreements, the Second Amended and Restated Indenture and Servicing Agreement filed as Exhibit 10.23 hereto and the Amended and Restated Sale Agreement filed as Exhibit 10.24 hereto (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 22, 2013).

10.26	Omnibus Amendment No. 2, dated September 6, 2013, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other parties named therein to, among other agreements, the Second Amended and Restated Indenture and Servicing Agreement filed as Exhibit 10.23 hereto and the Amended and Restated Sale Agreement filed as Exhibit 10.24 hereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 9, 2013).

10.27	Amendment and Restatement Agreement, dated as of November 30, 2012, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., certain subsidiaries of Marriott Vacations Worldwide Corporation, JPMorgan Chase Bank, N.A., and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2012).

10.28	Amended and Restated Credit Agreement, dated as of November 30, 2012, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as co-syndication agents (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2012).

Exhibit No.	Description

10.29	First Amendment, dated June 12, 2013, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Agreement filed as Exhibit 10.28 hereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2013).

10.30	Second Amendment, dated October 4, 2013, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Agreement filed as Exhibit 10.28 hereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2013).

10.31	Amended and Restated Guarantee and Collateral Agreement, dated as of November 30, 2012, made by Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and certain subsidiaries of Marriott Vacations Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions or entities from time to time parties to the Amended and Restated Credit Agreement filed as Exhibit 10.33 hereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 30, 2012).

10.32	First Amendment, dated June 12, 2013, made by Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., and certain subsidiaries of Marriott Vacations Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Guarantee and Collateral Agreement filed as Exhibit 10.31 hereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 13, 2013).

21.1	Subsidiaries of Marriott Vacations Worldwide Corporation.

23.1	Consent of Ernst & Young, LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) Consolidated Statements of Operations for the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011; (iii) the Consolidated Balance Sheets at January 3, 2014 and December 28, 2012; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011; and (v) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011.

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

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance on prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of January 3, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott Vacations Worldwide Corporation:

We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). Marriott Vacations Worldwide Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Marriott Vacations Worldwide Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott Vacations Worldwide Corporation as of January 3, 2014 and December 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2014 and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott Vacations Worldwide Corporation:

We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation as of January 3, 2014 and December 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott Vacations Worldwide Corporation at January 3, 2014 and December 28, 2012 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2014 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

February 27, 2014

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years 2013, 2012 and 2011

(In millions, except per share amounts)

	2013	2012	2011
REVENUES
Sale of vacation ownership products	$672	$618	$627
Resort management and other services	260	253	238
Financing	141	151	169
Rental	262	225	212
Other	30	30	29
Cost reimbursements	385	362	349

TOTAL REVENUES	1,750	1,639	1,624

EXPENSES
Cost of vacation ownership products	214	203	239
Marketing and sales	316	329	341
Resort management and other services	190	199	198
Financing	25	26	28
Rental	251	225	220
Other	16	14	13
General and administrative	99	86	81
Litigation settlement	4	41	3
Organizational and separation related	12	16	—
Consumer financing interest	31	41	47
Royalty fee	62	61	4
Impairment	1	—	324
Cost reimbursements	385	362	349

TOTAL EXPENSES	1,606	1,603	1,847

Gains and other income	1	9	2
Interest expense	(13)	(17)	—
Equity in earnings	—	1	—
Impairment (charges) reversals on equity investment	(1)	2	4

INCOME (LOSS) BEFORE INCOME TAXES	131	31	(217)
(Provision) benefit for income taxes	(51)	(24)	45

NET INCOME (LOSS)	$80	$7	$(172)

Basic earnings (loss) per share	$2.25	$0.19	$(5.12)

Shares used in computing basic earnings (loss) per share	35.4	34.4	33.7

Diluted earnings (loss) per share	$2.18	$0.18	$(5.12)

Shares used in computing diluted earnings (loss) per share	36.6	36.2	33.7

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Fiscal Years 2013, 2012 and 2011

(In millions)

	2013	2012	2011
Net income (loss)	$80	$7	$(172)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	2	(9)

Total other comprehensive income (loss), net of tax	2	2	(9)

COMPREHENSIVE INCOME (LOSS)	$82	$9	$(181)

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

Fiscal Year-End 2013 and 2012

(In millions, except share and per share data)

	2013	2012
ASSETS
Cash and cash equivalents	$200	$103
Restricted cash (including $34 and $31 from VIEs, respectively)	86	68
Accounts and contracts receivable (including $5 and $5 from VIEs, respectively)	109	100
Vacation ownership notes receivable (including $719 and $727 from VIEs, respectively)	970	1,056
Inventory	870	888
Property and equipment	254	261
Other	143	137

Total Assets	$2,632	$2,613

LIABILITIES AND EQUITY
Accounts payable	$129	$113
Advance deposits	48	64
Accrued liabilities (including $1 and $1 from VIEs, respectively)	185	181
Deferred revenue	19	32
Payroll and benefits liability	82	82
Liability for Marriott Rewards customer loyalty program	114	159
Deferred compensation liability	37	45
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $674 and $674 from VIEs, respectively)	678	678
Other	31	38
Deferred taxes	60	42

Total Liabilities	1,423	1,474

Contingencies and Commitments (Note 9)
Preferred stock — $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 100,000,000 shares authorized; 35,637,765 and 35,026,533 shares issued, respectively	—	—
Treasury stock — at cost; 505,023 and 0 shares, respectively	(26)	—
Additional paid-in capital	1,130	1,116
Accumulated other comprehensive income	23	21
Retained earnings	82	2

Total Equity	1,209	1,139

Total Liabilities and Equity	$2,632	$2,613

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years 2013, 2012 and 2011

(In millions)

	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$80	$7	$(172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	23	30	33
Amortization of debt issuance costs	6	7	4
Provision for loan losses	36	42	37
Share-based compensation	12	12	11
Gain on disposal of property and equipment, net	(1)	(8)	(2)
Deferred income taxes	18	(47)	(63)
Equity method income	—	(1)	—
Impairment charges	1	—	324
Impairment charges (reversals) on equity investment	1	(2)	(4)
Net change in assets and liabilities:
Accounts and contracts receivable	(8)	(3)	(3)
Notes receivable originations	(260)	(262)	(256)
Notes receivable collections	310	311	322
Inventory	34	66	110
Other assets	(7)	23	(25)
Accounts payable, advance deposits and accrued liabilities	(16)	27	52
Liability for Marriott Rewards customer loyalty program	(45)	(64)	5
Deferred revenue	(13)	4	(28)
Payroll and benefit liabilities	—	27	(25)
Deferred compensation liability	(8)	(2)	1
Other liabilities	(3)	(5)	—
Other, net	2	1	—

Net cash provided by operating activities	162	163	321

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(22)	(17)	(15)
Note collections	—	—	20
(Increase) decrease in restricted cash	(17)	12	(15)
Dispositions	3	8	19

Net cash (used in) provided by investing activities	(36)	3	9

FINANCING ACTIVITIES
Borrowings from securitization transactions	361	238	125
Repayment of debt related to securitization transactions	(361)	(411)	(295)
Borrowings on Revolving Corporate Credit Facility	25	15	1
Repayments on Revolving Corporate Credit Facility	(25)	(15)	(1)
Debt issuance costs	(5)	(7)	(10)
Repayment of third party debt	—	—	(2)
Purchase of treasury stock	(26)	—	—
Proceeds from stock option exercises	4	9	—
Excess tax benefits from share-based compensation	3	3	—
Payment of withholding taxes on vesting of restricted stock units	(5)	(4)	—
Net distribution to Marriott International	—	—	(64)

Net cash used in financing activities	(29)	(172)	(246)

Effect of changes in exchange rates on cash and cash equivalents	—	(1)	—
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	97	(7)	84
CASH AND CASH EQUIVALENTS, beginning of year	103	110	26

CASH AND CASH EQUIVALENTS, end of year	$200	$103	$110

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Non-cash reduction of Additional paid-in capital for increase in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	$—	$(16)	$—
Non-cash reduction of Additional paid-in capital for elimination of a receivable from Marriott International at Spin-Off	—	(5)	—
Non-cash assumption of other debt	—	1	—
Non-cash settlement of transactions with Marriott International through equity	—	—	478
Issuance of preferred stock to Marriott International	—	—	40
Equity distribution payable to Marriott International	—	—	(23)
Issuance of common stock for exercise of stock options	—	—	1

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years 2013, 2012 and 2011

(In millions)

	Common Shares	Common	Treasury	Divisional	Additional Paid-In	Accumulated Other Comprehensive	Retained (Deficit)	Total
	Outstanding	Stock	Stock	Equity	Capital	Income	Earnings	Equity
Balance at year-end 2010	—	$—	$—	$1,876	$—	$28	$(9)	$1,895
Net loss	—	—	—	(176)	—	—	4	(172)
Foreign currency translation adjustments	—	—	—	—	—	(9)	—	(9)
Issuance of common stock	34	—	—	—	1	—	—	1
Amounts related to share-based compensation	—	—	—	—	3	—	—	3
Reclassification of Parent Company investment to Additional paid-in capital(1)	—	—	—	(1,113)	1,113	—	—	—
Net distribution to Marriott International	—	—	—	(587)	—	—	—	(587)

Balance at year-end 2011	34	—	—	—	1,117	19	(5)	1,131
Net income	—	—	—	—	—	—	7	7
Foreign currency translation adjustments	—	—	—	—	—	2	—	2
Adjustment to reclassification of Marriott International investment to Additional paid-in capital(2)	—	—	—	—	(21)	—	—	(21)
Amounts related to share-based compensation	1	—	—	—	20	—	—	20

Balance at year-end 2012	35	—	—	—	1,116	21	2	1,139
Net income	—	—	—	—	—	—	80	80
Foreign currency translation adjustments	—	—	—	—	—	2	—	2
Amounts related to share-based compensation	1	—	—	—	14	—	—	14
Repurchase of common stock	(1)	—	(26)	—	—	—	—	(26)

Balance at year-end 2013	35	$ —	$(26)	$—	$1,130	$23	$82	$1,209

(1)	Upon the effective date of the Spin-Off, Marriott Vacations Worldwide’s Divisional equity was reclassified and allocated between Common stock and Additional paid-in capital based on the number of shares of Marriott Vacations Worldwide common stock issued and outstanding.
(2)	Primarily consists of an adjustment to Deferred tax liabilities for changes in the valuation of Marriott Vacations Worldwide at the time of the Spin-Off, an adjustment to a receivable from Marriott International and other adjustments to the Deferred tax liabilities at the time of Spin-Off.

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

Marriott Vacations Worldwide Corporation (“Marriott Vacations Worldwide,” “we” or “us,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity) is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton Hotel Company”), a subsidiary of Marriott International, Inc. (“Marriott International”), generally provides on-site management for Ritz-Carlton branded properties.

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of January 3, 2014, we operated 62 properties in the United States and nine other countries and territories.

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

Through the date of the Spin-Off, the consolidated financial statements presented herein, and discussed below, were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Marriott International. These consolidated financial statements were prepared as if the reorganization described under “Our Spin-Off from Marriott International, Inc.” above had occurred as of the first day of the earliest period presented. The consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). All significant intracompany transactions and accounts within these Consolidated Financial Statements have been eliminated.

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

Our fiscal year ends on the Friday nearest to December 31. The fiscal years in the following table included 52 weeks, except for 2013, which included 53 weeks. Unless otherwise specified, each reference to a particular year in these financial statements means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date
2013	January 3, 2014
2012	December 28, 2012
2011	December 30, 2011

We refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.

All significant transactions between us and Marriott International have been included in these Financial Statements. The total net effect of the settlement of these intercompany transactions prior to the Spin-Off is reflected in the Cash Flows as a financing activity. In connection with the Spin-Off, we completed certain transactions with Marriott International related to our separation from Marriott International, which resulted in a net reduction to our equity of approximately $600 million. These transactions primarily consisted of the reversal of our deferred tax assets, which were retained by Marriott International following the Spin-Off, and establishment of deferred tax liabilities.

Through the date of the Spin-Off, our Financial Statements include costs for services provided by Marriott International including, but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect a reasonable allocation to us of the actual costs incurred to perform these services. Marriott International allocated indirect general and administrative costs to us for certain functions provided by Marriott International. The services provided to us included, but were not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support, which were allocated to us primarily on the basis of our proportion of Marriott International’s overall revenue. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. Following the Spin-Off, we perform these functions using our own resources or purchased services from either Marriott International or third parties. For an interim period some of these functions continued to be provided by Marriott International under Transition Services Agreements (“TSAs”). As of the end of 2013, we have ceased using most of these services. In addition to the TSAs, we entered into a number of commercial agreements with Marriott International in connection with the Spin-Off, many of which have terms longer than one year. These agreements may not have existed prior to the Spin-Off, or may be on different terms than the terms of agreements between us and Marriott International that existed prior to Spin-Off.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, property and equipment valuation, loan loss reserves, Marriott Rewards customer loyalty program liabilities, self-insured medical plan reserves, equity-based compensation, income taxes, loss contingencies and exit and disposal activities reserves. Actual amounts may differ from these estimated amounts.

We have reclassified certain prior year amounts to conform to our 2013 presentation, including establishing the consumer financing interest expense line on the Statements of Operations. Consumer financing interest expense represents interest expense associated with the debt from our $250 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”) and from the securitization of our vacation ownership notes receivable in the asset-backed securities (“ABS”) market. We distinguish consumer financing interest expense from all other interest expense because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. See Footnote No. 15, “Variable Interest Entities” for further discussion of these facilities.

Restatement of Prior Financial Statements

In 2013, during the course of an internal review of certain sales documentation processes related to the sale of certain vacation ownership interests in properties associated with our Europe segment, we determined that the documentation we provided for certain sales of vacation ownership products was not strictly compliant. As a result, in accordance with applicable European regulation, the period of time during which purchasers of such interests may rescind their purchases was extended. We record revenues from the sale of vacation ownership products once the rescission period has ended. Originally, we recorded revenues from these sales of vacation ownership products based on the rescission periods in effect assuming compliant documentation had been provided to the purchasers rather than the extended periods. As a result, we recognized revenue in incorrect periods between fiscal years 2010 and 2013 and misstated revenues in our previously filed consolidated financial statements.

The documentation issue described above was limited to sales documentation provided to purchasers of certain interests in properties associated with our Europe segment. We took corrective measures and, as a result, compliant documentation is being provided to purchasers. In addition, we provided compliant documentation to purchasers for whom the extended rescission period had not yet expired. The cumulative impact of these items through December 28, 2012 was a reduction in reported income before income taxes of $12 million. However, as compliant documentation was subsequently provided as part of our corrective measures, the extended rescission period for most of the purchases at issue ended during the second quarter of 2013. As of January 3, 2014, sales having a net pre-tax impact of $1 million had been rescinded. As a result, approximately $11 million of the cumulative impact of these items is reflected as an increase in income before income taxes for the year ended January 3, 2014.

The consolidated restated financial statements include certain other corrections related to the timing of recording adjustments to previously reported deferred tax balances. Certain deferred tax assets were determined to not be realizable in future years and thus were eliminated, albeit in the incorrect fiscal year for the years ended December 28, 2012, December 30, 2011 and December 31, 2010. The need for these corrections was identified while we were developing internal processes relating to deferred taxes after we became a stand-alone public company. In addition to the adjustments required as a result of the errors described above, the restated consolidated financial statements include certain previously unrecorded immaterial adjustments to our financial statements for fiscal years 2010 and 2011 relating to cost reimbursements, which previously were recorded on a net basis.

The adjustments necessary to correct all of these errors have no impact on previously reported cash flows from operations and do not have a material impact on our balance sheet as of any date. In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual period presented is required to reflect the correction of the period-specific effects of the errors described above, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are not material to our individual prior period consolidated financial statements; however, the cumulative correction of the prior period errors would be material to our current year consolidated financial statements. Consequently, we have restated the Statements of Operations for the years ended December 28, 2012 and December 30, 2011. We have restated the accompanying Balance Sheet as of December 28, 2012. We have also restated the opening January 1, 2011 balances presented in our Consolidated Statements of Shareholders’ Equity from amounts previously reported, to correct the prior period misstatements of approximately $9 million that have been presented as a reduction to retained earnings.

The cumulative impact of these misstatements on our Cash Flows for the years ended December 28, 2012 and December 30, 2011 is inconsequential as the impact on individual line items within operating activities is not material and has no impact on net cash provided by (used in) operating, investing or financing activities. However, we have restated these Cash Flows to reflect changes to individual line items within operating activities.

The impact of these adjustments on the financial statements is detailed in the tables below.

	As of December 28, 2012
($ in millions)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED BALANCE SHEETS
Inventory	$881	$7	$888
Other	$135	$2	$137
TOTAL ASSETS	$2,604	$9	$2,613
Advance deposits	$42	$22	$64
Deferred taxes	$43	$(1)	$42
TOTAL LIABILITIES	$1,453	$21	$1,474
Retained earnings (deficit)	$14	$(12)	$2
TOTAL EQUITY	$1,151	$(12)	$1,139
TOTAL LIABILITIES AND EQUITY	$2,604	$9	$2,613

	For the Year Ended December 28, 2012
($ in millions, except per share data)	As Previously Reported (1)	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$627	$(9)	$618
TOTAL REVENUES	$1,648	$(9)	$1,639
Cost of vacation ownership products	$205	$(2)	$203
Marketing and sales	$330	$(1)	$329
TOTAL EXPENSES	$1,606	$(3)	$1,603
INCOME BEFORE INCOME TAXES	$37	$(6)	$31
Provision for income taxes	$(21)	$(3)	$(24)
NET INCOME	$16	$(9)	$7
Basic earnings (loss) per share	$0.46	$(0.27)	$0.19
Diluted earnings (loss) per share	$0.44	$(0.26)	$0.18

(1)	As previously reported amounts include interest expense amounts that have been reclassified as consumer financing interest expense to conform to our 2013 presentation.

	For the Year Ended December 30, 2011
($ in millions, except per share data)	As Previously Reported	Adjustment	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Sale of vacation ownership products	$634	$(7)	$627
Cost reimbursements	$331	$18	$349
TOTAL REVENUES	$1,613	$11	$1,624
Cost of vacation ownership products	$242	$(3)	$239
Marketing and sales	$342	$(1)	$341
Cost reimbursements	$331	$18	$349
TOTAL EXPENSES	$1,833	$14	$1,847
LOSS BEFORE INCOME TAXES	$(214)	$(3)	$(217)
Benefit for income taxes	$36	$9	$45
NET LOSS	$(178)	$6	$(172)
Basic (loss) earnings per share	$(5.29)	$0.17	$(5.12)
Diluted (loss) earnings per share	$(5.29)	$0.17	$(5.12)

Revenue Recognition

Sale of Vacation Ownership Products

We market and sell real estate and in substance real estate in our three reportable segments. Real estate and in substance real estate include deeded vacation ownership products, deeded beneficial interests, rights to use real estate, and other interests in trusts that solely hold real estate and deeded whole ownership units in residential buildings. Within the North America segment, we also market and sell residential units at certain properties on a limited basis.

Vacation ownership products may be sold for cash or we may provide financing. We are not providing financing on sales of whole ownership products. Except for revenue from the sale of residential stand-alone structures, which we recognize upon transfer of title to a third party, we recognize revenue when all of the following exist or are true: the customer has executed a binding sales contract, the statutory rescission period has expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), we have deemed the receivable collectible and the remainder of our obligations are substantially completed. In addition, before we recognize any revenues, the purchaser must have met the initial investment criteria and, as applicable, the continuing investment criteria. A purchaser has met the initial investment criteria when we receive a minimum down payment. In accordance with the guidance for accounting for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where we provide financing to the purchaser, the purchaser must be obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment.

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

We provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance and certain accounting and administrative services for property owners’ associations. We receive compensation for such management services which is generally based on either a percentage of total costs to operate such resorts or a fixed fee arrangement. We recognize revenues when earned in accordance with the terms of the contract and record them as a component of Resort management and other services revenues on our Statements of Operations. Management fee revenues were $70 million, $67 million and $63 million during 2013, 2012 and 2011, respectively.

Resort management and other services revenues include additional fees for services we provide to our property owners’ associations, as well as certain annual and transaction based fees we charge to owners and other third parties for services. We recognize fee revenues when services have been rendered. Fee revenues included in Resort management and other services revenues were $27 million in 2013, $24 million in 2012 and $17 million in 2011, as reflected on our Statements of Operations.

Financing Revenues

We offer consumer financing as an option to qualifying customers purchasing vacation ownership products, which is typically collateralized by the underlying vacation ownership products. We recognize interest income on an accrual basis. The contractual terms of the financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the vacation ownership product being financed, which is generally ten years. Generally, payments commence under the financing contracts 30 to 60 days after closing. We record an estimate of uncollectible amounts at the time of the sale with a charge to the provision for loan losses, which we classify as a reduction of Sale of vacation ownership products on our Statements of Operations. Revisions to estimates of uncollectible amounts also impact the provision for loan losses and can increase or decrease revenue. We earn interest income from the financing arrangements on the principal balance outstanding over the life of the arrangement and record that interest income in Financing revenues on our Statements of Operations.

Financing revenues include certain annual and transaction based fees we charge to owners and other third parties for services. We recognize fee revenues when services have been rendered. Fee revenues included in Financing revenues were $6 million in 2013, $6 million in 2012 and $7 million in 2011, as reflected on our Statements of Operations.

Rental Revenues

We record rental revenues when occupancy has occurred or, in the case of unused prepaid rentals, upon forfeiture.

Cost Reimbursements

Cost reimbursements include direct and indirect costs that property owners’ associations and joint ventures reimburse to us. In accordance with the accounting guidance for gross versus net presentation, we record these revenues on a gross basis. These costs primarily consist of payroll and payroll-related costs for management of the property owners’ associations and other services we provide where we are the employer. We recognize cost reimbursements when we incur the related reimbursable costs. Cost reimbursements consist of actual expenses with no added margin.

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

Inventory

Our inventory consists primarily of completed vacation ownership products, vacation ownership products under construction and land held for future vacation ownership product development. We carry our inventory at the lower of (1) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes plus other costs incurred during construction, or (2) estimated fair value, less costs to sell, which can result in impairment charges and/or recoveries of previous impairments.

We account for vacation ownership inventory and cost of vacation ownership products in accordance with the guidance for accounting for real estate time-sharing transactions, which define a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for cost of vacation ownership products related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-ups, and are recorded in Cost of vacation ownership product expenses on the Statements of Operations to retrospectively adjust the margin previously recorded subject to those estimates. For 2013, 2012 and 2011, product cost true-ups relating to vacation ownership products increased carrying values of inventory by $18 million, $30 million and $2 million, respectively.

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

Capitalization of Costs

We capitalize interest and certain salaries and related costs incurred in connection with the following: (1) development and construction of sales centers; (2) internally developed software; and (3) development and construction projects for our real estate inventory. We capitalize costs clearly associated with the acquisition, development and construction of a real estate project when it is probable that we will acquire a property. We capitalize salary and related costs only to the extent they directly relate to the project. We capitalize interest expense, taxes and insurance costs when activities that are necessary to get the property ready for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete. Capitalized salaries and related costs totaled $7 million, $8 million and $11 million for 2013, 2012 and 2011, respectively.

Defined Contribution Plan

Subsequent to the Spin-Off, we established a defined contribution plan that we administer and maintain for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. Our employees participated in Marriott International’s comparable plan prior to the Spin-Off. We recognized compensation expense (net of cost reimbursements from property owners’ associations) for our participating employees totaling $6 million in 2013, $5 million in 2012 and $6 million in 2011. Of the $6 million compensation expense we recognized in 2011, $5 million was recognized prior to the Spin-Off and was associated with the Marriott International defined contribution plan and $1 million was recognized subsequent to the Spin-Off and was associated with our newly established defined contribution plan.

Deferred Compensation Plan

Prior to the Spin-Off, certain of our senior management had the opportunity to participate in the Marriott International, Inc. Executive Deferred Compensation Plan (the “Marriott International EDC”), which Marriott International maintains and administers. Under the Marriott International EDC, participating employees may defer payment and income taxation of a portion of their salary and bonus. It also gives participants the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (at a fixed annual rate of return of 5.4 percent for both 2013 and 2012). Additional discretionary contributions to the participant’s accounts under the Marriott International EDC may be made based on subjective factors such as individual performance, key contributions and retention needs. No additional discretionary contributions were made for our employees in 2013 and 2012, and discretionary contributions of less than $1 million were made in 2011. Subsequent to the Spin-Off, we remain liable to reimburse Marriott International for distributions for participants that were employees of Marriott Vacations Worldwide at the time of the Spin-Off including earnings thereon.

Property and Equipment

Property and equipment includes our sales centers, golf courses, information technology and other assets used in the normal course of business, as well as undeveloped and partially developed land parcels that are not part of our approved development plan. We record property and equipment at cost, including interest and real estate taxes incurred during active development. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and decorative items and signage. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to forty years), and we amortize leasehold improvements over the shorter of the asset life or lease term.

Marriott Rewards Customer Loyalty Program

We participate in the Marriott Rewards customer loyalty program and we offer Marriott Rewards Points, or “points,” which we purchase from Marriott International, as incentives to purchase vacation ownership products and/or through exchange and other activities. Marriott International maintains and administers this program. The associated expense is classified on the Statements of Operations based on the source of the expense and related revenue stream. For Marriott Rewards Points issued prior to 2012, we pay Marriott International for Marriott Rewards Points when the points are redeemed by program members. Our liability for Marriott Rewards Points issued prior to 2012 represents the net present value of future cash outlays that we are obligated to pay Marriott International based on actual point redemptions. We base the carrying value of this liability on a statistical model that projects the dollar value and timing of future point redemptions. The most significant estimates involve the future cost of redeemed points, the breakage for points that will never be redeemed, and the pace at which points are redeemed. We base our estimates for these items on our historical experience, current trends and other considerations. Actual results could differ from our projections so the actual discounted future cash outlays associated with our Marriott Rewards customer loyalty program liability could differ from the amounts currently recorded.

Our liability for Marriott Rewards Points issued prior to 2012 represents the amount that we are obligated to pay to Marriott International based on future redemptions. These future redemptions consist of actual redemptions incurred through 2015, with a final lump sum payment in 2016. The lump sum payment represents an estimate of the present value of anticipated future redemptions of any remaining Marriott Rewards Points issued in connection with our business prior to 2012. Our liability for these Marriott Rewards Points is included in Liability for Marriott Rewards customer loyalty program on the Balance Sheets. See Footnote No. 12, “Other Liabilities” for more information.

For periods subsequent to 2011, we generally pay Marriott International for Marriott Rewards Points within 30 days of issuance. For Marriott Rewards Points issued for exchanges as an alternative usage option for owners who elect to exchange their inventory in the calendar fourth quarter, payment is due within 120 days of year-end. The rates we pay for the Marriott Rewards Points are based upon historical redemption costs with no future adjustment for actual costs incurred by Marriott International upon fulfillment. Our liability for these Marriott Rewards Points is included in Accrued liabilities on the Balance Sheets.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an initial purchase maturity of three months or less at the date of purchase to be cash equivalents.

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

Accounts and Contracts Receivable

Accounts and contracts receivable are presented net of allowances of $1 million and $2 million at the end of 2013 and 2012, respectively.

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

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.13 percent and 7.42 percent as of January 3, 2014 and December 28, 2012, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $5 million and $6 million as of January 3, 2014 and December 28, 2012, respectively.

For additional information on our vacation ownership notes receivable, including information on the related reserves, see Footnote No. 3, “Vacation Ownership Notes Receivable.”

Costs Incurred to Sell Vacation Ownership Products

We charge the majority of marketing and sales costs we incur to sell vacation ownership products to expense when incurred. Deferred marketing and selling expenses, which are direct marketing and selling costs related either to an unclosed contract or a contract for which 100 percent of revenue has not yet been recognized, were $4 million at year-end 2013 and $6 million at year-end 2012 and are included on the accompanying Balance Sheets in the Other caption within Assets.

Valuation of Property and Equipment

Property and equipment includes our sales centers, golf courses, information technology and other assets used in the normal course of business, as well as undeveloped and partially developed land parcels that are not part of an approved development plan and do not meet the criteria to be classified as held for sale. We test long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and we expect the plan will be completed within a year.

For information on impairment losses that we recorded associated with long-lived assets, see Footnote No. 16, “Impairment Charges.”

Investments

We consolidate entities that we control. We account for investments in joint ventures which are not consolidated variable interest entities using the equity method of accounting when we exercise significant influence over the venture. If we do not exercise significant influence, we account for the investment using the cost method of accounting. We account for investments in limited partnerships and limited liability companies using the equity method of accounting when we own more than a minimal investment. Our ownership interest in these equity method investments generally varies from 34 percent to 50 percent.

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

Fair Value Measurements

We have few financial instruments that we must measure at fair value on a recurring basis. See Footnote No. 4, “Financial Instruments,” for further information. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets and liabilities.

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

Derivative Instruments

From time to time, we may use derivative instruments to reduce market risk due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of the Warehouse Credit Facility. As of January 3, 2014, we were not party to any material derivative instruments or hedges.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determines how the change in fair value of the derivative instrument is recorded on our Financial Statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative to be highly effective in offsetting the underlying hedged cash flows or fair value and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment in non-U.S. operations hedge based on the exposure we are hedging. The asset or liability value of the derivative will change in tandem with its fair value. For the effective portion of qualifying hedges, we record changes in fair value in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings. As a matter of policy, we only enter into hedging transactions that we believe will be highly effective at offsetting the underlying risk and do not use derivatives for trading or speculative purposes.

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

Share-Based Compensation Costs

In conjunction with the Spin-Off, we established the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (“Marriott Vacations Worldwide Stock Plan”) in order to compensate our employees and directors by issuing equity awards such as stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) to them. Prior to the Spin-Off, certain of our employees received equity awards under the Marriott International, Inc. Stock and Cash Incentive Plan (“Marriott International Stock Plan”). For the fiscal years ended 2013 and 2012 and for the period from November 21, 2011 through December 30, 2011, our Statement of Operations includes expenses related to our employees’ participation in both the Marriott Vacations Worldwide Stock Plan and the Marriott International Stock Plan. For the period from January 1, 2011 through November 20, 2011, our Statements of Operations include expenses related to our employees’ participation in the Marriott International Stock Plan.

We follow the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that a company measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, share-based awards granted to our employees vest ratably over a four-year period, and we recognize the expense associated with these awards on our Statements of Operations on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. We measure the amount of compensation expense for share-based awards based on the fair value of the awards as of the date that the share-based awards are granted and adjust that expense to the estimated number of awards that we expect will vest. We generally determine the fair value of stock options and SARs using the Black-Scholes option valuation model which incorporates assumptions about expected volatility, risk free interest rate, dividend yield and expected term. The fair value of RSUs represents the number of awards granted multiplied by the average of the high and low market price of our common stock on the date the awards are granted. For awards granted after 2005, we recognize compensation cost for share-based awards ratably over the vesting period. We will issue shares from authorized shares upon the exercise of stock options or SARs held by our employees and directors. See Footnote No. 14, “Share-Based Compensation,” for more information.

Advertising Costs

We expensed advertising costs as incurred of $2 million, $2 million and $3 million in 2013, 2012 and 2011, respectively. These costs are included in the Marketing and sales expense caption on our Statements of Operations.

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

New Accounting Standards

Accounting Standards Update No. 2013-02 – “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”)

ASU No. 2013-02, which we adopted in the first quarter of 2013, amends existing guidance by requiring that additional information be disclosed about items reclassified (“reclassification adjustments”) out of accumulated other comprehensive income. The additional information includes a separate statement of the total change for each component of other comprehensive income (for example, unrealized gains or losses on available-for-sale securities or foreign currency items) and separate disclosure of both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. The adoption of this update did not have a material impact on our Financial Statements.

2. INCOME TAXES

Prior to the Spin-Off, our operating results were included in Marriott International’s combined U.S. federal and state income tax returns and in many of Marriott International’s tax filings for non-U.S. jurisdictions. Subsequent to the Spin-Off, we file U.S. consolidated federal and state tax returns, as well as separate tax filings for non-U.S. jurisdictions. For periods prior to the Spin-Off, we determined our (provision for) benefit from income taxes and our contribution to Marriott International’s tax losses and tax credits on a separate return basis and included each in these Financial Statements. Our separate return basis tax loss and tax credit carry backs may not reflect the tax positions taken or to be taken by Marriott International for tax losses occurring prior to the Spin-Off. In many cases tax losses and tax credits generated by us prior to the Spin-Off have been available for use by Marriott International and will largely continue to be available to Marriott International in the future.

We entered into a Tax Sharing and Indemnification Agreement with Marriott International effective November 21, 2011 (as subsequently amended, the “Tax Sharing and Indemnification Agreement”), which governs the allocation of responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide and each will indemnify and hold harmless the other from and against the taxes so allocated. During 2012, Marriott International completed the valuation of the assets distributed to Marriott Vacations Worldwide at the time of the Spin-Off, which resulted in an increase in our Deferred tax liabilities of $12 million and a corresponding reduction of Additional paid-in capital. Based upon the completed valuations, we re-allocated basis within our consolidated subsidiaries and recorded a decrease to our Deferred tax liabilities of $8 million and a corresponding increase to Additional paid-in capital. Further, in 2012 we increased our Deferred tax liabilities by $12 million for adjustments to the Deferred tax liabilities at the time of Spin-Off with a corresponding reduction of Additional paid-in capital.

In addition, under the Tax Sharing and Indemnification Agreement, Marriott International is allocated the responsibility for payment of taxes for our taxable income prior to Spin-Off and we are allocated the responsibility for payment of taxes for our taxable income subsequent to Spin-Off.

The income (loss) before provision (benefit) of income taxes by geographic region is as follows:

($ in millions)	2013	2012	2011
United States	$125	$44	$(129)
Non-U.S. jurisdictions	6	(13)	(88)

	$131	$31	$(217)

Our current tax provision does not reflect the benefits attributable to us for the exercise or vesting of employee share-based awards of $3 million in 2013, $3 million in 2012 and less than $1 million in 2011.

Our (provision for) benefit from income taxes consists of:

($ in millions)	2013	2012	2011
Current – U.S. Federal	$(37)	$(61)	$(10)
– U.S. State	(5)	(9)	(1)
– Non-U.S.	(2)	(4)	(1)

	(44)	(74)	(12)

Deferred – U.S. Federal	(5)	43	55
– U.S. State	(1)	6	6
– Non-U.S.	(1)	1	(4)

	(7)	50	57

	$(51)	$(24)	$45

The deferred tax assets and related valuation allowances in these Financial Statements have been determined on a separate return basis. The assessment of the valuation allowances requires considerable judgment on the part of management, with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. Valuation allowances are recorded against the deferred tax assets of certain foreign operations for which historical losses, restructuring and impairment charges have been incurred. The change in the valuation allowances established were $2 million in 2013, $2 million in 2012 and $13 million in 2011.

We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($70 million at January 3, 2014) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

We conduct business in countries that grant “holidays” from income taxes for five to thirty year periods. These holidays expire through 2034. Without these tax “holidays,” we would have incurred the following aggregate additional income taxes: $2 million in 2013, $3 million in 2012 and $4 million in 2011.

We have joined in the Marriott International U.S. Federal tax consolidated filing for periods up to the date of the Spin-Off. The IRS has examined Marriott International’s federal income tax returns, and it has settled all issues related to the timeshare business for the tax years through the Spin-Off. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year as a result of audits by other tax jurisdictions, the amount of our liability for unrecognized tax benefits could change as a result of these audits. Pursuant to the Tax Sharing and Indemnification Agreement, Marriott International is liable and shall pay the relevant tax authority for all taxes related to our taxable income prior to the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities.

Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate was less than $1 million at January 3, 2014, less than $1 million at December 28, 2012 and $2 million at December 30, 2011. Our unrecognized tax benefit reflects an increase of less than $1 million in 2013, a decrease of $2 million in 2012 and an increase of $1 million in 2011, representing U.S. activity in 2013 and primarily non-U.S. audit activity in 2012 and 2011.

The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2011 to the end of 2013:

($ in millions)	2013	2012	2011
Unrecognized tax benefit at beginning of year	$—	$2	$1
Change attributable to tax positions taken during a prior period	—	—	1
Decrease attributable to settlements with taxing authorities	—	(2)	—

Unrecognized tax benefit at end of year	$—	$—	$2

In accordance with our accounting policies, we recognize accrued interest and penalties related to our unrecognized tax benefits as a component of tax expense. Related interest expense and accrued interest expense each totaled less than $1 million in each of 2013, 2012 and 2011.

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

Total deferred tax assets and liabilities at January 3, 2014 and December 28, 2012 were as follows:

($ in millions)	At Year-End 2013	At Year-End 2012
Deferred tax assets	$153	$135
Deferred tax liabilities	(213)	(177)

Net deferred tax liability	$(60)	$(42)

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities at January 3, 2014 and December 28, 2012 were as follows:

($ in millions)	At Year-End 2013	At Year-End 2012
Inventory	$(28)	$(55)
Reserves	26	—
Deferred income	—	(1)
Property and equipment	(20)	(13)
Marriott Rewards customer loyalty program	15	10
Deferred sales of vacation ownership interests	(109)	(34)
Long lived intangible assets	35	38
Net operating loss carry-forwards	50	42
Other, net	28	26

Deferred tax (liability) asset	(3)	13
Less: Valuation allowance	(57)	(55)

Net deferred tax liability	$(60)	$(42)

At January 3, 2014, we had approximately $197 million of foreign net operating losses (excluding valuation allowances) some of which began expiring in 2013. However, a significant portion of these tax net operating losses have an indefinite carry forward period. We have no federal net operating losses and net operating losses of $1 million for state tax purposes.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

The following table reconciles the expense or benefit related to the U.S. statutory income tax rate to our effective income tax rate:

	2013	2012	2011
U.S. statutory income tax rate expense (benefit)	35.00%	35.00%	(35.00)%
U.S. state income taxes, net of U.S. federal tax benefit	3.48	4.63	(2.30)
Permanent differences(1)	0.24	10.73	0.17
Non-U.S. income(2)	0.97	7.26	(3.87)
Other items	(2.28)	5.41	14.44
Change in valuation allowance(3)	1.82	17.05	5.97

Effective rate expense (benefit)	39.23%	80.08%	(20.59)%

(1)	For 2013, primarily attributed to interest on mandatorily redeemable preferred stock of a consolidated subsidiary for 2013. For 2012, primarily attributed to interest on mandatorily redeemable preferred stock of a consolidated subsidiary and foreign income subject to U.S. tax.
(2)	Primarily attributed to the difference between U.S. and foreign income tax rates, partially offset by the benefit of tax holidays in certain jurisdictions.
(3)	Primarily attributed to establishment of valuation allowances in foreign jurisdictions for losses that cannot be benefited in the U.S. income tax provision as discussed above.

Cash Taxes Paid

Cash taxes paid in 2013 and 2012 were $29 million and $68 million, respectively. Cash taxes paid in 2011 were included within changes in Shareholders’ Equity.

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	At Year-End 2013	At Year-End 2012
Vacation ownership notes receivable – securitized	$719	$727
Vacation ownership notes receivable – non-securitized
Eligible for securitization(1)	73	127
Not eligible for securitization(1)	178	202

Subtotal	251	329

Total vacation ownership notes receivable	$970	$1,056

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable.

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2014	$60	$107	$167
2015	34	108	142
2016	27	105	132
2017	22	96	118
2018	20	77	97
Thereafter	88	226	314

Balance at year-end 2013	$251	$719	$970

Weighted average stated interest rate at year-end 2013	11.5%	12.9%	12.5%
Range of stated interest rates at year-end 2013	0.0% to 19.5%	4.9% to 18.7%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Operations in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	2013	2012	2011
Interest income associated with vacation ownership notes receivable – securitized	$104	$114	$131
Interest income associated with vacation ownership notes receivable – non-securitized	31	31	30

Total interest income associated with vacation ownership notes receivable	$135	$145	$161

The following table summarizes the activity related to our vacation ownership notes receivable reserve for 2013, 2012 and 2011:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at year-end 2010	$129	$89	$218
Provision for loan losses	20	18	38
Securitizations	(14)	14	—
Clean-up calls(1)	2	(2)	—
Write-offs	(85)	—	(85)
Defaulted vacation ownership notes receivable repurchase activity(2)	52	(52)	—

Balance at year-end 2011	104	67	171
Provision for loan losses	19	23	42
Securitizations	(21)	21	—
Clean-up calls(1)	18	(18)	—
Write-offs	(66)	—	(66)
Defaulted vacation ownership notes receivable repurchase activity(2)	39	(39)	—

Balance at year-end 2012	93	54	147
Provision for loan losses	28	8	36
Securitizations	(31)	31	—
Clean-up calls(1)	14	(14)	—
Write-offs	(49)	—	(49)
Defaulted vacation ownership notes receivable repurchase activity(2)	27	(27)	—

Balance at year-end 2013	$82	$52	$134

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.
(2)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the vacation ownership notes receivable.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due. As noted in Footnote No. 1, “Summary of Significant Accounting Policies,” we recognize interest income on a cash basis for these vacation ownership notes receivable.

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in notes receivable on non-accrual status at year-end 2013	$69	$8	$77
Investment in notes receivable on non-accrual status at year-end 2012	$73	$11	$84

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of January 3, 2014:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$12	$22	$34
91 – 150 days past due	7	8	15
Greater than 150 days past due	62	—	62

Total past due	81	30	111
Current	252	741	993

Total vacation ownership notes receivable	$333	$771	$1,104

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

4. FINANCIAL INSTRUMENTS

The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable, Accounts payable and Accrued liabilities, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At Year-End 2013		At Year-End 2012
($ in millions)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable – securitized	$719	$865	$727	$895
Vacation ownership notes receivable – non-securitized	251	267	329	361

Total financial assets	$970	$1,132	$1,056	$1,256

Non-recourse debt associated with vacation ownership notes receivable securitizations	$(674)	$(695)	$(674)	$(711)
Other debt	(4)	(4)	(4)	(4)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(44)	(40)	(46)
Liability for Marriott Rewards customer loyalty program	(114)	(110)	(159)	(150)
Other liabilities	(6)	(6)	(1)	(1)

Total financial liabilities	$(838)	$(859)	$(878)	$(912)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

Due to factors that impact the general marketability of our non-securitized vacation ownership notes receivable, as well as current market conditions, we bifurcate our vacation ownership notes receivable at each balance sheet date into those eligible and not eligible for securitization using criteria applicable to current securitization transactions in the ABS market. Generally, vacation ownership notes receivable are considered not eligible for securitization if any of the following attributes are present: (1) payments are greater than 30 days past due; (2) the first payment has not been received; or (3) the collateral is located in Europe or Asia. In some cases eligibility may also be determined based on the credit score of the borrower, the remaining term of the loans and other similar factors that may reflect investor demand in a securitization transaction or the cost to effectively securitize the vacation ownership notes receivable. The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At Year-End 2013		At Year-End 2012
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable — eligible for securitization	$73	$89	$127	$159
Vacation ownership notes receivable — not eligible for securitization	178	178	202	202

Total vacation ownership notes receivable — non-securitized	$251	$267	$329	$361

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

Non-Recourse Debt Associated with Securitized Vacation Ownership Notes Receivable

We generate cash flow estimates by modeling all bond tranches for our active vacation ownership notes receivable securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we obtain indicative credit spreads from investment banks that actively issue and facilitate the market for vacation ownership securities and determine an average credit spread by rating level of the different tranches. We then apply those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds payable.

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

Other Liabilities

We estimate the fair value of our other liabilities that are financial instruments using expected future payments discounted at risk-adjusted rates. These liabilities represent guarantee costs and reserves and other structured payments. The carrying values of our financial instruments within Other liabilities approximate their fair values.

5. ACQUISITIONS AND DISPOSITIONS

2013 Acquisitions and Dispositions

In 2013, we acquired a parcel of land adjacent to one of our existing resorts in Phuket, Thailand for $2 million. In 2013, we completed the sale of a multi-family parcel in St. Thomas, U.S. Virgin Islands. Net cash proceeds from the sale totaled $2 million and we recorded a net gain of less than $1 million. We accounted for the sale under the full accrual method in accordance with the guidance on accounting for sales of real estate.

2012 Acquisitions and Dispositions

In 2012, we paid into escrow the remaining $7 million of the $18 million purchase price for certain vacation ownership units and we completed the acquisition during 2013. We previously paid into escrow $11 million in conjunction with this transaction.

In 2012, we completed the sale of the golf course, clubhouse and spa formerly known as The Ritz-Carlton Golf Club and Spa, Jupiter, which was classified within our North America segment, for $34 million, including $5 million of cash and the assumption by the purchaser of liabilities with a book value of $29 million. We accounted for the sale under the full accrual method and recorded a net gain of $8 million in Gains and other income on our Statements of Operations.

2011 Acquisitions and Dispositions

In 2011, we completed a bulk sale of land and developed inventory, classified as inventory within our North America segment. Net cash proceeds from the sale totaled $17 million and we recorded a net gain of $2 million. We accounted for the sale under the full accrual method in accordance with the guidance on accounting for sales of real estate. We made no significant acquisitions in 2011.

6. EARNINGS PER SHARE

Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings (loss) per common share by application of the treasury stock method using average market prices during the period.

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

(in millions, except per share amounts)	January 3, 2014(1)	December 28, 2012(2)	December 30, 2011
Computation of Basic Earnings (Loss) Per Share
Net income (loss)	$80	$7	$(172)
Weighted average shares outstanding	35.4	34.4	33.7

Basic earnings (loss) per share	$2.25	$0.19	$(5.12)

Computation of Diluted Earnings (Loss) Per Share
Net income (loss)	$80	$7	$(172)

Weighted average shares outstanding	35.4	34.4	33.7
Effect of dilutive securities
Employee stock options and SARs	0.7	1.00	—
Restricted stock units	0.5	0.80	—

Shares for diluted earnings (loss) per share	36.6	36.2	33.7

Diluted earnings (loss) per share	$2.18	$0.18	$(5.12)

(1)	The computations of diluted earnings per share exclude approximately 229,000 shares of common stock, the maximum number of shares issuable as of January 3, 2014 upon the vesting of certain performance-based awards, because the performance conditions required for such shares to vest were not achieved by the end of the reporting period.
(2)	The computations of diluted earnings per share exclude approximately 157,000 shares of common stock, the maximum number of shares issuable as of December 28, 2012 upon the vesting of certain performance-based awards, because the performance conditions required for such shares to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the year ended January 3, 2014, we have not excluded any shares underlying stock options or SARs that may be settled in shares of common stock from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.

For the year ended December 28, 2012, we excluded 2,127 shares underlying stock options and SARs that may be settled in shares of common stock, with exercise prices ranging from $32.74 to $40.97, in our calculation of diluted earnings per share because these exercise prices were greater than the average market prices for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2013	At Year-End 2012
Finished goods(1)	$369	$491
Work-in-progress	151	50
Land and infrastructure(2)	344	340

Real estate inventory	864	881
Operating supplies and retail inventory	6	7

	$870	$888

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.
(2)	Includes sales centers to be converted for future sale as vacation ownership products.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value. Interest capitalized as a cost of inventory totaled $4 million, $3 million and $7 million in 2013, 2012 and 2011, respectively.

8. PROPERTY AND EQUIPMENT

The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2013	At Year-End 2012
Land	$144	$145
Buildings and leasehold improvements	204	204
Furniture and equipment	56	58
Information technology	181	188
Construction in progress	11	9

	596	604
Accumulated depreciation	(342)	(343)

	$254	$261

Interest capitalized as a cost of property and equipment totaled less than $1 million in each of 2013, 2012 and 2011. Depreciation expense totaled $23 million in 2013, $30 million in 2012 and $33 million in 2011.

9. CONTINGENCIES AND COMMITMENTS

Guarantees

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sale of vacation ownership products for the North America and Asia Pacific segments. The terms of guarantees to lenders generally require us to fund if the purchaser fails to pay under the term of its note payable. Prior to the Spin-Off, Marriott International guaranteed our performance under these arrangements, and following the Spin-Off continues to hold a standby letter of credit related to the Asia Pacific segment guarantee. If Marriott International is required to fund any draws by lenders under this letter of credit it would seek recourse from us. Marriott International no longer guarantees our performance with respect to third-party financing for sales of products in the North America segment. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as notes mature or are repaid. The terms of the underlying notes extend to 2022.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions)	Maximum Potential Amount of Future Fundings at Year-End 2013	Liability for Expected Future Fundings at Year-End 2013
Segment
Asia Pacific	$13	$—
North America	3	—

Total guarantees where we are the primary obligor	$16	$—

We included our liability of less than $1 million for expected future fundings for guarantees in our Balance Sheets at January 3, 2014 in the Other caption within Liabilities.

Commitments and Letters of Credit

In addition to the guarantees we note in the preceding paragraphs, as of January 3, 2014, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments under these contracts were $36 million, of which we expect $11 million, $12 million, $6 million, $5 million, $1 million and $1 million will be paid in 2014, 2015, 2016, 2017, 2018 and 2019 respectively.

•	Commitments to subsidize vacation ownership associations were $8 million, which we expect will be paid in 2014.

•	Other purchase commitments of $1 million (approximately €1 million) that we expect to fund during 2014.

Surety bonds issued as of January 3, 2014 totaled $84 million, the majority of which were requested by federal, state or local governments related to our operations.

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

Additionally, as of January 3, 2014, we had $1 million of letters of credit outstanding under our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

In 2012, we agreed to settle two lawsuits in which certain of our subsidiaries were defendants. The plaintiffs in the lawsuits, residential unit owners at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), a project within our North America segment, questioned the adequacy of disclosures made prior to 2008, when our business was part of Marriott International, regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”) and their payment obligations with respect to such bonds. In 2013, we agreed to settle a third lawsuit in which another residential unit owner at the RCC San Francisco had asserted similar claims. As a result of these matters, in 2013 we reversed $1 million of the $41 million previously recognized expense recorded in 2012. An additional lawsuit was filed against us in June 2013 primarily related to disclosure provided to a purchaser of a residential unit at the RCC San Francisco. We dispute the material allegations in the complaint and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On December 21, 2012, Jon Benner, an owner of fractional interests in the RCC San Francisco, filed suit in Superior Court for the State of California, County of San Francisco against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under the Mello-Roos Act. The plaintiff alleges that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constitute intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought includes damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. Thomas Wanless and Matthew Jenner, owners of another fractional interest, filed a complaint in San Francisco Superior Court on October 15, 2013, that contains similar allegations and seeks similar relief. The Wanless complaint has been consolidated with the Benner action and with a similar action previously filed by fractional interest owner Elisabeth Gani. These three lawsuits are distinct from the other lawsuits described above relating to the RCC San Francisco because the disclosure process for the sale of fractional interests differs from that applicable to the sale of whole-ownership units. We dispute the material allegations in these complaints and intend to defend against these actions vigorously. Given the early stages of these actions and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On December 11, 2012, Steven B. Hoyt and Bradley A. Hoyt, purchasers of fractional interests in two of The Ritz-Carlton Destination Club projects, filed suit in the United States District Court for the District of Minnesota against us, certain of our subsidiaries and Ritz-Carlton Hotel Company on behalf of a putative class consisting of all purchasers of fractional interests at The Ritz-Carlton Destination Club projects. The plaintiffs allege that program changes beginning in 2009 caused an actionable decrease in the value of the fractional interests purchased. The relief sought includes declaratory and injunctive relief, damages in an unspecified amount, rescission of the purchases, restitution, disgorgement of profits, interest and attorneys’ fees. In response to our motion to dismiss the original complaint, plaintiffs filed an amended complaint. In response, we filed a renewed motion to dismiss. On February 7, 2014, the court issued an order granting that motion in part and denying it in part. We continue to dispute the material allegations remaining in the amended complaint and intend to continue to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On January 30, 2013, Krishna and Sherrie Narayan and other owners of 12 residential units at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) were granted leave by the Court to file, and subsequently did file, an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against this action vigorously. On August 23, 2013, the Hawaii Intermediate Court of Appeals reversed the Maui Circuit Court’s denial of our motion to compel arbitration on the claims asserted by plaintiffs. The Circuit Court subsequently granted our renewed motion and referred the matter to arbitration. The Hawaii Supreme Court thereafter agreed to review the decision of the Intermediate Court of Appeals, but has thus far taken no action to affirm or reverse that decision. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On September 26, 2012, we filed an arbitration demand against the Kapalua Bay Association for reimbursement of amounts advanced on behalf of the Kapalua Bay Association pursuant to the terms of the management agreement under which one of our subsidiaries provided services to the Kapalua Bay Association. Effective December 31, 2012, the management agreement was terminated as discussed in Footnote No. 15, “Variable Interest Entities.” On April 15, 2013, the Kapalua Bay Association filed a counterclaim against certain of our subsidiaries in the arbitration proceeding. In the counterclaim, the Kapalua Bay Association alleges claims against us based on breach of contract, misrepresentation, breach of fiduciary duty, unfair and deceptive trade practices and unjust enrichment. The relief sought consisted of unspecified damages.

In the fourth quarter of 2013, we reached an agreement with several parties involved in the Kapalua Bay project, including the foreclosure purchasers of the unsold interests in the project, other entities that have equity investments in the Joint Venture, the Kapalua Bay Association, and the Kapalua Bay Vacation Owners Association (the fractional owners’ association), to mutually settle pending and threatened claims relating to the project (the “Kapalua Bay Settlement”). As part of the Kapalua Bay Settlement, we agreed to dismiss our claim pending in the arbitration proceeding described above against the Kapalua Bay Association, and the Kapalua Bay Association agreed to dismiss its counterclaim against us; as a result, the arbitration has been dismissed in its entirety. In connection with the Kapalua Bay Settlement, owners of 132 of the 177 developer-sold fractional interests (including owners of two fractional interests who were plaintiffs in the Charles action described below) provided full releases to us and other parties associated with the project (“the Fractional Releases”). In addition, one residential owner provided a full release to us and other parties associated with the project (the “Residential Release”). As a result of the Kapalua Bay Settlement, the Fractional Releases and the Residential Release, we recorded a charge of $8 million in 2013. This charge was partially offset by $7 million of income recorded for partial repayment of our previously fully reserved receivables due from the Joint Venture. Both are included in Impairment (charges) reversals on equity investment on the Statements of Operations.

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

The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration, and the parties have agreed to attempt to settle the litigation through mediation. We dispute the material allegations in the amended complaint and intend to defend against this action vigorously if the mediation does not result in a settlement. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time. Additionally, owners of two fractional interests have since agreed to release their claims in this action in connection with the Kapalua Bay Settlement described above.

On June 28, 2013, owners of 35 residences and lots at The Abaco Club on Winding Bay filed a complaint in Orange County, Florida Circuit Court against us, one of our subsidiaries, certain subsidiaries of Marriott International and the resort’s owners’ association, alleging that the defendants failed to maintain the golf course, golf clubhouse, roads, water supply system, and other facilities and equipment in a manner commensurate with a five-star luxury resort, and deficiencies in the quality of services provided at the resort. Plaintiffs also allege that the defendants failed to honor an obligation to extend a right of first offer to club owners in connection with plans to sell the club property. Plaintiffs allege statutory and common law claims for breach of contract, breach of fiduciary duty, and fraud and seek compensatory and punitive damages. We have filed a motion to dismiss the complaint. We dispute the material allegations in this complaint and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $63 million, of which $23 million is included within liabilities on our Balance Sheet. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2017.

Leases

We have various land, real estate and equipment operating leases. The land leases primarily consist of two long-term golf course land leases with terms of 20 and 50 years. The corporate facilities leases are for our corporate headquarters and have lease terms of approximately 8 years. The other operating leases are primarily for office and retail space as well as equipment supporting our operations and have lease terms of between 3 and 10 years. We have summarized our future obligations under operating leases at January 3, 2014 below:

($ in millions)	Land Leases	Corporate Facilities Leases	Other Operating Leases	Total
Fiscal Year
2014	$2	$1	$8	$11
2015	2	3	6	11
2016	2	3	3	8
2017	2	4	2	8
2018	2	4	1	7
Thereafter	34	10	6	50

Total minimum lease payments	$44	$25	$26	$95

Certain of these leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above exclude approximately $2 million in future lease payments which have been accrued on the Balance Sheets as part of historical restructuring charges. The future lease payments accrued as restructuring charges are expected to be paid in 2014.

The following table details the composition of rent expense associated with operating leases, net of sublease income, for the last three years:

($ in millions)	2013	2012	2011
Minimum rentals	$9	$10	$10
Additional rentals	5	5	5

	$14	$15	$15

10. DEBT

The following table provides detail on our debt balances:

($ in millions)	At Year-End 2013	At Year-End 2012
Vacation ownership notes receivable securitizations, interest rates ranging from 2.2% to 7.2% (weighted average interest rate of 3.5%) (1)	$674	$674
Other	4	4

	$678	$678

(1)	Interest rates are as of January 3, 2014.

See Footnote No. 15, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured. The Warehouse Credit Facility currently terminates on September 5, 2015 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once a year.

During 2013, we completed the securitization of a pool of $263 million of vacation ownership notes receivable, including $116 million of vacation ownership notes receivable that were previously securitized in the Warehouse Credit Facility. In connection with the securitization, investors purchased $250 million in vacation ownership loan backed notes from the MVW Owner Trust 2013-1 (the “2013-1 Trust”) in a private placement. Two classes of vacation ownership loan backed notes were issued by the 2013-1 Trust: $224 million of Class A Notes and $26 million of Class B Notes. The Class A Notes have an interest rate of 2.15 percent and the Class B Notes have an interest rate of 2.74 percent, for an overall weighted average interest rate of 2.21 percent.

Although no cash borrowings were outstanding as of January 3, 2014 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors of that facility, in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions)	Vacation Ownership Notes Receivable Securitizations(1)	Other Debt	Total
Debt Principal Payments Year
2014	$112	$—	$112
2015	113	—	113
2016	109	—	109
2017	77	—	77
2018	58	—	58
Thereafter	205	4	209

Balance at January 3, 2014	$674	$4	$678

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $37 million in 2013, $48 million in 2012 and $45 million in 2011.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of the transactions in which we have securitized vacation ownership notes receivable contain various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (related to the interests we retained) to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During 2013, and as of January 3, 2014, no pools failed to perform within the established parameters. For 2012, approximately $1 million of cash flows were redirected as a result of failing to perform within the established parameters during that year. As of January 3, 2014, we had 7 securitized vacation ownership notes receivable pools outstanding.

Renewal of Warehouse Credit Facility

During 2013, we entered into an amendment (the “Amendment”) to certain of the agreements associated with the Warehouse Credit Facility. As a result of the Amendment, the revolving period was extended to September 5, 2015, and borrowings under the Warehouse Credit Facility bear interest at a rate based on a blend of the one-month LIBOR and bank conduit commercial paper rates plus 1.2 percent per annum and are generally limited at any point to the sum of the products of the applicable advance rates and the eligible vacation ownership notes receivable at such time. The Amendment also expands the eligibility for certain collateral by permitting some vacation ownership notes receivable from domestic borrowers with low or no credit scores to be securitized through the Warehouse Credit Facility. Other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the Amendment. In addition to the amendments described above, the Amendment also includes certain modifications intended to comply with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and A Global Regulatory Framework for More Resilient Banks and Banking Systems developed by the Basel Committee on Banking Supervision, initially published in December 2010 and generally referred to as “Basel III.”

Revolving Corporate Credit Facility

During 2013, we entered into a First Amendment (the “Credit Agreement Amendment”) to the Revolving Corporate Credit Facility. Pursuant to the Revolving Corporate Credit Facility, the maximum ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the Revolving Corporate Credit Facility) that we are required to maintain was 6 to 1 through the end of the first quarter of 2013, then decreasing to 5.75 to 1 through the end of the first quarter of 2014, and to 5.25 to 1 thereafter. Prior to the Credit Agreement Amendment, the ratio we were required to maintain was 6 to 1 through the end of the first quarter of 2013, then 5.25 to 1 through the end of the 2014 fiscal year, and 4.75 to 1 thereafter. In addition, the Credit Agreement Amendment provides for certain amendments to the definitions of “Consolidated Adjusted EBITDA” and “Consolidated Total Debt” that will provide us with additional flexibility.

In addition to the changes described above, the Credit Agreement Amendment also includes modifications intended to comply with certain provisions of the Dodd-Frank Act regarding the guarantee of foreign exchange and interest rate swap transactions by certain of our subsidiaries that guarantee our obligations under the Revolving Corporate Credit Facility. On June 12, 2013, we also entered into a First Amendment to our November 2012 amended and restated guarantee and collateral agreement (the “Guarantee and Collateral Agreement”), which modified the Guarantee and Collateral Agreement to comply with the provisions of the Dodd-Frank Act described above.

11. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years (i.e., beginning in October 2016). The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of January 3, 2014, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

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

For Marriott Rewards Points issued prior to 2012, we pay Marriott International upon redemption of Marriott Rewards Points by program members. Historically, we determined the carrying value of the future redemption obligation based on statistical formulas that project timing of future point redemption based on historical levels, including estimates of the points that will eventually be redeemed and the “breakage” for points that will never be redeemed. These judgment factors determine the required liability for outstanding points. The liability is relieved upon redemption of points by program members. Our Marriott Rewards customer loyalty program’s liability for those Marriott Rewards Points issued prior to 2012 totaled $114 million at January 3, 2014 and $159 million at December 28, 2012. We recorded changes in estimate for our Marriott Rewards customer loyalty program liability of $5 million, $9 million and $0 in 2013, 2012 and 2011, respectively.

We completed a stress test on the carrying value of our Marriott Rewards customer loyalty program liability for Marriott Rewards Points issued prior to 2012 to measure the change in obligation associated with independent changes in key estimates as described in Footnote No. 1, “Summary of Significant Accounting Policies.” We applied this methodology to unfavorable changes that would be statistically significant and we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our customer loyalty liability at January 3, 2014:

($ in millions)
5 percent change in the cost per point	$5
10 percent change in the cost per point	$11
100 basis point change in the breakage rate	$9
200 basis point change in the breakage rate	$17

Although we did not specifically perform stress tests on the redemption curve because it is difficult to isolate a single quantitative measure against which to perform such a test, changes in the redemption curve could also have an impact on the valuation of our Marriott Rewards customer loyalty program liability for Marriott Rewards Points issued prior to 2012.

For periods subsequent to 2011, we generally pay Marriott International for Marriott Rewards Points upon issuance. The liability for Marriott Rewards Points issued after 2011 totaled $52 million at January 3, 2014 and $47 million at December 28, 2012, and is included within Accrued liabilities on the Balance Sheets and are generally payable within 120 days of year-end.

13. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $.01 per share. At January 3, 2014, there were 35,637,765 shares of Marriott Vacations Worldwide common stock issued, of which 35,132,742 were outstanding and 505,023 shares were held as treasury stock. At December 28, 2012, there were 35,026,533 shares of Marriott Vacations Worldwide common stock issued and outstanding, of which none were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $.01 per share, none of which were issued or outstanding as of January 3, 2014 or December 28, 2012.

Stock Repurchase Program

On October 8, 2013, our Board of Directors authorized a share repurchase program under which we may purchase up to 3,500,000 shares of our common stock prior to March 28, 2015. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

The following table summarizes stock repurchase activity under our current stock repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 28, 2012	—	$—	$—
For the year ended January 3, 2014	505,023	26	50.76

As of January 3, 2014	505,023	$26	$50.76

As of year-end 2013, 3 million shares remained available for repurchase under the authorization approved by our Board of Directors.

14. SHARE-BASED COMPENSATION

Marriott Vacations Worldwide Share-Based Compensation Plans

We maintain the Marriott Vacations Worldwide Stock Plan for the benefit of our officers, directors and employees. Under the Marriott Vacations Worldwide Stock Plan, we award to certain of our employees: (1) stock options to purchase Marriott Vacations Worldwide common stock (“Stock Option Program”); (2) SARs for Marriott Vacations Worldwide common stock (“SAR Program”); and (3) RSUs of Marriott Vacations Worldwide common stock. In addition, pursuant to the Separation and Distribution Agreement, we agreed to issue awards under the Marriott Vacations Worldwide Stock Plan to certain current and former directors, officers, and employees of Marriott International who held awards under the Marriott International Stock Plan relating to Marriott International common stock at November 10, 2011, the record date for the Spin-Off. A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Stock Plan. As of January 3, 2014, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan.

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

For share-based awards with service-only vesting conditions, we measure compensation expense related to share-based payment transactions with our employees and non-employee directors at fair value on the grant date. With respect to our employees, we recognize this expense on the Statement of Operations over the vesting period during which the employees provide service in exchange for the award; with respect to non-employee directors, we recognize this expense on the grant date. For share-based arrangements with performance vesting conditions, we recognize compensation expense once it is probable that the corresponding performance condition will be achieved. Following the Spin-Off, we recognize share-based compensation expense related to our employees and Marriott International recognizes compensation expense related to Marriott International employees, regardless of whether the underlying awards represent Marriott International or Marriott Vacations Worldwide awards.

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $12 million in 2013, $12 million in 2012 and $11 million in 2011. Our deferred compensation liability related to unvested awards held by our employees totaled $13 million at January 3, 2014 and $14 million at December 28, 2012. As of January 3, 2014, we expect that deferred compensation expense for our employees will be recognized over a weighted average period of two years.

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

In accordance with the guidance for share-based compensation, we presented the tax benefits and costs resulting from the exercise or vesting of Marriott International Stock Plan share-based awards related to our employees as financing cash flows. The exercise of share-based awards for our employees resulted in tax benefits of $3 million in 2013, $3 million in 2012 and less than $1 million in 2011.

Marriott International received $2 million in 2013, $3 million in 2012 and $2 million in 2011 in cash from our employees for the exercise of stock options granted under the Marriott International Stock Plan. We received less than $1 million in cash from our employees for the exercise of Marriott Vacations Worldwide stock options in both 2013 and 2012. Approximately $1 million of Marriott Vacations Worldwide stock options were exercised prior to December 30, 2011; however cash proceeds had not yet been paid to us by our stock plan service provider as of December 30, 2011.

RSUs

RSUs issued to our employees under the Marriott International Stock Plan and the Marriott Vacations Worldwide Stock Plan generally vest over four years in annual installments commencing one year after the date of grant. RSUs issued to our non-employee directors under the Marriott Vacations Worldwide Stock Plan vest on the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the stock units on the date of issuance. At year-end 2013 and 2012, we had approximately $12 million and $13 million, respectively, in deferred compensation costs related to RSUs for our employees granted under the Marriott International Stock Plan and Marriott Vacations Worldwide Stock Plan. The weighted average remaining term for RSU grants outstanding at year-end 2013 for our employees was two years.

We granted 272,033 RSUs to our employees and non-employee directors during 2013. RSUs granted in 2013 had a weighted average grant-date fair value of $40.

During 2013 and 2012, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, will be determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum amount of RSUs that may vest under the performance-based RSUs is approximately 72,000 and 157,000 for 2013 and 2012, respectively.

The following table provides additional information on outstanding RSUs issued to our employees for the last three fiscal years:

	2013	2012	2011
Share-based compensation expense (in millions)(1)	$11	$10	$10
Weighted average grant-date fair value prior to Spin-Off (per share)	32	31	40
Weighted average grant-date fair value subsequent to Spin-Off (per share)(1)	29	22	19
Aggregate intrinsic value of converted and distributed (in millions)	7	3	2

(1)	Includes RSUs with performance based vesting criteria.

The following table shows the 2013 changes in Marriott Vacations Worldwide RSUs issued to Marriott International and Marriott Vacations Worldwide employees:

	2013
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at year-end 2012	1,138,323	$17
Granted during 2013(1)	272,033	40
Distributed during 2013	(365,127)	13
Forfeited during 2013	(19,965)	23
Outstanding at year-end 2013	1,025,264	$24

(1)	Includes RSUs with performance based vesting criteria.

Stock Options and SARs

We may grant employee non-qualified stock options to officers and employees of our business at exercise prices or strike prices equal to the market price of our common stock on the date of grant. Non-qualified stock options generally expire ten years after the date of grant. Most stock options are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant.

The following table shows the 2013 changes in outstanding Marriott Vacations Worldwide stock options for Marriott International and Marriott Vacations Worldwide employees:

	2013
	Number of Shares	Weighted Average Exercise Price
Outstanding at year-end 2012	648,905	$11
Granted during 2013	—	—
Exercised during 2013	(364,282)	11
Forfeited during 2013	—	—

Outstanding at year-end 2013	284,623	$12

Stock options awarded under the Marriott International Stock Plan were granted at exercise prices or strike prices equal to the market price of Marriott International common stock on the date of grant.

We recognized no stock option compensation expense for our employees in each of 2013, 2012 and 2011. There was no deferred compensation expense related to stock options held by our employees at both year-end 2013 and 2012.

The following table shows the Marriott Vacations Worldwide stock options issued to Marriott International and Marriott Vacations Worldwide employees that were outstanding and exercisable at year-end 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
$ 8 to $12	204,687	$10	1	204,687	$10	1
$ 13 to $17	15,622	15	4	14,286	15	4
$ 18 to $22	60,498	19	1	60,498	19	1
$ 23 to $28	3,816	26	5	2,855	27	4
$ 8 to $28	284,623	$12	1	282,326	$12	1

No Marriott Vacations Worldwide stock options, other than those granted as part of the Spin-Off, were granted to Marriott International or to our employees in 2013, 2012 or 2011.

The following table shows the intrinsic value of outstanding Marriott International stock options and exercisable stock options held by our employees at year-end 2013 and 2012:

($ in millions)	2013	2012
Outstanding stock options	$2	$4
Exercisable stock options	$2	$4

The intrinsic value of both the outstanding Marriott Vacations Worldwide stock options and the exercisable stock options held by our employees at year-end 2013 was less than $1 million.

The approximate total intrinsic value of stock options for Marriott International stock exercised by our employees was $3 million in 2013, $5 million in 2012 and $2 million in 2011. The approximate total intrinsic value of stock options for Marriott Vacations Worldwide stock exercised by our employees was less than $1 million in 2013, $1 million in 2012 and less than $1 million in 2011.

SARs awarded under the Marriott International Stock Plan were granted at exercise prices or strike prices equal to the market price of Marriott International common stock on the date of grant. SARs awarded under the Marriott Vacations Worldwide Stock Plan are granted at exercise prices or strike prices equal to the market price of Marriott Vacations Worldwide common stock on the date of grant (this price is referred to as the “base value”). SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. Upon exercise of SARs, our employees and directors receive the number of shares of Marriott International common stock or Marriott Vacations Worldwide common stock, as applicable, equal to the number of SARs being exercised, multiplied by the quotient of (a) the market price of the common stock on the date of exercise (this price is referred to as the “final value”) minus the base value, divided by (b) the final value.

We recognized compensation expense associated with SARs held by our employees and directors of $1 million in 2013, $2 million in 2012 and less than $1 million in 2011. At both year-end 2013 and year-end 2012, we had $1 million in deferred compensation costs related to SARs held by our employees and directors.

The following table shows the 2013 changes in outstanding Marriott Vacations Worldwide SARs issued to both Marriott International and Marriott Vacations Worldwide employees and directors:

	2013
	Number of Shares	Weighted Average Exercise Price
Outstanding at year-end 2012	710,169	$ 18
Granted during 2013	66,422	40
Exercised during 2013	(32,342)	19
Forfeited during 2013	—	—

Outstanding at year-end 2013	744,249	$ 20

We use the Black-Scholes model to estimate the fair value of the stock options or SARs granted. For SARs granted under the Marriott Vacations Worldwide Stock Plan subsequent to the Spin-Off, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated based on the simplified method. The risk-free interest rate was calculated using U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants for the fiscal year ended 2013 and 2012:

	2013	2012
Expected volatility	57.55%	54.3%
Dividend yield	0.00%	0.00%
Risk-free rate	1.02%	1.03%
Expected term (in years)	6.25	6.25

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

The following table shows the assumptions used to estimate the fair value of stock options and SARs our employees were awarded under the Marriott International Stock Plan for 2011 (prior to the Spin-Off):

2011
Expected volatility	32%
Dividend yield	0.73%
Risk-free interest rate	3.4%
Expected term (in years)	8

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included in our Balance Sheet at January 3, 2014.

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$719	$—	$719
Interest receivable	5	—	5
Restricted cash	34	—	34

Total	$758	$—	$758

Consolidated Liabilities:
Interest payable	$1	$—	$1
Debt	674	—	674

Total	$675	$—	$675

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during 2013:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$97	$7	$104
Interest expense to investors	$25	$2	$27
Debt issuance cost amortization	$3	$1	$4

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

($ in millions)	2013	2012
Cash inflows:
Net proceeds from vacation ownership notes receivable securitization	$246	$233
Principal receipts	180	188
Interest receipts	97	107

Total	523	528

Cash outflows:
Principal to investors	(172)	(184)
Voluntary repurchases of defaulted vacation ownership notes receivable	(27)	(37)
Voluntary retirement clean-up call	(51)	(72)
Interest to investors	(26)	(34)

Total	(276)	(327)

Net Cash Flows	$247	$201

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

($ in millions)	2013	2012
Cash inflows:
Net proceeds from vacation ownership notes receivable securitization	$109	$—
Principal receipts	16	16
Interest receipts	7	9
Reserve release	1	1

Total	133	26

Cash outflows:
Principal to investors	(13)	(15)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(2)
Repayment of Warehouse Credit Facility	(98)	(101)
Interest to investors	(2)	(2)

Total	(113)	(120)

Net Cash Flows	$20	$(94)

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. We made voluntary repurchases of defaulted vacation ownership notes receivable of $27 million during 2013, $39 million during 2012 and $52 million during 2011. We also made voluntary repurchases of $69 million, $86 million and $24 million of other non-defaulted vacation ownership notes receivable during 2013, 2012 and 2011, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to loss relating to the entities that own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.

Other Variable Interest Entities

We have an equity investment in, and notes receivable due from a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii pursuant to a joint venture arrangement. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of this entity, as power to direct the activities that most significantly impact the entity’s economic performance is shared among the variable interest holders and, therefore, we do not consolidate the entity. We provided a completion guarantee in favor of the project lenders for which the joint venture has delivered a completed operational project. We received a release of the guarantee and do not have any further exposure for funding under the guarantee. In 2009, we fully impaired our equity investment in the entity and in certain notes receivable due from the entity. In 2010, the continued application of equity losses to our investment in the remaining outstanding notes receivable balance reduced its carrying value to zero. In addition, the venture was unable to pay promissory notes that matured on December 31, 2010 and August 1, 2011. Subsequently, the lenders issued a notice of default to the venture. The lenders initiated foreclosure proceedings with respect to unsold interests in the project. A foreclosure auction was held and, on January 31, 2013, a bid was accepted and confirmed. The sale was completed, and on June 13, 2013, we received $7 million of cash as a partial repayment of our previously fully reserved receivables due from the entity.

We gave notice of breach or termination of various agreements, including management agreements with the owners’ associations at the project, marketing and sales agreements with the venture, and other agreements pursuant to which we provided services to the venture and, as we were unable to reach agreement with the owners’ associations with respect to our continued provision of services, termination of these agreements was effective on December 31, 2012. During the year ended January 3, 2014, we recorded $8 million of expense to increase our accrual for remaining costs expected to be incurred relating to our interests in this joint venture exclusive of any costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 9, “Contingencies and Commitments.” Including reserves for outstanding receivables, at January 3, 2014, we have an accrual of $14 million for potential future funding, representing our remaining expected exposure to loss related to our involvement with this entity exclusive of any costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 9, “Contingencies and Commitments.”

16. IMPAIRMENT CHARGES

In accordance with ASC 978, “Real Estate—Time-sharing Activities,” and ASC 360, “Property, Plant, and Equipment,” we recorded impairment adjustments to inventory and property and equipment to adjust the carrying value of underlying assets to our estimate of its fair value when required.

($ in millions)	2013(1)	2012	2011
Impairment Charge
Inventory impairment	$—	$—	$251
Property and equipment impairment	1	—	73

Total impairment charge	$1	$—	$324

(1)	The 2013 impairment charge related to a leased golf course in our Europe segment.

2011 Impairment Charges

We incurred total impairment charges during 2011 as follows:

($ in millions)	North America Segment	Europe Segment	Corporate and Other	Total
Impairment Charge
Inventory impairment	$111	$2	$138	$251
Property and equipment impairment	6	—	67	73

Total impairment charge	$117	$2	$205	$324

In preparation for the Spin-Off, management assessed the intended use of certain undeveloped and partially developed land and excess built inventory and the current market conditions for those assets. We typically purchase undeveloped land in order to develop it as a resort, in which we then sell vacation ownership interests. At the time we purchase undeveloped land, we record it as an asset in the reportable segment for which we intend to develop it. We do not purchase undeveloped land on a speculative basis; however, we may dispose of undeveloped land if we no longer intend to develop it.

During 2011, management approved a plan to accelerate cash flow through the monetization of certain undeveloped and partially developed land in the United States, Mexico, and the Bahamas and to accelerate sales of excess built luxury fractional and residential inventory. When we chose to pursue this disposition strategy for certain undeveloped and partially developed land, we reclassified this land from the reportable segments to the corporate and other category because it no longer related to the ongoing operations of a particular segment. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built luxury inventory were less than their respective carrying values, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) under the “Impairment” caption.

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

Grouped by product type and/or geographic location, these impairment charges consisted of $117 million associated with nine luxury fractional and mixed use properties, $2 million related to one project in our European vacation ownership business, and $205 million associated with Corporate and Other, including $199 million related to undeveloped and partially developed land parcels associated with five vacation ownership properties that were previously classified in the North America segment and $6 million of software previously under development that will not be completed and used under our new strategy. Upon approval of the disposition plan, these undeveloped and partially developed land parcels were reclassified to Corporate and Other because the parcels no longer related to the ongoing operations of the North America segment. If the assets had not been reclassified from the North America segment to Corporate and Other, the $199 million impairment charge relating to these assets would have been recorded in the North America segment.

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

Through November 21, 2011 (the effective date of the Spin-Off), our expenses included allocations from Marriott International of costs associated with services provided by Marriott International to us including, but not limited to, information technology support, systems maintenance, telecommunications, accounts payable, payroll and benefits, human resources, self-insurance and other shared services. Historically, these costs were charged to us based on specific identification or on a basis determined by Marriott International to reflect a reasonable allocation to us of the actual costs incurred to perform these services. These allocated costs were $23 million for the period from January 1, 2011 through date of the Spin-Off.

Marriott International allocated indirect general and administrative costs to us for certain functions and services provided to us by Marriott International, including, but not limited to, executive office, legal, tax, finance, government and public relations, internal audit, treasury, investor relations, human resources and other administrative support primarily on the basis of our proportion of Marriott International’s overall revenue. Accordingly, we were allocated $12 million for the period from January 1, 2011 through date of the Spin-Off of Marriott International’s indirect general and corporate overhead expenses and have included these expenses in General and administrative expenses on our Statements of Operations.

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

18. ORGANIZATIONAL AND SEPARATION RELATED CHARGES

Subsequent to the Spin-Off, Marriott International continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements, most of which we have ceased using as of the end of 2013. In connection with our continued organizational and separation related activities, we have incurred certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology and related finance and accounting organizations to support our stand-alone public company needs. We expect these efforts to continue through 2014. Organizational and separation related charges as reflected in our Statements of Operations, were $12 million for 2013 and $16 million for 2012. In addition, $7 million and $2 million of additional separation related charges were capitalized to Property and equipment on our Balance Sheets during 2013 and 2012, respectively.

19. BUSINESS SEGMENTS

We define our reportable segments based on the way in which the chief operating decision maker, currently our chief executive officer, manages the operations of the company for purposes of allocating resources and assessing performance. We operate in three reportable business segments:

•	In our North America segment, we develop, market, sell and manage vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We also develop, market and sell vacation ownership and related products under The Ritz-Carlton Destination Club brand, as well as whole ownership residential products under The Ritz-Carlton Residences brand.

•	In our Europe segment, we develop, market, sell and manage vacation ownership products in several locations in Europe. We are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

•	In our Asia Pacific segment, we develop, market, sell and manage the Marriott Vacation Club, Asia Pacific, a right-to-use points program that we specifically designed to appeal to the vacation preferences of the Asian market, as well as a weeks-based right-to-use product.

Effective December 29, 2012, we combined the reporting of the financial results of the former Luxury segment with the North America segment based upon our decision to scale back separate development activity for the luxury market and to aggregate future marketing and sales efforts for upscale and luxury inventory. Existing service standards and on-site management remain unaffected by our reporting changes. Prior year amounts have been recast for consistency with the current year’s presentation.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses or income taxes. We do not allocate corporate interest expense, consumer financing interest expense or other financing expenses to our segments. During 2013, we reviewed the allocation of general and administrative expenses to our reportable segments as a result of the realignment of our management structure. Based on this review, we determined to no longer allocate certain general and administrative expenses to our reportable segments. This change, which was effective December 29, 2012, had no impact on our Financial Statements for any prior period. Prior period reportable segment information has been adjusted to reflect the change in reportable segment reporting.

We include interest income specific to segment activities within the appropriate segment. We allocate other gains and losses and equity in earnings or losses from our joint ventures to each of our segments as appropriate. Corporate and other represents that portion of our revenues, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

Revenues

($ in millions)	2013	2012	2011
North America	$1,545	$1,444	$1,403
Europe	141	112	129
Asia Pacific	64	83	92

Total segment revenues	1,750	1,639	1,624
Corporate and other	—	—	—

	$1,750	$1,639	$1,624

Net Income (Loss)

($ in millions)	2013	2012	2011
North America	$342	$266	$139
Europe	18	2	10
Asia Pacific	8	4	4

Total segment financial results	368	272	153
Corporate and other	(237)	(241)	(370)
(Provision) benefit for income taxes	(51)	(24)	45

	$80	$7	$(172)

Equity in Earnings of Equity Method Investees

($ in millions)	2013	2012	2011
Asia Pacific	$—	$1	$—

	$—	$1	$—

Depreciation

($ in millions)	2013	2012	2011
North America	$10	$12	$13
Europe	2	2	3
Asia Pacific	—	—	1

Total segment depreciation	12	14	17
Corporate and other	11	16	16

	$23	$30	$33

Assets

($ in millions)	At Year-End 2013	At Year-End 2012
North America	$2,125	$2,223
Europe	103	122
Asia Pacific	84	85

Total segment assets	2,312	2,430
Corporate and other	320	183

	$2,632	$2,613

Equity Method Investments

($ in millions)	At Year-End 2013	At Year-End 2012
Asia Pacific	$1	$1

Capital Expenditures (including inventory)

($ in millions)	2013	2012	2011
North America	$167	$118	$118
Europe	5	4	5
Asia Pacific	8	11	3

Total segment capital expenditures	180	133	126
Corporate and other	8	5	9

	$188	$138	$135

Our Financial Statements include the following items related to operations located outside the United States (which are predominately related to our Europe and Asia Pacific segments):

•	Revenues, excluding reimbursed costs, of $207 million in 2013, $236 million in 2012 and $281 million in 2011; and

•	Fixed assets of $100 million in 2013 and $101 million in 2012. For year-end 2013 and year-end 2012, fixed assets located outside the United States are included within the “Property and equipment” caption in our Balance Sheets.

20. QUARTERLY RESULTS (UNAUDITED)

	Fiscal Year 2013(1)(2)(3)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$390	$421	$412	$527	$1,750

Expenses	$(358)	$(373)	$(370)	$(505)	$(1,606)

Net income	$19	$30	$25	$6	$80

Basic earnings per share	$0.53	$0.87	$0.70	$0.16	$2.25

Diluted earnings per share	$0.51	$0.85	$0.67	$0.15	$2.18

	Fiscal Year 2012(1)(2)(3)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$374	$383	$383	$499	$1,639

Expenses	$(355)	$(372)	$(362)	$(514)	$(1,603)

Net income (loss)	$8	$5	$5	$(11)	$7

Basic earnings (loss) per share	$0.23	$0.16	$0.13	$(0.33)	$0.19

Diluted earnings (loss) per share	$0.22	$0.15	$0.12	$(0.33)	$0.18

(1)	The quarters consisted of 12 weeks, except for the fourth quarter of 2013, which consisted of 17 weeks and the fourth quarter of 2012, which consisted of 16 weeks.
(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.
(3)	The quarterly results have been restated to correct certain prior period errors as discussed in Footnote No. 1, “Summary of Significant Accounting Policies.”

21. SUBSEQUENT EVENT

Subsequent to year end, we disposed of a golf course and adjacent undeveloped land for $24 million of cash proceeds. As a condition of the sale, we will continue to operate the golf course until mid-2015 at our own risk. We will utilize the performance of services method to record a gain of approximately $2 million over the period in which we will operate the golf course.