Form 10-Q
period 2014-03-28
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2014-04-29
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of April 22, 2014 was 34,442,172.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 28, 2014	March 22, 2013
REVENUES
Sale of vacation ownership products	$145	$141
Resort management and other services	60	59
Financing	31	33
Rental	64	63
Other	2	3
Cost reimbursements	100	91

TOTAL REVENUES	402	390

EXPENSES
Cost of vacation ownership products	47	44
Marketing and sales	71	74
Resort management and other services	42	43
Financing	5	5
Rental	57	56
Other	2	3
General and administrative	22	21
Litigation settlement	—	(1)
Organizational and separation related	1	1
Consumer financing interest	7	8
Royalty fee	13	13
Cost reimbursements	100	91

TOTAL EXPENSES	367	358

Gains and other income	1	1
Interest expense	(2)	(3)
Impairment charges on equity investment	(2)	—

INCOME BEFORE INCOME TAXES	32	30
Provision for income taxes	(13)	(11)

NET INCOME	$19	$19

Basic earnings per share	$0.55	$0.53

Shares used in computing basic earnings per share	34.9	35.2

Diluted earnings per share	$0.54	$0.51

Shares used in computing diluted earnings per share	35.9	36.6

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Twelve Weeks Ended
	March 28, 2014	March 22, 2013
Net income	$19	$19
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(1)

Total other comprehensive income (loss), net of tax	—	(1)

COMPREHENSIVE INCOME	$19	$18

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	(Unaudited) March 28, 2014	January 3, 2014
ASSETS
Cash and cash equivalents	$159	$200
Restricted cash (including $27 and $34 from VIEs, respectively)	74	86
Accounts and contracts receivable, net (including $4 and $5 from VIEs, respectively)	130	109
Vacation ownership notes receivable, net (including $642 and $719 from VIEs, respectively)	936	970
Inventory	850	870
Property and equipment	229	254
Other	141	143

Total Assets	$2,519	$2,632

LIABILITIES AND EQUITY
Accounts payable	$86	$129
Advance deposits	53	48
Accrued liabilities (including $1 and $1 from VIEs, respectively)	210	185
Deferred revenue	16	19
Payroll and benefits liability	66	82
Liability for Marriott Rewards customer loyalty program	107	114
Deferred compensation liability	38	37
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $593 and $674 from VIEs, respectively)	597	678
Other	57	31
Deferred taxes	61	60

Total Liabilities	1,331	1,423

Contingencies and Commitments (Note 8)
Preferred stock — $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 100,000,000 shares authorized; 35,827,949 and 35,637,765 shares issued, respectively	—	—
Treasury stock — at cost; 1,239,164 and 505,023 shares, respectively	(63)	(26)
Additional paid-in capital	1,127	1,130
Accumulated other comprehensive income	23	23
Retained earnings	101	82

Total Equity	1,188	1,209

Total Liabilities and Equity	$2,519	$2,632

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Twelve Weeks Ended
	March 28, 2014	March 22, 2013
OPERATING ACTIVITIES
Net income	$19	$19
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4	6
Amortization of debt issuance costs	1	1
Provision for loan losses	7	9
Share-based compensation	2	2
Deferred income taxes	(2)	(1)
Gain on disposal of property and equipment, net	(1)	(1)
Impairment charges on equity investment	2	—
Net change in assets and liabilities:
Accounts and contracts receivable	(25)	(11)
Notes receivable originations	(45)	(44)
Notes receivable collections	71	74
Inventory	20	10
Other assets	2	(16)
Accounts payable, advance deposits and accrued liabilities	(9)	(36)
Liability for Marriott Rewards customer loyalty program	(7)	(12)
Deferred revenue	(3)	(10)
Payroll and benefit liabilities	(16)	(15)
Deferred compensation liability	1	(8)
Other liabilities	27	22

Net cash provided by (used in) operating activities	48	(11)

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(1)	(3)
Decrease in restricted cash	12	22
Dispositions	22	3

Net cash provided by investing activities	33	22

FINANCING ACTIVITIES
Borrowings from securitization transactions	—	111
Repayment of debt related to securitization transactions	(81)	(103)
Borrowings on Revolving Corporate Credit Facility	—	25
Repayments on Revolving Corporate Credit Facility	—	(25)
Purchase of treasury stock	(37)	—
Proceeds from stock option exercises	—	1
Payment of withholding taxes on vesting of restricted stock units	(4)	(4)

Net cash (used in) provided by financing activities	(122)	5

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41)	16
CASH AND CASH EQUIVALENTS, beginning of period	200	103

CASH AND CASH EQUIVALENTS, end of period	$159	$119

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Non-cash reduction of Additional paid-in capital for decrease in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	$(1)	$—

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

Marriott Vacations Worldwide Corporation (“Marriott Vacations Worldwide,” “we” or “us,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity) is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”), a subsidiary of Marriott International, Inc. (“Marriott International”), generally provides on-site management for Ritz-Carlton branded properties.

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of March 28, 2014, we operated 62 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases; and renting vacation ownership inventory.

Our Spin-Off from Marriott International, Inc.

On November 21, 2011, the spin-off of Marriott Vacations Worldwide from Marriott International (the “Spin-Off”) was completed. As a result of the Spin-Off, we became an independent public company, and our common stock is listed on the New York Stock Exchange under the symbol “VAC.” Following the Spin-Off, we and Marriott International have operated independently, and neither company has any ownership interest in the other.

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

In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Interim Consolidated Financial Statements, unless otherwise noted.

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the twelve weeks ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2014 First Quarter	March 28, 2014
2013 First Quarter	March 22, 2013

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, seasonal and short-term variations.

These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, you should read these Financial Statements in conjunction with the consolidated financial statements and notes to those consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, property and equipment valuation, loan loss reserves, Marriott Rewards customer loyalty program liability, self-insured medical plan reserves, equity-based compensation, income taxes, loss contingencies and exit and disposal activities reserves. Accordingly, actual amounts may differ from these estimated amounts.

We have reclassified certain prior year amounts to conform to our 2014 presentation.

New Accounting Standards

Accounting Standards Update No. 2013-11 – “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”)

ASU No. 2013-11, which we adopted in the first quarter of 2014, provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. Our adoption of this update did not have a material impact on our Financial Statements.

Accounting Standards Update No. 2014-08 – “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”)

ASU No. 2014-08, which we adopted in the first quarter of 2014, raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU No. 2014-08 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. Our adoption of this update did not have a material impact on our Financial Statements.

2. INCOME TAXES

We file U.S. consolidated federal and state tax returns, as well as separate tax filings for non-U.S. jurisdictions. We entered into a Tax Sharing and Indemnification Agreement with Marriott International, effective November 21, 2011 (as subsequently amended, the “Tax Sharing and Indemnification Agreement”), which governs the allocation of responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide as set forth in the agreement, and each will indemnify and hold harmless the other from and against the taxes so allocated. During the first quarter of 2014 we increased our Deferred tax liabilities by $1 million for adjustments to the Deferred tax liabilities at the time of the Spin-Off with a corresponding reduction to Additional paid-in-capital.

Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate was less than $1 million at both March 28, 2014 and January 3, 2014.

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

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	March 28, 2014	January 3, 2014
Vacation ownership notes receivable — securitized	$642	$719
Vacation ownership notes receivable — non-securitized
Eligible for securitization (1)	136	73
Not eligible for securitization (1)	158	178

Subtotal	294	251

Total vacation ownership notes receivable	$936	$970

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable.

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2014	$55	$72	$127
2015	45	97	142
2016	37	94	131
2017	26	91	117
2018	23	74	97
Thereafter	108	214	322

Balance at March 28, 2014	$294	$642	$936

Weighted average stated interest rate at March 28, 2014	11.9%	12.9%	12.5%
Range of stated interest rates at March 28, 2014	0.0% to 19.5%	4.9% to 18.7%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable on our Statements of Operations in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	Twelve Weeks Ended
	March 28, 2014	March 22, 2013
Interest income associated with vacation ownership notes receivable — securitized	$22	$24
Interest income associated with vacation ownership notes receivable — non-securitized	7	8

Total interest income associated with vacation ownership notes receivable	$29	$32

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the twelve weeks ended March 28, 2014:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at January 3, 2014	$82	$52	$134
Provision for loan losses	3	4	7
Clean-up calls (1)	2	(2)	—
Write-offs	(9)	—	(9)
Defaulted vacation ownership notes receivable repurchase activity (2)	7	(7)	—

Balance at March 28, 2014	$85	$47	$132

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

(2)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.01 percent and 7.13 percent as of March 28, 2014 and January 3, 2014, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $5 million as of both March 28, 2014 and January 3, 2014.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at March 28, 2014	$66	$10	$76
Investment in vacation ownership notes receivable on non-accrual status at January 3, 2014	$69	$8	$77
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended March 28, 2014	$68	$9	$77
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended March 22, 2013	$74	$10	$84

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of March 28, 2014:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$13	$17	$30
91 – 150 days past due	6	8	14
Greater than 150 days past due	60	2	62

Total past due	79	27	106
Current	300	662	962

Total vacation ownership notes receivable	$379	$689	$1,068

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

	At March 28, 2014		At January 3, 2014
($ in millions)	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Vacation ownership notes receivable — securitized	$642	$772	$719	$865
Vacation ownership notes receivable — non-securitized	294	326	251	267

Total financial assets	$936	$1,098	$970	$1,132

Non-recourse debt associated with vacation ownership notes receivable securitizations	$(593)	$(611)	$(674)	$(695)
Other debt	(4)	(4)	(4)	(4)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(44)	(40)	(44)
Liability for Marriott Rewards customer loyalty program	(107)	(103)	(114)	(110)
Other liabilities	(6)	(6)	(6)	(6)

Total financial liabilities	$(750)	$(768)	$(838)	$(859)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

Due to factors that impact the general marketability of our non-securitized vacation ownership notes receivable, as well as current market conditions, we bifurcate our vacation ownership notes receivable at each balance sheet date into those eligible and not eligible for securitization using criteria applicable to current securitization transactions in the asset-backed securities (“ABS”) market. Generally, vacation ownership notes receivable are considered not eligible for securitization if any of the following attributes are present: (1) payments are greater than 30 days past due; (2) the first payment has not been received; or (3) the collateral is located in Europe or Asia. In some cases eligibility may also be determined based on the credit score of the borrower, the remaining term of the loans and other similar factors that may reflect investor demand in a securitization transaction or the cost to effectively securitize the vacation ownership notes receivable. The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At March 28, 2014		At January 3, 2014
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable — eligible for securitization	$136	$168	$73	$89
Vacation ownership notes receivable — not eligible for securitization	158	158	178	178

Total vacation ownership notes receivable — non-securitized	$294	$326	$251	$267

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

5. DISPOSITIONS

During the first quarter of 2014, we disposed of a golf course and adjacent undeveloped land in Orlando, Florida for $24 million in cash. As a condition of the sale, we will continue to operate the golf course until the end of the first quarter of 2015 at our own risk. We will utilize the performance of services method to record a gain of approximately $2 million over the period during which we will operate the golf course, of which $1 million is included in the Gains and other income line on the Statement of Operations for the twelve weeks ended March 28, 2014.

6. EARNINGS PER SHARE

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

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Twelve Weeks Ended
(in millions, except per share amounts)	March 28, 2014 (1)	March 22, 2013 (2)
Computation of Basic Earnings Per Share
Net income	$19	$19
Weighted average shares outstanding	34.9	35.2

Basic earnings per share	$0.55	$0.53

Computation of Diluted Earnings Per Share
Net income	$19	$19

Weighted average shares outstanding	34.9	35.2
Effect of dilutive securities
Employee stock options and SARs	0.6	0.8
Restricted stock units	0.4	0.6

Shares for diluted earnings per share	35.9	36.6

Diluted earnings per share	$0.54	$0.51

(1)	The computations of diluted earnings per share exclude approximately 291,000 shares of common stock, the maximum number of shares issuable as of March 28, 2014 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)	The computations of diluted earnings per share exclude approximately 229,000 shares of common stock, the maximum number of shares issuable as of March 22, 2013 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the twelve week period ended March 28, 2014, we excluded 57,906 shares underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock, with an exercise price of $52.09, from our calculation of diluted earnings per share because this exercise price was greater than the average market price for the applicable period.

For the twelve week period ended March 22, 2013, we have not excluded any shares underlying stock options or SARs that may be settled in shares of common stock from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At March 28, 2014	At January 3, 2014
Finished goods (1)	$379	$369
Work-in-progress	124	151
Land and infrastructure (2)	341	344

Real estate inventory	844	864
Operating supplies and retail inventory	6	6

	$850	$870

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes sales centers to be converted into vacation ownership products to be sold in the future.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value.

8. CONTINGENCIES AND COMMITMENTS

Guarantees

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sale of vacation ownership products for the North America and Asia Pacific segments. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the term of its note payable. Prior to the Spin-Off, Marriott International guaranteed our performance under these arrangements, and following the Spin-Off continues to hold a standby letter of credit related to the Asia Pacific segment guarantee. If Marriott International is required to fund any draws by lenders under this letter of credit it would seek recourse from us. Marriott International no longer guarantees our performance with respect to third-party financing for sales of products in the North America segment. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as notes mature or are repaid. The terms of the underlying notes extend to 2022.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions)	Maximum Potential Amount of Future Fundings At March 28, 2014	Liability for Expected Future Fundings At March 28, 2014
Segment
Asia Pacific	$11	$—
North America	3	—

Total guarantees where we are the primary obligor	$14	$—

We included our liability of less than $1 million for expected future fundings for guarantees on our Balance Sheet at March 28, 2014 in the Other caption within Liabilities.

Commitments and Letters of Credit

In addition to the guarantees we describe in the preceding paragraphs, as of March 28, 2014, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments under these contracts were $42 million, of which we expect $9 million, $13 million, $7 million, $5 million, $2 million and $6 million will be paid in 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

•	Commitments to subsidize vacation ownership associations were $5 million, which we expect will be paid in 2014.

Surety bonds issued as of March 28, 2014 totaled $81 million, the majority of which were requested by federal, state or local governments related to our operations.

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

Additionally, as of March 28, 2014, we had $3 million of letters of credit outstanding under our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

In 2012, we agreed to settle two lawsuits in which certain of our subsidiaries were defendants. The plaintiffs in the lawsuits, residential unit owners at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), a project within our North America segment, questioned the adequacy of disclosures made prior to 2008, when our business was part of Marriott International, regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”) and their payment obligations with respect to such bonds. In 2013, we agreed to settle a third lawsuit in which another residential unit owner at the RCC San Francisco had asserted similar claims. As a result of these settlements, in 2013 we reversed $1 million of the $41 million previously recognized expense recorded in 2012 in connection with these matters. An additional lawsuit was filed against us in June 2013 primarily related to disclosure provided to a purchaser of a residential unit at the RCC San Francisco. We dispute the material allegations in the complaint and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On December 21, 2012, Jon Benner, an owner of fractional interests in the RCC San Francisco, filed suit in Superior Court for the State of California, County of San Francisco against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under the Mello-Roos Act. The plaintiff alleges that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constitute intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought includes damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. Thomas Wanless and Matthew Jenner, owners of another fractional interest at the RCC San Francisco, filed a complaint in San Francisco Superior Court on October 15, 2013, that contains similar allegations and seeks similar relief. The Wanless complaint has been consolidated with the Benner action and with a similar action previously filed by fractional interest owner Elisabeth Gani. These three lawsuits are distinct from the other lawsuits described above relating to the RCC San Francisco because the disclosure process for the sale of fractional interests differs from that applicable to the sale of whole-ownership units. We dispute the material allegations in these complaints and intend to defend against these actions vigorously. Given the early stages of these actions and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On December 11, 2012, Steven B. Hoyt and Bradley A. Hoyt, purchasers of fractional interests in two of The Ritz-Carlton Destination Club projects, filed suit in the United States District Court for the District of Minnesota against us, certain of our subsidiaries and The Ritz-Carlton Hotel Company on behalf of a putative class consisting of all purchasers of fractional interests at The Ritz-Carlton Destination Club projects. The plaintiffs allege that program changes beginning in 2009 caused an actionable decrease in the value of the fractional interests purchased. The relief sought includes declaratory and injunctive relief, damages in an unspecified amount, rescission of the purchases, restitution, disgorgement of profits, interest and attorneys’ fees. In response to our motion to dismiss the original complaint, plaintiffs filed an amended complaint. In response, we filed a renewed motion to dismiss. On February 7, 2014, the court issued an order granting that motion in part and denying it in part. We continue to dispute the material allegations remaining in the amended complaint and intend to continue to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On January 30, 2013, Krishna and Sherrie Narayan and other owners of 12 residential units at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) were granted leave by the Court to file, and subsequently did file, an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against this action vigorously. On August 23, 2013, the Hawaii Intermediate Court of Appeals reversed the Maui Circuit Court’s denial of our motion to compel arbitration of the claims asserted by plaintiffs. The Circuit Court subsequently granted our renewed motion to compel arbitration and referred the matter to arbitration. The Hawaii Supreme Court thereafter agreed to review the decision of the Intermediate Court of Appeals and heard oral argument in the case on April 3, 2014, but as of April 25, 2014 has taken no action to affirm or reverse that decision. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

In the fourth quarter of 2013, we reached an agreement with several parties involved in Kapalua Bay, including the foreclosure purchasers of the unsold interests in the project, other entities that have equity investments in the Joint Venture, the Kapalua Bay Association, and the Kapalua Bay Vacation Owners Association (the fractional owners’ association), to mutually settle pending and threatened claims relating to the project (the “Kapalua Bay Settlement”). In connection with the Kapalua Bay Settlement, owners of 132 of the 177 developer-sold fractional interests (including owners of two fractional interests who were plaintiffs in the Charles action described below) provided full releases to us and other parties associated with the project. In addition, one residential owner provided a full release to us and other parties associated with the project. As a result, we recorded a charge of $8 million in 2013, which was partially offset by $7 million of income recorded for partial repayment of our previously fully reserved receivables due from the Joint Venture. Both were included in Impairment charges on equity investment on the consolidated statement of operations for the year ended January 3, 2014.

On June 19, 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The amended complaint supersedes a prior complaint that was not served on any defendant. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade

Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration of the claims asserted by the plaintiffs, and the parties subsequently agreed to attempt to settle the litigation through mediation. We dispute the material allegations in the amended complaint and intend to defend against this action vigorously if the mediation does not result in a settlement. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time. Additionally, owners of two fractional interests have since agreed to release their claims in this action in connection with the Kapalua Bay Settlement described above.

On June 28, 2013, owners of 35 residences and lots at The Abaco Club on Winding Bay (“The Abaco Club”) filed a complaint in Orange County, Florida Circuit Court against us, one of our subsidiaries, certain subsidiaries of Marriott International and the resort’s owners’ association, alleging that the defendants failed to maintain the golf course, golf clubhouse, roads, water supply system, and other facilities and equipment in a manner commensurate with a five-star luxury resort, and certain deficiencies in the quality of services provided at the resort. Plaintiffs also allege that the defendants failed to honor an obligation to extend a right of first offer to club owners in connection with plans to sell the club property. Plaintiffs allege statutory and common law claims for breach of contract, breach of fiduciary duty, and fraud and seek compensatory and punitive damages. We have filed a motion to dismiss the complaint. We dispute the material allegations in this complaint and intend to defend against this action vigorously. In April 2014, this action was abated for a period of up to five months after we entered into a non-binding letter of intent to sell the golf course, spa and clubhouse and related facilities and certain developed and undeveloped lots at The Abaco Club to an entity to be comprised of certain members of The Abaco Club, including certain of the plaintiffs, and others. Although we cannot assure that the sale will occur, if we complete a sale on terms contemplated by the letter of intent, we could incur a non-cash loss of up to $25 million, and all claims asserted against us in this matter would be dismissed with prejudice.

On March 27, 2014, Salvatore DeSantis, an owner of a one-week vacation ownership interest at Marriott’s Harbour Lake, a project within our North America segment, filed a complaint in Orange County, Florida, Circuit Court against us and certain of our subsidiaries on behalf of himself and a putative class consisting of all owners of weeks-based Marriott Vacation Club vacation ownership interests on June 20, 2010, the date of the launch of our points-based product. The plaintiff alleges that the introduction of our points-based ownership product caused an actionable decrease in the value of his vacation ownership interest. The relief sought includes compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to the Florida Unfair and Deceptive Trade Practices Act and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. The complaint was served on April 10, 2014 and our response is due April 30, 2014. We dispute the material allegations in this complaint and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $39 million, of which $18 million is included within liabilities on our Balance Sheet at March 28, 2014. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2017.

9. DEBT

The following table provides detail on our debt balances:

($ in millions)	At March 28, 2014	At January 3, 2014
Vacation ownership notes receivable securitizations, interest rates ranging from 2.2% to 7.2% (weighted average interest rate of 3.4%) (1)	$593	$674
Other	4	4

	$597	$678

(1)	Interest rates are as of March 28, 2014.

See Footnote No. 13, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and our non-recourse warehouse credit facility (the “Warehouse Credit Facility”). All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured. The Warehouse Credit Facility currently terminates on September 5, 2015 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once a year.

Although no cash borrowings were outstanding as of March 28, 2014 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include most of our entities that are organized in the U.S.), in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions) Debt Principal Payments Year	Vacation Ownership Notes Receivable Securitizations (1)	Other Debt	Total
2014	$75	$—	$75
2015	99	—	99
2016	95	—	95
2017	70	—	70
2018	55	—	55
Thereafter	199	4	203

Balance at March 28, 2014	$593	$4	$597

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $6 million in the twelve weeks ended March 28, 2014 and $10 million in the twelve weeks ended March 22, 2013.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (related to the interests we retained) to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the twelve weeks ended March 28, 2014, and as of March 28, 2014, no pools failed to perform within the established parameters. As of March 28, 2014, we had 6 securitized vacation ownership notes receivable pools outstanding.

10. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years (i.e., beginning in October 2016) at par. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of March 28, 2014, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

11. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $.01 per share. At March 28, 2014, there were 35,827,949 shares of Marriott Vacations Worldwide common stock issued, of which 34,588,785 shares were outstanding and 1,239,164 shares were held as treasury stock. At January 3, 2014, there were 35,637,765 shares of Marriott Vacations Worldwide common stock issued, of which 35,132,742 shares were outstanding and 505,023 shares were held as treasury stock.

Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $.01 per share, none of which were issued or outstanding as of March 28, 2014 or January 3, 2014.

The following table details changes in shareholders’ equity during the twelve weeks ended March 28, 2014:

($ in millions)	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at January 3, 2014	$(26)	$1,130	$23	$82	$1,209
Net income	—	—	—	19	19
Amounts related to share-based compensation	—	(2)	—	—	(2)
Adjustment to reclassification of Marriott International investment to Additional paid-in capital(1)	—	(1)	—	—	(1)
Repurchase of common stock	(37)	—	—	—	(37)

Balance at March 28, 2014	$(63)	$1,127	$23	$101	$1,188

(1)	Consists of an adjustment to Deferred tax liabilities for changes in the valuation of Marriott Vacations Worldwide at the time of the Spin-Off.

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

The following table summarizes stock repurchase activity under our current stock repurchase program for the twelve weeks ended March 28, 2014:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 3, 2014	505,023	$26	$50.76
For the twelve weeks ended March 28, 2014	734,141	37	50.99

As of March 28, 2014	1,239,164	$63	$50.90

As of March 28, 2014, approximately 2.3 million shares remained available for repurchase under the authorization approved by our Board of Directors.

12. SHARE-BASED COMPENSATION

A total of 6 million shares were authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Marriott Vacations Worldwide Stock Plan”). As of March 28, 2014, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan.

For share-based awards with service-only vesting conditions, we measure compensation expense related to share-based payment transactions with our employees and non-employee directors at fair value on the grant date. With respect to our employees, we recognize this expense on the Statements of Operations over the vesting period during which the employees provide service in exchange for the award; with respect to non-employee directors, we recognize this expense on the grant date. For share-based arrangements with performance vesting conditions, we recognize compensation expense once it is probable that the corresponding performance condition will be achieved.

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $2 million for each of the twelve weeks ended March 28, 2014 and March 22, 2013. Our deferred compensation liability related to unvested awards held by our employees totaled $22 million and $13 million at March 28, 2014 and January 3, 2014, respectively.

Restricted Stock Units (“RSUs”)

We granted 148,144 RSUs, exclusive of RSUs with performance vesting conditions, to our employees during the twelve weeks ended March 28, 2014. RSUs issued to our employees generally vest over four years in annual installments commencing one year after the date of grant. RSUs granted in the twelve weeks ended March 28, 2014 had a weighted average grant-date fair value of $52.09.

During the twelve weeks ended March 28, 2014, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, will be determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. For the RSUs with performance-based vesting criteria issued during the twelve weeks ended March 28, 2014, the maximum amount of RSUs that may vest under the performance-based RSUs is approximately 62,000.

Stock Appreciation Rights (“SARs”)

We granted 57,906 SARs to members of management during the twelve weeks ended March 28, 2014. These SARs had a weighted average grant-date fair value of $27.98 and a weighted average exercise price of $52.09. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant.

We use the Black-Scholes model to estimate the fair value of the SARs granted. For SARs granted under the Marriott Vacations Worldwide Stock Plan in the twelve weeks ended March 28, 2014, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants during the twelve weeks ended March 28, 2014:

Expected volatility	55.10%
Dividend yield	0.00%
Risk-free rate	1.84%
Expected term (in years)	6.25

13. VARIABLE INTEREST ENTITIES

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at March 28, 2014:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$642	$—	$642
Interest receivable	4	—	4
Restricted cash	27	—	27

Total	$673	$—	$673

Consolidated Liabilities:
Interest payable	$1	$—	$1
Debt	593	—	593

Total	$594	$—	$594

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended March 28, 2014:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$22	$—	$22
Interest expense to investors	$5	$—	$5
Debt issuance cost amortization	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the twelve weeks ended March 28, 2014 and March 22, 2013:

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Cash inflows:
Principal receipts	$46	$43
Interest receipts	22	23
Reserve release	2	—

Total	70	66

Cash outflows:
Principal to investors	(47)	(43)
Voluntary repurchases of defaulted vacation ownership notes receivable	(7)	(7)
Voluntary clean-up call	(27)	(51)
Interest to investors	(6)	(7)

Total	(87)	(108)

Net Cash Flows	$(17)	$(42)

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the twelve weeks ended March 28, 2014 and March 22, 2013:

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Cash inflows:
Net proceeds from vacation ownership notes receivable securitization	$—	$109
Principal receipts	—	4
Interest receipts	—	1

Total	—	114

Cash outflows:
Principal to investors	—	(2)

Total	—	(2)

Net Cash Flows	$—	$112

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

Other Variable Interest Entities

We have an equity investment in the Joint Venture, a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii. We concluded that the Joint Venture is a variable interest entity because the equity investment at risk is not sufficient to permit it to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of the Joint Venture, as power to direct the activities that most significantly impact its economic performance is shared among the variable interest holders and, therefore, we do not consolidate the Joint Venture. In 2009, we fully impaired our equity investment in the Joint Venture and in certain notes receivable due from the Joint Venture. In 2010, the continued application of equity losses to our investment in the remaining outstanding notes receivable balance reduced its carrying value to zero. In addition, the Joint Venture was unable to pay promissory notes that matured on December 31, 2010 and August 1, 2011. Subsequently, the lenders issued a notice of default to the Joint Venture. The lenders initiated foreclosure proceedings with respect to unsold interests in the project. A foreclosure auction was held and, on January 31, 2013, a bid was accepted and confirmed. The sale was completed, and on June 13, 2013, we received $7 million of cash as a partial repayment of our previously fully reserved receivables due from the Joint Venture. As a result of the Kapalua Bay Settlement discussed in Footnote No. 8, “Contingencies and Commitments,” the Joint Venture’s obligations with respect to the remaining receivables were terminated.

We gave notice of breach or termination of various agreements, including management agreements with the owners’ associations at the project, marketing and sales agreements with the Joint Venture, and other agreements pursuant to which we provided services to the Joint Venture and, as we were unable to reach agreement with the owners’ associations with respect to our continued provision of services, termination of these agreements was effective on December 31, 2012. During the first quarter of 2014, we recorded a $2 million charge to increase our accrual for remaining costs expected to be incurred relating to our interests in the Joint Venture. At March 28, 2014, we have an accrual of $10 million for potential future funding obligations, representing our remaining expected exposure to loss related to our involvement with the Joint Venture exclusive of any future costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 8, “Contingencies and Commitments.”

14. ORGANIZATIONAL AND SEPARATION RELATED CHARGES

Subsequent to the Spin-Off, Marriott International continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements, most of which we had ceased using as of the end of 2013. In connection with our continued organizational and separation related activities, we have incurred certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology and related finance and accounting organizations to support our stand-alone public company needs. We expect these efforts to be substantially completed in 2014. Organizational and separation related charges as reflected on our Statements of Operations, were $1 million for both the twelve weeks ended March 28, 2014 and March 22, 2013. In addition, less than $1 million and $1 million of additional separation related charges were capitalized to Property and equipment on our Balance Sheets during the twelve weeks ended March 28, 2014 and March 22, 2013, respectively.

15. BUSINESS SEGMENTS

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

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses or income taxes. We do not allocate corporate interest expense, consumer financing interest expense, other financing expenses or general and administrative expenses to our segments. We include interest income specific to segment activities within the appropriate segment. We allocate other gains and losses and equity in earnings or losses from our joint ventures to each of our segments as appropriate. Corporate and other represents that portion of our revenues, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

Revenues

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
North America	$366	$353
Europe	23	22
Asia Pacific	13	15

Total segment revenues	402	390
Corporate and other	—	—

	$402	$390

Net Income

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
North America	$80	$78
Europe	1	1
Asia Pacific	1	3

Total segment financial results	82	82
Corporate and other	(50)	(52)
Provision for income taxes	(13)	(11)

	$19	$19

Assets

($ in millions)	At March 28, 2014	At January 3, 2014
North America	$2,082	$2,125
Europe	103	103
Asia Pacific	80	84

Total segment assets	2,265	2,312
Corporate and other	254	320

	$2,519	$2,632

16. SUBSEQUENT EVENT

Subsequent to March 28, 2014 , we entered into a purchase and sale agreement to dispose of undeveloped and partially developed land, an operating golf course and related assets, in Kauai, Hawaii for $60 million in cash. The transaction contemplated by the purchase and sale agreement is subject to a number of closing conditions, and we cannot assure that the transaction will be completed in a timely manner, or at all. If the transaction is completed as contemplated in the purchase and sale agreement, we will account for the sale under the full accrual method in accordance with the guidance on accounting for sales of real estate.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements in this Quarterly Report. We do not have any intention or obligation to update forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

Our Financial Statements (as defined below), which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future. In order to make this report easier to read, we refer to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements section of this Quarterly Report on Form 10-Q.

The Spin-Off

On November 21, 2011, Marriott International, Inc. (“Marriott International”) completed the spin-off of its vacation ownership division (the “Spin-Off”). As a result of the Spin-Off, we are an independent public company, and our common stock is listed on the New York Stock Exchange under the symbol “VAC.” Following the Spin-Off, we and Marriott International have operated independently, and neither company has any ownership interest in the other.

Organizational and Separation Related Efforts

Subsequent to the Spin-Off, Marriott International continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements, most of which we had ceased using as of the end of 2013. In connection with our continued organizational and separation related activities, we have incurred certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology, and related finance and accounting organizations to support our stand-alone public company needs. We expect these efforts to be substantially completed in 2014.

Organizational and separation related charges as reflected on our Statements of Operations, were $1 million for both the twelve weeks ended March 28, 2014 and March 22, 2013. In addition, less than $1 million and $1 million of separation related charges were capitalized to Property and equipment on our Balance Sheets during the twelve weeks ended March 28, 2014 and March 22, 2013, respectively.

We expect to incur an additional $5 million to $7 million in connection with these organizational and separation related efforts in 2014, of which we expect approximately $4 million to be capitalized and amortized over the useful lives of the assets. Once completed, we expect these efforts will generate approximately $15 million to $20 million of annualized savings. In addition to the $10 million of annualized savings achieved through the end of 2013, $1 million of incremental savings are reflected in our financial results for the twelve weeks ended March 28, 2014.

Business Overview

We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. The Ritz-Carlton Hotel

Company, L.L.C., a subsidiary of Marriott International, generally provides on-site management for Ritz-Carlton branded properties. We are one of the world’s largest companies whose business is focused almost entirely on vacation ownership, based on number of owners, number of resorts and revenues.

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of March 28, 2014, we operated 62 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

Sales of vacation ownership products may be made for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive a minimum down payment equal to ten percent of the purchase price plus the fair value of certain sales incentives provided to the purchaser. These sales incentives typically include Marriott Rewards Points or an alternative sales incentive that we refer to as “plus points.” These plus points are redeemable for stays at our resorts, generally within one to two years from the date of issuance. Sales incentives are only awarded if the sale is closed.

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

Resort Management and Other Services

Our resort management and other services revenues include revenues generated from fees we earn for managing each of our resorts. In addition, we earn revenue for providing ancillary offerings, including food and beverage, retail, and golf and spa offerings at our resorts. We also receive annual fees, club dues and certain transaction-based fees from owners and other third parties, including our guests, for services we provide.

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

Resort management and other services expenses include costs to operate the food and beverage and other ancillary operations and overall customer support services, including reservations, and expenses relating to our external exchange company.

Financing

We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Twelve Weeks Ended
	March 28, 2014	March 22, 2013
Average FICO score	731	731

The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten years. The interest income earned from the financing arrangements is earned on an accrual basis on the principal balance outstanding over the life of the arrangement and is recorded as financing revenues on our Statements of Operations.

Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. Due to weakened economic conditions and our elimination of financing incentive programs, the percentage of customers choosing to finance their vacation ownership purchase with us (which we refer to as “financing propensity”) declined significantly through 2009 and has stabilized since then. As a result, we expect that interest income will continue to decline in the near term until new originations outpace the decline in principal of the existing vacation ownership notes receivable portfolio.

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

	Twelve Weeks Ended
	March 28, 2014	March 22, 2013
Historical default rates	0.9%	1.0%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory.

We obtain rental inventory from:

•	Unsold inventory; and

•	Inventory we control because owners have elected alternative usage options offered through our vacation ownership programs.

Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points under the Marriott Vacation Club Destinations TM (“MVCD”) program when those points are redeemed for rental stays at one of our resorts or upon expiration of the points.

Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternate usage options, including Marriott Rewards Points and Explorer Collection, for owners who elect to exchange their inventory;

•	Subsidy payments to property owners’ associations at resorts that are in the early phases of construction where maintenance fees collected from the owners are not sufficient to support operating costs of the resort;

•	Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services); and

•	Costs associated with the banking and borrowing usage option that is available under the MVCD program.

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

Other

We also record other revenues and expenses which are primarily comprised of settlement fees and expenses from the sale of vacation ownership products.

Cost Reimbursements

Cost reimbursements include direct and indirect costs that property owners’ associations reimburse to us. In accordance with the accounting guidance for “gross versus net” presentation, we record these revenues and expenses on a gross basis. We recognize cost reimbursements when we incur the related reimbursable costs. These costs primarily consist of payroll and payroll related expenses for management of the property owners’ associations and other services we provide where we are the employer. Cost reimbursements consist of actual expenses with no added margin.

Consumer Financing Interest

Consumer financing interest expense represents interest expense associated with the debt from our non-recourse warehouse credit facility (the “Warehouse Credit Facility”) and from the securitization of our vacation ownership notes receivable in the asset-backed securities (“ABS”) market. We distinguish consumer financing interest expense from all other interest expense because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us.

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

Consolidated Results

The following discussion presents an analysis of our results of operations for the twelve weeks ended March 28, 2014, compared to the twelve weeks ended March 22, 2013.

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Revenues
Sale of vacation ownership products	$145	$141
Resort management and other services	60	59
Financing	31	33
Rental	64	63
Other	2	3
Cost reimbursements	100	91

Total revenues	402	390

Expenses
Cost of vacation ownership products	47	44
Marketing and sales	71	74
Resort management and other services	42	43
Financing	5	5
Rental	57	56
Other	2	3
General and administrative	22	21
Litigation settlement	—	(1)
Organizational and separation related	1	1
Consumer financing interest	7	8
Royalty fee	13	13
Cost reimbursements	100	91

Total expenses	367	358

Gains and other income	1	1
Interest expense	(2)	(3)
Impairment charges on equity investment	(2)	—

Income before income taxes	32	30
Provision for income taxes	(13)	(11)

Net income	$19	$19

Contract Sales

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Contract Sales
Vacation ownership	$156	$156	$—	NM
Residential products	6	—	6	NM

Total contract sales	$162	$156	$6	3%

NM = not meaningful

The $6 million increase in total contract sales was driven by $6 million of residential contract sales in our North America segment. Vacation ownership contract sales remained relatively flat as a result of $5 million of higher contract sales in our Europe segment, $3 million, or 2 percent, of lower contract sales in our key North America segment, and $2 million of lower contract sales in our Asia Pacific segment.

The decrease in vacation ownership contract sales in our North America segment reflected a $4 million decline in sales at off-site (non tour-based) sales locations, due in part to the closure or downsizing of certain under-performing locations since the prior year comparable period, and a $1 million increase in sales at on-site sales locations. The increase in on-site sales locations reflected a 6.5 percent increase in VPG to $3,477 in the twelve weeks ended March 28, 2014 from $3,266 in the prior year comparable period, partially offset by a 5 percent decline in tours. The increase in VPG was due to a nearly 1 percentage point increase in closing efficiency and higher pricing, partially offset by a decline in the average number of points per contract. The decline in tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We implemented new programs aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will produce tour flow in nine to twelve months.

Development Margin

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Sale of vacation ownership products	$145	$141	$4	3%
Cost of vacation ownership products	(47)	(44)	(3)	(7%)
Marketing and sales	(71)	(74)	3	5%

Development margin	$27	$23	$4	21%

Development margin percentage	18.5%	15.8%	2.7 pts

The increase in revenues from the sale of vacation ownership products was due to $5 million from the increase in contract sales net of sales reserve and $2 million from lower vacation ownership notes receivable reserve activity due to a decrease in estimated default and delinquency activity compared to the prior year comparable period, partially offset by $2 million of lower revenue reportability compared to the prior year comparable period and $1 million of higher plus points issued as sales incentives in the current period. Plus points will ultimately be recognized as rental revenues upon usage or expiration of the plus points rather than revenues from the sale of vacation ownership products.

The increase in development margin reflected an $8 million net increase from vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven mainly by $6 million from a favorable mix of lower cost real estate inventory being sold and $2 million from more efficient marketing and sales spending, a $1 million increase from the higher residential contract sales, a $1 million impact from the decrease in vacation ownership notes receivable reserve activity and $1 million of severance related to the restructuring of sales locations in Europe in the prior year comparable period. These increases were partially offset by $5 million of lower favorable product cost true-ups ($1 million in the twelve weeks ended March 28, 2014 compared to $6 million in the prior year comparable period) and $2 million from lower revenue reportability year-over-year.

The 2.7 percentage point improvement in the development margin percentage reflected a 4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended March 28, 2014, a 2 percentage point increase due to increased efficiency in marketing and sales spending, and a 1 percentage point increase due to the decrease in vacation ownership notes receivable reserve activity. These increases were offset partially by a 4 percentage point decrease due to the lower favorable product cost true-up activity year-over-year and a less than 1 percentage point decrease due to lower revenue reportability year-over-year. The residential sales did not materially impact the development margin percentage as the higher cost of the real estate inventory was offset by lower marketing and sales cost.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Management fee revenues	$17	$16	$1	7%
Other services revenues	43	43	—	2%

Resort management and other services revenues	60	59	1	3%
Resort management and other services expenses	(42)	(43)	1	1%

Resort management and other services margin	$18	$16	$2	16%

Resort management and other services margin percentage	30.4%	27.2%	3.2 pts

The increase in resort management and other services revenues was driven by $1 million of higher management fees, and nearly $1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program. These increases were partially offset by a $1 million decline in the other services revenues. Ancillary revenues were flat compared to the prior year comparable period, and included a $1 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014, which was offset by a $1 million increase in ancillary revenues from food and beverage and golf offerings at our resorts.

The improvement in the resort management and other services margin reflected $1 million of higher management fees and $1 million of additional annual club dues earned in connection with the MVCD program net of expenses.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Interest income	$29	$32	$(3)	(9%)
Other financing revenues	2	1	1	NM

Financing revenues	31	33	(2)	(8%)
Financing expenses	(5)	(5)	—	NM

Financing margin	$26	$28	$(2)	(10%)

Financing propensity	42%	40%

The decrease in financing revenues was due to a $96 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The $2 million decrease in financing margin from the prior year comparable period reflected the lower interest income.

Financing margin net of consumer financing interest expense declined $1 million to $19 million in the twelve weeks ended March 28, 2014 from $20 million in the prior year comparable period. See “Consumer Financing Interest” below for further discussion.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Rental revenues	$64	$63	$1	NM
Unsold maintenance fees — upscale	(11)	(13)	2	10%
Unsold maintenance fees — luxury	(3)	(2)	(1)	(24%)

Unsold maintenance fees	(14)	(15)	1	4%
Other expenses	(43)	(41)	(2)	(3%)

Rental margin	$7	$7	$—	(4%)

Rental margin percentage	10.6%	11.1%	(0.5 pts)

	Twelve Weeks Ended		Change	% Change
	March 28, 2014	March 22, 2013
Transient keys rented (1)	269,131	263,892	5,239	2%
Average transient key rate	$212.81	$210.17	$2.64	1%
Resort occupancy	88.6%	88.1%	0.5 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 2 percent increase in transient keys rented ($1 million) and a company-wide 1 percent increase in average transient rate ($1 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by nearly $2 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The rental margin of $7 million was flat compared to the prior year comparable period, and reflected $2 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and higher unsold maintenance fees. These increases were partially offset by the nearly $2 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program), and corresponding decline in issuance of plus points as incentives for enrollment in the MVCD program.

Other

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Other revenues	$2	$3
Other expenses	(2)	(3)

Other revenues, net of expenses	$—	$—

Other revenues net of expenses was flat compared to the prior year comparable period mainly as a result of lower settlement revenues and expenses due to a decline in the number of contracts closed in the twelve weeks ended March 28, 2014 compared to the prior year comparable period.

Cost Reimbursements

Twelve Weeks Ended March 28, 2014

Cost reimbursements increased $9 million, or 10 percent, over the prior year comparable period, reflecting $6 million of higher costs, $2 million due to timing of expenses compared to the prior year comparable period and $1 million due to additional managed unit weeks in the twelve weeks ended March 28, 2014.

General and Administrative

Twelve Weeks Ended March 28, 2014

General and administrative expenses increased $1 million (from $21 million to $22 million) over the prior year comparable period due to $1 million of higher legal related expenses and $1 million from the favorable resolution of an international tax (non-income tax) matter in the prior year comparable period. These increases were offset by $1 million of savings related to organizational and separation relation efforts in the human resources, information technology and finance and accounting organizations.

Consumer Financing Interest

Twelve Weeks Ended March 28, 2014

Consumer financing interest expense decreased $1 million (from $8 million to $7 million) due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitizations of vacation ownership notes receivable.

Interest Expense

Twelve Weeks Ended March 28, 2014

Interest expense decreased $1 million (from $3 million to $2 million) due to a $1 million increase in capitalized interest costs.

Royalty Fee

Twelve Weeks Ended March 28, 2014

Royalty fee expense was flat compared to the prior year comparable period and included a slight increase due to a lower portion of sales of pre-owned inventory, which carries a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent).

Impairment Charges on Equity Investment

Twelve Weeks Ended March 28, 2014

During the first quarter of 2014, we recorded a $2 million charge to increase our accrual for remaining costs expected to be incurred relating to our interests in an equity method investment in a joint venture project in our North America segment. There were no impairment charges on equity investment in the first quarter of 2013.

Income Tax

Twelve Weeks Ended March 28, 2014

Income tax expense increased by $2 million (from $11 million to $13 million) from the prior year comparable period. The increase in income tax expense primarily related to an increase in income before income taxes attributable to the United States as noted in our discussion of our North America segment results below.

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA, a financial measure that is not prescribed or authorized by GAAP, is defined as earnings, or net income, before interest expense (excluding consumer financing interest expense), provision for income taxes, depreciation and amortization. For purposes of our EBITDA calculation, we do not adjust for consumer financing interest expense because the associated debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. Further, we consider consumer financing interest expense to be an operating expense of our business.

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

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Net income	$19	$19
Interest expense (1)	2	3
Tax provision	13	11
Depreciation and amortization	4	6

EBITDA	$38	$39

(1)	Interest expense excludes consumer financing interest expense.

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 15, “Business Segments,” to our Financial Statements for further information on our segments.

As of March 28, 2014, we operated the following 62 properties by segment:

	U.S. (1)	Non-U.S.	Total
North America	47	6	53
Europe	—	5	5
Asia Pacific	—	4	4

Total	47	15	62

(1)	Includes properties located in the 48 contiguous states, Hawaii and Alaska.

North America

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Revenues
Sale of vacation ownership products	$131	$126
Resort management and other services	54	53
Financing	29	31
Rental	60	59
Other	2	3
Cost reimbursements	90	81

Total revenues	366	353

Expenses
Cost of vacation ownership products	42	40
Marketing and sales	62	64
Resort management and other services	36	37
Rental	51	51
Other	2	3
Litigation settlement	—	(1)
Royalty fee	2	1
Cost reimbursements	90	81

Total expenses	285	276

Gains and other income	1	1
Impairment charges on equity investment	(2)	—

Segment financial results	$80	$78

Contract Sales

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Contract Sales
Vacation ownership	$140	$143	$(3)	(2%)
Residential products	6	—	6	NM

Total contract sales	$146	$143	$3	2%

The increase in contract sales in our North America segment includes $6 million of residential contract sales, and a $3 million, or 2 percent, decline in vacation ownership contract sales.

The decrease in vacation ownership contract sales in our North America segment reflected a $4 million decline in sales at off-site (non tour-based) sales locations, due in part to the closure or downsizing of certain under-performing locations since the prior year comparable period, and a $1 million increase in sales at on-site sales locations. The increase in on-site sales locations reflected a 6.5 percent increase in VPG to $3,477 in the twelve weeks ended March 28, 2014 from $3,266 in the prior year comparable period, partially offset by a 5 percent decline in tours. The increase in VPG was due to a nearly 1 percentage point increase in closing efficiency and higher pricing, partially offset by a decline in the average number of points per contract. The decline in tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We implemented new programs aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will produce tour flow in nine to twelve months.

Development Margin

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Sale of vacation ownership products	$131	$126	$5	5%
Cost of vacation ownership products	(42)	(40)	(2)	(3%)
Marketing and sales	(62)	(64)	2	2%

Development margin	$27	$22	$5	25%

Development margin percentage	20.7%	17.3%	3.4 pts

The increase in revenues from the sale of vacation ownership products was due to $3 million from the increase in contract sales net of sales reserve, $2 million from lower vacation ownership notes receivable reserve activity due to a decrease in estimated default and delinquency activity compared to the prior year comparable period and $1 million of higher revenue reportability compared to the prior year comparable period, partially offset by $1 million of higher plus points issued as sales incentives in the current period. Plus points will ultimately be recognized as rental revenues upon usage or expiration of the plus points rather than revenues from the sale of vacation ownership products.

The increase in development margin reflected a $7 million net increase from lower vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven by $7 million from a favorable mix of lower cost real estate inventory being sold and $1 million from more efficient marketing and sales spending, partially offset by a $1 million decrease from the lower vacation ownership contract sales volume. Additionally, the increase in development margin included a $1 million increase from the higher residential contract sales and a $1 million impact from the decrease in vacation ownership notes receivable reserve activity. These increases were partially offset by $4 million of lower favorable product cost true-ups ($1 million in the twelve weeks ended March 28, 2014 compared to $5 million in the prior year comparable period).

The 3.4 percentage point improvement in the development margin percentage reflected a 5 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended March 28, 2014, a 1 percentage point increase due to increased efficiency in marketing and sales spending, and a 1 percentage point increase due to the decrease in vacation ownership notes receivable reserve activity. These increases were offset partially by a more than 3 percentage point decrease due to the lower favorable product cost true-up activity year-over-year. The residential sales did not materially impact the development margin percentage as the higher cost of the real estate inventory was offset by lower marketing and sales cost.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Management fee revenues	$15	$14	$1	7%
Other services revenues	39	39	—	2%

Resort management and other services revenues	54	53	1	3%
Resort management and other services expenses	(36)	(37)	1	2%

Resort management and other services margin	$18	$16	$2	15%

Resort management and other services margin percentage	32.6%	29.3%	3.3 pts

The increase in resort management and other services revenues was driven by $1 million of higher management fees, and nearly $1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program. These increases were partially offset by a $1 million decline in the other services revenues. Ancillary revenues were flat compared to the prior year comparable period, and included a $1 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014, which was offset by a $1 million increase in ancillary revenues from food and beverage and golf offerings at our resorts.

The improvement in the resort management and other services margin reflected $1 million of higher management fees and $1 million of additional annual club dues earned in connection with the MVCD program net of expenses.

Financing Revenues

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Interest income	$27	$30	$(3)	(9%)
Other financing revenues	2	1	1	NM

Financing revenues	$29	$31	$(2)	(9%)

Financing propensity	40%	37%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Rental revenues	$60	$59	$1	1%
Unsold maintenance fees — upscale	(9)	(11)	2	11%
Unsold maintenance fees — luxury	(3)	(2)	(1)	(24%)

Unsold maintenance fees	(12)	(13)	1	5%
Other expenses	(39)	(38)	(1)	(4%)

Rental margin	$9	$8	$1	NM

Rental margin percentage	14.0%	14.4%	(0.4 pts)

	Twelve Weeks Ended		Change	% Change
	March 28, 2014	March 22, 2013
Transient keys rented (1)	252,066	246,383	5,683	2%
Average transient key rate	$212.28	$208.93	$3.35	2%
Resort occupancy	90.3%	89.7%	0.6 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a 2 percent increase in transient keys rented ($1 million) and a 2 percent increase in average transient rate ($1 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by nearly $2 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The increase in rental margin reflected $3 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and higher unsold maintenance fees. These increases were partially offset by the nearly $2 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program), and corresponding decline in issuance of plus points as incentives for enrollment in the MVCD program.

Europe

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Revenues
Sale of vacation ownership products	$8	$7
Resort management and other services	5	5
Financing	1	1
Rental	2	2
Cost reimbursements	7	7

Total revenues	23	22

Expenses
Cost of vacation ownership products	2	—
Marketing and sales	5	6
Resort management and other services	5	5
Rental	3	3
Cost reimbursements	7	7

Total expenses	22	21

Segment financial results	$1	$1

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Contract Sales
Vacation ownership	$9	$4	$5	89%

Total contract sales	$9	$4	$5	89%

The increase in contract sales reflected stronger sales from our Middle East sales location ($2 million), stronger fractional sales at our project in London, United Kingdom ($1 million), and lower cancellation activity ($1 million) compared to the prior year comparable period.

Development Margin

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Sale of vacation ownership products	$8	$7	$1	4%
Cost of vacation ownership products	(2)	—	(2)	(58%)
Marketing and sales	(5)	(6)	1	24%

Development margin	$1	$1	$—	NM

Development margin percentage	14.4%	NM	NM

The higher revenue from the sale of vacation ownership products reflected the $5 million increase in contract sales, partially offset by $4 million of higher revenue reportability in the prior year comparable period.

Development margin in the twelve weeks ended March 28, 2014 is unchanged from the prior year comparable period, with higher revenue from the sale of vacation ownership products and more efficient marketing and sales spending offset by an unfavorable mix of higher cost fractional real estate inventory being sold. In addition, results for the twelve weeks ended March 22, 2013 included $1 million of severance related to the restructuring of sales locations in Europe in early 2013.

Asia Pacific

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Revenues
Sale of vacation ownership products	$6	$8
Resort management and other services	1	1
Financing	1	1
Rental	2	2
Cost reimbursements	3	3

Total revenues	13	15

Expenses
Cost of vacation ownership products	1	2
Marketing and sales	4	4
Resort management and other services	1	1
Rental	3	2
Cost reimbursements	3	3

Total expenses	12	12

Segment financial results	$1	$3

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement. Our on-site sales locations are more efficient sales channels than our off-site sales locations and we plan to focus on future inventory acquisitions with strong on-site sales distribution potential.

Contract Sales

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Contract Sales
Vacation ownership	$7	$9	$(2)	(22%)

Total contract sales	$7	$9	$(2)	(22%)

The decline in contract sales reflected a 9 percent decrease in sales tours and a $472 decrease in VPG, reflecting the political turmoil in certain parts of the region.

Development Margin

Twelve Weeks Ended March 28, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	March 28, 2014	March 22, 2013
Sale of vacation ownership products	$6	$8	$(2)	(24%)
Cost of vacation ownership products	(1)	(2)	1	NM
Marketing and sales	(4)	(4)	—	18%

Development margin	$1	$2	$(1)	(55%)

Development margin percentage	16.4%	27.9%	(11.5 pts)

The decrease in development margin was due to the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), and includes less efficient marketing and sales spending at our existing sales locations due to an inability to leverage fixed costs on the lower sales volumes.

Corporate and Other

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Cost of vacation ownership products	$2	$2
Financing	5	5
General and administrative	22	21
Organizational and separation related	1	1
Consumer financing interest	7	8
Royalty fee	11	12

Total Expenses	$48	$49

Corporate and Other consists of results not specifically attributable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses supporting overall company development, company-wide general and administrative costs, and the fixed royalty fee payable under the license agreements that we entered into with Marriott International in connection with the Spin-Off, as well as consumer financing interest expense.

Twelve Weeks Ended March 28, 2014

Total expenses decreased $1 million from the prior year comparable period. The $1 million decrease was the result of $1 million of lower consumer financing interest expense and less than $1 million of lower royalty fees, partially offset by $1 million of higher general and administrative expenses.

The $1 million decline in consumer financing interest expense was due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitizations of vacation ownership notes receivable.

The $1 million of higher general and administrative expense was due to $1 million of higher legal related expenses and $1 million from the favorable resolution of an international tax (non-income tax) matter in the prior year comparable period. These increases were offset by $1 million of savings related to organizational and separation relation efforts in the human resources, information technology and finance and accounting organizations.

New Accounting Standards

See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for information related to our adoption of new accounting standards.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($159 million at the end of the first quarter of 2014), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the first quarter of 2014, $593 million of the $597 million of total debt outstanding was non-recourse debt associated with vacation ownership notes receivable securitizations. In addition, we have $40 million of mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021; however, we may redeem the preferred stock at par after October 2016 at our option.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of the first quarter of 2014, we had $844 million of real estate inventory on hand, comprised of $379 million of finished goods, $124 million of work-in-process, and $341 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than or in line with the cost of vacation ownership products for the near term. We also expect to sell excess Ritz-Carlton branded inventory and dispose of certain undeveloped and partially developed land over the next few years, and plan to sell additional Ritz-Carlton branded inventory through the MVCD program in order to generate incremental cash and reduce related carrying costs.

Our vacation ownership product offerings also allow us to utilize our real estate inventory efficiently. The majority of our sales are of a points-based product, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we have fewer resorts under construction at any given time and can better leverage successful sales locations at completed resorts in comparison to periods before we launched the MVCD program. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs better position us to align our construction of real estate inventory with the pace of sales of vacation ownership products by slowing down or accelerating construction, as demand across our portfolio and market conditions dictate.

We intend to selectively pursue growth opportunities in North America and Asia by targeting high-quality inventory sources that allow us to add desirable new locations to our system, as well as provide new on-site sales locations, through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These “asset light” deals could be structured as turn-key developments with third-party partners or purchases of constructed inventory just prior to sale.

During the twelve weeks ended March 28, 2014 we had a net decrease in cash and cash equivalents of $41 million compared to a $16 million net increase in cash and cash equivalents during the twelve weeks ended March 22, 2013. The following table summarizes these changes:

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Cash (used in) provided by:
Operating activities	$48	$(11)
Investing activities	33	22
Financing activities	(122)	5

Net change in cash and cash equivalents	$(41)	$16

Cash from Operating Activities

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

In the twelve weeks ended March 28, 2014, we generated $48 million of cash flows from operating activities, compared to using $11 million of cash flows from operating activities in the twelve weeks ended March 22, 2013. The improvement in cash flows related to payment of a previously accrued litigation settlement in the first quarter of 2013 and the timing of income tax payments and unsold maintenance fee payments to property owners’ associations year-over-year.

We recorded $6 million of residential contract sales in the twelve weeks ended March 28, 2014, associated with three units at the RCC San Francisco, which we bought back as part of a legal settlement at the end of 2012. We expect to dispose of the remaining four units in 2014, which should generate approximately $8 million of net cash proceeds.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real Estate Inventory Spending Less Than Cost of Sales

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Real estate inventory spending	$(23)	$(31)
Real estate inventory costs	43	41

Real estate inventory spending less than cost of sales	$20	$10

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Operations related to sale of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the MVCD program, our spending for real estate inventory remained below the amount of real estate inventory costs in each of the twelve week periods ended March 28, 2014 and March 22, 2013.

Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products for the next several years.

Notes Receivable Collections in Excess of New Mortgages

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Vacation ownership notes receivable collections — non-securitized	$25	$27
Vacation ownership notes receivable collections — securitized	46	47
Vacation ownership notes receivable originations	(45)	(44)

Vacation ownership notes receivable collections in excess of originations	$26	$30

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Total collections declined due to the reduction in the portfolio of outstanding vacation ownership notes receivable. New vacation ownership notes receivable originated in the twelve weeks ended March 28, 2014 increased slightly due to an increase in financing propensity to 42 percent for the twelve weeks ended March 28, 2014 compared to 40 percent for the twelve weeks ended March 22, 2013. During the twelve weeks ended March 28, 2014, and as of March 28, 2014, no securitized vacation ownership notes receivable pools were out of compliance with performance triggers.

Cash from Investing Activities

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Capital expenditures for property and equipment (excluding inventory)	$(1)	$(3)
Decrease in restricted cash	12	22
Dispositions	22	3

Net cash provided by investing activities	$33	$22

Capital Expenditures for Property and Equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and for ancillary offerings, such as food and beverage offerings at locations where these are provided.

In the twelve weeks ended March 28, 2014, capital expenditures for property and equipment of $1 million included spending to support business operations for ancillary operations assets. In the twelve weeks ended March 22, 2013, capital expenditures for property and equipment of $3 million included $2 million of spending to support business operations for ancillary operations assets and $1 million for technology spending.

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

The decrease in restricted cash in each of the twelve weeks ended March 28, 2014 and March 22, 2013, reflects payments to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2013 and 2012, respectively. We expect the fluctuation in restricted cash for maintenance fee activity to be relatively stable, with cash inflows occurring in the fourth quarter upon receipt of maintenance fees and cash outflows occurring in the first and second quarters upon remittance to property owners’ associations. The decrease in restricted cash outflows from the prior year comparable period is due to the timing of the remittance of funds to the property owners’ associations extending into the second quarter of the current year.

Dispositions

Dispositions in the twelve weeks ended March 28, 2014 related to the sale of a golf course and adjacent undeveloped land in Orlando, Florida. Dispositions in the twelve weeks ended March 22, 2013 related to the sale of a multi-family parcel and several lots in St. Thomas, U.S. Virgin Islands.

Cash from Financing Activities

	Twelve Weeks Ended
($ in millions)	March 28, 2014	March 22, 2013
Borrowings from securitization transactions
Borrowings on Warehouse Credit Facility	$—	$111

Subtotal	—	111
Repayment of debt related to securitization transactions
Bonds payable on securitized vacation ownership notes receivable	(81)	(101)
Warehouse Credit Facility	—	(2)

Subtotal	(81)	(103)
Borrowings on Revolving Corporate Credit Facility	—	25
Repayment of Revolving Corporate Credit Facility	—	(25)
Purchase of treasury stock	(37)	—
Proceeds from stock option exercises	—	1
Payment of withholding taxes on vesting of restricted stock units	(4)	(4)

Net cash (used in) provided by financing activities	$(122)	$5

Warehouse Credit Facility

At March 28, 2014, no amounts were outstanding under the Warehouse Credit Facility and $145 million of gross vacation ownership notes receivable were eligible for securitization.

Borrowings / Repayments of Debt Related to Securitization Transactions

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

Repayments on the non-recourse debt associated with our vacation ownership notes receivable securitizations totaled $81 million (including $27 million for voluntary retirement clean-up calls) and $103 million (including $51 million for voluntary retirement clean-up calls) in the twelve weeks ended March 28, 2014 and March 22, 2013, respectively.

Share Repurchase Program

We repurchased 734,141 shares of our common stock for $37 million, at an average price per share of $50.99, during the twelve weeks ended March 28, 2014, under our share repurchase program. See Footnote No. 11, “Shareholders’ Equity,” to our Financial Statements for further information related to the share repurchase program.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 3, 2014, other than those resulting from changes in the amount of debt outstanding. As of March 28, 2014, debt decreased by $81 million to $597 million compared to $678 million at January 3, 2014, all of which related to a decrease in non-recourse debt associated with vacation ownership notes receivable securitizations. As of March 28, 2014, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $664 million and are due as follows: $90 million in 2014; $116 million in 2015; $107 million in 2016; $79 million in 2017; $61 million in 2018; and $211 million thereafter.

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product securing the note payable. Our commitments under these guarantees expire as notes mature or are repaid. Our exposure under such guarantees as of March 28, 2014 in the Asia Pacific and North America segments was $11 million and $3 million, respectively, and the underlying debt to third-party lenders will mature between 2014 and 2022.

For additional information on these guarantees and the circumstances under which they were entered into, see the “Guarantees” caption within Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements.

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

Our exposure to market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the year ended January 3, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2014, we ceased using Marriott International’s services and systems for processing and accounting for accounts payable to vendors and for reimbursement of travel and business expenses to our associates. We now use our existing suite of financial applications for processing and accounting for accounts payable to vendors, and we implemented new functionality and controls over financial reporting related to these processes. In addition, we use an application hosted by a third party for reimbursement of travel and business expenses, and we also implemented new controls over financial reporting related to these processes.

Other than those noted above, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed in Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 4, 2014 – January 31, 2014	306,468	$50.25	306,468	2,688,509
February 1, 2014 – February 28, 2014	223,721	$48.82	223,721	2,464,788
March 1, 2014 – March 28, 2014	203,952	$54.49	203,952	2,260,836

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

April 29, 2014	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 22, 2011.

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on November 22, 2011.

10.1	Purchase and Sale Agreement dated as of April 25, 2014 among Tower Development Inc., Lifestyle Retail Properties LLC, Kauai Lagoons LLC and MORI Golf (Kauai), LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Operations for the twelve weeks ended March 28, 2014 and March 22, 2013, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve weeks ended March 28, 2014 and March 22, 2013, respectively; (iii) the Interim Consolidated Balance Sheets at March 28, 2014 and January 3, 2014; and (iv) the Interim Consolidated Statements of Cash Flows for the twelve weeks ended March 28, 2014 and March 22, 2013, respectively.

E-1