Form 10-Q
period 2014-06-20
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2014-07-24
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

  FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 20, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 18, 2014 was 33,422,418.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 20, 2014	June 14, 2013	June 20, 2014	June 14, 2013
REVENUES
Sale of vacation ownership products	$152	$169	$297	$310
Resort management and other services	70	64	130	123
Financing	29	32	60	65
Rental	62	65	126	128
Other	6	6	8	9
Cost reimbursements	91	85	191	176

TOTAL REVENUES	410	421	812	811

EXPENSES
Cost of vacation ownership products	43	57	90	101
Marketing and sales	72	74	143	148
Resort management and other services	46	46	88	89
Financing	6	6	11	11
Rental	55	56	112	112
Other	3	2	5	5
General and administrative	23	22	45	43
Litigation settlement	(8)	—	(8)	(1)
Organizational and separation related	1	2	2	3
Consumer financing interest	5	7	12	15
Royalty fee	14	15	27	28
Impairment	1	1	1	1
Cost reimbursements	91	85	191	176

TOTAL EXPENSES	352	373	719	731

Gains and other income	1	—	2	1
Interest expense	(3)	(4)	(5)	(7)
Impairment reversals on equity investment	2	—	—	—

INCOME BEFORE INCOME TAXES	58	44	90	74
Provision for income taxes	(22)	(14)	(35)	(25)

NET INCOME	$36	$30	$55	$49

Basic earnings per share	$1.03	$0.87	$1.58	$1.40

Shares used in computing basic earnings per share	34.3	35.4	34.6	35.3

Diluted earnings per share	$1.00	$0.85	$1.54	$1.35

Shares used in computing diluted earnings per share	35.2	36.6	35.6	36.6

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 20, 2014	June 14, 2013	June 20, 2014	June 14, 2013
Net income	$36	$30	$55	$49
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(1)

Total other comprehensive income (loss), net of tax	—	—	—	(1)

COMPREHENSIVE INCOME	$36	$30	$55	$48

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	(Unaudited)
	June 20, 2014	January 3, 2014
ASSETS
Cash and cash equivalents	$170	$200
Restricted cash (including $21 and $34 from VIEs, respectively)	42	86
Accounts and contracts receivable, net (including $4 and $5 from VIEs, respectively)	121	109
Vacation ownership notes receivable, net (including $621 and $719 from VIEs, respectively)	920	970
Inventory	826	870
Property and equipment	215	254
Other	116	143

Total Assets	$2,410	$2,632

LIABILITIES AND EQUITY
Accounts payable	$75	$129
Advance deposits	55	48
Accrued liabilities (including $0 and $1 from VIEs, respectively)	168	185
Deferred revenue	19	19
Payroll and benefits liability	67	82
Liability for Marriott Rewards customer loyalty program	100	114
Deferred compensation liability	39	37
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $566 and $674 from VIEs, respectively)	570	678
Other	45	31
Deferred taxes	58	60

Total Liabilities	1,236	1,423

Contingencies and Commitments (Note 8)
Preferred stock — $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 100,000,000 shares authorized; 35,878,433 and 35,637,765 shares issued, respectively	—	—
Treasury stock — at cost; 2,175,224 and 505,023 shares, respectively	(115)	(26)
Additional paid-in capital	1,129	1,130
Accumulated other comprehensive income	23	23
Retained earnings	137	82

Total Equity	1,174	1,209

Total Liabilities and Equity	$2,410	$2,632

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Twenty-Four Weeks Ended
	June 20, 2014	June 14, 2013
OPERATING ACTIVITIES
Net income	$55	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9	11
Amortization of debt issuance costs	3	3
Provision for loan losses	15	18
Share-based compensation	6	6
Deferred income taxes	(5)	(1)
Impairment charges	1	1
Gain on disposal of property and equipment, net	(2)	(1)
Net change in assets and liabilities:
Accounts and contracts receivable	(12)	(1)
Notes receivable originations	(104)	(100)
Notes receivable collections	137	148
Inventory	37	22
Other assets	27	—
Accounts payable, advance deposits and accrued liabilities	(56)	(83)
Liability for Marriott Rewards customer loyalty program	(14)	(25)
Deferred revenue	—	(10)
Payroll and benefit liabilities	(15)	(7)
Deferred compensation liability	2	(8)
Other liabilities	15	12
Other	(1)	—

Net cash provided by operating activities	98	34

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(3)	(7)
Decrease in restricted cash	44	4
Dispositions, net	33	3

Net cash provided by investing activities	74	—

FINANCING ACTIVITIES
Borrowings from securitization transactions	23	111
Repayment of debt related to securitization transactions	(131)	(142)
Borrowings on Revolving Corporate Credit Facility	—	25
Repayments on Revolving Corporate Credit Facility	—	(25)
Repurchase of common stock	(89)	—
Proceeds from stock option exercises	1	2
Payment of withholding taxes on vesting of restricted stock units	(6)	(4)

Net cash used in financing activities	(202)	(33)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30)	1
CASH AND CASH EQUIVALENTS, beginning of period	200	103

CASH AND CASH EQUIVALENTS, end of period	$170	$104

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Non-cash reduction of Additional paid-in capital for decrease in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	$(2)	$—

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of June 20, 2014, we operated 62 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases; and renting vacation ownership inventory.

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

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the twelve weeks ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2014 Second Quarter	June 20, 2014
2014 First Quarter	March 28, 2014
2013 Second Quarter	June 14, 2013
2013 First Quarter	March 22, 2013

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

Future Adoption of Accounting Standards

Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”)

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, which specifies how and when to recognize revenue and requires informative, relevant disclosures. ASU 2014-09 will be effective for financial statements issued for the first interim period within annual reporting periods beginning after December 15, 2016, and does not permit early adoption. We will adopt ASU 2014-09 in the first quarter of 2017 and are currently evaluating the impact it will have on our Financial Statements.

2. INCOME TAXES

We file U.S. consolidated federal and state tax returns, as well as separate tax filings for non-U.S. jurisdictions. We entered into a Tax Sharing and Indemnification Agreement with Marriott International, effective November 21, 2011 (as subsequently amended, the “Tax Sharing and Indemnification Agreement”), which governs the allocation of responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide as set forth in the agreement, and each will indemnify and hold harmless the other from and against the taxes so allocated. During the twenty-four weeks ended June 20, 2014, we increased our Deferred tax liabilities by $2 million for adjustments to the Deferred tax liabilities at the time of the Spin-Off with a corresponding reduction to Additional paid-in-capital.

Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate was less than $1 million at both June 20, 2014 and January 3, 2014.

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

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	June 20, 2014	January 3, 2014
Vacation ownership notes receivable — securitized	$621	$719
Vacation ownership notes receivable — non-securitized
Eligible for securitization (1)	159	73
Not eligible for securitization (1)	140	178

Subtotal	299	251

Total vacation ownership notes receivable	$920	$970

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable.

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2014	$42	$52	$94
2015	45	98	143
2016	37	94	131
2017	28	91	119
2018	24	73	97
Thereafter	123	213	336

Balance at June 20, 2014	$299	$621	$920

Weighted average stated interest rate at June 20, 2014	11.9%	12.8%	12.5%
Range of stated interest rates at June 20, 2014	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable on our Statements of Operations in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 20, 2014	June 14, 2013	June 20, 2014	June 14, 2013
Interest income associated with vacation ownership notes receivable — securitized	$19	$23	$41	$47
Interest income associated with vacation ownership notes receivable — non-securitized	9	8	16	16

Total interest income associated with vacation ownership notes receivable	$28	$31	$57	$63

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the twenty-four weeks ended June 20, 2014:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at January 3, 2014	$82	$52	$134
Provision for loan losses	8	7	15
Securitizations	(2)	2	—
Clean-up calls (1)	2	(2)	—
Write-offs	(20)	—	(20)
Defaulted vacation ownership notes receivable repurchase activity (2)	14	(14)	—

Balance at June 20, 2014	$84	$45	$129

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

(2)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.96 percent and 7.13 percent as of June 20, 2014 and January 3, 2014, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $5 million as of both June 20, 2014 and January 3, 2014.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non- accrual status at June 20, 2014	$66	$8	$74
Investment in vacation ownership notes receivable on non- accrual status at January 3, 2014	$69	$8	$77
Average investment in vacation ownership notes receivable on non-accrual status during the twenty-four weeks ended June 20, 2014	$68	$8	$76
Average investment in vacation ownership notes receivable on non-accrual status during the twenty-four weeks ended June 14, 2013	$74	$10	$84

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of June 20, 2014:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$11	$14	$25
91 – 150 days past due	7	6	13
Greater than 150 days past due	59	2	61

Total past due	77	22	99
Current	306	644	950

Total vacation ownership notes receivable	$383	$666	$1,049

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

	At June 20, 2014		At January 3, 2014
($ in millions)	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Vacation ownership notes receivable — securitized	$621	$743	$719	$865
Vacation ownership notes receivable — non-securitized	299	337	251	267

Total financial assets	$920	$1,080	$970	$1,132

Non-recourse debt associated with vacation ownership notes receivable securitizations	$(566)	$(581)	$(674)	$(695)
Other debt	(4)	(4)	(4)	(4)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(44)	(40)	(44)
Liability for Marriott Rewards customer loyalty program	(100)	(96)	(114)	(110)
Other liabilities	(6)	(6)	(6)	(6)

Total financial liabilities	$(716)	$(731)	$(838)	$(859)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

	At June 20, 2014		At January 3, 2014
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable — eligible for securitization	$159	$197	$73	$89
Vacation ownership notes receivable — not eligible for securitization	140	140	178	178

Total vacation ownership notes receivable — non-securitized	$299	$337	$251	$267

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

5. DISPOSITIONS

During the second quarter of 2014, in furtherance of our initiative to dispose of excess undeveloped and partially developed land, we completed the sale of a parcel of undeveloped land on Singer Island, Florida for gross cash proceeds of $11 million. We accounted for the sale under the full accrual method in accordance with the guidance on accounting for sales of real estate and recorded a gain of less than $1 million, which is included in the Gains and other income line on the Statement of Operations for the twenty-four weeks ended June 20, 2014.

During the second quarter of 2014, we entered into a purchase and sale agreement to dispose of undeveloped and partially developed land, an operating golf course and related assets, in Kauai, Hawaii for $60 million in gross cash proceeds. The transaction contemplated by the purchase and sale agreement is subject to a number of closing conditions, and we cannot be certain that the transaction will be completed in a timely manner, or at all. If the transaction is completed as contemplated in the purchase and sale agreement, we will account for the sale under the full accrual method in accordance with the guidance on accounting for sales of real estate.

During the first quarter of 2014, we disposed of a golf course and adjacent undeveloped land in Orlando, Florida for $24 million in gross cash proceeds. As a condition of the sale, we will continue to operate the golf course until the end of the first quarter of 2015 at our own risk. We will utilize the performance of services method to record a gain from the sale, which we estimate will be between $2 million to $3 million over the period during which we will operate the golf course, of which approximately $2 million is included in the Gains and other income line on the Statement of Operations for the twenty-four weeks ended June 20, 2014.

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

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in millions, except per share amounts)	June 20, 2014 (1)	June 14, 2013 (2)	June 20, 2014 (1)	June 14, 2013 (2)
Computation of Basic Earnings Per Share
Net income	$36	$30	$55	$49
Weighted average shares outstanding	34.3	35.4	34.6	35.3

Basic earnings per share	$1.03	$0.87	$1.58	$1.40

Computation of Diluted Earnings Per Share
Net income	$36	$30	$55	$49

Weighted average shares outstanding	34.3	35.4	34.6	35.3
Effect of dilutive securities
Employee stock options and SARs	0.5	0.7	0.6	0.7
Restricted stock units	0.4	0.5	0.4	0.6

Shares for diluted earnings per share	35.2	36.6	35.6	36.6

Diluted earnings per share	$1.00	$0.85	$1.54	$1.35

(1)	The computations of diluted earnings per share exclude approximately 228,000 shares of common stock, the maximum number of shares issuable as of June 20, 2014 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)	The computations of diluted earnings per share exclude approximately 229,000 shares of common stock, the maximum number of shares issuable as of June 14, 2013 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

For the twelve and twenty-four week periods ended June 20, 2014 and June 14, 2013, we have not excluded any shares underlying stock options or stock appreciation rights (“SARs”) that may be settled in shares of common stock from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At June 20, 2014	At January 3, 2014
Finished goods (1)	$446	$369
Work-in-progress	40	151
Land and infrastructure (2)	334	344

Real estate inventory	820	864
Operating supplies and retail inventory	6	6

	$826	$870

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.
(2)	Includes sales centers to be converted into vacation ownership products to be sold in the future.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value.

8. CONTINGENCIES AND COMMITMENTS

Guarantees

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sale of vacation ownership products for the North America and Asia Pacific segments. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the term of its note payable. Prior to the Spin-Off, Marriott International guaranteed our performance under these arrangements, and following the Spin-Off continues to hold a standby letter of credit related to the Asia Pacific segment guarantee. If Marriott International is required to fund any draws by lenders under this letter of credit it would seek recourse from us. Marriott International no longer guarantees our performance with respect to third-party financing for sales of products in the North America segment. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the financed vacation ownership product. Our commitments under these guarantees expire as notes mature or are repaid. The terms of the underlying notes extend to 2022.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions)	Maximum Potential Amount of Future Fundings At June 20, 2014	Liability for Expected Future Fundings At June 20, 2014
Segment
Asia Pacific	$11	$—
North America	3	—

Total guarantees where we are the primary obligor	$14	$—

We included our liability of less than $1 million for expected future fundings for guarantees on our Balance Sheet at June 20, 2014 in the Other caption within Liabilities.

Commitments and Letters of Credit

In addition to the guarantees we describe in the preceding paragraphs, as of June 20, 2014, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our commitments under these contracts were $41 million, of which we expect $5 million, $13 million, $8 million, $6 million, $3 million and $6 million will be paid in 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

•	Commitments to subsidize vacation ownership associations were $4 million, which we expect will be paid in 2014.

Surety bonds issued as of June 20, 2014 totaled $76 million, the majority of which were requested by federal, state or local governments related to our operations.

As of June 20, 2014, we had $3 million of letters of credit outstanding under our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

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

On January 30, 2013, Krishna and Sherrie Narayan and other owners of 12 residential units at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) were granted leave by the Court to file, and subsequently did file, an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against this action vigorously. On August 23, 2013, the Hawaii Intermediate Court of Appeals reversed the Maui Circuit Court’s denial of our motion to compel arbitration of the claims asserted by plaintiffs. The Circuit Court subsequently granted our renewed motion to compel arbitration and referred the matter to arbitration. The Hawaii Supreme Court thereafter agreed to review the decision of the Intermediate Court of Appeals and heard oral argument in the case on April 3, 2014, but as of July 15, 2014 has taken no action to affirm or reverse that decision. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time. In the second quarter of 2014, we recorded a nominal charge as a result of the agreement by owners of two residential units to release their claims in this action.

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

On June 19, 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The amended complaint supersedes a prior complaint that was not served on any defendant. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration of the claims asserted by the plaintiffs, and the parties are currently engaged in arbitration. We dispute the material allegations in the amended complaint and in the statement of claim filed in the arbitration, and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation and arbitration, we cannot estimate a range of the potential liability, if any, at this time. Additionally, owners of two fractional interests have since agreed to release their claims in this action in connection with the Kapalua Bay Settlement described above.

On June 28, 2013, owners of 35 residences and lots at The Abaco Club on Winding Bay (“The Abaco Club”) filed a complaint in Orange County, Florida Circuit Court against us, one of our subsidiaries, certain subsidiaries of Marriott International and the resort’s owners’ association, alleging that the defendants failed to maintain the golf course, golf clubhouse, roads, water supply system, and other facilities and equipment in a manner commensurate with a five-star luxury resort, and certain deficiencies in the quality of services provided at the resort. Plaintiffs also allege that the defendants failed to honor an obligation to extend a right of first offer to club owners in connection with plans to sell the club property. Plaintiffs allege statutory and common law claims for breach of contract, breach of fiduciary duty, and fraud and seek compensatory and punitive damages. We have filed a motion to dismiss the complaint. We dispute the material allegations in this complaint and intend to defend against this action vigorously. In April 2014, this action was abated for a period of up to five months after we entered into a non-binding letter of intent to sell the golf course, spa and clubhouse and related facilities and certain developed and undeveloped lots at The Abaco Club to an entity to be comprised of certain members of The Abaco Club, including certain of the plaintiffs, and others. Although we cannot be certain that the sale will occur, if we complete a sale on terms contemplated by the letter of intent, we could incur a non-cash loss of up to $25 million, and all claims asserted against us in this matter would be dismissed with prejudice.

On March 27, 2014, Salvatore DeSantis, an owner of a one-week vacation ownership interest at Marriott’s Harbour Lake, a project within our North America segment, filed a complaint in Orange County, Florida, Circuit Court against us and certain of our subsidiaries on behalf of himself and a putative class consisting of all owners of weeks-based Marriott Vacation Club vacation ownership interests on June 20, 2010, the date of the launch of our North America points-based program, Marriott Vacation Club Destinations TM (“MVCD”). The plaintiff alleges that the introduction of the MVCD program caused an actionable decrease in the value of his vacation ownership interest. The relief sought includes compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to the Florida Unfair and Deceptive Trade Practices Act and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. We removed the matter to the United States District Court for the Middle District of Florida. On May 30, 2014, we filed a motion to dismiss. In response, plaintiffs filed an amended complaint, to which our response is due on July 31, 2014. We dispute the material allegations in this complaint and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On May 20, 2014, we received notices of intent to initiate litigation or arbitration from two owners of weeks-based Marriott Vacation Club vacation ownership products at two of our resorts in Hawaii, two owners of such products at one of our resorts in California, and one owner of such products at one of our resorts in Massachusetts. The claimants, all of whom are represented by a single law firm, make allegations similar to those alleged by Mr. DeSantis discussed above that the introduction of the MVCD program caused an actionable decrease in the value of their vacation ownership interests. The claimants state that, if a satisfactory resolution of their concerns cannot be achieved, they will pursue their claims through litigation or arbitration, each on behalf of a putative class consisting of themselves and all others similarly situated. The notices indicated that the relief that would be sought would include compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to applicable timeshare and unfair trade practices acts and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. We dispute the material allegations in these notices and, if litigation or arbitration proceedings were commenced, we would defend against them vigorously. Given that these threatened claims are not yet the subject of pending litigation or arbitration, we cannot estimate a range of the potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $24 million, of which $10 million is included within liabilities on our Balance Sheet at June 20, 2014. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2017.

During the second quarter of 2014, we agreed to settle a dispute with a service provider relating to services provided to us prior to 2011. In connection with the settlement, we received a one-time payment of $8 million after the end of the second quarter from the service provider, which no longer provides services to us. We recorded a gain of $8 million as a result of the settlement, which is included in the Litigation settlement line on the Statement of Operations for the twelve weeks ended June 20, 2014.

9. DEBT

The following table provides detail on our debt balances:

($ in millions)	At June 20, 2014	At January 3, 2014
Vacation ownership notes receivable securitizations, interest rates ranging from 2.2% to 7.2% (weighted average interest rate of 3.5%) (1)	$566	$674
Other	4	4

	$570	$678

(1)	Interest rates are as of June 20, 2014.

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

During the second quarter of 2014, we completed the securitization of a pool of $24 million of primarily highly-seasoned vacation ownership notes receivable that we had previously classified as not being eligible for securitization (the “Loans”). In connection with the securitization, investors purchased in a private placement $23 million in vacation ownership loan backed notes from the Kyuka Owner Trust 2014-A (the “2014-A Trust”) with a per annum interest rate of 6.25 percent in a private placement. We received gross cash proceeds of $23 million, before transaction expenses and required reserves. In addition, we received a subordinated residual interest in the 2014-A Trust through which we expect to realize the remaining value of the Loans over time. Of the $23 million, less than $1 million was used to pay transaction expenses and fund required reserves. The remainder will be used for general corporate purposes. We accounted for the securitization as a secured borrowing and therefore did not recognize a gain or loss as a result of this transaction. The Loans had previously been classified as not being eligible for securitization using criteria applicable to then current securitization transactions in the ABS market because they did not meet certain representation criteria required in such securitizations, or because of other factors that may have reflected investor demand in a securitization transaction.

Although no cash borrowings were outstanding as of June 20, 2014 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include most of our entities that are organized in the U.S.), in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions) Debt Principal Payments Year	Vacation Ownership Notes Receivable Securitizations (1)	Other Debt	Total
2014	$54	$—	$54
2015	101	—	101
2016	95	—	95
2017	67	—	67
2018	55	—	55
Thereafter	194	4	198

Balance at June 20, 2014	$566	$4	$570

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $14 million in the twenty-four weeks ended June 20, 2014 and $17 million in the twenty-four weeks ended June 14, 2013.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the twenty-four weeks ended June 20, 2014, and as of June 20, 2014, no pools failed to perform within the established parameters. As of June 20, 2014, we had 7 securitized vacation ownership notes receivable pools outstanding.

10. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years (i.e., beginning in October 2016) at par. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of June 20, 2014, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

11. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $.01 per share. At June 20, 2014, there were 35,878,433 shares of Marriott Vacations Worldwide common stock issued, of which 33,703,209 shares were outstanding and 2,175,224 shares were held as treasury stock. At January 3, 2014, there were 35,637,765 shares of Marriott Vacations Worldwide common stock issued, of which 35,132,742 shares were outstanding and 505,023 shares were held as treasury stock.

Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $.01 per share, none of which were issued or outstanding as of June 20, 2014 or January 3, 2014.

The following table details changes in shareholders’ equity during the twenty-four weeks ended June 20, 2014:

($ in millions)	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at January 3, 2014	$(26)	$1,130	$23	$82	$1,209
Net income	—	—	—	55	55
Amounts related to share-based compensation	—	1	—	—	1
Adjustment to reclassification of Marriott International investment to Additional paid-in capital(1)	—	(2)	—	—	(2)
Repurchase of common stock	(89)	—	—	—	(89)

Balance at June 20, 2014	$(115)	$1,129	$23	$137	$1,174

(1)	Consists of an adjustment to Deferred tax liabilities for changes in the valuation of Marriott Vacations Worldwide at the time of the Spin-Off.

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

The following table summarizes stock repurchase activity under our current stock repurchase program for the twenty-four weeks ended June 20, 2014:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 3, 2014	505,023	$26	$50.76
For the twenty-four weeks ended June 20, 2014	1,670,201	89	53.56

As of June 20, 2014	2,175,224	$115	$52.91

As of June 20, 2014, approximately 1.3 million shares remained available for repurchase under the authorization approved by our Board of Directors.

12. SHARE-BASED COMPENSATION

A total of 6 million shares were authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Marriott Vacations Worldwide Stock Plan”). As of June 20, 2014, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan.

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

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $4 million for each of the twelve weeks ended June 20, 2014 and June 14, 2013, and $6 million for each of the twenty-four weeks ended June 20, 2014 and June 14, 2013. Our deferred compensation liability related to unvested awards held by our employees totaled $19 million and $13 million at June 20, 2014 and January 3, 2014, respectively.

Restricted Stock Units (“RSUs”)

We granted 163,091 RSUs, exclusive of RSUs with performance vesting conditions, to our employees and non-employee directors during the twenty-four weeks ended June 20, 2014. RSUs issued to our employees generally vest over four years in annual installments commencing one year after the date of grant. RSUs issued to our non-employee directors vest on the date of grant. RSUs granted during the twenty-four weeks ended June 20, 2014 had a weighted average grant-date fair value of $52.49.

During the twenty-four weeks ended June 20, 2014, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, will be determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum number of RSUs that may be earned under the RSUs with performance-based vesting criteria granted during the twenty-four weeks ended June 20, 2014 is approximately 62,000.

Stock Appreciation Rights (“SARs”)

We granted 57,906 SARs to members of management during the twenty-four weeks ended June 20, 2014. These SARs had a weighted average grant-date fair value of $27.98 and an exercise price of $52.09. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant.

We use the Black-Scholes model to estimate the fair value of the SARs granted. For SARs granted under the Marriott Vacations Worldwide Stock Plan during the twenty-four weeks ended June 20, 2014, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants during the twenty-four weeks ended June 20, 2014:

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at June 20, 2014:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$621	$—	$621
Interest receivable	4	—	4
Restricted cash	21	—	21

Total	$646	$—	$646

Consolidated Liabilities
Debt	$566	$—	$566

Total	$566	$—	$566

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended June 20, 2014:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$19	$—	$19
Interest expense to investors	$4	$—	$4
Debt issuance cost amortization	$1	$—	$1

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twenty-four weeks ended June 20, 2014:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$41	$—	$41
Interest expense to investors	$10	$1	$11
Debt issuance cost amortization	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the twenty-four weeks ended June 20, 2014 and June 14, 2013:

	Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013
Cash Inflows
Net proceeds from vacation ownership notes receivable securitization	$23	$—
Principal receipts	86	79
Interest receipts	42	42
Reserve release	2	—

Total	153	121

Cash Outflows
Principal to investors	(90)	(72)
Voluntary repurchases of defaulted vacation ownership notes receivable	(14)	(11)
Voluntary clean-up call	(27)	(51)
Interest to investors	(11)	(11)

Total	(142)	(145)

Net Cash Flows	$11	$(24)

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the twenty-four weeks ended June 20, 2014 and June 14, 2013:

	Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013
Cash Inflows
Net proceeds from vacation ownership notes receivable securitization	$—	$109
Principal receipts	—	12
Interest receipts	—	5

Total	—	126

Cash Outflows
Principal to investors	—	(8)
Interest to investors	(1)	(1)

Total	(1)	(9)

Net Cash Flows	$(1)	$117

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

We gave notice of breach or termination of various agreements, including management agreements with the owners’ associations at the project, marketing and sales agreements with the Joint Venture, and other agreements pursuant to which we provided services to the Joint Venture and, as we were unable to reach agreement with the owners’ associations with respect to our continued provision of services, termination of these agreements was effective on December 31, 2012. During the first quarter of 2014, we recorded a $2 million charge to increase our accrual for remaining costs that were expected to be incurred relating to our interests in the Joint Venture. During the second quarter of 2014, we reversed the $2 million charge. At June 20, 2014, we have an accrual of $8 million for potential future funding obligations, representing our remaining expected exposure to loss related to our involvement with the Joint Venture exclusive of any future costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 8, “Contingencies and Commitments.”

14. ORGANIZATIONAL AND SEPARATION RELATED CHARGES

Subsequent to the Spin-Off, Marriott International continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements, most of which we had ceased using as of the end of 2013. In connection with our continued organizational and separation related activities, we have incurred certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology and related finance and accounting organizations to support our stand-alone public company needs. We expect these efforts to be substantially completed in 2014. Organizational and separation related charges as reflected on our Statements of

Operations were $1 million and $2 million for the twelve weeks ended June 20, 2014 and June 14, 2013, respectively, and $2 million and $3 million for the twenty-four weeks ended June 20, 2014 and June 14, 2013, respectively. In addition, less than $1 million and $2 million of additional separation related charges were capitalized to Property and equipment on our Balance Sheets during the twenty-four weeks ended June 20, 2014 and June 14, 2013, respectively.

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

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013(1)	June 20, 2014(1)	June 14, 2013(1)
North America	$363	$359	$729	$712
Europe	35	48	59	71
Asia Pacific	12	14	24	28

Total segment revenues	410	421	812	811
Corporate and other	—	—	—	—

	$410	$421	$812	$811

(1)	Europe and Asia Pacific segment revenues have been restated to correct certain immaterial prior period errors. For the twenty-four weeks ended June 20, 2014, $1 million of cost reimbursements related to the twelve weeks ended March 28, 2014 were reclassified from the Asia Pacific segment to the Europe segment. For the twelve and twenty-four weeks ended June 14, 2013, $2 million and $3 million of cost reimbursements were reclassified from the Asia Pacific segment to the Europe segment, respectively.

Net Income

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013	June 20, 2014	June 14, 2013
North America	$101	$84	$181	$162
Europe	6	11	7	12
Asia Pacific	2	2	3	5

Total segment financial results	109	97	191	179
Corporate and other	(51)	(53)	(101)	(105)
Provision for income taxes	(22)	(14)	(35)	(25)

	$36	$30	$55	$49

Assets

($ in millions)	At June 20, 2014	At January 3, 2014
North America	$1,996	$2,125
Europe	100	103
Asia Pacific	84	84

Total segment assets	2,180	2,312
Corporate and other	230	320

	$2,410	$2,632

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organizational and separation related charges as reflected on our Statements of Operations, were $1 million and $2 million for the twelve weeks ended June 20, 2014 and June 14, 2013, respectively, and $2 million and $3 million for the twenty-four weeks ended June 20, 2014 and June 14, 2013, respectively. In addition, less than $1 million and $2 million of additional separation related charges were capitalized to Property and equipment on our Balance Sheets during the twenty-four weeks ended June 20, 2014 and June 14, 2013, respectively.

We expect to incur an additional $4 million to $6 million in connection with these organizational and separation related efforts in 2014, of which we expect approximately $3 million to be capitalized and amortized over the useful lives of the related assets. Once completed, we expect these efforts will generate approximately $15 million to $20 million of annualized savings. In addition to the $10 million of annualized savings achieved through the end of 2013, $2 million of incremental savings are reflected in our financial results for the twenty-four weeks ended June 20, 2014.

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of June 20, 2014, we operated 62 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

We report, on a supplemental basis, contract sales for each of our three segments. Contract sales represent the total amount of vacation ownership product sales under purchase agreements signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report on our Statements of Operations due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business. We calculate volume per guest (“VPG”) by dividing contract sales, excluding fractional and residential sales, telesales and other sales that are not attributed to a tour at a sales location, by the number of tours in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of our sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.

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

Resort Management and Other Services

Our resort management and other services revenues include revenues generated from fees we earn for managing each of our resorts. In addition, we earn revenue for providing ancillary offerings, including food and beverage, retail, and golf and spa offerings at our resorts. We also receive annual fees, club dues and certain transaction-based fees from owners and other third parties, including our external exchange company, for services we provide.

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

Resort management and other services expenses include costs to operate the food and beverage and other ancillary operations and overall customer support services, including reservations, and certain transaction based expenses relating to our external exchange company.

Financing

We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Twenty-Four Weeks Ended
	June 20, 2014	June 14, 2013
Average FICO score	732	733

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

	Twenty-Four Weeks Ended
	June 20, 2014	June 14, 2013
Historical default rates	1.9%	2.1%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory.

We obtain rental inventory from:

•	Unsold inventory; and

•	Inventory we control because owners have elected alternative usage options offered through our vacation ownership programs.

Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points under the Marriott Vacation Club Destinations TM (“MVCD”) program when those points are redeemed for rental stays at one of our resorts or upon expiration of the points.

Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternate usage options, including Marriott Rewards Points and offerings available as part of the Explorer Collection, for owners who elect to exchange their inventory;

•	Subsidy payments to property owners’ associations at resorts that are in the early phases of construction where maintenance fees collected from the owners are not sufficient to support operating costs of the resort;

•	Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services); and

•	Costs associated with the banking and borrowing usage option that is available under the MVCD program.

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

Consumer Financing Interest

Consumer financing interest expense represents interest expense associated with the debt from our non-recourse warehouse credit facility (the “Warehouse Credit Facility”) and from the securitization of our vacation ownership notes receivable. We distinguish consumer financing interest expense from all other interest expense because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us.

Interest Expense

Interest expense consists of all interest expense other than consumer financing interest expense.

Other Items

We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products;

•	Development margin percentage; and

•	VPG.

Rounding

Percentage changes presented in our public filings are calculated using whole dollars.

Consolidated Results

The following discussion presents an analysis of our results of operations for the twelve and twenty-four weeks ended June 20, 2014 compared to the twelve and twenty-four weeks ended June 14, 2013.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013	June 20, 2014	June 14, 2013
Revenues
Sale of vacation ownership products	$152	$169	$297	$310
Resort management and other services	70	64	130	123
Financing	29	32	60	65
Rental	62	65	126	128
Other	6	6	8	9
Cost reimbursements	91	85	191	176

Total revenues	410	421	812	811

Expenses
Cost of vacation ownership products	43	57	90	101
Marketing and sales	72	74	143	148
Resort management and other services	46	46	88	89
Financing	6	6	11	11
Rental	55	56	112	112
Other	3	2	5	5
General and administrative	23	22	45	43
Litigation settlement	(8)	—	(8)	(1)
Organizational and separation related	1	2	2	3
Consumer financing interest	5	7	12	15
Royalty fee	14	15	27	28
Impairment	1	1	1	1
Cost reimbursements	91	85	191	176

Total expenses	352	373	719	731

Gains and other income	1	—	2	1
Interest expense	(3)	(4)	(5)	(7)
Impairment reversals on equity investment	2	—	—	—

Income before income taxes	58	44	90	74
Provision for income taxes	(22)	(14)	(35)	(25)

Net income	$36	$30	$55	$49

Contract Sales

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Contract Sales
Vacation ownership	$164	$156	$8	6%
Residential products	—	1	(1)	NM

Total contract sales	$164	$157	$7	5%

NM = not meaningful

The $7 million increase in total contract sales was driven by $5 million of higher vacation ownership sales in our key North America segment and $4 million of higher contract sales in our Europe segment, partially offset by $1 million of lower residential contract sales in our North America segment and $1 million of lower contract sales in our Asia Pacific segment.

The increase in vacation ownership contract sales in our North America segment was driven by continued improvement at on-site sales locations, which resulted from a 5 percent increase in VPG to $3,383 in the twelve weeks ended June 20, 2014 from $3,211 in the prior year comparable period, partially offset by a 1 percent decline in the number of tours. Contract sales at off-site (non tour-based) sales locations were flat compared to the prior year comparable period. The increase in VPG was due to higher pricing and nominal increases in the average number of points purchased per contract and closing efficiency. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We implemented new programs aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will increase tour flow in the next six to nine months.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Contract Sales
Vacation ownership	$320	$312	$8	3%
Residential products	6	1	5	NM

Total contract sales	$326	$313	$13	4%

The $13 million increase in total contract sales was driven by $9 million of higher contract sales in our Europe segment, $5 million of higher residential contract sales in our North America segment and $2 million of higher vacation ownership contract sales in our key North America segment, partially offset by $3 million of lower contract sales in our Asia Pacific segment.

The increase in vacation ownership contract sales in our North America segment reflected a $6 million increase in sales at on-site sales locations, and a $4 million decline in sales at off-site (non tour-based) sales locations, due in part to the closure or downsizing of certain under-performing locations since the prior year comparable period. The increase in sales at on-site sales locations resulted from a 6 percent increase in VPG to $3,428 in the twenty-four weeks ended June 20, 2014 from $3,238 in the prior year comparable period, partially offset by a 3 percent decline in the number of tours. The increase in VPG was due to a 0.5 percentage point increase in closing efficiency and higher pricing, partially offset by a decline in the average number of points purchased per contract. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We implemented new programs aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will increase tour flow in the next six to nine months.

Development Margin

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Sale of vacation ownership products	$152	$169	$(17)	(10%)
Cost of vacation ownership products	(43)	(57)	14	23%
Marketing and sales	(72)	(74)	2	2%

Development margin	$37	$38	$(1)	(6%)

Development margin percentage	24.2%	23.1%	1.1 pts

The decrease in revenues from the sale of vacation ownership products was due to $25 million of lower revenue reportability compared to the prior year comparable period, partially offset by the $7 million increase in contract sales, net of sales reserve, and $1 million from lower vacation ownership notes receivable reserve activity due to a decrease in estimated default activity compared to the prior year comparable period. The $25 million of lower revenue reportability resulted from $25 million of higher revenue reportability in the prior year comparable period, compared to no impact from revenue reportability in the twelve weeks ended June 20, 2014. Revenue reportability was higher in the prior year quarter because the rescission period related to certain sales had expired, of which $17 million related to the impact of the extended rescission periods in our Europe segment.

The decrease in development margin reflected $14 million from lower revenue reportability year-over-year (of which $9 million is related to the impact of the extended rescission periods in our Europe segment), partially offset by a $10 million net increase in vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven by $6 million from a favorable mix of lower cost real estate inventory being sold, $3 million from more efficient marketing and sales spending and $1 million from the higher contract sales volume. In addition, the development margin reflects the $1 million decrease in vacation ownership notes receivable reserve activity, $1 million of higher favorable product cost true-ups and $1 million of severance related to the restructuring of sales locations in Europe in the prior year comparable period.

The 1.1 percentage point improvement in the development margin percentage reflected a 4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended June 20, 2014, a 2 percentage point increase due to increased efficiency in marketing and sales spending and a 1 percentage point increase due to the higher favorable product cost true-up activity year-over-year. These increases were partially offset by a 6 percentage point decrease due to lower revenue reportability year-over-year.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Sale of vacation ownership products	$297	$310	$(13)	(4%)
Cost of vacation ownership products	(90)	(101)	11	10%
Marketing and sales	(143)	(148)	5	3%

Development margin	$64	$61	$3	4%

Development margin percentage	21.4%	19.8%	1.6 pts

The decrease in revenues from the sale of vacation ownership products was due to $27 million of lower revenue reportability compared to the prior year comparable period and $1 million of higher plus points issued as sales incentives in the current period, partially offset by the $12 million increase in contract sales, net of sales reserve, and $3 million from lower vacation ownership notes receivable reserve activity due to a decrease in estimated default activity compared to the prior year comparable period. The $27 million of lower revenue reportability resulted from $4 million of lower revenue reportability in the twenty-four weeks ended June 20, 2014, compared to $23 million of higher revenue reportability in the prior year comparable period. Revenue reportability was higher in the prior year quarter because the rescission period related to certain sales had expired, of which $18 million related to the impact of the extended rescission periods in our Europe segment.

The increase in development margin reflected an $18 million net increase from higher vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven mainly by $12 million from a favorable mix of lower cost real estate inventory being sold and $5 million from more efficient marketing and sales spending, a $2 million impact from the decrease in vacation ownership notes receivable reserve activity, $2 million of severance related to the restructuring of sales locations in Europe in the prior year comparable period and a $1 million increase from the higher residential contract sales in the current period. These increases were partially offset by $16 million from lower revenue reportability year-over-year (of which $10 million is related to the impact of the extended rescission periods in our Europe segment) and $4 million of lower favorable product cost true-ups ($2 million in the twenty-four weeks ended June 20, 2014 compared to $6 million in the prior year comparable period).

The 1.6 percentage point improvement in the development margin percentage reflected a 4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twenty-four weeks ended June 20, 2014 and a more than 2 percentage point increase due to increased efficiency in marketing and sales spending. These increases were partially offset by a 3.5 percentage point decrease due to lower revenue reportability year-over-year and a more than 1 percentage point decrease due to the lower favorable product cost true-up activity year-over-year. The increase in residential contract sales did not materially impact the development margin percentage as the higher cost of the real estate inventory sold was offset by lower marketing and sales cost.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Management fee revenues	$17	$16	$1	8%
Other services revenues	53	48	5	8%

Resort management and other services revenues	70	64	6	8%
Resort management and other services expenses	(46)	(46)	—	2%

Resort management and other services margin	$24	$18	$6	34%

Resort management and other services margin percentage	34.6%	27.9%	6.7 pts

The increase in resort management and other services revenues was driven by $1 million of higher management fees, $1 million of higher fees from our third party exchange company, $1 million of higher resales commission, $1 million of higher ancillary revenues and $1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program. The increase in ancillary revenues included a nearly $2 million increase in ancillary revenues from food and beverage and golf offerings at our resorts, partially offset by a $1 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014.

The improvement in the resort management and other services margin reflected the increases in revenue while expenses remained flat compared to the prior year comparable period.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Management fee revenues	$34	$32	$2	7%
Other services revenues	96	91	5	5%

Resort management and other services revenues	130	123	7	6%
Resort management and other services expenses	(88)	(89)	1	2%

Resort management and other services margin	$42	$34	$8	25%

Resort management and other services margin percentage	32.7%	27.6%	5.1 pts

The increase in resort management and other services revenues was driven by $2 million of higher management fees, $2 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $1 million of higher fees from our third party exchange company, $1 million of higher resales commission and $1 million of higher ancillary revenues. The increase in ancillary revenues included a $3 million increase in ancillary revenues from food and beverage and golf offerings at our resorts, partially offset by a $2 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014.

The improvement in the resort management and other services margin reflected the increases in revenue as well as $1 million of lower customer service and MVCD program expenses in the twenty-four weeks ended June 20, 2014 compared to the prior year comparable period.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Interest income	$28	$31	$(3)	(8%)
Other financing revenues	1	1	—	NM

Financing revenues	29	32	(3)	(7%)
Financing expenses	(6)	(6)	—	NM
Consumer financing interest expense	(5)	(7)	2	17%

Financing margin	$18	$19	$(1)	(5%)

Financing propensity	40%	38%

The decrease in financing revenues was due to an $88 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues, partially offset by lower consumer financing interest expense due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitizations of vacation ownership notes receivable.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Interest income	$57	$63	$(6)	(8%)
Other financing revenues	3	2	1	1%

Financing revenues	60	65	(5)	(8%)
Financing expenses	(11)	(11)	—	NM
Consumer financing interest expense	(12)	(15)	3	16%

Financing margin	$37	$39	$(2)	(6%)

Financing propensity	41%	39%

The decrease in financing revenues was due to a $92 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues, partially offset by lower consumer financing interest expense due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitizations of vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Rental revenues	$62	$65	$(3)	(4%)
Unsold maintenance fees — upscale	(11)	(12)	1	14%
Unsold maintenance fees — luxury	(2)	(3)	1	22%

Unsold maintenance fees	(13)	(15)	2	15%
Other expenses	(42)	(41)	(1)	(4%)

Rental margin	$7	$9	$(2)	(20%)

Rental margin percentage	11.1%	13.3%	(2.2 pts)

	Twelve Weeks Ended		Change	% Change
	June 20, 2014	June 14, 2013
Transient keys rented (1)	260,979	255,353	5,626	2%
Average transient key rate	$ 210.46	$ 204.44	$ 6.02	3%
Resort occupancy	88.6%	89.7%	(1.1 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The decrease in rental revenues was due to $5 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points), partially offset by a company-wide 2 percent increase in transient keys rented ($1 million) and a company-wide 3 percent increase in average transient rate (more than $1 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory.

The rental margin of $7 million was $2 million below the prior year comparable period, and reflected the $5 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program), and corresponding decline in issuance of plus points as incentives for enrollment in the MVCD program, partially offset by $3 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and lower unsold maintenance fees.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Rental revenues	$126	$128	$(2)	(2%)
Unsold maintenance fees — upscale	(22)	(25)	3	12%
Unsold maintenance fees — luxury	(5)	(5)	—	NM

Unsold maintenance fees	(27)	(30)	3	10%
Other expenses	(85)	(82)	(3)	(4%)

Rental margin	$14	$16	$(2)	(13%)

Rental margin percentage	10.8%	12.2%	(1.4 pts)

	Twenty-Four Weeks Ended		Change	% Change
	June 20, 2014	June 14, 2013
Transient keys rented (1)	529,658	519,245	10,413	2%
Average transient key rate	$ 212.42	$ 207.35	$ 5.07	2%
Resort occupancy	88.6%	88.9%	(0.3 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The decrease in rental revenues was due to $7 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points), partially offset by a company-wide 2 percent increase in average transient rate ($3 million) and a company-wide 2 percent increase in transient keys rented ($2 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory.

The rental margin of $14 million was $2 million below the prior year comparable period, and reflected the $7 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program), and corresponding decline in issuance of plus points as incentives for enrollment in the MVCD program, partially offset by $5 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees.

Other

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013
Other revenues	$6	$6
Other expenses	(3)	(2)

Other revenues, net of expenses	$3	$4

Other revenues net of expenses was $1 million below the prior year comparable period mainly as a result of higher settlement and other expenses in the twelve weeks ended June 20, 2014 compared to the prior year comparable period.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013
Other revenues	$8	$9
Other expenses	(5)	(5)

Other revenues, net of expenses	$3	$4

Other revenues net of expenses was $1 million below the prior year comparable period mainly as a result of lower settlement revenues due to a decline in the number of contracts closed and higher expenses in the twenty-four weeks ended June 20, 2014 compared to the prior year comparable period.

Cost Reimbursements

Twelve Weeks Ended June 20, 2014

Cost reimbursements increased $6 million, or 9 percent, over the prior year comparable period, reflecting $3 million of higher costs, $2 million due to timing of expenses compared to the prior year comparable period and $1 million due to additional managed unit weeks in the twelve weeks ended June 20, 2014.

Twenty-Four Weeks Ended June 20, 2014

Cost reimbursements increased $15 million, or 10 percent, over the prior year comparable period, reflecting $9 million of higher costs, $4 million due to timing of expenses compared to the prior year comparable period and $2 million due to additional managed unit weeks in the twenty-four weeks ended June 20, 2014.

General and Administrative

Twelve Weeks Ended June 20, 2014

General and administrative expenses increased $1 million (from $22 million to $23 million) over the prior year comparable period due to $1 million of higher personnel related costs.

Twenty-Four Weeks Ended June 20, 2014

General and administrative expenses increased $2 million (from $43 million to $45 million) over the prior year comparable period due to $1 million of higher legal related expenses, $1 million of higher personnel related costs and $1 million from the favorable resolution of an international tax (non-income tax) matter in the prior year comparable period. These increases were offset by $1 million of savings related to organizational and separation relation efforts in the human resources, information technology and finance and accounting organizations.

Litigation Settlement

Twelve and Twenty-Four Weeks Ended June 20, 2014

During the second quarter of 2014, we agreed to settle a dispute with a service provider relating to services provided to us prior to 2011. The dispute related to certain lawsuits and claims asserted by several residential unit and fractional interest owners at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), a project within our North America segment, who questioned the adequacy of disclosures made regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 and their payment obligations with respect to such bonds. In connection with the settlement, we received a one-time payment of $8 million after the end of the second quarter from the service provider, which no longer provides services to us. We recorded a gain of $8 million as a result of the settlement, which is included in the Litigation settlement line on the Statement of Operations for the twelve and twenty-four weeks ended June 20, 2014.

Interest Expense

Twelve Weeks Ended June 20, 2014

Interest expense decreased $1 million (from $4 million to $3 million) due to a decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International (the “Marriott Rewards Agreement”).

Twenty-Four Weeks Ended June 20, 2014

Interest expense decreased $2 million (from $7 million to $5 million) due to a $1 million increase in capitalized interest costs and a $1 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under the Marriott Rewards Agreement.

Royalty Fee

Twelve Weeks Ended June 20, 2014

Royalty fee expense decreased $1 million (from $15 million to $14 million) due to a higher portion of sales of pre-owned inventory, which carries a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent).

Twenty-Four Weeks Ended June 20, 2014

Royalty fee expense decreased $1 million (from $28 million to $27 million) due to a higher portion of sales of pre-owned inventory, which carries a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent).

Impairment

Twelve and Twenty-Four Weeks Ended June 20, 2014

During the second quarter of 2014, we recorded an impairment charge of $1 million with respect to a building as a result of a termination of a land lease at one of our projects in our North America segment. In the second quarter of 2013, we recorded an impairment charge of $1 million with respect to a golf course in the Europe segment.

Impairment Charges on Equity Investment

Twelve Weeks Ended June 20, 2014

During the second quarter of 2014, we reversed a $2 million impairment charge that we initially recorded in the first quarter of 2014 to increase our accrual for remaining costs that were expected to be incurred relating to our interests in an equity method investment in a joint venture project in our North America segment. There were no impairment charges on equity investment in the second quarter of 2013.

Twenty-Four Weeks Ended June 20, 2014

During the first quarter of 2014, we recorded a $2 million charge to increase our accrual for remaining costs that were expected to be incurred relating to our interests in an equity method investment in a joint venture project in our North America segment. During the second quarter of 2014, we reversed the $2 million charge. There were no impairment charges on equity investment in either the first or second quarter of 2013.

Income Tax

Twelve Weeks Ended June 20, 2014

The provision for income taxes increased by $8 million (from $14 million to $22 million) from the prior year comparable period. The increase related to the change in the geographic composition of income before income taxes. There was lower net income before income taxes in our foreign jurisdictions for the twelve weeks ended June 20, 2014 compared to the prior year comparable period due to the cumulative impact of the extended rescission periods in our Europe segment and an increase in the net income before income taxes attributable to the United States.

Twenty-Four Weeks Ended June 20, 2014

The provision for income taxes increased by $10 million (from $25 million to $35 million) from the prior year comparable period. The increase related to the change in the geographic composition of income before income taxes. There was lower net income before income taxes in our foreign jurisdictions for the twenty-four weeks ended June 20, 2014 compared to the prior year comparable period due to the cumulative impact of the extended rescission periods in our Europe segment and an increase in the net income before income taxes attributable to the United States.

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

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013	June 20, 2014	June 14, 2013
Net income	$36	$30	$55	$49
Interest expense (1)	3	4	5	7
Tax provision	22	14	35	25
Depreciation and amortization	5	5	9	11

EBITDA	$66	$53	$104	$92

(1)	Interest expense excludes consumer financing interest expense.

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 15, “Business Segments,” to our Financial Statements for further information on our segments.

As of June 20, 2014, we operated the following 62 properties by segment:

	U.S. (1)	Non-U.S.	Total
North America	47	6	53
Europe	—	5	5
Asia Pacific	—	4	4

Total	47	15	62

(1)	Includes properties located in the 48 contiguous states, Hawaii and Alaska.

North America

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013	June 20, 2014	June 14, 2013
Revenues
Sale of vacation ownership products	$135	$136	$266	$262
Resort management and other services	60	55	114	108
Financing	27	30	56	61
Rental	54	57	114	116
Other	6	6	8	9
Cost reimbursements	81	75	171	156

Total revenues	363	359	729	712

Expenses
Cost of vacation ownership products	37	46	79	86
Marketing and sales	62	62	124	126
Resort management and other services	39	39	75	76
Rental	48	48	99	99
Other	3	2	5	5
Litigation settlement	(8)	—	(8)	(1)
Organizational and separation related	1	—	1	—
Royalty fee	1	3	3	4
Impairment	1	—	1	—
Cost reimbursements	81	75	171	156

Total expenses	265	275	550	551

Gains and other income	1	—	2	1
Impairment reversals on equity investment	2	—	—	—

Segment financial results	$101	$84	$181	$162

Contract Sales

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Contract Sales
Vacation ownership	$146	$141	$5	3%
Residential products	—	1	(1)	NM

Total contract sales	$146	$142	$4	2%

The increase in contract sales in our North America segment reflects a $5 million increase in vacation ownership contract sales and a $1 million decline in residential contract sales.

The increase in vacation ownership contract sales in our North America segment was driven by continued improvement at on-site sales locations, which resulted from a 5 percent increase in VPG to $3,383 in the twelve weeks ended June 20, 2014 from $3,211 in the prior year comparable period, partially offset by a 1 percent decline in the number of tours. Contract sales at off-site (non tour-based) sales locations were flat compared to the prior year comparable period. The increase in VPG was due to higher pricing, and slight increases in the average number of points purchased per contract and closing efficiency. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We implemented new programs aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will increase tour flow in the next six to nine months.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Contract Sales
Vacation ownership	$286	$284	$2	1%
Residential products	6	1	5	NM

Total contract sales	$292	$285	$7	2%

The increase in contract sales in our North America segment includes $5 million of higher residential contract sales and a $2 million increase in vacation ownership contract sales.

The increase in vacation ownership contract sales in our North America segment reflected a $6 million increase in sales at on-site sales locations, and a $4 million decline in sales at off-site (non tour-based) sales locations, due in part to the closure or downsizing of certain under-performing locations since the prior year comparable period. The increase in sales at on-site sales locations resulted from a 6 percent increase in VPG to $3,428 in the twenty-four weeks ended June 20, 2014 from $3,238 in the prior year comparable period, partially offset by a 3 percent decline in the number of tours. The increase in VPG was due to a 0.5 percentage point increase in closing efficiency and higher pricing, partially offset by a decline in the average number of points purchased per contract. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We implemented new programs aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will increase tour flow in the next six to nine months.

Development Margin

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Sale of vacation ownership products	$135	$136	$(1)	(2%)
Cost of vacation ownership products	(37)	(46)	9	19%
Marketing and sales	(62)	(62)	—	NM

Development margin	$36	$28	$8	24%

Development margin percentage	26.3%	20.8%	5.5 pts

The decrease in revenues from the sale of vacation ownership products was due to $5 million of lower revenue reportability compared to the prior year comparable period, partially offset by the $4 million increase in contract sales net of sales reserve. The $5 million of lower revenue reportability resulted from $5 million of higher revenue reportability in the prior year comparable period, compared to no impact from revenue reportability in the twelve weeks ended June 20, 2014. Revenue reportability was higher in the prior year quarter because the rescission period related to certain sales had expired.

The increase in development margin reflected a $9 million net increase from vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven by $6 million from a favorable mix of lower cost real estate inventory being sold, $2 million from more efficient marketing and sales spending and $1 million from the higher contract sales volume. In addition, the development margin includes $2 million of higher favorable product cost true-ups ($2 million in the twelve weeks ended June 20, 2014 compared to $0 in the prior year comparable period). These increases are partially offset by $3 million from the higher revenue reportability in the prior year comparable period.

The 5.5 percentage point improvement in the development margin percentage reflected a 5 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended June 20, 2014, a 1 percentage point increase due to increased efficiency in marketing and sales spending and a 1 percentage point increase due to the higher favorable product cost true-up activity year-over-year. These increases were partially offset by a more than 1 percentage point decrease due to lower revenue reportability year-over-year.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Sale of vacation ownership products	$266	$262	$4	1%
Cost of vacation ownership products	(79)	(86)	7	9%
Marketing and sales	(124)	(126)	2	1%

Development margin	$63	$50	$13	25%

Development margin percentage	23.5%	19.1%	4.4 pts

The increase in revenues from the sale of vacation ownership products was due to the $7 million increase in contract sales net of sales reserve and $2 million from lower vacation ownership notes receivable reserve activity due to a decrease in estimated default activity compared to the prior year comparable period. These increases were partially offset by $4 million of lower revenue reportability compared to the prior year comparable period and $1 million of higher plus points issued as sales incentives in the current period.

The increase in development margin reflected a $16 million net increase from higher vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven by $13 million from a favorable mix of lower cost real estate inventory being sold and $3 million from more efficient marketing and sales spending. Additionally, the increase in development margin reflects a $1 million increase in higher residential contract sales and the $1 million decrease in vacation ownership notes receivable reserve activity. These increases were partially offset by $3 million of lower revenue reportability compared to the prior year comparable period and $2 million of lower favorable product cost true-ups ($3 million in the twenty-four weeks ended June 20, 2014 compared to $5 million in the prior year comparable period).

The 4.4 percentage point improvement in the development margin percentage reflected a 5 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twenty-four weeks ended June 20, 2014 and a 1 percentage point increase due to increased efficiency in marketing and sales spending. These increases were partially offset by a 1 percentage point decrease due to the lower favorable product cost true-up activity year-over-year and a less than 1 percentage point decrease due to lower revenue reportability year-over-year. The increase in residential contract sales did not materially impact the development margin percentage as the higher cost of the real estate inventory sold was offset by lower marketing and sales cost.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Management fee revenues	$15	$14	$1	7%
Other services revenues	45	41	4	9%

Resort management and other services revenues	60	55	5	8%
Resort management and other services expenses	(39)	(39)	—	3%

Resort management and other services margin	$21	$16	$5	33%

Resort management and other services margin percentage	37.1%	30.2%	6.9 pts

The increase in resort management and other services revenues was driven by $1 million of higher management fees, $1 million of higher fees from our third party exchange company, $1 million of higher resales commission and $1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program. Ancillary revenues were flat compared to the prior year comparable period, and included a $1 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014, which was offset by a $1 million increase in ancillary revenues from food and beverage and golf offerings at our resorts.

The improvement in the resort management and other services margin reflected the increases in revenue while expenses remained flat compared to the prior year comparable period.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Management fee revenues	$30	$28	$2	7%
Other services revenues	84	80	4	5%

Resort management and other services revenues	114	108	6	6%
Resort management and other services expenses	(75)	(76)	1	2%

Resort management and other services margin	$39	$32	$7	24%

Resort management and other services margin percentage	35.0%	29.8%	5.2 pts

The increase in resort management and other services revenues was driven by $2 million of higher management fees, $2 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $1 million of higher fees from our third party exchange company and $1 million of higher resales commission. Ancillary revenues were flat compared to the prior year comparable period, and included a $2 million increase in ancillary revenues from food and beverage and golf offerings at our resorts, offset by a $2 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014.

The improvement in the resort management and other services margin reflected the increases in revenue as well as $1 million of lower customer service and MVCD program expenses in the twenty-four weeks ended June 20, 2014 compared to the prior year comparable period.

Financing Revenues

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Interest income	$26	$29	$(3)	(8%)
Other financing revenues	1	1	—	NM

Financing revenues	$27	$30	$(3)	(8%)

Financing propensity	37%	37%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Interest income	$53	$59	$(6)	(9%)
Other financing revenues	3	2	1	NM

Financing revenues	$56	$61	$(5)	(8%)

Financing propensity	38%	37%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Rental revenues	$54	$57	$(3)	(5%)
Unsold maintenance fees — upscale	(10)	(11)	1	15%
Unsold maintenance fees — luxury	(2)	(3)	1	22%

Unsold maintenance fees	(12)	(14)	2	16%
Other expenses	(36)	(34)	(2)	(5%)

Rental margin	$6	$9	$(3)	(25%)

Rental margin percentage	11.8%	15.0%	(3.2 pts)

	Twelve Weeks Ended		Change	% Change
	June 20, 2014	June 14, 2013
Transient keys rented (1)	237,045	230,898	6,147	3%
Average transient key rate	$202.75	$ 199.52	$ 3.23	2%
Resort occupancy	89.4%	90.8%	(1.4 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The decrease in rental revenues was due to $5 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points), partially offset by a 3 percent increase in transient keys rented ($1 million) and a 2 percent increase in average transient rate ($1 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory.

The decline in rental margin reflected the $5 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program), and corresponding decline in issuance of plus points as incentives for enrollment in the MVCD program, partially offset by $2 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Rental revenues	$114	$116	$(2)	(2%)
Unsold maintenance fees — upscale	(19)	(22)	3	13%
Unsold maintenance fees — luxury	(5)	(5)	—	NM

Unsold maintenance fees	(24)	(27)	3	10%
Other expenses	(75)	(72)	(3)	(4%)

Rental margin	$15	$17	$(2)	(14%)

Rental margin percentage	12.9%	14.7%	(1.8 pts)

	Twenty-Four Weeks Ended		Change	% Change
	June 20, 2014	June 14, 2013
Transient keys rented (1)	489,745	477,281	12,464	3%
Average transient key rate	$208.13	$204.38	$3.75	2%
Resort occupancy	89.9%	90.2%	(0.3 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The decrease in rental revenues was due to $7 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points), partially offset by a 3 percent increase in transient keys rented ($3 million) and a 2 percent increase in average transient rate ($2 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory.

The decline in rental margin reflected the $7 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program), and corresponding decline in issuance of plus points as incentives for enrollment in the MVCD program, partially offset by $5 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees.

Europe

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013(1)	June 20, 2014(1)	June 14, 2013(1)
Revenues
Sale of vacation ownership products	$9	$25	$17	$32
Resort management and other services	9	8	14	13
Financing	1	1	2	2
Rental	6	6	8	8
Cost reimbursements	10	8	18	16

Total revenues	35	48	59	71

Expenses
Cost of vacation ownership products	2	9	4	9
Marketing and sales	6	7	11	13
Resort management and other services	7	7	12	12
Rental	4	5	7	8
Impairment	—	1	—	1
Cost reimbursements	10	8	18	16

Total expenses	29	37	52	59

Segment financial results	$6	$11	$7	$12

(1)	Europe and Asia Pacific segment revenues and expenses have been restated to correct certain immaterial prior period errors. For the twenty-four weeks ended June 20, 2014, $1 million of cost reimbursements related to the twelve weeks ended March 28, 2014 were reclassified from the Asia Pacific segment to the Europe segment. For the twelve and twenty-four weeks ended June 14, 2013, $2 million and $3 million of cost reimbursements were reclassified from the Asia Pacific segment to the Europe segment, respectively.

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Contract Sales
Vacation ownership	$11	$7	$4	82%

Total contract sales	$11	$7	$4	82%

The increase in contract sales reflected stronger sales from our Middle East sales location ($2 million) and higher cancellation activity in the prior year comparable period associated with the extended rescission periods in this segment ($2 million).

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Contract Sales
Vacation ownership	$20	$11	$9	85%

Total contract sales	$20	$11	$9	85%

The increase in contract sales reflected stronger sales from our Middle East sales location ($4 million), stronger fractional sales at our project in London, United Kingdom ($1 million), and higher cancellation activity in the prior year comparable period associated with the extended rescission periods in this segment ($3 million).

Development Margin

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Sale of vacation ownership products	$9	$25	$(16)	(61%)
Cost of vacation ownership products	(2)	(9)	7	70%
Marketing and sales	(6)	(7)	1	9%

Development margin	$1	$9	$(8)	(87%)

Development margin percentage	13.6%	41.8%	(28.2 pts)

The decrease in revenues from the sale of vacation ownership products was due to $20 million of lower revenue reportability compared to the prior year comparable period, partially offset by $4 million from the increase in contract sales net of sales reserve. The $20 million of lower revenue reportability resulted from $1 million of lower revenue reportability in the twelve weeks ended June 20, 2014, compared to $19 million of higher revenue reportability in the prior year comparable period. Revenue reportability was higher in the prior year quarter, because the rescission period related to certain sales had expired, of which $17 million related to the impact of the extended rescission periods in this segment.

The decrease in development margin reflected $11 million from lower revenue reportability year-over-year (of which $9 million related to the impact of the extended rescission periods in this segment), partially offset by a $2 million net increase from higher vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven mainly by more efficient marketing and sales spending, as well as $1 million of severance charges related to the restructuring of sales locations in the prior year comparable period.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Sale of vacation ownership products	$17	$32	$(15)	(47%)
Cost of vacation ownership products	(4)	(9)	5	56%
Marketing and sales	(11)	(13)	2	16%

Development margin	$2	$10	$(8)	(77%)

Development margin percentage	13.9%	32.2%	(18.3 pts)

The decrease in revenues from the sale of vacation ownership products was due to $24 million of lower revenue reportability compared to the prior year comparable period, partially offset by $9 million from the increase in contract sales net of sales reserve. The $24 million of lower revenue reportability resulted from $1 million of lower revenue reportability in the twenty-four weeks ended June 20, 2014, compared to $23 million of higher revenue reportability in the prior year comparable period. Revenue reportability was higher in the prior year quarter, because the rescission period related to certain sales had expired, of which $18 million related to the impact of the extended rescission periods in this segment.

The decrease in development margin reflected $13 million from lower revenue reportability year-over-year (of which $10 million related to the impact of the extended rescission periods in this segment), partially offset by a $3 million net increase from higher vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven mainly by more efficient marketing and sales spending, as well as $2 million of severance charges related to the restructuring of sales locations in the prior year comparable period.

Asia Pacific

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013(1)	June 20, 2014(1)	June 14, 2013(1)
Revenues
Sale of vacation ownership products	$8	$8	$14	$16
Resort management and other services	1	1	2	2
Financing	1	1	2	2
Rental	2	2	4	4
Cost reimbursements	—	2	2	4

Total revenues	12	14	24	28

Expenses
Cost of vacation ownership products	2	1	3	3
Marketing and sales	4	5	8	9
Resort management and other services	—	—	1	1
Rental	3	3	6	5
Royalty fee	1	1	1	1
Cost reimbursements	—	2	2	4

Total expenses	10	12	21	23

Segment financial results	$2	$2	$3	$5

(1)	Europe and Asia Pacific segment revenues and expenses have been restated to correct certain immaterial prior period errors. For the twenty-four weeks ended June 20, 2014, $1 million of cost reimbursements related to the twelve weeks ended March 28, 2014 were reclassified from the Asia Pacific segment to the Europe segment. For the twelve and twenty-four weeks ended June 14, 2013, $2 million and $3 million of cost reimbursements were reclassified from the Asia Pacific segment to the Europe segment, respectively.

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement. Our on-site sales locations are more efficient sales channels than our off-site sales locations and we plan to focus on future inventory acquisitions with strong on-site sales distribution potential.

Contract Sales

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Contract Sales
Vacation ownership	$7	$8	$(1)	(9%)

Total contract sales	$7	$8	$(1)	(9%)

The decline in contract sales reflected an 8 percent decrease in the number of tours and a $42 decrease in VPG, which were impacted by the political turmoil in Thailand.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Contract Sales
Vacation ownership	$14	$17	$(3)	(16%)

Total contract sales	$14	$17	$(3)	(16%)

The decline in contract sales reflected an 8 percent decrease in the number of tours and a $246 decrease in VPG, which were impacted by the political turmoil in Thailand.

Development Margin

Twelve Weeks Ended June 20, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Sale of vacation ownership products	$8	$8	$—	9%
Cost of vacation ownership products	(2)	(1)	(1)	(63%)
Marketing and sales	(4)	(5)	1	10%

Development margin	$2	$2	$—	25%

Development margin percentage	20.9%	18.3%	2.6 pts

Revenues from the sale of vacation ownership products were unchanged from the prior year comparable period, with the $1 million decline in contract sales offset by a $1 million unfavorable notes receivable reserve adjustment in the prior year comparable period. The development margin was also unchanged from the prior year comparable period, with the benefits of more efficient marketing and sales spending at our existing sales locations offset by a less than $1 million favorable product cost true up in the prior year comparable period.

Twenty-Four Weeks Ended June 20, 2014

	Twenty-Four Weeks Ended		Change	% Change
($ in millions)	June 20, 2014	June 14, 2013
Sale of vacation ownership products	$14	$16	$(2)	(8%)
Cost of vacation ownership products	(3)	(3)	—	(37%)
Marketing and sales	(8)	(9)	1	14%

Development margin	$3	$4	$(1)	(26%)

Development margin percentage	18.9%	23.4%	(4.5 pts)

The decrease in sale of vacation ownership products was due to the $3 million decline in contract sales, partially offset by a $1 million unfavorable notes receivable reserve adjustment in the prior year comparable period. The decrease in the development margin was due to the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), and includes less efficient marketing and sales spending at our existing sales locations due to an inability to leverage fixed costs on the lower sales volumes, as well as a more than $1 million favorable product cost true up in the prior year comparable period.

Corporate and Other

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013	June 20, 2014	June 14, 2013
Cost of vacation ownership products	$2	$1	$4	$3
Financing	6	6	11	11
General and administrative	23	22	45	43
Organizational and separation related	—	2	1	3
Consumer financing interest	5	7	12	15
Royalty fee	12	11	23	23

Total Expenses	$48	$49	$96	$98

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

Twelve Weeks Ended June 20, 2014

Total expenses decreased $1 million from the prior year comparable period. The $1 million decrease was the result of $2 million of lower consumer financing interest expense and $2 million of lower organizational and separation related expenses, partially offset by $1 million of higher cost of vacation ownership products expenses, $1 million of higher general and administrative expenses and $1 million of higher royalty fees.

The $2 million decline in consumer financing interest expense was due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitizations of vacation ownership notes receivable.

The $1 million of higher general and administrative expense was due to $1 million of higher personnel related costs.

Twenty-Four Weeks Ended June 20, 2014

Total expenses decreased $2 million from the prior year comparable period. The $2 million decrease was the result of $3 million of lower consumer financing interest expense and $2 million of lower organizational and separation related expenses, partially offset by $2 million of higher general and administrative expenses and $1 million of higher cost of vacation ownership products expenses.

The $2 million decline in consumer financing interest expense was due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our most recently completed securitizations of vacation ownership notes receivable.

The $2 million of higher general and administrative expense was due to $1 million of higher legal related expenses, $1 million of higher of higher personnel related costs and $1 million from the favorable resolution of an international tax (non-income tax) matter in the prior year comparable period. These increases were offset by $1 million of savings related to organizational and separation relation efforts in the human resources, information technology and finance and accounting organizations.

New Accounting Standards

See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for information related to our adoption of new accounting standards.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($170 million at the end of the second quarter of 2014), cash generated from operations, our ability to raise capital through securitizations in the asset-backed securities (“ABS”) market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the second quarter of 2014, $566 million of the $570 million of total debt outstanding was non-recourse debt associated with vacation ownership notes receivable securitizations. In addition, we have $40 million of mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021; however, we may redeem the preferred stock at par after October 2016 at our option.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of the second quarter of 2014, we had $820 million of real estate inventory on hand, comprised of $446 million of finished goods, $40 million of work-in-process, and $334 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than or in line with the cost of vacation ownership products for the near term. We also expect to sell excess Ritz-Carlton branded inventory and dispose of certain undeveloped and partially developed land over the next few years, and plan to sell additional Ritz-Carlton branded inventory through the MVCD program in order to generate incremental cash and reduce related carrying costs.

Our vacation ownership product offerings also allow us to utilize our real estate inventory efficiently. The majority of our sales are of a points-based product, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we do not need specific resort-based inventory at each sales location, we need to have only a few resorts under construction at any given time while leveraging successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs enable us to align our construction of real estate inventory with the pace of sales of vacation ownership products by slowing down or accelerating construction, as demand across our portfolio and market conditions dictate.

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

During the twenty-four weeks ended June 20, 2014, we had a net decrease in cash and cash equivalents of $30 million compared to a $1 million net increase in cash and cash equivalents during the twenty-four weeks ended June 14, 2013. The following table summarizes these changes:

	Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013
Cash (used in) provided by:
Operating activities	$98	$34
Investing activities	74	—
Financing activities	(202)	(33)

Net change in cash and cash equivalents	$(30)	$1

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

In the twenty-four weeks ended June 20, 2014, we generated $98 million of cash flows from operating activities, compared to $34 million in the twenty-four weeks ended June 14, 2013. The improvement in cash flows reflected the favorable timing of real estate inventory spending and lower payments on the liability for the Marriott Rewards customer loyalty program in the twenty-four weeks ended June 20, 2014, as well as the unfavorable impact in the prior year comparable period of payments of a previously accrued litigation settlement and deferred compensation amounts.

We recorded $6 million of residential contract sales in the twenty-four weeks ended June 20, 2014, associated with the sale of three of the units at the RCC San Francisco that we bought back as part of a legal settlement at the end of 2012. We expect to dispose of the remaining four units in 2014, which we expect will generate approximately $8 million of net cash proceeds.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real Estate Inventory Spending Less Than Cost of Sales

	Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013
Real estate inventory spending	$(48)	$(73)
Real estate inventory costs	84	95

Real estate inventory spending less than cost of sales	$36	$22

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Operations related to sale of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the MVCD program, our spending for real estate inventory remained below the amount of real estate inventory costs in each of the twenty-four week periods ended June 20, 2014 and June 14, 2013.

Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products for the next several years.

Notes Receivable Collections in Excess of New Mortgages

	Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013
Vacation ownership notes receivable collections — non-securitized	$51	$58
Vacation ownership notes receivable collections — securitized	86	90
Vacation ownership notes receivable originations	(104)	(100)

Vacation ownership notes receivable collections in excess of originations	$33	$48

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Total collections declined due to the reduction in the portfolio of outstanding vacation ownership notes receivable. New vacation ownership notes receivable originated in the twenty-four weeks ended June 20, 2014 increased slightly due to an increase in financing propensity to nearly 41 percent compared to 39 percent for the twenty-four weeks ended June 14, 2013.

Cash from Investing Activities

	Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013
Capital expenditures for property and equipment (excluding inventory)	$(3)	$(7)
Decrease in restricted cash	44	4
Dispositions, net	33	3

Net cash provided by investing activities	$74	$—

Capital Expenditures for Property and Equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and for ancillary offerings, such as food and beverage offerings at locations where these are provided.

In the twenty-four weeks ended June 20, 2014, capital expenditures for property and equipment of $3 million included $2 million of spending to support ancillary and business operations and $1 million for technology spending. In the twenty-four weeks ended June 14, 2013, capital expenditures for property and equipment of $7 million included $5 million of spending to support ancillary and business operations and $2 million for technology spending.

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

The decrease in restricted cash in the twenty-four weeks ended June 20, 2014, reflects payments to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2013 as well as cash collected in connection with securitized vacation ownership notes receivable that was distributed to investors before the end of the second quarter.

The decrease in restricted cash in the twenty-four weeks ended June 14, 2013 reflects payments to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2012, partially offset by cash collected in connection with securitized vacation ownership notes receivable that was not distributed to investors before the end of the second quarter.

The higher inflow in the twenty-four weeks ended June 20, 2014 from changes in restricted cash was driven by higher payments to property owners’ associations for maintenance fees collected on their behalf ($16 million) as well as the timing of payments to investors for cash collected in connection with securitized vacation ownership notes receivable ($25 million).

We expect the fluctuation in restricted cash for maintenance fee activity to be relatively stable, with cash inflows occurring in the fourth quarter upon receipt of maintenance fees and cash outflows occurring in the first and second quarters upon remittance to property owners’ associations.

Dispositions

Dispositions in the twenty-four weeks ended June 20, 2014 related to the sale of a golf course and adjacent undeveloped land in Orlando, Florida, the sale of undeveloped land on Singer Island, Florida, and a lot in St. Thomas, U.S. Virgin Islands. Dispositions in the twenty-four weeks ended June 14, 2013 related to the sale of a multi-family parcel and several lots in St. Thomas, U.S. Virgin Islands.

Cash from Financing Activities

	Twenty-Four Weeks Ended
($ in millions)	June 20, 2014	June 14, 2013
Borrowings from securitization transactions
Bonds payable on securitized vacation ownership notes receivable	$23	$—
Borrowings on Warehouse Credit Facility	—	111

Subtotal	23	111
Repayment of debt related to securitization transactions
Bonds payable on securitized vacation ownership notes receivable	(131)	(134)
Warehouse Credit Facility	—	(8)

Subtotal	(131)	(142)
Borrowings on Revolving Corporate Credit Facility	—	25
Repayments on Revolving Corporate Credit Facility	—	(25)
Repurchase of common stock	(89)	—
Proceeds from stock option exercises	1	2
Payment of withholding taxes on vesting of restricted stock units	(6)	(4)

Net cash used in financing activities	$(202)	$(33)

Warehouse Credit Facility

At June 20, 2014, no amounts were outstanding under the Warehouse Credit Facility and $170 million of gross vacation ownership notes receivable were eligible for securitization.

Borrowings from / Repayments of Debt Related to Securitization Transactions

We reflect proceeds from securitizations of vacation ownership notes receivable, including draw downs on the Warehouse Credit Facility, as “Borrowings from securitization transactions.” We reflect payments of bonds associated with vacation ownership notes receivable securitizations and payments on the Warehouse Credit Facility (including vacation ownership notes receivable repurchases) as “Repayment of debt related to securitization transactions.”

Repayments on the non-recourse debt associated with our vacation ownership notes receivable securitizations totaled $131 million (including $27 million for voluntary retirement clean-up calls) and $142 million (including $51 million for voluntary retirement clean-up calls) in the twenty-four weeks ended June 20, 2014 and June 14, 2013, respectively.

During the second quarter of 2014, we completed the securitization of a pool of $24 million of primarily highly-seasoned vacation ownership notes receivable that we had previously classified as not being eligible for securitization using criteria applicable to then current securitization transactions in the ABS market because they did not meet certain representation criteria required in such securitizations, or because of other factors that may have reflected investor demand in a securitization transaction. In connection with the securitization, investors purchased in a private placement $23 million in vacation ownership loan backed notes from the Kyuka Owner Trust 2014-A (the “2014-A Trust”) with a per annum interest rate of 6.25%. While we may consider any additional opportunities to sell other vacation ownership notes receivable classified as not eligible for securitization in the future, there can be no assurance that we will complete any such transactions.

We have accounted for the securitization as a secured borrowing and, therefore, did not recognize a gain or loss in the second quarter of 2014 as a result of this transaction. The results of operations of the 2014-A Trust are consolidated within our results of operations as the 2014-A Trust is a variable interest entity for which we are the primary beneficiary.

Share Repurchase Program

We repurchased 1,670,201 shares of our common stock for $89 million, at an average price per share of $53.56, during the twenty-four weeks ended June 20, 2014, under our share repurchase program. See Footnote No. 11, “Shareholders’ Equity,” to our Financial Statements for further information related to the share repurchase program.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 3, 2014, other than those resulting from changes in the amount of debt outstanding. As of June 20, 2014, debt decreased by $108 million to $570 million compared to $678 million at January 3, 2014, all of which related to a decrease in non-

recourse debt associated with vacation ownership notes receivable securitizations, net of the new securitization. As of June 20, 2014, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $633 million and are due as follows: $64 million in 2014; $117 million in 2015; $107 million in 2016; $76 million in 2017; $62 million in 2018; and $207 million thereafter.

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the financed vacation ownership product securing the note payable. Our commitments under these guarantees expire as notes mature or are repaid. Our exposure under such guarantees as of June 20, 2014 in the Asia Pacific and North America segments was $11 million and $3 million, respectively, and the underlying debt to third-party lenders will mature between 2014 and 2022.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2014 – April 25, 2014	206,577	$54.65	206,577	2,054,259
April 26, 2014 – May 23, 2014	342,609	$55.25	342,609	1,711,650
May 24, 2014 – June 20, 2014	386,874	$56.34	386,874	1,324,776

(1)	On October 8, 2013, our Board of Directors authorized a share repurchase program under which we may purchase up to 3,500,000 shares of our common stock prior to March 28, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits filed or furnished as a part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits on page E-1, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

July 24, 2014	/s/ Stephen P. Weisz
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

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 20, 2014 and June 14, 2013, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve and twenty-four weeks ended June 20, 2014 and June 14, 2013, respectively; (iii) the Interim Consolidated Balance Sheets at June 20, 2014 and January 3, 2014; and (iv) the Interim Consolidated Statements of Cash Flows for the twenty-four weeks ended June 20, 2014 and June 14, 2013, respectively.

E-1