Form 10-Q
period 2014-09-12
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2014-10-16
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 12, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of October 10, 2014 was 32,611,649.

PART I. FINANCIAL INFORMATION

Item  1.        Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 12, 2014	September 6, 2013	September 12, 2014	September 6, 2013
REVENUES
Sale of vacation ownership products	$156	$162	$453	$472
Resort management and other services	67	65	197	188
Financing	30	32	90	97
Rental	65	65	191	193
Other	4	4	12	13
Cost reimbursements	91	84	282	260

TOTAL REVENUES	413	412	1,225	1,223

EXPENSES
Cost of vacation ownership products	49	56	139	157
Marketing and sales	74	72	217	220
Resort management and other services	44	45	132	134
Financing	5	5	16	16
Rental	54	57	166	169
Other	4	4	9	9
General and administrative	22	23	67	66
Litigation settlement	3	—	(5)	(1)
Organizational and separation related	1	4	3	7
Consumer financing interest	6	7	18	22
Royalty fee	14	13	41	41
Impairment	—	—	1	1
Cost reimbursements	91	84	282	260

TOTAL EXPENSES	367	370	1,086	1,101

Gains and other income	—	—	2	1
Interest expense	(3)	(2)	(8)	(9)

INCOME BEFORE INCOME TAXES	43	40	133	114
Provision for income taxes	(18)	(15)	(53)	(40)

NET INCOME	$25	$25	$80	$74

Basic earnings per share	$0.77	$0.70	$2.35	$2.10

Shares used in computing basic earnings per share	33.4	35.5	34.2	35.4

Diluted earnings per share	$0.75	$0.67	$2.28	$2.03

Shares used in computing diluted earnings per share	34.4	36.7	35.2	36.6

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 12, 2014	September 6, 2013	September 12, 2014	September 6, 2013
Net income	$25	$25	$80	$74
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(3)	—	(3)	(1)

Total other comprehensive loss, net of tax	(3)	—	(3)	(1)

COMPREHENSIVE INCOME	$22	$25	$77	$73

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	(Unaudited) September 12, 2014	January 3, 2014
ASSETS
Cash and cash equivalents	$146	$200
Restricted cash (including $36 and $34 from VIEs, respectively)	65	86
Accounts and contracts receivable, net (including $3 and $5 from VIEs, respectively)	113	109
Vacation ownership notes receivable, net (including $580 and $719 from VIEs, respectively)	912	970
Inventory	799	870
Property and equipment	212	254
Other	100	143

Total Assets	$2,347	$2,632

LIABILITIES AND EQUITY
Accounts payable	$79	$129
Advance deposits	55	48
Accrued liabilities (including $2 and $1 from VIEs, respectively)	147	185
Deferred revenue	23	19
Payroll and benefits liability	77	82
Liability for Marriott Rewards customer loyalty program	92	114
Deferred compensation liability	40	37
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $534 and $674 from VIEs, respectively)	538	678
Other	33	31
Deferred taxes	93	60

Total Liabilities	1,217	1,423

Contingencies and Commitments (Note 8)
Preferred stock — $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 100,000,000 shares authorized; 35,961,779 and 35,637,765 shares issued, respectively	—	—
Treasury stock — at cost; 2,963,020 and 505,023 shares, respectively	(161)	(26)
Additional paid-in capital	1,109	1,130
Accumulated other comprehensive income	20	23
Retained earnings	162	82

Total Equity	1,130	1,209

Total Liabilities and Equity	$2,347	$2,632

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Thirty-Six Weeks Ended
	September 12, 2014	September 6, 2013
OPERATING ACTIVITIES
Net income	$80	$74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13	16
Amortization of debt issuance costs	4	4
Provision for loan losses	22	26
Share-based compensation	9	8
Deferred income taxes	29	23
Impairment charges	1	1
Gain on disposal of property and equipment, net	(2)	(1)
Net change in assets and liabilities:
Accounts and contracts receivable	(8)	(16)
Notes receivable originations	(170)	(166)
Notes receivable collections	204	217
Inventory	62	33
Other assets	46	33
Accounts payable, advance deposits and accrued liabilities	(66)	(74)
Liability for Marriott Rewards customer loyalty program	(23)	(33)
Deferred revenue	4	(13)
Payroll and benefit liabilities	(5)	(2)
Deferred compensation liability	3	(8)
Other liabilities	3	1

Net cash provided by operating activities	206	123

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(8)	(11)
Decrease in restricted cash	21	4
Dispositions, net	33	3

Net cash provided by (used in) investing activities	46	(4)

FINANCING ACTIVITIES
Borrowings from securitization transactions	23	361
Repayment of debt related to securitization transactions	(163)	(288)
Borrowings on Revolving Corporate Credit Facility	—	25
Repayments on Revolving Corporate Credit Facility	—	(25)
Debt issuance costs	(2)	(5)
Repurchase of common stock	(160)	—
Proceeds from stock option exercises	2	2
Payment of withholding taxes on vesting of restricted stock units	(5)	(4)

Net cash (used in) provided by financing activities	(305)	66

Effect of changes in exchange rates on cash and cash equivalents	(1)	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(54)	185
CASH AND CASH EQUIVALENTS, beginning of period	200	103

CASH AND CASH EQUIVALENTS, end of period	$146	$288

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Non-cash reduction of Additional paid-in capital for decrease in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	$(2)	$—

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of September 12, 2014, we operated 62 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases; and renting vacation ownership inventory.

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

In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Statements of Income,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Interim Consolidated Financial Statements, unless otherwise noted.

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the twelve weeks ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2014 Third Quarter	September 12, 2014
2014 Second Quarter	June 20, 2014
2014 First Quarter	March 28, 2014
2013 Third Quarter	September 6, 2013
2013 Second Quarter	June 14, 2013
2013 First Quarter	March 22, 2013

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

2. INCOME TAXES

We file U.S. consolidated federal and state tax returns, as well as separate tax filings for non-U.S. jurisdictions. We entered into a Tax Sharing and Indemnification Agreement with Marriott International, effective November 21, 2011 (as subsequently amended, the “Tax Sharing and Indemnification Agreement”), which governs the allocation of responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off between Marriott International and Marriott Vacations Worldwide. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide as set forth in the agreement, and each will indemnify and hold harmless the other from and against the taxes so allocated. During the thirty-six weeks ended September 12, 2014, we increased our Deferred tax liabilities by $2 million for adjustments to the Deferred tax liabilities at the time of the Spin-Off with a corresponding reduction to Additional paid-in-capital.

Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate was less than $1 million at both September 12, 2014 and January 3, 2014.

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

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	September 12, 2014	January 3, 2014
Vacation ownership notes receivable — securitized	$580	$719
Vacation ownership notes receivable — non-securitized
Eligible for securitization (1)	193	73
Not eligible for securitization (1)	139	178

Subtotal	332	251

Total vacation ownership notes receivable	$912	$970

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable.

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2014	$32	$32	$64
2015	50	94	144
2016	42	91	133
2017	32	87	119
2018	27	71	98
Thereafter	149	205	354

Balance at September 12, 2014	$332	$580	$912

Weighted average stated interest rate at September 12, 2014	12.1%	12.8%	12.5%
Range of stated interest rates at September 12, 2014	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable on our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 12, 2014	September 6, 2013	September 12, 2014	September 6, 2013
Interest income associated with vacation ownership notes receivable — securitized	$19	$23	$60	$70
Interest income associated with vacation ownership notes receivable — non-securitized	9	7	25	23

Total interest income associated with vacation ownership notes receivable	$28	$30	$85	$93

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the thirty-six weeks ended September 12, 2014:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at January 3, 2014	$82	$52	$134
Provision for loan losses	15	7	22
Securitizations	(2)	2	—
Clean-up calls (1)	2	(2)	—
Write-offs	(32)	—	(32)
Defaulted vacation ownership notes receivable repurchase activity (2)	18	(18)	—

Balance at September 12, 2014	$83	$41	$124

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

(2)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days after the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.94 percent and 7.13 percent as of September 12, 2014 and January 3, 2014, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $5 million as of both September 12, 2014 and January 3, 2014.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at September 12, 2014	$63	$6	$69
Investment in vacation ownership notes receivable on non-accrual status at January 3, 2014	$69	$8	$77
Average investment in vacation ownership notes receivable on non-accrual status during the thirty-six weeks ended September 12, 2014	$66	$7	$73
Average investment in vacation ownership notes receivable on non-accrual status during the thirty-six weeks ended September 6, 2013	$73	$8	$81

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 12, 2014:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$11	$14	$25
91 – 150 days past due	6	5	11
Greater than 150 days past due	57	1	58

Total past due	74	20	94
Current	341	601	942

Total vacation ownership notes receivable	$415	$621	$1,036

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

	At September 12, 2014		At January 3, 2014
($ in millions)	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Vacation ownership notes receivable — securitized	$580	$693	$719	$865
Vacation ownership notes receivable — non-securitized	332	376	251	267

Total financial assets	$912	$1,069	$970	$1,132

Non-recourse debt associated with vacation ownership notes receivable securitizations	$(534)	$(546)	$(674)	$(695)
Other debt	(4)	(4)	(4)	(4)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(44)	(40)	(44)
Liability for Marriott Rewards customer loyalty program	(92)	(86)	(114)	(110)
Other liabilities	(6)	(6)	(6)	(6)

Total financial liabilities	$(676)	$(686)	$(838)	$(859)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At September 12, 2014		At January 3, 2014
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable — eligible for securitization	$193	$237	$73	$89
Vacation ownership notes receivable — not eligible for securitization	139	139	178	178

Total vacation ownership notes receivable — non-securitized	$332	$376	$251	$267

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

5. DISPOSITIONS

We entered into the following disposition transactions in furtherance of our initiative to dispose of excess undeveloped and partially developed land.

During the third quarter of 2014, we entered into a purchase and sale agreement to dispose of undeveloped and partially developed land, an operating golf course, spa and clubhouse and related facilities, at The Abaco Club on Winding Bay (“The Abaco Club”) in the Bahamas. The transaction contemplated by the purchase and sale agreement is subject to a number of closing conditions, and we cannot be certain that the transaction will be completed in a timely manner, or at all. If the transaction is completed as contemplated by the purchase and sale agreement, we will account for the sale under the full accrual method in accordance with the guidance on accounting for sales of real estate. See Footnote No. 8, “Contingencies and Commitments,” for additional discussion of this pending transaction.

During the second quarter of 2014, we completed the sale of a parcel of undeveloped land on Singer Island, Florida for gross cash proceeds of $11 million. We accounted for the sale under the full accrual method in accordance with the guidance on accounting for sales of real estate and recorded a gain of less than $1 million, which is included in the Gains and other income line on the Statement of Income for the thirty-six weeks ended September 12, 2014.

During the second quarter of 2014, we entered into a purchase and sale agreement to dispose of undeveloped and partially developed land, an operating golf course and related assets, in Kauai, Hawaii for $60 million in gross cash proceeds. The transaction contemplated by the purchase and sale agreement is subject to a number of closing conditions, and we cannot be certain that the transaction will be completed in a timely manner, or at all. If the transaction is completed as contemplated by the purchase and sale agreement, we will account for the sale under the full accrual method in accordance with the guidance on accounting for sales of real estate.

During the first quarter of 2014, we disposed of a golf course and adjacent undeveloped land in Orlando, Florida for $24 million in gross cash proceeds. As a condition of the sale, we will continue to operate the golf course until the end of the first quarter of 2015 at our own risk. We will utilize the performance of services method to record a gain from the sale, which we estimate will be between $2 million to $3 million over the period during which we will operate the golf course, of which approximately $2 million is included in the Gains and other income line on the Statement of Income for the thirty-six weeks ended September 12, 2014.

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

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in millions, except per share amounts)	September 12, 2014 (1)	September 6, 2013 (2)	September 12, 2014 (1)	September 6, 2013 (2)
Computation of Basic Earnings Per Share
Net income	$25	$25	$80	$74
Weighted average shares outstanding	33.4	35.5	34.2	35.4

Basic earnings per share	$0.77	$0.70	$2.35	$2.10

Computation of Diluted Earnings Per Share
Net income	$25	$25	$80	$74

Weighted average shares outstanding	33.4	35.5	34.2	35.4
Effect of dilutive securities
Employee stock options and SARs	0.5	0.7	0.6	0.7
Restricted stock units	0.5	0.5	0.4	0.5

Shares for diluted earnings per share	34.4	36.7	35.2	36.6

Diluted earnings per share	$0.75	$0.67	$2.28	$2.03

(1)	The computations of diluted earnings per share exclude approximately 179,000 shares of common stock, the maximum number of shares issuable as of September 12, 2014 upon the vesting of certain performance-based awards that have not already been included in the calculation, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)	The computations of diluted earnings per share exclude approximately 229,000 shares of common stock, the maximum number of shares issuable as of September 6, 2013 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

For the twelve and thirty-six week periods ended September 12, 2014 and September 6, 2013, we have not excluded any shares underlying stock options or stock appreciation rights (“SARs”) that may be settled in shares of common stock from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At September 12, 2014	At January 3, 2014
Finished goods (1)	$446	$369
Work-in-progress (2)	—	151
Land and infrastructure (3)	348	344

Real estate inventory	794	864
Operating supplies and retail inventory	5	6

	$799	$870

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.
(2)	Includes vacation ownership products under active construction for which a certificate of occupancy has not been received.
(3)	Includes sales centers that are expected to be converted into vacation ownership products to be sold in the future.

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

($ in millions)	Maximum Potential Amount of Future Fundings At September 12, 2014	Liability for Expected Future Fundings At September 12, 2014
Segment
Asia Pacific	$10	$—
North America	3	—

Total guarantees where we are the primary obligor	$13	$—

We included our liability of less than $1 million for expected future fundings for guarantees on our Balance Sheet at September 12, 2014 in the Other caption within Liabilities.

Commitments and Letters of Credit

In addition to the guarantees we describe in the preceding paragraphs, as of September 12, 2014, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $39 million, of which we expect $3 million, $13 million, $8 million, $6 million, $3 million and $6 million will be paid in 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

•	Commitments to subsidize vacation ownership associations were $3 million, which we expect will be paid in 2014.

Surety bonds issued as of September 12, 2014 totaled $76 million, the majority of which were requested by federal, state or local governments to secure payment of obligations related to our operations.

As of September 12, 2014, we had $3 million of letters of credit outstanding under our $200 million revolving credit facility (as amended, the “Revolving Corporate Credit Facility”).

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

On December 21, 2012, Jon Benner, an owner of fractional interests in the RCC San Francisco, filed suit in Superior Court for the State of California, County of San Francisco against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under the Mello-Roos Act. The plaintiff alleges that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constitute intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought includes damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. Thomas Wanless and Matthew Jenner, owners of another fractional interest at the RCC San Francisco, filed a complaint in San Francisco Superior Court on October 15, 2013, that contains similar allegations and seeks similar relief. The Wanless complaint has been consolidated with the Benner action and with a similar action previously filed by fractional interest owner Elisabeth Gani. These three lawsuits are distinct from the other lawsuits described above relating to the RCC San Francisco because the disclosure process for the sale of fractional interests differs from that applicable to the sale of whole-ownership units. On September 5, 2014, we reached an agreement in principle to settle the Benner action, which agreement is subject to Court approval because the case is a putative class action. As a result of the agreement in principle, we recorded a charge of $3 million, which is included in the Litigation settlement line on the Statements of Income for the twelve and thirty-six weeks ended September 12, 2014. Court approval of the settlement of the Benner action would not affect the Gani and Wanless cases because none of the plaintiffs in those actions are members of the stipulated Benner class. We dispute the material allegations of the Gani and Wanless complaints and intend to defend against these actions vigorously. Given the early stages of the Gani and Wanless actions and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

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

On January 30, 2013, Krishna and Sherrie Narayan and other owners of 12 residential units at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) were granted leave by the Court to file, and subsequently did file, an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against this action vigorously. On August 23, 2013, the Hawaii Intermediate Court of Appeals reversed the Maui Circuit Court’s denial of our motion to compel arbitration of the claims asserted by plaintiffs. The Circuit Court subsequently granted our renewed motion to compel arbitration and referred the matter to arbitration. The Hawaii Supreme Court thereafter agreed to review the decision of the Intermediate Court of Appeals and heard oral argument in the case on April 3, 2014, but has not yet taken any action to affirm or reverse that decision. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time. In the second quarter of 2014, we recorded a nominal charge as a result of the agreement by owners of two residential units to release their claims in this action.

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

On June 28, 2013, owners of 35 residences and lots at The Abaco Club filed a complaint in Orange County, Florida Circuit Court against us, one of our subsidiaries, certain subsidiaries of Marriott International and the resort’s owners’ association, alleging that the defendants failed to maintain the golf course, golf clubhouse, roads, water supply system, and other facilities and equipment in a manner commensurate with a five-star luxury resort, and certain deficiencies in the quality of services provided at the resort. Plaintiffs also allege that the defendants failed to honor an obligation to extend a right of first offer to club owners in connection with plans to sell the club property. Plaintiffs allege statutory and common law claims for breach of contract, breach of fiduciary duty, and fraud and seek compensatory and punitive damages. We have filed a motion to dismiss the complaint. We dispute the material allegations in this complaint and intend to defend against this action vigorously. In April 2014, this action was abated for a period after we entered into a non-binding letter of intent to dispose of undeveloped and partially developed land, an operating golf course, spa and clubhouse and related facilities at The Abaco Club to an entity to be comprised of certain members of The Abaco Club, including certain of the plaintiffs, and others. See Footnote No. 5, “Dispositions,” for information regarding the purchase and sale agreement subsequently executed by the parties to the letter of intent. Although the abatement period provided by the letter of intent has elapsed, the civil action remains inactive. The transaction contemplated by the purchase and sale agreement is subject to a number of closing conditions, and we cannot be certain that the transaction will be completed in a timely manner, or at all. If the transaction is completed as contemplated by the purchase and sale agreement, we could incur a non-cash loss of up to $25 million, and all claims asserted against us in this matter would be dismissed with prejudice.

On March 27, 2014, Salvatore DeSantis, an owner of a one-week vacation ownership interest at Marriott’s Harbour Lake, a project within our North America segment, filed a complaint in Orange County, Florida, Circuit Court against us and certain of our subsidiaries on behalf of himself and a putative class consisting of all owners of weeks-based Marriott Vacation Club vacation ownership interests on June 20, 2010, the date of the launch of our North America points-based program, Marriott Vacation Club Destinations ™ (“MVCD”). The plaintiff alleges that the introduction of the MVCD program caused an actionable decrease in the value of his vacation ownership interest. The relief sought includes compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to the Florida Unfair and Deceptive Trade Practices Act and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. We removed the matter to the United States District Court for the Middle District of Florida. On May 30, 2014, we filed a motion to dismiss. In response, plaintiffs filed an amended complaint, to which we responded by filing a renewed motion to dismiss on July 31, 2014, which motion is currently pending before the Court. We dispute the material allegations in this complaint and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On May 20, 2014, we received notices of intent to initiate litigation or arbitration from: Michael and Marla Flynn, owners of weeks-based Marriott Vacation Club vacation ownership products at two of our resorts in Hawaii; two owners of such products at one of our resorts in California; and William Sterman, an owner of such products at one of our resorts in Massachusetts. The claimants, all of whom are represented by a single law firm, make allegations similar to those alleged by Mr. DeSantis discussed above that the introduction of the MVCD program caused an actionable decrease in the value of their vacation ownership interests. The claimants stated that, if a satisfactory resolution of their concerns cannot be achieved, they would pursue their claims through litigation or arbitration, each on behalf of a putative class consisting of themselves and all others similarly situated. The notices indicated that the relief that would be sought would include compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to applicable timeshare and unfair trade practices acts and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. The Flynns and Mr. Sterman filed claims based on the allegations listed above with the American Arbitration Association on August 6, 2014, and August 19, 2014, respectively. We filed answering statements in each proceeding, and initiated declaratory judgment actions in the United States District Courts of Hawaii and the Middle District of Florida against the Flynns and Mr. Sterman, respectively, seeking to enjoin the arbitration proceedings. We dispute the material allegations in the arbitration claims, as well as the allegations in the notice from the California owners, and intend to defend against them vigorously. Given the early stages of the arbitration proceedings and the related litigation, we cannot estimate a range of potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $19 million, of which $9 million is included within liabilities on our Balance Sheet at September 12, 2014. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2017.

During the second quarter of 2014, we agreed to settle a dispute with a service provider relating to services provided to us prior to 2011. In connection with the settlement, we received a one-time payment of $8 million after the end of the second quarter from the service provider, which no longer provides services to us. We recorded a gain of $8 million as a result of the settlement, which is included in the Litigation settlement line on the Statement of Income for the thirty-six weeks ended September 12, 2014.

9. DEBT

The following table provides detail on our debt balances:

($ in millions)	At September 12, 2014	At January 3, 2014
Vacation ownership notes receivable securitizations, interest rates ranging from 2.2% to 7.2% (weighted average interest rate of 3.5%) (1)	$534	$674
Other	4	4

	$538	$678

(1)	Interest rates are as of September 12, 2014.

See Footnote No. 13, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and our non-recourse warehouse credit facility (the “Warehouse Credit Facility”). All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured. As of the end of the third quarter of 2014, the Warehouse Credit Facility was scheduled to terminate on September 5, 2015 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. See Footnote No. 16, “Subsequent Events,” for a discussion of the renewal of the Warehouse Credit Facility, pursuant to which, among other things, the termination date was changed to September 15, 2016. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once a year.

During the second quarter of 2014, we completed the securitization of a pool of $24 million of primarily highly-seasoned vacation ownership notes receivable that we had previously classified as not being eligible for securitization. In connection with the securitization, investors purchased in a private placement $23 million in vacation ownership loan backed notes from the Kyuka Owner Trust 2014-A (the “2014-A Trust”) with a per annum interest rate of 6.25 percent. We received gross cash proceeds of $23 million, before transaction expenses and required reserves. In addition, we received a subordinated residual interest in the 2014-A Trust through which we expect to realize the remaining value of the securitized loans over time. Of the $23 million, less than $1 million was used to pay transaction expenses and fund required reserves. The remainder will be used for general corporate purposes. We accounted for the securitization as a secured borrowing and therefore did not recognize a gain or loss as a result of this transaction. The securitized loans had previously been classified as not being eligible for securitization using criteria applicable to then current securitization transactions in the ABS market because they did not meet certain representation criteria required in such securitizations, or because of other factors that may have reflected investor demand in a securitization transaction. See Footnote No. 16, “Subsequent Events,” for information on a securitization transaction completed subsequent to the end of the third quarter of 2014.

Although no cash borrowings were outstanding as of September 12, 2014 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include most of our entities that are organized in the U.S.), in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions)	Vacation Ownership Notes Receivable Securitizations (1)	Other Debt	Total
Debt Principal Payments Year
2014	$34	$—	$34
2015	97	—	97
2016	92	—	92
2017	64	—	64
2018	54	—	54
Thereafter	193	4	197

Balance at September 12, 2014	$534	$4	$538

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $19 million in the thirty-six weeks ended September 12, 2014 and $26 million in the thirty-six weeks ended September 6, 2013.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the thirty-six weeks ended September 12, 2014, and as of September 12, 2014, no pools failed to perform within the established parameters. As of September 12, 2014, we had 7 securitized vacation ownership notes receivable pools outstanding.

Revolving Corporate Credit Facility

On September 10, 2014, we amended and restated the Revolving Corporate Credit Facility. The amendment and restatement resulted in, among other things, an extension of the final maturity of the lenders’ commitments from November 21, 2016 to September 10, 2019, a decrease in the interest margin on borrowings, lower commitment fees on unused availability and additional flexibility on determining whether to pledge certain collateral. Terms of the Revolving Corporate Credit Facility as amended and restated are described below.

The Revolving Corporate Credit Facility has a borrowing capacity of $200 million, including a letter of credit sub-facility of $100 million, and provides support for our business, including ongoing liquidity and letters of credit. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate at the Eurodollar rate plus an applicable margin that varies from 1.625 percent to 3.125 percent depending on our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Agreement at a rate that varies from 20 basis points per annum to 50 basis points per annum.

The Revolving Corporate Credit Facility contains affirmative and negative covenants and representations and warranties customary for financings of this type. In addition, the Revolving Corporate Credit Facility contains financial covenants, including covenants requiring us to maintain (1) a minimum consolidated tangible net worth (as defined in the Revolving Corporate Credit Facility); (2) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the Revolving Corporate Credit Facility) of 5.25 to 1; (3) a minimum consolidated adjusted EBITDA to interest expense ratio of not less than 3 to 1 and a ratio of our borrowing base amount (as defined in the Revolving Corporate Credit Facility) to the sum of (i) total extensions of credit under the Revolving Corporate Credit Facility and (ii) the excess (if any) of all unrealized losses over all unrealized profits of certain swap agreements of at least 1.25 to 1.

The Revolving Corporate Credit Facility is guaranteed by Marriott Vacations Worldwide and by each of our direct and indirect, existing and future, domestic subsidiaries (excluding certain bankruptcy remote special purpose subsidiaries), and is secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors, subject to certain exceptions. As of September 12, 2014, we were in compliance with the requirements of applicable financial and operating covenants.

10. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years (i.e., beginning in October 2016) at par. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of September 12, 2014, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

11. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $.01 per share. At September 12, 2014, there were 35,961,779 shares of Marriott Vacations Worldwide common stock issued, of which 32,998,759 shares were outstanding and 2,963,020 shares were held as treasury stock. At January 3, 2014, there were 35,637,765 shares of Marriott Vacations Worldwide common stock issued, of which 35,132,742 shares were outstanding and 505,023 shares were held as treasury stock.

Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $.01 per share, none of which were issued or outstanding as of September 12, 2014 or January 3, 2014.

The following table details changes in shareholders’ equity during the thirty-six weeks ended September 12, 2014:

($ in millions)	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at January 3, 2014	$(26)	$1,130	$23	$82	$1,209
Net income	—	—	—	80	80
Foreign currency translation adjustments	—	—	(3)	—	(3)
Amounts related to share-based compensation	—	6	—	—	6
Adjustment to reclassification of Marriott International investment to Additional paid-in capital(1)	—	(2)	—	—	(2)
Repurchase of common stock	(135)	(25)	—	—	(160)

Balance at September 12, 2014	$(161)	$1,109	$20	$162	$1,130

(1)	Consists of an adjustment to Deferred tax liabilities for changes in the valuation of Marriott Vacations Worldwide at the time of the Spin-Off.

Share Repurchase Program

On October 8, 2013, our Board of Directors authorized a share repurchase program under which we may purchase up to 3,500,000 shares of our common stock prior to March 28, 2015. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

The following table summarizes share repurchase activity under our current share repurchase program for the thirty-six weeks ended September 12, 2014:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 3, 2014	505,023	$26	$50.76
For the thirty-six weeks ended September 12, 2014	2,457,997	135	54.99

As of September 12, 2014	2,963,020	$161	$54.26

On September 11, 2014, pursuant to our share repurchase program, we entered into an agreement with a financial institution to repurchase $25 million of our common stock under an accelerated share repurchase program. Upon completion of the program, subsequent to the end of the third quarter of 2014, the financial institution had delivered 401,291 shares of common stock, which are not included in the table above. See Footnote No. 16, “Subsequent Events” for additional information on our share repurchase program.

12. SHARE-BASED COMPENSATION

A total of 6 million shares were authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Marriott Vacations Worldwide Stock Plan”). As of September 12, 2014, approximately 2 million shares were available for grants under the Marriott Vacations Worldwide Stock Plan.

For share-based awards with service-only vesting conditions, we measure compensation expense related to share-based payment transactions with our employees and non-employee directors at fair value on the grant date. With respect to our employees, we recognize this expense on the Statements of Income over the vesting period during which the employees provide service in exchange for the award; with respect to non-employee directors, we recognize this expense on the grant date. For share-based arrangements with performance vesting conditions, we recognize compensation expense once it is probable that the corresponding performance condition will be achieved.

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $3 million for each of the twelve weeks ended September 12, 2014 and September 6, 2013, and $9 million and $8 million for the thirty-six weeks ended September 12, 2014 and September 6, 2013, respectively. Our deferred compensation liability related to unvested awards held by our employees totaled $16 million and $13 million at September 12, 2014 and January 3, 2014, respectively.

Restricted Stock Units (“RSUs”)

We granted 163,685 RSUs, exclusive of RSUs with performance vesting conditions, to our employees and non-employee directors during the thirty-six weeks ended September 12, 2014. RSUs issued to our employees generally vest over four years in annual installments commencing one year after the date of grant. RSUs issued to our non-employee directors vest on the date of grant. RSUs granted during the thirty-six weeks ended September 12, 2014 had a weighted average grant-date fair value of $52.51.

During the thirty-six weeks ended September 12, 2014, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, will be determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum number of RSUs that may be earned under the RSUs with performance-based vesting criteria granted during the thirty-six weeks ended September 12, 2014 is approximately 62,000.

Stock Appreciation Rights (“SARs”)

We granted 57,906 SARs to members of management during the thirty-six weeks ended September 12, 2014. These SARs had a weighted average grant-date fair value of $27.98 and an exercise price of $52.09. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant.

We use the Black-Scholes model to estimate the fair value of the SARs granted. For SARs granted under the Marriott Vacations Worldwide Stock Plan during the thirty-six weeks ended September 12, 2014, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants during the thirty-six weeks ended September 12, 2014, all of which were issued in the first quarter of 2014:

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at September 12, 2014:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$580	$—	$580
Interest receivable	3	—	3
Restricted cash	36	—	36

Total	$619	$—	$619

Consolidated Liabilities
Interest payable	$2	$—	$2
Debt	534	—	534

Total	$536	$—	$536

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended September 12, 2014:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$19	$—	$19
Interest expense to investors	$4	$1	$5
Debt issuance cost amortization	$1	$—	$1

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the thirty-six weeks ended September 12, 2014:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$60	$—	$60
Interest expense to investors	$14	$1	$15
Debt issuance cost amortization	$2	$1	$3

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the thirty-six weeks ended September 12, 2014 and September 6, 2013:

	Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013
Cash Inflows
Net proceeds from vacation ownership notes receivable securitization	$23	$246
Principal receipts	125	117
Interest receipts	61	63
Reserve release	2	—

Total	211	426

Cash Outflows
Principal to investors	(118)	(107)
Voluntary repurchases of defaulted vacation ownership notes receivable	(18)	(19)
Voluntary clean-up call	(27)	(51)
Interest to investors	(14)	(17)

Total	(177)	(194)

Net Cash Flows	$34	$232

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the thirty-six weeks ended September 12, 2014 and September 6, 2013:

	Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013
Cash Inflows
Net proceeds from vacation ownership notes receivable securitization	$—	$109
Principal receipts	—	16
Interest receipts	—	7
Reserve release	—	1

Total	—	133

Cash Outflows
Principal to investors	—	(13)
Repayment of Warehouse Credit Facility	—	(98)
Interest to investors	(1)	(2)

Total	(1)	(113)

Net Cash Flows	$(1)	$20

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

We gave notice of breach or termination of various agreements, including management agreements with the owners’ associations at the project, marketing and sales agreements with the Joint Venture, and other agreements pursuant to which we provided services to the Joint Venture and, as we were unable to reach agreement with the owners’ associations with respect to our continued provision of services, termination of these agreements was effective on December 31, 2012. At September 12, 2014, we have an accrual of $8 million for potential future funding obligations, representing our remaining expected exposure to loss related to our involvement with the Joint Venture exclusive of any future costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 8, “Contingencies and Commitments.”

14. ORGANIZATIONAL AND SEPARATION RELATED CHARGES

Subsequent to the Spin-Off, Marriott International continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements, most of which we had ceased using as of the end of 2013. In connection with our continued organizational and separation related activities, we have incurred certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology and related finance and accounting organizations to support our stand-alone public company needs. We expect these efforts to be substantially completed by the end of 2015. Organizational and separation related charges as reflected on our Statements of Income were $1 million and $4 million for the twelve weeks ended September 12, 2014 and September 6, 2013, respectively, and $3 million and $7 million for the thirty-six weeks ended September 12, 2014 and September 6, 2013, respectively. In addition, $2 million and $4 million of additional separation related charges were capitalized to Property and equipment on our Balance Sheets during the thirty-six weeks ended September 12, 2014 and September 6, 2013, respectively.

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

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013(1)	September 12, 2014(1)	September 6, 2013(1)
North America	$364	$365	$1,093	$1,077
Europe	38	36	97	107
Asia Pacific	11	11	35	39

Total segment revenues	413	412	1,225	1,223
Corporate and other	—	—	—	—

	$413	$412	$1,225	$1,223

(1)	Europe and Asia Pacific segment revenues have been restated to correct certain immaterial prior period errors. For the thirty-six weeks ended September 12, 2014, $1 million of cost reimbursements related to the twelve weeks ended March 28, 2014 were reclassified from the Asia Pacific segment to the Europe segment. For the twelve and thirty-six weeks ended September 6, 2013, $2 million and $5 million of cost reimbursements were reclassified from the Asia Pacific segment to the Europe segment, respectively.

Net Income

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013	September 12, 2014	September 6, 2013
North America	$86	$87	$267	$249
Europe	6	7	13	19
Asia Pacific	1	—	4	5

Total segment financial results	93	94	284	273
Corporate and other	(50)	(54)	(151)	(159)
Provision for income taxes	(18)	(15)	(53)	(40)

	$25	$25	$80	$74

Assets

($ in millions)	At September 12, 2014	At January 3, 2014
North America	$1,966	$2,125
Europe	98	103
Asia Pacific	82	84

Total segment assets	2,146	2,312
Corporate and other	201	320

	$2,347	$2,632

16. SUBSEQUENT EVENTS

Renewal of Warehouse Credit Facility

On September 15, 2014, we amended and restated the agreements associated with the Warehouse Credit Facility. As a result, the revolving period was extended to September 15, 2016, and borrowings under the Warehouse Credit Facility bear interest at a rate based on the one-month LIBOR and bank conduit commercial paper rates plus 1.0 percent per annum and are generally limited at any point to the sum of the products of the applicable advance rates and the eligible vacation ownership notes receivable at such time. Other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the amendment and restatement.

Completion of Securitization Transaction

On October 9, 2014, we completed a securitization of a pool of $250 million of vacation ownership notes receivable. Of such securitized loans, $205 million were purchased on October 9, 2014 by the MVW Owner Trust 2014-1 (the “2014-1 Trust”), and all or a portion of the remaining loans may be purchased by the 2014-1 Trust prior to February 16, 2015. In connection with the securitization, investors purchased in a private placement $240 million in vacation ownership loan backed notes (the “Notes”) from the 2014-1 Trust. Two classes of Notes were issued by the 2014-1 Trust: $216 million of Class A Notes and $24 million of Class B Notes. The Class A Notes have an interest rate of 2.25 percent and the Class B Notes have an interest rate of 2.70 percent, for an overall weighted average interest rate of 2.29 percent. Of the $240 million gross cash proceeds we received, $43 million will be held by the 2014-1 Trust until it purchases all or a portion of the remaining securitized loans or, if not used for such purpose, returned to the investors as a partial repayment of the Notes.

Share Repurchase Program Approval by the Board

On October 14, 2014, our Board of Directors approved the repurchase of up to an additional 3,400,000 shares of our common stock under our existing share repurchase program and extended the termination date of the program to March 26, 2016. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Declaration of Dividend

On October 14, 2014 our Board of Directors declared a quarterly dividend of $0.25 per share to be paid on November 12, 2014 to shareholders of record as of October 28, 2014.

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

Our Financial Statements (as defined below), which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future. In order to make this report easier to read, we refer to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Statements of Income,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements section of this Quarterly Report on Form 10-Q.

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

Organizational and Separation Related Efforts

Subsequent to the Spin-Off, Marriott International continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements, most of which we had ceased using as of the end of 2013. In connection with our continued organizational and separation related activities, we have incurred certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology, and related finance and accounting organizations to support our stand-alone public company needs. We expect these efforts to be substantially completed in 2015.

Organizational and separation related charges as reflected on our Statements of Income, were $1 million and $4 million for the twelve weeks ended September 12, 2014 and September 6, 2013, respectively, and $3 million and $7 million for the thirty-six weeks ended September 12, 2014 and September 6, 2013, respectively. In addition, $2 million and $4 million of additional separation related charges were capitalized to Property and equipment on our Balance Sheets during the thirty-six weeks ended September 12, 2014 and September 6, 2013, respectively.

We expect to incur an additional $7 million to $9 million in connection with these organizational and separation related efforts by the end of 2015, of which we expect approximately $6 million to be capitalized and amortized over the useful lives of the assets purchased to establish and support the functions and organizations described above. Once completed, we expect these efforts will generate over $15 million of annualized savings. In addition to the $10 million of annualized savings achieved through the end of 2013, $3 million of incremental savings are reflected in our financial results for the thirty-six weeks ended September 12, 2014.

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of September 12, 2014, we operated 62 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

We report, on a supplemental basis, contract sales for each of our three segments. Contract sales represent the total amount of vacation ownership product sales under purchase agreements signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report on our Statements of Income due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business. We calculate volume per guest (“VPG”) by dividing contract sales, excluding fractional and residential sales, telesales and other sales that are not attributed to a tour at a sales location, by the number of tours in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of our sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.

Cost of vacation ownership products includes costs to develop and construct our projects (also known as real estate inventory costs) as well as other non-capitalizable costs associated with the overall project development process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or real estate inventory costs for the project in a period, a non-cash adjustment is recorded on our Statements of Income to true-up revenues and costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-ups, will have a positive or negative impact on our Statements of Income.

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

Financing

We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Thirty-Six Weeks Ended
	September 12, 2014	September 6, 2013
Average FICO score	729	731

The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten years. The interest income earned from the financing arrangements is earned on an accrual basis on the principal balance outstanding over the life of the arrangement and is recorded as Financing revenues on our Statements of Income.

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

In the event of a default, we generally have the right to foreclose on or revoke the mortgaged vacation ownership interest. We return vacation ownership interests that we reacquire through foreclosure or revocation back to real estate inventory. As discussed above, we record a vacation ownership notes receivable reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products on our Statements of Income. Historical default rates, which represent defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Thirty-Six Weeks Ended
	September 12, 2014	September 6, 2013
Historical default rates	2.9%	3.2%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs.

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

Consolidated Results

The following discussion presents an analysis of our results of operations for the twelve and thirty-six weeks ended September 12, 2014 compared to the twelve and thirty-six weeks ended September 6, 2013.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013	September 12, 2014	September 6, 2013
Revenues
Sale of vacation ownership products	$156	$162	$453	$472
Resort management and other services	67	65	197	188
Financing	30	32	90	97
Rental	65	65	191	193
Other	4	4	12	13
Cost reimbursements	91	84	282	260

Total revenues	413	412	1,225	1,223

Expenses
Cost of vacation ownership products	49	56	139	157
Marketing and sales	74	72	217	220
Resort management and other services	44	45	132	134
Financing	5	5	16	16
Rental	54	57	166	169
Other	4	4	9	9
General and administrative	22	23	67	66
Litigation settlement	3	—	(5)	(1)
Organizational and separation related	1	4	3	7
Consumer financing interest	6	7	18	22
Royalty fee	14	13	41	41
Impairment	—	—	1	1
Cost reimbursements	91	84	282	260

Total expenses	367	370	1,086	1,101

Gains and other income	—	—	2	1
Interest expense	(3)	(2)	(8)	(9)

Income before income taxes	43	40	133	114
Provision for income taxes	(18)	(15)	(53)	(40)

Net income	$25	$25	$80	$74

Contract Sales

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Contract Sales
Vacation ownership	$167	$161	$6	3%
Residential products	5	7	(2)	NM

Total contract sales	$172	$168	$4	2%

NM = not meaningful

The $4 million increase in total contract sales was driven by $3 million of higher vacation ownership sales in our key North America segment, $2 million of higher contract sales in our Europe segment and $1 million of higher contract sales in our Asia Pacific segment, partially offset by $2 million of lower residential contract sales in our North America segment.

The increase in vacation ownership contract sales in our North America segment was driven by continued improvement at on-site sales locations, which resulted from a 7 percent increase in VPG to $3,477 in the twelve weeks ended September 12, 2014 from $3,252 in the prior year comparable period, partially offset by a 4 percent decline in the number of tours. Contract sales at off-site (non tour-based) sales locations were flat compared to the prior year comparable period. The increase in VPG was due to higher pricing and an increase in the average number of points purchased per contract as well as a nominal increase in closing efficiency. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We implemented new programs aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will increase tour flow in 2015.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Contract Sales
Vacation ownership	$487	$473	$14	3%
Residential products	11	8	3	NM

Total contract sales	$498	$481	$17	3%

The $17 million increase in total contract sales was driven by $11 million of higher contract sales in our Europe segment, $5 million of higher vacation ownership contract sales in our key North America segment and $3 million of higher residential contract sales in our North America segment, partially offset by $2 million of lower contract sales in our Asia Pacific segment.

The increase in vacation ownership contract sales in our North America segment reflected a $9 million increase in sales at on-site sales locations, and a $4 million decline in sales at off-site (non tour-based) sales locations, due in part to the closure or downsizing of certain under-performing locations since the prior year comparable period. The increase in sales at on-site sales locations resulted from a 6 percent increase in VPG to $3,444 in the thirty-six weeks ended September 12, 2014 from $3,243 in the prior year comparable period, partially offset by a 4 percent decline in the number of tours. The increase in VPG was due to a 0.4 percentage point increase in closing efficiency and higher pricing. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We implemented new programs aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will increase tour flow in 2015.

Development Margin

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Sale of vacation ownership products	$156	$162	$(6)	(4%)
Cost of vacation ownership products	(49)	(56)	7	13%
Marketing and sales	(74)	(72)	(2)	(3%)

Development margin	$33	$34	$(1)	(2%)

Development margin percentage	21.5%	21.1%	0.4 pts

The decrease in revenues from the sale of vacation ownership products was due to $9 million of lower revenue reportability compared to the prior year comparable period and $2 million of higher sales incentives issued in the current period, partially offset by the $4 million increase in contract sales, net of sales reserve, and $1 million from lower vacation ownership notes receivable reserve activity due to a decrease in estimated default activity compared to the prior year comparable period. The $9 million of lower revenue reportability resulted from $4 million of lower revenue reportability in the twelve weeks ended September 12, 2014, compared to $5 million of higher revenue reportability in the prior year comparable period. Revenue reportability was higher in the prior year comparable quarter because the rescission period related to certain sales had expired, of which $2 million related to the impact of the extended rescission periods in our Europe segment, and certain sales made during that quarter or prior periods met the down payment requirement for revenue recognition purposes prior to the end of the period.

The decrease in development margin reflected $4 million from lower revenue reportability year-over-year (of which $1 million related to the impact of the extended rescission periods in our Europe segment) and nearly $3 million of favorable product cost true-ups in the prior year comparable period, partially offset by a $5 million net increase in vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven by $7 million from a favorable mix of lower cost real estate inventory being sold, partially offset by $2 million higher marketing and sales spending. The higher marketing and sales spending was due to costs incurred to generate more first-time buyer tours as well as inflationary cost increases. In addition, the development margin reflects the $1 million decrease in vacation ownership notes receivable reserve activity.

The 0.4 percentage point improvement in the development margin percentage reflected a nearly 5 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended September 12, 2014, partially offset by a 2 percentage point decrease due to lower revenue reportability year-over-year, a 1.5 percentage point decrease due to the higher favorable product cost true-up activity in the prior year period and a less than 1 percentage point decrease due to the higher marketing and sales spending.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Sale of vacation ownership products	$453	$472	$(19)	(4%)
Cost of vacation ownership products	(139)	(157)	18	11%
Marketing and sales	(217)	(220)	3	1%

Development margin	$97	$95	$2	2%

Development margin percentage	21.4%	20.3%	1.1 pts

The decrease in revenues from the sale of vacation ownership products was due to $36 million of lower revenue reportability compared to the prior year comparable period and $3 million of higher sales incentives issued in the current period, partially offset by the $16 million increase in contract sales, net of sales reserve, and $4 million from lower vacation ownership notes receivable reserve activity due to a decrease in estimated default activity compared to the prior year comparable period. The $36 million of lower revenue reportability resulted from $8 million of lower revenue reportability in the thirty-six weeks ended September 12, 2014, compared to $28 million of higher revenue reportability in the prior year comparable period. Revenue reportability was higher in the prior year comparable quarter because the rescission period related to certain sales had expired, of which $20 million related to the impact of the extended rescission periods in our Europe segment.

The increase in development margin reflected a $24 million net increase from higher contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven mainly by $19 million from a favorable mix of lower cost real estate inventory being sold, $4 million from more efficient marketing and sales spending and less than $1 million from higher residential contract sales in the current period. In addition, the development margin reflected a $3 million impact from the decrease in vacation ownership notes receivable reserve activity and $2 million of severance related to the restructuring of sales locations in Europe in the prior year comparable period. These increases were partially offset by $20 million from lower revenue reportability year-over-year (of which $11 million related to the impact of the extended rescission periods in our Europe segment) and $7 million of lower favorable product cost true-ups ($2 million in the thirty-six weeks ended September 12, 2014 compared to $9 million in the prior year comparable period).

The 1.1 percentage point improvement in the development margin percentage reflected a 4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the thirty-six weeks ended September 12, 2014, a 1 percentage point increase due to increased efficiency in marketing and sales spending and a less than 1 percentage point increase from the lower vacation ownership notes receivable reserve activity. These increases were partially offset by a 3 percentage point decrease due to lower revenue reportability year-over-year and a 1.5 percentage point decrease due to the lower favorable product cost true-up activity year-over-year.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013	Change	% Change
Management fee revenues	$17	$16	$1	7%
Other services revenues	50	49	1	3%

Resort management and other services revenues	67	65	2	4%
Resort management and other services expenses	(44)	(45)	1	1%

Resort management and other services margin	$23	$20	$3	15%

Resort management and other services margin percentage	33.0%	29.9%	3.1 pts

The increase in resort management and other services revenues was driven by $1 million of higher management fees, $2 million of higher fees from our third party exchange company and less than $1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program. These increases were partially offset by a less than $1 million decline in ancillary revenues driven by the disposition of a golf course in Orlando, Florida during the first quarter of 2014.

The improvement in the resort management and other services margin reflected the increases in revenue as well as a $1 million decline in ancillary expenses driven by the disposition of a golf course in Orlando, Florida during the first quarter of 2014.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013	Change	% Change
Management fee revenues	$51	$48	$3	7%
Other services revenues	146	140	6	4%

Resort management and other services revenues	197	188	9	5%
Resort management and other services expenses	(132)	(134)	2	1%

Resort management and other services margin	$65	$54	$11	21%

Resort management and other services margin percentage	32.8%	28.4%	4.4 pts

The increase in resort management and other services revenues was driven by $3 million of higher management fees, $2 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $2 million of higher fees from our third party exchange company, $1 million of higher resales commission and nearly $1 million of higher ancillary revenues. The increase in ancillary revenues included a $3 million increase in ancillary revenues from food and beverage and golf offerings at our resorts, partially offset by a $2 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014.

The improvement in the resort management and other services margin reflected the increases in revenue, as well as $1 million of lower customer service and MVCD program expenses and $1 million of lower other expenses in the thirty-six weeks ended September 12, 2014 compared to the prior year comparable period.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Interest income	$29	$30	$(1)	(7%)
Other financing revenues	1	2	(1)	NM

Financing revenues	30	32	(2)	(6%)
Financing expenses	(5)	(5)	—	NM
Consumer financing interest expense	(6)	(7)	1	19%

Financing margin	$19	$20	$(1)	(3%)

Financing propensity	46%	47%

The decrease in financing revenues was due to an $81 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues, partially offset by lower consumer financing interest expense due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Interest income	$86	$93	$(7)	(8%)
Other financing revenues	4	4	—	NM

Financing revenues	90	97	(7)	(7%)
Financing expenses	(16)	(16)	—	NM
Consumer financing interest expense	(18)	(22)	4	17%

Financing margin	$56	$59	$(3)	(5%)

Financing propensity	43%	42%

The decrease in financing revenues was due to an $88 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues, partially offset by lower consumer financing interest expense due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013	Change	% Change
Rental revenues	$65	$65	$—	NM
Unsold maintenance fees — upscale	(12)	(13)	1	7%
Unsold maintenance fees — luxury	(3)	(3)	—	NM

Unsold maintenance fees	(15)	(16)	1	6%
Other expenses	(39)	(41)	2	3%

Rental margin	$11	$8	$3	28%

Rental margin percentage	16.8%	13.1%	3.7 pts

	Twelve Weeks Ended
	September 12, 2014	September 6, 2013	Change	% Change
Transient keys rented (1)	263,835	256,760	7,075	3%
Average transient key rate	$222.21	$221.71	$ 0.50	NM
Resort occupancy	91.2%	92.7%	(1.5 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

Rental revenues were unchanged from the prior year comparable period and reflected $2 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points), partially offset by a company-wide 3 percent increase in transient keys rented ($2 million) which was driven by stronger consumer demand and a favorable mix of available inventory.

The increase in rental margin reflected $5 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by the $2 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program).

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013	Change	% Change
Rental revenues	$191	$193	$(2)	(1%)
Unsold maintenance fees — upscale	(34)	(38)	4	10%
Unsold maintenance fees — luxury	(8)	(8)	—	NM

Unsold maintenance fees	(42)	(46)	4	9%
Other expenses	(124)	(123)	(1)	(1%)

Rental margin	$25	$24	$1	2%

Rental margin percentage	12.9%	12.5%	0.4 pts

	Thirty-Six Weeks Ended
	September 12, 2014	September 6, 2013	Change	% Change
Transient keys rented (1)	793,903	776,005	17,898	2%
Average transient key rate	$214.99	$212.10	$ 2.89	1%
Resort occupancy	89.6%	90.2%	(0.6 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The decrease in rental revenues was due to $8 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points), partially offset by a company-wide 2 percent increase in transient keys rented ($4 million) and a company-wide 1 percent increase in average transient rate ($2 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory.

The increase in rental margin reflected $9 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by the $8 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program).

Other

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013
Other revenues	$4	$4
Other expenses	(4)	(4)

Other revenues, net of expenses	$—	$—

Other revenues net of expenses of $0 in the twelve weeks ended September 12, 2014 was unchanged from the prior year comparable period.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013
Other revenues	$12	$13
Other expenses	(9)	(9)

Other revenues, net of expenses	$3	$4

Other revenues net of expenses was $1 million below the prior year comparable period due to a slight decline in other revenues in the thirty-six weeks ended September 12, 2014 compared to the prior year comparable period.

Cost Reimbursements

Twelve Weeks Ended September 12, 2014

Cost reimbursements increased $7 million, or 8 percent, over the prior year comparable period, reflecting $5 million of higher costs and $2 million due to timing of expenses compared to the prior year comparable period.

Thirty-Six Weeks Ended September 12, 2014

Cost reimbursements increased $22 million, or 9 percent, over the prior year comparable period, reflecting $14 million of higher costs, $6 million due to timing of expenses compared to the prior year comparable period and $2 million due to additional managed unit weeks in the thirty-six weeks ended September 12, 2014.

General and Administrative

Twelve Weeks Ended September 12, 2014

General and administrative expenses decreased $1 million (from $23 million to $22 million) from the prior year comparable period due to $1 million of lower legal related expenses and $1 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting organizations, partially offset by $1 million of higher personnel related costs.

Thirty-Six Weeks Ended September 12, 2014

General and administrative expenses increased $1 million (from $66 million to $67 million) over the prior year comparable period due to $2 million of higher personnel related costs and $1 million from the favorable resolution of an international tax (non-income tax) matter in the prior year comparable period, partially offset by $2 million of savings related to organizational and separation relation efforts in the human resources, information technology and finance and accounting organizations.

Litigation Settlement

Twelve and Thirty-Six Weeks Ended September 12, 2014

During the third quarter of 2014, an agreement in principle was reached to settle an action related to The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”). As a result of the agreement in principle, we recorded a charge of $3 million, which is included in the Litigation settlement line on the Statements of Income for the twelve and thirty-six weeks ended September 12, 2014. See Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for further information related to this pending action.

During the second quarter of 2014, we agreed to settle a dispute with a service provider relating to services provided to us prior to 2011. The dispute related to certain lawsuits and claims asserted by several residential unit and fractional interest owners at the RCC San Francisco, a project within our North America segment, who questioned the adequacy of disclosures made regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 and their payment obligations with respect to such bonds. In connection with the settlement, we received a one-time payment of $8 million after the end of the second quarter from the service provider, which no longer provides services to us. We recorded a gain of $8 million as a result of the settlement, which is included in the Litigation settlement line on the Statement of Income for the thirty-six weeks ended September 12, 2014.

Interest Expense

Twelve Weeks Ended September 12, 2014

Interest expense increased $1 million (from $2 million to $3 million) due to a decrease in capitalized interest costs.

Thirty-Six Weeks Ended September 12, 2014

Interest expense decreased $1 million (from $9 million to $8 million) due to a $1 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under the Marriott Rewards Agreement.

Royalty Fee

Twelve Weeks Ended September 12, 2014

Royalty fee expense increased $1 million (from $13 million to $14 million) due to a lower portion of sales of pre-owned inventory, which carries a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent), as compared to the prior year comparable period.

Thirty-Six Weeks Ended September 12, 2014

Royalty fee expense of $41 million was unchanged from the prior year comparable period.

Impairment

Twelve Weeks Ended September 12, 2014

There were no impairment charges in the third quarter of 2013 or the third quarter of 2014.

Thirty-Six Weeks Ended September 12, 2014

During the second quarter of 2014, we recorded an impairment charge of $1 million with respect to a building as a result of a termination of a land lease at one of our projects in our North America segment. In the second quarter of 2013, we recorded an impairment charge of $1 million with respect to a golf course in our Europe segment.

Income Tax

Twelve Weeks Ended September 12, 2014

The provision for income taxes increased by $3 million (from $15 million to $18 million) from the prior year comparable period. The increase related to higher consolidated net income before income taxes and the change in the geographic composition of income before income taxes. There was lower net income before income taxes in our foreign jurisdictions for the twelve weeks ended September 12, 2014 compared to the prior year comparable period due to the cumulative impact of the extended rescission periods in our Europe segment and an increase in the net income before income taxes attributable to the United States.

Thirty-Six Weeks Ended September 12, 2014

The provision for income taxes increased by $13 million (from $40 million to $53 million) from the prior year comparable period. The increase related to higher consolidated net income before income taxes and the change in the geographic composition of income before income taxes. There was lower net income before income taxes in our foreign jurisdictions for the thirty-six weeks ended September 12, 2014 compared to the prior year comparable period due to the cumulative impact of the extended rescission periods in our Europe segment and an increase in the net income before income taxes attributable to the United States.

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

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013	September 12, 2014	September 6, 2013
Net income	$25	$25	$80	$74
Interest expense (1)	3	2	8	9
Tax provision	18	15	53	40
Depreciation and amortization	4	5	13	16

EBITDA	$50	$47	$154	$139

(1)	Interest expense excludes consumer financing interest expense.

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 15, “Business Segments,” to our Financial Statements for further information on our segments.

As of September 12, 2014, we operated the following 62 properties by segment:

	U.S. (1)	Non-U.S.	Total
North America	47	6	53
Europe	—	5	5
Asia Pacific	—	4	4

Total	47	15	62

(1)	Includes properties located in the 48 contiguous states, Hawaii and Alaska.

North America

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013	September 12, 2014	September 6, 2013
Revenues
Sale of vacation ownership products	$138	$145	$404	$407
Resort management and other services	58	55	172	163
Financing	28	30	84	91
Rental	55	56	169	172
Other	4	4	12	13
Cost reimbursements	81	75	252	231

Total revenues	364	365	1,093	1,077

Expenses
Cost of vacation ownership products	41	51	120	137
Marketing and sales	64	61	188	187
Resort management and other services	36	37	111	113
Rental	47	49	146	148
Other	3	3	8	8
Litigation settlement	3	—	(5)	(1)
Organizational and separation related	—	—	1	—
Royalty fee	3	2	6	6
Impairment	—	—	1	—
Cost reimbursements	81	75	252	231

Total expenses	278	278	828	829

Gains and other income	—	—	2	1

Segment financial results	$86	$87	$267	$249

Contract Sales

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Contract Sales
Vacation ownership	$148	$145	$3	2%
Residential products	5	7	(2)	NM

Total contract sales	$153	$152	$1	NM

The increase in contract sales in our North America segment reflects a $3 million increase in vacation ownership contract sales and a $2 million decline in residential contract sales.

The increase in vacation ownership contract sales in our North America segment was driven by continued improvement at on-site sales locations, which resulted from a 7 percent increase in VPG to $3,477 in the twelve weeks ended September 12, 2014 from $3,252 in the prior year comparable period, partially offset by a 4 percent decline in the number of tours. Contract sales at off-site (non tour-based) sales locations were flat compared to the prior year comparable period. The increase in VPG was due to higher pricing and an increase in the average number of points purchased per contract as well as a nominal increase in closing efficiency. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We implemented new programs aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will increase tour flow in 2015.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Contract Sales
Vacation ownership	$434	$429	$5	1%
Residential products	11	8	3	33%

Total contract sales	$445	$437	$8	2%

The increase in contract sales in our North America segment includes a $5 million increase in vacation ownership contract sales and $3 million of higher residential contract sales.

The increase in vacation ownership contract sales in our North America segment reflected a $9 million increase in sales at on-site sales locations, and a $4 million decline in sales at off-site (non tour-based) sales locations, due in part to the closure or downsizing of certain under-performing locations since the prior year comparable period. The increase in sales at on-site sales locations resulted from a 6 percent increase in VPG to $3,444 in the thirty-six weeks ended September 12, 2014 from $3,243 in the prior year comparable period, partially offset by a 4 percent decline in the number of tours. The increase in VPG was due to a 0.4 percentage point increase in closing efficiency and higher pricing. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We implemented new programs aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will increase tour flow in 2015.

Development Margin

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Sale of vacation ownership products	$138	$145	$(7)	(4%)
Cost of vacation ownership products	(41)	(51)	10	18%
Marketing and sales	(64)	(61)	(3)	(3%)

Development margin	$33	$33	$—	NM

Development margin percentage	24.4%	22.7%	1.7 pts

The decrease in revenues from the sale of vacation ownership products was due to $6 million of lower revenue reportability compared to the prior year comparable period and $2 million of higher sales incentives issued in the current period, partially offset by the $1 million increase in contract sales net of sales reserve. The $6 million of lower revenue reportability resulted from $4 million of lower revenue reportability in the twelve weeks ended September 12, 2014, compared to $2 million of higher revenue reportability in the prior year comparable period. Revenue reportability was lower in the current period because certain sales made in the current or prior periods did not meet the down payment requirement for revenue recognition purposes prior to the end of the period.

The development margin of $33 million was flat compared to the prior year comparable period and included $3 million from lower revenue reportability year-over-year and nearly $3 million of favorable product cost true-ups in the prior year comparable period, partially offset by a $6 million net increase in vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven by $8 million from a favorable mix of lower cost real estate inventory being sold and $1 million from the higher contract sales volume, partially offset by $2 million higher marketing and sales spending and $1 million from the higher sales incentives issued in the current period. The higher marketing and sales spending was due to costs incurred to generate more first-time buyer tours as well as inflationary cost increases.

The 1.7 percentage point improvement in the development margin percentage reflected a nearly 6 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended September 12, 2014, partially offset by a nearly 2 percentage point decrease due to lower revenue reportability year-over-year, a 2 percentage point decrease due to the higher favorable product cost true-up activity in the prior year period and 1 percentage point decrease due to the higher marketing and sales spending.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Sale of vacation ownership products	$404	$407	$(3)	(1%)
Cost of vacation ownership products	(120)	(137)	17	12%
Marketing and sales	(188)	(187)	(1)	(1%)

Development margin	$96	$83	$13	16%

Development margin percentage	23.8%	20.4%	3.4 pts

The decrease in revenues from the sale of vacation ownership products was due to $10 million of lower revenue reportability compared to the prior year comparable period and $3 million of higher sales incentives issued in the current period, partially offset by the $8 million increase in contract sales net of sales reserve and $2 million from lower vacation ownership notes receivable reserve activity due to a decrease in estimated default activity compared to the prior year comparable period.

The increase in development margin reflected a $22 million net increase from higher contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven by $21 million from a favorable mix of lower cost real estate inventory being sold and $1 million from the higher contract sales. Additionally, the increase in development margin reflected a $2 million decrease in vacation ownership notes receivable reserve activity. These increases were partially offset by $6 million of lower revenue reportability compared to the prior year comparable period and $5 million of lower favorable product cost true-ups ($2 million in the thirty-six weeks ended September 12, 2014 compared to $7 million in the prior year comparable period).

The 3.4 percentage point improvement in the development margin percentage reflected a 5 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the thirty-six weeks ended September 12, 2014, partially offset by a 1 percentage point decrease due to the lower favorable product cost true-up activity year-over-year and a 1 percentage point decrease due to lower revenue reportability year-over-year.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Management fee revenues	$15	$14	$1	6%
Other services revenues	43	41	2	3%

Resort management and other services revenues	58	55	3	4%
Resort management and other services expenses	(36)	(37)	1	2%

Resort management and other services margin	$22	$18	$4	16%

Resort management and other services margin percentage	35.6%	31.9%	3.7 pts

The increase in resort management and other services revenues was driven by $1 million of higher management fees, $1 million of higher fees from our third party exchange company and $1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program. These increases were partially offset by a less than $1 million decline in ancillary revenues driven by the disposition of a golf course in Orlando, Florida during the first quarter of 2014.

The improvement in the resort management and other services margin reflected the increases in revenue as well as a $1 million decline in ancillary expenses driven by the disposition of a golf course in Orlando, Florida during the first quarter of 2014.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Management fee revenues	$45	$42	$3	7%
Other services revenues	127	121	6	5%

Resort management and other services revenues	172	163	9	5%
Resort management and other services expenses	(111)	(113)	2	2%

Resort management and other services margin	$61	$50	$11	21%

Resort management and other services margin percentage	35.2%	30.5%	4.7 pts

The increase in resort management and other services revenues was driven by $3 million of higher management fees, $2 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $2 million of higher fees from our third party exchange company and $2 million of higher resales commission. Ancillary revenues were flat compared to the prior year comparable period, and included a $2 million increase in ancillary revenues from food and beverage and golf offerings at our resorts, offset by a $2 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014.

The improvement in the resort management and other services margin reflected the increases in revenue, as well as $1 million of lower customer service and MVCD program expenses and $1 million of lower other expenses in the thirty-six weeks ended September 12, 2014 compared to the prior year comparable period.

Financing Revenues

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Interest income	$27	$28	$(1)	(7%)
Other financing revenues	1	2	(1)	NM

Financing revenues	$28	$30	$(2)	(7%)

Financing propensity	44%	45%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Interest income	$80	$87	$(7)	(8%)
Other financing revenues	4	4	—	NM

Financing revenues	$84	$91	$(7)	(8%)

Financing propensity	40%	40%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Rental revenues	$55	$56	$(1)	NM
Unsold maintenance fees — upscale	(11)	(11)	—	NM
Unsold maintenance fees — luxury	(3)	(3)	—	NM

Unsold maintenance fees	(14)	(14)	—	NM
Other expenses	(33)	(35)	2	4%

Rental margin	$8	$7	$1	27%

Rental margin percentage	14.9%	11.7%	3.2 pts

	Twelve Weeks Ended		Change	% Change
	September 12, 2014	September 6, 2013
Transient keys rented (1)	238,463	232,272	6,191	3%
Average transient key rate	$205.82	$ 206.04	($0.22)	NM
Resort occupancy	91.7%	93.5%	(1.8 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The decrease in rental revenues was due to nearly $2 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points), partially offset by a 3 percent increase in transient keys rented ($1 million), which was driven by stronger consumer demand and a favorable mix of available inventory.

The increase in rental margin reflected $3 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by the $2 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program).

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Rental revenues	$169	$172	$(3)	(1%)
Unsold maintenance fees — upscale	(30)	(33)	3	11%
Unsold maintenance fees — luxury	(8)	(8)	—	NM

Unsold maintenance fees	(38)	(41)	3	9%
Other expenses	(108)	(107)	(1)	(1%)

Rental margin	$23	$24	$(1)	(2%)

Rental margin percentage	13.6%	13.7%	(0.1 pts)

	Thirty-Six Weeks Ended		Change	% Change
	September 12, 2014	September 6, 2013
Transient keys rented (1)	727,371	709,553	17,818	3%
Average transient key rate	$207.00	$ 204.92	$ 2.08	1%
Resort occupancy	90.5%	91.3%	(0.8 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The decrease in rental revenues was due to $8 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points), partially offset by a 3 percent increase in transient keys rented (nearly $4 million) and a 1 percent increase in average transient rate (nearly $2 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory.

The decline in rental margin reflected the $8 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program), partially offset by $7 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees.

Europe

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013(1)	September 12, 2014(1)	September 6, 2013(1)
Revenues
Sale of vacation ownership products	$10	$10	$27	$42
Resort management and other services	8	9	22	22
Financing	1	1	3	3
Rental	9	8	17	16
Cost reimbursements	10	8	28	24

Total revenues	38	36	97	107

Expenses
Cost of vacation ownership products	3	2	7	11
Marketing and sales	6	6	17	19
Resort management and other services	7	7	19	19
Rental	5	5	12	13
Other	1	1	1	1
Impairment	—	—	—	1
Cost reimbursements	10	8	28	24

Total expenses	32	29	84	88

Segment financial results	$6	$7	$13	$19

(1)	Europe and Asia Pacific segment revenues and expenses have been restated to correct certain immaterial prior period errors. For the thirty-six weeks ended September 12, 2014, $1 million of cost reimbursements related to the twelve weeks ended March 28, 2014 were reclassified from the Asia Pacific segment to the Europe segment. For the twelve and thirty-six weeks ended September 6, 2013, $2 million and $5 million of cost reimbursements were reclassified from the Asia Pacific segment to the Europe segment, respectively.

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Contract Sales
Vacation ownership	$11	$9	$2	26%

Total contract sales	$11	$9	$2	26%

The increase in contract sales reflected stronger sales across most sites in the Europe region.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Contract Sales
Vacation ownership	$31	$20	$11	58%

Total contract sales	$31	$20	$11	58%

The increase in contract sales reflected stronger sales from our Middle East sales location ($5 million) and from our onsite sales locations in Spain ($2 million), stronger fractional sales at our project in London, United Kingdom ($1 million), and higher cancellation activity in the prior year comparable period associated with the extended rescission periods in this segment ($3 million).

Development Margin

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Sale of vacation ownership products	$10	$10	$—	NM
Cost of vacation ownership products	(3)	(2)	(1)	(19%)
Marketing and sales	(6)	(6)	—	NM

Development margin	$1	$2	$(1)	(52%)

Development margin percentage	9.6%	19.5%	(9.9 pts)

Revenues from the sale of vacation ownership products were unchanged from the prior year comparable period, with the $2 million increase in contract sales offset by $2 million of higher revenue reportability in the prior year comparable period. The $2 million of higher revenue reportability in the prior year comparable quarter occurred because the rescission period related to certain sales had expired, all of which related to the impact of the extended rescission periods in this segment.

The decrease in development margin reflected $1 million from lower revenue reportability year-over-year (all of which related to the impact of the extended rescission periods in this segment). The higher vacation ownership contract sales volume did not impact development margin because the more efficient marketing and sales spending was offset by an unfavorable mix of higher cost real estate inventory being sold.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Sale of vacation ownership products	$27	$42	$(15)	(36%)
Cost of vacation ownership products	(7)	(11)	4	40%
Marketing and sales	(17)	(19)	2	10%

Development margin	$3	$12	$(9)	(73%)

Development margin percentage	12.4%	29.2%	(16.8 pts)

The decrease in revenues from the sale of vacation ownership products was due to $26 million of lower revenue reportability compared to the prior year comparable period, partially offset by $11 million from the increase in contract sales net of sales reserve. The $26 million of lower revenue reportability resulted from $1 million of lower revenue reportability in the thirty-six weeks ended September 12, 2014, compared to $25 million of higher revenue reportability in the prior year comparable period. Revenue reportability was higher in the prior year comparable period because the rescission period related to certain sales had expired during the prior year comparable period, of which $20 million related to the impact of the extended rescission periods in this segment.

The decrease in development margin reflected $14 million from lower revenue reportability year-over-year (of which $11 million related to the impact of the extended rescission periods in this segment), partially offset by a $3 million net increase from higher vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven mainly by more efficient marketing and sales spending, as well as $2 million of severance charges related to the restructuring of sales locations in the prior year comparable period.

Asia Pacific

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013(1)	September 12, 2014(1)	September 6, 2013(1)
Revenues
Sale of vacation ownership products	$8	$7	$22	$23
Resort management and other services	1	1	3	3
Financing	1	1	3	3
Rental	1	1	5	5
Cost reimbursements	—	1	2	5

Total revenues	11	11	35	39

Expenses
Cost of vacation ownership products	3	1	6	4
Marketing and sales	4	5	12	14
Resort management and other services	1	1	2	2
Rental	2	3	8	8
Royalty fee	—	—	1	1
Cost reimbursements	—	1	2	5

Total expenses	10	11	31	34

Segment financial results	$1	$—	$4	$5

(1)	Europe and Asia Pacific segment revenues and expenses have been restated to correct certain immaterial prior period errors. For the thirty-six weeks ended September 12, 2014, $1 million of cost reimbursements related to the twelve weeks ended March 28, 2014 were reclassified from the Asia Pacific segment to the Europe segment. For the twelve and thirty-six weeks ended September 6, 2013, $2 million and $5 million of cost reimbursements were reclassified from the Asia Pacific segment to the Europe segment, respectively.

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement. Our on-site sales locations are more efficient sales channels than our off-site sales locations and we plan to focus on future inventory acquisitions with strong on-site sales distribution potential. Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we have decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program. We instead intend to dispose of the units as whole ownership residential units and to reinvest any proceeds from the disposition in new timeshare destinations in the region with strong on site sales.

Contract Sales

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Contract Sales
Vacation ownership	$8	$7	$1	2%

Total contract sales	$8	$7	$1	2%

The increase in contract sales reflected a $250 increase in VPG, partially offset by a 6 percent decrease in the number of tours, which was impacted by the ongoing political turmoil in Thailand.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Contract Sales
Vacation ownership	$22	$24	$(2)	(10%)

Total contract sales	$22	$24	$(2)	(10%)

The decline in contract sales reflected an 8 percent decrease in the number of tours and an $81 decrease in VPG, which were impacted by the continued political turmoil in Thailand.

Development Margin

Twelve Weeks Ended September 12, 2014

	Twelve Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Sale of vacation ownership products	$8	$7	$1	7%
Cost of vacation ownership products	(3)	(1)	(2)	(21%)
Marketing and sales	(4)	(5)	1	4%

Development margin	$1	$1	$—	NM

Development margin percentage	15.1%	11.5%	3.6 pts

The increase in revenues from the sale of vacation ownership products was due to the higher contract sales, as well as unfavorable notes receivable reserve adjustment in the prior year comparable period. The development margin was unchanged from the prior year comparable period.

Thirty-Six Weeks Ended September 12, 2014

	Thirty-Six Weeks Ended		Change	% Change
($ in millions)	September 12, 2014	September 6, 2013
Sale of vacation ownership products	$22	$23	$(1)	(4%)
Cost of vacation ownership products	(6)	(4)	(2)	(31%)
Marketing and sales	(12)	(14)	2	11%

Development margin	$4	$5	$(1)	(13%)

Development margin percentage	17.6%	19.6%	(2.0 pts)

The decrease in sale of vacation ownership products was due to the $2 million decline in contract sales, partially offset by a $1 million unfavorable notes receivable reserve adjustment in the prior year comparable period. The decrease in the development margin was due to the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), and includes less efficient marketing and sales spending at our existing sales locations due to an inability to leverage fixed costs on the lower sales volumes, as well as a more than $1 million favorable product cost true up in the prior year comparable period.

Corporate and Other

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013	September 12, 2014	September 6, 2013
Cost of vacation ownership products	$2	$2	$6	$5
Financing	5	5	16	16
General and administrative	22	23	67	66
Organizational and separation related	1	4	2	7
Consumer financing interest	6	7	18	22
Royalty fee	11	11	34	34

Total Expenses	$47	$52	$143	$150

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

Twelve Weeks Ended September 12, 2014

Total expenses decreased $5 million from the prior year comparable period. The $5 million decrease resulted from $3 million of lower organizational and separation related expenses, $1 million of lower general and administrative expenses and $1 million of lower consumer financing interest expense.

The $1 million decline in consumer financing interest expense was due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

The $1 million decline in general and administrative expense was due to $1 million of lower legal related expenses and $1 million of savings related to organizational and separation relation efforts in the human resources, information technology and finance and accounting organizations, partially offset by $1 million of higher personnel related costs.

Thirty-Six Weeks Ended September 12, 2014

Total expenses decreased $7 million from the prior year comparable period. The $7 million decrease resulted from $5 million of lower organizational and separation related expenses and $4 million of lower consumer financing interest expense, partially offset by $1 million of higher general and administrative expenses and $1 million of higher cost of vacation ownership products expenses.

The $4 million decline in consumer financing interest expense was due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs as well as a lower average interest rate. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

The $1 million of higher general and administrative expense was due to $2 million of higher personnel related costs and $1 million from the favorable resolution of an international tax (non-income tax) matter in the prior year comparable period. These increases were offset by $2 million of savings related to organizational and separation relation efforts in the human resources, information technology and finance and accounting organizations.

New Accounting Standards

See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for information related to our adoption of new accounting standards.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($146 million at the end of the third quarter of 2014), cash generated from operations, our ability to raise capital through securitizations in the asset-backed securities (“ABS”) market, and to the extent necessary, funds available under the Warehouse Credit Facility and our $200 million revolving credit facility (as amended, the “Revolving Corporate Credit Facility”). We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the third quarter of 2014, $534 million of the $538 million of total debt outstanding was non-recourse debt associated with vacation ownership notes receivable securitizations. In addition, we have $40 million of mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021. We may, however, redeem the preferred stock at par after October 2016 at our option.

We have sufficient real estate inventory to meet expected demand for our vacation ownership products for the next several years. At the end of the third quarter of 2014, we had $794 million of real estate inventory on hand, comprised of $446 million of finished goods and $348 million of land and infrastructure. As a result, we expect our real estate inventory spending (discussed below) will be less than or in line with the cost of vacation ownership products for the near term. We also expect to continue to sell excess Ritz-Carlton branded inventory and dispose of certain undeveloped and partially developed land over the next few years, and plan to sell additional Ritz-Carlton branded inventory through the MVCD program in order to generate incremental cash and reduce related carrying costs.

Our vacation ownership product offerings also allow us to utilize our real estate inventory efficiently. The majority of our sales are of a points-based product, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we do not need specific resort-based inventory at each sales location, we need to have only a few resorts under construction at any given time while leveraging successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe that our points-based programs enable us to align our construction of real estate inventory with the pace of sales of vacation ownership products by slowing down or accelerating construction, as demand across our portfolio and market conditions dictate.

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

During the thirty-six weeks ended September 12, 2014, we had a net decrease in cash and cash equivalents of $54 million compared to a $185 million net increase in cash and cash equivalents during the prior year comparable period. The following table summarizes these changes:

	Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013
Cash (used in) provided by:
Operating activities	$206	$123
Investing activities	46	(4)
Financing activities	(305)	66
Effect of changes in exchange rates on cash and cash equivalents	(1)	-

Net change in cash and cash equivalents	$(54)	$185

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

We minimize working capital needs through cash management, strict credit-granting policies, and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing of sales contracts for vacation ownership products, the rate at which owners finance their vacation ownership purchase with us, and cash outlays for real estate inventory acquisition and development.

In the thirty-six weeks ended September 12, 2014, we generated $206 million of cash flows from operating activities, compared to $123 million in the prior year comparable period. The improvement in cash flows reflected the favorable timing of real estate inventory spending and lower payments on the liability for the Marriott Rewards customer loyalty program in the thirty-six weeks ended September 12, 2014, as well as the unfavorable impact in the prior year comparable period of payments of a previously accrued litigation settlement, the non-cash recognition of sales related to the Europe rescission adjustment, and payments of deferred compensation amounts.

We recorded $10 million of residential contract sales in the thirty-six weeks ended September 12, 2014, associated with the sale of five of the units at the RCC San Francisco that we bought back as part of a legal settlement at the end of 2012. We expect to dispose of the remaining two units in 2014, which we expect will generate approximately $3 million of net cash proceeds.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real Estate Inventory Spending Less Than Cost of Sales

	Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013
Real estate inventory spending	$(68)	$(114)
Real estate inventory costs	129	147

Real estate inventory spending less than cost of sales	$61	$33

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the MVCD program, our spending for real estate inventory remained below the amount of real estate inventory costs in each of the thirty-six week periods ended September 12, 2014 and September 6, 2013.

Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products for the next several years.

Notes Receivable Collections in Excess of New Mortgages

	Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013
Vacation ownership notes receivable collections — non-securitized	$79	$82
Vacation ownership notes receivable collections — securitized	125	135
Vacation ownership notes receivable originations	(170)	(166)

Vacation ownership notes receivable collections in excess of originations	$34	$51

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Total collections declined due to the reduction in the portfolio of outstanding vacation ownership notes receivable. New vacation ownership notes receivable originated in the thirty-six weeks ended September 12, 2014 increased slightly due to an increase in financing propensity to nearly 43 percent compared to 42 percent for the prior year comparable period.

Cash from Investing Activities

	Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013
Capital expenditures for property and equipment (excluding inventory)	$(8)	$(11)
Decrease in restricted cash	21	4
Dispositions, net	33	3

Net cash provided by investing activities	$46	$(4)

Capital Expenditures for Property and Equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations, and for ancillary offerings, such as food and beverage offerings at locations where these are provided.

In the thirty-six weeks ended September 12, 2014, capital expenditures for property and equipment of $8 million included $4 million of spending to support ancillary and business operations and $4 million for technology spending. In the thirty-six weeks ended September 6, 2013, capital expenditures for property and equipment of $11 million included $7 million of spending to support ancillary and business operations and $4 million for technology spending.

Decrease in Restricted Cash

Restricted cash primarily consists of cash held in reserve accounts related to vacation ownership notes receivable securitizations, cash collected for maintenance fees to be remitted to property owners’ associations, and deposits received, primarily associated with tour package sales and vacation ownership product sales that are held in escrow until the associated contract has closed or the period in which it can be rescinded has expired, depending on legal requirements.

The decrease in restricted cash in the thirty-six weeks ended September 12, 2014, reflects payments to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2013, partially offset by an increase in funds held in escrow related to tour package sales deposits.

The decrease in restricted cash in the thirty-six weeks ended September 6, 2013 reflects payments to property owners’ associations for maintenance fees collected on their behalf prior to the end of 2012, partially offset by cash collected in connection with securitized vacation ownership notes receivable that was not distributed to investors before the end of the third quarter of 2013.

The higher inflow in the thirty-six weeks ended September 12, 2014 compared to the prior year comparable period reflects changes in restricted cash driven by higher payments to property owners’ associations for maintenance fees collected on their behalf ($16 million) as well as the timing of payments to investors for cash collected in connection with securitized vacation ownership notes receivable ($11 million), partially offset by an increase in funds held in escrow related to tour package sales deposits ($10 million).

We expect the fluctuation in restricted cash for maintenance fee activity to be relatively stable on an annual basis, with cash inflows occurring in the fourth quarter upon receipt of maintenance fees and cash outflows occurring in the first and second quarters upon remittance to property owners’ associations.

Dispositions

Dispositions in the thirty-six weeks ended September 12, 2014 related to the sale of a golf course and adjacent undeveloped land in Orlando, Florida, the sale of undeveloped land on Singer Island, Florida, and the sale of several lots in St. Thomas, U.S. Virgin Islands. Dispositions in the thirty-six weeks ended September 6, 2013 related to the sale of a multi-family parcel and several lots in St. Thomas, U.S. Virgin Islands.

Cash from Financing Activities

	Thirty-Six Weeks Ended
($ in millions)	September 12, 2014	September 6, 2013
Borrowings from securitization transactions
Bonds payable on securitized vacation ownership notes receivable	$23	$250
Borrowings on Warehouse Credit Facility	—	111

Subtotal	23	361
Repayment of debt related to securitization transactions
Bonds payable on securitized vacation ownership notes receivable	(163)	(177)
Warehouse Credit Facility	—	(111)

Subtotal	(163)	(288)

Borrowings on Revolving Corporate Credit Facility	—	25
Repayments on Revolving Corporate Credit Facility	—	(25)
Debt issuance costs	(2)	(5)
Repurchase of common stock	(160)	—
Proceeds from stock option exercises	2	2
Payment of withholding taxes on vesting of restricted stock units	(5)	(4)

Net cash (used in) provided by financing activities	$(305)	$66

Warehouse Credit Facility

At September 12, 2014, no amounts were outstanding under the Warehouse Credit Facility and $205 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote No. 16, “Subsequent Events,” to our Financial Statements for a discussion of the renewal of the Warehouse Credit Facility subsequent to the end of the third quarter of 2014.

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

Repayments on the non-recourse debt associated with our vacation ownership notes receivable securitizations totaled $163 million (including $27 million for voluntary retirement clean-up calls) and $288 million (including $51 million for voluntary retirement clean-up calls) in the thirty-six weeks ended September 12, 2014 and September 6, 2013, respectively.

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

Completion of Securitization Transaction

On October 9, 2014, subsequent to the end of the third quarter of 2014, we completed a securitization of a pool of $250 million of vacation ownership notes receivable. Of such securitized loans, $205 million were purchased on October 9, 2014 by the MVW Owner Trust 2014-1 (the “2014-1 Trust”), and all or a portion of the remaining loans may be purchased by the 2014-1 Trust prior to February 16, 2015. In connection with the securitization, investors purchased in a private placement $240 million in vacation ownership loan backed notes (the “Notes”) from the 2014-1 Trust. Two classes of Notes were issued by the 2014-1 Trust: $216 million of Class A Notes and $24 million of Class B Notes. The Class A Notes have an interest rate of 2.25 percent and the Class B Notes have an interest rate of 2.70 percent, for an overall weighted average interest rate of 2.29 percent. Of the $240 million gross cash proceeds we received, $43 million will be held by the 2014-1 Trust until it purchases all or a portion of the remaining securitized loans or, if not used for such purpose, returned to the investors as a partial repayment of the Notes.

We will account for the securitization as a secured borrowing and therefore will not recognize a gain or loss in the fourth quarter of 2014 as a result of this transaction. The results of operations of the 2014-1 Trust will be consolidated within our results of operations as the 2014-1 Trust is a variable interest entity for which we are the primary beneficiary.

Share Repurchase Program

We repurchased 2,457,997 shares of our common stock for $135 million, at an average price per share of $54.99, during the thirty-six weeks ended September 12, 2014, under our share repurchase program. On September 11, 2014, pursuant to our share repurchase program, we entered into an agreement with a financial institution to repurchase $25 million of our common stock under an accelerated share repurchase program. Upon completion of the program, subsequent to the end of the third quarter of 2014, the financial institution had delivered 401,291 shares of common stock, which are not included in the number of shares purchased during the thirty-six weeks ended September 12, 2014 referenced above. See Footnote No. 11, “Shareholders’ Equity,” to our Financial Statements for further information related to the share repurchase program, including the recent extension of that program.

Declaration of Dividend

On October 14, 2014, subsequent to the end of the third quarter of 2014, our Board of Directors declared a quarterly dividend of $0.25 per share to be paid on November 12, 2014 to shareholders of record as of October 28, 2014. Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 3, 2014, other than those resulting from changes in the amount of debt outstanding. As of September 12, 2014, debt decreased by $140 million to $538 million compared to $678 million at January 3, 2014, all of which related to a decrease in non-recourse debt associated with vacation ownership notes receivable securitizations, net of the new securitization. As of September 12, 2014, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $598 million and are due as follows: $39 million in 2014; $114 million in 2015; $105 million in 2016; $73 million in 2017; $60 million in 2018; and $207 million thereafter.

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products, which guarantees generally have a stated maximum amount of funding and a term of five to ten years. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the financed vacation ownership product securing the note payable. Our commitments under these guarantees expire as notes mature or are repaid. Our exposure under such guarantees as of September 12, 2014 in the Asia Pacific and North America segments was $10 million and $3 million, respectively, and the underlying debt to third-party lenders will mature between 2014 and 2022.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 21, 2014 – July 18, 2014	285,726	$57.52	285,726	1,039,050
July 19, 2014 – August 15, 2014	335,069	$57.43	335,069	703,981
August 16, 2014 – September 12, 2014	167,001	$60.05	167,001	536,980

(1)	On October 14, 2014, our Board of Directors approved the repurchase of up to an additional 3,400,000 shares of our common stock under our existing share repurchase program and extended the termination date of the program to March 26, 2016. Prior to that authorization, our Board of Directors authorized the repurchase of up to 3,500,000 shares of our common stock prior to March 28, 2015 under the share repurchase program. Shares repurchased pursuant to our accelerated share repurchase program, which were delivered to us after the end of the third quarter of 2014, are not included in the table above.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits filed or furnished as a part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits on page E-1, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

October 16, 2014	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 22, 2011.

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on November 22, 2011.

10.1	Second Amendment and Restatement Agreement, dated as of September 10, 2014, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., certain subsidiaries of Marriott Vacations Worldwide Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 11, 2014.

10.2	Second Amended and Restated Credit Agreement, dated as of September 10, 2014, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, and Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 11, 2014.

10.3	Second Amended and Restated Guarantee and Collateral Agreement, dated as of September 10, 2014, made by each of Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and certain subsidiaries of Marriott Vacations Worldwide Corporation, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions or entities from time to time parties to the Second Amended and Restated Credit Agreement filed as Exhibit 10.2, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 11, 2014.

10.4	Second Amended and Restated Sale Agreement, entered into September 15, 2014 and dated as of September 1, 2014, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 16, 2014.

10.5	Third Amended and Restated Indenture and Servicing Agreement, entered into September 15, 2014 and dated as of September 1, 2014, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 16, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the twelve and thirty-six weeks ended September 12, 2014 and September 6, 2013, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve and thirty-six weeks ended September 12, 2014 and September 6, 2013, respectively; (iii) the Interim Consolidated Balance Sheets at September 12, 2014 and January 3, 2014; and (iv) the Interim Consolidated Statements of Cash Flows for the thirty-six weeks ended September 12, 2014 and September 6, 2013, respectively.

E-1