Form 10-K
period 2015-01-02
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2015-02-26
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-35219

MARRIOTT VACATIONS WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-2598330
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6649 Westwood Blvd., Orlando, FL	32821
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (407) 206-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value (32,141,788 shares outstanding as of February 20, 2015)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates at June 20, 2014, was $1,665,789,460.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Fiscal Year	Fiscal Year-End Date
2014	January 2, 2015
2013	January 3, 2014
2012	December 28, 2012
2011	December 30, 2011
2010	December 31, 2010

In addition, in order to make this Annual Report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Statements of Income,” (iii) our Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” References throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements section of this Annual Report.

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

We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory. Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of January 2, 2015, we operated 58 properties in the United States and seven other countries and territories and had approximately 415,000 owners of our vacation ownership and residential products.

Our strategic goal is to further strengthen our leadership position in the vacation ownership industry, which we are pursuing through initiatives to drive profitable contract sales growth, maximize cash flow and optimize our capital structure, focus on our owners, guests and associates, and opportunistically dispose of excess assets. We believe that we have significant competitive advantages, including our scale and global reach, the quality and strength of the Marriott and Ritz-Carlton brands, our system of high-quality resorts, our loyal and highly satisfied customer base, our long-standing track record and our experienced management team and associates.

The Vacation Ownership Industry

The vacation ownership industry (also known as the timeshare industry) enables customers to share ownership and use of fully-furnished vacation accommodations. Typically, a vacation ownership purchaser acquires either a fee simple interest in a property (or collection of properties), which gives the purchaser title to a fraction of a unit, or a right to use a property for a specific period of time. These rights may consist of an interest in a trust that owns one or more resorts, a deeded interest in a specified accommodation unit, or an undivided interest in a building or resort. Generally, a vacation ownership purchaser’s fee simple interest in or right to use a property is referred to as a “vacation ownership interest.” By purchasing a vacation ownership interest, owners make a commitment to vacation. For many vacation ownership interest purchasers, vacation ownership is an attractive vacation alternative to traditional lodging accommodations (such as hotels, resorts and condominium rentals). By purchasing a vacation ownership interest, owners can avoid the volatility in room rates to which lodging customers are subject. Owners can also enjoy vacation ownership accommodations that are, on average, more than twice the size of traditional hotel rooms and typically have more amenities, such as kitchens, than traditional hotel rooms. Other vacation ownership purchasers find vacation ownership preferable to owning a second home because vacation ownership is more convenient, reduces maintenance and upkeep concerns and offers owners greater flexibility.

Typically, developers sell vacation ownership interests for a fixed purchase price that is paid in full at closing, or financed with a loan from the seller. Many vacation ownership companies provide financing or facilitate access to third-party bank financing for customers. Vacation ownership resorts are often managed by a nonprofit property owners’ association of which owners of vacation ownership interests are members. Most property owners’ associations are governed by a board of trustees or directors that includes owners and which may include representatives of the developer for so long as the developer owns interests in the resort. Some vacation ownership resorts are held through a trust structure in which a trustee holds title to the resort and manages the resort. The board of the property owners’ association, or trustee, as applicable, typically delegates much of the responsibility for managing the resort to a management company, which is often affiliated with the developer.

After the initial purchase, most vacation ownership programs require the owner of the vacation ownership interest to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership resorts, including management fees and expenses, taxes, insurance, and other related costs, and of providing program services (such as reservation services). This fee typically includes a property management fee payable to the management company for providing management services as well as an assessment for funds to be deposited into a capital asset reserve fund and used to renovate, refurbish and replace furnishings, common areas and other assets (such as parking lots or roofs) as needed over time. Owners typically reserve their usage of vacation accommodations in advance through a reservation system (often provided by the management company or an affiliated entity), unless a vacation ownership interest specifies fixed usage dates and a particular unit every year.

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

To enhance the appeal of their products, vacation ownership developers with multiple resorts and/or hotel affiliations typically establish systems that enable owners to use resorts across their resort portfolio and/or their affiliated hotel networks. In addition to these resort systems, developers of all sizes typically also affiliate with vacation ownership exchange service providers in order to give customers the ability to exchange their rights to use the developer’s resorts into a broader network of resorts. The two leading exchange service providers are Interval International, with which we are associated, and RCI. Interval International’s and RCI’s networks include approximately 2,900 and approximately 4,500 affiliated resorts, respectively, as identified on each company’s website.

According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2013, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing over 192,000 units and an estimated 8.5 million vacation ownership week equivalents. According to ARDA, sales in the U.S. market were $7.6 billion in 2013. We believe there is considerable potential for further growth in the industry both in the U.S. and globally.

Our History

During 2014, we celebrated our 30-year anniversary of providing vacation memories and experiences to millions of families. Prior to the incorporation of Marriott Vacations Worldwide Corporation in Delaware in June 2011, our operations were the vacation ownership division of Marriott International. Marriott International completed the spin-off of its vacation ownership division on November 21, 2011 (the “Spin-Off”). Since the Spin-Off, we have been an independent company, with our common stock listed on the New York Stock Exchange under the symbol “VAC” and our corporate headquarters located in Orlando, Florida.

Since 1984, when Marriott became the first major lodging company to enter the vacation ownership industry with its acquisition of American Resorts, a small vacation ownership company, we have been recognized as a leader and innovator in the vacation ownership industry. Marriott International leveraged its well-known “Marriott” brand to sell vacation ownership intervals, which were frequently located at resorts developed adjacent to Marriott International hotels. Over time, the company differentiated its offerings through its high-quality resorts that were purpose-built for vacation ownership, exchange opportunities available under its Marriott Rewards customer loyalty program that increased the flexibility of use of ownership, its dedication to excellent customer service and its commitment to ethical business practices. These qualities encouraged repeat business and word-of-mouth customer referrals.

We have continuously worked with ARDA to encourage the enactment of responsible consumer-protection legislation and state regulation that enhances the reputation and respectability of the overall vacation ownership industry. We believe that, over time, our vacation ownership products and services helped improve the public perception of the vacation ownership industry. A number of other major lodging companies later entered the vacation ownership business, further enhancing the industry’s image and credibility.

In connection with the Spin-Off, we entered into a License, Services, and Development Agreement (the “Marriott License Agreement”) with Marriott International and its subsidiary Marriott Worldwide Corporation and a License, Services, and Development Agreement (the “Ritz-Carlton License Agreement” and, together with the Marriott License Agreement, the “License Agreements”) with The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”), a subsidiary of Marriott International. Under the License Agreements, we are granted the exclusive right, for the terms of the License Agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business. We also entered into a Non-Competition Agreement with Marriott International (the “Non-Competition Agreement”), which generally prohibits Marriott International and its subsidiaries from engaging in the vacation ownership business and prohibits us and our subsidiaries from engaging in the hotel business until the earlier of November 21, 2021 or the termination of the Marriott License Agreement.

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

Our Business Strategy

Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. To achieve this goal, we are pursuing the following initiatives:

Drive profitable contract sales growth

We intend to continue to generate growth in vacation ownership sales by leveraging our globally recognized brand names and targeting high-quality inventory that would allow us to add desirable new destinations to our system with new on-site sales locations. We will also continue to focus on our approximately 415,000 owners around the world. In 2014, approximately 60 percent of our sales of vacation ownership products were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours and achieve our long term goal of selling to an equal mix of new buyers and existing buyers. Our strategy includes an emphasis on new sales channels geared toward first-time buyers. We are also committed to maximizing development margin through more efficient marketing and sales spending and managing inventory costs and development activities.

Maximize cash flow and optimize our capital structure

Through the use of our points-based products, we are able to more closely match inventory development with sales pace and reduce inventory levels, thereby generating continuing strong cash flows over time. Additionally, by limiting the amount of completed inventory on hand, we are able to reduce the maintenance fees that we pay on unsold inventory. Over the last few years, we have significantly reduced our costs, and we intend to continue to control costs as sales volumes grow.

We expect our modest level of debt and the use of capital efficient (“asset light”) structures will enable us to maintain a level of liquidity that ensures financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning capital to shareholders. We intend to meet our liquidity needs through operating cash flow, the disposition of excess undeveloped and partially developed land and excess built luxury inventory, our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”), our $250 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”), and continued access to the asset-backed securities (“ABS”) term financing market. We intend to continue to pursue growth opportunities in ways that optimize the timing of our capital investments, including working with third party partners to develop new inventory or convert previously built units to be sold to us close to when we need such inventory for sale. The asset light structures we may use include transactions in which a third party agrees to develop and deliver completed units to us which we will purchase at an agreed upon price in the future, thereby limiting our upfront capital investment.

Focus on our owners, guests and associates

We are in the business of providing high-quality vacation experiences to our owners and guests around the world. We intend to maintain and improve their satisfaction with our products and services, particularly because our owners and guests are our most cost-effective sales channels. We intend to continue to sell our products through these very effective channels and believe that maintaining a high level of engagement across all of our customer groups is key to our success. We intend to provide innovative offerings in new destinations to meet the needs of current and future customers. We intend to develop new offerings to attract the next generation of travelers looking for a greater variety of experiences with the high quality standards expected from a brand they trust.

Engaging our associates in the success of our business continues to be one of our long-term core strategies. We understand the connection between the engagement of our associates and the satisfaction and engagement of our owners and guests. At the heart of our culture is the belief that if we take care of our associates, they will take care of our owners and guests and the owners and guests will return again and again.

Opportunistically dispose of excess assets

We have successfully disposed of certain excess assets over the past few years and are redeploying the capital from these sales. The majority of these dispositions consisted of undeveloped land holdings. We will continue to opportunistically dispose of our limited remaining excess assets.

Selectively pursue compelling new business opportunities

We are positioned to explore new business opportunities, such as the continued enhancement of our exchange activities, new management affiliations and acquisitions of existing vacation ownership and related businesses. We intend to selectively pursue these types of opportunities, focusing on opportunities that drive recurring revenue and profit streams. Prior to entering into any new business opportunity, we will evaluate its strategic fit and assess whether it is complementary to our current business, has strong expected financial returns and leverages our existing competencies.

Our Brands

We design, build, manage and maintain our properties at upscale and luxury levels under four brands in accordance with the Marriott and Ritz-Carlton brand standards that we must comply with under the License Agreements.

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

The Ritz-Carlton Destination Club is a luxury tier vacation ownership brand. The Ritz-Carlton Destination Club provides luxurious vacation experiences commensurate with the legacy of the Ritz-Carlton brand. The Ritz-Carlton Destination Club resorts typically feature two, three and four bedroom units that generally include marble foyers, walk-in closets, custom kitchen cabinetry and luxury resort amenities such as large feature pools and access to full service restaurants and bars. On-site management and services, which usually include daily maid service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, are provided by The Ritz-Carlton Hotel Company.

The Ritz-Carlton Residences is a luxury tier whole ownership residence brand. The Ritz-Carlton Residences includes whole ownership luxury residential condominiums co-located with The Ritz-Carlton Destination Club resorts. Owners can typically purchase condominiums that vary in size from one-bedroom apartments to spacious penthouses. Owners of The Ritz-Carlton Residences can avail themselves of the services and facilities that are associated with the co-located The Ritz-Carlton Destination Club resort on an a la carte basis. On-site management and services are provided by The Ritz-Carlton Hotel Company.

Our Products

Our Points-Based Vacation Ownership Products

We offer the majority of our products through two points-based ownership programs: Marriott Vacation Club DestinationsTM (“MVCD”) and Marriott Vacation Club, Asia Pacific. While the individual characteristics of each of our points-based programs differ, in each program, owners receive an annual allotment of points representing the owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexibility with respect to check-in days and size of accommodations. In addition to traditional resort stays, the MVCD program enables our owners to utilize their points for the wide variety of innovative vacation experiences included in our Explorer Collection, such as cruises, guided tours, safaris and other unique vacation alternatives. Members of our points-based programs pay annual fees in exchange for the ability to participate in the program.

The MVCD and the Marriott Vacation Club, Asia Pacific programs allow owners to bank and borrow their annual point allotments, access other Marriott Vacation Club locations, through internal exchange programs that we and Interval International operate and access Interval International’s approximately 2,900 affiliated resorts. Owners can also trade their vacation ownership usage rights for Marriott Rewards Points, which can be used to access the vast majority of Marriott International’s system of over 3,700 participating hotels or redeem their Marriott Rewards Points for airline miles or other merchandise offered through the Marriott Rewards customer loyalty program. MVCD owners hold an interest in real estate, owned in perpetuity. Our Marriott Vacation Club, Asia Pacific program offers usage for a term of approximately 50 years from the program’s 2006 launch date.

Our Weeks-Based Vacation Ownership Products

We continue to sell Marriott Vacation Club branded weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in the MVCD trust. We offer multi-week vacation ownership interests in specific Grand Residences by Marriott and The Ritz-Carlton Destination Club resorts, but we also intend to continue placing luxury branded inventory into the MVCD program. Our Marriott Vacation Club, Grand Residences by Marriott and The Ritz-Carlton Destination Club weeks-based vacation ownership products in the United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell vacation ownership interests as a right-to-use product subject to a finite term under the Marriott Vacation Club brand in Europe and Asia Pacific and under the Grand Residences by Marriott brand in Europe.

As part of the launch of the MVCD program in mid-2010, we offered our existing Marriott Vacation Club owners who held weeks-based products in the United States and Caribbean the opportunity to participate in the MVCD program on a voluntary basis. In mid-2012, we began offering owners who held weeks-based products in Europe the opportunity to participate in the MVCD program. All existing owners, whether or not they elected to participate in the MVCD program, retained their existing rights and privileges of vacation ownership. Owners who elected to participate in the program received the ability to trade their weeks-based intervals usage for vacation club points usage each year, subject to payment of an initial enrollment fee and annual fees. As of the end of 2014, over 139,000 weeks-based owners have enrolled nearly 243,000 weeks in the MVCD program since its launch.

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

Resort Management and Other Services

We generate revenue from fees we earn for managing each of our resorts. See “—Property Management Activities” below for additional information on the terms of our management agreements. In addition, we earn revenue for providing ancillary offerings, including food and beverage, retail, and golf and spa offerings at our resorts. We also receive annual fees, club dues, settlement fees from the sale of vacation ownership products and certain transaction-based fees from owners and other third parties, including external exchange service providers with which we are associated.

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

Marketing and Sales Activities

We sell our upscale tier vacation ownership products under the Marriott Vacation Club brand primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. The Marriott Vacation Club products are currently marketed for sale throughout the United States and in over 30 countries around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2014, approximately 80 percent of our sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando, our network of third-party brokers in Latin America and Europe, and our city-based sales centers, such as our sales centers in Dubai and Singapore. We have over 50 global sales locations focused on the sale of Marriott Vacation Club products. We utilize a number of marketing channels to attract qualified customers to our sales locations for our Marriott Vacation Club vacation ownership products.

We solicit our owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service center located in Salt Lake City, Utah. In 2014, approximately 60 percent of our sales of vacation ownership products were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours and achieve our long term goal of selling to an equal mix of new buyers and existing buyers. Our strategy includes an emphasis on new sales channels geared toward first-time buyers.

We offer customers who are referred to us by our owners discounted stays at our resorts and conduct scheduled sales tours while they are on site. Where allowed by applicable law, we offer Marriott Rewards Points to our owners when their referral candidates tour with us or buy vacation ownership interests from us.

We also market to existing Marriott Rewards customer loyalty program members and travelers who are staying in locations where we have resorts. We market extensively to guests in Marriott International hotels that are located near one of our sales locations and have marketing partnerships with Marriott International’s North American reservation centers. In addition, we operate other local marketing venues in various high-traffic areas.

A significant part of our direct marketing activities are focused on prospects in the Marriott Rewards customer loyalty program database and our in-house database of qualified prospects. We offer guests who do not buy a vacation ownership interest during their initial tour a special package for a future stay at our resorts. These return guests are typically twice as likely to purchase as a first-time visitor.

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

We believe consumers place a great deal of trust in the Marriott and Ritz-Carlton brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a prominent presence on the www.marriott.com and www.ritzcarlton.com websites. Our proprietary sites, which include www.marriottvacationsworldwide.com, www.marriottvacationclub.com and www.ritzcarltonclub.com, had over 6.5 million visits in 2014.

Inventory and Development Activities

We secure inventory by building additional phases at our existing resorts, repurchasing inventory in the secondary market, repurchasing inventory as a result of owner loan or maintenance fee defaults, or developing or acquiring resorts in strategic markets. We proactively buy back previously sold vacation ownership interests under our repurchase program at lower costs than would be required to develop new inventory. We also intend to further control inventory spending by continuing to place additional Ritz-Carlton branded inventory that we own into the MVCD program.

In addition to developing inventory at our existing locations, we are selectively pursuing growth opportunities in North America and Asia by targeting high-quality inventory that would allow us to add desirable new destinations to our system with new on-site sales locations. We intend to continue to pursue many of these opportunities in ways that optimize the timing of our capital investments. These asset light deals may include working with third party partners to develop new inventory or convert previously built units to be sold to us close to when we need such inventory for sale.

Approximately one-quarter of our vacation ownership resorts are co-located with Marriott International and Ritz-Carlton hotel properties. Co-location of our resorts with Marriott International or Ritz-Carlton branded hotels can provide several advantages from development, operations, customer experience and marketing perspectives, including sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. The larger campus of an integrated vacation ownership and hotel resort often can afford our owners more varied and elaborate amenities than those that would generally be available at a stand-alone resort. Shared infrastructure can also reduce our overall development costs for our resorts on a per unit basis. Integration of services and sharing staff and other expenses can lower overhead and operating costs for our resorts. Our on-site access to hotel customers, including Marriott Rewards customer loyalty program members, who are visiting co-located hotels also provides us with a cost-effective marketing channel for our vacation ownership products.

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

Under our points-based business model, we are able to supply many sales offices with new inventory from a small number of resort locations, which provides us with greater efficiency in the use of our capital. As a result, our risk associated with construction delays is concentrated in fewer locations than it has been in the past. Additionally, selling vacation ownership interests in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. We sell vacation ownership interests denominated in points from a single trust entity in each of our North America and Asia Pacific business segments. Thus, the primary source of inventory for each segment is concentrated in its corresponding trust. To avoid the risk of temporary inventory depletion, we employ a strategy of seeking to maintain a six- to nine-month surplus supply of completed inventory, much of which must be registered for sale before it can be sold. Even in the unlikely event that this surplus is not sufficient, we believe that the actual risk of temporary inventory depletion is relatively minor, as there are other mitigation strategies that could be employed to prevent such an occurrence, such as accelerating completion of resorts under construction, acquiring vacation ownership interests on the secondary market, or reducing sales pace by adjusting prices or sales incentives.

Owners generally can offer their vacation ownership interests for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. However, owners who purchase vacation ownership interests on the secondary market typically do not receive all of the benefits that owners who purchase products directly from us receive. When an owner purchases a vacation ownership interest directly from us, the owner receives certain entitlements that are tied to the underlying vacation ownership interest, such as the right to reserve a resort unit that underlies their vacation ownership interest in order to occupy that unit or exchange its use for use of a unit at another resort through an outside exchange service provider, as well as benefits that are incidental to the purchase of the vacation ownership interest. While a purchaser on the secondary market will receive all of the entitlements that are tied to the underlying vacation ownership interest, the purchaser is not entitled to receive certain incidental benefits. For example, owners who purchase our products on the secondary market have restricted access to our internal exchange program and are not entitled to trade their usage rights for Marriott Rewards Points. Therefore, those owners are only entitled to use the inventory that underlies the vacation ownership interests they purchased. Additionally, most of our vacation ownership interests provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal when it is advantageous for us to do so, whether due to pricing, desire for the particular inventory, or other factors. All owners, whether they purchase directly from us or on the secondary market, are responsible for the annual maintenance fees, property taxes and any assessments that are levied by the relevant property owners’ association, as well as any exchange service membership dues or service fees.

Property Management Activities

We enter into a management agreement with the property owners’ association at each of our resorts or, in the case of resorts held by a trust, with the associated trust. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of the budgeted cost to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs, at the locations where we employ the associates providing on-site services.

The terms of our management agreements generally range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term. When our management agreement for a Marriott Vacation Club branded resort is not renewed or is terminated, the resort loses the ability to use the Marriott name and trademarks. The owners at such resorts also lose their ability to trade their vacation ownership usage rights for Marriott Rewards Points and to access other Marriott Vacation Club resorts through our internal exchange system.

The Ritz-Carlton Hotel Company manages the on-site operations for substantially all The Ritz-Carlton Destination Club and The Ritz-Carlton Residences properties in our portfolio under separate management agreements with us or the relevant property owners’ association or trust for each property. We provide property owners’ association governance and vacation ownership program management services for The Ritz-Carlton Destination Club and co-located The Ritz-Carlton Residences properties, including preparing association budgets, facilitating association meetings, billing and collecting maintenance fees, and supporting reservations, vacation experience planning and other off-site member services. We and The Ritz-Carlton Hotel Company typically split the management fees equally for these resorts. If a management agreement for a resort expires or is terminated, the resort loses the ability to use the Ritz-Carlton name and trademarks. The owners at such resorts also lose their ability to access other usage benefits, such as access to accommodations at other The Ritz-Carlton Destination Club resorts, preferential access to Ritz-Carlton hotels worldwide and access to our internal exchange and vacation travel options.

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

Consumer Financing

We offer purchase money financing for purchasers of our vacation ownership products who meet our underwriting guidelines. By offering or eliminating financing incentives and modifying underwriting standards, we have been able to increase or decrease our financing activities depending on market conditions. We are not providing financing to residential buyers.

In our North America segment in 2014, approximately 42 percent of Marriott Vacation Club customers financed their purchase with us. The average loan for our Marriott Vacation Club products totaled approximately $23,000, which represented 88 percent of the average purchase price. Our policy is to require a minimum down payment of 10 percent of the purchase price for qualified applicants, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for loans for our Marriott Vacation Club products originated in 2014 was 12.59 percent and the average term was 9.8 years. Interest rates are fixed, and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for a Marriott Vacation Club owner who received a loan in 2014 was $430. We do not impose any prepayment penalties. Generally, loans for The Ritz-Carlton Destination Club products have a significantly higher balance, a longer term and a lower interest rate than loans for our Marriott Vacation Club products.

In 2014, approximately 84 percent of our loans were used to finance U.S.-based products. In our North American business, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2014, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 730; 67 percent had a credit score of over 700, 88 percent had a credit score of over 650 and over 97 percent had a credit score of over 600.

We use other information to determine minimum down payments and interest rates applicable to loans made to purchasers who do not have a credit score or who do not reside within the United States, such as regional historical default rates and currency fluctuation risk.

In the event of a default, we generally have the right to foreclose on or revoke the defaulting owner’s vacation ownership interest. We typically resell interests that we reacquire through foreclosure or revocation or place such interests into the MVCD or Marriott Vacation Club, Asia Pacific programs.

We securitize the majority of the consumer loans we originate in support of our North American business. Historically, we have sold these loans to institutional investors in the ABS market on a non-recourse basis, completing securitization transactions once or twice each year. During 2014, we completed two securitization transactions, which are discussed in detail in Footnote No. 10, “Debt,” to our Financial Statements. On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize eligible consumer loans. Those loans may later be transferred to term securitizations transactions in the ABS market, which we intend to complete at least once per year. Excluding amounts securitized through the Warehouse Credit Facility, since the early 1990s, we have securitized nearly $5.4 billion of loans. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.

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

We believe our scale and global reach, coupled with our renowned brands and development, marketing, sales and management expertise, help us achieve operational efficiencies and support future growth opportunities. Our size allows us to provide owners with the flexibility of a wide variety of experiences within our high-quality resort portfolio, coupled with the ease and certainty of working with a single trusted provider. We also believe our size helps us obtain better financing terms from lenders, achieve cost savings in procurement and attract talented management and associates.

The breadth and depth of our operations enables us to offer a variety of products and to continue to adapt those products to the ever changing needs and preferences of our existing and future customers. For example, in addition to traditional resort experiences, our owners can enjoy studio units in properties located in the heart of some of the most sought after global destinations. We cater to a diverse range of customers through our upscale tier Marriott-branded resorts and our luxury tier Ritz-Carlton branded resorts.

Premier global brands

We believe that our exclusive licenses of the Marriott and Ritz-Carlton brands for use in the vacation ownership business provide us with a meaningful competitive advantage. Marriott International is a leading lodging company with more than 3,900 properties in 72 countries and territories, including Marriott and Ritz-Carlton branded properties. Consumer confidence in these renowned brands helps us attract and retain guests and owners. In addition, we provide our customers with access to the award-winning Marriott Rewards customer loyalty program. We also utilize the Marriott and Ritz-Carlton websites, www.marriott.com and www.ritzcarlton.com, as relatively low-cost marketing tools to introduce Marriott and Ritz-Carlton guests to our products and rent available inventory.

Loyal, highly satisfied customers

We have a large, highly satisfied customer base. In 2014, based on nearly 221,000 survey responses, approximately 90 percent of respondents indicated that they were highly satisfied with our products, sales and owner services and their on-site experiences (by selecting 8, 9 or 10 on a 10-point scale). Owner satisfaction is also demonstrated by the fact that our average resort occupancy was 90 percent in 2014, significantly higher than the overall vacation ownership industry average of nearly 77 percent in 2013, the most recent year for which average resort occupancy data was reported by ARDA. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn generates higher revenues.

Long-standing track record, experienced management and engaged associates

We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. Our seasoned management team is led by Stephen P. Weisz, our President and Chief Executive Officer. Mr. Weisz has served as President of our company since 1996 and has over 42 years of combined experience at Marriott International and Marriott Vacations Worldwide. William J. Shaw, the Chairman of our Board of Directors, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and has nearly 37 years of experience at Marriott International. Our nine executive officers have an average of over 25 years of total combined experience at Marriott Vacations Worldwide and Marriott International, with half of those years spent leading our business. We believe our management team’s extensive public company and vacation ownership industry experience has enabled us to achieve solid operating results and will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Our management’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones.

We believe that our associates provide superior customer service, which enhances our competitive position. We leverage outstanding associate engagement and strong corporate culture to deliver positive customer experiences in sales, marketing and resort operations. We survey our associates regularly through an external survey provider to understand their satisfaction and engagement, defined as how passionate employees are about the company’s mission and their willingness to “go the extra mile” to see it succeed. We routinely rank highly compared to other companies participating in such surveys. In 2014, 84 percent of our associates indicated that they were “engaged,” which is three points above Aon Hewitt’s “Global Best Employer” benchmark of 81 percent. This external benchmark is based on research conducted by Aon Hewitt of more than 500 organizations that are considered to be “Best Employers.”

Segments

Our operations are grouped into three reportable business segments: North America, Europe and Asia Pacific. The “Corporate and Other” information described below includes activities that do not collectively comprise a separate reportable segment. The table below shows our revenue for 2014 for each of our segments and each of our revenue sources (dollars in millions).

Revenue Source	North America	Europe	Asia Pacific	Total
Vacation ownership sales	$578	$35	$35	$648
Resort management and other services	263	31	4	298
Financing	120	4	5	129
Rental	234	22	8	264
Cost reimbursements	354	40	3	397

	$1,549	$132	$55	$1,736

Financial information by segment and geographic area for 2014, 2013 and 2012 appears in Footnote No. 17, “Business Segments,” to our Financial Statements.

We generally own the unsold vacation ownership inventory at our properties as either a deeded beneficial interest in a real estate land trust, a deeded interest at a specific resort, or a right to use interest in real estate owned or leased by a trust or other property owning or leasing vehicle (these forms of ownership are described in more detail in “Business—Our Products”). With respect to inventory that has not yet been converted into one of these forms of vacation ownership, we generally hold a fee interest in the underlying real estate rights to the land parcel, building or units corresponding to such inventory. Further, we also own or lease other property at these resorts, including golf courses, fitness, spa and sports facilities, food and beverage outlets, resort lobbies and other common area assets. See Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for more information on our operating leases. Substantially all of our ownership and leasehold interests in these properties, subject to certain exceptions, are pledged as collateral for our Revolving Corporate Credit Facility.

Our Properties

As of January 2, 2015, we operated 58 properties with 12,866 vacation ownership villas (“units”) and approximately 415,000 owners. The following table shows our vacation ownership and residential properties as of January 2, 2015, and indicates the segment that operates such property:

Property(1)	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(2)	Additional Planned Units(3)
47 Park Street-Grand Residences by Marriott	Europe	Urban	London, UK	VO	49	—
Aruba Ocean Club	North America	Island/Beach	Aruba	VO	218	—
Aruba Surf Club	North America	Island/Beach	Aruba	VO	450	—
Barony Beach Club	North America	Beach	Hilton Head, SC	VO	255	—
BeachPlace Towers	North America	Beach	Fort Lauderdale, FL	VO	206	—
Canyon Villas	North America	Golf/Desert	Phoenix, AZ	VO	213	39
Club Son Antem	Europe	Island/Golf	Mallorca, Spain	VO	224	—
Crystal Shores	North America	Island/Beach	Marco Island, FL	VO	67	152
Custom House	North America	Urban	Boston, MA	VO	84	—
Cypress Harbour	North America	Entertainment	Orlando, FL	VO	510	—
Desert Springs Villas	North America	Golf/Desert	Palm Desert, CA	VO	638	—
Fairway Villas	North America	Golf	Absecon, NJ	VO	180	90
Frenchman’s Cove	North America	Island/Beach	St. Thomas, USVI	VO	155	66
Grand Chateau	North America /Asia Pacific	Entertainment	Las Vegas, NV	VO	671	224
Grande Ocean	North America	Beach	Hilton Head, SC	VO	290	—
Grande Vista	North America	Entertainment	Orlando, FL	VO	900	—
Harbour Club	North America	Beach	Hilton Head, SC	VO	40	—
Harbour Lake	North America	Entertainment	Orlando, FL	VO	312	588
Harbour Point / Sunset Pointe	North America	Beach	Hilton Head, SC	VO	111	—
Heritage Club	North America	Golf	Hilton Head, SC	VO	30	—
Imperial Palms	North America	Entertainment	Orlando, FL	VO	46	—
Kauai Beach Club	North America	Island/Beach	Kauai, HI	VO	232	—
Kauai Lagoons:
Grand Residences by Marriott	North America	Island/Beach	Kauai, HI	Residential	3	—
Kalanipu’u	North America	Island/Beach	Kauai, HI	VO	75	—
Ko Olina Beach Club	North America /Asia Pacific	Island/Beach	Oahu, HI	VO	560	190
Lakeshore Reserve	North America	Entertainment	Orlando, FL	VO	95	245
Legends Edge	North America	Golf	Panama City, FL	VO	83	—
Mai Khao Beach	Asia Pacific	Beach	Phuket, Thailand	VO	127	—
Manor Club at Ford’s Colony	North America	Entertainment	Williamsburg, VA	VO	200	—
Marbella Beach Resort	Europe	Beach	Marbella, Spain	VO	288	—

Property(1)	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(2)	Additional Planned Units(3)
Marriott Grand Residence Club, Lake Tahoe	North America	Mountain/Ski	Lake Tahoe, CA	VO	199	—
Maui Ocean Club	North America	Island/Beach	Maui, HI	VO	459	—
Monarch	North America	Beach	Hilton Head, SC	VO	122	—
Mountain Valley Lodge	North America	Mountain/Ski	Breckenridge, CO	VO	78	—
MountainSide	North America	Mountain/Ski	Park City, UT	VO	182	—
Newport Coast Villas	North America	Beach	Newport Beach, CA	VO	700	—
Ocean Pointe	North America	Beach	Palm Beach Shores, FL	VO	341	—
OceanWatch	North America	Beach	Myrtle Beach, SC	VO	374	—
Oceana Palms	North America	Beach	Singer Island, FL	VO	169	—
Phuket Beach Club	Asia Pacific	Beach	Phuket, Thailand	VO	144	—
Playa Andaluza	Europe	Beach	Estepona, Spain	VO	173	—
Royal Palms	North America	Entertainment	Orlando, FL	VO	123	—
Sabal Palms	North America	Entertainment	Orlando, FL	VO	80	—
Shadow Ridge	North America	Golf/Desert	Palm Desert, CA	VO	572	430
St. Kitts Beach Club	North America	Island/Beach	West Indies	VO	88	—
Streamside	North America	Mountain/Ski	Vail, CO	VO	96	—
Summit Watch	North America	Mountain/Ski	Park City, UT	VO	135	—
SurfWatch	North America	Beach	Hilton Head, SC	VO	195	—
The Empire Place	Asia Pacific	Urban	Bangkok, Thailand	VO	55	—
The Ritz-Carlton Club and Residences, San Francisco
Vacation Ownership	North America	Urban	San Francisco, CA	VO	25	—
Residential	North America	Urban	San Francisco, CA	Residential	57	19
The Ritz-Carlton Club, Aspen Highlands	North America	Mountain/Ski	Aspen, CO	VO	73	—
The Ritz-Carlton Club, Lake Tahoe	North America	Mountain/Ski	Lake Tahoe, CA	VO	11	—
The Ritz-Carlton Club, St. Thomas	North America	Beach	St. Thomas, USVI	VO	105	—
The Ritz-Carlton Club, Vail	North America	Mountain/Ski	Vail, CO	VO	45	—
Timber Lodge	North America	Mountain/Ski	Lake Tahoe, CA	VO	264	—
Village d’Ile-de-France	Europe	Entertainment	Paris, France	VO	185	—
Villas at Doral	North America	Golf	Miami, FL	VO	141	—
Waiohai Beach Club	North America /Asia Pacific	Island/Beach	Kauai, HI	VO	231	—
Willow Ridge Lodge	North America	Entertainment	Branson, MO	VO	132	282

Total					12,866	2,325

Units Available for Sale(4)					967

(1)	A property is counted as a separate property to the extent it does not share common areas (such as check-in facilities, pools, etc.) with another property.
(2)	“Units Built” represents units with a certificate of occupancy.
(3)	“Additional Planned Units” represents the total additional units under construction or that we expect to build.
(4)	To be sold as vacation ownership interests; includes units that we reacquired through foreclosure or our repurchase program.

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

Corporate and Other

Corporate and Other consists of results not specifically attributable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses incurred to support overall company development, company-wide general and administrative costs, the fixed royalty fee payable under the License Agreements and consumer financing interest expense.

Intellectual Property

We manage and sell properties under the Marriott Vacation Club, Grand Residences by Marriott, The Ritz-Carlton Destination Club and The Ritz-Carlton Residences brands under license agreements with Marriott International and The Ritz-Carlton Hotel Company. The foregoing segment descriptions specify the brands that are used by each of our segments. We operate in a highly competitive industry and our brand names, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products and services. We believe that our licensed brand names and other intellectual property have come to represent the highest standards of quality, caring, service and value to our customers and the traveling public. We register and protect our intellectual property where we deem appropriate and otherwise seek to protect against its unauthorized use.

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

The vacation ownership industry is highly fragmented, with competitors ranging from small vacation ownership companies to large branded hotel companies that operate vacation ownership businesses. In North America and the Caribbean, we typically compete with companies that sell upscale tier vacation ownership products under a lodging or entertainment brand umbrella, such as Starwood Vacation Ownership, Hilton Grand

Vacations Club, Hyatt Vacation Club, and Disney Vacation Club, as well as numerous regional vacation ownership operators. Our luxury vacation ownership products compete with vacation ownership products offered by Four Seasons, Exclusive Resorts, Timbers Resorts and several other smaller independent companies. In addition, the vacation ownership industry competes generally with other vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry.

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

Regulation

Our business is heavily regulated. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world. Some laws, regulations and policies impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations under the U.S. Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Other laws, regulations and policies primarily affect one of four areas of our business: real estate development activities; marketing and sales activities; lending activities; and resort management activities.

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

Marketing and Sales Regulation

Our marketing and sales activities are closely regulated. In addition to regulations implementing laws enacted specifically for the vacation ownership and land sales industries, a wide variety of laws and regulations govern our marketing and sales activities in the jurisdictions in which we carry out such activities, including regulations implementing the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission (the “FTC”) and state “Little FTC Act” and other regulations governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate, title agency or insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws, securities laws, and other consumer protection laws.

Many jurisdictions, including many jurisdictions in the United States, require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the vacation ownership interests and other real estate interests we market and sell, such as information concerning the interests being offered, the project, resort or program to which the interests relate, applicable condominium or vacation ownership plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such interests, and a description of the manner in which we intend to offer and advertise such interests. Regulation outside the United States includes, for example, European regulations to which our vacation ownership activities within the European Union are subject and Singapore regulations to which certain of our Asia Pacific operations are subject. Among other things, the European and Singapore regulations: (1) require delivery of specified disclosure (some of which must be provided in a specific format) to purchasers; (2) require a specified “cooling off” rescission period after a purchase is made; and (3) prohibit any advance payments during the “cooling off” rescission period.

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

In recent years, regulators in many jurisdictions have increased regulations and enforcement actions related to telemarketing operations, including requiring adherence to the federal Telephone Consumer Protection Act (the “TCPA”) and similar “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse effects from telemarketing legislation and enforcement is mitigated in some instances by the use of permission-based marketing, under which we obtain the permission of prospective purchasers to contact them in the future. We participate in various programs and follow certain procedures that we believe help reduce the possibility that we contact individuals who have requested to be placed on federal or state “do not call” lists, including subscribing to the federal and certain state “do not call” lists, and maintaining an internal “do not call” list.

Lending Regulation

Our lending activities are subject to a number of laws and regulations including those of applicable supervisory agencies such as, in the United States, the Consumer Financial Protection Bureau, the FTC, and the Financial Crimes Enforcement Network. These laws and regulations, some of which contain exceptions applicable to the timeshare industry, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and The Credit Practices rules, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act and the Bank Secrecy Act. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, usury, fair debt collection practices, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.

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

Employees

As of January 2, 2015 we had nearly 10,000 employees with an average length of service of approximately seven years. We believe our relations with our employees are very good.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report for information about our executive officers.

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

Existing owners have offered, and are expected to continue to offer, their vacation ownership interests for sale on the secondary market. The prices at which these interests are sold are typically less than the prices at which we would sell the interests. As a result, these sales create additional pricing pressure on our sale of vacation ownership products, which could cause our sales revenues and profits to decline. In addition, if the secondary market for vacation ownership interests becomes more organized and liquid than it currently is, the resulting availability of vacation ownership interests (particularly where the vacation ownership interests are available for sale at lower prices than the prices at which we would sell them) could adversely affect our sales and our sales revenues. Further, unlawful or deceptive third-party vacation ownership interest resale schemes involving interests in our resorts could damage our reputation and brand value and adversely impact our sales revenues.

Development of a viable secondary market may also cause the volume of vacation ownership interests inventory that we are able to repurchase to decline, which could adversely impact our development margin, as we utilize this low cost inventory source to supplement our inventory needs and help manage our cost of vacation ownership products.

Our ability to develop, acquire and repurchase vacation ownership inventory may be impaired if we or third-party partners are unable to access capital when necessary.

The availability of funds for new investments, primarily developing, acquiring or repurchasing vacation ownership inventory, depends in part on liquidity factors and capital markets over which we can exert little, if any, control. We have historically securitized the majority of the consumer loans we originate in support of our North America segment in the ABS market, completing transactions once or twice each year. Instability in the financial markets could impact the timing and volume of any securitizations we undertake, as well as the financial terms of such securitizations. Any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations. Such deterioration could also impact our ability to renew the Warehouse Credit Facility, which we must do in order to access funds under that facility after September 2016, on terms favorable to us, or at all. Further, the obligations of one of our consolidated subsidiaries, MVW US Holdings, Inc. (“MVW US Holdings”), to its preferred shareholders and any indebtedness we incur, including indebtedness under our Revolving Corporate Credit Facility or our Warehouse Credit Facility, may adversely affect our ability to obtain additional financing. If we are unable to access these sources of funds, our ability to acquire additional vacation ownership inventory, repurchase vacation ownership interests that our owners propose to sell to third parties, or make other investments in our business could be impaired.

In addition, as discussed below, we intend to continue to use asset light structures to optimize the timing of our capital investments. If developers or other third-party partners are not able to obtain or maintain financing necessary for their operations, we may not be able to enter into transactions using these asset light structures.

Our reliance on asset light transactions to satisfy a portion of our future inventory needs and additional on-site sales locations, may impact our ability to have inventory available for sale when needed.

In January 2015, we entered into an asset light transaction in which a third party is responsible for delivering completed units which we will purchase at an agreed upon price in the future. As we continue to execute our strategy to deploy capital more efficiently, we will seek to enter into additional transactions to source inventory using similar or new asset light transaction structures. These structures may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we do enter into transactions are not be able to fulfill their obligations to us, the inventory we expect to acquire may not be delivered on time or at all, or may not otherwise be within agreed upon specifications. If our asset light transaction counterparties do not perform as expected and we do not purchase the expected inventory or obtain inventory from alternative sources on a timely basis, our ability to achieve sales forecasts may be impacted. In addition, we anticipate opening new on-site sales locations in connection with some or all of our new resort locations. If third parties that we enter into transactions with do not deliver these sales locations, our future sales growth could be negatively impacted.

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

MVW US Holdings issued $40 million in mandatorily redeemable preferred stock to Marriott International, which sold the preferred stock to third-party investors prior to completion of the Spin-Off. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five year U.S. Treasury Rate as of October 19, 2011 plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The payment of this dividend will reduce the amount of cash otherwise available for distribution by MVW US Holdings to us for further distribution to our common shareholders or for other corporate purposes. MVW US Holdings will not be able to pay any dividends to us if it is in arrears on the payment of dividends to the preferred shareholders. In addition, in the event of a liquidation of MVW US Holdings, the preferred shareholders will be entitled to an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and a premium if the liquidation occurs during the first five years after issuance of the preferred stock, which will reduce the amount of cash available for distribution by MVW US Holdings to us. Further, if MVW US Holdings either (1) is in arrears on the payment of six or more quarterly dividend payments on the preferred stock, whether or not the payment dates are consecutive, or (2) defaults on its obligations to redeem the preferred stock on the tenth anniversary of issuance or following a change of control, the preferred shareholders may designate a representative to attend meetings of our Board of Directors as a non-voting observer until all unpaid dividends on the outstanding shares of preferred stock have been paid or all such unpaid dividends have been paid or declared with an amount sufficient for the payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable.

The terms of any future equity or debt financing may give holders of any preferred securities rights that are senior to rights of our common shareholders or impose more stringent operating restrictions on our company.

Debt or equity financing may not be available to us on acceptable terms. If we incur additional debt or raise equity through the issuance of additional preferred stock, the terms of the debt or the preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations. If we raise funds through the issuance of additional equity, the ownership percentage of our existing shareholders would be diluted.

The degree to which we are leveraged may have a material adverse effect on our financial position, results of operations and cash flows.

We can borrow up to $200 million under the Revolving Corporate Credit Facility. Our ability to make dividend payments to holders of our common stock or preferred shareholders of MVW US Holdings and to make payments on and refinance our indebtedness, including any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing capital expenditures, (2) limiting financing offered to customers, which could result in reduced sales, and (3) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the vacation ownership industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of our other debt.

Our business will be materially harmed if our License Agreements with Marriott International and The Ritz-Carlton Hotel Company are terminated or if we are unable to maintain our ongoing relationship with Marriott International.

Our success depends, in part, on the maintenance of ongoing relationships with Marriott International that are governed by a number of agreements that we entered into with Marriott International in connection with the Spin-Off. In particular, our License Agreements with Marriott International and The Ritz-Carlton Hotel Company, among other things, provide us with the exclusive right to use the Marriott and Ritz-Carlton names, respectively, in our vacation ownership business. Each License Agreement has an initial term that expires in 2090; however, if we breach our obligations under either License Agreement, Marriott International and The Ritz-Carlton Hotel Company may be entitled to terminate the License Agreements.

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

If Marriott International or The Ritz-Carlton Hotel Company terminates our rights to use the Marriott or Ritz-Carlton marks at any properties that do not meet applicable brand standards, our reputation could be harmed and our ability to market and sell our products at those properties could be impaired.

Marriott International and The Ritz-Carlton Hotel Company can terminate our rights under the License Agreements to use the Marriott or Ritz-Carlton marks at any properties that do not meet applicable brand standards. The termination of such rights could harm our reputation and impair our ability to market and sell our products at the subject properties, either of which could harm our business, and we could be subject to claims by Marriott International and The Ritz-Carlton Hotel Company, property owners, third parties with whom we have contracted and others.

Our ability to expand our business and remain competitive could be harmed if Marriott International or The Ritz-Carlton Hotel Company do not consent to our use of their trademarks at new resorts we acquire or develop in the future.

Under the terms of our License Agreements with Marriott International and The Ritz-Carlton Hotel Company, we must obtain Marriott International’s or The Ritz-Carlton Hotel Company’s consent, as applicable, to use the Marriott or Ritz-Carlton trademarks in connection with resorts, residences or other accommodations that we acquire or develop in the future. Marriott International or The Ritz-Carlton Hotel Company may reject a proposed project if, among other things, the project does not meet Marriott International’s or The Ritz-Carlton Hotel Company’s respective construction and design standards or Marriott International or The Ritz-Carlton Hotel Company reasonably believes the project will breach contractual or legal restrictions applicable to them and their affiliates. In addition, The Ritz-Carlton Hotel Company may reject a proposed project if The Ritz-Carlton Hotel Company will not be able to provide services that comply with Ritz-Carlton brand standards at the proposed project. If Marriott International or The Ritz-Carlton Hotel Company do not permit us to use their trademarks in connection with our development or acquisition plans, our ability to expand our Marriott and Ritz-Carlton businesses and remain competitive may be materially adversely affected. The requirement to obtain Marriott International’s or The Ritz-Carlton Hotel Company’s consent to our expansion plans, or the need to identify and secure alternative expansion opportunities because Marriott International or The Ritz-Carlton Hotel Company do not allow us to use their trademarks with proposed new projects, may delay implementation of our expansion plans and cause us to incur additional expense.

Our business depends on the quality and reputation of the Marriott and Ritz-Carlton brands, and any deterioration in the quality or reputation of these brands could have an adverse impact on our market share, reputation, business, financial condition or results of operations.

Currently, our products and services are predominantly offered under Marriott or Ritz-Carlton brand names, and we intend to continue to offer products and services under these brands in the future. If the quality of these brands deteriorates, or the reputation of these brands declines, our market share, reputation, business, financial condition or results of operations could be materially adversely affected.

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

Our ongoing development of new vacation ownership properties and new phases of existing vacation ownership properties presents a number of risks. Our profits may be adversely affected if construction costs escalate faster than the pace at which we can increase the price of vacation ownership interests. Construction delays, zoning and other local approvals, cost overruns, lender financial defaults, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, radiation releases and oil spills, may increase overall project costs or result in project cancellations. In addition, any liability or alleged liability associated with latent defects in projects we have constructed or that we construct in the future may adversely affect our business, financial condition and reputation.

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

Inadequate or failed technologies could lead to interruptions in our operations, which may materially adversely affect our business, financial position, results of operations or cash flows.

Our operations depend on our ability to maintain existing systems and implement new technology, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, and other events. Conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If our information technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, our business, financial position, results of operations or cash flows may be adversely affected.

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

We believe that our future growth depends, in part, on the continued services of our senior management team, including our President and Chief Executive Officer, Stephen P. Weisz, and on our ability to successfully implement succession plans for members of our senior management team. The loss of any members of our senior management team, or the failure to identify successors for such positions, could adversely affect our strategic and customer relationships and impede our ability to execute our business strategies.

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

We conduct business in over 30 countries and territories, and our operations outside the United States represented approximately 11 percent of our revenues in 2014. International properties and operations expose us to a number of additional challenges and risks, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax-effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; (7) currency exchange rate fluctuations; and (8) other exposure to local economic risks.

Disagreements with the owners of vacation ownership interests and property owners’ associations may result in litigation and the loss of management contracts.

The nature of our relationships with our owners and our responsibilities in managing our vacation ownership properties will from time to time give rise to disagreements with the owners of vacation ownership interests and property owners’ associations. Owners of our vacation ownership interests may also disagree with changes we make to our products or programs. We seek to expeditiously resolve any disagreements in order to develop and maintain positive relations with current and potential owners and property owners’ associations, but cannot always do so. Failure to resolve such disagreements has resulted in litigation, and could do so again in the future. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained. Disagreements with property owners’ associations have in the past and could in the future result in the loss of management contracts.

The expiration, termination or renegotiation of our management contracts could adversely affect our cash flows, revenues and profits.

We enter into a management agreement with the property owners’ association at each of our resorts or, in the case of resorts held by a trust, with the associated trust. The management fee is typically based on either a percentage of the budgeted cost to operate such resorts or a fixed fee arrangement. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs at the locations where we employ the associates providing on-site services. The terms of our management agreements typically range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides notice of termination before the expiration of the term. Any of these management contracts may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. Upon non-renewal or termination of our management agreement for a particular resort, the resort ceases to be part of our system and we lose the management fee revenue associated with the resort. If a management agreement is terminated or not renewed on favorable terms, our cash flows, revenues and profits could be adversely affected.

The maintenance and refurbishment of vacation ownership properties depends on maintenance fees paid by the owners of vacation ownership interests.

Owners of our vacation ownership interests must pay maintenance fees levied by property owners’ association boards. These maintenance fees are used to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with Marriott and Ritz-Carlton brand standards. If property owners’ association boards do not levy sufficient maintenance fees, or if owners of vacation ownership interests do not pay their maintenance fees, not only could our management fee revenue be adversely affected, but the vacation ownership properties could fall into disrepair and fail to comply with applicable brand standards. If a resort fails to comply with applicable brand standards, Marriott International or The Ritz-Carlton Hotel Company could terminate our rights under the applicable License Agreement to use its trademarks at the non-compliant resort, which would result in the loss of management fees, decrease customer satisfaction and impair our ability to market and sell our products at the non-compliant locations.

Our industry is competitive, which may impact our ability to compete successfully with other vacation ownership brands and with other vacation rental options for customers.

A number of highly competitive companies participate in the vacation ownership industry, including several branded hotel companies. Our brands compete with the vacation ownership brands of major hotel chains in national and international venues, as well as with the vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry. In addition, under our License Agreements with Marriott International and The Ritz-Carlton Hotel Company, if other international hotel operators offer new products and services as part of their respective hotel businesses that may directly compete with our vacation ownership products and services in the future, then Marriott International and The Ritz-Carlton Hotel Company may also offer such new products and services, and use their respective trademarks in connection with such offers. If Marriott International or The Ritz-Carlton Hotel Company offer new vacation ownership products and services under their trademarks, our vacation ownership products and services may compete directly with those of Marriott International or The Ritz-Carlton Hotel Company, and we may not be able to distinguish our vacation ownership products and services from those offered by Marriott International and The Ritz-Carlton Hotel Company. Our ability to remain competitive and to attract and retain owners depends on our success in distinguishing the quality and value of our products and services from those offered by others. If we cannot compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.

Our business is subject to extensive regulation, and any failure to comply with applicable laws and regulations could have a material adverse effect on our business.

Our business is heavily regulated. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world. Some laws, regulations and policies impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations under the U.S. Treasury’s Office of Foreign Asset Control and the FCPA. Other laws, regulations and policies primarily affect one of four areas of our business: real estate development activities; marketing and sales activities; lending activities; and resort management activities. For more information regarding laws, regulations and policies to which we are subject, see “Business—Regulation.”

The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Our internal controls and procedures may not always protect us from the reckless or criminal acts that may be committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, criminal or civil penalties could be imposed on us.

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

A number of laws and regulations govern our marketing and sales activities, such as vacation ownership and land sales acts, regulations implementing the USA PATRIOT Act and fair housing statutes, as well as rules governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, anti-fraud laws, prize, gift and sweepstakes laws, real estate and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, seller of travel laws, securities laws, and other consumer protection laws. In addition, laws in many jurisdictions in which we sell vacation ownership interests grant the purchaser of a vacation ownership interest the right to cancel a purchase contract during a specified rescission period.

In recent years, the TCPA and similar “do not call” legislation has significantly increased the costs associated with telemarketing. We have implemented procedures that we believe will help reduce the possibility that we contact individuals on regulatory “do not call” lists, but such procedures may not be effective in ensuring regulatory compliance. Additionally, we are not considered an affiliate of Marriott International for purposes of “do not call” legislation in some jurisdictions, which may make it more difficult for us to utilize customer information we obtain from Marriott International.

Many jurisdictions, including many jurisdictions in the United States, require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the vacation ownership interests and other real estate interests we market and sell. Regulation outside the United States includes, for example, European regulations to which our vacation ownership activities within the European Union are subject and Singapore regulations to which certain of our Asia Pacific operations are subject. Among other things, the European and Singapore regulations: (1) require delivery of specified disclosure (some of which must be provided in a specific format) to purchasers; (2) require a specified “cooling off” rescission period after a purchase is made; and (3) prohibit any advance payments during the “cooling off” rescission period.

Our lending activities are subject to a number of U.S. laws and regulations, as well as laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, usury, fair debt collection practices, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.

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

Changes in tax regulations or their interpretation could reduce our profits or increase our costs.

Jurisdictions in which we do business may at any time review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way that we structure them. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. In addition, interpretation of tax regulations requires us to exercise our judgment and taxing authorities or our independent registered public accounting firm may reach conclusions about the application of such regulations that differ from our conclusions. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, we could be placed at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

Our use of different estimates and assumptions in the application of our accounting policies could result in material changes to our reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact our reported results of operations.

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue and determination of cost of sales, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. For example, we are currently assessing the impact that the recent issuance of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU No. 2014-09”), which is intended to significantly enhance comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues, will have on our financial statements.

If we are not able to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is not able to provide an unqualified report on the effectiveness of our internal control over financial reporting, our business, financial condition or results of operations could be materially adversely affected.

As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the obligation of our management to report on its assessment of the effectiveness of our internal control over financial reporting. We continue to establish new infrastructure and systems, some of which may impact our ability to favorably assess the effectiveness of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

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

Since the Spin-Off, we have identified excess land and inventory and have disposed of a significant portion of what we have identified. We may also conclude in the future that additional land and inventory are excess, in which case we would likely terminate plans to develop such land and instead seek to dispose of such excess land and inventory through bulk sales or other methods. If we identify additional excess land and inventory in the future, we may have to record additional non-cash impairment charges to write-down the value of such assets. Any such impairment charges may have an adverse impact on our financial position and results of operations. In addition, if real estate market conditions change, our estimates of the fair value of our excess land and inventory may change. If our estimates of the fair value of these assets decline, we may have to record additional non-cash impairment charges to write-down the value of such assets to the estimated fair value. Any such impairment charges may have an adverse impact on our financial position and results of operations.

Our business may be adversely affected by factors that disrupt or deter travel.

The profitability of the vacation ownership resorts that we develop and manage may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is impacted by the number of prospective owners who visit our resorts. Fear of exposure to contagious diseases, such as Ebola virus, H1N1 Flu, Avian Flu and Severe Acute Respiratory Syndrome, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, radiation releases and oil spills, may deter travelers from scheduling sales tours at our resorts or cause them to cancel travel plans. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for vacation options such as our vacation ownership products may decrease if the cost of travel, including the cost of transportation and fuel, increases or if general economic conditions decline. Changes in the desirability of the locations where we develop and manage resorts as vacation destinations and changes in vacation and travel patterns may adversely affect our cash flows, revenue and profits.

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

Our ability to pay dividends on our stock is limited.

We intend to pay a regular quarterly dividend to our stockholders. However, we may not declare or pay such dividends in the future at the prior rate or at all. All decisions regarding our payment of dividends will be made by our Board of Directors from time to time and will be subject to an evaluation of our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice, contractual restraints and other business considerations that our Board of Directors considers relevant. In addition, our Revolving Corporate Credit Facility contains restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. We may not have sufficient surplus under Delaware law to be able to pay any dividends, which may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.

Our share repurchase program may not enhance long-term stockholder value, and could increase the volatility of the market price of our common stock and diminish our cash reserves.

Under the share repurchase program authorized by our Board of Directors, we may currently purchase up to 3,400,000 shares of our common stock prior to March 26, 2016. The share repurchase program does not obligate us to repurchase any specific dollar amount, or to acquire any specific number, of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market conditions, business conditions, statutory and contractual restrictions, the trading price of our common stock and the nature of other investment opportunities available to us. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Our share repurchases may not enhance stockholder value because the market price of our common stock may decline below the prices at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.

Our stock price may fluctuate significantly.

Our common stock has a limited trading history. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant new business developments or significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles, including a new standard regarding revenue recognition that we will adopt in the first quarter of 2017;

•	the failure of securities analysts to continue to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the vacation ownership industry;

•	overall market fluctuations;

•	initiation of or developments in legal proceedings;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

The Spin-Off may expose us to potential liabilities arising out of our contractual arrangements with Marriott International.

Pursuant to a Separation and Distribution Agreement that we entered into with Marriott International in connection with the Spin-Off, from and after the Spin-Off, each of us and Marriott International is responsible for the debts, liabilities and other obligations related to the business or businesses it owns and operates following the consummation of the Spin-Off. Although we do not expect to be liable for any obligations that were not allocated to us under such agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to Marriott International (for example, tax and/or environmental liabilities), particularly if Marriott International were to refuse or were unable to pay or perform the allocated obligations.

Pursuant to a Tax Sharing and Indemnification Agreement that we entered into with Marriott International in connection with the Spin-Off, we agreed to indemnify Marriott International for certain taxes and related losses resulting from (1) any breach of the covenants regarding the preservation of the tax-free status of the distribution and the intended tax treatment of certain related transactions undertaken in connection with the distribution, (2) certain acquisitions of our equity securities or assets or those of certain of our subsidiaries, and (3) any breach by us or any member of our group of certain of our representations in the documents submitted to the Internal Revenue Service (the “IRS”) and the separation documents between Marriott International and us. The amount of Marriott International’s taxes for which we agreed to indemnify Marriott International in respect of the distribution will be based on the excess, if any, of the aggregate fair market value of our stock over Marriott International’s tax basis in our stock at the time of the distribution of our common stock in the Spin-Off. In addition, if the distribution fails to qualify as a tax-free transaction for reasons other than those specified in the Spin-Off tax indemnification provisions, liability for any resulting taxes related to the distribution will be apportioned between Marriott International and us based on the relative fair market values of Marriott International and us. In addition, Marriott International expects to recognize, for U.S. federal income tax purposes, significant built-in losses in properties used in the vacation ownership and related residential businesses. If Marriott International’s U.S. federal consolidated group is unable to deduct these losses for U.S. federal income tax purposes, and, instead, the tax basis of the properties that is attributable to the built-in losses is available to our U.S. federal consolidated group, we have agreed to indemnify Marriott International for certain lost tax benefits that Marriott International otherwise would have recognized if Marriott International’s U.S. federal consolidated group was able to deduct such losses. The amount of any future indemnification payments could be substantial.

The Spin-Off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The Spin-Off is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return, and (2) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business, or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied, and we cannot predict with certainty what standard a court would apply to determine insolvency or whether a court would determine that we, Marriott International or any of our respective subsidiaries were solvent at the time of or after giving effect to the Spin-Off. An unpaid creditor or an entity acting on behalf of a creditor may bring a lawsuit alleging that the Spin-Off or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding our claims against Marriott International, requiring our shareholders to return to Marriott International some or all of the shares of our common stock issued in the Spin-Off, or providing Marriott International with a claim for money damages against us in an amount equal to the difference between the consideration received by Marriott International and the fair market value of our company at the time of the Spin-Off. The distribution of our common stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware (the “DGCL”), a corporation may only pay dividends to its shareholders either (1) out of its surplus (net assets minus capital) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Marriott International board of directors obtained an opinion that each of us and Marriott International would be solvent at the time of the Spin-Off (including immediately after the payment of the dividend and the Spin-Off), would be able to repay its debts as they mature following the Spin-Off and would have sufficient capital to carry on its businesses and the Spin-Off and the distribution would be made entirely out of surplus in accordance with Section 170 of the DGCL. A court could reach conclusions different from those set forth in such opinion in determining whether Marriott International or we were insolvent at the time of, or after giving effect to, the Spin-Off, or whether lawful funds were available for the separation and the distribution to Marriott International’s shareholders.

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

In addition, provisions in our agreements with Marriott International may delay or prevent a merger or acquisition that a shareholder may consider favorable. Under the Tax Sharing and Indemnification Agreement, we agreed not to enter into any transaction involving an acquisition or issuance of our common stock or any other transaction (or, to the extent we have the right to prohibit it, to permit any such transaction) that could reasonably be expected to cause the distribution of our common stock to be taxable to Marriott International. We are required to indemnify Marriott International for any tax resulting from any such prohibited transaction, and we are required to meet various requirements, including obtaining the approval of Marriott International or obtaining an IRS ruling or unqualified opinion of tax counsel acceptable to Marriott International, before engaging in such transactions. Further, our License Agreements with Marriott International and The Ritz-Carlton Hotel Company provide that a change in control may not occur without the consent of Marriott International or The Ritz-Carlton Hotel Company, respectively. A change in control for purposes of these agreements would occur if, among other things, a person or group acquires beneficial ownership of, or the power to exercise effective control over, shares of our common stock representing more than 15 percent of the combined voting power of the then-outstanding securities entitled to vote generally in elections of directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 2, 2015, we operated 58 vacation ownership or residential properties in the United States and seven other countries and territories. These vacation ownership and residential properties are described in Part I, Item 1, “Business,” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own all unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.

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

	High	Low
2014
Quarter ended March 28, 2014	$56.20	$46.63
Quarter ended June 20, 2014	$58.14	$50.61
Quarter ended September 12, 2014	$61.78	$55.28
Quarter ended January 2, 2015	$76.29	$57.48
2013
Quarter ended March 22, 2013	$47.33	$38.30
Quarter ended June 14, 2013	$47.21	$41.25
Quarter ended September 6, 2013	$47.92	$40.43
Quarter ended January 3, 2014	$53.71	$43.16

Holders of Record

On February 13, 2015, there were 28,084 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these record holders; however, we believe that there were approximately 37,000 beneficial owners of our common stock as of February 13, 2015.

Dividends

In the fourth quarter of 2014, our Board of Directors declared a cash dividend of $0.25 per share, our first dividend since becoming a publicly-traded company in November 2011. We currently expect to pay quarterly cash dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. In addition, our Revolving Corporate Credit Facility contains restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 13, 2014 – October 10, 2014	401,291	$62.30	401,291	135,689
October 11, 2014 – November 7, 2014	508,833	$67.87	508,833	3,026,856
November 8, 2014 – December 5, 2014	—	$—	—	3,026,856
December 6, 2014 – January 2, 2015	123,581	$72.06	123,581	2,903,275

(1)	On October 14, 2014, our Board of Directors approved the repurchase of up to an additional 3,400,000 shares of our common stock under our existing share repurchase program and extended the termination date of the program to March 26, 2016. Prior to that authorization, our Board of Directors had authorized the repurchase of up to 3,500,000 shares of our common stock prior to March 28, 2015 under the share repurchase program.

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

The following tables present a summary of selected historical consolidated financial data for the periods indicated below. The selected historical consolidated statements of income data for fiscal years 2014, 2013 and 2012 and the selected consolidated balance sheet data for fiscal years 2014 and 2013 are derived from our consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated statement of income data for fiscal years 2011 and 2010 and the selected consolidated balance sheet data for fiscal years 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included in this Annual Report.

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

	Fiscal Years
($ in millions, except per share amounts)	2014	2013	2012	2011(1)	2010(1)
Statement of Income Data:
Total revenues	$1,736	$1,750	$1,639	$1,624	$1,592
Total revenues net of total expenses	158	144	36	(223)	85
Net income (loss)	81	80	7	(172)	59
Basic earnings (loss) per common share	2.40	2.25	0.19	(5.12)	1.74
Shares used in computing basic earnings (loss) per share (in millions)(2)	33.7	35.4	34.4	33.7	33.7
Diluted earnings (loss) per common share	2.33	2.18	0.18	(5.12)	1.74
Shares used in computing diluted earnings (loss) per share (in millions)(2)	34.6	36.6	36.2	33.7	33.7

	Fiscal Years
($ in millions, except per share amounts)	2014	2013	2012	2011(1)	2010(1)
Balance Sheet Data:
Total assets	$2,540	$2,632	$2,613	$2,851	$3,643
Total debt	711	678	678	850	1,022
Total mandatorily redeemable preferred stock of consolidated subsidiary	40	40	40	40	—
Total liabilities	1,460	1,423	1,474	1,720	1,748
Total equity	1,080	1,209	1,139	1,131	1,895
Cash dividends declared per common share	0.25	—	—	—	—
Other Data:
EBITDA(3)	$182	$167	$78	$(184)	$148
Contract sales(4):
Vacation ownership	$699	$679	$687	$661	$692
Residential products	14	15	1	15	13

Total before cancellation reversal (allowance)	713	694	688	676	705
Cancellation reversal (allowance)	—	—	—	4	(20)

Total contract sales	$713	$694	$688	$680	$685

(1)	The financial information presented for fiscal years including or prior to the Spin-Off may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public company during the entirety of such years. Accordingly, our historical results for periods prior to the Spin-Off should not be relied upon as an indicator of our future performance.

(2)	For periods prior to 2011, the same number of shares is being used for diluted income (loss) per common share as for basic income (loss) per common share as all 100 shares of our common stock then outstanding were held by Marriott International prior to the Spin-Off and no dilutive securities were outstanding for any such period.

(3)	EBITDA, a financial measure that is not prescribed or authorized by GAAP, is defined as earnings, or net income, before interest expense (excluding consumer financing interest expense), provision for income taxes, depreciation and amortization. For purposes of our EBITDA calculation, we do not adjust for consumer financing interest expense because the associated debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and that is generally non-recourse to us. Further, we consider consumer financing interest expense to be an operating expense of our business.

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

($ in millions)	Fiscal Years
	2014	2013	2012	2011(1)	2010(1)
Net income (loss)	$81	$80	$7	$(172)	$59
Interest expense(a)	12	13	17	—	—
Tax provision (benefit)	70	51	24	(45)	50
Depreciation and amortization	19	23	30	33	39

EBITDA	$182	$167	$78	$(184)	$148

(a)	Interest expense excludes consumer financing interest expense.

(4)	Contract sales represent the total amount of vacation ownership product sales under purchase agreements signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Statements of Income due to the requirements for revenue recognition described in Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our consolidated financial statements, which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Annual Report, however, may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future.

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of January 2, 2015, we operated 58 properties in the United States and seven other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory. See “Business—Segments” for further details regarding our individual properties by segment.

As described in Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements included in this Annual Report, the Financial Statements discussed below reflect our historical financial position, results of operations and cash flows as we have historically operated, in conformity with GAAP. Furthermore, due to our reporting calendar, the financial results for the fourth quarter of 2013 and full year 2013 included the impact of an additional week as compared to 2014. To enhance the similarity of the periods being compared, the “additional week” is the first week of 2013 when 2014 results are compared to 2013 results because that week includes the New Year’s holiday while the first week of 2014 does not. Similarly, the “additional week” is the last week of 2013 when 2013 results are compared to 2012 results, because that week also includes the New Year’s holiday, while the last week of 2012 does not.

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

Resort Management and Other Services

Our resort management and other services revenues include revenues generated from fees we earn for managing each of our resorts. In addition, we earn revenue for providing ancillary offerings, including food and beverage, retail, and golf and spa offerings at our resorts. We also receive annual fees, club dues, settlement fees from the sale of vacation ownership products and certain transaction-based fees from owners and other third parties, including external exchange service providers with which we are associated.

We provide day-to-day-management services, including housekeeping services, operation of reservation systems, maintenance, and certain accounting and administrative services for property owners’ associations. We receive compensation for these management services; this compensation is generally based on either a percentage of budgeted cost to operate the resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy.

Resort management and other services expenses include costs to operate the food and beverage and other ancillary operations and overall customer support services, including reservations, certain transaction based expenses relating to external exchange service providers and settlement expenses from the sale of vacation ownership products.

Financing

We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Fiscal Years
	2014	2013	2012
Average FICO score	730	729	729

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

	Fiscal Years
	2014	2013	2012
Historical default rates	3.9%	3.9%	4.5%

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

Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternative usage options, including Marriott Rewards Points and offerings available as part of the Explorer Collection, for owners who elect to exchange their inventory;

•	Subsidy payments to property owners’ associations at resorts that are in the early phases of construction where maintenance fees collected from the owners are not sufficient to support operating costs of the resort;

•	Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services); and

•	Costs associated with the banking and borrowing usage option that is available under our MVCD program.

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

Consumer Financing Interest Expense

Consumer financing interest expense represents interest expense associated with the debt from our Warehouse Credit Facility and from the securitization of our vacation ownership notes receivable. We distinguish consumer financing interest expense from all other interest expense because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and that is generally non-recourse to us.

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

Consolidated Results

The following discussion presents an analysis of our results of operations for 2014, 2013 and 2012.

	Fiscal Years
($ in millions)	2014	2013	2012
Revenues
Sale of vacation ownership products	$648	$672	$618
Resort management and other services	298	290	283
Financing	129	141	151
Rental	264	262	225
Cost reimbursements	397	385	362

Total revenues	1,736	1,750	1,639

Expenses
Cost of vacation ownership products	197	214	203
Marketing and sales	315	316	329
Resort management and other services	199	206	213
Financing	24	25	26
Rental	238	251	225
General and administrative	99	99	86
Litigation settlement	19	4	41
Organizational and separation related	3	12	16
Consumer financing interest	26	31	41
Royalty fee	60	62	61
Impairment	1	1	—
Cost reimbursements	397	385	362

Total expenses	1,578	1,606	1,603

Gains and other income	5	1	9
Interest expense	(12)	(13)	(17)
Equity in earnings	—	—	1
Impairment (charges) reversals on equity investment	—	(1)	2

Income before income taxes	151	131	31
Provision for income taxes	(70)	(51)	(24)

Net income	$81	$80	$7

Contract Sales

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Contract Sales
Vacation ownership	$699	$679	$20	3%
Residential products	14	15	(1)	NM

Total contract sales	$713	$694	$19	3%

NM = not meaningful

Excluding the impact of the additional week in 2013, total contract sales increased $29 million and were driven by $20 million of higher contract sales in our North America segment and $12 million of higher contract sales in our Europe segment, partially offset by $3 million of lower contract sales in our Asia Pacific segment.

The $19 million increase in total contract sales was driven by $12 million of higher vacation ownership contract sales in our key North America segment and $11 million of higher contract sales in our Europe segment, partially offset by $3 million of lower contract sales in our Asia Pacific segment and $1 million of lower residential contract sales in our North America segment.

The increase in vacation ownership contract sales in our North America segment reflected a $12 million increase in sales at on-site sales locations, and no change in sales at off-site (non tour-based) sales locations. The increase in sales at on-site sales locations reflected a 6 percent increase in VPG to $3,386 in 2014 from $3,200 in 2013, partially offset by a 3 percent decline in the number of tours. The increase in VPG was due to higher pricing, a 0.3 percentage point increase in closing efficiency and an increase in the number of points sold per contract. Excluding the impact of the additional week in 2013, the number of tours declined 1.5 percent. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has continued to reduce our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter than in prior years. We implemented new programs in 2014 aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will increase tour flow in 2015.

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Contract Sales
Vacation ownership	$679	$687	$(8)	(1%)
Residential products	15	1	14	NM

Total contract sales	$694	$688	$6	1%

The $6 million increase in total contract sales was driven by $40 million, or 7 percent, of higher contract sales in our key North America segment, partially offset by $20 million of lower contract sales in our Asia Pacific segment (due to the closure of our off-site sales locations in Hong Kong and Japan in the fourth quarter of 2012) and $14 million of lower contract sales in our Europe segment ($11 million as we continued to sell through developer inventory and as $3 million as a result of higher rescission activity due to the extended rescission periods in our Europe segment during the second quarter of 2013). The period of time during which certain purchasers of interests in properties in our Europe segment from 2010 through 2013 could rescind their purchases was extended because the documentation that we provided for these sales was not strictly compliant. We refer to these extended periods as “extended rescission periods.” Excluding the impact of the additional week in 2013 (which was the last week of 2013), total contract sales decreased $3 million and were driven by $20 million of lower contract sales in our Asia Pacific segment and $14 million of lower contract sales in our Europe segment, partially offset by $31 million of higher contract sales in our North America segment.

The increase in contract sales in our North America segment included $14 million of higher residential contract sales, including $9 million associated with the continued execution of our strategy to dispose of excess inventory, and a $26 million, or 5 percent, increase in vacation ownership contract sales, which included $9 million from the additional week in 2013. The increase in vacation ownership contract sales reflected an 8 percent increase in VPG to $3,200 in 2013 from $2,963 in 2012. This increase in VPG was due to a nearly 4 percent price increase and a 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution. These increases were partially offset by a 3 percent decline in the number of tours. The decline in the number of tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We intend to increase tour flow through new programs aimed at generating existing owner tours and developing new marketing programs targeted toward first-time buyers.

Sale of Vacation Ownership Products

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Contract sales	$713	$694	$19	3%
Revenue recognition adjustments:
Reportability	(15)	30	(45)
Sales reserve	(32)	(36)	4
Other(1)	(18)	(16)	(2)

Sale of vacation ownership products	$648	$672	$(24)	(4%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The lower vacation ownership notes receivable reserve activity is due to a decrease in estimated default activity compared to 2013. Revenue reportability was higher in 2013 because the rescission period related to certain sales had expired, of which $21 million related to the impact of the extended rescission periods in our Europe segment.

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Contract sales	$694	$688	$6	1%
Revenue recognition adjustments:
Reportability	30	(15)	45
Sales reserve	(36)	(42)	6
Other(1)	(16)	(13)	(3)

Sale of vacation ownership products	$672	$618	$54	9%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The $3 million increase in sales incentives relates to the issuance of higher plus points as sales incentives in 2013. Plus points will ultimately be recognized as rental revenues upon usage or expiration of the plus points rather than revenues from the sale of vacation ownership products. Revenue reportability was higher in 2013 because the rescission period related to certain sales made in 2013 or prior periods expired during 2013, including $21 million of higher revenue reportability related to the impact of the extended rescission periods in our Europe segment, and because certain sales met the down payment requirement for revenue recognition purposes prior to the end of 2013. The lower reportability in 2012 reflected the fact that certain sales made during, or prior to, that period remained in the statutory rescission period or did not meet the down payment requirement for revenue recognition purposes prior to the end of the year, including $9 million of lower revenue reportability related to the impact of the extended rescission periods in our Europe segment.

Development Margin

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Sale of vacation ownership products	$648	$672	$(24)	(4%)
Cost of vacation ownership products	(197)	(214)	17	8%
Marketing and sales	(315)	(316)	1	NM

Development margin	$136	$142	$(6)	(5%)

Development margin percentage	20.9%	21.2%	(0.3 pts)

The decline in development margin reflected a $27 million impact from lower revenue reportability year-over-year (of which $12 million related to the impact of the extended rescission periods in our Europe segment in 2013) and $11 million of lower favorable product cost true-ups (nearly $7 million in 2014 compared to $18 million in 2013). These declines were partially offset by a $26 million increase from higher contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven mainly by $22 million from a favorable mix of lower cost real estate inventory being sold, $3 million from more efficient marketing and sales spending and $1 million from the net impact of the higher contract sales volume. In addition, the development margin reflected a $4 million impact from the decrease in vacation ownership notes receivable reserve activity and $2 million of severance related to the restructuring of sales locations in Europe in 2013.

The 0.3 percentage point decline in the development margin percentage reflected a nearly 3 percentage point decrease due to lower revenue reportability year-over-year and a 2 percentage point decrease due to the lower favorable product cost true-up activity year-over-year. These declines were partially offset by a 3 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in 2014, a less than 1 percentage point increase due to increased efficiency in marketing and sales spending and a less than 1 percentage point increase from the lower vacation ownership notes receivable reserve activity.

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Sale of vacation ownership products	$672	$618	$54	9%
Cost of vacation ownership products	(214)	(203)	(11)	(6%)
Marketing and sales	(316)	(329)	13	4%

Development margin	$142	$86	$56	64%

Development margin percentage	21.2%	14.0%	7.2 pts

The increase in development margin reflected a $33 million increase from higher contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to more efficient marketing and sales spending and a favorable mix of lower cost real estate inventory being sold, $27 million of higher revenue reportability year-over-year (including $18 million of higher revenue reportability related to the impact of the extended rescission periods in our Europe segment), $6 million of charges in 2012 related mainly to the closure of our Asia Pacific off-site sales locations in the fourth quarter of 2012, a $2 million benefit from lower vacation ownership notes receivable reserve activity, a $1 million charge in 2012 related to the settlement of a construction related dispute at one of our properties, and $1 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off as there were $1 million of higher than expected redemption costs in 2013 compared to $2 million of higher than expected redemption costs in 2012. These increases were partially offset by $12 million of lower favorable product cost true-ups ($18 million in 2013 compared to $30 million in 2012) and $2 million of severance charges related to the restructuring of sales locations in Europe in early 2013.

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

The 7 percentage point improvement in the development margin percentage reflected a 3 percentage point increase due to higher revenue reportability year-over-year, a 3 percentage point increase from the lower cost of vacation ownership products due to a favorable mix of lower cost real estate inventory being sold, a 2 percentage point increase due to increased efficiency in marketing and sales spending and a 1 percentage point increase from lower year-over-year other expenses. These increases were partially offset by a 2 percentage point decrease due to the lower favorable product cost true-up activity compared to 2012.

Resort Management and Other Services Revenues, Expenses and Margin

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Management fee revenues	$74	$70	$4	6%
Other services revenues	224	220	4	1%

Resort management and other services revenues	298	290	8	3%
Resort management and other services expenses	(199)	(206)	7	4%

Resort management and other services margin	$99	$84	$15	17%

Resort management and other services margin percentage	33.2%	29.0%	4.2 pts

The increase in resort management and other services revenues reflected $4 million of higher management fees, $3 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $3 million of higher fees from external exchange service providers and $1 million of higher resales commission, partially offset by $3 million of lower ancillary revenues. The decrease in ancillary revenues included a $3 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014 and a $2 million decline at The Abaco Club on Winding Bay (“The Abaco Club”), in the Bahamas, partially offset by a $2 million increase in ancillary revenues from food and beverage and golf offerings at our resorts.

The improvement in the resort management and other services margin reflected the increase in revenue, as well as $5 million of lower ancillary expenses due to the dispositions noted above and other operating improvements and $2 million of lower customer service and MVCD program expenses in 2014 compared to 2013.

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Management fee revenues	$70	$67	$3	4%
Other services revenues	220	216	4	3%

Resort management and other services revenues	290	283	7	3%
Resort management and other services expenses	(206)	(213)	7	3%

Resort management and other services margin	$84	$70	$14	20%

Resort management and other services margin percentage	29.0%	24.8%	4.2 pts

The increase in resort management and other services revenues reflected $4 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program and $3 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system. Our ancillary revenues were flat when compared to 2012, reflecting a $9 million decline in revenues due to the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012 offset by a $9 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts.

The improvement in the resort management and other services margin reflected $5 million of additional annual club dues earned in connection with the MVCD program net of expenses, a $4 million benefit from the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012 that experienced an operating loss in 2012, $3 million of higher customer services margin resulting from lower operating expenses, a $2 million increase in management fees net of expenses and $2 million of higher ancillary revenues net of expenses at our resorts, partially offset by $2 million of higher expenses primarily due to more MVCD owners utilizing an external exchange service provider.

Financing Revenues, Expenses and Margin

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Interest income	$123	$135	$(12)	(9%)
Other financing revenues	6	6	—	NM

Financing revenues	129	141	(12)	(9%)
Financing expenses	(24)	(25)	1	2%
Consumer financing interest expense	(26)	(31)	5	16%

Financing margin	$79	$85	$(6)	(8%)

Financing propensity	44%	42%

The decrease in financing revenues was due to an $85 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues, partially offset by lower consumer financing interest expense due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($3 million) as well as a lower average interest rate ($2 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Interest income	$135	$145	$(10)	(7%)
Other financing revenues	6	6	—	NM

Financing revenues	141	151	(10)	(7%)
Financing expenses	(25)	(26)	1	7%
Consumer financing interest expense	(31)	(41)	10	23%

Financing margin	$85	$84	$1	1%

Financing propensity	42%	43%

The decrease in financing revenues was due to a $109 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The increase in financing margin reflected lower consumer financing interest expense and lower financing expenses due to lower foreclosure activity, partially offset by the lower interest income. The lower consumer financing interest expense was due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($5 million) as well as a lower average interest rate ($5 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Rental revenues	$264	$262	$2	1%
Unsold maintenance fees—upscale	(51)	(54)	3	5%
Unsold maintenance fees—luxury	(10)	(12)	2	21%

Unsold maintenance fees	(61)	(66)	5	8%
Other expenses	(177)	(185)	8	4%

Rental margin	$26	$11	$15	147%

Rental margin percentage	10.0%	4.1%	5.9 pts

	Fiscal Years		Change	% Change
	2014	2013
Transient keys rented (1)	1,114,370	1,098,755	15,615	1%
Average transient key rate	$211.68	$205.68	$6.00	3%
Resort occupancy	89.4%	90.0%	(0.6 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 3 percent increase in average transient rate (nearly $7 million) and a company-wide 1 percent increase in transient keys rented ($3 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by $7 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The increase in rental margin reflected $22 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by the $7 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program).

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

The increase in rental revenues was due to a company-wide 14 percent increase in transient keys rented ($27 million), which were primarily sourced from an 8 percent increase in available keys (141,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, additional inventory from a new phase completed at one of our projects in Hawaii in the third quarter of 2012 and a lower utilization of plus points for stays at our resorts, as well as a company-wide 9 percent increase in average transient rate ($18 million) driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by an $8 million decrease in plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program), and the corresponding decline in the issuance of plus points as incentives for enrollment in the MVCD program.

The increase in rental margin reflected $16 million of higher rental revenues net of direct variable expenses (such as housekeeping), higher expenses incurred due to owners choosing alternative usage options, and higher unsold maintenance fees, as well as $3 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off ($4 million of higher than expected redemption costs in 2013 compared to $7 million of higher than expected redemption costs in 2012). These increases were offset by the $8 million decline in plus points revenue. The increase in unsold maintenance fees reflected the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012, as well as increased expenses associated with our inventory repurchase program.

Cost Reimbursements

2014 Compared to 2013

Cost reimbursements increased $12 million, or 4 percent, over the prior year, reflecting an increase of $13 million due to higher costs and $3 million due to additional managed unit weeks in 2014, partially offset by $4 million of lower costs associated with the two management contracts that were terminated in 2013.

2013 Compared to 2012

Cost reimbursements increased $23 million, or 6 percent, over the prior year, reflecting an increase of $30 million due to higher costs (including $7 million due to the fact that 2013 had 53 weeks) and $6 million due to additional managed unit weeks in 2013, partially offset by $13 million of lower costs associated with the termination of two management contracts in 2013.

General and Administrative

2014 Compared to 2013

General and administrative expenses were unchanged compared to the prior year at $99 million and included $2 million of higher personnel related costs and $1 million from the favorable resolution of an international tax (non-income tax) matter in 2013, offset by $3 million of savings related to organizational and separation relation efforts in the human resources, information technology and finance and accounting organizations.

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

Litigation Settlement

2014

During the fourth quarter of 2014, we completed the sale of The Abaco Club in the Bahamas. As a result of the sale we recorded a loss of $24 million, which is included in the Litigation settlement line on the Statement of Income. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for further information related to this transaction.

During the third quarter of 2014, an agreement in principle was reached to settle an action related to The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”). As a result of the agreement in principle, we recorded a charge of $3 million, which is included in the Litigation settlement line on the Statement of Income. See Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for further information related to this pending action.

During the second quarter of 2014, we agreed to settle a dispute with a service provider relating to services provided to us prior to 2011. The dispute related to certain lawsuits and claims asserted by several residential unit and fractional interest owners at the RCC San Francisco, a project within our North America segment, who questioned the adequacy of disclosures made regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”) and their payment obligations with respect to such bonds. In connection with the settlement, we received a one-time payment of $8 million after the end of the second quarter from the service provider, which no longer provides services to us. We recorded a gain of $8 million as a result of the settlement, which is included in the Litigation settlement line on the Statement of Income.

2013

In the first quarter of 2013 we reversed $1 million of the charge we recorded in 2012 based upon final settlement of the lawsuit related to the RCC San Francisco described under “2012” below that was pending at the end of 2012. In the fourth quarter of 2013 we recorded a $5 million charge related to the settlement of a lawsuit related to a project in our Europe segment. The plaintiffs in this lawsuit alleged breach of a partnership agreement and copyright infringement in connection with renovations at that project.

2012

In the fourth quarter of 2012 we agreed to settle two lawsuits in which certain of our subsidiaries were defendants. The plaintiffs in the lawsuits, residential unit owners at the RCC San Francisco, questioned the adequacy of disclosures made prior to 2008, when our business was part of Marriott International, regarding bonds issued for that project under the Mello-Roos Act and their payment obligations with respect to such bonds. A third lawsuit was pending at the end of 2012 in which one owner at the RCC San Francisco had asserted similar claims. That lawsuit was settled in 2013.

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

Organizational and Separation Related Efforts

2014 Compared to 2013 and 2013 Compared to 2012

Following the Spin-Off, Marriott International continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements, most of which we had ceased using as of the end of 2013. In connection with our continued organizational and separation related activities, we continue to incur certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology, and related finance and accounting organizations to support our stand-alone public company needs. We expect these efforts to be substantially completed in 2015.

Organizational and separation related expenses, as reflected on our Statements of Income, continue to decline on an annual basis and were $3 million in 2014, $12 million in 2013 and $16 million in 2012. In addition, $3 million of organizational and separation related costs were capitalized in 2014, compared to $7 million and $2 million of capitalized costs in 2013 and 2012, respectively.

We expect to incur an additional $5 million to $7 million in connection with these organizational and separation related efforts by the end of 2015, of which we expect $4 million to $5 million to be capitalized and amortized over the useful lives of the assets purchased or developed to achieve annualized savings. Once completed, we expect these efforts will generate approximately $15 million of annualized savings, of which $10 million and $14 million was achieved through the end of 2013 and 2014, respectively.

Interest Expense

2014 Compared to 2013

Interest expense decreased $1 million (from $13 million to $12 million) due to a $1 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under the Marriott Rewards Agreement and a $1 million decline in other interest expense, partially offset by $1 million of lower capitalized interest costs.

2013 Compared to 2012

Interest expense decreased $4 million (from $17 million to $13 million) due to a $3 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under the Marriott Rewards Agreement and $1 million in capitalized interest costs.

Royalty Fee

2014 Compared to 2013 and 2013 Compared to 2012

Royalty fee expense decreased $2 million in 2014 (from $62 million in 2013 to $60 million in 2014), and included $1 million of lower costs due to a higher portion of sales of pre-owned inventory, which carries a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent), and $1 million of lower costs due to the additional week in 2013. Royalty fee expense increased $1 million in 2013 (from $61 million in 2012 to $62 million in 2013) due to the additional week in 2013.

Impairment

2014 Compared to 2013 and 2013 Compared to 2012

In 2014, we recorded an impairment charge of $1 million with respect to a building as a result of a termination of a land lease at a project in our North America segment. In 2013, we recorded an impairment charge of $1 million related to a leased golf course at a project in our Europe segment. There were no impairment charges in 2012.

Gains and Other Income

2014 Compared to 2013 and 2013 Compared to 2012

Gains and other income of $5 million during 2014 included a $3 million gain on the disposition of undeveloped and partially developed land, an operating golf course and related assets, in Kauai, Hawaii and a $2 million gain related to the disposition of a golf course and adjacent undeveloped land in Orlando, Florida. Gains and other income of $1 million during 2013 related to a gain on the disposition of a multi-family parcel in St. Thomas, U.S. Virgin Islands. Gains and other income of $9 million during 2012 included an $8 million gain on the disposition of a golf course and related assets at one of our luxury projects.

Equity in Earnings

2014 Compared to 2013 and 2013 Compared to 2012

Equity in earnings, which relates to our investment in a joint venture in our Asia Pacific segment, was $0 during both 2014 and 2013, and $1 million in 2012.

Impairment (Charges) Reversals on Equity Investment

2014 Compared to 2013 and 2013 Compared to 2012

There were no impairment charges or reversals on equity investment in 2014. In 2013, we increased our accrual by $8 million for remaining costs we expected to incur in connection with an interest in an equity method investment in a joint venture project in our North America segment. This was partially offset by $7 million of earnings attributed to a partial repayment of previously reserved receivables due from the same joint venture. In 2012, we reversed $2 million of a previously recorded impairment of an equity investment because the actual costs incurred to suspend the marketing and sales operations associated with the equity investment were lower than previously estimated.

Income Tax

Our effective tax rates for fiscal years 2014, 2013 and 2012 were 46.37%, 39.23% and 80.08%, respectively. Our tax rate is affected by recurring items, such as non-deductible expenses, tax rates in foreign jurisdictions and the relative amount of income we earn in different jurisdictions, which, with the exception of the loss on the disposition of The Abaco Club in 2014, we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following is a description of the items impacting our effective tax rate during the current and prior two years.

2014 Compared to 2013

Our provision for income taxes increased $19 million (from $51 million to $70 million) due to higher consolidated income before income taxes and the change in the geographic composition of income before income taxes. We had lower income before income taxes in our foreign jurisdictions during 2014, as compared to 2013, due to the loss on the disposition of The Abaco Club in the Bahamas during the fourth quarter of 2014 and an increase in the income before income taxes attributable to the United States.

2013 Compared to 2012

Our provision for income taxes increased $27 million (from $24 million to $51 million) due to higher income before income taxes in both U.S. and foreign jurisdictions. We had higher income before income taxes in our foreign jurisdictions during 2013, as compared to 2012, due to the cumulative impact of the extended rescission periods in our Europe segment.

EBITDA

EBITDA, a financial measure that is not prescribed or authorized by GAAP, is defined as earnings, or net income, before interest expense (excluding consumer financing interest expense), provision for income taxes, depreciation and amortization. For purposes of our EBITDA calculation, we do not adjust for consumer financing interest expense because the associated debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and that is generally non-recourse to us. Further, we consider consumer financing interest expense to be an operating expense of our business.

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

	Fiscal Years
($ in millions)	2014	2013	2012
Net income	$81	$80	$7
Interest expense	12	13	17
Tax provision	70	51	24
Depreciation and amortization	19	23	30

EBITDA	$182	$167	$78

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 17, “Business Segments,” to our Financial Statements for further information on our segments, and “Business—Segments” for further details regarding our individual properties by segment.

As of January 2, 2015, we operated the following 58 properties by segment:

	U.S. (1)	Non-U.S.	Total
North America	45	5	50
Europe	—	5	5
Asia Pacific	—	3	3

Total	45	13	58

(1)	Includes properties located in the 48 contiguous states, Hawaii and Alaska.

North America

	Fiscal Years
($ in millions)	2014	2013	2012
Revenues
Sale of vacation ownership products	$578	$583	$532
Resort management and other services	263	255	249
Financing	120	132	143
Rental	234	233	198
Cost reimbursements	354	342	322

Total revenues	1,549	1,545	1,444

Expenses
Cost of vacation ownership products	170	184	176
Marketing and sales	272	270	260
Resort management and other services	169	176	184
Rental	209	222	196
Litigation settlement	19	(1)	41
Organizational and separation related	1	—	1
Royalty fee	9	10	9
Impairment	1	—	—
Cost reimbursements	354	342	322

Total expenses	1,204	1,203	1,189

Gains and other income	5	1	9
Impairment (charges) reversals on equity investment	—	(1)	2

Segment financial results	$350	$342	$266

Contract Sales

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Contract Sales
Vacation ownership	$620	$608	$12	2%
Residential products	14	15	(1)	NM

Total contract sales	$634	$623	$11	2%

Excluding the impact of the additional week in 2013, contract sales increased $20 million in our North America segment. The increase in vacation ownership contract sales in our North America segment reflected a $12 million increase in sales at on-site sales locations, and no change in sales at off-site (non tour-based) sales locations. The increase in sales at on-site sales locations reflected a 6 percent increase in VPG to $3,386 in 2014 from $3,200 in 2013, partially offset by a 3 percent decline in the number of tours. The increase in VPG was due to higher pricing, a 0.3 percentage point increase in closing efficiency and an increase in the number of points sold per contract. Excluding the impact of the additional week in 2013, the number of tours declined 1.5 percent. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend has continued to reduce our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We implemented new programs in 2014 aimed at generating existing owner tours and new marketing programs targeted toward first-time buyers, which we expect will increase tour flow in 2015.

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Contract Sales
Vacation ownership	$608	$582	$26	5%
Residential products	15	1	14	NM

Total contract sales	$623	$583	$40	7%

The increase in contract sales in our North America segment included $14 million of higher residential contract sales, including $9 million associated with the continued execution of our strategy to dispose of excess inventory, and a $26 million, or 5 percent, increase in vacation ownership contract sales, which included $9 million from the additional week in 2013.

The increase in vacation ownership contract sales reflected an 8 percent increase in VPG to $3,200 in 2013 from $2,963 in 2012. This increase in VPG was due to a nearly 4 percent price increase and a 1 percentage point increase in closing efficiency resulting from improved marketing and sales execution. These increases were partially offset by a 3 percent decline in the number of tours. The decline in the number of tours was driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This has reduced our existing owner tour flow because fewer owners are in our resorts, and their stays in our resorts are shorter, than in prior years. We intend to increase tour flow through new programs aimed at generating existing owner tours and developing new marketing programs targeted toward first-time buyers.

Sale of Vacation Ownership Products

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Contract sales	$634	$623	$11	2%
Revenue recognition adjustments:
Reportability	(13)	5	(18)
Sales reserve	(25)	(29)	4
Other(1)	(18)	(16)	(2)

Sale of vacation ownership products	$578	$583	$(5)	(1%)

(1) Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The lower vacation ownership notes receivable reserve activity is due to a decrease in estimated default activity compared to 2013.

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Contract sales	$623	$583	$40	7%
Revenue recognition adjustments:
Reportability	5	(4)	9
Sales reserve	(29)	(34)	5
Other(1)	(16)	(13)	(3)

Sale of vacation ownership products	$583	$532	$51	9%

(1) Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The lower vacation ownership notes receivable reserve activity is due to lower estimated default and delinquency activity, net of higher contract sales volume and revenue reportability in 2013. These increases were partially offset by $3 million of higher plus points issued as sales incentives in 2013. Plus points will ultimately be recognized as rental revenues upon usage or expiration of the plus points rather than revenues from the sale of vacation ownership products.

Development Margin

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Sale of vacation ownership products	$578	$583	$(5)	(1%)
Cost of vacation ownership products	(170)	(184)	14	8%
Marketing and sales	(272)	(270)	(2)	(1%)

Development margin	$136	$129	$7	5%

Development margin percentage	23.4%	22.1%	1.3 pts

The increase in development margin reflected a $24 million increase from higher contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven by $22 million from a favorable mix of lower cost real estate inventory being sold and $2 million from the net impact of the higher contract sales volume. Additionally, the increase in development margin reflected a $4 million decrease in vacation ownership notes receivable reserve activity. These increases were partially offset by $11 million of lower revenue reportability compared to 2013 and $10 million of lower favorable product cost true-ups ($6 million in 2014 compared to $16 million in 2013).

The 1.3 percentage point improvement in the development margin percentage reflected a 4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in 2014 and a less than 1 percentage point increase from the lower vacation ownership notes receivable reserve activity, partially offset by a 2 percentage point decrease due to the lower favorable product cost true-up activity year-over-year and a 1 percentage point decrease due to lower revenue reportability year-over-year.

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Sale of vacation ownership products	$583	$532	$51	9%
Cost of vacation ownership products	(184)	(176)	(8)	(5%)
Marketing and sales	(270)	(260)	(10)	(4%)

Development margin	$129	$96	$33	33%

Development margin percentage	22.1%	18.2%	3.9 pts

The increase in development margin reflected a $33 million increase from higher contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost real estate inventory being sold and more efficient marketing and sales spending, $6 million of higher revenue reportability year-over-year, a $2 million benefit from lower vacation ownership notes receivable reserve activity, $1 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off ($1 million of higher than expected redemption costs in 2013 compared to $2 million of higher than expected redemption costs in 2012), $1 million of severance costs incurred in 2012 and a $1 million charge in 2012 related to the settlement of a construction related dispute at one of our properties. These increases were partially offset by $11 million of higher favorable product cost true-ups in 2012 ($16 million in 2013 compared to $27 million in 2012).

The favorable product cost true-ups recorded in 2013 were the result of $12 million from increases in estimated future revenues associated with the sale of foreclosed inventory as well as changes in the sequencing of inventory into the MVCD program due to the continued reacquisition of previously sold inventory and nearly $4 million from lower construction costs.

The 4 percentage point improvement in the development margin percentage reflected a 3 percentage point increase from the lower cost of vacation ownership products due to a favorable mix of lower cost real estate inventory being sold, a nearly 2 percentage point increase due to increased efficiency in marketing and sales spending, and a 1 percentage point increase due to higher revenue reportability year-over-year. These increases were partially offset by a 2 percentage point decrease due to the lower favorable product cost true-up activity compared to 2012.

Resort Management and Other Services Revenues, Expenses and Margin

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Management fee revenues	$64	$61	$3	6%
Other services revenues	199	194	5	2%

Resort management and other services revenues	263	255	8	3%
Resort management and other services expenses	(169)	(176)	7	4%

Resort management and other services margin	$94	$79	$15	18%

Resort management and other services margin percentage	35.8%	31.1%	4.7 pts

The increase in resort management and other services revenues reflected $3 million of higher management fees, $3 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $3 million of higher fees from external exchange service providers and $2 million of higher resales commission and other revenues, partially offset by $3 million of lower ancillary revenues. The decrease in ancillary revenues included a $3 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014 and a $2 million decline at The Abaco Club, partially offset by a $2 million increase in ancillary revenues from food and beverage and golf offerings at our resorts.

The improvement in the resort management and other services margin reflected the increases in revenue, as well as $5 million of lower ancillary expenses due to the dispositions described above and other operating improvements and $2 million of lower customer service and MVCD program expenses in 2014 compared to 2013.

2013 Compared to 2012

	Fiscal Years		Change	% Change
($ in millions)	2013	2012
Management fee revenues	$61	$58	$3	4%
Other services revenues	194	191	3	3%

Resort management and other services revenues	255	249	6	3%
Resort management and other services expenses	(176)	(184)	8	4%

Resort management and other services margin	$79	$65	$14	22%

Resort management and other services margin percentage	31.1%	26.2%	4.9 pts

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

The improvement in the resort management and other services margin reflected $4 million of additional annual club dues earned in connection with the MVCD program net of expenses, a $4 million benefit from the disposition of a golf course and related assets at one of our Ritz-Carlton branded projects late in 2012 that experienced an operating loss in 2012, a $3 million increase in customer services margin resulting from lower operating expenses, $2 million of higher ancillary revenues net of expenses at our resorts, a $2 million increase in management fees net of expenses and $1 million of higher resales revenues net of expenses, partially offset by $2 million of higher expenses primarily due to more MVCD owners utilizing an external exchange service provider.

Financing Revenues, Expenses and Margin

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Interest income	$114	$126	$(12)	(10%)
Other financing revenues	6	6	—	NM

Financing revenues	$120	$132	$(12)	(10%)

Financing propensity	42%	40%

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

Rental Revenues, Expenses and Margin

We hold a significant amount of luxury inventory in the North America segment and as such, have a corresponding obligation to pay maintenance fees on the real estate interests we own. Because vacation ownership interests in our luxury inventory often consist of multiple weeks and require upscale fit and finishes and levels of service to meet Ritz-Carlton brand standards, maintenance fees for luxury inventory are much higher than for our other inventory. We mitigate the maintenance fee expense to the extent possible through open market rental and internal sales-related marketing programs; however, our opportunities to rent this inventory are limited due to contractual and legal restrictions.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Rental revenues	$234	$233	$1	1%
Unsold maintenance fees—upscale	(45)	(49)	4	5%
Unsold maintenance fees—luxury	(10)	(11)	1	21%

Unsold maintenance fees	(55)	(60)	5	8%
Other expenses	(154)	(162)	8	5%

Rental margin	$25	$11	$14	141%

Rental margin percentage	10.8%	4.5%	6.3 pts

	Fiscal Years
	2014	2013	Change	% Change
Transient keys rented(1)	1,022,846	1,005,851	16,995	2%
Average transient key rate	$204.38	$199.65	$4.73	2%
Resort occupancy	90.3%	90.7%	(0.4 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a 2 percent increase in average transient rate (nearly $5 million) and a 2 percent increase in transient keys rented ($3 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory, partially offset by $7 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The increase in rental margin reflected $21 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options and unsold maintenance fees, partially offset by the $7 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program).

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

The increase in rental revenues was due to a 15 percent increase in transient keys rented ($25 million), which were primarily sourced from a 10 percent increase in available keys (159,000 additional available keys) resulting from an increase in the number of owners choosing to exchange their vacation ownership interests for alternative usage options, additional inventory from a new phase completed at one of our projects in Hawaii after the end of the second quarter of 2012 and a lower utilization of plus points for stays at our resorts, as well as a 10 percent increase in average transient rate ($18 million) driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by an $8 million decrease in plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program) and the corresponding decline in the issuance of plus points as incentives for enrollment in the MVCD program.

The increase in rental margin reflected $14 million of higher rental revenues net of direct variable expenses (such as housekeeping), higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees, as well as $3 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off ($4 million of higher than expected redemption costs in 2013 compared to $7 million of higher than expected redemption costs in 2012). These increases were partially offset by the $8 million decline in plus points revenue. The increase in unsold maintenance fees reflected the addition of new inventory upon completion of a phase at one of our projects in Hawaii in 2012, as well as increased expenses associated with our inventory repurchase program.

Europe

	Fiscal Years
($ in millions)	2014	2013(1)	2012
Revenues
Sale of vacation ownership products	$35	$55	$32
Resort management and other services	31	31	30
Financing	4	4	4
Rental	22	22	20
Cost reimbursements	40	36	26

Total revenues	132	148	112

Expenses
Cost of vacation ownership products	9	16	9
Marketing and sales	24	26	29
Resort management and other services	27	28	27
Rental	16	17	18
Litigation settlement	—	5	—
Royalty fee	—	1	1
Impairment	—	1	—
Cost reimbursements	40	36	26

Total expenses	116	130	110

Segment financial results	$16	$18	$2

(1)	Europe and Asia Pacific segment revenues and expenses have been restated to correct certain immaterial prior period errors. For 2013, $7 million of cost reimbursements were reclassified from the Asia Pacific segment to the Europe segment.

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in millions)	2014	2013
Contract Sales
Vacation ownership	$45	$34	$11	34%

Total contract sales	$45	$34	$11	34%

The increase in contract sales reflected stronger sales from our Middle East sales location ($6 million) and from our onsite sales locations in Spain ($1 million), stronger sales of fractional interests at our project in London, United Kingdom ($1 million) and higher cancellation activity in 2013 associated with the extended rescission periods in this segment ($3 million).

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

Sale of Vacation Ownership Products

2014 Compared to 2013

	Fiscal Years
($ in millions)	2014	2013	Change	% Change
Contract sales	$45	$34	$11	33%
Revenue recognition adjustments:
Reportability	(5)	25	(30)
Sales reserve	(5)	(4)	(1)

Sale of vacation ownership products	$35	$55	$(20)	(36%)

Revenue reportability was higher in 2013 because the rescission period related to certain sales had expired during 2013, of which $21 million related to the impact of the extended rescission periods in this segment.

2013 Compared to 2012

	Fiscal Years
($ in millions)	2013	2012	Change	% Change
Contract sales	$34	$48	$(14)	(29%)
Revenue recognition adjustments:
Reportability	25	(11)	36
Sales reserve	(4)	(5)	1

Sale of vacation ownership products	$55	$32	$23	73%

Revenue reportability was higher in 2013 because the rescission period related to certain sales made in the current or prior periods expired before the end of 2013, including $21 million of revenue reportability related to the impact of the extended rescission periods in this segment. The lower reportability in 2012 reflected the fact that certain sales made during or prior to that period remained in the statutory rescission period at the end of 2012.

Development Margin

2014 Compared to 2013

	Fiscal Years
($ in millions)	2014	2013	Change	% Change
Sale of vacation ownership products	$35	$55	$(20)	(36%)
Cost of vacation ownership products	(9)	(16)	7	44%
Marketing and sales	(24)	(26)	2	6%

Development margin	$2	$13	$(11)	(85%)

Development margin percentage	5.6%	24.2%	(18.6 pts)

The decrease in development margin reflected $18 million from lower revenue reportability year-over-year (of which $12 million related to the impact of the extended rescission periods in this segment), partially offset by a $5 million increase from higher vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to more efficient marketing and sales spending, as well as $2 million of severance charges related to the restructuring of sales locations in 2013.

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

Asia Pacific

	Fiscal Years
($ in millions)	2014	2013(1)	2012
Revenues
Sale of vacation ownership products	$35	$34	$54
Resort management and other services	4	4	4
Financing	5	5	4
Rental	8	7	7
Cost reimbursements	3	7	14

Total revenues	55	57	83

Expenses
Cost of vacation ownership products	8	7	12
Marketing and sales	19	20	40
Resort management and other services	3	2	2
Rental	13	12	11
Royalty fee	1	1	1
Cost reimbursements	3	7	14

Total expenses	47	49	80

Equity in earnings	—	—	1

Segment financial results	$8	$8	$4

(1)	Europe and Asia Pacific segment revenues and expenses have been restated to correct certain immaterial prior period errors. For 2013, $7 million of cost reimbursements were reclassified from the Asia Pacific segment to the Europe segment.

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement. Our on-site sales locations are more efficient sales channels than our off-site sales locations and we plan to focus on future inventory acquisitions with strong on-site sales locations. Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015. We expect to reinvest the proceeds from the disposition in new timeshare destinations in the region with strong on-site sales locations.

Contract Sales

2014 Compared to 2013

	Fiscal Years
($ in millions)	2014	2013	Change	% Change
Contract Sales
Vacation ownership	$34	$37	$(3)	(8%)

Total contract sales	$34	$37	$(3)	(8%)

The decline in contract sales reflected a 9 percent decrease in the number of tours, which were impacted by the increase in the cancellations rate due to the change in the Singapore timeshare regulations and continued political turmoil in Thailand, offset by an $18 increase in VPG.

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

Sale of Vacation Ownership Products

2014 Compared to 2013

	Fiscal Years
($ in millions)	2014	2013	Change	% Change
Contract sales	$34	$37	$(3)	(8%)
Revenue recognition adjustments:
Reportability	3	—	3
Sales reserve	(2)	(3)	1

Sale of vacation ownership products	$35	$34	$1	4%

2013 Compared to 2012

	Fiscal Years
($ in millions)	2013	2012	Change	% Change
Contract sales	$37	$57	$(20)	(36%)
Revenue recognition adjustments:
Sales reserve	(3)	(3)	—

Sale of vacation ownership products	$34	$54	$(20)	(38%)

Development Margin

2014 Compared to 2013

	Fiscal Years
($ in millions)	2014	2013	Change	% Change
Sale of vacation ownership products	$35	$34	$1	4%
Cost of vacation ownership products	(8)	(7)	(1)	(22%)
Marketing and sales	(19)	(20)	1	6%

Development margin	$8	$7	$1	15%

Development margin percentage	22.0%	19.8%	2.2 pts

The increase in development margin reflected $2 million of favorable reportability compared to the prior year. This increase was partially offset by the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), and included less efficient marketing and sales spending at our existing sales locations due to an inability to leverage fixed costs on the lower sales volumes, as well as a more than $1 million favorable product cost true up in 2013.

2013 Compared to 2012

	Fiscal Years
($ in millions)	2013	2012	Change	% Change
Sale of vacation ownership products	$34	$54	$(20)	(38%)
Cost of vacation ownership products	(7)	(12)	5	43%
Marketing and sales	(20)	(40)	20	50%

Development margin	$7	$2	$5	NM

Development margin percentage	19.8%	3.4%	16.4 pts

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

Corporate and Other

	Fiscal Years
($ in millions)	2014	2013	2012
Cost of vacation ownership products	$10	$7	$6
Financing	24	25	26
General and administrative	99	99	86
Organizational and separation related	2	12	15
Consumer financing interest	26	31	41
Royalty fee	50	50	50

Total Expenses	$211	$224	$224

Corporate and Other consists of results not specifically attributable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses incurred to support overall company development, company-wide general and administrative costs, and the fixed royalty fee payable under the License Agreements that we entered into with Marriott International in connection with the Spin-Off, as well as consumer financing interest expense.

2014 Compared to 2013

Total expenses decreased $13 million from 2013. The $13 million decrease resulted from $10 million of lower organizational and separation related expenses due to the completion of many of the initiatives relating to our separation from Marriott International, $5 million of lower consumer financing interest expense and $1 million of lower financing expenses, partially offset by $3 million of higher cost of vacation ownership products expenses due to higher pre-development spending associated with potential acquisitions.

The $5 million decline in consumer financing interest expense was due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($3 million) as well as a lower average interest rate ($2 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

General and administrative expenses were unchanged compared to 2013 at $99 million and included $2 million of higher personnel related costs and $1 million from the favorable resolution of an international tax (non-income tax) matter in 2013, partially offset by $3 million of savings related to organizational and separation relation efforts in the human resources, information technology and finance and accounting organizations.

2013 Compared to 2012

Total expenses were flat compared to 2012. The $10 million of lower consumer financing interest expense, $3 million of lower organizational and separation related expenses and $1 million of lower financing expenses due to lower foreclosure activity, was offset by $13 million of higher general and administrative expenses and $1 million of higher cost of vacation ownership products.

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

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($347 million at the end of 2014), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements and fulfill other cash requirements. At the end of 2014, $708 million of the $711 million of total debt outstanding was non-recourse debt associated with vacation ownership notes receivable securitizations. In addition, we have $40 million of mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021. We may, however, redeem the preferred stock at par after October 2016 at our option.

At the end of 2014, we had $768 million of real estate inventory on hand, comprised of $413 million of finished goods and $355 million of land and infrastructure. We expect to continue to sell excess Ritz-Carlton branded inventory through the MVCD program in order to generate incremental cash and reduce related carrying costs.

Our vacation ownership product offerings also allow us to utilize our real estate inventory efficiently. The majority of our sales are of a points-based product, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we need to have only a few resorts under construction at any given time and can leverage successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe that our points-based programs enable us to align our real estate inventory acquisitions with the pace of sales of vacation ownership products.

We are selectively pursuing growth opportunities in North America and Asia by targeting high-quality inventory that would allow us to add desirable new destinations to our system with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These asset light deals may consist of the development of new inventory or the conversion of previously built units by third parties just prior to sale.

We intend our capital allocation strategy to strike a balance between enhancing our operations and using our capital to provide returns to our shareholders through programs such as share repurchase programs and payment of dividends.

During 2014, 2013 and 2012, we had net changes in cash and cash equivalents of $147 million, $97 million and ($7) million, respectively. The following table summarizes these changes:

	Fiscal Years
($ in millions)	2014	2013	2012
Cash provided by (used in):
Operating activities	$291	$162	$163
Investing activities	43	(36)	3
Financing activities	(185)	(29)	(172)
Effect of change in exchange rates on cash and cash equivalents	(2)	—	(1)

Net change in cash and cash equivalents	$147	$97	$(7)

Cash from Operating Activities

Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding vacation ownership notes receivable and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts, the acquisition of additional inventory or funding our working capital needs.

We minimize our working capital needs through cash management, strict credit-granting policies and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing of sales contracts for vacation ownership products, financing propensity and cash outlays for real estate inventory acquisition and development.

In 2014, we generated $291 million of cash flows from operating activities, compared to $162 million in 2013. The improvement in cash flows reflected the favorable timing of real estate inventory spending, lower payments on our liability for the Marriott Rewards customer loyalty program, higher cash receipts on sales that have not met the criteria for revenue recognition, and the unfavorable impact in 2013 attributable to payments of a previously accrued litigation settlement. These improvements were partially offset by lower collections of vacation ownership notes receivables resulting from lower vacation ownership notes receivable portfolio balances.

In 2014, we recorded $13 million of residential contract sales associated with the sale of seven units at the RCC San Francisco that we bought back as part of a legal settlement at the end of 2012. We recorded $15 million of residential contract sales in 2013, including $5 million associated with three units sold at this project.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real Estate Inventory Spending Less Than Cost of Sales

	Fiscal Years
($ in millions)	2014	2013	2012
Real estate inventory spending	$(99)	$(165)	$(120)
Real estate inventory costs	180	199	187

Real estate inventory spending less than cost of sales	$81	$34	$67

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the MVCD program, our spending for real estate inventory remained below the amount of real estate inventory costs in each of 2014, 2013 and 2012. While we continue to manage our real estate inventory spending as we selectively pursue growth opportunities, real estate inventory spending may exceed real estate inventory costs in the future due to the timing of future acquisitions of inventory.

Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.

Notes Receivable Collections in Excess of New Mortgages

	Fiscal Years
($ in millions)	2014	2013	2012
Vacation ownership notes receivable collections — non-securitized	$103	$113	$107
Vacation ownership notes receivable collections — securitized	184	197	204
Vacation ownership notes receivable originations	(268)	(260)	(262)

Vacation ownership notes receivable collections in excess of originations	$19	$50	$49

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections continued to decline over the three years due to the declining vacation ownership notes receivable balance, partially offset by an increase in the vacation ownership product sales volumes. Vacation ownership notes receivable originations increased in 2014 compared to 2013 and 2012 due to a slight increase in financing propensity to 44 percent in 2014 from 42 percent in 2013 and 43 percent in 2012.

During 2014 and 2013, and as of January 2, 2015 and January 3, 2014, no securitized vacation ownership notes receivable pools were out of compliance with established performance parameters. For 2012, approximately $1 million of cash flows were redirected as a result of vacation ownership notes receivable pools failing to meet established performance parameters during that year. At January 2, 2015, we had 8 securitized vacation ownership notes receivable pools outstanding.

Cash from Investing Activities

	Fiscal Years
($ in millions)	2014	2013	2012
Capital expenditures for property and equipment (excluding inventory)	$(15)	$(22)	$(17)
(Increase) decrease in restricted cash	(24)	(17)	12
Dispositions, net	82	3	8

Net cash provided by (used in) investing activities	$43	$(36)	$3

Capital Expenditures for Property and Equipment

Capital expenditures for property and equipment relates to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.

In 2014, capital expenditures for property and equipment of $15 million included $10 million to support business operations (including $7 million for ancillary and operations assets and $3 million for sales locations) and $5 million for technology spending (including $3 million for Spin-Off related initiatives).

In 2013, capital expenditures for property and equipment of $22 million included $14 million to support business operations (including $11 million for ancillary and operations assets and $3 million for sales locations) and $8 million for technology spending (including $7 million for Spin-Off related initiatives).

In 2012, capital expenditures for property and equipment of $17 million included $12 million to support business operations (including $9 million for ancillary and operations assets and $3 million for sales locations) and $5 million for technology spending (including $2 million for Spin-Off related initiatives).

(Increase) Decrease in Restricted Cash

Restricted cash primarily consists of cash held in reserve accounts related to vacation ownership notes receivable securitizations, cash collected for maintenance fees to be remitted to property owners’ associations and deposits received, primarily associated with tour package sales and vacation ownership product sales that are held in escrow until the associated contract has closed or the period in which it can be rescinded has expired, depending on applicable legal requirements.

The 2014 increase in restricted cash reflected $16 million of higher cash collections for maintenance fees to be remitted to certain property owners’ associations subsequent to the end of 2014, a $10 million increase in sales that are held in escrow related to Hawaiian requirements for tour package sales and $1 million of higher cash collected in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2014, partially offset by a $3 million decrease in funds required to be held in escrow to guarantee our credit card business in the Asia Pacific segment.

The 2013 increase in restricted cash reflected $14 million of higher cash collections for maintenance fees to be remitted to certain property owners’ associations subsequent to the end of 2013 and $3 million of higher cash collected in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2013.

The 2012 decrease in restricted cash reflected $11 million of lower cash collected in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2012 (due to four fewer securitized pools outstanding in 2012) and lower cash collections for maintenance fees to be remitted to certain property owners’ associations.

We expect fluctuations in restricted cash for maintenance fee activity to be relatively stable on an annual basis, with cash inflows occurring in the fourth quarter upon receipt of maintenance fees and cash outflows occurring in the first and second quarters upon remittance to property owners’ associations.

Dispositions

Dispositions of property and assets generated cash proceeds of $82 million in 2014, $3 million in 2013 and $8 million in 2012. The 2014 dispositions included $39 million from the sale of undeveloped and partially developed land, an operating golf course and related assets in Kauai, Hawaii, $23 million from the sale of an operating golf course and undeveloped land in Orlando, Florida, $10 million from the sale of undeveloped land on Singer Island, Florida, $8 million from the sale of undeveloped and partially developed land, an operating golf course, spa and clubhouse and related facilities at The Abaco Club, $1 million from the sale of undeveloped land in Paris, France and $1 million from the sale of several lots in St. Thomas, U.S. Virgin Islands. The 2013 dispositions related to the sale of a multi-family parcel and several lots in St. Thomas, U.S. Virgin Islands. The 2012 dispositions related to a disposition of a golf course and related assets at one of our luxury projects.

Cash from Financing Activities

	Fiscal Years
($ in millions)	2014	2013	2012
Borrowings from securitization transactions
Bonds payable on securitized vacation ownership notes receivable	$263	$250	$238
Borrowings on Warehouse Credit Facility	—	111	—

Subtotal	263	361	238

Repayment of debt related to securitization transactions
Bonds payable on securitized vacation ownership notes receivable	(230)	(250)	(293)
Repayments on Warehouse Credit Facility	—	(111)	(118)

Subtotal	(230)	(361)	(411)

Borrowings on Revolving Corporate Credit Facility	—	25	15
Repayments on Revolving Corporate Credit Facility	—	(25)	(15)
Debt issuance costs	(7)	(5)	(7)
Repurchase of common stock	(203)	(26)	—
Payment of dividends	(8)	—	—
Proceeds from stock option exercises	3	4	9
Excess tax benefits from share-based compensation	5	3	3
Payment of withholding taxes on vesting of restricted stock units	(8)	(5)	(4)

Net cash used in financing activities	$(185)	$(29)	$(172)

Warehouse Credit Facility

During 2014, we amended and restated the agreements associated with the Warehouse Credit Facility. As a result, the revolving period was extended to September 15, 2016, and borrowings under the Warehouse Credit Facility bear interest at a rate based on the one-month LIBOR and bank conduit commercial paper rates plus 1.0 percent per annum and are generally limited at any point to the sum of the products of the applicable advance rates and the eligible vacation ownership notes receivable at such time. Other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the amendment and restatement. At January 2, 2015, no amounts were outstanding under the Warehouse Credit Facility and $25 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote No. 10, “Debt,” to our Financial Statements for additional information regarding our Warehouse Credit Facility.

Revolving Corporate Credit Facility

During 2014, we amended and restated the Revolving Corporate Credit Facility. The amendment and restatement resulted in, among other things, an extension of the final maturity of the lenders’ commitments from November 21, 2016 to September 10, 2019, a decrease in the interest margin on borrowings, lower commitment fees on unused availability and additional flexibility to determine whether to pledge certain collateral. The Revolving Corporate Credit Facility has a borrowing capacity of $200 million, including a letter of credit sub-facility of $100 million, and provides support for our business, including ongoing liquidity and letters of credit. At January 2, 2015, no amounts were outstanding under the Revolving Corporate Credit Facility, however we had $3 million of letters of credit outstanding. See Footnote No. 10, “Debt,” to our Financial Statements for additional information our Revolving Corporate Credit Facility.

Borrowings from / Repayments of Debt Related to Securitization Transactions

We reflect proceeds from securitizations of vacation ownership notes receivable, including draw downs on the Warehouse Credit Facility, as “Borrowings from securitization transactions.” We reflect repayments of bonds associated with vacation ownership notes receivable securitizations and repayments on the Warehouse Credit Facility (including vacation ownership notes receivable repurchases) as “Repayment of debt related to securitization transactions.” We account for our securitizations of vacation ownership notes receivable as secured borrowings and therefore do not recognize a gain or loss as a result of the transaction. The results of operations for the securitization entities are consolidated within our results of operations as these entities are variable interest entities for which we are the primary beneficiary.

During 2014, we completed two securitization transactions. In the second quarter of 2014, we completed the securitization of a pool of $24 million of primarily highly-seasoned vacation ownership notes receivable that we previously classified as not being eligible for securitization. In connection with the securitization, investors purchased in a private placement $23 million in vacation ownership loan-backed notes from the Kyuka Owner Trust 2014-A with an interest rate of 6.25 percent. The securitized loans previously were classified as not eligible for securitization using criteria applicable to then current securitization transactions in the ABS market because they did not meet certain representation criteria required in such securitizations, or because of other factors that may have reflected investor demand in a securitization transaction.

In the fourth quarter of 2014, we completed the securitization of a pool of $250 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $240 million in vacation ownership loan-backed notes from the MVW Owner Trust 2014-1 (the “2014-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2014-1 Trust: $216 million of Class A Notes and $24 million of Class B Notes. The Class A Notes have an interest rate of 2.25 percent and the Class B Notes have an interest rate of 2.70 percent, for an overall weighted average interest rate of 2.29 percent.

During 2013, we completed the securitization of a pool of $263 million of vacation ownership notes receivable, including $116 million of vacation ownership notes receivable that were previously securitized in the Warehouse Credit Facility. In connection with the securitization, investors purchased in a private placement $250 million in vacation ownership loan-backed notes from the MVW Owner Trust 2013-1 (the “2013-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2013-1 Trust: $224 million of Class A Notes and $26 million of Class B Notes. The Class A Notes have an interest rate of 2.15 percent and the Class B Notes have an interest rate of 2.74 percent, for an overall weighted average interest rate of 2.21 percent.

During 2012, we completed the securitization of a pool of $250 million of vacation ownership notes receivable, including $122 million of vacation ownership notes receivable that were previously securitized in the Warehouse Credit Facility. In connection with the securitization, investors purchased in a private placement $238 million in vacation ownership loan-backed notes from the Marriott Vacation Club Owner Trust 2012-1 (the “2012-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2012-1 Trust: $210 million of Class A Notes and $28 million of Class B Notes. The Class A Notes have an interest rate of 2.51 percent and the Class B Notes have an interest rate of 3.50 percent, for an overall weighted average interest rate of 2.625 percent.

Debt Issuance Costs

Debt issuance costs in 2014 included $4 million associated with the two 2014 vacation ownership notes receivable securitizations and $3 million associated with the amendment and restatement of the Warehouse Credit Facility and the Revolving Corporate Credit Facility during 2014. Debt issuance costs in 2013 included $4 million associated with the 2013 vacation ownership notes receivable securitization and a combined $1 million related to the renewal of the Warehouse Credit Facility and the amendment of the Revolving Corporate Credit

Facility during the year. Debt issuance costs in 2012 included $4 million associated with the 2012 vacation ownership notes receivable securitization and $3 million associated with the amendment and restatement of both the Warehouse Credit Facility and the Revolving Corporate Credit Facility during 2012.

Share Repurchase Program

During 2014, we repurchased 3,491,702 shares of our common stock for $203 million, at an average price per share of $58.31, under our share repurchase program. See Footnote No. 13, “Shareholders’ Equity,” to our Financial Statements for further information related to the share repurchase program.

Dividends

On October 14, 2014, our Board of Directors declared a quarterly dividend of $0.25 per share to shareholders of record as of October 28, 2014, which we paid on November 12, 2014. On February 12, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share to be paid on March 11, 2015, to shareholders of record as of February 26, 2015. Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of year-end 2014:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Debt(1)	$805	$138	$220	$163	$284
Mandatorily redeemable preferred stock of consolidated subsidiary(1)	74	5	9	11	49
Liability for Marriott Rewards customer loyalty program(2)	93	27	66	—	—
Operating leases	78	14	23	15	26
Purchase obligations(3)	253	189	55	5	4
Other long-term obligations	9	7	2	—	—

Total contractual obligations	$1,312	$380	$375	$194	$363

(1)	Includes principal as well as interest payments.

(2)	Includes interest accretion.

(3)	Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected herein represent expected funding under such contracts. Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

We have joined in Marriott International’s U.S. Federal tax consolidated filing for periods up to the date of the Spin-Off. Although we do not anticipate that a significant impact on our unrecognized tax benefit balance will occur during the next fiscal year as a result of audits by other tax jurisdictions, the amount of our liability for unrecognized tax benefits could change as a result of these audits. See Footnote No. 2, “Income Taxes,” to our Financial Statements for additional information.

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products. The terms of the guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product.

Our commitments under these guarantees expire as the notes mature or are repaid. Our maximum potential exposure under such guarantees as of January 2, 2015 in the Asia Pacific and North America segments was $8 million and $3 million, respectively. The underlying debt to third-party lenders will mature between 2015 and 2022.

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

Recent Accounting Pronouncements

See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards,

Critical Accounting Estimates

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

Loss contingencies, including information on how we account for loss contingencies; and

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

Our Warehouse Credit Facility provides variable rate financing when we place consumer loans we originate primarily in support of our North American business into that facility. We may manage the interest rate risk of this facility by entering into derivative contracts such as swaps or caps that are traditionally utilized in warehouse funding arrangements. We intend to securitize vacation ownership notes receivable in the ABS market at least once per year. For these types of transactions or arrangements, we expect to secure fixed rate funding to match our fixed rate vacation ownership notes receivable. However, if we have floating rate debt in the future, we plan to hedge the interest rate risk using derivative instruments. Changes in interest rates may impact the fair value of our fixed rate long-term debt.

From time to time, we may use derivative instruments to reduce market risks due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of the Warehouse Credit Facility. As of January 2, 2015, we were not party to any material derivative interest rates or hedges.

Please see Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for additional information associated with derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of year-end 2014 for our financial instruments that are impacted by market risks:

($ in millions)		Maturities by Period
	Average Interest Rate	2015	2016	2017	2018	2019	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	11.6%	$47	$25	$20	$14	$11	$49	$166	$172
Vacation ownership notes receivable — securitized	12.8%	$112	$109	$102	$87	$77	$264	$751	$909
Liabilities – Maturities represent expected principal receipts; fair values represent liabilities
Non-recourse debt associated with vacation ownership notes receivable securitizations	3.1%	$(116)	$(109)	$(80)	$(72)	$(72)	$(259)	$(708)	$(713)
Mandatorily redeemable preferred stock of consolidated subsidiary	12.0%	$—	$—	$—	$—	$—	$(40)	$(40)	$(44)
Other debt	8.3%	$—	$—	$—	$—	$—	$(3)	$(3)	$(3)

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are contained on pages F-2 through F-49 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with our 2015 Annual Meeting of Shareholders by reference in this Annual Report.

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

Executive Officers

Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 13, 2015, except where indicated.

Name and Title	Age	Business Experience
Stephen P. Weisz President and Chief Executive Officer	64	Stephen P. Weisz has served as our President since 1996 and as our Chief Executive Officer since 2011; he has also been a member of our Board of Directors since 2011. Mr. Weisz joined Marriott International in 1972. Over his 39-year career with Marriott International, he held a number of leadership positions in the Lodging division, including Regional Vice President of the Mid-Atlantic Region, Senior Vice President of Rooms Operations, and Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994 before being named to lead our company in 1996. He currently serves as a member of the Board of Directors of the American Resort Development Association and is its Chair-elect. Mr. Weisz is also the Chairman of the Board of Trustees of Children’s Miracle Network.

R. Lee Cunningham Executive Vice President and Chief Operating Officer	55	R. Lee Cunningham has served as our Executive Vice President and Chief Operating Officer since December 2012. From 2007 to December 2012, he served as our Executive Vice President and Chief Operating Officer – North America and Caribbean. Mr. Cunningham joined Marriott International in 1982 and held various front office assignments at Marriott hotels in Atlanta, Scottsdale, Miami, Kansas City, and Washington, D.C. In 1990, he became one of Marriott International’s first revenue management-focused associates and held roles at property, regional and corporate levels. Mr. Cunningham joined our company in 1997 as Vice President of Revenue Management and Owner Service Operations.

Name and Title	Age	Business Experience

Clifford M. Delorey Executive Vice President and Chief Resort Experience Officer	54	Clifford M. Delorey has served as our Executive Vice President and Chief Resort Experience Officer since October 2012. From May 2011 to October 2012, Mr. Delorey served as Vice President of Operations for the Middle East and Africa region for Marriott International. From April 2006 to May 2011, he served as our Vice President of Operations for the East region. Mr. Delorey joined Marriott International in 1981 and served in a number of operational roles, including Director of International Operations.

John E. Geller, Jr. Executive Vice President and Chief Financial Officer	47	John E. Geller, Jr. has served as our Executive Vice President and Chief Financial Officer since 2009. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer. In 2008, he led finance and accounting for Marriott International’s North American Lodging Operation’s West region as Chief Financial Officer. Mr. Geller began his professional career at Arthur Andersen, where he was promoted to audit partner in its real estate and hospitality practice in 2000. During 2002 and 2003, he was an audit partner with Ernst & Young in its real estate and hospitality practice. Mr. Geller served as Chief Financial Officer at AutoStar Realty in 2004.

James H Hunter, IV Executive Vice President and General Counsel	52	James H Hunter, IV has served as our Executive Vice President and General Counsel since November 2011. Prior to that time, he had served as Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994 as Corporate Counsel and was promoted to Senior Counsel in 1996 and Assistant General Counsel in 1998. While at Marriott International, he held several leadership positions supporting development of Marriott’s lodging brands in all regions worldwide. Prior to joining Marriott International, Mr. Hunter was an associate at the law firm of Davis, Graham & Stubbs in Washington, D.C.

Lizabeth Kane-Hanan Executive Vice President and Chief Growth and Inventory Officer	48	Lizabeth Kane-Hanan has served as our Executive Vice President and Chief Growth and Inventory Officer since November 2011. Prior to that time, she had served as our Senior Vice President, Resort Development and Planning, Inventory and Revenue Management and Product Innovation since 2009. Ms. Kane-Hanan joined our company in 2000, and has nearly 25 years of hospitality industry experience. Before joining Marriott International, she spent 14 years in public accounting and advisory firms, including Arthur Andersen and Horwath Hospitality, where she specialized in real estate strategic planning, acquisitions and development. At our company, she has held several leadership positions of increasing responsibility.

Name and Title	Age	Business Experience

Brian E. Miller Executive Vice President and Chief Sales and Marketing Officer	51	Brian E. Miller has served as our Executive Vice President and Chief Sales and Marketing Officer since November 2011. Prior to that time, he had served as our Senior Vice President, Sales and Marketing and Service Operations since 2007. Mr. Miller joined our company in 1991 as National Director of Marketing Operations and has more than 25 years of vacation ownership marketing and sales expertise. In 1994, he was promoted to Vice President of Marketing. From 1995 to 2000, he served as Regional Vice President of Sales and Marketing for the Europe and Middle East region based in London. He left our company briefly, but returned in 2001 to assume the role of Senior Vice President, Sales and Marketing.

Dwight D. Smith Executive Vice President and Chief Information Officer	54	Dwight D. Smith has served as our Executive Vice President and Chief Information Officer since December 2011. Prior to that time, he served as our Senior Vice President and Chief Information Officer since 2006. Mr. Smith joined Marriott International in 1988 as Senior Manager and then Director of Information Resources for Roy Rogers Restaurants. He worked from 1982 to 1988 at Andersen Consulting as Staff Consultant and then Consulting Manager in the advanced technology group. Mr. Smith moved to our corporate headquarters in 1990.

Michael E. Yonker Executive Vice President and Chief Human Resources Officer	56	Michael E. Yonker has served as our Executive Vice President and Chief Human Resources Officer since December 2011. Prior to that time, he served as our Chief Human Resources Officer since 2010. Mr. Yonker joined Marriott International in 1983 as Assistant Controller at the Lincolnshire Marriott Resort in Chicago. While at Marriott International, he held a number of positions with increasing responsibility in both the finance and human resources areas. From 1996 to 1998, he was the Area Director of Human Resources, supporting the mid-central region at Sodexho Marriott. He returned to Marriott International in 1998 as Vice President, Human Resources supporting the Midwest Region and was named our Vice President, Human Resources in 2007 supporting global operations.

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

(a)(1)-(2) Financial Statements and Schedules

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report. We include the financial statement schedules required by the applicable accounting regulations of the SEC in the notes to our consolidated financial statements and incorporate that information in this Item 15 by reference.

(a)(3) Exhibits

See “Index to Exhibits” beginning on page 83, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Annual Report and identifies which of those exhibits are management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2015.

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

Principal Financial Officer:

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

/s/ Thomas J. Hutchison III Thomas J. Hutchison III, Director

INDEX TO EXHIBITS

The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Marriott Vacations Worldwide Corporation, 6649 Westwood Blvd., Orlando, Florida 32821, Attention: Corporate Secretary.

Exhibit No.	Description

2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on October 14, 2011).

10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.2	Letter Agreement, dated as of February 21, 2013, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, supplementing the License, Services, and Development Agreement filed as Exhibit 10.1 hereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2013).

10.3	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.4	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.5	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.6	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement filed as Exhibit 10.5 hereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 18, 2012).

10.7	Marriott Rewards Affiliation Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

Exhibit No.	Description

10.8	Non-Competition Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.9	Omnibus Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.10	First Amendment to Services Exhibit, dated as of October 10, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation to the Omnibus Transition Services Agreement filed as Exhibit 10.9 hereto (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 22, 2013).

10.11	Information Resources Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.12	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 27, 2014).*

10.13	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.14	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.15	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.16	Form of Non-Employee Director Share Award Confirmation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.17	Form of Non-Employee Director Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 21, 2012).*

10.18	Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.19	Form of Participation Agreement for Change in Control Severance Plan – Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.20	Marriott Vacations Worldwide Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2013).*

10.21	Marriott Vacations Worldwide Corporation Executive Long Term Disability Plan.*

10.22	Non-Competition Agreement for Approved Retirees dated as of December 6, 2012 made by Robert A. Miller in favor of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 22, 2013).*

10.23	Independent Contractor Agreement dated as of January 2, 2013 between Marriott Ownership Resorts, Inc. and RAMCO Advisors, LLC (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 22, 2013).*

Exhibit No.	Description

10.24	Third Amended and Restated Indenture and Servicing Agreement, entered into September 15, 2014 and dated as of September 1, 2014, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2014).

10.25	Second Amended and Restated Sale Agreement, entered into September 15, 2014 and dated as of September 1, 2014, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2014).

10.26	Second Amendment and Restatement Agreement, dated as of September 10, 2014, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., certain subsidiaries of Marriott Vacations Worldwide Corporation, JPMorgan Chase Bank, N.A., and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2014).

10.27	Second Amended and Restated Credit Agreement, dated as of September 10, 2014, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, and Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2014).

10.28	Second Amended and Restated Guarantee and Collateral Agreement, dated as of September 10, 2014, made by Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and certain subsidiaries of Marriott Vacations Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions or entities from time to time parties to the Second Amended and Restated Credit Agreement filed as Exhibit 10.27 hereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 11, 2014).

10.29	Purchase and Sale Agreement dated as of April 25, 2014 among Tower Development Inc., Lifestyle Retail Properties LLC, Kauai Lagoons LLC and MORI Golf (Kauai), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2014).

10.30	First Amendment to Purchase and Sale Agreement dated as of October 27, 2014 among Tower Development Inc., Lifestyle Retail Properties LLC, Kauai Lagoons LLC and MORI Golf (Kauai), LLC.

10.31	Second Amendment to Purchase and Sale Agreement dated as of November 21, 2014 among Tower Development Inc., Lifestyle Retail Properties LLC, Kauai Lagoons LLC and MORI Golf (Kauai), LLC.

10.32	Third Amendment to Purchase and Sale Agreement and Assignment and Assumption of Purchase Agreement dated as of December 8, 2014 among Tower Development Inc., Lifestyle Retail Properties LLC, Kauai Lagoons LLC and MORI Golf (Kauai), LLC.

21.1	Subsidiaries of Marriott Vacations Worldwide Corporation.

23.1	Consent of Ernst & Young, LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this Annual Report: (i) Consolidated Statements of Income for the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012; (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012; (iii) the Consolidated Balance Sheets at January 2, 2015 and January 3, 2014; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012; and (v) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of January 2, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott Vacations Worldwide Corporation:

We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Marriott Vacations Worldwide Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Marriott Vacations Worldwide Corporation maintained, in all material respects, effective internal control over financial reporting as of January 2, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott Vacations Worldwide Corporation as of January 2, 2015 and January 3, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 2, 2015 and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott Vacations Worldwide Corporation:

We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation as of January 2, 2015 and January 3, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 2, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott Vacations Worldwide Corporation at January 2, 2015 and January 3, 2014 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

February 26, 2015

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years 2014, 2013 and 2012

(In millions, except per share amounts)

	2014	2013	2012
REVENUES
Sale of vacation ownership products	$648	$672	$618
Resort management and other services	298	290	283
Financing	129	141	151
Rental	264	262	225
Cost reimbursements	397	385	362

TOTAL REVENUES	1,736	1,750	1,639

EXPENSES
Cost of vacation ownership products	197	214	203
Marketing and sales	315	316	329
Resort management and other services	199	206	213
Financing	24	25	26
Rental	238	251	225
General and administrative	99	99	86
Litigation settlement	19	4	41
Organizational and separation related	3	12	16
Consumer financing interest	26	31	41
Royalty fee	60	62	61
Impairment	1	1	—
Cost reimbursements	397	385	362

TOTAL EXPENSES	1,578	1,606	1,603

Gains and other income	5	1	9
Interest expense	(12)	(13)	(17)
Equity in earnings	—	—	1
Impairment (charges) reversals on equity investment	—	(1)	2

INCOME BEFORE INCOME TAXES	151	131	31
Provision for income taxes	(70)	(51)	(24)

NET INCOME	$81	$80	$7

Basic earnings per share	$2.40	$2.25	$0.19

Shares used in computing basic earnings per share	33.7	35.4	34.4

Diluted earnings per share	$2.33	$2.18	$0.18

Shares used in computing diluted earnings per share	34.6	36.6	36.2

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years 2014, 2013 and 2012

(In millions)

	2014	2013	2012
Net income	$81	$80	$7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6)	2	2

Total other comprehensive (loss) income, net of tax	(6)	2	2

COMPREHENSIVE INCOME	$75	$82	$9

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

Fiscal Year-End 2014 and 2013

(In millions, except share and per share data)

	2014	2013
ASSETS
Cash and cash equivalents	$347	$200
Restricted cash (including $35 and $34 from VIEs, respectively)	110	86
Accounts and contracts receivable, net (including $5 and $5 from VIEs, respectively)	110	109
Vacation ownership notes receivable, net (including $751 and $719 from VIEs, respectively)	917	970
Inventory	773	870
Property and equipment	147	254
Other	136	143

Total Assets	$2,540	$2,632

LIABILITIES AND EQUITY
Accounts payable	$114	$129
Advance deposits	60	48
Accrued liabilities (including $1 and $1 from VIEs, respectively)	166	185
Deferred revenue	39	19
Payroll and benefits liability	93	82
Liability for Marriott Rewards customer loyalty program	89	114
Deferred compensation liability	42	37
Mandatorily redeemable preferred stock of consolidated subsidiary	40	40
Debt (including $708 and $674 from VIEs, respectively)	711	678
Other	27	31
Deferred taxes	79	60

Total Liabilities	1,460	1,423

Contingencies and Commitments (Note 9)
Preferred stock — $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 100,000,000 shares authorized; 36,089,513 and 35,637,765 shares issued, respectively	—	—
Treasury stock — at cost; 3,996,725 and 505,023 shares, respectively	(229)	(26)
Additional paid-in capital	1,137	1,130
Accumulated other comprehensive income	17	23
Retained earnings	155	82

Total Equity	1,080	1,209

Total Liabilities and Equity	$2,540	$2,632

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years 2014, 2013 and 2012

(In millions)

	2014	2013	2012
OPERATING ACTIVITIES
Net income	$81	$80	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19	23	30
Amortization of debt issuance costs	5	6	7
Provision for loan losses	30	36	42
Share-based compensation	13	12	12
Gain on disposal of property and equipment, net	(5)	(1)	(8)
Non-cash litigation settlement	24	—	—
Deferred income taxes	19	18	(47)
Equity method income	—	—	(1)
Impairment charges	1	1	—
Impairment charges (reversals) on equity investment	—	1	(2)
Net change in assets and liabilities:
Accounts and contracts receivable	(1)	(8)	(3)
Notes receivable originations	(268)	(260)	(262)
Notes receivable collections	287	310	311
Inventory	82	34	66
Other assets	9	(7)	23
Accounts payable, advance deposits and accrued liabilities	(11)	(16)	27
Liability for Marriott Rewards customer loyalty program	(25)	(45)	(64)
Deferred revenue	18	(13)	4
Payroll and benefit liabilities	9	—	27
Deferred compensation liability	5	(8)	(2)
Other liabilities	(3)	(3)	(5)
Other, net	2	2	1

Net cash provided by operating activities	291	162	163

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(15)	(22)	(17)
(Increase) decrease in restricted cash	(24)	(17)	12
Dispositions, net	82	3	8

Net cash provided by (used in) investing activities	43	(36)	3

FINANCING ACTIVITIES
Borrowings from securitization transactions	263	361	238
Repayment of debt related to securitization transactions	(230)	(361)	(411)
Borrowings on Revolving Corporate Credit Facility	—	25	15
Repayments on Revolving Corporate Credit Facility	—	(25)	(15)
Debt issuance costs	(7)	(5)	(7)
Repurchase of common stock	(203)	(26)	—
Payment of dividends	(8)	—	—
Proceeds from stock option exercises	3	4	9
Excess tax benefits from share-based compensation	5	3	3
Payment of withholding taxes on vesting of restricted stock units	(8)	(5)	(4)

Net cash used in financing activities	(185)	(29)	(172)

Effect of changes in exchange rates on cash and cash equivalents	(2)	—	(1)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	147	97	(7)
CASH AND CASH EQUIVALENTS, beginning of year	200	103	110

CASH AND CASH EQUIVALENTS, end of year	$347	$200	$103

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Non-cash impact on Additional paid-in capital for changes in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	$(4)	$—	$(16)
Non-cash impact on Additional paid-in capital to correct an immaterial error in Deferred revenue at Spin-Off	(1)	—	—
Non-cash impact on Additional paid-in capital for elimination of a receivable from Marriott International at Spin-Off	—	—	(5)
Non-cash assumption of other debt	—	—	1

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years 2014, 2013 and 2012

(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained (Deficit) Earnings	Total Equity
Balance at year-end 2011	34	$—	$—	$1,117	$19	$(5)	$1,131
Net income	—	—	—	—	—	7	7
Foreign currency translation adjustments	—	—	—	—	2	—	2
Adjustment to reclassification of Marriott International investment to Additional paid-in capital(1)	—	—	—	(21)	—	—	(21)
Amounts related to share-based compensation	1	—	—	20	—	—	20

Balance at year-end 2012	35	—	—	1,116	21	2	1,139
Net income	—	—	—	—	—	80	80
Foreign currency translation adjustments	—	—	—	—	2	—	2
Amounts related to share-based compensation	1	—	—	14	—	—	14
Repurchase of common stock	(1)	—	(26)	—	—	—	(26)

Balance at year-end 2013	35	—	(26)	1,130	23	82	1,209
Net income	—	—	—	—	—	81	81
Foreign currency translation adjustments	—	—	—	—	(6)	—	(6)
Amounts related to share-based compensation	—	—	—	12	—	—	12
Adjustment to reclassification of Marriott International investment to Additional paid-in capital(2)	—	—	—	(4)	—	—	(4)
Adjustment to Additional paid-in capital(3)	—	—	—	(1)	—	—	(1)
Repurchase of common stock	(3)	—	(203)	—	—	—	(203)
Dividends	—	—	—	—	—	(8)	(8)

Balance at year-end 2014	32	$—	$(229)	$1,137	$17	$155	$1,080

(1)	Primarily consists of an adjustment to Deferred tax liabilities for changes in the valuation of Marriott Vacations Worldwide at the time of the Spin-Off, an adjustment to a receivable from Marriott International and other adjustments to the Deferred tax liabilities at the time of the Spin-Off.
(2)	Consists of an adjustment to Deferred tax liabilities for changes in the valuation of Marriott Vacations Worldwide at the time of the Spin-Off.
(3)	Consists of an adjustment to correct an immaterial error in Deferred revenue at the time of the Spin-Off.

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of January 2, 2015, we operated 58 properties in the United States and seven other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases; and renting vacation ownership inventory.

Our Spin-Off from Marriott International, Inc.

On November 21, 2011, the spin-off of Marriott Vacations Worldwide from Marriott International (the “Spin-Off”) was completed pursuant to a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) between Marriott Vacations Worldwide and Marriott International. In connection with the Spin-Off, we entered into several agreements that govern the ongoing relationship between Marriott Vacations Worldwide and Marriott International.

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

In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Statements of Income,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted.

Our fiscal year ends on the Friday nearest to December 31. The fiscal years in the following table included 52 weeks, except for 2013, which included 53 weeks. Unless otherwise specified, each reference to a particular year in these Financial Statements means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date
2014	January 2, 2015
2013	January 3, 2014
2012	December 28, 2012

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

Vacation ownership products may be sold for cash or we may provide financing. We are not providing financing on sales of whole ownership products. Except for revenue from the sale of residential stand-alone structures, which we recognize upon transfer of title to a third party, we recognize revenue under the percentage-of-completion method when all of the following exist or are true: the customer has executed a binding sales contract, the statutory rescission period has expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), we have deemed the receivable collectible and the remainder of our obligations are substantially completed. In addition, before we recognize any revenues, the purchaser must have met the initial investment criteria and, as applicable, the continuing investment criteria. A purchaser has met the initial investment criteria when we receive a minimum down payment. In accordance with the authoritative guidance for accounting for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where we provide financing to the purchaser, the purchaser must be obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment.

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

We provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance and certain accounting and administrative services for property owners’ associations. We receive compensation for such management services which is generally based on either a percentage of the budgeted cost to operate such resorts or a fixed fee arrangement. We recognize revenues when earned in accordance with the terms of the contract and record them as a component of Resort management and other services revenues on our Statements of Income. Management fee revenues were $74 million, $70 million and $67 million during 2014, 2013 and 2012, respectively.

Resort management and other services revenues include additional fees for services we provide to our property owners’ associations, as well as annual fees, club dues, settlement fees from the sale of vacation ownership products and certain transaction-based fees from owners and other third parties, including external exchange service providers with which we are associated. We recognize fee revenues when services have been rendered. Fee revenues included in Resort management and other services revenues were $47 million in 2014, $44 million in 2013 and $39 million in 2012, as reflected on our Statements of Income.

Financing Revenues

We offer consumer financing as an option to qualifying customers purchasing vacation ownership products, which is collateralized by the underlying vacation ownership products. We recognize interest income on an accrual basis. The contractual terms of the financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the vacation ownership product being financed, which is generally ten years. Generally, payments commence under the financing contracts 30 to 60 days after closing. We record an estimate of uncollectible amounts at the time of the sale with a charge to the provision for loan losses, which we classify as a reduction of Sale of vacation ownership products on our Statements of Income. Revisions to estimates of uncollectible amounts also impact the provision for loan losses and can increase or decrease revenue. We earn interest income from the financing arrangements on the principal balance outstanding over the life of the arrangement and record that interest income in Financing revenues on our Statements of Income.

Financing revenues include certain annual and transaction based fees we charge to owners and other third parties for services. We recognize fee revenues when services have been rendered. Fee revenues included in Financing revenues were $6 million in each of 2014, 2013 and 2012, as reflected on our Statements of Income.

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

We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which define a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for cost of vacation ownership products related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-ups, and are recorded in Cost of vacation ownership product expenses on the Statements of Income to retrospectively adjust the margin previously recorded subject to those estimates. For 2014, 2013 and 2012, product cost true-ups relating to vacation ownership products increased carrying values of inventory by $7 million, $18 million and $30 million, respectively.

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

Capitalization of Costs

We capitalize interest and certain salaries and related costs incurred in connection with the following: (1) development and construction of sales centers; (2) internally developed software; and (3) development and construction projects for our real estate inventory. We capitalize costs clearly associated with the acquisition, development and construction of a real estate project when it is probable that we will acquire a property. We capitalize salary and related costs only to the extent they directly relate to the project. We capitalize interest expense, taxes and insurance costs when activities that are necessary to get the property ready for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete. Capitalized salaries and related costs totaled $5 million, $7 million and $8 million for 2014, 2013 and 2012, respectively.

Defined Contribution Plan

We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from property owners’ associations) for our participating employees totaling $7 million in 2014, $6 million in 2013 and $5 million in 2012.

Deferred Compensation Plan

Prior to the Spin-Off, certain members of our senior management had the opportunity to participate in the Marriott International, Inc. Executive Deferred Compensation Plan (the “Marriott International EDC”), which Marriott International maintains and administers. Under the Marriott International EDC, participating employees may defer payment and income taxation of a portion of their salary and bonus. It also gives participants the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (at a fixed annual rate of return of 5.2 percent for 2014 and 5.4 percent for 2013). Although additional discretionary contributions to the participant’s accounts under the Marriott International EDC may be made, no additional discretionary contributions were made for our employees in 2014, 2013 and 2012. Subsequent to the Spin-Off, we remain liable to reimburse Marriott International for distributions for participants that were employees of Marriott Vacations Worldwide at the time of the Spin-Off including earnings thereon.

Since 2014, certain members of our senior management have had the opportunity to participate in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”), which we maintain and administer. Under the Deferred Compensation Plan, participating employees may defer payment and income taxation of a portion of their salary and bonus. It also gives participants the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (at a fixed annual rate of return of 5.6 percent for 2014). As permitted by the Deferred Compensation Plan, additional discretionary contributions of less than $1 million were made for our employees in 2014.

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

Marriott Rewards Customer Loyalty Program

We participate in the Marriott Rewards customer loyalty program and we offer Marriott Rewards Points, or “points,” which we purchase from Marriott International, as incentives to purchase vacation ownership products and/or through exchange and other activities. Marriott International maintains and administers this program. The associated expense is classified on the Statements of Income based on the source of the expense and related revenue stream. For Marriott Rewards Points issued prior to 2012, we pay Marriott International for Marriott Rewards Points when the points are redeemed by program members. Our liability for Marriott Rewards Points issued prior to 2012 represents the net present value of future cash outlays that we are obligated to pay Marriott International based on actual point redemptions. We base the carrying value of this liability on a statistical model that projects the dollar value and timing of future point redemptions. The most significant estimates involve the future cost of redeemed points, the breakage for points that will never be redeemed, and the pace at which points are redeemed. We base our estimates for these items on our historical experience, current trends and other considerations. Actual results could differ from our projections so the actual discounted future cash outlays associated with our Marriott Rewards customer loyalty program liability could differ from the amounts currently recorded.

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

Accounts and Contracts Receivable

Accounts and contracts receivable are presented net of allowances of $1 million at the end of both 2014 and 2013.

Loan Loss Reserves

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

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.95 percent and 7.13 percent as of January 2, 2015 and January 3, 2014, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $5 million as of both January 2, 2015 and January 3, 2014.

For additional information on our vacation ownership notes receivable, including information on the related reserves, see Footnote No. 3, “Vacation Ownership Notes Receivable.”

Costs Incurred to Sell Vacation Ownership Products

We charge the majority of marketing and sales costs we incur to sell vacation ownership products to expense when incurred. Deferred marketing and selling expenses, which are direct marketing and selling costs related either to an unclosed contract or a contract for which 100 percent of revenue has not yet been recognized, were $5 million at year-end 2014 and $4 million at year-end 2013 and are included on the accompanying Balance Sheets in the Other caption within Assets.

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

Derivative Instruments

From time to time, we may use derivative instruments to reduce market risk due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of our $250 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”). As of January 2, 2015, we were not party to any material derivative instruments or hedges.

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

Non-U.S. Operations

The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entities operating outside of the United States is generally the currency of the economic environment in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate Statement of Income accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of equity. We report gains and losses from currency exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, currently in operating costs and expenses.

Loss Contingencies

We are subject to various legal proceedings and claims in the normal course of business, the outcomes of which are subject to significant uncertainty. We record an accrual for loss contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations we evaluate, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to make a reasonable estimate of the loss. We review these accruals each reporting period and make revisions based on changes in facts and circumstances.

Share-Based Compensation Costs

We established the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”) in order to compensate our employees and directors by issuing equity awards such as stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) to them. Prior to the Spin-Off, certain of our employees received equity awards under the Marriott International, Inc. Stock and Cash Incentive Plan (the “Marriott International Stock Plan”). For all fiscal years presented, our Statements of Income include expenses related to our employees’ participation in both the Stock Plan and the Marriott International Stock Plan.

We follow the provisions of ASC 718, “Compensation—Stock Compensation,” which requires that a company measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, share-based awards granted to our employees vest ratably over a four-year period, and we recognize the expense associated with these awards on our Statements of Income on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. We measure the amount of compensation expense for share-based awards based on the fair value of the awards as of the date that the share-based awards are granted and adjust that expense to the estimated number of awards that we expect will vest. We generally determine the fair value of stock options and SARs using the Black-Scholes option valuation model which incorporates assumptions about expected volatility, risk free interest rate, dividend yield and expected term. The fair value of RSUs represents the number of awards granted multiplied by the average of the high and low market price of our common stock on the date the awards are granted. For awards granted after 2005, we recognize compensation cost for share-based awards ratably over the vesting period. We will issue shares from authorized shares upon the exercise of stock options or SARs held by our employees and directors. See Footnote No. 14, “Share-Based Compensation,” for more information.

Advertising Costs

We expensed advertising costs as incurred of $2 million in each of 2014, 2013 and 2012. These costs are included in the Marketing and sales expense caption on our Statements of Income.

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

Earnings Per Common Share

Basic earnings per common share is calculated by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock methods.

New Accounting Standards

Accounting Standards Update No. 2013-11 – “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”)

ASU No. 2013-11, which we adopted in the first quarter of 2014, provides financial statement presentation guidance on when an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. Our adoption of this update did not have a material impact on our Financial Statements.

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

Future Adoption of Accounting Standards

Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”)

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09. ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 will be effective for financial statements issued for the first interim period within annual periods beginning after December 15, 2016, and does not permit early adoption. We are permitted to use the retrospective or modified retrospective method when adopting ASU No. 2014-09. We will adopt ASU No. 2014-09 in the first quarter of 2017 and are still assessing the impact that ASU No. 2014-09 will have on our financial statements and disclosures.

2. INCOME TAXES

We file U.S. consolidated federal and state tax returns, as well as consolidated and separate tax filings for non-U.S. jurisdictions. We entered into a Tax Sharing and Indemnification Agreement with Marriott International effective November 21, 2011 (as subsequently amended, the “Tax Sharing and Indemnification Agreement”), which governs the allocation between Marriott International and Marriott Vacations Worldwide of

responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-Off. Under this agreement, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide as set forth in the agreement, and each will indemnify and hold harmless the other from and against the taxes so allocated. In addition, under the Tax Sharing and Indemnification Agreement, Marriott International is allocated the responsibility for payment of taxes for our taxable income prior to Spin-Off and we are allocated the responsibility for payment of taxes for our taxable income subsequent to Spin-Off.

During 2012, Marriott International completed the valuation of the assets distributed to Marriott Vacations Worldwide at the time of the Spin-Off, which resulted in an increase in our Deferred tax liabilities of $12 million and a corresponding reduction of Additional paid-in capital. Based upon the completed valuations, we re-allocated tax basis among our consolidated subsidiaries and recorded a decrease to our Deferred tax liabilities of $8 million and a corresponding increase to Additional paid-in capital. Further, in 2012 we increased our Deferred tax liabilities by $12 million for adjustments to the Deferred tax liabilities at the time of Spin-Off with a corresponding reduction of Additional paid-in capital.

During 2014, we increased our Deferred tax liabilities by $4 million for adjustments to the Deferred tax liabilities at the time of the Spin-Off with a corresponding reduction to Additional paid-in capital.

The income (loss) before provision for income taxes by geographic region is as follows:

($ in millions)	2014	2013	2012
United States	$179	$125	$44
Non-U.S. jurisdictions	(28)	6	(13)

	$151	$131	$31

Our current tax provision does not reflect the benefits attributable to us for the exercise or vesting of employee share-based awards of $5 million in 2014, $3 million in 2013 and $3 million in 2012.

Our provision for income taxes consists of:

($ in millions)	2014	2013	2012
Current – U.S. Federal	$(43)	$(37)	$(61)
– U.S. State	(9)	(5)	(9)
– Non-U.S.	—	(2)	(4)

	(52)	(44)	(74)

Deferred – U.S. Federal	(16)	(5)	43
– U.S. State	1	(1)	6
– Non-U.S.	(3)	(1)	1

	(18)	(7)	50

	$(70)	$(51)	$(24)

The deferred tax assets and related valuation allowances in these Financial Statements have been determined on a separate return basis. The assessment of the valuation allowances requires considerable judgment on the part of management with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. Valuation allowances are recorded against the deferred tax assets of certain foreign operations for which historical losses, restructuring and impairment charges have been incurred. The change in the valuation allowances established were ($7) million in 2014, $2 million in 2013 and $2 million in 2012.

We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($151 million at January 2, 2015) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

We conduct business in countries that grant “holidays” from income taxes for five to thirty year periods. These holidays expire through 2034. Without these tax “holidays,” we would have incurred the following aggregate additional income taxes: $3 million in 2014, $2 million in 2013 and $3 million in 2012.

We have joined in the Marriott International U.S. federal tax consolidated filing for periods up to the date of the Spin-Off. The IRS has examined Marriott International’s federal income tax returns, and it has settled all issues related to the timeshare business for the tax years through the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities, and our returns are currently being audited by the IRS and authorities in other foreign jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year as a result of these audits, the amount of our liability for unrecognized tax benefits could change as a result of these audits. Pursuant to the Tax Sharing and Indemnification Agreement, Marriott International is liable and shall pay the relevant tax authority for all taxes related to our taxable income prior to the Spin-Off.

Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate was $1 million at January 2, 2015 and less than $1 million at January 3, 2014 and December 28, 2012. Our unrecognized tax benefit reflects an increase of $1 million in 2014, an increase of less than $1 million in 2013 and a decrease of $2 million in 2012, representing U.S. activity in 2014 and 2013 and primarily non-U.S. audit activity in 2012.

The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2012 to the end of 2014:

($ in millions)	2014	2013	2012
Unrecognized tax benefit at beginning of year	$—	$—	$2
Change attributable to tax positions taken during a prior period	1	—	—
Decrease attributable to settlements with taxing authorities	—	—	(2)

Unrecognized tax benefit at end of year	$1	$—	$—

In accordance with our accounting policies, we recognize accrued interest and penalties related to our unrecognized tax benefits as a component of tax expense. Related interest expense and accrued interest expense each totaled less than $1 million in each of 2014, 2013 and 2012.

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

Total deferred tax assets and liabilities at January 2, 2015 and January 3, 2014 were as follows:

($ in millions)	At Year-End 2014	At Year-End 2013
Deferred tax assets	$167	$153
Deferred tax liabilities	(246)	(213)

Net deferred tax liability	$(79)	$(60)

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities at January 2, 2015 and January 3, 2014 was as follows:

($ in millions)	At Year-End 2014	At Year-End 2013
Inventory	(24)	$(28)
Reserves	35	26
Property and equipment	(9)	(20)
Marriott Rewards customer loyalty program	17	15
Deferred sales of vacation ownership interests	(160)	(109)
Long lived intangible assets	29	35
Net operating loss carry-forwards	44	50
Other, net	39	28

Deferred tax liability	(29)	(3)
Less: Valuation allowance	(50)	(57)

Net deferred tax liability	$(79)	$(60)

At January 2, 2015, we had approximately $201 million of foreign net operating losses (excluding valuation allowances) some of which begin expiring in 2018. However, a significant portion of these tax net operating losses have an indefinite carry forward period. We have no federal net operating losses and net operating losses of $1 million for state tax purposes which begin expiring in 2032.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

The following table reconciles the expense related to the U.S. statutory income tax rate to our effective income tax rate:

	2014	2013	2012
U.S. statutory income tax rate expense	35.00%	35.00%	35.00%
U.S. state income taxes, net of U.S. federal tax benefit	2.96	3.48	4.63
Permanent differences(1)	0.18	0.24	10.73
Non-U.S. income(2)	6.27	0.97	7.26
Other items	0.17	(2.28)	5.41
Change in valuation allowance(3)	1.79	1.82	17.05

Effective rate expense	46.37%	39.23%	80.08%

(1)	For 2014 and 2013, attributed to interest on mandatorily redeemable preferred stock of a consolidated subsidiary. For 2012, attributed to interest on mandatorily redeemable preferred stock of a consolidated subsidiary and foreign income subject to U.S. tax.

(2)	Attributed to the difference between U.S. and foreign income tax rates, partially offset by the benefit of tax holidays in certain jurisdictions.

(3)	Attributed to establishment of valuation allowances in foreign jurisdictions for losses that cannot be benefited in the U.S. income tax provision as discussed above.

Cash Taxes Paid

Cash taxes paid in 2014, 2013 and 2012 were $65 million, $29 million and $68 million, respectively.

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in millions)	At Year-End 2014	At Year-End 2013
Vacation ownership notes receivable – securitized	$751	$719
Vacation ownership notes receivable – non-securitized
Eligible for securitization(1)	24	73
Not eligible for securitization(1)	142	178

Subtotal	166	251

Total vacation ownership notes receivable	$917	$970

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable.

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2015	$47	$112	$159
2016	25	109	134
2017	20	102	122
2018	14	87	101
2019	11	77	88
Thereafter	49	264	313

Balance at year-end 2014	$166	$751	$917

Weighted average stated interest rate at year-end 2014	11.6%	12.8%	12.5%
Range of stated interest rates at year-end 2014	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	2014	2013	2012
Interest income associated with vacation ownership notes receivable – securitized	$92	$104	$114
Interest income associated with vacation ownership notes receivable – non-securitized	31	31	31

Total interest income associated with vacation ownership notes receivable	$123	$135	$145

The following table summarizes the activity related to our vacation ownership notes receivable reserve for 2014, 2013 and 2012:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at year-end 2011	$104	$67	$171
Provision for loan losses	19	23	42
Securitizations	(21)	21	—
Clean-up calls(1)	18	(18)	—
Write-offs	(66)	—	(66)
Defaulted vacation ownership notes receivable repurchase activity(2)	39	(39)	—

Balance at year-end 2012	93	54	147
Provision for loan losses	28	8	36
Securitizations	(31)	31	—
Clean-up calls(1)	14	(14)	—
Write-offs	(49)	—	(49)
Defaulted vacation ownership notes receivable repurchase activity(2)	27	(27)	—

Balance at year-end 2013	82	52	134
Provision for loan losses	21	9	30
Securitizations	(20)	20	—
Clean-up calls(1)	2	(2)	—
Write-offs	(45)	—	(45)
Defaulted vacation ownership notes receivable repurchase activity(2)	25	(25)	—

Balance at year-end 2014	$65	$54	$119

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

(2)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the vacation ownership notes receivable.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due. As noted in Footnote No. 1, “Summary of Significant Accounting Policies,” we recognize interest income on a cash basis for these vacation ownership notes receivable.

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in notes receivable on non-accrual status at year-end 2014	$60	$7	$67
Investment in notes receivable on non-accrual status at year-end 2013	$69	$8	$77

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of January 2, 2015:

($ in millions)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$8	$23	$31
91 – 150 days past due	6	7	13
Greater than 150 days past due	54	—	54

Total past due	68	30	98
Current	163	775	938

Total vacation ownership notes receivable	$231	$805	$1,036

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

4. FINANCIAL INSTRUMENTS

The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable, Accounts payable and Accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At Year-End 2014		At Year-End 2013
($ in millions)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable – securitized	$751	$909	$719	$865
Vacation ownership notes receivable – non-securitized	166	172	251	267

Total financial assets	$917	$1,081	$970	$1,132

Non-recourse debt associated with vacation ownership notes receivable securitizations	$(708)	$(713)	$(674)	$(695)
Other debt	(3)	(3)	(4)	(4)
Mandatorily redeemable preferred stock of consolidated subsidiary	(40)	(44)	(40)	(44)
Liability for Marriott Rewards customer loyalty program	(89)	(80)	(114)	(110)
Other liabilities	(4)	(4)	(6)	(6)

Total financial liabilities	$(844)	$(844)	$(838)	$(859)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At Year-End 2014		At Year-End 2013
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable — eligible for securitization	$24	$30	$73	$89
Vacation ownership notes receivable — not eligible for securitization	142	142	178	178

Total vacation ownership notes receivable — non-securitized	$166	$172	$251	$267

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

5. ACQUISITIONS AND DISPOSITIONS

2014 Acquisitions and Dispositions

In 2014, we entered into the following disposition transactions in furtherance of our initiative to dispose of excess undeveloped and partially developed land.

During the third quarter of 2014, we entered into a purchase and sale agreement to dispose of undeveloped and partially developed land, an operating golf course, spa and clubhouse and related facilities at The Abaco Club on Winding Bay (“The Abaco Club”) in the Bahamas. During the fourth quarter of 2014, we completed the sale of The Abaco Club for gross cash proceeds of $10 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a non-cash loss of $24 million, which is included in the Litigation settlement line on the Statement of Income for the year ended January 2, 2015. See Footnote No. 9, “Contingencies and Commitments,” for additional discussion of this transaction.

During the second quarter of 2014, we entered into a purchase and sale agreement to dispose of undeveloped and partially developed land, an operating golf course and related assets, in Kauai, Hawaii (the “Kauai Property”) for $60 million in gross cash proceeds. During the fourth quarter of 2014, pursuant to a subsequent modification to the purchase and sale agreement, we completed the sale of a portion of the Kauai Property for gross cash proceeds of $40 million and the buyer agreed to purchase the remaining portion of the Kauai Property for gross cash proceeds of $20 million no later than April 30, 2015, unless we and the buyer mutually agree prior to March 31, 2015 to enter into an “alternative arrangement” regarding the remaining portion of the Kauai Property. If we and the buyer fail to enter into an “alternative arrangement” on or before March 31, 2015, then the buyer will be obligated to acquire the remaining portion of the Kauai Property. An “alternative arrangement” means any arrangement in lieu of the acquisition of the remaining portion of the Kauai Property by the buyer, including, without limitation, an arrangement under which the buyer would develop timeshare units on the remaining portion of the Kauai Property and we would purchase the completed timeshare units on a turn-key basis at agreed upon terms. We accounted for the sale of the portion of the transaction closed in 2014 under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $3 million, which is included in the Gains and other income line on the Statement of Income for the year ended January 2, 2015.

During the second quarter of 2014, we completed the sale of a parcel of undeveloped land on Singer Island, Florida for gross cash proceeds of $11 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of less than $1 million, which is included in the Gains and other income line on the Statement of Income for the year ended January 2, 2015.

During the first quarter of 2014, we disposed of a golf course and adjacent undeveloped land in Orlando, Florida for $24 million in gross cash proceeds. As a condition of the sale, we will continue to operate the golf course until the end of the first quarter of 2015 at our own risk. We will utilize the performance of services method to record a gain from the sale, which we estimate will be between $2 million and $3 million over the period during which we will operate the golf course, of which approximately $2 million is included in the Gains and other income line on the Statement of Income for the year ended January 2, 2015.

We made no significant acquisitions in 2014.

2013 Acquisitions and Dispositions

In 2013, we acquired a parcel of land adjacent to one of our existing resorts in Phuket, Thailand for $2 million. In 2013, we completed the sale of a multi-family parcel in St. Thomas, U.S. Virgin Islands. Net cash proceeds from the sale totaled $2 million and we recorded a net gain of less than $1 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate.

2012 Acquisitions and Dispositions

In 2012, we paid into escrow the remaining $7 million of the $18 million purchase price for certain vacation ownership units and we completed the acquisition during 2013. We previously paid into escrow $11 million in conjunction with this transaction.

In 2012, we completed the sale of the golf course, clubhouse and spa formerly known as The Ritz-Carlton Golf Club and Spa, Jupiter, which was classified within our North America segment, for $34 million, including $5 million of cash and the assumption by the purchaser of liabilities with a book value of $29 million. We accounted for the sale under the full accrual method and recorded a net gain of $8 million in Gains and other income on our Statement of Income for the year ended December 28, 2012.

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

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

(in millions, except per share amounts)	January 2, 2015(1)	January 3, 2014(2)	December 28, 2012(3)
Computation of Basic Earnings Per Share
Net income	$81	$80	$7
Weighted average shares outstanding	33.7	35.4	34.4

Basic earnings per share	$2.40	$2.25	$0.19

Computation of Diluted Earnings Per Share
Net income	$81	$80	$7

Weighted average shares outstanding	33.7	35.4	34.4
Effect of dilutive securities
Employee stock options and SARs	0.5	0.7	1.0
Restricted stock units	0.4	0.5	0.8

Shares for diluted earnings per share	34.6	36.6	36.2

Diluted earnings per share	$2.33	$2.18	$0.18

(1)	The computations of diluted earnings per share exclude approximately 134,000 shares of common stock, the maximum number of shares issuable as of January 2, 2015 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2)	The computations of diluted earnings per share exclude approximately 229,000 shares of common stock, the maximum number of shares issuable as of January 3, 2014 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(3)	The computations of diluted earnings per share exclude approximately 157,000 shares of common stock, the maximum number of shares issuable as of December 28, 2012 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the years ended January 2, 2015 and January 3, 2014, we have not excluded any shares underlying stock options or SARs that may be settled in shares of common stock from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.

For the year ended December 28, 2012, we excluded 2,127 shares underlying stock options and SARs that may be settled in shares of common stock, with exercise prices ranging from $32.74 to $40.97, in our calculation of diluted earnings per share because these exercise prices were greater than the average market prices for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2014	At Year-End 2013
Finished goods(1)	$413	$369
Work-in-progress(2)	—	151
Land and infrastructure(3)	355	344

Real estate inventory	768	864
Operating supplies and retail inventory	5	6

	$773	$870

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes vacation ownership products under active construction for which a certificate of occupancy has not been received.

(3)	Includes $47 million of sales centers that are expected to be converted into vacation ownership products to be sold in the future and $87 million of inventory related to estimated future foreclosures at year-end 2014.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value. Interest capitalized as a cost of inventory totaled $3 million, $4 million and $3 million in 2014, 2013 and 2012, respectively.

8. PROPERTY AND EQUIPMENT

The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2014	At Year-End 2013
Land	$64	$144
Buildings and leasehold improvements	168	204
Furniture and equipment	48	56
Information technology	181	181
Construction in progress	12	11

	473	596
Accumulated depreciation	(326)	(342)

	$147	$254

Interest capitalized as a cost of property and equipment totaled less than $1 million in each of 2014, 2013 and 2012. Depreciation expense totaled $19 million in 2014, $23 million in 2013 and $30 million in 2012.

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

($ in millions)	Maximum Potential Amount of Future Fundings at Year-End 2014	Liability for Expected Future Fundings at Year-End 2014
Segment
Asia Pacific	$8	$—
North America	3	—

Total guarantees where we are the primary obligor	$11	$—

We included our liability of less than $1 million for expected future fundings for guarantees on our Balance Sheet at January 2, 2015 in the Other caption within Liabilities.

Commitments and Letters of Credit

In addition to the guarantees we describe in the preceding paragraphs, as of January 2, 2015, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $37 million, of which we expect $14 million, $8 million, $6 million, $3 million, $2 million and $4 million will be paid in 2015, 2016, 2017, 2018, 2019 and thereafter respectively.

•	We have commitments to subsidize vacation ownership associations of $5 million, which we expect to pay in 2015.

•	We have a commitment of $76 million to purchase vacation ownership units located in Miami, Florida, contingent upon completion of construction and receipt of a certificate of occupancy, for use in our MVCD program. We made a deposit of $4 million in connection with this commitment in 2014, and we are committed to make the remaining payment of $72 million upon acquisition of the units in 2015. We are currently evaluating the use of a capital efficient arrangement to delay the timing of this capital investment.

•	We have a commitment of $39 million to purchase vacation ownership units located on the Big Island of Hawaii, for use in our MVCD program, contingent upon the seller subjecting the units to a condominium regime prior to our purchase. We made a deposit of $2 million in connection with this commitment in 2014, and we are committed to make the remaining payment of $37 million in 2015. Upon acquisition, we are committed to renovate the units pursuant to a property improvement plan to be agreed upon at a later date, for which an additional $45 million to $55 million is required to be funded. We are currently evaluating the use of a capital efficient arrangement to delay the timing of this capital investment.

Surety bonds issued as of January 2, 2015 totaled $76 million, the majority of which were requested by federal, state or local governments related to our operations.

Additionally, as of January 2, 2015, we had $3 million of letters of credit outstanding under our $200 million revolving credit facility (as amended, the “Revolving Corporate Credit Facility”).

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

On December 21, 2012, Jon Benner, an owner of fractional interests in the RCC San Francisco, filed suit in Superior Court for the State of California, County of San Francisco against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under the Mello-Roos Act. The plaintiff alleges that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constitute intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought includes damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. This lawsuit is distinct from the other lawsuits described above relating to the RCC San Francisco because the disclosure process for the sale of fractional interests differs from that applicable to the sale of whole-ownership units. On September 5, 2014, we reached an agreement in principle to settle the Benner action, which agreement was subject to court approval because the case is a putative class action. As a result of the agreement in principle, we recorded a charge of $3 million, which is included in the Litigation settlement line on the Statement of Income for the year ended January 2, 2015. The court preliminarily approved the settlement on November 7, 2014, and a final hearing is scheduled for March 31, 2015.

On December 11, 2012, Steven B. Hoyt and Bradley A. Hoyt, purchasers of fractional interests in two of The Ritz-Carlton Destination Club projects, filed suit in the United States District Court for the District of Minnesota against us, certain of our subsidiaries and The Ritz-Carlton Hotel Company on behalf of a putative class consisting of all purchasers of fractional interests at The Ritz-Carlton Destination Club projects. The plaintiffs allege that program changes beginning in 2009 caused an actionable decrease in the value of the fractional interests purchased. The relief sought includes declaratory and injunctive relief, damages in an unspecified amount, rescission of the purchases, restitution, disgorgement of profits, interest and attorneys’ fees. In response to our motion to dismiss the original complaint, plaintiffs filed an amended complaint. In response, we filed a renewed motion to dismiss. On February 7, 2014, the court issued an order granting that motion in part and denying it in part. On November 6, 2014, the court granted our motion for partial judgment on the pleadings clarifying the scope of the single remaining claim in the case. We continue to dispute the material allegations remaining in the amended complaint and intend to continue to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

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

In the fourth quarter of 2013, we reached an agreement with several parties involved in Kapalua Bay, including the foreclosure purchasers of the unsold interests in the project, other entities that have equity investments in the Joint Venture, the Kapalua Bay Association, and the Kapalua Bay Vacation Owners Association (the fractional owners’ association), to mutually settle pending and threatened claims relating to the project (the “Kapalua Bay Settlement”). In connection with the Kapalua Bay Settlement, owners of 132 of the 177 developer-sold fractional interests (including owners of two fractional interests who were plaintiffs in the Charles action described below) provided full releases to us and other parties associated with the project. In addition, one residential owner provided a full release to us and other parties associated with the project. As a result, we recorded a charge of $8 million in 2013, which was partially offset by $7 million of income recorded for partial repayment of our previously fully reserved receivables due from the Joint Venture. Both were included in Impairment charges on equity investment on the Statement of Income for the year ended January 3, 2014.

On June 19, 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The amended complaint supersedes a prior complaint that was not served on any defendant. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration of the claims asserted by the plaintiffs, and the parties are currently engaged in arbitration. We dispute the material allegations in the amended complaint and in the statement of claim filed in the arbitration, and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation and arbitration, we cannot estimate a range of the potential liability, if any, at this time. Additionally, owners of two fractional interests have since agreed to release their claims in this action in connection with the Kapalua Bay Settlement described above, and the owners of another fractional interest, who are not parties to the Charles action, have reached an agreement in principle to release similar claims.

On June 28, 2013, owners of 35 residences and lots at The Abaco Club filed a complaint in Orange County, Florida Circuit Court against us, one of our subsidiaries, certain subsidiaries of Marriott International and the resort’s owners’ association, alleging that the defendants failed to maintain the golf course, golf clubhouse, roads, water supply system, and other facilities and equipment in a manner commensurate with a five-star luxury resort, and certain deficiencies in the quality of services provided at the resort. Plaintiffs also alleged that the defendants failed to honor an obligation to extend a right of first offer to club owners in connection with plans to sell the club property. Plaintiffs alleged statutory and common law claims for breach of contract, breach of fiduciary duty, and fraud and seek compensatory and punitive damages. We filed a motion to dismiss the complaint. In April 2014, this action was abated for a period after we entered into a non-binding letter of intent to dispose of undeveloped and partially developed land, an operating golf course, spa and clubhouse and related facilities at The Abaco Club to an entity to be comprised of certain members of The Abaco Club, including certain of the plaintiffs, and others. See Footnote No. 5, “Acquisitions and Dispositions,” for information regarding the purchase and sale agreement subsequently executed by the parties to the letter of intent. Upon the closing of the sale on December 11, 2014, all claims asserted against us in this matter were dismissed with prejudice.

On March 27, 2014, Salvatore DeSantis, an owner of a one-week vacation ownership interest at Marriott’s Harbour Lake, a project within our North America segment, filed a complaint in Orange County, Florida, Circuit Court against us and certain of our subsidiaries on behalf of himself and a putative class consisting of all owners of weeks-based Marriott Vacation Club vacation ownership interests on June 20, 2010, the date of the launch of our North America points-based program, Marriott Vacation Club Destinations ™ (“MVCD”). The plaintiff alleges that the introduction of the MVCD program caused an actionable decrease in the value of his vacation ownership interest. The relief sought includes compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to the Florida Unfair and Deceptive Trade Practices Act and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. We removed the matter to the United States District Court for the Middle District of Florida. On May 30, 2014, we filed a motion to dismiss. In response, plaintiffs filed an amended complaint, to which we responded by filing a renewed motion to dismiss on July 31, 2014. On November 14, 2014, the court granted our motion and dismissed the case with prejudice.

On May 20, 2014, we received notices of intent to initiate litigation or arbitration from: Michael and Marla Flynn, owners of weeks-based Marriott Vacation Club vacation ownership products at two of our resorts in Hawaii; Norman and Carreen Abramson, owners of such products at one of our resorts in California; and William Sterman, an owner of such products at one of our resorts in Massachusetts. The claimants, all of whom are represented by a single law firm, make allegations similar to those alleged by Mr. DeSantis discussed above that the introduction of the MVCD program caused an actionable decrease in the value of their vacation ownership interests. The claimants stated that, if a satisfactory resolution of their concerns cannot be achieved, they would pursue their claims through litigation or arbitration, each on behalf of a putative class consisting of themselves and all others similarly situated. The notices indicated that the relief that would be sought would include compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to applicable timeshare and unfair trade practices acts and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. The Flynns and Mr. Sterman filed claims based on the allegations listed above with the American Arbitration Association on August 6, 2014, and August 19, 2014, respectively. We filed answering statements in each proceeding, and initiated declaratory judgment actions in the United States District Courts of Hawaii and the Middle District of Florida against the Flynns and Mr. Sterman, respectively, seeking to enjoin the arbitration proceedings. On December 11, 2014, the United States District Court for the District of Hawaii ruled that the arbitrability of the Flynns’ claims must be resolved by an arbitrator. We appealed that decision and on January 16, 2015, the United States Court of Appeals for the Ninth Circuit granted our motion to expedite the appeal. The Flynns’ moved to dismiss the appeal, and we have opposed that motion. Also on January 16, 2015, the United States District Court for the Middle District of Florida ruled that the arbitrability of Mr. Sterman’s claims must be resolved by an arbitrator. On January 29, 2015, the Abramsons filed an action in the United States District Court for the Central District of California based on the above allegations. We dispute the material allegations in the arbitration claims, as well as the allegations in the California action, and intend to defend against them vigorously. Given the early stages of the arbitration proceedings and the related litigation, we cannot estimate a range of potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $17 million, of which $5 million is included within liabilities on our Balance Sheet at January 2, 2015. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2017.

During 2014, we agreed to settle a dispute with a service provider relating to services provided to us prior to 2011. In connection with the settlement, we received a one-time payment of $8 million from the service provider, which no longer provides services to us. We recorded a gain of $8 million as a result of the settlement, which is included in the Litigation settlement line on the Statement of Income for the year ended January 2, 2015.

Leases

We have various land, real estate and equipment operating leases. The land lease consists of a long-term golf course land lease with a term of 30 years. The corporate facilities leases are for our corporate headquarters and have lease terms of approximately eight years. The other operating leases are primarily for office and retail space as well as equipment supporting our operations and have lease terms of between three and ten years. Certain of these leases provide for minimum rental payments and additional rental payments based on our operations of the leased property. We have summarized our future obligations under operating leases at January 2, 2015 below:

($ in millions)	Land Lease	Corporate Facilities Leases	Other Operating Leases	Total
Fiscal Year
2015	$1	$3	$10	$14
2016	1	3	8	12
2017	1	4	6	11
2018	1	4	3	8
2019	1	4	2	7
Thereafter	13	6	7	26

Total minimum lease payments	$18	$24	$36	$78

The following table details the composition of rent expense associated with operating leases, net of sublease income, for the last three years:

($ in millions)	2014	2013	2012
Minimum rentals	$7	$9	$10
Additional rentals	5	5	5

	$12	$14	$15

10. DEBT

The following table provides detail on our debt balances:

($ in millions)	At Year-End 2014	At Year-End 2013
Vacation ownership notes receivable securitizations, interest rates ranging from 2.2% to 7.2% (weighted average interest rate of 3.1%) (1)	$708	$674
Other	3	4

	$711	$678

(1)	Interest rates are as of January 2, 2015.

See Footnote No. 15, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured. The Warehouse Credit Facility currently terminates on September 15, 2016 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.

During 2014, we completed two securitization transactions. On June 13, 2014, we completed the securitization of a pool of $24 million of primarily highly-seasoned vacation ownership notes receivable that we previously had classified as not being eligible for securitization. In connection with the securitization, investors purchased in a private placement $23 million in vacation ownership loan-backed notes from the Kyuka Owner Trust 2014-A with an interest rate of 6.25 percent. The securitized loans previously were classified as not eligible for securitization using criteria applicable to then current securitization transactions in the ABS market because they did not meet certain representation criteria required in such securitizations, or because of other factors that may have reflected investor demand in a securitization transaction.

On October 9, 2014, we completed the securitization of a pool of $250 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $240 million in vacation ownership loan backed notes from the MVW Owner Trust 2014-1 (the “2014-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2014-1 Trust: $216 million of Class A Notes and $24 million of Class B Notes. The Class A Notes have an interest rate of 2.25 percent and the Class B Notes have an interest rate of 2.70 percent, for an overall weighted average interest rate of 2.29 percent.

Although no cash borrowings were outstanding as of January 2, 2015 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in millions)	Vacation Ownership Notes Receivable Securitizations(1)	Other Debt	Total
Debt Principal Payments Year
2015	$116	$—	$116
2016	109	—	109
2017	80	—	80
2018	72	—	72
2019	72	—	72
Thereafter	259	3	262

Balance at January 2, 2015	$708	$3	$711

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $31 million in 2014, $37 million in 2013 and $48 million in 2012.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2014 and 2013, and as of January 2, 2015 and January 3, 2014, no securitized vacation ownership notes receivable pools were out of compliance with the established parameters. For 2012, approximately $1 million of cash flows were redirected as a result of vacation ownership notes receivable pools failing to meet established performance parameters during that year. As of January 2, 2015, we had 8 securitized vacation ownership notes receivable pools outstanding.

Warehouse Credit Facility

During 2014, we amended and restated the agreements associated with the Warehouse Credit Facility. As a result, the revolving period was extended to September 15, 2016, and borrowings under the Warehouse Credit Facility bear interest at a rate based on the one-month LIBOR and bank conduit commercial paper rates plus 1.0 percent per annum and are generally limited at any point to the sum of the products of the applicable advance rates and the eligible vacation ownership notes receivable at such time. The other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the amendment and restatement.

Revolving Corporate Credit Facility

During 2014, we amended and restated the Revolving Corporate Credit Facility. The amendment and restatement resulted in, among other things, an extension of the final maturity of the lenders’ commitments from November 21, 2016 to September 10, 2019, a decrease in the interest margin on borrowings, lower commitment fees on unused availability and additional flexibility on determining whether to pledge certain collateral. Terms of the Revolving Corporate Credit Facility as amended and restated are described below.

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

The Revolving Corporate Credit Facility contains affirmative and negative covenants and representations and warranties customary for financings of this type. In addition, the Revolving Corporate Credit Facility contains financial covenants, including covenants requiring us to maintain (1) a minimum consolidated tangible net worth (as defined in the Revolving Corporate Credit Facility); (2) a maximum ratio of consolidated debt to consolidated adjusted EBITDA (as defined in the Revolving Corporate Credit Facility) of 5.25 to 1; (3) a minimum consolidated adjusted EBITDA to interest expense ratio of not less than 3 to 1; and (4) a ratio of our borrowing base amount (as defined in the Revolving Corporate Credit Facility) to the sum of (a) total extensions of credit under the Revolving Corporate Credit Facility and (b) the excess (if any) of all unrealized losses over all unrealized profits of certain swap arrangements of at least 1.25 to 1.

The Revolving Corporate Credit Facility is guaranteed by Marriott Vacations Worldwide and by each of our direct and indirect, existing and future, domestic subsidiaries (excluding certain bankruptcy remote special purpose subsidiaries), and is secured by a perfected first priority security interest in substantially all of our assets and the assets of the guarantors, subject to certain exceptions. As of January 2, 2015, we were in compliance with the requirements of applicable financial and operating covenants.

11. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. For the first five years after issuance, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. On the fifth anniversary of issuance, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years (i.e., beginning in October 2016) at par. The Series A preferred stock has an aggregate liquidation preference of $40 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of January 2, 2015, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

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

Our Marriott Rewards customer loyalty program’s liability for those Marriott Rewards Points issued prior to 2012 totaled $89 million at January 2, 2015 and $114 million at January 3, 2014. We recorded changes in the estimates for our Marriott Rewards customer loyalty program liability of $6 million, $5 million and $9 million in 2014, 2013 and 2012, respectively.

We completed a stress test on the carrying value of our Marriott Rewards customer loyalty program liability for Marriott Rewards Points issued prior to 2012 to measure the change in obligation associated with independent changes in key estimates as described in Footnote No. 1, “Summary of Significant Accounting Policies.” We applied this methodology to unfavorable changes and concluded that each change to a variable shown in the table below would have the following impact on the valuation of our customer loyalty liability at January 2, 2015:

($ in millions)
5 percent change in the cost per point	$4
10 percent change in the cost per point	$8
100 basis point change in the breakage rate	$9
200 basis point change in the breakage rate	$18

Although we did not specifically perform stress tests on the redemption curve because it is difficult to isolate a single quantitative measure against which to perform such a test, changes in the redemption curve could also have an impact on the valuation of our Marriott Rewards customer loyalty program liability for Marriott Rewards Points issued prior to 2012.

For periods subsequent to 2011, we generally pay Marriott International for Marriott Rewards Points upon issuance. The liability for Marriott Rewards Points issued after 2011 totaled $43 million at January 2, 2015 and $53 million at January 3, 2014, and is included within Accrued liabilities on the Balance Sheets and are generally payable within 120 days of year-end.

13. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $.01 per share. At January 2, 2015, there were 36,089,513 shares of Marriott Vacations Worldwide common stock issued, of which 32,092,788 were outstanding and 3,996,725 were held as treasury stock. At January 3, 2014, there were 35,637,765 shares of Marriott Vacations Worldwide common stock issued, of which 35,132,742 shares were outstanding and 505,023 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $.01 per share, none of which were issued or outstanding as of January 2, 2015 or January 3, 2014.

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

On September 11, 2014, pursuant to our share repurchase program, we entered into an agreement with a financial institution to repurchase $25 million of our common stock pursuant to an accelerated share repurchase program. Upon completion of the program, the financial institution delivered 401,291 shares of common stock to us. As of year-end 2014, 3 million shares remained available for repurchase under the authorization approved by our Board of Directors.

The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 3, 2014	505,023	$26	$50.76
For the year ended January 2, 2015	3,491,702	203	58.31

As of January 2, 2015	3,996,725	$229	$57.35

Dividends

On October 14, 2014, our Board of Directors declared a quarterly dividend of $0.25 per share to shareholders of record as of October 28, 2014, which we paid on November 12, 2014.

On February 12, 2015 our Board of Directors declared a quarterly dividend of $0.25 per share to be paid on March 11, 2015, to shareholders of record as of February 26, 2015.

14. SHARE-BASED COMPENSATION

Marriott Vacations Worldwide Share-Based Compensation Plans

We maintain the Stock Plan for the benefit of our officers, directors and employees. Under the Stock Plan, we award to certain of our employees: (1) stock options to purchase Marriott Vacations Worldwide common stock (“Stock Option Program”); (2) SARs for Marriott Vacations Worldwide common stock (“SAR Program”); and (3) RSUs of Marriott Vacations Worldwide common stock. In addition, pursuant to the Separation and

Distribution Agreement, we agreed to issue awards under the Stock Plan to certain current and former directors, officers, and employees of Marriott International who held awards under the Marriott International Stock Plan relating to Marriott International common stock at November 10, 2011, the record date for the Spin-Off. A total of 6 million shares are authorized for issuance under the Stock Plan. As of January 2, 2015, approximately 2 million shares were available for grants under the Stock Plan.

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

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $13 million in 2014, $12 million in 2013 and $12 million in 2012. Our deferred compensation liability related to unvested awards held by our employees totaled $12 million at January 2, 2015 and $13 million at January 3, 2014. As of January 2, 2015, we expect that deferred compensation expense for our employees will be recognized over a weighted average period of two years.

For Marriott International Stock Plan awards granted after 2005, we recognized share-based compensation expense over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). We continued to follow the stated vesting period for the unvested portion of Marriott International Stock Plan awards granted to our employees before 2006 and the adoption of the current guidance for share-based compensation and follow the substantive vesting period for Marriott International Stock Plan and Stock Plan awards granted to our employees after 2005.

In accordance with the authoritative guidance for share-based compensation, we presented the tax benefits and costs resulting from the exercise or vesting of Marriott International Stock Plan share-based awards related to our employees as financing cash flows. The exercise of share-based awards for our employees resulted in tax benefits of $5 million in 2014, $3 million in 2013 and $3 million in 2012.

Marriott International received $2 million in 2014, $2 million in 2013 and $3 million in 2012 in cash from our employees for the exercise of stock options granted under the Marriott International Stock Plan. We received less than $1 million in cash from our employees for the exercise of Marriott Vacations Worldwide stock options in each of 2014, 2013 and 2012.

RSUs

RSUs issued to our employees under the Marriott International Stock Plan and the Stock Plan generally vest over four years in annual installments commencing one year after the date of grant. RSUs issued to our non-employee directors under the Stock Plan vest in full on the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the stock units on the date of issuance. At year-end 2014 and 2013, we had $11 million and $12 million, respectively, in deferred compensation costs related to RSUs for our employees granted under the Marriott International Stock Plan and the Stock Plan. The weighted average remaining term for RSU grants outstanding at year-end 2014 for our employees was one to two years.

We granted 227,452 RSUs to our employees and non-employee directors during 2014. RSUs granted in 2014 had a weighted average grant-date fair value of $53.

During 2014, 2013 and 2012, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, is determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum number of RSUs that may be earned under the RSUs with performance-based vesting criteria granted during 2014, 2013 and 2012 was approximately 62,000, 72,000 and 157,000, respectively. During 2014, a total of 149,739 RSUs were earned under the RSUs with performance-based vesting criteria granted during 2012 and were distributed subsequent to January 2, 2015.

The following table provides additional information on outstanding RSUs issued to our employees for the last three fiscal years:

	2014	2013	2012
Share-based compensation expense (in millions)(1)	$12	$11	$10
Weighted average grant-date fair value prior to Spin-Off (per RSU)	33	32	31
Weighted average grant-date fair value subsequent to Spin-Off (per RSU)(1)	36	29	22
Aggregate intrinsic value of converted and distributed RSUs (in millions)	8	7	3

(1)	Includes RSUs with performance based vesting criteria.

The following table shows the 2014 changes in Marriott Vacations Worldwide RSUs issued to Marriott International and Marriott Vacations Worldwide employees and the associated weighted average grant date fair values:

	2014
	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Outstanding at year-end 2013(1)	1,025,264	$24
Granted during 2014(1)	227,452	53
Distributed during 2014	(304,790)	22
Forfeited during 2014	(8,846)	39

Outstanding at year-end 2014(1) (2)	939,080	31

(1)	Includes RSUs with performance based vesting criteria.
(2)	Includes 129,240 RSUs held by Marriott International employees.

Stock Options and SARs

We may grant employee non-qualified stock options to employees and non-employee directors at exercise prices or strike prices equal to the market price of our common stock on the date of grant. Non-qualified stock options generally expire ten years after the date of grant. Most stock options are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. Stock options awarded under the Marriott International Stock Plan were granted at exercise prices or strike prices equal to the market price of Marriott International common stock on the date of grant.

We recognized no stock option compensation expense for our employees in each of 2014, 2013 and 2012, and there was no deferred compensation liability related to stock options held by our employees at both year-end 2014 and 2013. Additionally, no Marriott Vacations Worldwide stock options were granted to Marriott International or Marriott Vacations Worldwide employees in 2014, 2013 or 2012.

The following table shows the 2014 changes in outstanding Marriott Vacations Worldwide stock options for Marriott International and Marriott Vacations Worldwide employees and the associated weighted average exercise prices:

	2014
	Number of Stock Options	Weighted Average Exercise Price Per Option
Outstanding at year-end 2013	284,623	$12
Granted during 2014	—	—
Exercised during 2014	(262,879)	12
Forfeited during 2014	—	—

Outstanding at year-end 2014(1)	21,744	17

(1)	All outstanding stock options at year-end 2014 were held by Marriott International employees.

The following table shows the Marriott Vacations Worldwide stock options issued to Marriott International and Marriott Vacations Worldwide employees that were outstanding and exercisable at year-end 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Stock Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (in years)	Number of Stock Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (in years)
$ 8 to $12	1,830	$9	—	1,830	$9	—
$ 13 to $17	9,643	16	4	9,643	16	4
$ 18 to $22	8,264	19	1	8,264	19	1
$ 23 to $28	2,007	24	6	1,524	24	6

$ 8 to $28	21,744	17	3	21,261	17	3

The intrinsic value of both the outstanding Marriott International stock options and exercisable stock options held by our employees was less than $1 million at year-end 2014 and $2 million at year-end 2013. The intrinsic value of both the outstanding Marriott Vacations Worldwide stock options and the exercisable stock options held by our employees was $0 at year-end 2014 and less than $1 million at year-end 2013.

The intrinsic value of stock options for Marriott International stock exercised by our employees was $3 million in 2014, $3 million in 2013 and $5 million in 2012. The intrinsic value of stock options for Marriott Vacations Worldwide stock exercised by our employees was less than $1 million in 2014, less than $1 million in 2013 and $1 million in 2012.

SARs awarded under the Marriott International Stock Plan were granted at exercise prices or strike prices equal to the market price of Marriott International common stock on the date of grant. SARs awarded under the Stock Plan are granted at exercise prices or strike prices equal to the market price of Marriott Vacations Worldwide common stock on the date of grant (this price is referred to as the “base value”). SARs generally expire ten years after the date of grant and both vest and become exercisable in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant. Upon exercise of SARs, our employees and non-employee directors receive the number of shares of Marriott International common stock or Marriott Vacations Worldwide common stock, as applicable, equal to the number of SARs being exercised, multiplied by the quotient of (a) the market price of the common stock on the date of exercise (this price is referred to as the “final value”) minus the base value, divided by (b) the final value.

We recognized compensation expense associated with SARs held by our employees and non-employee directors of $1 million in 2014, $1 million in 2013 and $2 million in 2012. At both year-end 2014 and year-end 2013, we had $1 million in deferred compensation costs related to SARs held by our employees and non-employee directors.

The following table shows the 2014 changes in outstanding Marriott Vacations Worldwide SARs issued to both Marriott International and Marriott Vacations Worldwide employees and non-employee directors:

	2014
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2013	744,249	$20
Granted during 2014	57,906	52
Exercised during 2014	(27,490)	18
Forfeited during 2014	—	—

Outstanding at year-end 2014	774,665	23

We use the Black-Scholes model to estimate the fair value of the SARs granted. For SARs granted under the Stock Plan subsequent to the Spin-Off, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $0 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants for the fiscal years ended 2014 and 2013, all of which were issued in the first quarter of each respective year:

	2014	2013
Expected volatility	55.10%	57.55%
Dividend yield	0.00%	0.00%
Risk-free rate	1.84%	1.02%
Expected term (in years)	6.25	6.25

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at January 2, 2015.

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$751	$—	$751
Interest receivable	5	—	5
Restricted cash	35	—	35

Total	$791	$—	$791

Consolidated Liabilities:
Interest payable	$1	$—	$1
Debt	708	—	708

Total	$709	$—	$709

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during 2014:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$92	$—	$92
Interest expense to investors	$21	$1	$22
Debt issuance cost amortization	$3	$1	$4

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

($ in millions)	2014	2013
Cash inflows:
Net proceeds from vacation ownership notes receivable securitization	$259	$246
Principal receipts	184	180
Interest receipts	91	97
Reserve release	2	—

Total	536	523

Cash outflows:
Principal to investors	(178)	(172)
Voluntary repurchases of defaulted vacation ownership notes receivable	(25)	(27)
Voluntary clean-up call	(27)	(51)
Interest to investors	(21)	(26)

Total	(251)	(276)

Net Cash Flows	$285	$247

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

($ in millions)	2014	2013
Cash inflows:
Net proceeds from vacation ownership notes receivable securitization	$—	$109
Principal receipts	—	16
Interest receipts	—	7
Reserve release	—	1

Total	—	133

Cash outflows:
Principal to investors	—	(13)
Repayment of Warehouse Credit Facility	—	(98)
Interest to investors	(1)	(2)

Total	(1)	(113)

Net Cash Flows	$(1)	$20

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. We made voluntary repurchases of defaulted vacation ownership notes receivable of $25 million during 2014, $27 million during 2013 and $39 million during 2012. We also made voluntary repurchases of $31 million, $69 million and $86 million of other non-defaulted vacation ownership notes receivable during 2014, 2013 and 2012, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $20 million upon presentation of demand notes related to certain vacation ownership notes receivable securitization transactions outstanding at January 2, 2015.

Other Variable Interest Entities

We have an equity investment in the Joint Venture, a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii. We concluded that the Joint Venture is a variable interest entity because the equity investment at risk is not sufficient to permit it to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of the Joint Venture, as power to direct the activities that most significantly impact its economic performance is shared among the variable interest holders and, therefore, we do not consolidate the Joint Venture. In 2009, we fully impaired our equity investment in the Joint Venture and in certain notes receivable due from the Joint Venture. In 2010, the continued application of equity losses to our investment in the remaining outstanding notes receivable balance reduced its carrying value to zero. In addition, the Joint Venture was unable to pay promissory notes that matured on December 31, 2010 and August 1, 2011. Subsequently, the lenders issued a notice of default to the Joint Venture. The lenders initiated foreclosure proceedings with respect to unsold interests in the project. A foreclosure auction was held and, on January 31, 2013, a bid was accepted and confirmed. The sale was completed, and on June 13, 2013, we received $7 million of cash as a partial repayment of our previously fully reserved receivables due from the Joint Venture. As a result of the Kapalua Bay Settlement discussed in Footnote No. 9, “Contingencies and Commitments,” the Joint Venture’s obligations with respect to the remaining receivables were terminated.

We gave notice of breach or termination of various agreements, including management agreements with the owners’ associations at the project, marketing and sales agreements with the Joint Venture, and other agreements pursuant to which we provided services to the Joint Venture and, as we were unable to reach agreement with the owners’ associations with respect to our continued provision of services, termination of these agreements was effective on December 31, 2012. During the year ended January 3, 2014, we recorded $8 million of expense to increase our accrual for remaining costs expected to be incurred relating to our interests in the Joint Venture exclusive of any costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 9, “Contingencies and Commitments.” At January 2, 2015, we have an accrual of $6 million for potential future funding obligations, representing our remaining expected exposure to loss related to our involvement with the Joint Venture exclusive of any future costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 9, “Contingencies and Commitments.”

16. ORGANIZATIONAL AND SEPARATION RELATED CHARGES

Subsequent to the Spin-Off, Marriott International continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements, most of which we had ceased using as of the end of 2013. In connection with our continued organizational and separation related activities, we have incurred certain expenses to complete our separation from Marriott International. These costs primarily relate to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology and related finance and accounting organizations to support our stand-alone public company needs. We expect these efforts to be substantially completed by the end of 2015. Organizational and separation related charges as reflected in our Statements of Income, were $3 million for 2014, $12 million for 2013 and $16 million for 2012. In addition, $3 million and $7 million of additional separation related charges were capitalized to Property and equipment on our Balance Sheets during 2014 and 2013, respectively.

17. BUSINESS SEGMENTS

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

Revenues

($ in millions)	2014	2013(1)	2012
North America	$1,549	$1,545	$1,444
Europe	132	148	112
Asia Pacific	55	57	83

Total segment revenues	1,736	1,750	1,639
Corporate and other	—	—	—

	$1,736	$1,750	$1,639

(1)	Europe and Asia Pacific segment revenues and expenses have been restated to correct certain immaterial prior period errors. For 2013, $7 million of cost reimbursements were reclassified from the Asia Pacific segment to the Europe segment.

Net Income

($ in millions)	2014	2013	2012
North America	$350	$342	$266
Europe	16	18	2
Asia Pacific	8	8	4

Total segment financial results	374	368	272
Corporate and other	(223)	(237)	(241)
Provision for income taxes	(70)	(51)	(24)

	$81	$80	$7

Equity in Earnings of Equity Method Investees

($ in millions)	2014	2013	2012
Asia Pacific	$—	$—	$1

	$—	$—	$1

Depreciation

($ in millions)	2014	2013	2012
North America	$9	$10	$12
Europe	2	2	2
Asia Pacific	—	—	—

Total segment depreciation	11	12	14
Corporate and other	8	11	16

	$19	$23	$30

Assets

($ in millions)	At Year-End 2014	At Year-End 2013
North America	$1,888	$2,125
Europe	89	103
Asia Pacific	85	84

Total segment assets	2,062	2,312
Corporate and other	478	320

	$2,540	$2,632

Equity Method Investments

($ in millions)	At Year-End 2014	At Year-End 2013
Asia Pacific	$1	$1

Capital Expenditures (including inventory)

($ in millions)	2014	2013	2012
North America	$95	$167	$118
Europe	3	5	4
Asia Pacific	10	8	11

Total segment capital expenditures	108	180	133
Corporate and other	5	8	5

	$113	$188	$138

Our Financial Statements include the following items related to operations located outside the United States (which are predominately related to our Europe and Asia Pacific segments):

•	Revenues, excluding reimbursed costs, of $188 million in 2014, $207 million in 2013 and $236 million in 2012; and

•	Fixed assets of $62 million in 2014 and $100 million in 2013. For year-end 2014 and year-end 2013, fixed assets located outside the United States are included within the “Property and equipment” caption on our Balance Sheets.

18. QUARTERLY RESULTS (UNAUDITED)

	Fiscal Year 2014(1)(2)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$402	$410	$413	$511	$1,736

Expenses	$(367)	$(352)	$(367)	$(492)	$(1,578)

Net income	$19	$36	$25	$1	$81

Basic earnings per share	$0.55	$1.03	$0.77	$0.02	$2.40

Diluted earnings per share	$0.54	$1.00	$0.75	$0.01	$2.33

	Fiscal Year 2013(1)(2)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$390	$421	$412	$527	$1,750

Expenses	$(358)	$(373)	$(370)	$(505)	$(1,606)

Net income	$19	$30	$25	$6	$80

Basic earnings per share	$0.53	$0.87	$0.70	$0.16	$2.25

Diluted earnings per share	$0.51	$0.85	$0.67	$0.15	$2.18

(1)	The quarters consisted of 12 weeks, except for the fourth quarter of 2014, which consisted of 16 weeks and the fourth quarter of 2013, which consisted of 17 weeks.

(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

19. SUBSEQUENT EVENTS

Disposition and Conditional Future Purchase Commitment

In the first quarter of 2015, we sold real property located in Marco Island, Florida, consisting of $3 million of vacation ownership inventory, to a third party developer. We received consideration consisting of $5 million of cash and a note receivable of less than $1 million. We did not recognize any gain or loss on this transaction.

In accordance with the agreement with the third party developer, we have an obligation to repurchase the completed property from the developer contingent upon the property meeting our brand standards and provided that the third party developer has not sold the property to another party. Under the sale of real estate accounting guidance, our conditional obligation to repurchase the property constitutes continuing involvement and thus we were unable to account for this transaction as a sale. The property was sold to a variable interest entity for which we are not the primary beneficiary as we do not control the variable interest entity’s development activities and cannot prevent the variable interest entity from selling the property to another party. Accordingly, we will not consolidate the variable interest entity at inception.

Acquisition

In the first quarter of 2015, subject to a commitment outstanding at January 2, 2015, we completed the acquisition of an operating hotel located in San Diego, California, for approximately $55 million. We intend to convert this hotel into vacation ownership interests for future use in our MVCD program.