Form 10-Q
period 2015-03-27
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2015-04-30
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2015

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of April 24, 2015 was 31,736,631.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended

	March 27, 2015	March 28, 2014
REVENUES
Sale of vacation ownership products	$183,906	$144,850
Resort management and other services	64,417	63,546
Financing	29,052	30,640
Rental	76,199	63,525
Cost reimbursements	101,306	99,386

TOTAL REVENUES	454,880	401,947

EXPENSES
Cost of vacation ownership products	64,962	46,871
Marketing and sales	79,995	71,220
Resort management and other services	42,409	44,896
Financing	4,905	5,104
Rental	60,158	56,790
General and administrative	22,777	21,828
Litigation settlement	(262)	—
Organizational and separation related	192	851
Consumer financing interest	6,021	6,625
Royalty fee	13,000	13,428
Cost reimbursements	101,306	99,386

TOTAL EXPENSES	395,463	366,999

Gains and other income	887	1,233
Interest expense	(2,974)	(2,147)
Equity in earnings	13	37
Impairment charges on equity investment	—	(2,000)

INCOME BEFORE INCOME TAXES	57,343	32,071
Provision for income taxes	(23,289)	(12,763)

NET INCOME	$34,054	$19,308

Basic earnings per share	$1.05	$0.55
Shares used in computing basic earnings per share	32,299	34,875
Diluted earnings per share	$1.03	$0.54
Shares used in computing diluted earnings per share	33,009	35,882
Dividends declared per share of common stock	$0.25	$—

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Twelve Weeks Ended

	March 27, 2015	March 28, 2014
Net income	$34,054	$19,308
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,602)	6

Total other comprehensive (loss) income, net of tax	(5,602)	6

COMPREHENSIVE INCOME	$28,452	$19,314

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) March 27, 2015	January 2, 2015
ASSETS
Cash and cash equivalents	$272,180	$346,515
Restricted cash (including $29,310 and $34,986 from VIEs, respectively)	62,016	109,907
Accounts and contracts receivable, net (including $4,132 and $4,992 from VIEs, respectively)	114,863	109,700
Vacation ownership notes receivable, net (including $675,411 and $750,680 from VIEs, respectively)	888,193	917,228
Inventory	724,520	772,784
Property and equipment	188,431	147,379
Other	138,666	120,503

Total Assets	$2,388,869	$2,524,016

LIABILITIES AND EQUITY
Accounts payable	$76,569	$114,079
Advance deposits	63,439	60,192
Accrued liabilities (including $552 and $1,088 from VIEs, respectively)	171,325	165,969
Deferred revenue	27,018	38,818
Payroll and benefits liability	73,347	93,073
Liability for Marriott Rewards customer loyalty program	84,811	89,285
Deferred compensation liability	44,598	41,677
Mandatorily redeemable preferred stock of consolidated subsidiary, net	38,856	38,816
Debt, net (including $629,220 and $708,031 from VIEs, respectively)	618,946	696,450
Other	59,960	27,071
Deferred taxes	87,494	78,883

Total Liabilities	1,346,363	1,444,313

Contingencies and Commitments (Note 8)

Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 36,333,814 and 36,089,513 shares issued, respectively	363	361
Treasury stock — at cost; 4,602,258 and 3,996,725 shares, respectively	(277,629)	(229,229)
Additional paid-in capital	1,128,615	1,137,785
Accumulated other comprehensive income	11,452	17,054
Retained earnings	179,705	153,732

Total Equity	1,042,506	1,079,703

Total Liabilities and Equity	$2,388,869	$2,524,016

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twelve Weeks Ended

	March 27, 2015	March 28, 2014
OPERATING ACTIVITIES
Net income	$34,054	$19,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,065	4,658
Amortization of debt issuance costs	1,267	1,369
Provision for loan losses	8,437	7,470
Share-based compensation	2,643	2,274
Deferred income taxes	8,600	(1,712)
Equity method income	(13)	(37)
Gain on disposal of property and equipment, net	(887)	(1,233)
Non-cash litigation settlement	(262)	—
Impairment charges on equity investment	—	2,000
Net change in assets and liabilities:
Accounts and contracts receivable	(4,643)	(25,348)
Notes receivable originations	(48,946)	(44,921)
Notes receivable collections	67,518	71,068
Inventory	44,883	19,617
Purchase of operating hotel for future conversion to inventory	(46,614)	—
Other assets	(8,096)	2,791
Accounts payable, advance deposits and accrued liabilities	(25,064)	(9,483)
Deferred revenue	(11,624)	(3,449)
Payroll and benefit liabilities	(19,583)	(16,348)
Liability for Marriott Rewards customer loyalty program	(4,474)	(7,000)
Deferred compensation liability	2,921	700
Other liabilities	27,937	26,849
Other, net	(50)	(284)

Net cash provided by operating activities	32,069	48,289

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(10,562)	(1,056)
Decrease in restricted cash	47,103	12,555
Dispositions, net	197	21,796

Net cash provided by investing activities	36,738	33,295

FINANCING ACTIVITIES
Repayment of debt related to securitization transactions	(78,811)	(80,789)
Proceeds from vacation ownership inventory arrangement	5,375	—
Repurchase of common stock	(51,281)	(37,436)
Payment of dividends	(8,081)	—
Proceeds from stock option exercises	90	468
Payment of withholding taxes on vesting of restricted stock units	(9,061)	(4,142)
Other	80	—

Net cash used in financing activities	(141,689)	(121,899)

Effect of changes in exchange rates on cash and cash equivalents	(1,453)	34

DECREASE IN CASH AND CASH EQUIVALENTS	(74,335)	(40,281)
CASH AND CASH EQUIVALENTS, beginning of period	346,515	199,511

CASH AND CASH EQUIVALENTS, end of period	$272,180	$159,230

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Non-cash impact on Additional paid-in capital for changes in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	$(8)	$(1,450)
Non-cash issuance of note receivable	(500)	—

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of March 27, 2015, we operated 59 properties, including one hotel, in the United States and seven other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases; and renting vacation ownership inventory.

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

Fiscal Year	Quarter-End Date
2015 First Quarter	March 27, 2015
2014 First Quarter	March 28, 2014

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, seasonal and short-term variations.

These Financial Statements have not been audited. Amounts as of January 2, 2015 included in these Financial Statements have been derived from the audited consolidated financial statements as of that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, you should read these Financial Statements in conjunction with the consolidated financial statements and notes to those consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2015.

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

We have reclassified certain prior year amounts to conform to our current period presentation.

New Accounting Standards

Accounting Standards Update No. 2015-02 – “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”)

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, which amends the guidance for evaluating whether to consolidate certain legal entities. Specifically, ASU 2015-02 modifies the method for determining whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Further, it eliminates the presumption that a general partner should consolidate a limited partnership and impacts the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Our early adoption of ASU 2015-02 in the first quarter of 2015 did not have a material impact on our Financial Statements.

Accounting Standards Update No. 2015-03 – “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”)

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability instead of being presented as an asset. The recognition and measurement guidance for debt issuance costs has not changed. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. Our early adoption of ASU 2015-03 in the first quarter of 2015 did not have a material impact on our Financial Statements. See Footnote No. 9, “Debt,” for additional information on our debt issuance costs.

Future Adoption of Accounting Standards

Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. As currently written, ASU 2014-09 will be effective for financial statements issued for the first interim period within annual periods beginning after December 15, 2016, and does not permit early adoption. However, on April 29, 2015, the FASB published an exposure draft proposing to extend the effective date to the first interim period within annual periods beginning after December 15, 2017. We continue to evaluate the impact that this guidance, including the method of implementation, will have on our financial statements and disclosures.

2. INCOME TAXES

We file U.S. consolidated federal and state tax returns, as well as consolidated and separate tax filings for non-U.S. jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate was $1.4 million and $1.3 million at March 27, 2015 and January 2, 2015, respectively.

We have joined in the Marriott International U.S. federal tax consolidated filing for periods up to the date of the Spin-Off. The U.S. Internal Revenue Service (the “IRS”) has examined Marriott International’s federal income tax returns, and it has settled all issues related to the timeshare business for the tax years through the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities, and our 2011 and 2012 returns are currently being audited by the IRS and authorities in other foreign jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of these audits. Pursuant to a Tax Sharing and Indemnification Agreement with Marriott International effective November 21, 2011, as subsequently amended, Marriott International is liable and shall pay the relevant tax authority for all taxes related to our taxable income prior to the Spin-Off.

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	March 27, 2015	January 2, 2015
Vacation ownership notes receivable — securitized	$675,411	$750,680
Vacation ownership notes receivable — non-securitized
Eligible for securitization (1)	88,521	24,194
Not eligible for securitization (1)	124,261	142,354

Subtotal	212,782	166,548

Total vacation ownership notes receivable	$888,193	$917,228

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable.

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable at March 27, 2015:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2015	$45,822	$75,502	$121,324
2016	36,102	97,914	134,016
2017	27,040	94,708	121,748
2018	17,707	83,687	101,394
2019	14,920	73,037	87,957
Thereafter	71,191	250,563	321,754

Balance at March 27, 2015	$212,782	$675,411	$888,193

Weighted average stated interest rate	11.8%	12.8%	12.5%
Range of stated interest rates	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable on our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Interest income associated with vacation ownership notes receivable — securitized	$22,074	$21,591
Interest income associated with vacation ownership notes receivable — non-securitized	5,493	7,541

Total interest income associated with vacation ownership notes receivable	$27,567	$29,132

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the twelve weeks ended March 27, 2015:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at January 2, 2015	$64,752	$53,666	$118,418
Provision for loan losses	3,379	4,815	8,194
Clean-up calls (1)	1,316	(1,316)	—
Write-offs	(11,721)	—	(11,721)
Defaulted vacation ownership notes receivable repurchase activity (2)	6,031	(6,031)	—

Balance at March 27, 2015	$63,757	$51,134	$114,891

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.
(2)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title of the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.84 percent and 6.95 percent as of March 27, 2015 and January 2, 2015, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $4.6 million as of March 27, 2015 and $4.7 million as of January 2, 2015.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at March 27, 2015	$53,672	$10,914	$64,586
Investment in vacation ownership notes receivable on non-accrual status at January 2, 2015	$60,275	$7,172	$67,447
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended March 27, 2015	$56,974	$9,043	$66,017
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended March 28, 2014	$67,679	$9,027	$76,706

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of March 27, 2015:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$8,758	$17,087	$25,845
91 – 150 days past due	4,954	8,187	13,141
Greater than 150 days past due	48,718	2,727	51,445

Total past due	62,430	28,001	90,431
Current	214,109	698,544	912,653

Total vacation ownership notes receivable	$276,539	$726,545	$1,003,084

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of January 2, 2015:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$8,330	$22,544	$30,874
91 – 150 days past due	6,101	7,003	13,104
Greater than 150 days past due	54,174	169	54,343

Total past due	68,605	29,716	98,321
Current	162,695	774,630	937,325

Total vacation ownership notes receivable	$231,300	$804,346	$1,035,646

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

	At March 27, 2015		At January 2, 2015
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable
Securitized	$675,411	$820,901	$750,680	$909,391
Non-securitized	212,782	235,286	166,548	172,103

Total financial assets	$888,193	$1,056,187	$917,228	$1,081,494

Non-recourse debt associated with vacation ownership notes receivable securitizations, gross	$(629,220)	$(635,042)	$(708,031)	$(712,977)
Other debt, gross	(3,386)	(3,386)	(3,306)	(3,306)
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	(40,000)	(43,624)	(40,000)	(43,837)
Liability for Marriott Rewards customer loyalty program	(84,811)	(74,434)	(89,285)	(80,448)
Other liabilities	(4,141)	(4,141)	(4,118)	(4,118)

Total financial liabilities	$(761,558)	$(760,627)	$(844,740)	$(844,686)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

	At March 27, 2015		At January 2, 2015
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization	$88,521	$111,025	$24,194	$29,749
Not eligible for securitization	124,261	124,261	142,354	142,354

Total non-securitized	$212,782	$235,286	$166,548	$172,103

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

5. ACQUISITIONS AND DISPOSITIONS

Marco Island, Florida

During the first quarter of 2015, we sold real property located in Marco Island, Florida, consisting of $3.1 million of vacation ownership inventory, to a third party developer. We received consideration consisting of $5.4 million of cash and a note receivable of $0.5 million. We did not recognize any gain or loss on this transaction.

In accordance with our agreement with the third party developer, we are obligated to repurchase the completed property from the developer contingent upon the property meeting our brand standards, provided that the third party developer has not sold the property to another party. In accordance with the authoritative guidance on accounting for sales of real estate, our conditional obligation to repurchase the property constitutes continuing involvement and thus we were unable to account for this transaction as a sale. The property was sold to a variable interest entity for which we are not the primary beneficiary as we do not control the variable interest entity’s development activities and cannot prevent the variable interest entity from selling the property to another party. Accordingly, we have not consolidated the variable interest entity.

As of March 27, 2015, our Balance Sheet reflects $6.2 million of Other liabilities that relate to the deferral of recognition of revenue on this transaction, which will reduce our basis in the asset if we repurchase the property. In addition, the note receivable of $0.5 million and other receivables of $0.2 million are included in the Accounts and contracts receivable line on the Balance Sheet as of March 27, 2015. The cash consideration received for the sale of the real property is included in Proceeds from vacation ownership inventory arrangements on the Cash Flow for the twelve weeks ended March 27, 2015. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is our interest in the note receivable and the other receivables discussed above as of March 27, 2015.

San Diego, California

During the first quarter of 2015, we completed the acquisition of an operating hotel located in San Diego, California, for $55.0 million. The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As consideration for the acquisition, we paid $55.0 million in cash, which was allocated based on the estimated fair value at the date of acquisition as follows: $54.3 million to property and equipment and $0.7 million to other assets. Fair value was calculated using an independent appraisal, which was primarily based on a discounted cash flow model, a level 3 fair value input. We intend to convert this hotel into vacation ownership interests for future use in our North America points-based program, Marriott Vacation Club Destinations ™ (“MVCD”) in the near term. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating hotel for future conversion to inventory line on the Cash Flow for the twelve weeks ended March 27, 2015. The remaining $7.7 million was included as an investing activity in the Capital expenditures for property and equipment line on the Cash Flow for the twelve weeks ended March 27, 2015, as it was allocated to assets to be used prior to conversion of the hotel to vacation ownership interests, as well as ancillary and sales center assets to be retained after the conversion.

Orlando, Florida

During the first quarter of 2014, we disposed of a golf course and adjacent undeveloped land in Orlando, Florida for $24.0 million in gross cash proceeds. As a condition of the sale, we continued to operate the golf course through the end of the first quarter of 2015 at our own risk. We utilized the performance of services method to record a gain of $3.1 million over the period during which we operated the golf course, of which $0.9 million and $1.2 million is included in the Gains and other income line on the Statements of Income for the twelve weeks ended March 27, 2015 and March 28, 2014, respectively.

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

	Twelve Weeks Ended
(in thousands, except per share amounts)	March 27, 2015(1)	March 28, 2014(2)
Computation of Basic Earnings Per Share
Net income	$34,054	$19,308
Weighted average shares outstanding	32,299	34,875

Basic earnings per share	$1.05	$0.55

Computation of Diluted Earnings Per Share
Net income	$34,054	$19,308

Weighted average shares outstanding	32,299	34,875
Effect of dilutive securities
Employee stock options and SARs	473	586
Restricted stock units	237	421

Shares for diluted earnings per share	33,009	35,882

Diluted earnings per share	$1.03	$0.54

(1)	The computations of diluted earnings per share exclude approximately 203,000 shares of common stock, the maximum number of shares issuable as of March 27, 2015 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2)	The computations of diluted earnings per share exclude approximately 291,000 shares of common stock, the maximum number of shares issuable as of March 28, 2014 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the twelve weeks ended March 27, 2015, we excluded 62,018 shares underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock, with an exercise price of $77.42, from our calculation of diluted earnings per share because this exercise price was greater than the average market price for the applicable period. In addition, for the twelve weeks ended March 28, 2014, we excluded 57,906 shares underlying SARs that may be settled in shares of common stock, with an exercise price of $52.09, from our calculation of diluted earnings per share because this exercise price was greater than the average market price for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in thousands)	At March 27, 2015	At January 2, 2015
Finished goods(1)	$361,237	$413,066
Land and infrastructure(2)	358,742	355,198

Real estate inventory	719,979	768,264
Operating supplies and retail inventory	4,541	4,520

	$724,520	$772,784

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.
(2)	Includes $47.5 million of sales centers that are expected to be converted into vacation ownership products to be sold in the future and $83.0 million of inventory related to estimated future foreclosures at March 27, 2015.

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

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings, which is included on our Balance Sheet in the Other caption within Liabilities.

($ in thousands)	Maximum Potential Amount of Future Fundings At March 27, 2015	Liability for Expected Future Fundings At March 27, 2015
Segment
Asia Pacific	$7,453	$56
North America	2,846	210

Total guarantees where we are the primary obligor	$10,299	$266

Commitments and Letters of Credit

In addition to the guarantees we describe in the preceding paragraphs, as of March 27, 2015, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $32.6 million, of which we expect $10.5 million, $8.1 million, $6.0 million, $2.5 million, $1.4 million and $4.1 million will be paid in 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.

•	We have commitments to subsidize vacation ownership associations of $4.0 million, which we expect to pay in 2015.

•	We have a commitment of $75.5 million to purchase vacation ownership units located in Miami, Florida, contingent upon completion of construction and receipt of a certificate of occupancy, for use in our MVCD program. We made a deposit of $3.8 million in connection with this commitment in 2014, and we are committed to make an additional deposit of $3.8 million upon the seller’s receipt of a temporary certificate of occupancy and the remaining payment of $67.9 million upon acquisition of the units in 2015. We are currently evaluating the use of a capital efficient arrangement to delay the timing of this capital investment.

•	We have a commitment of $38.5 million to purchase vacation ownership units located on the Big Island of Hawaii, for use in our MVCD program, contingent upon the seller subjecting the units to a condominium regime prior to our purchase. We made a deposit of $1.5 million in connection with this commitment in 2014, and we are committed to make the remaining payment of $37.0 million in 2015. Upon acquisition, we are committed to renovate the units pursuant to a property improvement plan to be agreed upon at a later date, for which an additional $45.0 million to $55.0 million is required to be funded. We are currently evaluating the use of a capital efficient arrangement to delay the timing of this capital investment.

•	We have a commitment of $137.1 million to purchase vacation ownership units located in Marco Island, Florida, of which we expect $33.3 million, $50.0 million and $53.8 million will be paid in 2017, 2018 and 2019, respectively. See Footnote No. 5, “Acquisitions and Dispositions,” for additional information on this transaction.

Surety bonds issued as of March 27, 2015 totaled $73.8 million, the majority of which were requested by federal, state or local governments related to our operations.

Additionally, as of March 27, 2015, we had $3.3 million of letters of credit outstanding under our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

In December 2012, Jon Benner, an owner of fractional interests at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), filed suit in Superior Court for the State of California, County of San Francisco, against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”). The plaintiff alleged that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constituted intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought included damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. In September 2014, we reached an agreement in principle to settle the Benner action, which agreement was subject to court approval because the case is a putative class action. The court approved the settlement on March 31, 2015. At March 27, 2015, we have an accrual of $2.9 million related to the settlement.

In December 2012, Steven B. Hoyt and Bradley A. Hoyt, purchasers of fractional interests in two of The Ritz-Carlton Destination Club projects, filed suit in the United States District Court for the District of Minnesota against us, certain of our subsidiaries and The Ritz-Carlton Hotel Company on behalf of a putative class consisting of all purchasers of fractional interests at The Ritz-Carlton Destination Club projects. The plaintiffs alleged that program changes beginning in 2009 caused an actionable decrease in the value of the fractional interests purchased. The relief sought included declaratory and injunctive relief, damages in an unspecified amount, rescission of the purchases, restitution, disgorgement of profits, interest and attorneys’ fees. In response to our motion to dismiss the original complaint, plaintiffs filed an amended complaint. In response, we filed a renewed motion to dismiss. On February 7, 2014, the court issued an order granting that motion in part and denying it in part. In November 2014, the court granted our motion for partial judgment on the pleadings clarifying the scope of the single remaining claim in the case. We have reached an agreement in principle to settle the case for a nominal amount.

In January 2013, Krishna and Sherrie Narayan and other owners of 12 residential units at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) were granted leave by the court to file, and subsequently did file, an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against this action vigorously. In August 2013, the Hawaii Intermediate Court of Appeals reversed the Maui Circuit Court’s denial of our motion to compel arbitration of the claims asserted by plaintiffs. The Circuit Court subsequently granted our renewed motion to compel arbitration and referred the matter to arbitration. The Hawaii Supreme Court thereafter agreed to review the decision of the Intermediate Court of Appeals and heard oral argument in the case in April 2014, but has not yet taken any action to affirm or reverse that decision. Additionally, in 2014, owners of two residential units agreed to release their claims in this action. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

In June 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The amended complaint supersedes a prior complaint that was not served on any defendant. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration of the claims asserted by the plaintiffs, and the parties are currently engaged in arbitration. We dispute the material allegations in the amended complaint and in the statement of claim filed in the arbitration, and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation and arbitration, we cannot estimate a range of the potential liability, if any, at this time. Additionally, owners of two fractional interests have since agreed to release their claims in this action, and the owners of another fractional interest, who are not parties to the Charles action, have agreed to release similar claims, in each instance for nominal sums.

In June 2013, owners of 35 residences and lots at The Abaco Club on Winding Bay (“The Abaco Club”) in the Bahamas filed a complaint in Orange County, Florida Circuit Court against us, one of our subsidiaries, certain subsidiaries of Marriott International and the resort’s owners’ association, alleging that the defendants failed to maintain the golf course, golf clubhouse, roads, water supply system, and other facilities and equipment in a manner commensurate with a five-star luxury resort, and certain deficiencies in the quality of services provided at the resort. The plaintiffs also alleged that the defendants failed to honor an obligation to extend a right of first offer to club owners in connection with plans to sell the club property. The plaintiffs alleged statutory and common law claims for breach of contract, breach of fiduciary duty, and fraud and sought compensatory and punitive damages. We filed a motion to dismiss the complaint. In April 2014, this action was abated for a period after we entered into a non-binding letter of intent to dispose of undeveloped and partially developed land, an operating golf course, spa and clubhouse and related facilities at The Abaco Club to an entity to be comprised of certain members of The Abaco Club, including certain of the plaintiffs, and others. Upon the closing of the sale in December 2014, all claims asserted against us in this matter were dismissed with prejudice.

In May 2014, we received notices of intent to initiate litigation or arbitration from: Michael and Marla Flynn, owners of weeks-based Marriott Vacation Club vacation ownership products at two of our resorts in Hawaii; William Sterman, an owner of such products at one of our resorts in Massachusetts; and Norman and Carreen Abramson, owners of such products at one of our resorts in California. The claimants, all of whom are represented by a single law firm, allege that the introduction of the MVCD program caused an actionable decrease in the value of their vacation ownership interests. The claimants stated that, if a satisfactory resolution of their concerns could not be achieved, they would pursue their claims through litigation or arbitration, each on behalf of a putative class consisting of themselves and all others similarly situated. The notices indicated that the relief that would be sought would include compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to applicable timeshare and unfair trade practices acts and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. The Flynns filed a claim based on the above allegations with the American Arbitration Association on August 6, 2014. We initiated a declaratory judgment action in the United States District Court of Hawaii against the Flynns, seeking to enjoin the arbitration proceedings. In December 2014, the Court ruled that the arbitrability of the Flynns’ claims must be resolved by an arbitrator. We appealed that decision to the United States Court of Appeals for the Ninth Circuit. The Court granted our motion to expedite the appeal. On March 30, 2015, the arbitrator ruled that the Flynns’ claims are not subject to arbitration, and dismissed the Flynn proceeding. As a result of the arbitrator’s ruling that the Flynns’ claims are not subject to arbitration, we dismissed as moot our appeal in the Ninth Circuit. Mr. Sterman filed a claim based on the above allegations with the American Arbitration Association in August 2014. We initiated a declaratory judgment action in the United States District Court for the Middle District of Florida against Mr. Sterman, seeking to enjoin the arbitration proceedings. On January 16, 2015, the Court ruled that the arbitrability of Mr. Sterman’s claims must be resolved by an arbitrator. We appealed that decision to the United States Court of Appeals for the Eleventh Circuit. The Court granted our motion to expedite the appeal, which remains pending. On March 30, 2015, the arbitrator ruled that Mr. Sterman’s claims were subject to arbitration, but reserved judgment on our motion to dismiss the arbitration for other reasons. On January 29, 2015, the Abramsons filed an action in the United States District Court for the Central District of California based on the above allegations. On March 30, 2015, we filed a motion to dismiss the Abramson action, which remains pending. We dispute the material allegations in the arbitration claim, as well as the allegations in the California action, and intend to defend against them vigorously. Given the early stages of the arbitration and litigation proceedings, we cannot estimate a range of potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $16.1 million, of which $4.4 million is included within liabilities on our Balance Sheet at March 27, 2015. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2017.

9. DEBT

The following table provides detail on our debt balances, net of unamortized debt issuance costs:

($ in thousands)	At March 27, 2015	At January 2, 2015
Vacation ownership notes receivable securitizations, gross(1)	$629,220	$708,031
Unamortized debt issuance costs	(7,372)	(8,089)

	621,848	699,942

Other debt, gross	3,386	3,306
Unamortized debt issuance costs(2)	(6,288)	(6,798)

	(2,902)	(3,492)

	$618,946	$696,450

(1)	Interest rates as of March 27, 2015 range from 2.2% to 7.2% with a weighted average interest rate of 3.0%.
(2)	Includes $6.1 million and $6.6 million of unamortized debt issuance costs as of March 27, 2015 and January 2, 2015, respectively, related to facilities with no cash borrowings outstanding.

See Footnote No. 13, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and our non-recourse warehouse credit facility (the “Warehouse Credit Facility”). All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured. The Warehouse Credit Facility currently terminates on September 15, 2016 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. As of March 27, 2015, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.

Although no cash borrowings were outstanding as of March 27, 2015 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations (1)	Other Debt	Total
Debt Principal Payments Year
2015	$77,421	$27	$77,448
2016	94,960	56	95,016
2017	72,861	61	72,922
2018	68,355	65	68,420
2019	68,376	70	68,446
Thereafter	247,247	3,107	250,354

Balance at March 27, 2015	$629,220	$3,386	$632,606

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $6.6 million and $6.2 million in the twelve weeks ended March 27, 2015 and March 28, 2014, respectively.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the twelve weeks ended March 27, 2015, and as of March 27, 2015, no securitized vacation ownership notes receivable pools were out of compliance with the established parameters. As of March 27, 2015, we had 7 securitized vacation ownership notes receivable pools outstanding.

10. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40.0 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. Until October 2016, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. In October 2016, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years (i.e., beginning in October 2016) at par. The Series A preferred stock has an aggregate liquidation preference of $40.0 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of March 27, 2015, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

The following table provides detail on our mandatorily redeemable preferred stock of consolidated subsidiary balance, net of unamortized debt issuance costs:

($ in thousands)	At March 27, 2015	At January 2, 2015
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	$40,000	$40,000
Unamortized debt issuance costs	(1,144)	(1,184)

	$38,856	$38,816

11. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 27, 2015, there were 36,333,814 shares of Marriott Vacations Worldwide common stock issued, of which 31,731,556 shares were outstanding and 4,602,258 shares were held as treasury stock. At January 2, 2015, there were 36,089,513 shares of Marriott Vacations Worldwide common stock issued, of which 32,092,788 shares were outstanding and 3,996,725 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 27, 2015 or January 2, 2015.

The following table details changes in shareholders’ equity during the twelve weeks ended March 27, 2015:

($ in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at January 2, 2015	$361	$(229,229)	$1,137,785	$17,054	$153,732	$1,079,703
Net income	—	—	—	—	34,054	34,054
Foreign currency translation adjustments	—	—	—	(5,602)	—	(5,602)
Amounts related to share-based compensation	2	—	(6,281)	—	—	(6,279)
Adjustment to reclassification of Marriott International investment to Additional paid-in capital	—	—	(8)	—	—	(8)
Repurchase of common stock	—	(48,400)	(2,881)	—	—	(51,281)
Dividends	—	—	—	—	(8,081)	(8,081)

Balance at March 27, 2015	$363	$ (277,629)	$1,128,615	$11,452	$179,705	$1,042,506

Share Repurchase Program

In March 2015, pursuant to our existing share repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of our common stock. Under the agreement, we paid $30.0 million and received an initial delivery of 327,782 shares of common stock on March 20, 2015, which are included in treasury stock. We accounted for the ASR as two separate transactions: (i) a purchase of treasury stock and (ii) a forward contract indexed to our common stock.

We recorded $27.1 million as treasury stock and $2.9 million, the implied value of the forward contract, in additional paid-in capital on the Balance Sheet as of March 27, 2015. The total number of shares that we ultimately receive under the ASR will be determined based on the average of the daily volume-weighted average share price of our common stock over the duration of the ASR, less an agreed discount, and may be subject to adjustments for certain events under the agreement. The maximum number of additional shares that may be delivered to us under the ASR is 72,841. As the remainder of the shares are delivered to us, the forward contract will be reclassified from additional paid-in capital to treasury stock. Final settlement will occur in the second quarter of 2015.

Excluding the repurchases under the ASR discussed above, during the first quarter of 2015, we repurchased 277,751 shares of our common stock under our current share repurchase program at an average price of $76.62 per share for a total of $21.3 million. As of March 27, 2015, 2.3 million shares remained available for repurchase under the program.

Dividends

On February 12, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share to shareholders of record as of February 26, 2015, which we paid on March 11, 2015.

12. SHARE-BASED COMPENSATION

A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”). As of March 27, 2015, 1.7 million shares were available for grants under the Stock Plan.

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

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $2.6 million and $2.3 million for the twelve weeks ended March 27, 2015 and March 28, 2014, respectively. Our deferred compensation liability related to unvested awards held by our employees totaled $23.4 million and $12.2 million at March 27, 2015 and January 2, 2015, respectively.

Restricted Stock Units (“RSUs”)

We granted 118,189 RSUs, exclusive of RSUs with performance vesting conditions, to our employees and non-employee directors during the twelve weeks ended March 27, 2015. RSUs granted in the twelve weeks ended March 27, 2015 had a weighted average grant-date fair value of $77.43. RSUs issued to our employees generally vest over four years in annual installments commencing one year after the date of grant. RSUs issued to our non-employee directors vest in full on the date of grant.

During the twelve weeks ended March 27, 2015 and March 28, 2014, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, is determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum number of RSUs that may be earned under the RSUs with performance-based vesting criteria granted during the twelve weeks ended March 27, 2015 and March 28, 2014 was approximately 74,000 and 62,000, respectively.

Stock Appreciation Rights (“SARs”)

We granted 62,018 SARs to members of management during the twelve weeks ended March 27, 2015. These SARs had a weighted average grant-date fair value of $29.75 and a weighted average exercise price of $77.42. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant.

We use the Black-Scholes model to estimate the fair value of the SARs granted. For SARs granted under the Stock Plan in the twelve weeks ended March 27, 2015, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was $1.00 based on our expected dividend rate.

The following table outlines the assumptions used to estimate the fair value of grants during the twelve weeks ended March 27, 2015:

Expected volatility	42.74%
Dividend yield	1.26%
Risk-free rate	1.74%
Expected term (in years)	6.25

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at March 27, 2015:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$675,411	$—	$675,411
Interest receivable	4,132	—	4,132
Restricted cash	29,310	—	29,310

Total	$708,853	$—	$708,853

Consolidated Liabilities:
Interest payable	$521	$31	$552
Debt	629,220	—	629,220

Total	$629,741	$31	$629,772

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended March 27, 2015:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$22,074	$—	$22,074
Interest expense to investors	$4,706	$313	$5,019
Debt issuance cost amortization	$717	$285	$1,002
Administrative expenses	$107	$42	$149

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the twelve weeks ended March 27, 2015 and March 28, 2014:

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Cash inflows:
Principal receipts	$48,608	$46,195
Interest receipts	22,933	22,292
Reserve release	1,425	1,538

Total	72,966	70,025

Cash outflows:
Principal to investors	(48,054)	(47,161)
Voluntary repurchases of defaulted vacation ownership notes receivable	(6,031)	(6,906)
Voluntary clean-up call	(24,726)	(26,722)
Interest to investors	(5,219)	(5,865)

Total	(84,030)	(86,654)

Net Cash Flows	$(11,064)	$(16,629)

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the twelve weeks ended March 27, 2015 and March 28, 2014:

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Cash inflows:

Total	$—	$—

Cash outflows:
Interest to investors	(336)	(375)

Total	(336)	(375)

Net Cash Flows	$(336)	$(375)

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $15.0 million upon presentation of demand notes related to certain vacation ownerships notes receivable securitization transactions outstanding at March 27, 2015.

Other Variable Interest Entities

We have an equity investment in the Joint Venture, a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii. We concluded that the Joint Venture is a variable interest entity because the equity investment at risk is not sufficient to permit it to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of the Joint Venture, as power to direct the activities that most significantly impact its economic performance is shared among the variable interest holders and, therefore, we do not consolidate the Joint Venture. In 2009, we fully impaired our equity investment in the Joint Venture and in certain notes receivable due from the Joint Venture and subsequently reduced the carrying value of our investment in those receivables to zero. Following the Joint Venture’s failure to pay promissory notes due in 2010 and 2011, the lenders initiated foreclosure proceedings with respect to unsold interests in the project. A sale was completed following a foreclosure auction, and on June 13, 2013, we received $7.4 million of cash as a partial repayment of our previously fully reserved receivables due from the Joint Venture. The Joint Venture’s obligations with respect to the remaining receivables have been terminated.

At March 27, 2015, we have an accrual of $4.0 million for potential future funding obligations, representing our remaining expected exposure to loss related to our involvement with the Joint Venture exclusive of any future costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 8, “Contingencies and Commitments.”

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

Revenues

	Twelve Weeks Ended

($ in thousands)	March 27, 2015	March 28, 2014
North America	$391,928	$366,329
Europe	21,587	24,471
Asia Pacific	41,365	11,147

Total segment revenues	454,880	401,947
Corporate and other	—	—

	$454,880	$401,947

Net Income

	Twelve Weeks Ended

($ in thousands)	March 27, 2015	March 28, 2014
North America	$97,736	$79,655
Europe	14	1,402
Asia Pacific	9,443	1,492

Total segment financial results	107,193	82,549
Corporate and other	(49,850)	(50,478)
Provision for income taxes	(23,289)	(12,763)

	$34,054	$19,308

Assets

($ in thousands)	At March 27, 2015	At January 2, 2015
North America	$1,913,448	$1,877,575
Europe	84,472	88,867
Asia Pacific	66,844	85,469

Total segment assets	2,064,764	2,051,911
Corporate and other	324,105	472,105

	$2,388,869	$2,524,016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Spin-Off

On November 21, 2011, Marriott International, Inc. (“Marriott International”) completed the spin-off of its vacation ownership division (the “Spin-Off”). Since the Spin-Off, we have been an independent public company, with our common stock listed on the New York Stock Exchange under the symbol “VAC.” Following the Spin-Off, we and Marriott International have operated independently, and neither company has any ownership interest in the other.

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of March 27, 2015, we operated 59 properties in the United States and seven other countries and territories, including an operating hotel in San Diego, California, that we intend to convert into vacation ownership interests for future use in our North America points-based program, Marriott Vacation Club DestinationsTM (“MVCD”) in the near term. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

Below is a summary of significant accounting policies used in our business that will be used in describing our results of operations.

Sale of Vacation Ownership Products

We recognize revenues from the sale of vacation ownership products when all of the following conditions exist: a binding sales contract has been executed; the statutory rescission period has expired; the receivable is deemed collectible; and the remainder of our obligations are substantially completed.

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

We provide day-to-day management services, including housekeeping services, operation of reservation systems, maintenance, and certain accounting and administrative services for property owners’ associations. We receive compensation for these management services; this compensation is generally based on either a percentage of budgeted costs to operate the resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy.

Resort management and other services expenses include costs to operate the food and beverage and other ancillary operations and overall customer support services, including reservations, certain transaction-based expenses relating to external exchange service providers and settlement expenses from the sale of vacation ownership products.

Financing

We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Twelve Weeks Ended
	March 27, 2015	March 28, 2014
Average FICO score	728	731

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

	Twelve Weeks Ended
	March 27, 2015	March 28, 2014
Historical default rates	0.9%	0.9%

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

Interest Expense

Interest expense consists of all interest expense other than consumer financing interest expense.

Other Items

We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products;

•	Development margin percentage; and

•	Volume per guest (“VPG”), which we calculate by dividing contract sales, excluding fractional and residential sales, telesales and other sales that are not attributed to a tour at a sales location, by the number of tours at sales locations in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.

Rounding

Percentage changes presented in our public filings are calculated using whole dollars.

Consolidated Results

The following discussion presents an analysis of our results of operations for the twelve weeks ended March 27, 2015, compared to the twelve weeks ended March 28, 2014.

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Revenues
Sale of vacation ownership products	$183,906	$144,850
Resort management and other services	64,417	63,546
Financing	29,052	30,640
Rental	76,199	63,525
Cost reimbursements	101,306	99,386

Total revenues	454,880	401,947

Expenses
Cost of vacation ownership products	64,962	46,871
Marketing and sales	79,995	71,220
Resort management and other services	42,409	44,896
Financing	4,905	5,104
Rental	60,158	56,790
General and administrative	22,777	21,828
Litigation settlement	(262)	—
Organizational and separation related	192	851
Consumer financing interest	6,021	6,625
Royalty fee	13,000	13,428
Cost reimbursements	101,306	99,386

Total expenses	395,463	366,999

Gains and other income	887	1,233
Interest expense	(2,974)	(2,147)
Equity in earnings	13	37
Impairment charges on equity investment	—	(2,000)

Income before income taxes	57,343	32,071
Provision for income taxes	(23,289)	(12,763)

Net income	$34,054	$19,308

Contract Sales

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Contract Sales
Vacation ownership	$169,950	$155,248	$14,702	9%
Residential products	28,420	6,326	22,094	NM

Total contract sales	$198,370	$161,574	$36,796	23%

NM = not meaningful

The $36.8 million increase in total contract sales was driven by $28.4 million of higher residential contract sales in our Asia Pacific segment in the twelve weeks ended March 27, 2015, $15.8 million of higher vacation ownership contract sales in our key North America segment and $2.0 million of higher vacation ownership contract sales in our Asia Pacific segment, partially offset by $6.3 million of lower residential contract sales in our North America segment and $3.1 million of lower contract sales in our Europe segment.

The increase in vacation ownership contract sales in our North America segment reflected a $12.6 million increase in sales at on-site sales locations, a $1.9 million increase in fractional sales as we continue to sell through remaining luxury inventory, and a

$1.3 million increase in sales at off-site (non tour-based) sales locations. The increase in sales at on-site sales locations reflected a 5 percent increase in VPG to $3,640 in the twelve weeks ended March 27, 2015 from $3,477 in the prior year comparable period and a 5 percent increase in the number of tours. The increase in VPG was due to a 0.8 percentage point increase in closing efficiency and higher pricing, partially offset by a decrease in the number of points sold per contract due to the increase in sales to existing owners in the current period. The increase in the number of tours was driven by an increase in existing owner tours. During the twelve weeks ended March 27, 2015, we announced enhancements to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points.

Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015 for $28.4 million. We expect to reinvest the proceeds from the disposition in new timeshare destinations in the region with strong on-site sales locations.

Sale of Vacation Ownership Products

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Contract sales	$198,370	$161,574	$36,796	23%
Revenue recognition adjustments:
Reportability	(1,513)	(4,554)	3,041
Sales reserve	(8,367)	(7,651)	(716)
Other(1)	(4,584)	(4,519)	(65)

Sale of vacation ownership products	$183,906	$144,850	$39,056	27%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $1.5 million negative impact in the quarter, compared to a $4.6 million negative impact in the prior year comparable period because more sales met the down payment requirement for revenue recognition purposes prior to the end of the current period compared to the prior year comparable period, mainly in our Europe segment. The higher sales reserve is due to the increase in vacation ownership contract sales in the current year quarter.

Development Margin

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Sale of vacation ownership products	$183,906	$144,850	$39,056	27%
Cost of vacation ownership products	(64,962)	(46,871)	(18,091)	(39%)
Marketing and sales	(79,995)	(71,220)	(8,775)	(12%)

Development margin	$38,949	$26,759	$12,190	46%

Development margin percentage	21.2%	18.5%	2.7 pts

The increase in development margin reflected the following:

•	$4.5 million from higher residential contract sales ($5.9 million from the sale of residential inventory in our Asia Pacific segment in the twelve weeks ended March 27, 2015 compared to $1.4 million from the sale of residential inventory in our North America segment in the prior year comparable period);

•	$4.0 million from higher vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $1.6 million from a favorable mix of lower cost real estate inventory being sold;

•	$1.9 million from higher revenue reportability compared to the prior year comparable period; and

•	$1.8 million from higher favorable product cost true-ups, including $1.5 million in our Asia Pacific segment ($2.7 million in the twelve weeks ended March 27, 2015 compared to $0.9 million in the prior year comparable period).

The 2.7 percentage point improvement in the development margin percentage reflected a 1.2 percentage point increase due to the higher favorable product cost true-up activity year-over-year, a 1.1 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended March 27, 2015, a 0.9 percentage point increase due to the favorable revenue reportability year-over-year and a 0.6 percentage point increase from the higher North America vacation ownership contract sales and Asia Pacific residential contract sales, both of which have a development margin that is higher than the company-wide average. These improvements were partially offset by a 1.1 percentage point decline due to less efficient marketing and sales spending, primarily in our Europe segment due to an inability to leverage fixed costs on lower sales volumes.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Management fee revenues	$17,580	$16,783	$797	5%
Other services revenues	46,837	46,763	74	NM

Resort management and other services revenues	64,417	63,546	871	1%
Resort management and other services expenses	(42,409)	(44,896)	2,487	6%

Resort management and other services margin	$22,008	$18,650	$3,358	18%

Resort management and other services margin percentage	34.2%	29.3%	4.9 pts

The increase in resort management and other services revenues reflected $0.8 million of higher management fees, $0.6 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $0.6 million of higher fees from external exchange service providers and $1.2 million of higher resales commission and other revenues, partially offset by $2.3 million of lower ancillary revenues. The decrease in ancillary revenues included a $2.8 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing the operation of a restaurant during the prior year. These declines were partially offset by a $0.5 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts.

The improvement in the resort management and other services margin reflected the increase in revenue, as well as $2.5 million of lower expenses, including $4.1 million of ancillary expense savings from the dispositions, closure and outsourcing noted above, partially offset by $1.6 million of higher ancillary, customer service and MVCD program expenses related to the higher revenues in the twelve weeks ended March 27, 2015.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Interest income	$27,567	$29,118	$(1,551)	(5%)
Other financing revenues	1,485	1,522	(37)	(2%)

Financing revenues	29,052	30,640	(1,588)	(5%)
Financing expenses	(4,905)	(5,104)	199	4%
Consumer financing interest expense	(6,021)	(6,625)	604	9%

Financing margin	$18,126	$18,911	$(785)	(4%)

Financing propensity	44%	42%

The decrease in financing revenues was due to a $67.0 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues, partially offset by lower consumer financing interest expense and lower financing expenses. The lower consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances ($0.8 million), partially offset by an increase in the outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($0.2 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Rental revenues	$76,199	$63,525	$12,674	20%
Unsold maintenance fees — upscale	(12,043)	(11,098)	(945)	9%
Unsold maintenance fees — luxury	(2,410)	(2,852)	442	(16%)

Unsold maintenance fees	(14,453)	(13,950)	(503)	(4%)
Other expenses	(45,705)	(42,840)	(2,865)	(7%)

Rental margin	$16,041	$6,735	$9,306	138%

Rental margin percentage	21.1%	10.6%	10.5 pts

	Twelve Weeks Ended		Change	% Change
	March 27, 2015	March 28, 2014
Transient keys rented (1)	296,710	269,131	27,579	10%
Average transient key rate	$226.15	$212.81	$13.34	6%
Resort occupancy	87.7%	88.6%	(0.9 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 10 percent increase in transient keys rented ($5.9 million) primarily sourced from a 12 percent increase in available keys, a company-wide 6 percent increase in average transient rate ($3.9 million) driven by stronger consumer demand and a favorable mix of available inventory, $1.2 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $1.1 million increase in preview keys. In addition, we had $0.6 million of revenue from the operation of the hotel acquired during the twelve weeks ended March 27, 2015.

The increase in rental margin reflected $8.6 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as the $1.2 million increase in plus points revenue, partially offset by a $0.5 million loss from the operation of the hotel acquired during the twelve weeks ended March 27, 2015.

Cost Reimbursements

Twelve Weeks Ended March 27, 2015

Cost reimbursements increased $1.9 million, or 2 percent, over the prior year comparable period, reflecting an increase of $4.5 million due to higher costs and $1.0 million due to additional managed unit weeks in the twelve weeks ended March 27, 2015, partially offset by $2.3 million of lower costs associated with management contracts that were terminated prior to 2015 and a $1.3 million negative impact from foreign exchange rates in our Europe segment.

General and Administrative

Twelve Weeks Ended March 27, 2015

General and administrative expenses increased $1.0 million (from $21.8 million to $22.8 million) and were driven by higher personnel related and other costs.

Litigation Settlement

Twelve Weeks Ended March 27, 2015

During the first quarter of 2015, we reversed $0.3 million of an accrual from the sale of The Abaco Club in the Bahamas in the fourth quarter of 2014 because actual costs were lower than expected. See Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for further information related to this transaction.

Organizational and Separation Related Efforts

Twelve Weeks Ended March 27, 2015

Organizational and separation related expenses, as reflected on our Statements of Income, continued to decline in the first quarter of 2015, with $0.2 million of expenses in the twelve weeks ended March 27, 2015 compared to $0.9 million in the prior year comparable period.

Interest Expense

Twelve Weeks Ended March 27, 2015

Interest expense increased $0.9 million (from $2.1 million to $3.0 million) due to $1.3 million of lower capitalized interest costs because fewer projects were under construction than in the prior year comparable period, partially offset by a $0.2 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International and a $0.2 million decline in other interest expense.

Royalty Fee

Twelve Weeks Ended March 27, 2015

Royalty fee expense decreased $0.4 million in the twelve weeks ended March 25, 2015 (from $13.4 million to $13.0 million), and included $0.5 million of lower costs due to a higher portion of sales of pre-owned inventory, which carries a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent), partially offset by $0.1 million of higher costs due to higher closings in the twelve weeks ended March 27, 2015. Royalty fee expense decreased despite higher sales of our real estate inventory, as the $28.4 million of residential contract sales in our Asia Pacific segment were unbranded and did not require us to pay a royalty fee.

Gains and Other Income

Twelve Weeks Ended March 27, 2015

The decline in gains and other income was due to a lower gain related to the disposition of a golf course and adjacent undeveloped land in Orlando, Florida compared to the prior year comparable period. We disposed of this asset in the first quarter of 2014 and, as a condition of the sale, we continued to operate the golf course through the end of the first quarter of 2015 at our own risk. We utilized the performance of services method to record a gain of $3.1 million over the period during which we operated the golf course, of which $0.9 million was recorded in the twelve weeks ended March 27, 2015 and $1.2 million in the prior year comparable period.

Impairment Charges on Equity Investment

Twelve Weeks Ended March 27, 2015

During the first quarter of 2014, we recorded a $2.0 million impairment charge to increase our accrual for remaining costs that we expected to incur relating to our interests in an equity method investment in a joint venture project in our North America segment. There were no impairment charges on equity investment in the first quarter of 2015.

Income Tax

Twelve Weeks Ended March 27, 2015

Our provision for income taxes increased $10.5 million (from $12.8 million to $23.3 million) from the prior year comparable period. The increase was due to higher income in the United States as noted in the discussion of our North America results as well as higher income from the sale of the residential inventory in Macau as noted in the discussion of our Asia-Pacific results.

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

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Net income	$34,054	$19,308
Interest expense	2,974	2,147
Tax provision	23,289	12,763
Depreciation and amortization	4,065	4,658

EBITDA	$64,382	$38,876

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 14, “Business Segments,” to our Financial Statements for further information on our segments.

As of March 27, 2015, we operated the following 59 properties by segment:

	U.S. (1)	Non-U.S.	Total
North America(2)	46	5	51
Europe	—	5	5
Asia Pacific	—	3	3

Total	46	13	59

(1)	Includes properties located in the 48 contiguous states, Hawaii and Alaska.
(2)	Includes an operating hotel in San Diego, California that was acquired during the first quarter of 2015, which is operated by a third party, that we intend to convert into vacation ownership interests for future use in our MVCD program in the near term.

North America

The following discussion presents an analysis of our results of operations for the twelve weeks ended March 27, 2015, compared to the twelve weeks ended March 28, 2014.

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Revenues
Sale of vacation ownership products	$141,728	$131,342
Resort management and other services	58,575	57,160
Financing	27,056	28,561
Rental	71,715	59,323
Cost reimbursements	92,854	89,943

Total revenues	391,928	366,329

Expenses
Cost of vacation ownership products	40,501	41,505
Marketing and sales	69,017	62,687
Resort management and other services	36,968	39,089
Rental	54,611	51,037
Litigation settlement	(262)	—
Organizational and separation related	139	17
Royalty fee	1,260	1,677
Cost reimbursements	92,854	89,943

Total expenses	295,088	285,955

Gains and other income	880	1,242
Equity in earnings	16	39
Impairment charges on equity investment	—	(2,000)

Segment financial results	$97,736	$79,655

Contract Sales

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Contract Sales
Vacation ownership	$155,993	$140,177	$15,816	11%
Residential products	—	6,326	(6,326)	(100%)

Total contract sales	$155,993	$146,503	$9,490	6%

The increase in vacation ownership contract sales in our North America segment reflected a $12.6 million increase in sales at on-site sales locations, a $1.9 million increase in fractional sales as we continue to sell through remaining luxury inventory, and a $1.3 million increase in sales at off-site (non tour-based) sales locations. The increase in sales at on-site sales locations reflected a 5 percent increase in VPG to $3,640 in the twelve weeks ended March 27, 2015 from $3,477 in the prior year comparable period and a 5 percent increase in the number of tours. The increase in VPG was due to a 0.8 percentage point increase in closing efficiency and higher pricing, partially offset by a decrease in the number of points sold per contract due to the increase in sales to existing owners in the current period. The increase in the number of tours was driven by an increase in existing owner tours. During the twelve weeks ended March 27, 2015, we announced enhancements to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points.

Sale of Vacation Ownership Products

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Contract sales	$155,993	$146,503	$9,490	6%
Revenue recognition adjustments:
Reportability	(3,444)	(4,400)	956
Sales reserve	(6,334)	(6,327)	(7)
Other(1)	(4,487)	(4,434)	(53)

Sale of vacation ownership products	$141,728	$131,342	$10,386	8%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $3.4 million negative impact in the quarter, compared to a $4.4 million negative impact in the prior year comparable period because fewer sales were in the rescission period at the end of the twelve weeks ended March 27, 2015 compared to the prior year comparable period. Although the sales reserve is unchanged from the prior year comparable period, it reflects an increase due to the higher contract sales and an offsetting decrease due to lower estimated default activity compared to the prior year comparable period.

Development Margin

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Sale of vacation ownership products	$141,728	$131,342	$10,386	8%
Cost of vacation ownership products	(40,501)	(41,505)	1,004	2%
Marketing and sales	(69,017)	(62,687)	(6,330)	(10%)

Development margin	$32,210	$27,150	$5,060	19%

Development margin percentage	22.7%	20.7%	2.0 pts

The increase in development margin reflected the following:

•	$5.8 million from higher vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $1.5 million from a favorable mix of lower cost real estate inventory being sold;

•	$0.5 million from higher revenue reportability compared to the prior year comparable period; and

•	$0.2 million from higher favorable product cost true-ups ($1.0 million in the twelve weeks ended March 27, 2015 compared to $0.8 million in the prior year comparable period).

These increases were partially offset by $1.4 million lower residential contract sales.

The 2.0 percentage point improvement in the development margin percentage reflected a 1.1 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended March 27, 2015, a 0.5 percentage point increase from the higher vacation ownership contract sales and more efficient marketing and sales spending, a 0.2 percentage point increase due to the higher favorable product cost true-up activity year-over-year, and a 0.2 percentage point increase due to the favorable revenue reportability year-over-year.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Management fee revenues	$15,568	$14,618	$950	6%
Other services revenues	43,007	42,542	465	1%

Resort management and other services revenues	58,575	57,160	1,415	2%
Resort management and other services expenses	(36,968)	(39,089)	2,121	5%

Resort management and other services margin	$21,607	$18,071	$3,536	20%

Resort management and other services margin percentage	36.9%	31.6%	5.3 pts

The increase in resort management and other services revenues reflected nearly $1.0 million of higher management fees, $0.6 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $0.5 million of higher fees from external exchange service providers and $1.3 million of higher resales commission and other revenues, partially offset by $2.0 million of lower ancillary revenues. The decrease in ancillary revenues included a $2.8 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing the operation of a restaurant during the prior year. These declines were partially offset by a $0.8 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts.

The improvement in the resort management and other services margin reflected the increase in revenue, as well as $2.1 million of lower expenses, including $4.1 million of ancillary expense savings from the dispositions, closure and outsourcing noted above partially offset by $2.0 million of higher ancillary, customer service and MVCD program expenses related to the higher revenues in the twelve weeks ended March 27, 2015.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Interest income	$25,609	$27,087	$(1,478)	(5%)
Other financing revenues	1,447	1,474	(27)	(2%)

Financing revenues	$27,056	$28,561	$(1,505)	(5%)

Financing propensity	42%	40%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Rental revenues	$71,715	$59,323	$12,392	21%
Unsold maintenance fees — upscale	(10,936)	(9,604)	(1,332)	(14%)
Unsold maintenance fees — luxury	(2,410)	(2,852)	442	16%

Unsold maintenance fees	(13,346)	(12,456)	(890)	(7%)
Other expenses	(41,265)	(38,581)	(2,684)	(7%)

Rental margin	$17,104	$8,286	$8,818	106%

Rental margin percentage	23.8%	14.0%	9.8 pts

	Twelve Weeks Ended		Change	% Change
	March 27, 2015	March 28, 2014
Transient keys rented (1)	279,761	252,066	27,695	11%
Average transient key rate	$226.03	$212.28	$13.75	6%
Resort occupancy	89.7%	90.3%	(0.6 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to an 11 percent increase in transient keys rented ($5.9 million) primarily sourced from a 12 percent increase in available keys, a 6 percent increase in average transient rate ($3.8 million) driven by stronger consumer demand and a favorable mix of available inventory, $1.2 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $0.8 million increase in preview keys. In addition, we had $0.6 million of revenue from the operation of the hotel acquired during the twelve weeks ended March 27, 2015.

The increase in rental margin reflected $8.1 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as the $1.2 million increase in plus points revenue, partially offset by a $0.5 million loss from the operation of the hotel acquired during the twelve weeks ended March 27, 2015.

Europe

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Revenues
Sale of vacation ownership products	$5,900	$7,240
Resort management and other services	4,979	5,480
Financing	990	1,022
Rental	2,132	2,227
Cost reimbursements	7,586	8,502

Total revenues	21,587	24,471

Expenses
Cost of vacation ownership products	852	1,446
Marketing and sales	5,421	4,755
Resort management and other services	4,591	5,107
Rental	3,051	3,157
Royalty fee	76	102
Cost reimbursements	7,586	8,502

Total expenses	21,577	23,069

Gains and other income	4	—

Segment financial results	$14	$1,402

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Contract Sales
Vacation ownership	$5,298	$8,448	$(3,150)	(37%)

Total contract sales	$5,298	$8,448	$(3,150)	(37%)

The decrease in contract sales was driven by $2.0 million of lower sales from our Middle East sales location due to large multi-week purchases in the prior year comparable period that did not recur in the current period and higher cancellations in the current period, as well as $0.6 million of lower sales across the other sites and $0.6 million of lower fractional sales.

Sale of Vacation Ownership Products

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Contract sales	$5,298	$8,448	$(3,150)	(37%)
Revenue recognition adjustments:
Reportability	1,768	(136)	1,904
Sales reserve	(1,080)	(975)	(105)
Other(1)	(86)	(97)	11

Sale of vacation ownership products	$5,900	$7,240	$(1,340)	(19%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $1.8 million positive impact in the quarter, compared to a $0.1 million negative impact in the prior year comparable period because more sales met the down payment requirement for revenue recognition purposes prior to the end of the current period compared to the prior year comparable period. The increase in the sales reserve is due to an increase in the estimated default activity compared to the prior year comparable period.

Development Margin

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Sale of vacation ownership products	$5,900	$7,240	$(1,340)	(19%)
Cost of vacation ownership products	(852)	(1,446)	594	41%
Marketing and sales	(5,421)	(4,755)	(666)	(14%)

Development margin	$(373)	$1,039	$(1,412)	(136%)

Development margin percentage	(6.3%)	14.4%	(20.7 pts)

The decrease in development margin reflected $2.7 million from the lower vacation ownership contract sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due in part to less efficient marketing and sales spending at our existing sales locations due to an inability to leverage fixed costs on lower sales volumes, partially offset by $1.3 million from the higher revenue reportability year-over-year.

Asia Pacific

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Revenues
Sale of vacation ownership products	$36,278	$6,268
Resort management and other services	863	906
Financing	1,006	1,057
Rental	2,352	1,975
Cost reimbursements	866	941

Total revenues	41,365	11,147

Expenses
Cost of vacation ownership products	21,996	1,453
Marketing and sales	5,557	3,778
Resort management and other services	850	700
Rental	2,496	2,596
Royalty fee	157	177
Cost reimbursements	866	941

Total expenses	31,922	9,645

Gains and other income	3	(8)
Equity in earnings	(3)	(2)

Segment financial results	$9,443	$1,492

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

Contract Sales

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Contract Sales
Vacation ownership	$8,659	$6,623	$2,036	31%
Residential products	28,420	—	28,420	NM

Total contract sales	$37,079	$6,623	$30,456	NM

The increase in vacation ownership contract sales reflected a $704 increase in VPG and a 5.5 percent increase in the number of tours, both of which were impacted in the prior year comparable period by the increase in the cancellations rate due to changes in the Singapore timeshare regulations and continued political turmoil in Thailand.

The $28.4 million of residential contract sales was from the disposition of the Macau inventory discussed above.

Sale of Vacation Ownership Products

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Contract sales	$37,079	$6,623	$30,456	NM
Revenue recognition adjustments:
Reportability	163	(18)	181
Sales reserve	(953)	(349)	(604)
Other(1)	(11)	12	(23)

Sale of vacation ownership products	$36,278	$6,268	$30,010	NM

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The increase in the sales reserve is due to an increase in the estimated default activity compared to the prior year comparable period as well as the increase in vacation ownership contract sales.

Development Margin

Twelve Weeks Ended March 27, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 27, 2015	March 28, 2014
Sale of vacation ownership products	$36,278	$6,268	$30,010	NM
Cost of vacation ownership products	(21,996)	(1,453)	(20,543)	NM
Marketing and sales	(5,557)	(3,778)	(1,779)	(47%)

Development margin	$8,725	$1,037	$7,688	NM

Development margin percentage	24.1%	16.5%	7.6 pts

The increase in development margin reflected $5.9 million from the residential contract sales, $1.5 million from higher favorable product cost true-ups ($1.5 million in the twelve weeks ended March 27, 2015 compared to $0 in the prior year comparable period), and $0.7 million from the higher sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), and included more efficient marketing and sales spending at our existing sales locations due to leveraging fixed costs on higher sales volumes. These increases were partially offset by $0.4 million from the increase in the sales reserve.

Corporate and Other

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Cost of vacation ownership products	$1,613	$2,467
Financing	4,905	5,104
General and administrative	22,777	21,828
Organizational and separation related	53	834
Consumer financing interest	6,021	6,625
Royalty fee	11,507	11,472

Total Expenses	$46,876	$48,330

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

Twelve Weeks Ended March 27, 2015

Total expenses decreased $1.5 million from the prior year comparable period. The $1.5 million decrease resulted from $0.9 million of lower cost of vacation ownership products expenses due to lower pre-development spending associated with potential acquisitions and lower other expenses, $0.8 million of lower organizational and separation related expenses due to the completion of many of the initiatives relating to our separation from Marriott International, $0.6 million of lower consumer financing interest expense and $0.2 million of lower financing expenses, partially offset by nearly $1.0 million of higher general and administrative expenses.

The $0.6 million decline in consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances ($0.8 million), partially offset by an increase in the outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($0.2 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

General and administrative expenses increased $1.0 million (from $21.8 million to $22.8 million) and were driven by higher personnel related and other costs.

Recent Accounting Pronouncements

See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($272.2 million at the end of the first quarter of 2015), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the first quarter of 2015, $629.2 million of the $632.6 million of total gross debt outstanding was non-recourse debt associated with vacation ownership notes receivable securitizations. In addition, we have $40.0 million of mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021. We may, however, redeem the preferred stock at par after October 2016 at our option.

At the end of the first quarter of 2015, we had $720.0 million of real estate inventory on hand, comprised of $361.2 million of finished goods, and $358.8 million of land and infrastructure. We expect to continue to sell excess Ritz-Carlton branded inventory through the MVCD program in order to generate incremental cash and reduce related carrying costs.

Our vacation ownership product offerings allow us to utilize our real estate inventory efficiently. The majority of our sales are of a points-based product, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we need to have only a few resorts under construction at any given time and can leverage successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs enable us to align our real estate inventory acquisitions with the pace of sales of vacation ownership products.

We are selectively pursuing growth opportunities in North America and Asia by targeting high-quality inventory that would allow us to add desirable new destinations to our system with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These asset light deals may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale.

We intend for our capital allocation strategy to strike a balance between enhancing our operations and using our capital to provide returns to our shareholders through programs such as share repurchase programs and payment of dividends.

During the twelve weeks ended March 27, 2015 we had a net decrease in cash and cash equivalents of $74.3 million compared to a net decrease of $40.3 million during the twelve weeks ended March 28, 2014. The following table summarizes these changes:

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Cash provided by (used in):
Operating activities	$32,069	$48,289
Investing activities	36,738	33,295
Financing activities	(141,689)	(121,899)
Effect of change in exchange rates on cash and cash equivalents	(1,453)	34

Net change in cash and cash equivalents	$(74,335)	$(40,281)

Cash from Operating Activities

Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding vacation ownership notes receivable and (3) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts, the acquisition of additional inventory and funding our working capital needs.

We minimize our working capital needs through cash management, strict credit-granting policies, and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing of sales contracts for vacation ownership products, financing propensity and cash outlays for real estate inventory acquisition and development.

In the twelve weeks ended March 27, 2015, we generated $32.1 million of cash flows from operating activities, compared to $48.3 million in the twelve weeks ended March 28, 2014. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows related to cash outlays for an acquisition of an operating hotel in San Diego, California that we intend to convert to vacation ownership interests in the future, timing of payments to property owners’ associations for maintenance fees collected on their behalf and timing of payments for maintenance fees on unsold inventory. These outlays were partially offset by the timing of management fee collections and the benefit from payments made in the first quarter of 2014 related to a new accounts payable system and value added taxes paid in France.

We recorded $28.4 million of residential contract sales in the twelve weeks ended March 27, 2015 associated with the sale of 18 units in Macau.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real Estate Inventory Spending (In Excess of) Less Than Cost of Sales

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Real estate inventory spending	$(17,309)	$(24,075)
Purchase of operating hotel for future conversion to inventory	(46,614)	—
Real estate inventory costs	62,276	43,332

Real estate inventory spending (in excess of) less than cost of sales	$(1,647)	$19,257

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).

Our real estate inventory spending was in excess of real estate inventory costs in the twelve weeks ended March 27, 2015, as we capitalized on the opportunity to add a premier destination to our portfolio through the acquisition of an operating hotel in San Diego, California that we intend to convert to vacation ownership interests in the future, partially offset by lower spending on other projects. We intend to convert this hotel into vacation ownership interests for future use in our MVCD program in the near term. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating hotel for future conversion to inventory line on the Cash Flow for the twelve weeks ended March 27, 2015. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

In the twelve weeks ended March 28, 2014, real estate inventory spending was less than real estate inventory costs due to the level of completed real estate inventory on hand at that time.

Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.

Notes Receivable Collections in Excess of New Mortgages

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Vacation ownership notes receivable collections — non-securitized	$19,074	$24,898
Vacation ownership notes receivable collections — securitized	48,444	46,170
Vacation ownership notes receivable originations	(48,946)	(44,921)

Vacation ownership notes receivable collections in excess of originations	$18,572	$26,147

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections declined due to the reduction in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the twelve weeks ended March 27, 2015 increased due to higher vacation ownership sales volumes and an increase in financing propensity to 43.8 percent for the twelve weeks ended March 27, 2015 compared to 42.0 percent for the twelve weeks ended March 28, 2014. During the twelve weeks ended March 27, 2015, and as of March 27, 2015, no securitized vacation ownership notes receivable pools were out of compliance with established performance parameters.

Cash from Investing Activities

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Capital expenditures for property and equipment (excluding inventory)	$(10,562)	$(1,056)
Decrease in restricted cash	47,103	12,555
Dispositions, net	197	21,796

Net cash provided by investing activities	$36,738	$33,295

Capital Expenditures for Property and Equipment

Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.

In the twelve weeks ended March 27, 2015, capital expenditures for property and equipment of $10.6 million included $9.3 million to support business operations (including $8.5 million for ancillary and operations assets and $0.8 million for sales locations other than the operating hotel in San Diego, California), and $1.3 million for technology spending (including $0.8 million for Spin-Off related initiatives). The capital expenditures for ancillary and operations assets included $7.7 million associated with the purchase price allocation for the operating hotel in San Diego, California. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

In the twelve weeks ended March 28, 2014, capital expenditures for property and equipment of $1.1 million included $0.7 million to support business operations (including $0.5 million for ancillary and operations assets and $0.2 million for sales locations) and $0.4 million for technology spending (including $0.3 million for Spin-Off related initiatives).

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

The decrease in restricted cash in the twelve weeks ended March 27, 2015 reflected $48.0 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2014, $6.6 million of higher cash distributed to investors in connection with securitized vacation ownership notes receivable subsequent to the end of 2014 and a $0.1 million decrease in funds required to be held in escrow to guarantee our credit card business in the Asia Pacific segment, partially offset by a $6.8 million increase in cash associated with vacation ownership sales held in escrow.

The decrease in restricted cash in the twelve weeks ended March 28, 2014 reflected $12.2 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2013 and $7.2 million of higher cash distributions in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2013, partially offset by a $6.2 million increase in cash related to vacation ownership sales that are held in escrow, and a $0.6 million increase in funds required to be held in escrow to guarantee our credit card business in the Asia Pacific segment.

Dispositions

Dispositions in the twelve weeks ended March 27, 2015 related to the sale of a lot in St. Thomas, U.S. Virgin Islands. Dispositions in the twelve weeks ended March 28, 2014 related to the sale of an operating golf course and adjacent undeveloped land in Orlando, Florida.

Cash from Financing Activities

	Twelve Weeks Ended
($ in thousands)	March 27, 2015	March 28, 2014
Repayment of debt related to securitization transactions	$(78,811)	$(80,789)
Proceeds from vacation ownership inventory arrangement	5,375	—
Repurchase of common stock	(51,281)	(37,436)
Payment of dividends	(8,081)	—
Proceeds from stock option exercises	90	468
Payment of withholding taxes on vesting of restricted stock units	(9,061)	(4,142)
Other	80	—

Net cash used in financing activities	$(141,689)	$(121,899)

Warehouse Credit Facility

At March 27, 2015, no amounts were outstanding under the Warehouse Credit Facility and $93.6 million of gross vacation ownership notes receivable were eligible for securitization.

Repayment of Debt Related to Securitization Transactions

We reflect repayments of bonds associated with vacation ownership notes receivable securitizations and repayments on the Warehouse Credit Facility (including vacation ownership notes receivable repurchases) as “Repayment of debt related to securitization transactions.” Repayments on the non-recourse debt associated with our vacation ownership notes receivable securitizations totaled $78.8 million (including $24.7 million for voluntary retirement clean-up calls) and $80.8 million (including $26.7 million for voluntary retirement clean-up calls) in the twelve weeks ended March 27, 2015 and March 28, 2014, respectively.

Proceeds from Vacation Ownership Inventory Arrangement

In connection with our initiative of pursuing growth opportunities in ways that optimize the timing of our capital investments, including working with third party partners to develop new inventory or convert previously built units to be sold to us close to when we need such inventory for sale, we sold real property located in Marco Island, Florida during the first quarter of 2015 to a third party developer. Pursuant to this transaction, we are obligated to repurchase the completed property from the developer contingent upon the property meeting our brand standards and provided that the third party developer has not sold the property to another party. As discussed in Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements, we received cash proceeds of $5.4 million upon the sale of this real property. In accordance with the authoritative guidance on accounting for sales of real estate, our conditional obligation to repurchase the property constitutes continuing involvement and thus we were unable to account for this transaction as a sale, and as such have recorded these proceeds as a financing activity.

Share Repurchase Program

During the twelve weeks ended March 27, 2015, we repurchased 277,751 shares of our common stock at an average price of $76.62 for a total of $21.3 million. Additionally, we paid $30.0 million under an accelerated share repurchase program in March 2015 and received an initial delivery of 327,782 shares. The maximum number of additional shares that may be delivered to us under the accelerated share repurchase program is 72,841. The final settlement will occur in the second quarter of 2015. See Footnote No. 11, “Shareholders’ Equity,” to our Financial Statements for further information related to our share repurchase program.

Dividends

On February 12, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share to shareholders of record as of February 26, 2015, which we paid on March 11, 2015. Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 2, 2015, other than those discussed below. As of March 27, 2015, debt decreased by $77.6 million to $618.9 million compared to $696.5 million at January 2, 2015, of which $78.8 million related to a decrease in non-recourse debt associated with vacation ownership notes receivable securitizations, partially offset by $1.2 million of debt issuance cost amortization. As of March 27, 2015, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $704.4 million and are due as follows: $91.5 million in 2015; $110.2 million in 2016; $84.2 million in 2017; $77.6 million in 2018; $75.7 million in 2019; and $265.2 million thereafter. Additionally, we have a new commitment of $137.1 million to purchase vacation ownership units located in Marco Island, Florida, discussed in Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements, of which we expect $33.3 million, $50.0 million and $53.8 million will be paid in 2017, 2018 and 2019.

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any funding to third-party lenders related to these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as the guaranteed notes mature or are repaid. Our maximum exposure under such guarantees as of March 27, 2015 in the Asia Pacific and North America segments was $7.5 million and $2.8 million, respectively. The underlying debt to third-party lenders will mature between 2015 and 2022.

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

Our exposure to market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the year ended January 2, 2015.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 3, 2015 – January 30, 2015	69,341	$73.16	69,341	2,833,934
January 31, 2015 – February 27, 2015	21,600	$74.47	21,600	2,812,334
February 28, 2015 – March 27, 2015	186,810	$78.15	186,810	2,625,524
February 28, 2015 – March 27, 2015(2)	327,782	$82.74	327,782	2,297,742

Total	605,533	$79.93	605,533	2,297,742

(1)	On October 14, 2014, our Board of Directors approved the repurchase of up to an additional 3,400,000 shares of our common stock under our existing share repurchase program and extended the termination date of the program to March 26, 2016. Prior to that authorization, our Board of Directors had authorized the repurchase of up to 3,500,000 shares of our common stock prior to March 28, 2015 under the share repurchase program.
(2)	In March 2015, pursuant to our existing share repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of our common stock. Under the agreement, we paid $30.0 million and received an initial delivery of 327,782 shares of common stock on March 20, 2015. The total number of shares that we ultimately receive under the ASR will be determined based on the average of the daily volume-weighted average share price of our common stock over the duration of the ASR, less an agreed discount, and may be subject to adjustments for certain events under the agreement. The maximum number of additional shares that may be delivered to us under the ASR is 72,841.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits filed or furnished as a part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits on page E-1, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

April 30, 2015	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 22, 2011.

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on November 22, 2011.

10.1	Form of Director Stock Unit Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the twelve weeks ended March 27, 2015 and March 28, 2014; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve weeks ended March 27, 2015 and March 28, 2014; (iii) the Interim Consolidated Balance Sheets at March 27, 2015 and January 2, 2015; and (iv) the Interim Consolidated Statements of Cash Flows for the twelve weeks ended March 27, 2015 and March 28, 2014.

E-1