Form 10-Q
period 2015-06-19
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2015-07-23
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2015

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 17, 2015 was 31,483,443.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 19, 2015	June 20, 2014	June 19, 2015	June 20, 2014
REVENUES
Sale of vacation ownership products	$155,370	$152,562	$339,276	$297,412
Resort management and other services	74,063	74,821	138,480	138,367
Financing	28,294	29,817	57,346	60,457
Rental	72,642	61,827	148,841	125,352
Cost reimbursements	92,458	90,875	193,764	190,261

TOTAL REVENUES	422,827	409,902	877,707	811,849

EXPENSES
Cost of vacation ownership products	45,119	43,414	110,081	90,285
Marketing and sales	77,137	72,227	157,132	143,447
Resort management and other services	45,480	48,308	87,889	93,204
Financing	6,085	5,438	10,990	10,542
Rental	61,835	54,991	121,993	111,781
General and administrative	22,892	23,153	45,669	44,981
Litigation settlement	26	(7,575)	(236)	(7,575)
Organizational and separation related	101	1,089	293	1,940
Consumer financing interest	5,248	5,737	11,269	12,362
Royalty fee	13,431	13,653	26,431	27,081
Impairment	—	834	—	834
Cost reimbursements	92,458	90,875	193,764	190,261

TOTAL EXPENSES	369,812	352,144	765,275	719,143

Gains and other income	8,625	409	9,512	1,642
Interest expense	(3,009)	(2,601)	(5,983)	(4,748)
Equity in earnings	85	81	98	118
Impairment reversals on equity investment	—	2,000	—	—
Other	(1,272)	—	(1,272)	—

INCOME BEFORE INCOME TAXES	57,444	57,647	114,787	89,718
Provision for income taxes	(23,403)	(22,344)	(46,692)	(35,107)

NET INCOME	$34,041	$35,303	$68,095	$54,611

Basic earnings per share	$1.07	$1.03	$2.12	$1.58
Shares used in computing basic earnings per share	31,858	34,292	32,078	34,583

Diluted earnings per share	$1.05	$1.00	$2.08	$1.54
Shares used in computing diluted earnings per share	32,517	35,239	32,760	35,557

Dividends declared per share of common stock	$0.25	$—	$0.50	$—

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 19, 2015	June 20, 2014	June 19, 2015	June 20, 2014
Net income	$34,041	$35,303	$68,095	$54,611
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,245	(86)	(2,357)	(80)
Derivative instrument adjustments	59	—	59	—

Total other comprehensive income (loss), net of tax	3,304	(86)	(2,298)	(80)

COMPREHENSIVE INCOME	$37,345	$35,217	$65,797	$54,531

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) June 19, 2015	January 2, 2015
ASSETS
Cash and cash equivalents	$250,906	$346,515
Restricted cash (including $37,017 and $34,986 from VIEs, respectively)	65,559	109,907
Accounts and contracts receivable, net (including $3,429 and $4,992 from VIEs, respectively)	116,544	109,700
Vacation ownership notes receivable, net (including $547,158 and $750,680 from VIEs, respectively)	878,858	917,228
Inventory	704,707	772,784
Property and equipment	188,714	147,379
Other	117,924	127,066

Total Assets	$2,323,212	$2,530,579

LIABILITIES AND EQUITY
Accounts payable	$80,450	$114,079
Advance deposits	64,148	60,192
Accrued liabilities (including $1,576 and $1,088 from VIEs, respectively)	137,261	165,969
Deferred revenue	32,845	38,818
Payroll and benefits liability	74,582	93,073
Liability for Marriott Rewards customer loyalty program	79,939	89,285
Deferred compensation liability	46,534	41,677
Mandatorily redeemable preferred stock of consolidated subsidiary, net	38,895	38,816
Debt, net (including $564,657 and $708,031 from VIEs, respectively)	561,133	703,013
Other	50,053	27,071
Deferred taxes	96,748	78,883

Total Liabilities	1,262,588	1,450,876

Contingencies and Commitments (Note 8)

Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 36,346,990 and 36,089,513 shares issued, respectively	363	361
Treasury stock — at cost; 4,814,451 and 3,996,725 shares, respectively	(295,466)	(229,229)
Additional paid-in capital	1,135,143	1,137,785
Accumulated other comprehensive income	14,756	17,054
Retained earnings	205,828	153,732

Total Equity	1,060,624	1,079,703

Total Liabilities and Equity	$2,323,212	$2,530,579

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Four Weeks Ended
	June 19, 2015	June 20, 2014
OPERATING ACTIVITIES
Net income	$68,095	$54,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,558	8,922
Amortization of debt issuance costs	2,506	2,566
Provision for loan losses	15,662	15,603
Share-based compensation	6,588	6,180
Deferred income taxes	17,850	(5,299)
Equity method income	(98)	(118)
Gain on disposal of property and equipment, net	(9,512)	(1,642)
Non-cash litigation settlement	(262)	—
Impairment charges	—	834
Net change in assets and liabilities:
Accounts and contracts receivable	(6,068)	(11,822)
Notes receivable originations	(112,060)	(103,908)
Notes receivable collections	132,397	137,460
Inventory	68,629	36,805
Purchase of operating hotel for future conversion to inventory	(46,614)	—
Other assets	8,154	26,546
Accounts payable, advance deposits and accrued liabilities	(66,223)	(55,865)
Deferred revenue	(5,955)	(310)
Payroll and benefit liabilities	(18,382)	(14,832)
Liability for Marriott Rewards customer loyalty program	(9,345)	(14,284)
Deferred compensation liability	4,858	1,882
Other liabilities	18,013	15,397
Other, net	1,874	(564)

Net cash provided by operating activities	78,665	98,162

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(15,718)	(3,003)
Decrease in restricted cash	43,758	43,958
Dispositions, net	20,346	33,169

Net cash provided by investing activities	48,386	74,124

FINANCING ACTIVITIES
Borrowings from securitization transactions	—	22,638
Repayment of debt related to securitization transactions	(143,374)	(130,700)
Proceeds from vacation ownership inventory arrangement	5,375	—
Debt issuance costs	(30)	(140)
Repurchase of common stock	(66,237)	(89,448)
Payment of dividends	(8,085)	—
Proceeds from stock option exercises	92	968
Payment of withholding taxes on vesting of restricted stock units	(9,353)	(5,091)
Other	109	(254)

Net cash used in financing activities	(221,503)	(202,027)

Effect of changes in exchange rates on cash and cash equivalents	(1,157)	3
DECREASE IN CASH AND CASH EQUIVALENTS	(95,609)	(29,738)
CASH AND CASH EQUIVALENTS, beginning of period	346,515	199,511

CASH AND CASH EQUIVALENTS, end of period	$250,906	$169,773

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Non-cash impact on Additional paid-in capital for changes in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	$(77)	$(2,097)
Non-cash issuance of note receivable	(500)	—
Dividends payable	(7,914)	—

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of June 19, 2015, we operated 59 properties, including one hotel, in the United States and seven other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases; and renting vacation ownership inventory.

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

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the twelve weeks ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2015 Second Quarter	June 19, 2015
2015 First Quarter	March 27, 2015
2014 Second Quarter	June 20, 2014
2014 First Quarter	March 28, 2014

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, property and equipment valuation, loan loss reserves, Marriott Rewards customer loyalty program liability, self-insured medical plan reserves, equity-based compensation, income taxes and loss contingencies. Accordingly, actual amounts may differ from these estimated amounts.

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

Accounting Standards Update No. 2015-03 – “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”)

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability instead of being presented as an asset. The recognition and measurement guidance for debt issuance costs has not changed. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. Our early adoption of ASU 2015-03 in the first quarter of 2015 did not have a material impact on our Financial Statements. In June 2015, the staff of the Securities and Exchange Commission (“SEC”) announced that it would not object to an entity always presenting debt issuance costs related to revolving debt arrangements as an asset, regardless of whether a balance was outstanding, while amortizing the costs ratably over the term of the revolving debt arrangement. As a result, we have applied the SEC staff guidance effective for the second quarter of 2015 and presented costs associated with our revolving debt arrangements as an asset. We have applied these changes retrospectively to all periods presented.

Future Adoption of Accounting Standards

Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. As currently written, ASU 2014-09 will be effective for financial statements issued for the first interim period within annual periods beginning after December 15, 2016, and does not permit early adoption. However, on July 9, 2015, the FASB voted to extend the effective date to the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. The FASB still needs to issue an Accounting Standards Update to change the effective dates. We continue to evaluate the impact that this guidance, including the method of implementation, will have on our financial statements and disclosures.

2. INCOME TAXES

We file U.S. consolidated federal and state tax returns, as well as consolidated and separate tax filings for non-U.S. jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate was $1.5 million and $1.3 million at June 19, 2015 and January 2, 2015, respectively.

We have joined in the Marriott International U.S. federal tax consolidated filing for periods up to the date of the Spin-Off. The U.S. Internal Revenue Service (the “IRS”) has examined Marriott International’s federal income tax returns, and it has settled all issues related to the timeshare business for the tax years through the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities, and our 2011, 2012 and 2013 returns are currently being audited by the IRS and authorities in other foreign jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of these audits. Pursuant to a Tax Sharing and Indemnification Agreement with Marriott International effective November 21, 2011, as subsequently amended, Marriott International is liable and shall pay the relevant tax authority for all taxes related to our taxable income prior to the Spin-Off.

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	June 19, 2015	January 2, 2015
Vacation ownership notes receivable — securitized	$547,158	$750,680
Vacation ownership notes receivable — non-securitized
Eligible for securitization (1)	195,947	24,194
Not eligible for securitization (1)	135,753	142,354

Subtotal	331,700	166,548

Total vacation ownership notes receivable	$878,858	$917,228

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable.

The following tables show future principal payments, net of reserves, as well as interest rates for our securitized and non-securitized vacation ownership notes receivable at June 19, 2015:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2015	$51,688	$45,612	$97,300
2016	59,191	74,860	134,051
2017	50,054	70,933	120,987
2018	35,006	65,869	100,875
2019	22,948	65,478	88,426
Thereafter	112,813	224,406	337,219

Balance at June 19, 2015	$331,700	$547,158	$878,858

Weighted average stated interest rate	12.2%	12.7%	12.5%
Range of stated interest rates	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable on our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	June 19, 2015	June 20, 2014
Interest income associated with vacation ownership notes receivable — securitized	$17,913	$19,738	$39,987	$41,329
Interest income associated with vacation ownership notes receivable — non-securitized	9,014	8,595	14,507	16,136

Total interest income associated with vacation ownership notes receivable	$26,927	$28,333	$54,494	$57,465

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the twenty-four weeks ended June 19, 2015:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at January 2, 2015	$64,752	$53,666	$118,418
Provision for loan losses	9,469	6,036	15,505
Clean-up calls (1)	5,725	(5,725)	—
Write-offs	(21,361)	—	(21,361)
Defaulted vacation ownership notes receivable repurchase activity (2)	10,993	(10,993)	—

Balance at June 19, 2015	$69,578	$42,984	$112,562

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

(2)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.03 percent and 6.95 percent as of June 19, 2015 and January 2, 2015, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $4.5 million as of June 19, 2015 and $4.7 million as of January 2, 2015.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at June 19, 2015	$55,036	$7,790	$62,826
Investment in vacation ownership notes receivable on non-accrual status at January 2, 2015	$60,275	$7,172	$67,447
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended June 19, 2015	$54,354	$9,352	$63,706
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended June 20, 2014	$66,397	$9,033	$75,430
Average investment in vacation ownership notes receivable on non-accrual status during the twenty-four weeks ended June 19, 2015	$57,656	$7,481	$65,137
Average investment in vacation ownership notes receivable on non-accrual status during the twenty-four weeks ended June 20, 2014	$67,672	$7,915	$75,587

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of June 19, 2015:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$10,178	$13,860	$24,038
91 – 150 days past due	6,128	6,143	12,271
Greater than 150 days past due	48,908	1,647	50,555

Total past due	65,214	21,650	86,864
Current	336,064	568,492	904,556

Total vacation ownership notes receivable	$401,278	$590,142	$991,420

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

4. FINANCIAL INSTRUMENTS

The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable, Accounts payable, Advance deposits and Accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At June 19, 2015		At January 2, 2015
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable
Securitized	$547,158	$664,646	$750,680	$909,391
Non-securitized	331,700	378,973	166,548	172,103

Total financial assets	$878,858	$1,043,619	$917,228	$1,081,494

Non-recourse debt associated with vacation ownership notes receivable securitizations, gross	$(564,657)	$(570,338)	$(708,031)	$(712,977)
Other debt, gross	(3,416)	(3,416)	(3,306)	(3,306)
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	(40,000)	(42,924)	(40,000)	(43,837)
Liability for Marriott Rewards customer loyalty program	(79,939)	(70,926)	(89,285)	(80,448)
Other liabilities	(4,184)	(4,184)	(4,118)	(4,118)

Total financial liabilities	$(692,196)	$(691,788)	$(844,740)	$(844,686)

(1)	Fair value of financial instruments has been determined using Level 3 inputs.

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

	At June 19, 2015		At January 2, 2015
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization	$195,947	$243,220	$24,194	$29,749
Not eligible for securitization	135,753	135,753	142,354	142,354

Total non-securitized	$331,700	$378,973	$166,548	$172,103

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

Other Liabilities

We estimate the fair value of our other liabilities that are financial instruments using expected future payments discounted at risk-adjusted rates. These liabilities represent guarantee costs and other structured payments. The carrying values of our financial instruments within Other liabilities approximate their fair values.

5. ACQUISITIONS AND DISPOSITIONS

Kauai, Hawaii

During the second quarter of 2015, we completed the sale of the remaining portion of our undeveloped land in Kauai, Hawaii for gross cash proceeds of $20.0 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $8.7 million, which is included in the Gains and other income line on the Statements of Income for the twelve and twenty-four weeks ended June 19, 2015. As a result of this sale, we have completed the transactions, a portion of which was completed in 2014, contemplated by the purchase and sale agreement that we entered into during the second quarter of 2014 providing for the sale of undeveloped and partially developed land, an operating golf course and related assets in Kauai, Hawaii for $60.0 million in gross cash proceeds.

Marco Island, Florida

During the first quarter of 2015, we sold real property located in Marco Island, Florida, consisting of $3.1 million of vacation ownership inventory, to a third-party developer. We received consideration consisting of $5.4 million of cash and a note receivable of $0.5 million. We did not recognize any gain or loss on this transaction.

In accordance with our agreement with the third-party developer, we are obligated to repurchase the completed property from the developer contingent upon the property meeting our brand standards, provided that the third-party developer has not sold the property to another party. In accordance with the authoritative guidance on accounting for sales of real estate, our conditional obligation to repurchase the property constitutes continuing involvement and thus we were unable to account for this transaction as a sale. The property was sold to a variable interest entity for which we are not the primary beneficiary as we do not control the variable interest entity’s development activities and cannot prevent the variable interest entity from selling the property to another party. Accordingly, we have not consolidated the variable interest entity.

As of June 19, 2015, our Balance Sheet reflects $6.5 million of Other liabilities that relate to the deferral of gain recognition for this transaction, which will reduce our basis in the asset if we repurchase the property. In addition, the note receivable of $0.5 million and other receivables of $0.2 million are included in the Accounts and contracts receivable line on the Balance Sheet as of June 19, 2015. The cash consideration received for the sale of the real property is included in Proceeds from vacation ownership inventory arrangements on the Cash Flows for the twenty-four weeks ended June 19, 2015. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is our interest in the note receivable and the other receivables discussed above as of June 19, 2015.

San Diego, California

During the first quarter of 2015, we completed the acquisition of an operating hotel located in San Diego, California, for $55.0 million. The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As consideration for the acquisition, we paid $55.0 million in cash, which was allocated based on the estimated fair value at the date of acquisition as follows: $54.3 million to property and equipment and $0.7 million to other assets. Fair value was calculated using an independent appraisal, which was primarily based on a discounted cash flow model, a Level 3 fair value input. We intend to convert this hotel in the near term into vacation ownership interests for future use in our North America points-based program, Marriott Vacation Club Destinations ™ (“MVCD”). In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating hotel for future conversion to inventory line on the Cash Flows for the twenty-four weeks ended June 19, 2015. The remaining $7.7 million was included as an investing activity in the Capital expenditures for property and equipment line on the Cash Flows for the twenty-four weeks ended June 19, 2015, as it was allocated to assets to be used prior to conversion of the hotel to vacation ownership interests, as well as ancillary and sales center assets to be retained after the conversion.

Orlando, Florida

During the first quarter of 2014, we disposed of a golf course and adjacent undeveloped land in Orlando, Florida for $24.0 million in gross cash proceeds. As a condition of the sale, we continued to operate the golf course through the end of the first quarter of 2015 at our own risk. We utilized the performance of services method to record a gain of $3.1 million over the period during which we operated the golf course, of which $0 and $0.3 million is included in the Gains and other income line on the Statements of Income for the twelve weeks ended June 19, 2015 and June 20, 2014, respectively, and $0.9 million and $1.5 million is included in the Gains and other income line on the Statements of Income for the twenty-four weeks ended June 19, 2015 and June 20, 2014, respectively.

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

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands, except per share amounts)	June 19, 2015(1)	June 20, 2014(2)	June 19, 2015(1)	June 20, 2014(2)
Computation of Basic Earnings Per Share
Net income	$34,041	$35,303	$68,095	$54,611
Weighted average shares outstanding	31,858	34,292	32,078	34,583

Basic earnings per share	$1.07	$1.03	$2.12	$1.58

Computation of Diluted Earnings Per Share
Net income	$34,041	$35,303	$68,095	$54,611

Weighted average shares outstanding	31,858	34,292	32,078	34,583
Effect of dilutive shares outstanding
Employee stock options and SARs	460	559	464	570
Restricted stock units	199	388	218	404

Shares for diluted earnings per share	32,517	35,239	32,760	35,557

Diluted earnings per share	$1.05	$1.00	$2.08	$1.54

(1)	The computations of diluted earnings per share exclude approximately 180,000 shares of common stock, the maximum number of shares issuable as of June 19, 2015 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)	The computations of diluted earnings per share exclude approximately 228,000 shares of common stock, the maximum number of shares issuable as of June 20, 2014 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the twelve and twenty-four week periods ended June 19, 2015 and June 20, 2014, we have not excluded any shares underlying stock options or stock appreciation rights (“SARs”) that may be settled in shares of common stock from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in thousands)	At June 19, 2015	At January 2, 2015
Finished goods(1)	$335,329	$413,066
Land and infrastructure(2)	363,808	355,198

Real estate inventory	699,137	768,264
Operating supplies and retail inventory	5,570	4,520

	$704,707	$772,784

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes $47.5 million of sales centers that are expected to be converted into vacation ownership products to be sold in the future and $83.2 million of inventory related to estimated future foreclosures at June 19, 2015.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or market value.

8. CONTINGENCIES AND COMMITMENTS

Guarantees

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sale of vacation ownership products for the North America and Asia Pacific segments. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the term of its note payable. Prior to the Spin-Off, Marriott International guaranteed our performance under these arrangements, and following the Spin-Off continues to hold a standby letter of credit related to the Asia Pacific segment guarantee. If Marriott International is required to fund any draws by lenders under this letter of credit it would seek recourse from us. Marriott International no longer guarantees our performance with respect to third-party financing for sales of products in the North America segment. We are entitled to recover any payments we make to third-party lenders under these guarantees through reacquisition and resale of the financed vacation ownership product. Our commitments under these guarantees expire as the underlying notes mature or are repaid. The terms of the underlying notes extend to 2022.

The following table shows the maximum potential amount of future fundings for financing guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings, which is included on our Balance Sheet in the Other caption within Liabilities.

($ in thousands)	Maximum Potential Amount of Future Fundings At June 19, 2015	Liability for Expected Future Fundings At June 19, 2015
Segment
Asia Pacific	$6,769	$66
North America	2,846	196

Total guarantees where we are the primary obligor	$9,615	$262

Commitments and Letters of Credit

In addition to the guarantees we describe in the preceding paragraphs, as of June 19, 2015, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $31.0 million, of which we expect $10.3 million, $6.6 million, $5.8 million, $2.7 million, $1.5 million and $4.1 million will be paid in 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.

•	We have commitments of $3.2 million to subsidize vacation ownership associations, which we expect to pay in the second half of 2015.

•	We have a commitment of $75.5 million to purchase vacation ownership units located in Miami, Florida, contingent upon satisfactory completion of construction and receipt of a certificate of occupancy, for use in our MVCD program. We made a deposit of $3.8 million in connection with this commitment in 2014, and we are committed to make an additional deposit of $3.8 million upon the seller’s receipt of a temporary certificate of occupancy and the remaining payment of $67.9 million upon acquisition of the units, which we expect to occur within one year. We are currently evaluating the use of a capital efficient arrangement to delay the timing of this capital investment.

•

We have a commitment of $38.5 million to purchase vacation ownership units located on the Big Island of Hawaii, for use in our MVCD program, contingent upon the seller subjecting the units to a condominium regime prior to our purchase. We made a deposit of $1.5 million in connection with this commitment in 2014, and we are committed to make the remaining payment of $37.0 million upon satisfaction of the condition that the seller subject the units to a condominium regime, which we expect to occur within one year. Upon acquisition, we are committed to renovate the units pursuant to a property improvement plan to be agreed upon at a later date, for which an additional $45.0 million to $55.0 million will be required to be funded. We are currently evaluating the use of a capital efficient arrangement to delay the timing of this capital investment.

•	We have a commitment of $137.1 million to purchase vacation ownership units located in Marco Island, Florida, of which we expect $33.3 million, $50.0 million and $53.8 million will be paid in 2017, 2018 and 2019, respectively. See Footnote No. 5, “Acquisitions and Dispositions,” for additional information on this transaction.

•	We have a commitment of AUD $84.5 million ($65.8 million) to purchase an operating hotel located in Surfers Paradise, Australia. We made a deposit of AUD $8.5 million ($6.5 million) in connection with this commitment during the second quarter of 2015, and we expect to acquire the operating hotel and pay the remaining AUD $76.0 million ($59.3 million) in the third quarter of 2015.

Surety bonds issued as of June 19, 2015 totaled $77.9 million, the majority of which were requested by federal, state or local governments related to our operations.

Additionally, as of June 19, 2015, we had $3.3 million of letters of credit outstanding under our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

In December 2012, Jon Benner, an owner of fractional interests at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), filed suit in Superior Court for the State of California, County of San Francisco, against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”). The plaintiff alleged that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constituted intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought included damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. In September 2014, we reached an agreement to settle the Benner action on the basis of a stipulated class, which was approved by the court on March 31, 2015. At June 19, 2015, we had an accrual of $2.9 million related to the settlement.

In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against this action vigorously. We filed a motion in the Circuit Court to compel arbitration of plaintiffs’ claims. That motion was denied, but on appeal the Hawaii Intermediate Court of Appeals reversed. The Hawaii Supreme Court, on June 3, 2015, reversed the decision of the Intermediate Court of Appeals and reinstated the action in Circuit Court. Additionally, in 2014, owners of two residential units agreed to release their claims in this action. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

In June 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and

Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration of the claims asserted by the plaintiffs. Plaintiffs appealed that decision to the Hawaii Intermediate Court of Appeals and also initiated arbitration. Following the decision of the Hawaii Supreme Court in the Narayan action, the Maui Circuit Court stayed all arbitration and litigation proceedings in the Charles matter pending the decision of the Intermediate Court of Appeals. We dispute the material allegations in the amended complaint and in the statement of claim filed in the arbitration and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation and arbitration, we cannot estimate a range of the potential liability, if any, at this time. Additionally, owners of two fractional interests have since agreed to release their claims in this action, and the owners of another fractional interest, who are not parties to the Charles action, have agreed to release similar claims, in each instance for nominal sums.

In August 2014, Michael and Marla Flynn, owners of weeks-based Marriott Vacation Club vacation ownership products at two of our resorts in Hawaii, filed a claim with the American Arbitration Association on behalf of a putative class consisting of themselves and all others similarly situated. The claimants alleged that the introduction of the MVCD program caused an actionable decrease in the value of their vacation ownership interests. The relief sought includes compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to applicable timeshare and unfair trade practices acts and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. On March 30, 2015, the arbitrator ruled that the Flynns’ claims are not subject to arbitration, and dismissed the Flynn proceeding.

In August 2014, William Sterman, an owner of a weeks-based Marriott Vacation Club vacation ownership product at our resort in Massachusetts, filed a claim with the American Arbitration Association on behalf of a putative class consisting of himself and all others similarly situated. The claims alleged and the relief sought are substantially similar to the claims alleged and the relief sought by the Flynns. On June 15, 2015, the arbitrator granted our motion to dismiss in part and denied it in part, and denied Mr. Sterman’s request to proceed with a class action. On July 7, 2015, the parties filed a stipulation of dismissal with prejudice as to the remaining claim in arbitration, and also filed a joint motion to dismiss our appeal that was pending in the Eleventh Circuit of the decision by the District Court that the arbitrability of Mr. Sterman’s claims must be resolved by an arbitrator.

On January 29, 2015, Norman and Carreen Abramson, owners of weeks-based Marriott Vacation Club vacation ownership products at one of our resorts in California and of our points-based Marriott Vacation Club vacation ownership product, filed an action in the United States District Court for the Central District of California on behalf of a putative class consisting of themselves and all others similarly situated. The claims alleged and the relief sought are substantially similar to the claims alleged and the relief sought by the Flynns. On March 30, 2015, we filed a motion to dismiss the Abramson action, which remains pending. On June 30, 2015, Mr. Abramson filed a motion for class certification. On July 10, 2015, we filed a motion requesting that proceedings on the class certification motion be deferred until after resolution of our motion to dismiss and the taking of discovery on Mr. Abramson’s class claims, which motion also remains pending. We dispute the material allegations in the California action and intend to defend against them vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of potential liability, if any, at this time.

On May 26, 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of fractional interests at the RCC San Francisco. The case is not filed as a putative class action. The plaintiffs allege that the affiliation of the RCC San Francisco with the Marriott Vacation Club, certain alleged sales practices, and other alleged acts of Marriott Vacations Worldwide and the other defendants caused an actionable decrease in the value of their fractional interests. The relief sought includes, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $10.2 million, of which $4.4 million is included within liabilities on our Balance Sheet at June 19, 2015. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2017.

During the second quarter of 2014, we agreed to settle a dispute with a service provider relating to services provided to us prior to 2011. In connection with the settlement, we received a one-time payment of $7.6 million from the service provider, which no longer provides services to us. We recorded a gain of $7.6 million as a result of the settlement, which is included in the Litigation settlement line on the Statements of Income for the twelve and twenty-four weeks ended June 20, 2014.

9. DEBT

The following table provides detail on our debt balances, net of unamortized debt issuance costs:

($ in thousands)	At June 19, 2015	At January 2, 2015
Vacation ownership notes receivable securitizations, gross(1)	$564,657	$708,031
Unamortized debt issuance costs	(6,676)	(8,090)

	557,981	699,941

Other debt, gross	3,416	3,306
Unamortized debt issuance costs	(264)	(234)

	3,152	3,072

	$561,133	$703,013

(1)	Interest rates as of June 19, 2015 range from 2.2% to 7.2% with a weighted average interest rate of 2.9%.

See Footnote No. 13, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and our non-recourse warehouse credit facility (the “Warehouse Credit Facility”). All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured. The Warehouse Credit Facility currently terminates on September 15, 2016 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. As of June 19, 2015, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.

Although no cash borrowings were outstanding as of June 19, 2015 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations (1)	Other Debt	Total
Debt Principal Payments Year
2015	$47,346	$27	$47,373
2016	75,487	56	75,543
2017	71,155	61	71,216
2018	66,742	65	66,807
2019	66,488	70	66,558
Thereafter	237,439	3,137	240,576

Balance at June 19, 2015	$564,657	$3,416	$568,073

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $12.1 million in the twenty-four weeks ended June 19, 2015 and $13.5 million in the twenty-four weeks ended June 20, 2014, respectively.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the twenty-four weeks ended June 19, 2015, and as of June 19, 2015, no securitized vacation ownership notes receivable pools were out of compliance with the established parameters. As of June 19, 2015, we had 6 securitized vacation ownership notes receivable pools outstanding.

10. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40.0 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. Until October 2016, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. In October 2016, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years (i.e., beginning in October 2016) at par. The Series A preferred stock has an aggregate liquidation preference of $40.0 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of June 19, 2015, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

The following table provides detail on our mandatorily redeemable preferred stock of consolidated subsidiary balance, net of unamortized debt issuance costs:

($ in thousands)	At June 19, 2015	At January 2, 2015
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	$40,000	$40,000
Unamortized debt issuance costs	(1,105)	(1,184)

	$38,895	$38,816

11. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 19, 2015, there were 36,346,990 shares of Marriott Vacations Worldwide common stock issued, of which 31,532,539 shares were outstanding and 4,814,451 shares were held as treasury stock. At January 2, 2015, there were 36,089,513 shares of Marriott Vacations Worldwide common stock issued, of which 32,092,788 shares were outstanding and 3,996,725 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 19, 2015 or January 2, 2015.

The following table details changes in shareholders’ equity during the twenty-four weeks ended June 19, 2015:

($ in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at January 2, 2015	$361	$(229,229)	$1,137,785	$17,054	$153,732	$1,079,703
Net income	—	—	—	—	68,095	68,095
Foreign currency translation adjustments	—	—	—	(2,357)	—	(2,357)
Derivative instrument adjustments	—	—	—	59	—	59
Amounts related to share-based compensation	2	—	(2,565)	—	—	(2,563)
Adjustment to reclassification of Marriott International investment to Additional paid-in capital	—	—	(77)	—	—	(77)
Repurchase of common stock	—	(66,237)	—	—	—	(66,237)
Dividends	—	—	—	—	(15,999)	(15,999)

Balance at June 19, 2015	$363	$(295,466)	$1,135,143	$14,756	$205,828	$1,060,624

Share Repurchase Program

In March 2015, pursuant to our existing share repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of our common stock. Under the agreement, we paid $30.0 million and received an initial delivery of 327,782 shares on March 20, 2015, and an additional delivery of 42,283 shares on May 20, 2015, upon completion of the program, for a total of 370,065 shares of common stock.

Excluding the repurchases under the ASR discussed above, during the twenty-four weeks ended June 19, 2015, we repurchased 447,661 shares of our common stock under our current share repurchase program at an average price of $80.95 per share for a total of $36.2 million. As of June 19, 2015, 2.1 million shares remained available for repurchase under the program.

The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 2, 2015	3,996,725	$229,229	$57.35
For the twenty-four weeks ended June 19, 2015	817,726	66,237	81.00

As of June 19, 2015	4,814,451	$295,466	$61.37

Dividends

On June 4, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share to be paid on July 2, 2015 to shareholders of record as of June 18, 2015.

12. SHARE-BASED COMPENSATION

A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”). As of June 19, 2015, 1.8 million shares were available for grants under the Stock Plan.

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

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $4.0 million and $3.9 million for each of the twelve weeks ended June 19, 2015 and June 20, 2014, and $6.6 million and $6.2 million for each of the twenty-four weeks ended June 20, 2015 and June 20, 2014. Our deferred compensation liability related to unvested awards held by our employees totaled $20.3 million and $12.2 million at June 19, 2015 and January 2, 2015, respectively.

Restricted Stock Units (“RSUs”)

We granted 128,690 RSUs, exclusive of RSUs with performance vesting conditions, to our employees and non-employee directors during the twenty-four weeks ended June 19, 2015. RSUs granted in the twenty-four weeks ended June 19, 2015 had a weighted average grant-date fair value of $78.23. RSUs issued to our employees generally vest over four years in annual installments commencing one year after the date of grant. RSUs issued to our non-employee directors vest in full on the date of grant.

During the twenty-four weeks ended June 19, 2015 and June 20, 2014, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, is determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum number of RSUs that may be earned under the RSUs with performance-based vesting criteria granted during the twenty-four weeks ended June 19, 2015 and June 20, 2014 was approximately 74,000 and 62,000, respectively.

Stock Appreciation Rights (“SARs”)

We granted 62,018 SARs to members of management during the twenty-four weeks ended June 19, 2015. These SARs had a weighted average grant-date fair value of $29.75 and a weighted average exercise price of $77.42. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant.

We use the Black-Scholes model to estimate the fair value of the SARs granted. For SARs granted under the Stock Plan in the twenty-four weeks ended June 19, 2015, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.

The following table outlines the assumptions used to estimate the fair value of grants during the twenty-four weeks ended June 19, 2015:

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at June 19, 2015:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$547,158	$—	$547,158
Interest receivable	3,429	—	3,429
Restricted cash	36,879	138	37,017

Total	$587,466	$138	$587,604

Consolidated Liabilities:
Interest payable	$1,457	$119	$1,576
Debt	564,657	—	564,657

Total	$566,114	$119	$566,233

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended June 19, 2015:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$17,913	$—	$17,913
Interest expense to investors	$3,950	$321	$4,271
Debt issuance cost amortization	$697	$280	$977
Administrative expenses	$45	$25	$70

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twenty-four weeks ended June 19, 2015:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$39,987	$—	$39,987
Interest expense to investors	$8,656	$634	$9,290
Debt issuance cost amortization	$1,414	$565	$1,979
Administrative expenses	$152	$67	$219

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the twenty-four weeks ended June 19, 2015 and June 20, 2014:

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014
Cash inflows:
Net proceeds from vacation ownership notes receivable securitizations	$—	$22,638
Principal receipts	86,675	85,863
Interest receipts	41,549	42,236
Reserve release	2,345	1,524

Total	130,569	152,261

Cash outflows:
Principal to investors	(78,361)	(89,979)
Voluntary repurchases of defaulted vacation ownership notes receivable	(10,993)	(13,999)
Voluntary clean-up call	(54,020)	(26,722)
Interest to investors	(8,233)	(10,797)

Total	(151,607)	(141,497)

Net Cash Flows	$(21,038)	$10,764

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the twenty-four weeks ended June 19, 2015 and June 20, 2014:

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014
Cash inflows:

Total	$—	$—

Cash outflows:
Interest to investors	(569)	(758)
Funding of restricted cash	(138)	—

Total	(707)	(758)

Net Cash Flows	$(707)	$(758)

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $10.0 million upon presentation of demand notes related to certain vacation ownerships notes receivable securitization transactions outstanding at June 19, 2015.

Other Variable Interest Entities

We have an equity investment in the Joint Venture, a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii. We concluded that the Joint Venture is a variable interest entity because the equity investment at risk is not sufficient to permit it to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of the Joint Venture, as power to direct the activities that most significantly impact its economic performance is shared among the variable interest holders and, therefore, we do not consolidate the Joint Venture. In 2009, we fully impaired our equity investment in the Joint Venture and in certain notes receivable due from the Joint Venture and subsequently reduced the carrying value of our investment in those receivables to zero. Following the Joint Venture’s failure to pay promissory notes due in 2010 and 2011, the lenders initiated foreclosure proceedings with respect to unsold interests in the project. A sale was completed following a foreclosure auction, and on June 13, 2013, we received $7.4 million of cash as a partial repayment of our previously fully reserved receivables due from the Joint Venture. The Joint Venture’s obligations with respect to the remaining receivables have been terminated. At June 19, 2015, we had an accrual of $4.0 million for potential future funding obligations, representing our remaining expected exposure to loss related to our involvement with the Joint Venture exclusive of any future costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 8, “Contingencies and Commitments.”

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

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	June 19, 2015	June 20, 2014
North America	$384,489	$362,923	$776,417	$729,252
Europe	26,621	34,749	48,208	59,220
Asia Pacific	11,717	12,230	53,082	23,377

Total segment revenues	422,827	409,902	877,707	811,849
Corporate and other	—	—	—	—

	$422,827	$409,902	$877,707	$811,849

Net Income (Loss)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	June 19, 2015	June 20, 2014
North America	$104,603	$101,676	$202,339	$181,331
Europe	3,006	5,159	3,020	6,561
Asia Pacific	(55)	1,493	9,388	2,985

Total segment financial results	107,554	108,328	214,747	190,877
Corporate and other	(50,110)	(50,681)	(99,960)	(101,159)
Provision for income taxes	(23,403)	(22,344)	(46,692)	(35,107)

	$34,041	$35,303	$68,095	$54,611

Assets

($ in thousands)	At June 19, 2015	At January 2, 2015
North America	$1,856,634	$1,879,648
Europe	84,450	88,867
Asia Pacific	97,979	85,469

Total segment assets	2,039,063	2,053,984
Corporate and other	284,149	476,595

	$2,323,212	$2,530,579

15. SUBSEQUENT EVENT

Acquisition

During the third quarter of 2015, we completed the acquisition of 71 rooms at The Mayflower Hotel, Autograph Collection, an operating hotel located in Washington, D.C., for $32.0 million. We intend to include these vacation ownership units in our MVCD program in the near future.

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of June 19, 2015, we operated 59 properties in the United States and seven other countries and territories, including an operating hotel in San Diego, California that we intend to convert in the near term into vacation ownership interests for future use in our North America points-based program, Marriott Vacation Club DestinationsTM (“MVCD”). We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

	Twenty-Four Weeks Ended
	June 19, 2015	June 20, 2014
Average FICO score	734	732

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

	Twenty-Four Weeks Ended
	June 19, 2015	June 20, 2014
Historical default rates	1.8%	1.9%

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

Consolidated Results

The following discussion presents an analysis of our results of operations for the twelve and twenty-four weeks ended June 19, 2015, compared to the twelve and twenty-four weeks ended June 20, 2014.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	June 19, 2015	June 20, 2014
Revenues
Sale of vacation ownership products	$155,370	$152,562	$339,276	$297,412
Resort management and other services	74,063	74,821	138,480	138,367
Financing	28,294	29,817	57,346	60,457
Rental	72,642	61,827	148,841	125,352
Cost reimbursements	92,458	90,875	193,764	190,261

Total revenues	422,827	409,902	877,707	811,849

Expenses
Cost of vacation ownership products	45,119	43,414	110,081	90,285
Marketing and sales	77,137	72,227	157,132	143,447
Resort management and other services	45,480	48,308	87,889	93,204
Financing	6,085	5,438	10,990	10,542
Rental	61,835	54,991	121,993	111,781
General and administrative	22,892	23,153	45,669	44,981
Litigation settlement	26	(7,575)	(236)	(7,575)
Organizational and separation related	101	1,089	293	1,940
Consumer financing interest	5,248	5,737	11,269	12,362
Royalty fee	13,431	13,653	26,431	27,081
Impairment	—	834	—	834
Cost reimbursements	92,458	90,875	193,764	190,261

Total expenses	369,812	352,144	765,275	719,143

Gains and other income	8,625	409	9,512	1,642
Interest expense	(3,009)	(2,601)	(5,983)	(4,748)
Equity in earnings	85	81	98	118
Impairment reversals on equity investment	—	2,000	—	—
Other	(1,272)	—	(1,272)	—

Income before income taxes	57,444	57,647	114,787	89,718
Provision for income taxes	(23,403)	(22,344)	(46,692)	(35,107)

Net income	$34,041	$35,303	$68,095	$54,611

Contract Sales

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Contract Sales
Vacation ownership	$165,938	$164,589	$1,349	1%

Total contract sales	$165,938	$164,589	$1,349	1%

The $1.3 million increase in total contract sales was driven by $5.0 million of higher vacation ownership contract sales in our key North America segment and $0.6 million of higher vacation ownership contract sales in our Asia Pacific segment, partially offset by $4.3 million of lower contract sales in our Europe segment as we continue to sell through existing inventory in that segment.

The increase in vacation ownership contract sales in our North America segment reflected a $2.4 million increase in sales at off-site (non tour-based) sales locations, a $1.8 million increase in sales at on-site sales locations, and a $0.8 million increase in fractional sales as we continue to sell through remaining luxury inventory. The increase in sales at on-site sales locations reflected a nearly 1 percent increase in VPG to $3,404 in the twelve weeks ended June 19, 2015 from $3,383 in the prior year comparable period and a 1 percent increase in the number of tours. The increase in VPG was due to a 0.4 percentage point increase in closing efficiency and higher pricing, partially offset by a decrease in the number of points sold per contract due to the increase in sales to existing owners in the current period. The increase in the number of tours was driven by an increase in existing owner tours. In the first quarter of 2015, we announced enhancements to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points prior to the end of the twelve weeks ended June 19, 2015, which resulted in an increase in existing owner tours.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Contract Sales
Vacation ownership	$335,888	$319,837	$16,051	5%
Residential products	28,420	6,326	22,094	NM

Total contract sales	$364,308	$326,163	$38,145	12%

NM = not meaningful

The $38.1 million increase in total contract sales was driven by $28.4 million of higher residential contract sales in our Asia Pacific segment, $20.8 million of higher vacation ownership contract sales in our key North America segment and $2.7 million of higher vacation ownership contract sales in our Asia Pacific segment, partially offset by $7.5 million of lower contract sales in our Europe segment and $6.3 million of lower residential contract sales in our North America segment.

The increase in vacation ownership contract sales in our North America segment reflected a $14.4 million increase in sales at on-site sales locations, a $3.7 million increase in sales at off-site (non tour-based) sales locations, and a $2.7 million increase in fractional sales as we continue to sell through remaining luxury inventory. The increase in sales at on-site sales locations reflected a nearly 3 percent increase in VPG to $3,519 in the twenty-four weeks ended June 19, 2015 from $3,428 in the prior year comparable period and a 3 percent increase in the number of tours. The increase in VPG was due to a 0.6 percentage point increase in closing efficiency and higher pricing, partially offset by a decrease in the number of points sold per contract due to the increase in sales to existing owners in the current period. The increase in the number of tours was driven by an increase in existing owner tours. In the first quarter of 2015, we announced enhancements to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points prior to the end of the twenty-four weeks ended June 19, 2015, which resulted in an increase in existing owner tours.

Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015 for $28.4 million. We expect to reinvest the proceeds from the disposition in new timeshare destinations in the region with strong on-site sales locations, such as the operating hotel located in Surfers Paradise, Australia that we have committed to purchase.

Sale of Vacation Ownership Products

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Contract sales	$165,938	$164,589	$1,349	1%
Revenue recognition adjustments:
Reportability	1,440	829	611
Sales reserve	(7,179)	(8,047)	868
Other(1)	(4,829)	(4,809)	(20)

Sale of vacation ownership products	$155,370	$152,562	$2,808	2%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $1.4 million positive impact in the current period, compared to a $0.8 million positive impact in the prior year comparable period. The lower sales reserve reflects a decrease in the estimated default activity in our North America segment compared to the prior year comparable period.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Contract sales	$364,308	$326,163	$38,145	12%
Revenue recognition adjustments:
Reportability	(73)	(3,725)	3,652
Sales reserve	(15,546)	(15,698)	152
Other(1)	(9,413)	(9,328)	(85)

Sale of vacation ownership products	$339,276	$297,412	$41,864	14%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $0.1 million negative impact in the current period, compared to a $3.7 million negative impact in the prior year comparable period because fewer sales were in the rescission period at the end of the twenty-four weeks ended June 19, 2015 compared to the prior year comparable period. The lower sales reserve is due to a decrease in the estimated default activity in our North America segment compared to the prior year comparable period, partially offset by the increase in vacation ownership contract sales.

Development Margin

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Sale of vacation ownership products	$155,370	$152,562	$2,808	2%
Cost of vacation ownership products	(45,119)	(43,414)	(1,705)	(4%)
Marketing and sales	(77,137)	(72,227)	(4,910)	(7%)

Development margin	$33,114	$36,921	$(3,807)	(10%)

Development margin percentage	21.3%	24.2%	(2.9 pts)

The decrease in development margin reflected the following:

•	$3.9 million from vacation ownership contract sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $4.1 million from higher marketing and sales costs due to an inability to leverage fixed costs on lower sales volumes in our Europe segment, investment in new programs to help generate future incremental tour volumes and the timing of certain marketing and sales related program costs in our North America segment, and $0.4 million from an unfavorable mix of higher cost real estate inventory being sold, partially offset by $0.6 million from the higher vacation ownership contract sales volume; and

•	$0.9 million from lower favorable product cost true-ups ($0.6 million in the twelve weeks ended June 19, 2015 compared to $1.5 million in the prior year comparable period).

These decreases were partially offset by $0.7 million from the lower estimated default activity compared to the prior year comparable period and $0.3 million from higher revenue reportability compared to the prior year comparable period.

The 2.9 percentage point decline in the development margin percentage reflected a 2.8 percentage point decline due to the higher marketing and sales spending, 0.6 percentage point decrease due to the lower favorable product cost true-up activity year-over-year, and a 0.3 percentage point decrease due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold in the twelve weeks ended June 19, 2015. These declines were partially offset by a 0.3 percentage point increase due to the lower estimated default activity, a 0.3 percentage point increase from the higher North America vacation ownership contract sales (which have a development margin that is higher than the company-wide average) and the lower Europe vacation ownership contract sales (which have a development margin that is lower than the company-wide average), and a 0.1 percentage point increase due to the favorable revenue reportability year-over-year.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Sale of vacation ownership products	$339,276	$297,412	$41,864	14%
Cost of vacation ownership products	(110,081)	(90,285)	(19,796)	(22%)
Marketing and sales	(157,132)	(143,447)	(13,685)	(10%)

Development margin	$72,063	$63,680	$8,383	13%

Development margin percentage	21.2%	21.4%	(0.2 pts)

The increase in development margin reflected the following:

•	$4.5 million from higher residential contract sales ($5.9 million from the sale of residential inventory in our Asia Pacific segment in the twenty-four weeks ended June 19, 2015 compared to $1.4 million from the sale of residential inventory in our North America segment in the prior year comparable period);

•	$2.2 million from higher revenue reportability compared to the prior year comparable period;

•	$0.9 million from higher favorable product cost true-ups ($3.2 million in the twenty-four weeks ended June 19, 2015 compared to $2.3 million in the prior year comparable period);

•	$0.7 million from the lower estimated default activity compared to the prior year comparable period; and

•	$0.1 million from higher vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $4.4 million from the higher vacation ownership contract sales volume and $1.2 million from a favorable mix of lower cost real estate inventory being sold, partially offset by $5.5 million from higher marketing and sales costs due to an inability to leverage fixed costs on lower sales volumes in our Europe segment, investment in new programs to help generate future incremental tour volumes and the timing of certain marketing and sales related program costs in our North America segment.

The 0.2 percentage point decline in the development margin percentage reflected a 1.9 percentage point decline due to the higher marketing and sales spending, partially offset by a 0.5 percentage point increase due to the favorable revenue reportability year-over-year, a 0.4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twenty-four weeks ended June 19, 2015, a 0.3 percentage point increase from the higher North America vacation ownership contract sales (which have a development margin that is higher than the company-wide average) and the lower Europe vacation ownership contract sales (which have a development margin that is lower than the company-wide average) a 0.3 percentage point increase due to the higher favorable product cost true-up activity year-over-year, and a 0.2 percentage point increase due to the lower estimated default activity.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Management fee revenues	$17,956	$17,311	$645	4%
Other services revenues	56,107	57,510	(1,403)	(2%)

Resort management and other services revenues	74,063	74,821	(758)	(1%)
Resort management and other services expenses	(45,480)	(48,308)	2,828	6%

Resort management and other services margin	$28,583	$26,513	$2,070	8%

Resort management and other services margin percentage	38.6%	35.4%	3.2 pts

The decrease in resort management and other services revenues reflected $1.8 million of lower ancillary revenues, $0.6 million of lower brand fees due to fewer closings compared to the prior year comparable period and $0.7 million of lower fees from external exchange service providers, partially offset by $1.1 million of higher settlement and lien fees due to an increase in the number of contracts closed and higher assessed lien fees, $0.6 million of higher management fees (net of $0.3 million negative foreign exchange impact in our Europe segment), and $0.6 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program. The decrease in ancillary revenues included a $2.5 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing the operation of a restaurant during the prior year, as well as $1.2 million from the changes in foreign exchange rates in our Europe segment. These declines in ancillary revenues were partially offset by a $1.3 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts and $0.6 million of ancillary revenues at our new resort in San Diego acquired in early 2015.

The improvement in the resort management and other services margin reflected the changes in revenue, as well as $2.8 million of lower expenses, including $4.0 million of ancillary expense savings from the dispositions, closure and outsourcing noted above and $1.2 million from the changes in foreign exchange rates in our Europe segment, partially offset by $2.4 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues in the twelve weeks ended June 19, 2015.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Management fee revenues	$35,536	$34,094	$1,442	4%
Other services revenues	102,944	104,273	(1,329)	(1%)

Resort management and other services revenues	138,480	138,367	113	NM
Resort management and other services expenses	(87,889)	(93,204)	5,315	6%

Resort management and other services margin	$50,591	$45,163	$5,428	12%

Resort management and other services margin percentage	36.6%	32.6%	3.9 pts

The increase in resort management and other services revenues reflected $1.4 million of higher management fees (net of $0.6 million negative foreign exchange impact in our Europe segment), $1.4 million of higher settlement and lien fees due to an increase in the number of contracts closed and higher assessed lien fees, $1.1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, and $0.3 million of higher resales commission and other revenues, partially offset by $4.1 million of lower ancillary revenues. The decrease in ancillary revenues included a $5.3 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing the operation of a restaurant during the prior year, as well as $1.7 million from the changes in foreign exchange rates in our Europe segment. These declines in ancillary revenues were partially offset by a $2.2 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts and $0.7 million of ancillary revenues at our new resort in San Diego acquired in early 2015.

The improvement in the resort management and other services margin reflected the changes in revenue, as well as $5.3 million of lower expenses, including $8.1 million of ancillary expense savings from the dispositions, closure and outsourcing noted above and $1.9 million from the changes in foreign exchange rates in our Europe segment, partially offset by $4.7 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues in the twenty-four weeks ended June 19, 2015.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Interest income	$26,927	$28,327	$(1,400)	(5%)
Other financing revenues	1,367	1,490	(123)	(8%)

Financing revenues	28,294	29,817	(1,523)	(5%)
Financing expenses	(6,085)	(5,438)	(647)	(12%)
Consumer financing interest expense	(5,248)	(5,737)	489	9%

Financing margin	$16,961	$18,642	$(1,681)	(9%)

Financing propensity	42%	40%

The decrease in financing revenues was due to a $61.0 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues and an increase in expenses due to higher credit card fees, the timing of expenses and inflationary cost increases, partially offset by lower consumer financing interest expense. The lower consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable. The increase in financing propensity was due to the addition of new financing incentives.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Interest income	$54,494	$57,445	$(2,951)	(5%)
Other financing revenues	2,852	3,012	(160)	(5%)

Financing revenues	57,346	60,457	(3,111)	(5%)
Financing expenses	(10,990)	(10,542)	(448)	(4%)
Consumer financing interest expense	(11,269)	(12,362)	1,093	9%

Financing margin	$35,087	$37,553	$(2,466)	(7%)

Financing propensity	43%	41%

The decrease in financing revenues was due to a $63.3 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues and an increase in expenses due to higher credit card fees and inflationary cost increases, partially offset by lower consumer financing interest expense and lower financing expenses. The lower consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances ($1.3 million), partially offset by an increase in the outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($0.2 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable. The increase in financing propensity was due to the addition of new financing incentives.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Rental revenues	$72,642	$61,827	$10,815	17%
Unsold maintenance fees — upscale	(13,425)	(11,491)	(1,934)	17%
Unsold maintenance fees — luxury	(2,006)	(1,887)	(119)	6%

Unsold maintenance fees	(15,431)	(13,378)	(2,053)	(15%)
Other rental expenses	(46,404)	(41,613)	(4,791)	(12%)

Rental margin	$10,807	$6,836	$3,971	58%

Rental margin percentage	14.9%	11.1%	3.8 pts

	Twelve Weeks Ended		Change	% Change
	June 19, 2015	June 20, 2014
Transient keys rented (1)	275,587	260,979	14,608	6%
Average transient key rate	$218.83	$210.46	$8.37	4%
Resort occupancy	88.3%	88.6%	(0.3 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 6 percent increase in transient keys rented ($3.1 million) primarily sourced from a 6 percent increase in available keys, a company-wide 4 percent increase in average transient rate ($2.3 million) driven by stronger consumer demand, $1.5 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $1.2 million increase in preview keys and other revenue. In addition, we had $2.7 million of revenue from the operation of the hotel acquired during the first quarter of 2015.

The increase in rental margin reflected $2.9 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as the $1.5 million increase in plus points revenue, partially offset by a $0.5 million loss from the operation of the hotel acquired during the first quarter of 2015.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Rental revenues	$148,841	$125,352	$23,489	19%
Unsold maintenance fees — upscale	(25,468)	(22,589)	(2,879)	13%
Unsold maintenance fees — luxury	(4,416)	(4,739)	323	(7%)

Unsold maintenance fees	(29,884)	(27,328)	(2,556)	(9%)
Other rental expenses	(92,109)	(84,453)	(7,656)	(9%)

Rental margin	$26,848	$13,571	$13,277	98%

Rental margin percentage	18.0%	10.8%	7.2 pts

	Twenty-Four Weeks Ended		Change	% Change
	June 19, 2015	June 20, 2014
Transient keys rented (1)	572,297	529,658	42,639	8%
Average transient key rate	$222.62	$212.42	$10.20	5%
Resort occupancy	88.0%	88.6%	(0.6 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 8 percent increase in transient keys rented ($9.1 million) primarily sourced from a 9 percent increase in available keys, a company-wide 5 percent increase in average transient rate ($5.8 million) driven by stronger consumer demand, $2.7 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $2.6 million increase in preview keys and other revenue. In addition, we had $3.3 million of revenue from the operation of the hotel acquired during the first quarter of 2015.

The increase in rental margin reflected $11.6 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as the $2.7 million increase in plus points revenue, partially offset by a $1.0 million loss from the operation of the hotel acquired during the first quarter of 2015.

Cost Reimbursements

Twelve Weeks Ended June 19, 2015

Cost reimbursements increased $1.6 million, or 2 percent, over the prior year comparable period, reflecting an increase of $4.1 million due to higher costs and $1.4 million due to additional managed unit weeks in the twelve weeks ended June 19, 2015, partially offset by $2.0 million of lower costs associated with management contracts that were terminated prior to 2015 and a $1.9 million negative impact from foreign exchange rates in our Europe segment.

Twenty-Four Weeks Ended June 19, 2015

Cost reimbursements increased $3.5 million, or 2 percent, over the prior year comparable period, reflecting an increase of $8.3 million due to higher costs and $2.5 million due to additional managed unit weeks in the twenty-four weeks ended June 19, 2015, partially offset by $4.1 million of lower costs associated with management contracts that were terminated prior to 2015 and a $3.2 million negative impact from foreign exchange rates in our Europe segment.

General and Administrative

Twelve Weeks Ended June 19, 2015

General and administrative expenses decreased $0.3 million (from $23.2 million to $22.9 million) and were driven by lower depreciation and cost savings, partially offset by higher personnel related and other costs.

Twenty-Four Weeks Ended June 19, 2015

General and administrative expenses increased $0.7 million (from $45.0 million to $45.7 million) and were driven by higher personnel related and other costs, partially offset by lower depreciation and cost savings.

Litigation Settlement

Twelve Weeks and Twenty-Four Weeks Ended June 19, 2015

During the first quarter of 2015, we reversed $0.3 million of an accrual from the sale of The Abaco Club in the Bahamas in the fourth quarter of 2014 because actual costs were lower than expected.

During the second quarter of 2014, we agreed to settle a dispute with a service provider relating to services provided to us prior to 2011. The dispute related to certain lawsuits and claims asserted by several residential unit and fractional interest owners at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), a project within our North America segment, who questioned the adequacy of disclosures made regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 and their payment obligations with respect to such bonds. In connection with the settlement, we received a one-time payment of $7.6 million after the end of the second quarter of 2014 from the service provider, which no longer provides services to us. We recorded a gain of $7.6 million as a result of the settlement, which is included in the Litigation settlement line on the Statements of Operations for the twelve and twenty-four weeks ended June 20, 2014.

Organizational and Separation Related Efforts

Twelve Weeks and Twenty-Four Weeks Ended June 19, 2015

Organizational and separation related expenses, as reflected on our Statements of Income, continued to decline in the second quarter of 2015 due to the completion of many of the initiatives relating to our separation from Marriott International, with $0.1 million of expenses in the twelve weeks ended June 19, 2015 compared to $1.1 million in the prior year comparable period, and $0.3 million of expenses in the twenty-four weeks ended June 19, 2015 compared to $1.9 million in the prior year comparable period.

Royalty Fee

Twelve Weeks Ended June 19, 2015

Royalty fee expense decreased $0.3 million in the twelve weeks ended June 19, 2015 (from $13.7 million to $13.4 million) due to a higher portion of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent).

Twenty-Four Weeks Ended June 19, 2015

Royalty fee expense decreased $0.7 million in the twenty-four weeks ended June 19, 2015 (from $27.1 million to $26.4 million), and included $0.8 million of lower costs due to a higher portion of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent), partially offset by $0.1 million of higher costs due to higher closings in the twenty-four weeks ended June 19, 2015. Royalty fee expense decreased despite higher sales of our real estate inventory, as the $28.4 million of residential contract sales in our Asia Pacific segment were unbranded and did not require us to pay a royalty fee.

Gains and Other Income

Twelve Weeks Ended June 19, 2015

The $8.2 million increase in gains and other income was due to an $8.7 million gain on the disposition of undeveloped land in Kauai, Hawaii in the twelve weeks ended June 19, 2015, partially offset by a $0.3 million lower gain from the disposition of a golf course and adjacent undeveloped land in Orlando, Florida and a $0.3 million lower gain from the disposition of undeveloped land on Singer Island, Florida in the prior year comparable period. We disposed of the golf course and undeveloped land in Orlando, Florida in the first quarter of 2014 and, as a condition of the sale, we continued to operate the golf course through the end of the first quarter of 2015 at our own risk. We utilized the performance of services method to record a gain of $3.1 million over the period during which we operated the golf course, of which $0.3 million was recorded in the twelve weeks ended June 20, 2014.

Twenty-Four Weeks Ended June 19, 2015

The $7.9 million increase in gains and other income was due to an $8.7 million gain on the disposition of undeveloped land in Kauai, Hawaii in the twenty-four weeks ended June 19, 2015, partially offset by a $0.6 million lower gain from the disposition of a golf course and adjacent undeveloped land in Orlando, Florida and a $0.3 million gain from the disposition of undeveloped land on Singer Island, Florida in the prior year comparable period. We disposed of golf course and undeveloped land in Orlando, Florida in the first quarter of 2014 and, as a condition of the sale, we continued to operate the golf course through the end of the first quarter of 2015 at our own risk. We utilized the performance of services method to record a gain of $3.1 million over the period during which we operated the golf course, of which $0.9 million was recorded in the twenty-four weeks ended June 19, 2015 and $1.5 million in the prior year comparable period.

Interest Expense

Twelve Weeks Ended June 19, 2015

Interest expense increased $0.4 million (from $2.6 million to $3.0 million) due to $0.7 million of lower capitalized interest costs because fewer projects were under construction than in the prior year comparable period, partially offset by a $0.2 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International and a $0.1 million decline in other interest expense.

Twenty-Four Weeks Ended June 19, 2015

Interest expense increased $1.3 million (from $4.7 million to $6.0 million) due to $2.1 million of lower capitalized interest costs because fewer projects were under construction than in the prior year comparable period, partially offset by a $0.4 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International and a $0.4 million decline in other interest expense.

Impairment Reversals on Equity Investment

Twelve Weeks and Twenty-Four Weeks Ended June 19, 2015

There were no impairment reversals or charges on equity investment during either the first or second quarters of 2015. During the first quarter of 2014, we recorded a $2.0 million charge to increase our accrual for remaining costs expected to be incurred relating to our interests in an equity method investment in a joint venture project in our North America segment. During the second quarter of 2014, we reversed the $2.0 million charge.

Other

Twelve and Twenty-four Weeks Ended June 19, 2015

During the second quarter of 2015 we incurred $1.3 million of transaction related costs associated with our commitment to purchase an operating hotel in our Asia Pacific segment. We expect to complete this transaction during the third quarter of 2015 and incur an additional $3.0 million to $4.0 million in transaction related costs. See Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for further information related to this transaction.

Income Tax

Twelve Weeks Ended June 19, 2015

Our provision for income taxes increased $1.1 million (from $22.3 million to $23.4 million) from the prior year comparable period. The increase was due to higher income in the United States.

Twenty-Four Weeks Ended June 19, 2015

Our provision for income taxes increased $11.6 million (from $35.1 million to $46.7 million) from the prior year comparable period. The increase was due to higher income in the United States and international jurisdictions including higher income from the sale of the residential inventory in Macau as noted in the discussion of our Asia-Pacific results.

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

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	June 19, 2015	June 20, 2014
Net income	$34,041	$35,303	$68,095	$54,611
Interest expense	3,009	2,601	5,983	4,748
Tax provision	23,403	22,344	46,692	35,107
Depreciation and amortization	4,493	4,264	8,558	8,922

EBITDA	$64,946	$64,512	$129,328	$103,388

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 14, “Business Segments,” to our Financial Statements for further information on our segments.

As of June 19, 2015, we operated the following 59 properties by segment:

	U.S. (1)	Non-U.S.	Total
North America(2)	46	5	51
Europe	—	5	5
Asia Pacific	—	3	3

Total	46	13	59

(1)	Includes properties located in the 48 contiguous states, Hawaii and Alaska.

(2)	Includes an operating hotel in San Diego, California acquired during the first quarter of 2015, which is operated by a third party, that we intend to convert in the near term into vacation ownership interests for future use in our MVCD program.

North America

The following discussion presents an analysis of our results of operations for the twelve and twenty-four weeks ended June 19, 2015, compared to the twelve and twenty-four weeks ended June 20, 2014.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	June 19, 2015	June 20, 2014
Revenues
Sale of vacation ownership products	$142,148	$134,590	$283,876	$265,932
Resort management and other services	66,194	65,480	124,769	122,640
Financing	26,354	27,807	53,410	56,368
Rental	65,756	54,404	137,471	113,727
Cost reimbursements	84,037	80,642	176,891	170,585

Total revenues	384,489	362,923	776,417	729,252

Expenses
Cost of vacation ownership products	40,834	37,433	81,335	78,938
Marketing and sales	67,837	61,722	136,854	124,409
Resort management and other services	39,101	40,527	76,069	79,616
Rental	55,128	47,985	109,739	99,022
Litigation settlement	(108)	(7,575)	(370)	(7,575)
Organizational and separation related	115	388	254	405
Royalty fee	1,686	1,820	2,946	3,497
Impairment	—	834	—	834
Cost reimbursements	84,037	80,642	176,891	170,585

Total expenses	288,630	263,776	583,718	549,731

Gains and other income	8,658	448	9,538	1,690
Equity in earnings	86	81	102	120
Impairment reversals on equity investment	—	2,000	—	—

Segment financial results	$104,603	$101,676	$202,339	$181,331

Contract Sales

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 19, 2015	June 20, 2014
Contract Sales
Vacation ownership	$150,605	$145,597	$5,008	3%

Total contract sales	$150,605	$145,597	$5,008	3%

The increase in vacation ownership contract sales in our North America segment reflected a $2.4 million increase in sales at off-site (non tour-based) sales locations, a $1.8 million increase in sales at on-site sales locations, and an $0.8 million increase in fractional sales as we continue to sell through remaining luxury inventory. The increase in sales at on-site sales locations reflected a nearly 1 percent increase in VPG to $3,404 in the twelve weeks ended June 19, 2015 from $3,383 in the prior year comparable period and a 1 percent increase in the number of tours. The increase in VPG was due to a 0.4 percentage point increase in closing efficiency and higher pricing, partially offset by a decrease in the number of points sold per contract due to the increase in sales to existing owners in the current period. The increase in the number of tours was driven by an increase in existing owner tours. In the first quarter of 2015, we announced enhancements to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points prior to the end of the twelve weeks ended June 19, 2015, which resulted in an increase in existing owner tours.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Contract Sales
Vacation ownership	$306,598	$285,774	$20,824	7%
Residential products	—	6,326	(6,326)	(100%)

Total contract sales	$306,598	$292,100	$14,498	5%

The increase in vacation ownership contract sales in our North America segment reflected a $14.4 million increase in sales at on-site sales locations, a $3.7 million increase in sales at off-site (non tour-based) sales locations, and a $2.7 million increase in fractional sales as we continue to sell through remaining luxury inventory. The increase in sales at on-site sales locations reflected a nearly 3 percent increase in VPG to $3,519 in the twenty-four weeks ended June 19, 2015 from $3,428 in the prior year comparable period and a 3 percent increase in the number of tours. The increase in VPG was due to a 0.6 percentage point increase in closing efficiency and higher pricing, partially offset by a decrease in the number of points sold per contract due to the increase in sales to existing owners in the current period. The increase in the number of tours was driven by an increase in existing owner tours. In the first quarter of 2015, we announced enhancements to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points prior to the end of the twenty-four weeks ended June 19, 2015, which resulted in an increase in existing owner tours.

Sale of Vacation Ownership Products

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Contract sales	$150,605	$145,597	$5,008	3%
Revenue recognition adjustments:
Reportability	1,942	208	1,734
Sales reserve	(5,651)	(6,424)	773
Other(1)	(4,748)	(4,791)	43

Sale of vacation ownership products	$142,148	$134,590	$7,558	6%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $1.9 million positive impact in the current period, compared to a $0.2 million positive impact in the prior year comparable period because fewer sales were in the rescission period at the end of the twelve weeks ended June 19, 2015 compared to the prior year comparable period, partially offset by an increase in sales that did not meet the down payment requirement for revenue recognition purposes prior to the end of the current period compared to the prior year comparable period. The lower sales reserve reflects a decrease in the estimated default activity compared to the prior year comparable period, partially offset by the increase in vacation ownership contract sales.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Contract sales	$306,598	$292,100	$14,498	5%
Revenue recognition adjustments:
Reportability	(1,502)	(4,192)	2,690
Sales reserve	(11,985)	(12,751)	766
Other(1)	(9,235)	(9,225)	(10)

Sale of vacation ownership products	$283,876	$265,932	$17,944	7%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $1.5 million negative impact in the current period, compared to a $4.2 million negative impact in the prior year comparable period because fewer sales were in the rescission period at the end of the twenty-four weeks ended June 19, 2015 compared to the prior year comparable period, partially offset by an increase in sales that did not meet the down payment requirement for revenue recognition purposes prior to the end of the current period compared to the prior year comparable period. The lower sales reserve is due to a decrease in the estimated default activity compared to the prior year comparable period, partially offset by the increase in vacation ownership contract sales.

Development Margin

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Sale of vacation ownership products	$142,148	$134,590	$7,558	6%
Cost of vacation ownership products	(40,834)	(37,433)	(3,401)	(9%)
Marketing and sales	(67,837)	(61,722)	(6,115)	(10%)

Development margin	$33,477	$35,435	$(1,958)	(6%)

Development margin percentage	23.6%	26.3%	(2.7 pts)

The decrease in development margin reflected the following:

•	$2.8 million from vacation ownership contract sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $3.3 million from higher marketing and sales costs due to investment in new programs to help generate future incremental tour volumes, and the timing of certain marketing and sales related program costs, and $0.7 million from an unfavorable mix of higher cost real estate inventory being sold, partially offset by $1.2 million from the higher vacation ownership contract sales volume; and

•	$1.1 million from lower favorable product cost true-ups ($0.5 million in the twelve weeks ended June 19, 2015 compared to $1.6 million in the prior year comparable period).

These decreases were partially offset by $0.8 million from the lower estimated default activity compared to the prior year comparable period and $1.1 million from higher revenue reportability compared to the prior year comparable period.

The 2.7 percentage point decline in the development margin percentage reflected a 2.4 percentage point decline due to higher marketing and sales spending, 0.8 percentage point decrease due to the lower favorable product cost true-up activity year-over-year, and a 0.5 percentage point decrease due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold in the twelve weeks ended June 19, 2015. These declines were partially offset by a 0.5 percentage point increase due to the favorable revenue reportability year-over-year, and a 0.4 percentage point increase due to the lower estimated default activity.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Sale of vacation ownership products	$283,876	$265,932	$17,944	7%
Cost of vacation ownership products	(81,335)	(78,938)	(2,397)	(3%)
Marketing and sales	(136,854)	(124,409)	(12,445)	(10%)

Development margin	$65,687	$62,585	$3,102	5%

Development margin percentage	23.1%	23.5%	(0.4 pts)

The increase in development margin reflected the following:

•	$2.7 million from higher vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $5.1 million from the higher vacation ownership contract sales volume and $0.8 million from a favorable mix of lower cost real estate inventory being sold, partially offset by $3.2 million from higher marketing and sales costs due to investment in new programs to help generate future incremental tour volumes, and the timing of certain marketing and sales related program costs;

•	$1.6 million from higher revenue reportability compared to the prior year comparable period; and

•	$1.0 million from the lower estimated default activity compared to the prior year comparable period.

These increases were partially offset by $1.4 million lower residential contract sales and $0.8 million from lower favorable product cost true-ups ($1.5 million in the twenty-four weeks ended June 19, 2015 compared to $2.3 million in the prior year comparable period).

The 0.4 percentage point decline in the development margin percentage reflected a 1.0 percentage point decline due to higher marketing and sales spending and a 0.3 percentage point decrease due to the lower favorable product cost true-up activity year-over-year, partially offset by a 0.3 percentage point increase due to the favorable revenue reportability year-over-year, a 0.3 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twenty-four weeks ended June 19, 2015, and a 0.2 percentage point increase due to the lower estimated default activity.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Management fee revenues	$15,909	$15,030	$879	6%
Other services revenues	50,285	50,450	(165)	NM

Resort management and other services revenues	66,194	65,480	714	1%
Resort management and other services expenses	(39,101)	(40,527)	1,426	4%

Resort management and other services margin	$27,093	$24,953	$2,140	9%

Resort management and other services margin percentage	40.9%	38.1%	2.8 pts

The increase in resort management and other services revenues reflected $1.1 million of higher settlement and lien fees due to an increase in the number of contracts closed and higher assessed lien fees, $0.9 million of higher management fees, and $0.6 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, partially offset by $0.8 million of lower ancillary revenues, $0.6 million of lower brand fees due to fewer closings compared to the prior year comparable period and $0.5 million of lower fees from external exchange service providers. The decrease in ancillary revenues included a $2.5 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing the operation of a restaurant during the prior year, partially offset by a $1.1 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts and $0.6 million of ancillary revenues at our new resort in San Diego acquired in early 2015.

The improvement in the resort management and other services margin reflected the changes in revenue, as well as $1.4 million of lower expenses, including $4.0 million of ancillary expense savings from the dispositions, closure and outsourcing noted above, partially offset by $2.6 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues in the twelve weeks ended June 19, 2015.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Management fee revenues	$31,477	$29,648	$1,829	6%
Other services revenues	93,292	92,992	300	NM

Resort management and other services revenues	124,769	122,640	2,129	2%
Resort management and other services expenses	(76,069)	(79,616)	3,547	4%

Resort management and other services margin	$48,700	$43,024	$5,676	13%

Resort management and other services margin percentage	39.0%	35.1%	3.9 pts

The increase in resort management and other services revenues reflected $1.8 million of higher assessed management fees, $1.4 million of higher settlement and lien fees due to an increase in the number of contracts closed and higher assessed lien fees, $1.1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, and $0.6 million of higher resales commission and other revenues, partially offset by $2.8 million of lower ancillary revenues. The decrease in ancillary revenues included a $5.3 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing the operation of a restaurant during the prior year, partially offset by a $1.8 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts and $0.7 million of ancillary revenues at our new resort in San Diego acquired in early 2015.

The improvement in the resort management and other services margin reflected the changes in revenue, as well as $3.5 million of lower expenses, including $8.1 million of ancillary expense savings from the dispositions, closure and outsourcing noted above, partially offset by $4.6 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues in the twenty-four weeks ended June 19, 2015.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Interest income	$25,027	$26,363	$(1,336)	(5%)
Other financing revenues	1,327	1,444	(117)	(8%)

Financing revenues	$26,354	$27,807	$(1,453)	(5%)

Financing propensity	40%	37%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The increase in financing propensity was due to the addition of new financing incentives.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Interest income	$50,636	$53,450	$(2,814)	(5%)
Other financing revenues	2,774	2,918	(144)	(5%)

Financing revenues	$53,410	$56,368	$(2,958)	(5%)

Financing propensity	41%	38%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable. The increase in financing propensity was due to the addition of new financing incentives.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Rental revenues	$65,756	$54,404	$11,352	21%
Unsold maintenance fees — upscale	(12,408)	(9,994)	(2,414)	(24%)
Unsold maintenance fees — luxury	(2,006)	(1,887)	(119)	(6%)

Unsold maintenance fees	(14,414)	(11,881)	(2,533)	(21%)
Other rental expenses	(40,714)	(36,104)	(4,610)	(13%)

Rental margin	$10,628	$6,419	$4,209	66%

Rental margin percentage	16.2%	11.8%	4.4 pts

	Twelve Weeks Ended
	June 19, 2015	June 20, 2014	Change	% Change
Transient keys rented (1)	252,199	237,045	15,154	6%
Average transient key rate	$214.51	$202.75	$11.76	6%
Resort occupancy	89.5%	89.4%	0.1 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a 6 percent increase in transient keys rented ($3.1 million) primarily sourced from a 5 percent increase in available keys, a 6 percent increase in average transient rate ($3.2 million) driven by stronger consumer demand, $1.5 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $0.9 million increase in preview keys and other revenue. In addition, we had $2.7 million of revenue from the operation of the hotel acquired during the first quarter of 2015.

The increase in rental margin reflected $3.2 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as the $1.5 million increase in plus points revenue, partially offset by a $0.5 million loss from the operation of the hotel acquired during the first quarter of 2015.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Rental revenues	$137,471	$113,727	$23,744	21%
Unsold maintenance fees — upscale	(23,344)	(19,598)	(3,746)	(19%)
Unsold maintenance fees — luxury	(4,416)	(4,739)	323	7%

Unsold maintenance fees	(27,760)	(24,337)	(3,423)	(14%)
Other rental expenses	(81,979)	(74,685)	(7,294)	(10%)

Rental margin	$27,732	$14,705	$13,027	89%

Rental margin percentage	20.2%	12.9%	7.3 pts

	Twenty-Four Weeks Ended
	June 19, 2015	June 20, 2014	Change	% Change
Transient keys rented (1)	531,960	489,745	42,215	9%
Average transient key rate	$220.57	$208.13	$12.44	6%
Resort occupancy	89.6%	89.9%	(0.3 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a 9 percent increase in transient keys rented ($8.8 million) primarily sourced from a 9 percent increase in available keys, a 6 percent increase in average transient rate ($6.6 million) driven by stronger consumer demand, $2.7 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $2.3 million increase in preview keys and other revenue. In addition, we had $3.3 million of revenue from the operation of the hotel acquired during the first quarter of 2015.

The increase in rental margin reflected $11.3 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as the $2.7 million increase in plus points revenue, partially offset by a $1.0 million loss from the operation of the hotel acquired during the first quarter of 2015.

Europe

The following discussion presents an analysis of our results of operations for the twelve and twenty-four weeks ended June 19, 2015, compared to the twelve and twenty-four weeks ended June 20, 2014.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	June 19, 2015	June 20, 2014
Revenues
Sale of vacation ownership products	$5,647	$10,018	$11,547	$17,258
Resort management and other services	6,905	8,415	11,884	13,895
Financing	897	963	1,887	1,985
Rental	5,383	5,842	7,515	8,069
Cost reimbursements	7,789	9,511	15,375	18,013

Total revenues	26,621	34,749	48,208	59,220

Expenses
Cost of vacation ownership products	1,233	2,389	2,085	3,835
Marketing and sales	4,868	6,262	10,289	11,017
Resort management and other services	5,724	7,139	10,315	12,246
Rental	3,913	4,070	6,964	7,227
Royalty fee	88	180	164	282
Cost reimbursements	7,789	9,511	15,375	18,013

Total expenses	23,615	29,551	45,192	52,620

Gains and other income	—	(39)	4	(39)

Segment financial results	$3,006	$5,159	$3,020	$6,561

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Contract Sales
Vacation ownership	$7,341	$11,655	$(4,314)	(37%)

Total contract sales	$7,341	$11,655	$(4,314)	(37%)

The decrease in contract sales was driven by $3.0 million of lower sales from our Middle East sales location due to large multi-week purchases in the prior year comparable period that did not recur in the current period and fewer tours in the current period, as well as $1.4 million from the changes in foreign exchange rates.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Contract Sales
Vacation ownership	$12,639	$20,103	$(7,464)	(37%)

Total contract sales	$12,639	$20,103	$(7,464)	(37%)

The decrease in contract sales was driven by $5.0 million of lower sales from our Middle East sales location due to large multi-week purchases in the prior year comparable period that did not recur in the current period and higher cancellations and fewer tours in the current period, $2.0 million from the changes in foreign exchange rates, and $0.5 million of lower sales across the other sites in this segment.

Sale of Vacation Ownership Products

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Contract sales	$7,341	$11,655	$(4,314)	(37%)
Revenue recognition adjustments:
Reportability	(581)	(377)	(204)
Sales reserve	(1,035)	(1,228)	193
Other(1)	(78)	(32)	(46)

Sale of vacation ownership products	$5,647	$10,018	$(4,371)	(44%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $0.6 million negative impact in the current period, compared to a $0.4 million negative impact in the prior year comparable period because fewer sales met the down payment requirement for revenue recognition purposes prior to the end of the current period compared to the prior year comparable period. The decrease in the sales reserve is due to the lower contract sales, partially offset by an increase in the estimated default activity compared to the prior year comparable period.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Contract sales	$12,639	$20,103	$(7,464)	(37%)
Revenue recognition adjustments:
Reportability	1,187	(513)	1,700
Sales reserve	(2,115)	(2,203)	88
Other(1)	(164)	(129)	(35)

Sale of vacation ownership products	$11,547	$17,258	$(5,711)	(33%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $1.2 million positive impact in the current period, compared to a $0.5 million negative impact in the prior year comparable period because more sales met the down payment requirement for revenue recognition purposes prior to the end of the current period compared to the prior year comparable period. The decrease in the sales reserve is due to the lower contract sales, partially offset by an increase in the estimated default activity compared to the prior year comparable period.

Development Margin

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Sale of vacation ownership products	$5,647	$10,018	$(4,371)	(44%)
Cost of vacation ownership products	(1,233)	(2,389)	1,156	48%
Marketing and sales	(4,868)	(6,262)	1,394	22%

Development margin	$(454)	$1,367	$(1,821)	(133%)

Development margin percentage	(8.0%)	13.6%	(21.6 pts)

The decrease in development margin reflected $1.7 million from the lower vacation ownership contract sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due in part to less efficient marketing and sales spending at our existing sales locations due to an inability to leverage fixed costs on lower sales volumes and $0.1 million from the lower revenue reportability year-over-year.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Sale of vacation ownership products	$11,547	$17,258	$(5,711)	(33%)
Cost of vacation ownership products	(2,085)	(3,835)	1,750	46%
Marketing and sales	(10,289)	(11,017)	728	7%

Development margin	$(827)	$2,406	$(3,233)	(134%)

Development margin percentage	(7.2%)	13.9%	(21.1 pts)

The decrease in development margin reflected $4.3 million from the lower vacation ownership contract sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due in part to less efficient marketing and sales spending at our existing sales locations due to an inability to leverage fixed costs on lower sales volumes, partially offset by $1.1 million from the higher revenue reportability year-over-year.

Asia Pacific

The following discussion presents an analysis of our results of operations for the twelve and twenty-four weeks ended June 19, 2015, compared to the twelve and twenty-four weeks ended June 20, 2014.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	June 19, 2015	June 20, 2014
Revenues
Sale of vacation ownership products	$7,575	$7,954	$43,853	$14,222
Resort management and other services	964	926	1,827	1,832
Financing	1,043	1,047	2,049	2,104
Rental	1,503	1,581	3,855	3,556
Cost reimbursements	632	722	1,498	1,663

Total revenues	11,717	12,230	53,082	23,377

Expenses
Cost of vacation ownership products	1,803	2,047	23,799	3,500
Marketing and sales	4,432	4,243	9,989	8,021
Resort management and other services	655	642	1,505	1,342
Rental	2,794	2,936	5,290	5,532
Royalty fee	150	147	307	324
Cost reimbursements	632	722	1,498	1,663

Total expenses	10,466	10,737	42,388	20,382

Gains and other income	(33)	—	(30)	(8)
Equity in losses	(1)	—	(4)	(2)
Other	(1,272)	—	(1,272)	—

Segment financial results	$(55)	$1,493	$9,388	$2,985

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement. Our on-site sales locations are more efficient sales channels than our off-site sales locations and we plan to focus on future inventory acquisitions with strong on-site sales locations. Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015. We expect to reinvest the proceeds from the disposition in new timeshare destinations in the region with strong on-site sales locations, such as the operating hotel located in Surfers Paradise, Australia that we have committed to purchase.

Contract Sales

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Contract Sales
Vacation ownership	$7,992	$7,337	$655	9%

Total contract sales	$7,992	$7,337	$655	9%

The increase in vacation ownership contract sales reflected a 2 percent increase in VPG and a 7 percent increase in the number of tours, both of which were impacted in the prior year comparable period by the increase in the cancellations rate due to changes in the Singapore timeshare regulations and political turmoil in Thailand.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Contract Sales
Vacation ownership	$16,651	$13,960	$2,691	19%
Residential products	28,420	—	28,420	100%

Total contract sales	$45,071	$13,960	$31,111	223%

The increase in vacation ownership contract sales reflected a 12 percent increase in VPG and a 6 percent increase in the number of tours, both of which were impacted in the prior year comparable period by the increase in the cancellations rate due to changes in the Singapore timeshare regulations and political turmoil in Thailand.

The $28.4 million of residential contract sales was from the disposition of the Macau inventory discussed above.

Sale of Vacation Ownership Products

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Contract sales	$7,992	$7,337	$655	9%
Revenue recognition adjustments:
Reportability	79	998	(919)
Sales reserve	(493)	(395)	(98)
Other(1)	(3)	14	(17)

Sale of vacation ownership products	$7,575	$7,954	$(379)	(5%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The lower favorable reportability in the current period is due to the recognition of sales in the prior year comparable period that were previously in the rescission period as a result of the change in timeshare legislation in Singapore.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Contract sales	$45,071	$13,960	$31,111	223%
Revenue recognition adjustments:
Reportability	242	980	(738)
Sales reserve	(1,446)	(744)	(702)
Other(1)	(14)	26	(40)

Sale of vacation ownership products	$43,853	$14,222	$29,631	208%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The lower favorable reportability in the current period is due to the recognition of sales in the prior year comparable period that were previously in the rescission period as a result of the change in timeshare legislation in Singapore. The increase in the sales reserve is due to an increase in the estimated default activity compared to the prior year comparable period as well as the increase in vacation ownership contract sales.

Development Margin

Twelve Weeks Ended June 19, 2015

	Twelve Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Sale of vacation ownership products	$7,575	$7,954	$(379)	(5%)
Cost of vacation ownership products	(1,803)	(2,047)	244	12%
Marketing and sales	(4,432)	(4,243)	(189)	(4%)

Development margin	$1,340	$1,664	$(324)	(19%)

Development margin percentage	17.7%	20.9%	(3.2 pts)

The decrease in development margin reflected $0.7 million from lower revenue reportability compared to the prior year comparable period, partially offset by $0.4 million from the higher sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), and included more efficient marketing and sales spending at our existing sales locations due to leveraging fixed costs on higher sales volumes.

Twenty-Four Weeks Ended June 19, 2015

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	Change	% Change
Sale of vacation ownership products	$43,853	$14,222	$29,631	208%
Cost of vacation ownership products	(23,799)	(3,500)	(20,299)	(580%)
Marketing and sales	(9,989)	(8,021)	(1,968)	(25%)

Development margin	$10,065	$2,701	$7,364	273%

Development margin percentage	23.0%	19.0%	4.0 pts

The increase in development margin reflected $5.9 million from the residential contract sales, $1.5 million from higher favorable product cost true-ups ($1.5 million in the twenty-four weeks ended June 19, 2015 compared to $0 in the prior year comparable period), and $1.0 million from the higher sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), and included more efficient marketing and sales spending at our existing sales locations due to leveraging fixed costs on higher sales volumes. These increases were partially offset by $0.5 million from the lower revenue reportability compared to the prior year comparable period and $0.5 million from the increase in the sales reserve.

Corporate and Other

The following discussion presents an analysis of our results of operations for the twelve and twenty-four weeks ended June 19, 2015, compared to the twelve and twenty-four weeks ended June 20, 2014.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014	June 19, 2015	June 20, 2014
Cost of vacation ownership products	$1,249	$1,545	$2,862	$4,012
Financing	6,085	5,438	10,990	10,542
General and administrative	22,892	23,153	45,669	44,981
Litigation settlement	134	—	134	—
Organizational and separation related	(14)	701	39	1,535
Consumer financing interest	5,248	5,737	11,269	12,362
Royalty fee	11,507	11,506	23,014	22,978

Total expenses	$47,101	$48,080	$93,977	$96,410

Corporate and Other consists of results not specifically attributable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses incurred to support overall company development, company-wide general and administrative costs, consumer financing interest expense and the fixed royalty fee payable under the license agreements that we entered into with Marriott International in connection with the Spin-Off.

Twelve Weeks Ended June 19, 2015

Total expenses decreased $1.0 million from the prior year comparable period. The $1.0 million decrease resulted from $0.7 million of lower organizational and separation related expenses due to the completion of many of the initiatives relating to our separation from Marriott International, $0.5 million of lower consumer financing interest expense, $0.3 million of lower cost of vacation ownership products expenses and $0.2 million of lower general and administrative expenses, partially offset by $0.6 million of higher financing expenses and $0.1 million of litigation settlements in the current period.

The $0.5 million decline in consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

General and administrative expenses decreased $0.3 million (from $23.2 million to $22.9 million) and were driven by lower depreciation and cost savings, partially offset by higher personnel related and other costs.

Twenty-Four Weeks Ended June 19, 2015

Total expenses decreased $2.4 million from the prior year comparable period. The $2.4 million decrease resulted from $1.5 million of lower organizational and separation related expenses due to the completion of many of the initiatives relating to our separation from Marriott International, $1.1 million of lower cost of vacation ownership products expenses due to lower pre-development spending associated with potential acquisitions and lower other expenses, and $1.1 million of lower consumer financing interest expense, partially offset by $0.8 million of higher general and administrative expenses, $0.4 million of higher financing expenses and $0.1 million of litigation settlements in the current period.

The $1.1 million decline in consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances ($1.3 million), partially offset by an increase in the outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($0.2 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

General and administrative expenses increased $0.7 million (from $45.0 million to $45.7 million) and were driven by higher personnel related and other costs, partially offset by lower depreciation and cost savings.

Recent Accounting Pronouncements

See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($250.9 million at the end of the second quarter of 2015), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the second quarter of 2015, $564.7 million of the $568.1 million of total gross debt outstanding was non-recourse debt associated with vacation ownership notes receivable securitizations. In addition, we have $40.0 million of gross mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021. We may, however, redeem the preferred stock at par beginning in October 2016 at our option.

At the end of the second quarter of 2015, we had $699.1 million of real estate inventory on hand, comprised of $335.3 million of finished goods and $363.8 million of land and infrastructure. We expect to continue to sell excess Ritz-Carlton branded inventory through the MVCD program or bulk sale transactions in order to generate incremental cash and reduce related carrying costs.

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

During the twenty-four weeks ended June 19, 2015 we had a net decrease in cash and cash equivalents of $95.6 million compared to a net decrease of $29.7 million during the twenty-four weeks ended June 20, 2014. The following table summarizes these changes:

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014
Cash provided by (used in):
Operating activities	$78,665	$98,162
Investing activities	48,386	74,124
Financing activities	(221,503)	(202,027)
Effect of change in exchange rates on cash and cash equivalents	(1,157)	3

Net change in cash and cash equivalents	$(95,609)	$(29,738)

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

We minimize our working capital needs through cash management, strict credit-granting policies, and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation-related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing of sales contracts for vacation ownership products, financing propensity and cash outlays for real estate inventory acquisition and development.

In the twenty-four weeks ended June 19, 2015, we generated $78.7 million of cash flows from operating activities, compared to $98.2 million in the twenty-four weeks ended June 20, 2014. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows related to cash outlays for an acquisition of an operating hotel in San Diego, California that we intend to convert to vacation ownership interests in the future, timing of payments to property owners’ associations for maintenance fees collected on their behalf, timing of payments for maintenance fees on unsold inventory and lower collections due to the reduction in the portfolio of outstanding vacation ownership notes receivable. These outlays were partially offset by the benefits from payments made in the first quarter of 2014 related to a new accounts payable system and value added taxes paid in France.

We recorded $28.4 million of residential contract sales in the twenty-four weeks ended June 19, 2015 associated with the sale of 18 units in Macau.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real Estate Inventory Spending Less Than Cost of Sales

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014
Real estate inventory spending	$(35,343)	$(47,802)
Purchase of operating hotel for future conversion to inventory	(46,614)	—
Real estate inventory costs	105,048	83,819

Real estate inventory spending less than cost of sales	$23,091	$36,017

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).

Our real estate inventory spending was less than real estate inventory costs in the twenty-four weeks ended June 19, 2015, as a result of our efforts to optimize the timing of real estate inventory spending. We capitalized on the opportunity to add a premier destination to our portfolio through the acquisition of an operating hotel in San Diego, California that we intend to convert in the near term to vacation ownership interests for future use in our MVCD program. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating hotel for future conversion to inventory line on the Cash Flows for the twenty-four weeks ended June 19, 2015. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction. Real estate inventory costs for the twenty-four weeks ended June 19, 2015 included $21.6 million related to the sale of the residential units in Macau.

In the twenty-four weeks ended June 20, 2014, real estate inventory spending was less than real estate inventory costs due to the level of completed real estate inventory on hand at that time.

Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.

Notes Receivable Collections in Excess of New Mortgages

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014
Vacation ownership notes receivable collections — non-securitized	$46,914	$51,704
Vacation ownership notes receivable collections — securitized	85,483	85,756
Vacation ownership notes receivable originations	(112,060)	(103,908)

Vacation ownership notes receivable collections in excess of originations	$20,337	$33,552

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections declined due to the reduction in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the twenty-four weeks ended June 19, 2015 increased due to higher vacation ownership sales volumes and an increase in financing propensity to 42.7 percent for the twenty-four weeks ended June 19, 2015 compared to 40.8 percent for the twenty-four weeks ended June 20, 2014 due to the addition of new financing incentives. During the twenty-four weeks ended June 19, 2015, and as of June 20, 2014, no securitized vacation ownership notes receivable pools were out of compliance with established performance parameters.

Cash from Investing Activities

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014
Capital expenditures for property and equipment (excluding inventory)	$(15,718)	$(3,003)
Decrease in restricted cash	43,758	43,958
Dispositions, net	20,346	33,169

Net cash provided by investing activities	$48,386	$74,124

Capital Expenditures for Property and Equipment

Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.

In the twenty-four weeks ended June 19, 2015, capital expenditures for property and equipment of $15.7 million included $12.1 million to support business operations (including $1.6 million for ancillary and operations assets, $2.8 million for sales locations other than the operating hotel in San Diego, California, and $7.7 million associated with the assets purchased for the operating hotel in San Diego, California), and $3.6 million for technology spending (including $2.3 million for Spin-Off related initiatives). See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

In the twenty-four weeks ended June 20, 2014, capital expenditures for property and equipment of $3.0 million included $2.3 million to support business operations (including $1.8 million for ancillary and operations assets and $0.5 million for sales locations) and $0.7 million for technology spending (including $0.4 million for Spin-Off related initiatives).

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

The decrease in restricted cash in the twenty-four weeks ended June 19, 2015 reflected $49.6 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2014, partially offset by a $3.4 million increase in cash associated with vacation ownership sales held in escrow and $2.4 million increase in cash that was collected for distribution to investors in connection with securitized vacation ownership notes receivable.

The decrease in restricted cash in the twenty-four weeks ended June 20, 2014 reflected $33.2 million of cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2013 and $13.8 million of cash distributions in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2013, partially offset by a $2.4 million increase in cash related to vacation ownership sales that are held in escrow, and a $0.7 million increase in funds required to be held in escrow to guarantee our credit card business in the Asia Pacific segment.

Dispositions

Dispositions in the twenty-four weeks ended June 19, 2015 related to the sale of undeveloped land in Kauai, Hawaii for $19.5 million, two lots in St. Thomas, U.S. Virgin Islands for $0.4 million and an operations facility in Hilton Head, South Carolina for $0.4 million. Dispositions in the twenty-four weeks ended June 20, 2014 related to the sale of an operating golf course and adjacent undeveloped land in Orlando, Florida for $21.9 million, the sale of undeveloped land on Singer Island, Florida for $10.1 million, a lot in St. Thomas, U.S. Virgin Islands for $0.4 million, lots in Abaco, Bahamas for $0.3 million and undeveloped land in Seaview, New Jersey for $0.2 million.

Cash from Financing Activities

	Twenty-Four Weeks Ended
($ in thousands)	June 19, 2015	June 20, 2014
Borrowings from securitization transactions	$—	$22,638
Repayment of debt related to securitizations	(143,374)	(130,700)
Proceeds from vacation ownership inventory arrangement	5,375	—
Debt issuance costs	(30)	(140)
Repurchase of common stock	(66,237)	(89,448)
Payment of dividends	(8,085)	—
Proceeds from stock option exercises	92	968
Payment of withholding taxes on vesting of restricted stock units	(9,353)	(5,091)
Other	109	(254)

Net cash used in financing activities	$(221,503)	$(202,027)

Warehouse Credit Facility

At June 19, 2015, no amounts were outstanding under the Warehouse Credit Facility and $206.6 million of gross vacation ownership notes receivable were eligible for securitization.

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

Repayments on the non-recourse debt associated with our vacation ownership notes receivable securitizations totaled $143.4 million (including $54.0 million for voluntary retirement clean-up calls) and $131.0 million (including $26.7 million for voluntary retirement clean-up calls) in the twenty-four weeks ended June 19, 2015 and June 20, 2014, respectively.

  In the twenty-four weeks ended June 20, 2014, we completed the securitization of a pool of $23.6 million primarily highly-seasoned vacation ownership notes receivable that we previously classified as not being eligible for securitization. In connection with the securitization, investors purchased in a private placement $22.6 million in vacation ownership loan backed notes from the Kyuka Owner Trust 2014-A with an interest rate of 6.25 percent. The securitized loans previously were classified as not eligible for securitization using criteria applicable to then current securitization transactions in the ABS market because they did not meet certain representation criteria required in such securitizations, or because of other factors that may have reflected investor demand in a securitization transaction.

Proceeds from Vacation Ownership Inventory Arrangement

In connection with our initiative of pursuing growth opportunities in ways that optimize the timing of our capital investments, including working with third-party partners to develop new inventory or convert previously built units to be sold to us close to when we need such inventory for sale, we sold real property located in Marco Island, Florida during the first quarter of 2015 to a third-party developer. Pursuant to this transaction, we are obligated to repurchase the completed property from the developer contingent upon the property meeting our brand standards and provided that the third-party developer has not sold the property to another party. As discussed in Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements, we received cash proceeds of $5.4 million upon the sale of this real property. In accordance with the authoritative guidance on accounting for sales of real estate, our conditional obligation to repurchase the property constitutes continuing involvement and thus we were unable to account for this transaction as a sale, and as such have recorded these proceeds as a financing activity.

Share Repurchase Program

During the twenty-four weeks ended June 19, 2015, we repurchased 817,726 shares of our common stock at an average price of $81.00 per share for a total of $66.2 million (including $30.0 million under an accelerated share repurchase program pursuant to which we repurchased 370,065 shares). See Footnote No. 11, “Shareholders’ Equity,” to our Financial Statements for further information related to our share repurchase program.

Dividends

On February 12, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share to shareholders of record as of February 26, 2015, which we paid on March 11, 2015. On June 4, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share to shareholders of record as of June 18, 2015, which we paid on July 2, 2015. Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 2, 2015, other than those discussed below. As of June 19, 2015, debt, net decreased by $141.9 million to $561.1 million compared to $703.0 million at January 2, 2015, of which $143.4 million related to a decrease in non-recourse gross debt associated with vacation ownership notes receivable securitizations, partially offset by $1.4 million of debt issuance cost amortization. As of June 19, 2015, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $631.0 million and are due as follows: $55.9 million in 2015; $89.9 million in 2016; $82.2 million in 2017; $75.6 million in 2018; $73.5 million in 2019; and $253.9 million thereafter.

We have a commitment of AUD $84.5 million ($65.8 million) to purchase an operating hotel located in Surfers Paradise, Australia, discussed in Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements. We made a deposit of AUD $8.5 million ($6.5 million) in connection with this commitment during the second quarter of 2015 and we expect to pay the remaining AUD $76.0 million ($59.3 million) in the third quarter of 2015.

We have a commitment of $137.1 million to purchase vacation ownership units located in Marco Island, Florida, discussed in Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements, of which we expect $33.3 million, $50.0 million and $53.8 million will be paid in 2017, 2018 and 2019, respectively.

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any payments we make to third-party lenders under these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as the underlying notes mature or are repaid. Our maximum exposure under such guarantees as of June 19, 2015 in the Asia Pacific and North America segments was $6.8 million and $2.8 million, respectively. The terms of the underlying debt to third-party lenders extend to 2022.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 28, 2015 – April 24, 2015	—	$—	—	2,297,742
April 25, 2015 – May 22, 2015	4,000	$83.71	4,000	2,293,742
April 25, 2015 – May 22, 2015(2)	42,283	$68.14	42,283	2,251,459
May 23, 2015 – June 19, 2015	165,910	$88.13	165,910	2,085,549

Total	212,193	$84.06	212,193	2,085,549

(1)	On October 14, 2014, our Board of Directors approved the repurchase of up to an additional 3,400,000 shares of our common stock under our existing share repurchase program and extended the termination date of the program to March 26, 2016. Prior to that authorization, our Board of Directors had authorized the repurchase of up to 3,500,000 shares of our common stock prior to March 28, 2015 under the share repurchase program.

(2)	In March 2015, pursuant to our existing share repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of our common stock. Under the agreement, we paid $30.0 million and received an initial delivery of 327,782 shares of common stock on March 20, 2015. On May 21, 2015, we received delivery of 42,283 shares of common stock, which comprised all additional shares to be delivered pursuant to the ASR. Because we accounted for the ASR as two separate transactions, a purchase of treasury stock and a forward contract indexed to our common stock, we recorded $27.1 million as the purchase price for the 327,782 shares received on March 20, 2015 and $2.9 million as the purchase price for the 42,283 shares received on May 21, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits filed or furnished as a part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits on page E-1, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

July 23, 2015	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 22, 2011.

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on November 22, 2011.

10.1	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 11, 2015.

10.2	Indenture Supplement, dated June 24, 2015, by and among Marriott Vacations Worldwide Owner Trust 2011-1, as issuer, Marriott Ownership Resorts, Inc., as servicer, Wells Fargo Bank, National Association, as indenture trustee and as back-up servicer, Deutsche Bank AG, New York Branch, as administrative agent, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto.

10.3	First Amendment, dated as of June 26, 2015, to the Second Amended and Restated Credit Agreement, dated as of September 10, 2014, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, Bank of America, N.A. and Deutsche Bank Securities Inc. as co-documentation agents.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the twelve and twenty-four weeks ended June 19, 2015 and June 20, 2014, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve and twenty-four weeks ended June 19, 2015 and June 20, 2014, respectively; (iii) the Interim Consolidated Balance Sheets at June 19, 2015 and January 2, 2015; and (iv) the Interim Consolidated Statements of Cash Flows for the twenty-four weeks ended June 19, 2015 and June 20, 2014, respectively.

E-1