Form 10-Q
period 2015-09-11
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2015-10-15
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2015

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of October 9, 2015 was 31,065,226.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 11, 2015	September 12, 2014	September 11, 2015	September 12, 2014
REVENUES
Sale of vacation ownership products	$136,802	$155,384	$476,078	$452,796
Resort management and other services	73,828	70,981	212,308	209,348
Financing	28,294	29,545	85,640	90,002
Rental	76,039	65,620	224,880	190,972
Cost reimbursements	92,173	91,508	285,937	281,769

TOTAL REVENUES	407,136	413,038	1,284,843	1,224,887

EXPENSES
Cost of vacation ownership products	40,776	48,640	150,857	138,925
Marketing and sales	71,628	73,380	228,760	216,827
Resort management and other services	47,409	47,857	135,298	141,061
Financing	5,488	5,434	16,478	15,976
Rental	62,567	54,605	184,560	166,386
General and administrative	23,214	21,932	68,883	66,913
Litigation settlement	—	3,225	(236)	(4,350)
Organizational and separation related	439	332	732	2,272
Consumer financing interest	5,289	5,605	16,558	17,967
Royalty fee	14,000	14,339	40,431	41,420
Impairment	—	26	—	860
Cost reimbursements	92,173	91,508	285,937	281,769

TOTAL EXPENSES	362,983	366,883	1,128,258	1,086,026

(Losses) gains and other (expense) income	(20)	207	9,492	1,849
Interest expense	(2,839)	(2,890)	(8,822)	(7,638)
Equity in earnings	50	38	148	156
Other	(5,181)	—	(6,453)	—

INCOME BEFORE INCOME TAXES	36,163	43,510	150,950	133,228
Provision for income taxes	(14,608)	(17,862)	(61,300)	(52,969)

NET INCOME	$21,555	$25,648	$89,650	$80,259

Basic earnings per share	$0.69	$0.77	$2.81	$2.35
Shares used in computing basic earnings per share	31,455	33,374	31,870	34,180

Diluted earnings per share	$0.67	$0.75	$2.75	$2.28
Shares used in computing diluted earnings per share	32,128	34,366	32,550	35,161

Dividends declared per share of common stock	$0.25	$—	$0.75	$—

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 11, 2015	September 12, 2014	September 11, 2015	September 12, 2014
Net income	$21,555	$25,648	$89,650	$80,259
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,392)	(3,047)	(3,749)	(3,127)
Derivative instrument adjustments	(59)	—	—	—

Total other comprehensive loss, net of tax	(1,451)	(3,047)	(3,749)	(3,127)

COMPREHENSIVE INCOME	$20,104	$22,601	$85,901	$77,132

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) September 11, 2015	January 2, 2015
ASSETS
Cash and cash equivalents	$321,690	$346,515
Restricted cash (including $93,803 and $34,986 from VIEs, respectively)	121,752	109,907
Accounts and contracts receivable, net (including $4,211 and $4,992 from VIEs, respectively)	128,321	109,700
Vacation ownership notes receivable, net (including $704,349 and $750,680 from VIEs, respectively)	887,456	917,228
Inventory	721,664	772,784
Property and equipment	247,317	147,379
Other	98,827	127,066

Total Assets	$2,527,027	$2,530,579

LIABILITIES AND EQUITY
Accounts payable	$77,516	$114,079
Advance deposits	66,436	60,192
Accrued liabilities (including $1,635 and $1,088 from VIEs, respectively)	150,928	165,969
Deferred revenue	44,499	38,818
Payroll and benefits liability	87,871	93,073
Liability for Marriott Rewards customer loyalty program	73,904	89,285
Deferred compensation liability	48,468	41,677
Mandatorily redeemable preferred stock of consolidated subsidiary, net	38,935	38,816
Debt, net (including $776,648 and $708,031 from VIEs, respectively)	769,716	703,013
Other	38,239	27,071
Deferred taxes	94,544	78,883

Total Liabilities	1,491,056	1,450,876

Contingencies and Commitments (Note 8)

Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 36,355,412 and 36,089,513 shares issued, respectively	363	361
Treasury stock — at cost; 5,294,063 and 3,996,725 shares, respectively	(335,339)	(229,229)
Additional paid-in capital	1,138,049	1,137,785
Accumulated other comprehensive income	13,305	17,054
Retained earnings	219,593	153,732

Total Equity	1,035,971	1,079,703

Total Liabilities and Equity	$2,527,027	$2,530,579

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Six Weeks Ended
	September 11, 2015	September 12, 2014
OPERATING ACTIVITIES
Net income	$89,650	$80,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,850	13,183
Amortization of debt issuance costs	3,739	3,762
Provision for loan losses	22,753	22,725
Share-based compensation	9,633	9,354
Deferred income taxes	17,261	29,523
Equity method income	(148)	(156)
Gain on disposal of property and equipment, net	(9,492)	(1,849)
Non-cash litigation settlement	(262)	—
Impairment charges	—	860
Net change in assets and liabilities:
Accounts and contracts receivable	(17,799)	(8,609)
Notes receivable originations	(189,029)	(169,784)
Notes receivable collections	192,852	203,728
Inventory	51,467	61,740
Purchase of operating hotels for future conversion to inventory	(61,554)	—
Other assets	26,524	45,650
Accounts payable, advance deposits and accrued liabilities	(52,380)	(67,160)
Deferred revenue	5,742	4,228
Payroll and benefit liabilities	(4,959)	(4,855)
Liability for Marriott Rewards customer loyalty program	(15,384)	(22,737)
Deferred compensation liability	6,791	3,340
Other liabilities	6,236	3,196
Other, net	5,233	80

Net cash provided by operating activities	100,724	206,478

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(20,873)	(7,753)
Purchase of operating hotel to be sold	(47,658)	—
(Increase) decrease in restricted cash	(12,616)	20,656
Dispositions, net	20,605	33,310

Net cash (used in) provided by investing activities	(60,542)	46,213

FINANCING ACTIVITIES
Borrowings from securitization transactions	255,000	22,638
Repayment of debt related to securitization transactions	(186,383)	(162,680)
Proceeds from vacation ownership inventory arrangement	5,375	—
Debt issuance costs	(4,405)	(1,676)
Repurchase of common stock	(106,110)	(160,155)
Payment of dividends	(16,003)	—
Proceeds from stock option exercises	96	1,723
Excess tax benefits from share-based compensation	68	—
Payment of withholding taxes on vesting of restricted stock units	(9,615)	(5,130)
Other	213	—

Net cash used in financing activities	(61,764)	(305,280)

Effect of changes in exchange rates on cash and cash equivalents	(3,243)	(790)
DECREASE IN CASH AND CASH EQUIVALENTS	(24,825)	(53,379)
CASH AND CASH EQUIVALENTS, beginning of period	346,515	199,511

CASH AND CASH EQUIVALENTS, end of period	$321,690	$146,132

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Non-cash impact on Additional paid-in capital for changes in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	$(77)	$(2,097)
Non-cash issuance of note receivable	(500)	—
Dividends payable	(7,786)	—

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of September 11, 2015, our portfolio consisted of 61 properties, including two hotels, in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases; and renting vacation ownership inventory.

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

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the twelve weeks ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2015 Third Quarter	September 11, 2015
2015 Second Quarter	June 19, 2015
2015 First Quarter	March 27, 2015
2014 Third Quarter	September 12, 2014
2014 Second Quarter	June 20, 2014
2014 First Quarter	March 28, 2014

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

New Accounting Standards

Accounting Standards Update No. 2015-16 – “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations” (“ASU 2015-16”)

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. Our early adoption of ASU 2015-16 in the third quarter of 2015 did not have a material impact on our Financial Statements.

Accounting Standards Update No. 2015-11 – “Simplifying the Measurement of Inventory (Topic 330): Inventory” (“ASU 2015-11”)

In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. For public entities, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Our early adoption of ASU 2015-11 in the third quarter of 2015 did not have a material impact on our Financial Statements as it applies solely to our operating inventories. This guidance is not applicable to our vacation ownership inventory.

Accounting Standards Update No. 2015-03 – “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”)

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability instead of being presented as an asset. The recognition and measurement guidance for debt issuance costs has not changed. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. Our early adoption of ASU 2015-03 in the first quarter of 2015 did not have a material impact on our Financial Statements. In June 2015, the staff of the Securities and Exchange Commission (“SEC”) announced that it would not object to an entity always presenting debt issuance costs related to revolving debt arrangements as an asset, regardless of whether a balance was outstanding, while amortizing the costs ratably over the term of the revolving debt arrangement. As a result, we applied the SEC staff guidance beginning in the second quarter of 2015 and began presenting costs associated with our revolving debt arrangements as an asset. We have applied these changes retrospectively to all periods presented.

Accounting Standards Update No. 2015-02 – “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”)

In February 2015, the FASB issued ASU 2015-02, which amends the guidance for evaluating whether to consolidate certain legal entities. Specifically, ASU 2015-02 modifies the method for determining whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Further, it eliminates the presumption that a general partner should consolidate a limited partnership and impacts the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Our early adoption of ASU 2015-02 in the first quarter of 2015 did not have a material impact on our Financial Statements.

Future Adoption of Accounting Standards

Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The new standard may be applied prospectively to each prior period presented or retrospectively with the cumulative effect recognized on the date of adoption. We continue to evaluate the impact that this guidance, including the method of implementation, will have on our financial statements and disclosures. We expect to adopt ASU 2014-09 commencing in our fiscal year 2018.

2. INCOME TAXES

We file U.S. consolidated federal and state tax returns, as well as consolidated and separate tax filings for non-U.S. jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate was $1.5 million and $1.3 million at September 11, 2015 and January 2, 2015, respectively.

We have joined in the Marriott International U.S. federal tax consolidated filing for periods up to the date of the Spin-Off. The U.S. Internal Revenue Service (the “IRS”) has examined Marriott International’s federal income tax returns, and it has settled all issues related to the timeshare business for the tax years through the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities; currently our 2011 and 2012 returns are being audited by the IRS and our 2012 and 2013 returns are being audited by tax authorities in foreign jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of these audits. Pursuant to a Tax Sharing and Indemnification Agreement with Marriott International effective November 21, 2011, as subsequently amended, Marriott International is liable and shall pay the relevant tax authority for all taxes related to our taxable income prior to the Spin-Off.

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	September 11, 2015	January 2, 2015
Vacation ownership notes receivable — securitized	$704,349	$750,680
Vacation ownership notes receivable — non-securitized
Eligible for securitization (1)(2)	34,426	24,194
Not eligible for securitization (1)	148,681	142,354

Subtotal	183,107	166,548

Total vacation ownership notes receivable	$887,456	$917,228

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable.

(2)	We expect that these vacation ownership notes receivable will be purchased by the MVW Owner Trust 2015-1 (the “2015-1 Trust”) prior to December 31, 2015 in accordance with the terms of the securitization transaction completed in the third quarter of 2015. Refer to Footnote No. 9, “Debt,” for discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2015-1 Trust.

The following tables show future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at September 11, 2015:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2015	$25,581	$34,374	$59,955
2016	34,509	102,199	136,708
2017	25,737	97,524	123,261
2018	18,140	85,683	103,823
2019	13,851	77,450	91,301
Thereafter	65,289	307,119	372,408

Balance at September 11, 2015	$183,107	$704,349	$887,456

Weighted average stated interest rate	11.7%	12.8%	12.5%
Range of stated interest rates	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable on our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	September 11, 2015	September 12, 2014
Interest income associated with vacation ownership notes receivable — securitized	$20,005	$18,930	$59,992	$60,259
Interest income associated with vacation ownership notes receivable — non-securitized	6,921	9,146	21,428	25,282

Total interest income associated with vacation ownership notes receivable	$26,926	$28,076	$81,420	$85,541

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the thirty-six weeks ended September 11, 2015:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at January 2, 2015	$64,752	$53,666	$118,418
Provision for loan losses	15,068	7,413	22,481
Securitizations	(12,622)	12,622	—
Clean-up calls (1)	5,725	(5,725)	—
Write-offs	(32,706)	—	(32,706)
Defaulted vacation ownership notes receivable repurchase activity (2)	17,802	(17,802)	—

Balance at September 11, 2015	$58,019	$50,174	$108,193

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

(2)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.83 percent and 6.95 percent as of September 11, 2015 and January 2, 2015, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $4.5 million as of September 11, 2015 and $4.7 million as of January 2, 2015.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at September 11, 2015	$52,520	$5,967	$58,487
Investment in vacation ownership notes receivable on non-accrual status at January 2, 2015	$60,275	$7,172	$67,447
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended September 11, 2015	$53,778	$6,879	$60,657
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended September 12, 2014	$64,576	$7,027	$71,603
Average investment in vacation ownership notes receivable on non-accrual status during the thirty-six weeks ended September 11, 2015	$56,397	$6,570	$62,967
Average investment in vacation ownership notes receivable on non-accrual status during the thirty-six weeks ended September 12, 2014	$65,857	$7,022	$72,879

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 11, 2015:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$7,444	$15,482	$22,926
91 – 150 days past due	5,103	5,351	10,454
Greater than 150 days past due	47,417	616	48,033

Total past due	59,964	21,449	81,413
Current	181,162	733,074	914,236

Total vacation ownership notes receivable	$241,126	$754,523	$995,649

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

	At September 11, 2015		At January 2, 2015
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable
Securitized	$704,349	$861,004	$750,680	$909,391
Non-securitized	183,107	191,387	166,548	172,103
Derivative instruments	1,068	1,068	—	—

Total financial assets	$888,524	$1,053,459	$917,228	$1,081,494

Non-recourse debt associated with vacation ownership notes receivable securitizations, gross	$(776,648)	$(780,427)	$(708,031)	$(712,977)
Other debt, gross	(3,519)	(3,519)	(3,306)	(3,306)
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	(40,000)	(42,562)	(40,000)	(43,837)
Liability for Marriott Rewards customer loyalty program	(73,904)	(66,605)	(89,285)	(80,448)
Other liabilities	(4,205)	(4,205)	(4,118)	(4,118)

Total financial liabilities	$(898,276)	$(897,318)	$(844,740)	$(844,686)

(1)	Fair value of financial instruments, with the exception of derivative instruments, has been determined using Level 3 inputs. Fair value of derivative instruments has been determined using Level 2 inputs.

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

The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At September 11, 2015		At January 2, 2015
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization (1)	$34,426	$42,706	$24,194	$29,749
Not eligible for securitization	148,681	148,681	142,354	142,354

Total non-securitized	$183,107	$191,387	$166,548	$172,103

(1)	We expect that these vacation ownership notes receivable will be purchased by the 2015-1 Trust prior to December 31, 2015 in accordance with the terms of the securitization transaction completed in the third quarter of 2015. Refer to Footnote No. 9, “Debt,” for discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2015-1 Trust.

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

Derivative Instruments

During 2015, we entered into a foreign exchange forward contract to hedge the risks associated with a forecasted transaction anticipated to be denominated in a foreign currency. We do not apply hedge accounting to this derivative instrument, and therefore it is marked to market. The fair value of the contract is determined using indicative foreign currency exchange rates from public market data, which are considered Level 2 fair value inputs.

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

5. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Surfers Paradise, Australia

During the third quarter of 2015, we completed the acquisition of an operating hotel located in Surfers Paradise, Australia, for AUD $84.5 million ($62.3 million). The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As such, all transaction costs were expensed as incurred and have been included in the “Other” line of our Statements of Income. As consideration for the acquisition, we paid AUD $82.6 million ($61.0 million) in cash and assumed net liabilities of AUD $1.9 million ($1.3 million), which was allocated based on the fair value at the date of acquisition as follows: AUD $28.9 million ($21.3 million) to land, AUD $49.5 million ($36.5 million) to buildings and leasehold improvements and AUD $6.1 million ($4.5 million) to furniture and equipment. Fair value was determined using an independent appraisal, which was primarily based on a discounted cash flow model, a Level 3 fair value input. We intend to convert a portion of this hotel, which the related portion of the purchase price is classified as an operating activity on our Cash Flows, in the near term into vacation ownership interests for future use in our Asia Pacific segment, and to sell the remaining downsized hotel, which the related portion of the purchase price is classified as an investing activity on our Cash Flows, to a third party.

Washington, D.C.

During the third quarter of 2015, we completed the acquisition of 71 rooms at The Mayflower Hotel, Autograph Collection, an operating hotel located in Washington, D.C., for $32.0 million. The asset acquisition was treated as a purchase of inventory and we intend to include these vacation ownership units, in their current form, in our North America points-based program, Marriott Vacation Club Destinations ™ (“MVCD”) program in the near term.

San Diego, California

During the first quarter of 2015, we completed the acquisition of an operating hotel located in San Diego, California, for $55.0 million. The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As consideration for the acquisition, we paid $55.0 million in cash, which was allocated based on the fair value at the date of acquisition as follows: $54.3 million to property and equipment and $0.7 million to other assets. Fair value was determined using an independent appraisal, which was primarily based on a discounted cash flow model, a Level 3 fair value input. We intend to convert this hotel in the near term into vacation ownership interests for future use in our MVCD program. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating hotels for future conversion to inventory line on our Cash Flows for the thirty-six weeks ended September 11, 2015. The remaining $7.7 million was included as an investing activity in the Capital expenditures for property and equipment line on our Cash Flows for the thirty-six weeks ended September 11, 2015, as it was allocated to assets to be used prior to conversion of the hotel to vacation ownership interests, as well as ancillary and sales center assets to be retained after the conversion.

Dispositions

Kauai, Hawaii

During the second quarter of 2015, we completed the sale of the remaining portion of our undeveloped land in Kauai, Hawaii for gross cash proceeds of $20.0 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $8.7 million, which is included in the (Losses) gains and other (expense) income line on our Statements of Income for the twelve and thirty-six weeks ended September 11, 2015. As a result of this sale, we have completed the transactions, a portion of which was completed in 2014, contemplated by the purchase and sale agreement that we entered into during the second quarter of 2014 providing for the sale of undeveloped and partially developed land, an operating golf course and related assets in Kauai, Hawaii for $60.0 million in gross cash proceeds.

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

As of September 11, 2015, our Balance Sheet reflects $7.0 million of Other liabilities that relate to the deferral of gain recognition for this transaction, which will reduce our basis in the asset if we repurchase the property. In addition, the note receivable of $0.5 million and other receivables of $0.2 million are included in the Accounts and contracts receivable line on the Balance Sheet as of September 11, 2015. The cash consideration received for the sale of the real property is included in Proceeds from vacation ownership inventory arrangements on our Cash Flows for the thirty-six weeks ended September 11, 2015. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is our interest in the note receivable and the other receivables discussed above as of September 11, 2015.

Orlando, Florida

During the first quarter of 2014, we disposed of a golf course and adjacent undeveloped land in Orlando, Florida for $24.0 million in gross cash proceeds. As a condition of the sale, we continued to operate the golf course through the end of the first quarter of 2015 at our own risk. We utilized the performance of services method to record a gain of $3.1 million over the period during which we operated the golf course, of which $0 and $0.2 million is included in the (Losses) gains and other (expense) income line on our Statements of Income for the twelve weeks ended September 11, 2015 and September 12, 2014, respectively, and $0.9 million and $1.8 million is included in the (Losses) gains and other (expense) income line on our Statements of Income for the thirty-six weeks ended September 11, 2015 and September 12, 2014, respectively.

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

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands, except per share amounts)	September 11, 2015(1)	September 12, 2014(2)	September 11, 2015(1)	September 12, 2014(2)
Computation of Basic Earnings Per Share
Net income	$21,555	$25,648	$89,650	$80,259
Weighted average shares outstanding	31,455	33,374	31,870	34,180

Basic earnings per share	$0.69	$0.77	$2.81	$2.35

Computation of Diluted Earnings Per Share
Net income	$21,555	$25,648	$89,650	$80,259

Weighted average shares outstanding	31,455	33,374	31,870	34,180
Effect of dilutive shares outstanding
Employee stock options and SARs	443	537	458	559
Restricted stock units	230	455	222	422

Shares for diluted earnings per share	32,128	34,366	32,550	35,161

Diluted earnings per share	$0.67	$0.75	$2.75	$2.28

(1)	The computations of diluted earnings per share exclude approximately 167,000 shares of common stock, the maximum number of shares issuable as of September 11, 2015 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)	The computations of diluted earnings per share exclude approximately 179,000 shares of common stock, the maximum number of shares issuable as of September 12, 2014 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the twelve and thirty-six week periods ended September 11, 2015 and September 12, 2014, we have not excluded any shares underlying stock options or stock appreciation rights (“SARs”) that may be settled in shares of common stock from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in thousands)	At September 11, 2015	At January 2, 2015
Finished goods(1)	$351,850	$413,066
Land and infrastructure(2)	364,128	355,198

Real estate inventory	715,978	768,264
Operating supplies and retail inventory	5,686	4,520

	$721,664	$772,784

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes $48.4 million of sales centers that are expected to be converted into vacation ownership products to be sold in the future and $80.7 million of inventory related to estimated future foreclosures at September 11, 2015.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value.

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

($ in thousands)	Maximum Potential Amount of Future Fundings At September 11, 2015	Liability for Expected Future Fundings At September 11, 2015
Segment
Asia Pacific	$5,822	$59
North America	2,846	177

Total guarantees where we are the primary obligor	$8,668	$236

Commitments and Letters of Credit

In addition to the guarantees we describe in the preceding paragraphs, as of September 11, 2015, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $27.6 million, of which we expect $5.3 million, $8.3 million, $5.8 million, $2.6 million, $1.5 million and $4.1 million will be paid in 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.

•	We have commitments of $2.5 million to subsidize vacation ownership associations, which we expect to pay in the fourth quarter of 2015.

•	We have a commitment of $75.5 million to purchase vacation ownership units located in Miami, Florida, contingent upon satisfactory completion of construction and receipt of a certificate of occupancy, for use in our MVCD program. We made an initial deposit of $3.8 million in connection with this commitment in 2014, and we are committed to make an additional deposit of $3.8 million upon the seller’s receipt of a temporary certificate of occupancy. The remaining payment of $67.9 million is due upon acquisition of the units, which we expect to occur within one year. In the event that the seller fails to obtain a permanent certificate of occupancy for the entire project on or about the end of October, we may terminate the contract and receive a return of the deposit. We also have the right to extend this deadline in 30 day increments up to a total of 90 days. We are currently evaluating the use of a capital efficient arrangement to delay the timing of this capital investment.

•	We have a commitment of $38.5 million to purchase vacation ownership units located on the Big Island of Hawaii, for use in our MVCD program, contingent upon the seller subjecting the units to a condominium regime prior to our purchase. We made a deposit of $1.5 million in connection with this commitment in 2014, and we are committed to make the remaining payment of $37.0 million upon satisfaction of the condition that the seller subject the units to a condominium regime, which we expect to occur within one year. Upon acquisition, we are committed to renovate the units pursuant to a property improvement plan to be agreed upon at a later date, for which an additional $45.0 million to $55.0 million will be required to be funded. We are currently evaluating the use of a capital efficient arrangement to delay the timing of this capital investment.

•	We have a commitment of $137.1 million to purchase vacation ownership units located in Marco Island, Florida, of which we expect $33.3 million, $50.0 million and $53.8 million will be paid in 2017, 2018 and 2019, respectively. See Footnote No. 5, “Acquisitions and Dispositions,” for additional information on this transaction.

Surety bonds issued as of September 11, 2015 totaled $78.4 million, the majority of which were requested by federal, state or local governments related to our operations.

Additionally, as of September 11, 2015, we had $3.3 million of letters of credit outstanding under our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

In December 2012, Jon Benner, an owner of fractional interests at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), filed suit in Superior Court for the State of California, County of San Francisco, against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”). The plaintiff alleged that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constituted intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought included damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. In September 2014, we reached an agreement to settle the Benner action on the basis of a stipulated class, which was approved by the court on March 31, 2015. At September 11, 2015, we had an accrual of $0.9 million related to the settlement.

In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against this action vigorously. We filed a motion in the Circuit Court to compel arbitration of plaintiffs’ claims. That motion was denied, but on appeal the Hawaii Intermediate Court of Appeals reversed. The Hawaii Supreme Court, on June 3, 2015, reversed the decision of the Intermediate Court of Appeals and reinstated the action in Circuit Court, which has set the case for trial beginning September 16, 2016. We filed a petition with the United States Supreme Court on October 1, 2015, seeking review of the Hawaii Supreme Court’s decision. Additionally, in 2014, owners of two residential units agreed to release their claims in this action. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

In June 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration of the claims asserted by the plaintiffs. Plaintiffs appealed that decision to the Hawaii Intermediate Court of Appeals and also initiated arbitration. On July 24, 2015, the Intermediate Court of Appeals reversed the decision of the Circuit Court and directed that the action be reinstated in the Circuit Court. We dispute the material allegations in the amended complaint and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time. Additionally, owners of two fractional interests have since agreed to release their claims in this action, and the owners of another fractional interest, who are not parties to the Charles action, agreed to release similar claims, in each instance for nominal sums.

In August 2014, Michael and Marla Flynn, owners of weeks-based Marriott Vacation Club vacation ownership products at two of our resorts in Hawaii, filed a claim with the American Arbitration Association on behalf of a putative class consisting of themselves and all others similarly situated. The claimants alleged that the introduction of the MVCD program caused an actionable decrease in the value of their vacation ownership interests. The relief sought included compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to applicable timeshare and unfair trade practices acts and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. On March 30, 2015, the arbitrator ruled that the Flynns’ claims are not subject to arbitration, and dismissed the Flynn proceeding. On October 2, 2015, Michael and Marla Flynn, joined by Patrick and Mary Flynn as Trustees of the Flynn Family Trust, filed a civil action in the United States District Court for the District of Hawaii, asserting similar claims and seeking similar relief on behalf of themselves and a putative class consisting of themselves and all others similarly situated. The complaint has not yet been served. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of potential liability, if any, at this time.

On January 29, 2015, Norman and Carreen Abramson, owners of weeks-based Marriott Vacation Club vacation ownership products at one of our resorts in California and of our points-based Marriott Vacation Club vacation ownership product, filed an action in the United States District Court for the Central District of California on behalf of a putative class consisting of themselves and all others similarly situated. Mr. and Mrs. Abramson alleged that the introduction of the MVCD program caused an actionable decrease in the value of their vacation ownership interests, and sought as relief compensatory and punitive damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to applicable timeshare, consumer protection and unfair competition acts. On March 30, 2015, we filed a motion to dismiss. On June 30, 2015, Mr. and Mrs.

Abramson filed a motion for class certification, which the Court denied on September 28, 2015. Mr. and Mrs. Abramson also amended their complaint, and we filed a motion to dismiss the amended complaint on October 9, 2015. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of potential liability, if any, at this time.

On May 26, 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of fractional interests at the RCC San Francisco. The case is not filed as a putative class action. The plaintiffs allege that the affiliation of the RCC San Francisco with MVCD, certain alleged sales practices, and other alleged acts of Marriott Vacations Worldwide and the other defendants caused an actionable decrease in the value of their fractional interests. The relief sought includes, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. Plaintiffs filed an amended complaint on October 9, 2015, and our response is due November 6, 2015. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $13.1 million, of which $4.3 million is included within liabilities on our Balance Sheet at September 11, 2015. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2017.

During the second quarter of 2014, we agreed to settle a dispute with a service provider relating to services provided to us prior to 2011. In connection with the settlement, we received a one-time payment of $7.6 million from the service provider, which no longer provides services to us. We recorded a gain of $7.6 million as a result of the settlement, which is included in the Litigation settlement line on our Statement of Income for the thirty-six weeks ended September 12, 2014.

9. DEBT

The following table provides detail on our debt balances, net of unamortized debt issuance costs:

($ in thousands)	At September 11, 2015	At January 2, 2015
Vacation ownership notes receivable securitizations, gross(1)	$776,648	$708,031
Unamortized debt issuance costs	(10,187)	(8,090)

	766,461	699,941

Other debt, gross	3,519	3,306
Unamortized debt issuance costs	(264)	(234)

	3,255	3,072

	$769,716	$703,013

(1)	Interest rates as of September 11, 2015 range from 2.2% to 7.2% with a weighted average interest rate of 2.8%.

See Footnote No. 13, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and our non-recourse warehouse credit facility (the “Warehouse Credit Facility”). All of our other debt was, and to the extent currently outstanding, is recourse to us but unsecured. The Warehouse Credit Facility currently terminates on September 15, 2016 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. As of September 11, 2015, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.

Although no cash borrowings were outstanding as of September 11, 2015 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions.

On August 13, 2015, we completed the securitization of a pool of $264.2 million of vacation ownership notes receivable. Approximately $211.4 million of the vacation ownership notes receivable were purchased on August 13, 2015 by the 2015-1 Trust, and we expect the remaining vacation ownership notes receivable to be purchased by the 2015-1 Trust prior to December 31, 2015. As of August 13, 2015, the 2015-1 Trust held $51.4 million of the proceeds, which will be released as the remaining vacation ownership notes receivable are purchased. On September 24, 2015, subsequent to the third quarter of 2015, the 2015-1 Trust purchased $31.5 million of the remaining vacation ownership notes receivable and $30.4 million was released from restricted cash. Any funds not used to purchase vacation ownership notes receivable will be returned to the investors. In connection with the securitization, investors purchased in a private placement $255.0 million in vacation ownership loan backed notes from the 2015-1 Trust. Two classes of vacation ownership loan backed notes were issued by the 2015-1 Trust: $233.2 million of Class A Notes and $21.8 million of Class B Notes. The Class A Notes have an interest rate of 2.52 percent and the Class B Notes have an interest rate of 2.96 percent, for an overall weighted average interest rate of 2.56 percent.

The following table shows scheduled future principal payments for our debt:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations (1)	Other Debt	Total
Debt Principal Payments Year
2015	$35,357	$29	$35,386
2016	111,848	60	111,908
2017	106,587	64	106,651
2018	93,068	69	93,137
2019	81,671	74	81,745
Thereafter	348,117	3,223	351,340

Balance at September 11, 2015	$776,648	$3,519	$780,167

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us and represents estimated principal payments assuming purchase of the remaining vacation ownership notes receivable by the 2015-1 Trust in the fourth quarter of 2015 as discussed above.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $18.5 million in the thirty-six weeks ended September 11, 2015 and $19.4 million in the thirty-six weeks ended September 12, 2014, respectively.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the thirty-six weeks ended September 11, 2015, and as of September 11, 2015, no securitized vacation ownership notes receivable pools were out of compliance with the established parameters. As of September 11, 2015, we had 7 securitized vacation ownership notes receivable pools outstanding.

10. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary, MVW US Holdings, Inc. (“MVW US Holdings”) issued $40.0 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently Marriott International sold all of this preferred stock to third-party investors. Until October 2016, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. In October 2016, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years (i.e., beginning in October 2016) at par. The Series A preferred stock has an aggregate liquidation preference of $40.0 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of September 11, 2015, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

The following table provides detail on our mandatorily redeemable preferred stock of consolidated subsidiary balance, net of unamortized debt issuance costs:

($ in thousands)	At September 11, 2015	At January 2, 2015
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	$40,000	$40,000
Unamortized debt issuance costs	(1,065)	(1,184)

	$38,935	$38,816

11. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 11, 2015, there were 36,355,412 shares of Marriott Vacations Worldwide common stock issued, of which 31,061,349 shares were outstanding and 5,294,063 shares were held as treasury stock. At January 2, 2015, there were 36,089,513 shares of Marriott Vacations Worldwide common stock issued, of which 32,092,788 shares were outstanding and 3,996,725 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 11, 2015 or January 2, 2015.

The following table details changes in shareholders’ equity during the thirty-six weeks ended September 11, 2015:

($ in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at January 2, 2015	$361	$(229,229)	$1,137,785	$17,054	$153,732	$1,079,703
Net income	—	—	—	—	89,650	89,650
Foreign currency translation adjustments	—	—	—	(3,749)	—	(3,749)
Amounts related to share-based compensation	2	—	341	—	—	343
Adjustment to reclassification of Marriott International investment to Additional paid-in capital	—	—	(77)	—	—	(77)
Repurchase of common stock	—	(106,110)	—	—	—	(106,110)
Dividends	—	—	—	—	(23,789)	(23,789)

Balance at September 11, 2015	$363	$(335,339)	$1,138,049	$13,305	$219,593	$1,035,971

Share Repurchase Program

The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 2, 2015	3,996,725	$229,229	$57.35
For the thirty-six weeks ended September 11, 2015	1,297,338	106,110	81.79

As of September 11, 2015	5,294,063	$335,339	$63.34

As of September 11, 2015, 1.6 million shares remained available for repurchase under the program.

Dividends

On September 10, 2015 our Board of Directors declared a quarterly dividend of $0.25 per share to be paid on October 8, 2015 to shareholders of record as of September 24, 2015.

12. SHARE-BASED COMPENSATION

A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”). As of September 11, 2015, 1.8 million shares were available for grants under the Stock Plan.

For share-based awards with service-only vesting conditions, we measure compensation expense related to share-based payment transactions with our employees and non-employee directors at fair value on the grant date. With respect to our employees, we recognize this expense on our Statements of Income over the vesting period during which the employees provide service in exchange for the award; with respect to non-employee directors, we recognize this expense on the grant date. For share-based arrangements with performance vesting conditions, we recognize compensation expense once it is probable that the corresponding performance condition will be achieved.

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $3.0 million for each of the twelve weeks ended September 11, 2015 and September 12, 2014, and $9.6 million and $9.2 million for the thirty-six weeks ended September 11, 2015 and September 12, 2014, respectively. Our deferred compensation liability related to unvested awards held by our employees totaled $17.2 million and $12.2 million at September 11, 2015 and January 2, 2015, respectively.

Restricted Stock Units (“RSUs”)

We granted 130,007 RSUs, exclusive of RSUs with performance vesting conditions, to our employees and non-employee directors during the thirty-six weeks ended September 11, 2015. RSUs granted in the thirty-six weeks ended September 11, 2015 had a weighted average grant-date fair value of $78.22. RSUs issued to our employees generally vest over four years in annual installments commencing one year after the date of grant. RSUs issued to our non-employee directors vest in full on the date of grant.

During the thirty-six weeks ended September 11, 2015 and September 12, 2014, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, is determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum number of RSUs that may be earned under the RSUs with performance-based vesting criteria granted during the thirty-six weeks ended September 11, 2015 and September 12, 2014 was approximately 74,000 and 62,000, respectively.

Stock Appreciation Rights (“SARs”)

We granted 62,018 SARs to members of management during the thirty-six weeks ended September 11, 2015. These SARs had a weighted average grant-date fair value of $29.75 and a weighted average exercise price of $77.42. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant.

We use the Black-Scholes model to estimate the fair value of the SARs granted. For SARs granted under the Stock Plan in the thirty-six weeks ended September 11, 2015, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.

The following table outlines the assumptions used to estimate the fair value of grants during the thirty-six weeks ended September 11, 2015:

Expected volatility	42.74%
Dividend yield	1.26%
Risk-free rate	1.74%
Expected term (in years)	6.25

Employee Stock Purchase Plan

During the second quarter of 2015, the Board of Directors adopted, and subsequently our shareholders approved, the Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan (the “ESPP”), which became effective during the third quarter of 2015. A total of 500,000 shares of common stock may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the purchase date, up to a maximum established by the plan administrator for the offering period.

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at September 11, 2015:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$704,349	$—	$704,349
Interest receivable	4,211	—	4,211
Restricted cash(1)	93,803	—	93,803

Total	$802,363	$—	$802,363

Consolidated Liabilities:
Interest payable	$1,547	$88	$1,635
Debt	776,648	—	776,648

Total	$778,195	$88	$778,283

(1)	Includes $51.4 million of the proceeds from the securitization transaction completed during the third quarter of 2015, which will be released as the remaining vacation ownership notes receivable are purchased by the 2015-1 Trust. Refer to Footnote No. 9, “Debt,” for discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2015-1 Trust.

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended September 11, 2015:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$20,005	$—	$20,005
Interest expense to investors	$4,003	$321	$4,324
Debt issuance cost amortization	$688	$277	$965
Administrative expenses	$64	$37	$101

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the thirty-six weeks ended September 11, 2015:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$59,992	$—	$59,992
Interest expense to investors	$12,659	$955	$13,614
Debt issuance cost amortization	$2,102	$842	$2,944
Administrative expenses	$216	$104	$320

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the thirty-six weeks ended September 11, 2015 and September 12, 2014:

	Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014
Cash inflows:
Net proceeds from vacation ownership notes receivable securitizations	$252,361	$22,638
Principal receipts	127,571	124,575
Interest receipts	62,324	61,549
Reserve release	2,478	1,608

Total	444,734	210,370

Cash outflows:
Principal to investors	(114,561)	(117,351)
Voluntary repurchases of defaulted vacation ownership notes receivable	(17,802)	(18,289)
Voluntary clean-up call	(54,020)	(26,722)
Interest to investors	(12,160)	(14,104)
Funding of restricted cash(1)	(52,756)	—

Total	(251,299)	(176,466)

Net Cash Flows	$193,435	$33,904

(1)	Includes $51.4 million of the proceeds from the securitization transaction completed during the third quarter of 2015, which will be released as the remaining vacation ownership notes receivable are purchased by the 2015-1 Trust. Refer to Footnote No. 9, “Debt,” for discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2015-1 Trust.

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the thirty-six weeks ended September 11, 2015 and September 12, 2014:

	Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014
Cash inflows:
Total	$—	$—

Cash outflows:
Interest to investors	(920)	(1,013)

Total	(920)	(1,013)

Net Cash Flows	$(920)	$(1,013)

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $10.0 million upon presentation of demand notes related to certain vacation ownerships notes receivable securitization transactions outstanding at September 11, 2015.

Other Variable Interest Entities

We have an equity investment in the Joint Venture, a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii. We concluded that the Joint Venture is a variable interest entity because the equity investment at risk is not sufficient to permit it to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of the Joint Venture, as power to direct the activities that most significantly impact its economic performance is shared among the variable interest holders and, therefore, we do not consolidate the Joint Venture. In 2009, we fully impaired our equity investment in the Joint Venture and in certain notes receivable due from the Joint Venture and subsequently reduced the carrying value of our investment in those receivables to zero. Following the Joint Venture’s failure to pay promissory notes due in 2010 and 2011, the lenders initiated foreclosure proceedings with respect to unsold interests in the project. A sale was completed following a foreclosure auction, and on June 13, 2013, we received $7.4 million of cash as a partial repayment of our previously fully reserved receivables due from the Joint Venture. The Joint Venture’s obligations with respect to the remaining receivables have been terminated. At September 11, 2015, we had an accrual of $4.1 million for potential future funding obligations, representing our remaining expected exposure to loss related to our involvement with the Joint Venture exclusive of any future costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 8, “Contingencies and Commitments.”

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

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	September 11, 2015	September 12, 2014
North America	$362,440	$363,901	$1,138,857	$1,093,153
Europe	31,995	37,291	80,203	96,511
Asia Pacific	12,701	11,846	65,783	35,223

Total segment revenues	407,136	413,038	1,284,843	1,224,887
Corporate and other	—	—	—	—

	$407,136	$413,038	$1,284,843	$1,224,887

Net Income (Loss)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	September 11, 2015	September 12, 2014
North America	$85,337	$86,008	$287,676	$267,339
Europe	6,159	6,701	9,179	13,262
Asia Pacific	(4,056)	1,030	5,332	4,015

Total segment financial results	87,440	93,739	302,187	284,616
Corporate and other	(51,277)	(50,229)	(151,237)	(151,388)
Provision for income taxes	(14,608)	(17,862)	(61,300)	(52,969)

	$21,555	$25,648	$89,650	$80,259

Assets

($ in thousands)	At September 11, 2015	At January 2, 2015
North America	$1,887,189	$1,879,648
Europe	79,451	88,867
Asia Pacific	136,109	85,469

Total segment assets	2,102,749	2,053,984
Corporate and other	424,278	476,595

	$2,527,027	$2,530,579

15. SUBSEQUENT EVENTS

Share Repurchase Program Approval by the Board

On October 12, 2015, our Board of Directors approved the repurchase of up to an additional 2,000,000 shares of our common stock under our existing share repurchase program and extended the termination date of the program to March 24, 2017. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of September 11, 2015, our portfolio consisted of 61 properties in the United States and eight other countries and territories. Our properties include an operating hotel in San Diego, California, which is operated by a third party, that we intend to convert in the near term into vacation ownership interests for future use in our North America points-based program, Marriott Vacation Club Destinations™ (“MVCD”) and a hotel operated by a third party in Surfers Paradise, Australia, a portion of which we intend to convert, in the near term, into vacation ownership interests for future use in our Asia Pacific segment. We intend to sell the remaining downsized hotel in Surfers Paradise to a third party. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

Sales of vacation ownership products may be made for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive a minimum down payment equal to ten percent of the purchase price plus the fair value of sales incentives provided to the purchaser. These sales incentives typically include Marriott Rewards Points or an alternative sales incentive that we refer to as “plus points.” These plus points are redeemable for stays at our resorts, generally within one to two years from the date of issuance. Sales incentives are only awarded if the sale is closed.

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

Finally, as more fully described in the “Financing” section below, we record an estimate of expected uncollectibility on all vacation ownership notes receivable (also known as a vacation ownership notes receivable reserve or a sales reserve) as a reduction of revenues from the sale of vacation ownership products at the time we recognize revenues from a sale.

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

Cost of vacation ownership products includes costs to develop and construct our projects (also known as real estate inventory costs) as well as other non-capitalizable costs associated with the overall project development process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or real estate inventory costs for the project in a period, a non-cash adjustment is recorded on our Statements of Income to true-up costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-ups, will have a positive or negative impact on our Statements of Income.

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

	Thirty-Six Weeks Ended
	September 11, 2015	September 12, 2014
Average FICO score	734	729

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

Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. Due to weakened economic conditions and our elimination of historical financing incentive programs, the percentage of customers choosing to finance their vacation ownership purchase with us (which we refer to as “financing propensity”) declined significantly through 2009 and has stabilized since then. In the first half of 2015, we implemented new programs to help drive financing propensity higher than the 40 to 45 percent that we have averaged in recent years. We expect that interest income will begin to increase in the near term as new originations from growth in the business as well as the impact of higher financing propensity levels begin to outpace the decline in principal of our existing vacation ownership notes receivable portfolio.

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

	Thirty-Six Weeks Ended
	September 11, 2015	September 12, 2014
Historical default rates	2.8%	2.9%

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

Consolidated Results

The following discussion presents an analysis of our results of operations for the twelve and thirty-six weeks ended September 11, 2015, compared to the twelve and thirty-six weeks ended September 12, 2014.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	September 11, 2015	September 12, 2014
Revenues
Sale of vacation ownership products	$136,802	$155,384	$476,078	$452,796
Resort management and other services	73,828	70,981	212,308	209,348
Financing	28,294	29,545	85,640	90,002
Rental	76,039	65,620	224,880	190,972
Cost reimbursements	92,173	91,508	285,937	281,769

Total revenues	407,136	413,038	1,284,843	1,224,887

Expenses
Cost of vacation ownership products	40,776	48,640	150,857	138,925
Marketing and sales	71,628	73,380	228,760	216,827
Resort management and other services	47,409	47,857	135,298	141,061
Financing	5,488	5,434	16,478	15,976
Rental	62,567	54,605	184,560	166,386
General and administrative	23,214	21,932	68,883	66,913
Litigation settlement	—	3,225	(236)	(4,350)
Organizational and separation related	439	332	732	2,272
Consumer financing interest	5,289	5,605	16,558	17,967
Royalty fee	14,000	14,339	40,431	41,420
Impairment	—	26	—	860
Cost reimbursements	92,173	91,508	285,937	281,769

Total expenses	362,983	366,883	1,128,258	1,086,026

(Losses) gains and other (expense) income	(20)	207	9,492	1,849
Interest expense	(2,839)	(2,890)	(8,822)	(7,638)
Equity in earnings	50	38	148	156
Other	(5,181)	—	(6,453)	—

Income before income taxes	36,163	43,510	150,950	133,228
Provision for income taxes	(14,608)	(17,862)	(61,300)	(52,969)

Net income	$21,555	$25,648	$89,650	$80,259

Contract Sales

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract Sales
Vacation ownership	$159,757	$167,245	$(7,488)	(4%)
Residential products	—	4,488	(4,488)	(100%)

Total contract sales	$159,757	$171,733	$(11,976)	(7%)

The $12.0 million decrease in total contract sales was driven by $5.4 million of lower vacation ownership contract sales in our key North America segment, $4.5 million of lower residential contract sales in our North America segment due to the sale of $4.5 million of excess residential inventory in the prior year comparable period, $1.2 million of lower contract sales in our Europe segment as we continue to sell through existing inventory in that segment and $0.9 million of lower vacation ownership contract sales in our Asia Pacific segment due to lower sales to the existing owner base and the negative impact of local currency devaluations in the current period.

The decrease in vacation ownership contract sales in our North America segment reflected a $4.0 million decrease in sales at off-site (non tour-based) sales locations and a $2.5 million decrease in sales at on-site sales locations, partially offset by a $1.1 million increase in fractional sales as we continue to sell through remaining luxury inventory.

The sales at off-site locations were negatively impacted in part by the strength of the U.S. dollar, primarily in Latin America.

The sales at on-site locations were negatively impacted in part by the strength of the U.S. dollar, primarily impacting Latin American customers purchasing in the U.S., as well as Japanese customers purchasing at our resort on Oahu. The decrease in sales at on-site sales locations reflected a 1.4 percent decrease in VPG to $3,428 in the twelve weeks ended September 11, 2015 from $3,477 in the prior year comparable period and a 1.3 percent decrease in the number of tours. The decrease in VPG resulted from a decrease in the number of points sold per contract due to the increase in sales to existing owners in the current period, partially offset by higher pricing and a 0.1 percentage point increase in closing efficiency. The decrease in the number of tours was driven in part by hurricane activity in the Caribbean and Hawaii, as well as the threatened hurricane activity in Florida, which resulted in tour cancellations.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract Sales
Vacation ownership	$495,645	$487,082	$8,563	2%
Residential products	28,420	10,814	17,606	NM

Total contract sales	$524,065	$497,896	$26,169	5%

NM = not meaningful

The $26.2 million increase in total contract sales was driven by $28.4 million of higher residential contract sales in our Asia Pacific segment, $15.5 million of higher vacation ownership contract sales in our key North America segment and $1.8 million of higher vacation ownership contract sales in our Asia Pacific segment, partially offset by $8.7 million of lower contract sales in our Europe segment and $10.8 million of lower residential contract sales in our North America segment due to the sale of $10.8 million of excess residential inventory in the prior year comparable period.

The increase in vacation ownership contract sales in our North America segment reflected a $12.0 million increase in sales at on-site sales locations and a $3.8 million increase in fractional sales as we continue to sell through remaining luxury inventory, partially offset by a $0.3 million decrease in sales at off-site (non tour-based) sales locations.

The increase in sales at on-site sales locations reflected a 1.3 percent increase in VPG to $3,489 in the thirty-six weeks ended September 11, 2015 from $3,444 in the prior year comparable period and a 1.7 percent increase in the number of tours, and was negatively impacted in the third quarter of 2015 by the strength of the U.S. dollar, primarily impacting Latin American customers purchasing in the U.S., as well as Japanese customers purchasing at our resort in Oahu. The increase in VPG was due to a 0.4 percentage point increase in closing efficiency and higher pricing, partially offset by a decrease in the number of points sold per contract due to the increase in sales to existing owners in the current period. The increase in the number of tours was driven by an increase in existing owner tours. In the first quarter of 2015, we announced enhancements to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points prior to the end of the twenty-four weeks ended June 19, 2015, which resulted in an increase in existing owner tours. This was partially offset by the decrease in the number of tours in the third quarter of 2015 as a result of the hurricane and threatened hurricane activity mentioned above.

Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015 for $28.4 million. In the third quarter of 2015, we reinvested the proceeds from this disposition into the purchase of an operating hotel located in Surfers Paradise, Australia. We intend to convert a portion of this hotel into a new timeshare destination that we expect will have a strong on-site sales location and to sell the remainder to a third party.

Sale of Vacation Ownership Products

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract sales	$159,757	$171,733	$(11,976)	(7%)
Revenue recognition adjustments:
Reportability	(11,051)	(4,503)	(6,548)
Sales reserve	(7,600)	(7,310)	(290)
Other(1)	(4,304)	(4,536)	232

Sale of vacation ownership products	$136,802	$155,384	$(18,582)	(12%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had an $11.1 million negative impact in the current period, compared to a $4.5 million negative impact in the prior year comparable period, due to fewer sales meeting the down payment requirements for revenue reportability in the current period, in part due to a seven percentage point increase in financing propensity in the third quarter of 2015 compared to the prior year comparable period. The higher sales reserve reflects an increase in the estimated default activity in our Europe and Asia Pacific segments, as well as an increase in our North America segment due to the increase in financing propensity, partially offset by the lower vacation ownership contract sales volume compared to the prior year comparable period.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract sales	$524,065	$497,896	$26,169	5%
Revenue recognition adjustments:
Reportability	(11,124)	(8,228)	(2,896)
Sales reserve	(23,146)	(23,008)	(138)
Other(1)	(13,717)	(13,864)	147

Sale of vacation ownership products	$476,078	$452,796	$23,282	5%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had an $11.1 million negative impact in the current period, compared to an $8.2 million negative impact in the prior year comparable period due to fewer sales meeting the down payment requirements for revenue reportability in the current period, in part due to a three percentage point increase in financing propensity in the current period, partially offset by fewer sales in the rescission period at the end of the thirty-six weeks ended September 11, 2015 compared to the prior year comparable period. The higher sales reserve is driven by the higher vacation ownership contract sales and the impact of the higher financing propensity in our North America segment, partially offset by a decrease in the estimated default activity in our North America segment compared to the prior year comparable period.

Development Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Sale of vacation ownership products	$136,802	$155,384	$(18,582)	(12%)
Cost of vacation ownership products	(40,776)	(48,640)	7,864	16%
Marketing and sales	(71,628)	(73,380)	1,752	2%

Development margin	$24,398	$33,364	$(8,966)	(27%)

Development margin percentage	17.8%	21.5%	(3.7 pts)

The decrease in development margin reflected the following:

•	$4.1 million from lower revenue reportability compared to the prior year comparable period;

•	$5.0 million from lower vacation ownership contract sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $2.3 million from higher marketing and sales costs due to investment in new programs to help generate future incremental tour volumes and higher marketing and sales related program costs in our North America segment, $1.8 million from the lower vacation ownership contract sales and $0.9 million from an unfavorable mix of higher cost real estate inventory being sold;

•	$0.9 million from lower residential contract sales (no residential sales in the twelve weeks ended September 11, 2015 compared to $0.9 million from the sale of residential inventory in our North America segment in the prior year comparable period); and

•	$0.6 million from the higher estimated default activity in our Europe and Asia Pacific segments compared to the prior year comparable period.

These decreases were partially offset by $1.3 million of lower development expenses due to more costs being capitalized in the twelve weeks ended September 11, 2015 compared to the prior year comparable period and due to the disposition of land and related assets in Kauai in the fourth quarter of 2014 and second quarter of 2015 and Abaco in the third quarter of 2014, as well as $0.4 million from higher favorable product cost true-ups ($0.4 million in the twelve weeks ended September 11, 2015 compared to none in the prior year comparable period).

The 3.7 percentage point decline in the development margin percentage reflected a 2.3 percentage point decrease due to the unfavorable revenue reportability year-over-year, a 1.6 percentage point decline due to the higher marketing and sales spending, and a 0.6 percentage point decrease due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold in the twelve weeks ended September 11, 2015. These declines were partially offset by a 0.6 percentage point increase from the lower development expenses and a 0.2 percentage point increase due to the lower favorable product cost true-up activity year-over-year.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Sale of vacation ownership products	$476,078	$452,796	$23,282	5%
Cost of vacation ownership products	(150,857)	(138,925)	(11,932)	(9%)
Marketing and sales	(228,760)	(216,827)	(11,933)	(5%)

Development margin	$96,461	$97,044	$(583)	(1%)

Development margin percentage	20.3%	21.4%	(1.1 pts)

The decrease in development margin reflected the following:

•	$5.3 million from higher vacation ownership contract sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $8.2 million from higher marketing and sales costs due to an inability to leverage fixed costs on lower sales volumes in our Europe segment, investment in new programs to help generate future incremental tour volumes and higher marketing and sales related program costs in our North America segment, partially offset by $2.6 million from the higher vacation ownership contract sales volume and $0.3 million from a favorable mix of lower cost real estate inventory being sold;

•	$1.9 million from lower revenue reportability compared to the prior year comparable period; and

•	$0.4 million from the higher estimated default activity compared to the prior year comparable period, including $1.2 million in our Europe and Asia Pacific segments, partially offset by $0.8 million from the lower estimated default activity in our North America segment.

These decreases were partially offset by the following:

•	$3.6 million from higher residential contract sales ($5.9 million from the sale of residential inventory in our Asia Pacific segment in the thirty-six weeks ended September 11, 2015 compared to $2.3 million from the sale of residential inventory in our North America segment in the prior year comparable period); and

•	$2.1 million of lower development expenses due to more costs being capitalized in the thirty-six weeks ended September 11, 2015 compared to the prior year comparable period and due to the disposition of land and related assets in Kauai in the fourth quarter of 2014 and second quarter of 2015 and Abaco in the third quarter of 2014; and

•	$1.3 million from higher favorable product cost true-ups ($3.2 million in the thirty-six weeks ended September 11, 2015 compared to $2.3 million in the prior year comparable period).

The 1.1 percentage point decline in the development margin percentage reflected a 1.8 percentage point decline due to higher marketing and sales spending and a 0.3 percentage point decrease due to the unfavorable revenue reportability year-over-year, partially offset by a 0.4 percentage point increase from the lower development expenses, a 0.3 percentage point increase due to the higher favorable product cost true-up activity year-over-year, a 0.2 percentage point increase from the higher North America vacation ownership contract sales (which have a development margin that is higher than the company-wide average) and the lower Europe vacation ownership contract sales (which have a development margin that is lower than the company-wide average), and a 0.1 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the thirty-six weeks ended September 11, 2015.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Management fee revenues	$17,980	$17,334	$646	4%
Other services revenues	55,848	53,647	2,201	4%

Resort management and other services revenues	73,828	70,981	2,847	4%
Resort management and other services expenses	(47,409)	(47,857)	448	1%

Resort management and other services margin	$26,419	$23,124	$3,295	14%

Resort management and other services margin percentage	35.8%	32.6%	3.2 pts

The increase in resort management and other services revenues reflected $1.0 million of higher ancillary revenues, $0.7 million of higher resales commission and other revenues, $0.6 million of higher management fees (net of $0.3 million negative foreign exchange impact in our Europe segment), $0.5 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $0.2 million of higher brand fees due to more closings compared to the prior year comparable period and $0.1 million of higher settlement fees due to an increase in the number of contracts closed. These increases were partially offset by $0.3 million of lower fees from external exchange service providers. The increase in ancillary revenues included a $1.9 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts, $1.3 million of ancillary revenues at the operating hotel in Australia acquired in the third quarter of 2015 and $0.6 million of ancillary revenues at the operating hotel in San Diego acquired in the first quarter of 2015. These increases in ancillary revenues were partially offset by a $1.8 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing of the operation of a restaurant during the prior year, as well as $1.0 million from the changes in foreign exchange rates in our Europe segment.

The improvement in the resort management and other services margin reflected the changes in revenue, as well as $0.4 million of lower expenses, including $3.1 million of ancillary expense savings from the dispositions, closure and outsourcing noted above and $1.0 million from the changes in foreign exchange rates in our Europe segment, partially offset by $2.0 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues from our existing resorts in the twelve weeks ended September 11, 2015, $1.2 million from the operation of the hotel in Australia and $0.5 million from the operation of the hotel in San Diego.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Management fee revenues	$53,516	$51,428	$2,088	4%
Other services revenues	158,792	157,920	872	1%

Resort management and other services revenues	212,308	209,348	2,960	1%
Resort management and other services expenses	(135,298)	(141,061)	5,763	4%

Resort management and other services margin	$77,010	$68,287	$8,723	13%

Resort management and other services margin percentage	36.3%	32.6%	3.7 pts

The increase in resort management and other services revenues reflected $2.1 million of higher management fees (net of $0.8 million negative foreign exchange impact in our Europe segment), $1.6 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $1.5 million of higher settlement and lien fees due to an increase in the number of contracts closed and higher assessed lien fees, and $1.0 million of higher resales commission and other revenues, partially offset by $3.0 million of lower ancillary revenues and $0.3 million of lower fees from external exchange service providers. The decrease in ancillary revenues included a $7.0 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing of the operation of a restaurant during the prior year, as well as $2.7 million from the changes in foreign exchange rates in our Europe segment. These declines in ancillary revenues were partially offset by a $4.2 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts, $1.3 million of ancillary revenues at the operating hotel in Australia acquired in the third quarter of 2015 and $1.2 million of ancillary revenues at the operating hotel in San Diego acquired in the first quarter of 2015.

The improvement in the resort management and other services margin reflected the changes in revenue, as well as $5.8 million of lower expenses, including $10.9 million of ancillary expense savings from the dispositions, closure and outsourcing noted above and $2.9 million from the changes in foreign exchange rates in our Europe segment, partially offset by $5.8 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues from our existing resorts in the thirty-six weeks ended September 11, 2015, $1.2 million from the operation of the hotel in Australia and $1.0 million from the operation of the hotel in San Diego.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Interest income	$26,926	$28,072	$(1,147)	(4%)
Other financing revenues	1,368	1,473	(104)	(7%)

Financing revenues	28,294	29,545	(1,251)	(4%)
Financing expenses	(5,488)	(5,434)	(54)	(1%)
Consumer financing interest expense	(5,289)	(5,605)	316	6%

Financing margin	$17,517	$18,506	$(989)	(5%)

Financing propensity	53%	46%

The decrease in financing revenues was due to a $48.8 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues, partially offset by lower consumer financing interest expense. The lower consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help drive financing propensity higher than the 40 to 45 percent that the company has averaged in recent years.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Interest income	$81,420	$85,518	$(4,098)	(5%)
Other financing revenues	4,220	4,484	(264)	(6%)

Financing revenues	85,640	90,002	(4,362)	(5%)
Financing expenses	(16,478)	(15,976)	(502)	(3%)
Consumer financing interest expense	(16,558)	(17,967)	1,409	8%

Financing margin	$52,604	$56,059	$(3,455)	(6%)

Financing propensity	46%	43%

The decrease in financing revenues was due to a $57.6 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues and an increase in expenses due to higher credit card fees and inflationary cost increases, partially offset by lower consumer financing interest expense. The lower consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances ($1.7 million), partially offset by an increase in the outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($0.3 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help drive financing propensity higher than the 40 to 45 percent that the company has averaged in recent years.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Rental revenues	$76,039	$65,620	$10,419	16%
Unsold maintenance fees — upscale	(13,157)	(11,624)	(1,533)	(13%)
Unsold maintenance fees — luxury	(1,732)	(2,848)	1,116	39%

Unsold maintenance fees	(14,889)	(14,472)	(417)	(3%)
Other rental expenses	(47,678)	(40,133)	(7,545)	(19%)

Rental margin	$13,472	$11,015	$2,457	22%

Rental margin percentage	17.7%	16.8%	0.9 pts

	Twelve Weeks Ended		Change	% Change
	September 11, 2015	September 12, 2014
Transient keys rented (1)	279,994	263,835	16,159	6%
Average transient key rate	$222.15	$222.21	$(0.06)	0%
Resort occupancy	91.4%	91.2%	0.2 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 6 percent increase in transient keys rented ($3.6 million) primarily sourced from a 5 percent increase in available keys, $1.7 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $0.8 million increase in preview keys and other revenue. In addition, we generated $3.2 million of revenue from the operation of the hotel in San Diego acquired during the first quarter of 2015 and $1.1 million of revenue from the operation of the hotel in Australia acquired in the third quarter of 2015.

The increase in rental margin reflected $1.6 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as the $1.7 million increase in plus points revenue, partially offset by a $0.6 million loss from the operation of the hotel in Australia acquired during the third quarter of 2015 and a $0.2 million loss from the operation of the hotel in San Diego acquired during the first quarter of 2015.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Rental revenues	$224,880	$190,972	$33,908	18%
Unsold maintenance fees — upscale	(38,625)	(34,213)	(4,412)	(13%)
Unsold maintenance fees — luxury	(6,148)	(7,587)	1,439	19%

Unsold maintenance fees	(44,773)	(41,800)	(2,973)	(7%)
Other rental expenses	(139,787)	(124,586)	(15,201)	(12%)

Rental margin	$40,320	$24,586	$15,734	64%

Rental margin percentage	17.9%	12.9%	5.0 pts

	Thirty-Six Weeks Ended		Change	% Change
	September 11, 2015	September 12, 2014
Transient keys rented (1)	852,291	793,493	58,798	7%
Average transient key rate	$222.47	$214.99	$7.48	3%
Resort occupancy	89.2%	89.6%	(0.4 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 7 percent increase in transient keys rented ($12.6 million) primarily sourced from an 8 percent increase in available keys, a company-wide 3 percent increase in average transient rate ($6.4 million) driven by stronger consumer demand, $4.4 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $3.0 million increase in preview keys and other revenue. In addition, we generated $6.4 million of revenue from the operation of the hotel in San Diego acquired during the first quarter of 2015 and $1.1 million of revenue from the operation of the hotel in Australia acquired in the third quarter of 2015.

The increase in rental margin reflected $13.2 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as the $4.4 million increase in plus points revenue, partially offset by a $1.3 million loss from the operation of the hotel in San Diego acquired during the first quarter of 2015 and a $0.6 million loss from the operation of the hotel in Australia acquired during the third quarter of 2015.

Cost Reimbursements

Twelve Weeks Ended September 11, 2015

Cost reimbursements increased $0.7 million, or 1 percent, over the prior year comparable period, reflecting an increase of $2.9 million due to higher costs and $1.1 million due to additional managed unit weeks in the twelve weeks ended September 11, 2015, partially offset by $1.8 million of lower costs associated with management contracts that were terminated prior to 2015 and a $1.5 million negative impact from foreign exchange rates in our Europe segment.

Thirty-Six Weeks Ended September 11, 2015

Cost reimbursements increased $4.2 million, or 1.5 percent, over the prior year comparable period, reflecting an increase of $11.2 million due to higher costs and $3.6 million due to additional managed unit weeks in the thirty-six weeks ended September 11, 2015, partially offset by $5.9 million of lower costs associated with management contracts that were terminated prior to 2015 and a $4.7 million negative impact from foreign exchange rates in our Europe segment.

General and Administrative

Twelve Weeks Ended September 11, 2015

General and administrative expenses increased $1.3 million (from $21.9 million to $23.2 million) and were driven by $1.7 million of costs related to a refurbishment project in the twelve weeks ended September 11, 2015, partially offset by lower costs ($0.4 million) related to cost savings and lower depreciation net of higher personnel related costs.

Thirty-Six Weeks Ended September 11, 2015

General and administrative expenses increased $2.0 million (from $66.9 million to $68.9 million) and were driven by $1.7 million of costs related to a refurbishment project in the thirty-six weeks ended September 11, 2015 and $0.3 million of higher personnel related and other costs net of lower depreciation and cost savings.

Litigation Settlement

Twelve Weeks and Thirty-Six Weeks Ended September 11, 2015

During the first quarter of 2015, we reversed $0.3 million of an accrual from the sale of The Abaco Club in the Bahamas in the fourth quarter of 2014 because actual costs were lower than expected.

During the third quarter of 2014, an agreement in principle was reached to settle an action related to The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), a project within our North America segment. As a result of the agreement in principle, we recorded a charge of $3.2 million, which is included in the Litigation settlement line on our Statements of Income for the twelve and thirty-six weeks ended September 12, 2014. See Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for further information related to this action.

During the second quarter of 2014, we agreed to settle a dispute with a service provider relating to services provided to us prior to 2011. The dispute related to certain lawsuits and claims asserted by several residential unit and fractional interest owners at the RCC San Francisco, who questioned the adequacy of disclosures made regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 and their payment obligations with respect to such bonds. In connection with the settlement, we received a one-time payment of $7.6 million after the end of the second quarter of 2014 from the service provider, which no longer provides services to us. We recorded a gain of $7.6 million as a result of the settlement, which is included in the Litigation settlement line on our Statement of Operations for the thirty-six weeks ended September 12, 2014.

Organizational and Separation Related Efforts

Twelve Weeks and Thirty-Six Weeks Ended September 11, 2015

Organizational and separation related expenses, as reflected on our Statements of Income, increased slightly in the third quarter of 2015, with $0.4 million of expenses in the twelve weeks ended September 11, 2015 compared to $0.3 million in the prior year comparable period. Organizational and separation related expenses were $0.7 million in the thirty-six weeks ended September 11, 2015 compared to $2.3 million in the prior year comparable period due to the completion of many of the initiatives relating to our separation from Marriott International.

Royalty Fee

Twelve Weeks Ended September 11, 2015

Royalty fee expense decreased $0.3 million in the twelve weeks ended September 11, 2015 (from $14.3 million to $14.0 million) due to a higher portion of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent).

Thirty-Six Weeks Ended September 11, 2015

Royalty fee expense decreased $1.0 million in the thirty-six weeks ended September 11, 2015 (from $41.4 million to $40.4 million), and included $1.1 million of lower costs due to a higher portion of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent), partially offset by $0.1 million of higher costs due to higher closings in the thirty-six weeks ended September 11, 2015. Royalty fee expense decreased despite higher sales of our real estate inventory, as the $28.4 million of residential contract sales in our Asia Pacific segment were unbranded and did not require us to pay a royalty fee.

Impairment

Twelve Weeks and Thirty-Six Weeks Ended September 11, 2015

There were no impairment charges during the first, second or third quarters of 2015. During the second quarter of 2014, we recorded an impairment charge of $0.9 million with respect to a building as a result of a termination of a land lease at one of our projects in our North America segment.

(Losses) Gains and Other (Expense) Income

Twelve Weeks and Thirty-Six Weeks Ended September 11, 2015

(Losses) gains and other (expense) income decreased $0.2 million in the twelve weeks ended September 11, 2015 (from $0.2 million to $0) and increased $7.7 million in the thirty-six weeks ended September 11, 2015 (from $1.8 million to $9.5 million). The $7.7 million increase in the thirty-six weeks ended September 11, 2015 was due to an $8.7 million gain on the disposition of undeveloped land in Kauai, Hawaii in the thirty-six weeks ended September 11, 2015, partially offset by a $0.9 million lower gain from the disposition of a golf course and adjacent undeveloped land in Orlando, Florida and a $0.3 million gain from the disposition of undeveloped land on Singer Island, Florida in the prior year comparable period. We disposed of a golf course and undeveloped land in Orlando, Florida in the first quarter of 2014 and, as a condition of the sale, we continued to operate the golf course through the end of the first quarter of 2015 at our own risk. We utilized the performance of services method to record a gain of $3.1 million over the period during which we operated the golf course, of which $0.9 million was recorded in the thirty-six weeks ended September 11, 2015 and $1.8 million in the prior year comparable period.

Interest Expense

Twelve Weeks Ended September 11, 2015

Interest expense decreased $0.1 million (from $2.9 million to $2.8 million) due to a $0.2 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International and a $0.4 million decline in other interest expense, partially offset by $0.5 million of lower capitalized interest costs because fewer projects were under construction than in the prior year comparable period.

Thirty-Six Weeks Ended September 11, 2015

Interest expense increased $1.2 million (from $7.6 million to $8.8 million) due to $2.5 million of lower capitalized interest costs because fewer projects were under construction than in the prior year comparable period, partially offset by a $0.6 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International and a $0.7 million decline in other interest expense.

Other

Twelve Weeks and Thirty-Six Weeks Ended September 11, 2015

During the third quarter of 2015 we incurred $4.2 million of transaction related costs mainly associated with the completion of our purchase of an operating hotel located in Surfers Paradise, Australia. In the thirty-six weeks ended September 11, 2015 we incurred $5.4 million of costs mainly associated with the completion of our purchase of an operating hotel located in Surfers Paradise, Australia, which was required to be accounted for as a business combination for which transaction costs are expensed. See Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for further information related to this transaction.

Income Tax

Twelve Weeks Ended September 11, 2015

Our provision for income taxes decreased $3.3 million (from $17.9 million to $14.6 million) from the prior year comparable period. The decrease was due to lower income in the United States.

Thirty-Six Weeks Ended September 11, 2015

Our provision for income taxes increased $8.3 million (from $53.0 million to $61.3 million) from the prior year comparable period. The increase was due to higher income in the United States and an increase in tax from foreign jurisdictions.

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

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	September 11, 2015	September 12, 2014
Net income	$21,555	$25,648	$89,650	$80,259
Interest expense	2,839	2,890	8,822	7,638
Tax provision	14,608	17,862	61,300	52,969
Depreciation and amortization	5,292	4,261	13,850	13,183

EBITDA	$44,294	$50,661	$173,622	$154,049

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 14, “Business Segments,” to our Financial Statements for further information on our segments.

As of September 11, 2015, our portfolio consisted of the following 61 properties by segment:

	U.S. (1)	Non-U.S.	Total
North America(2)	47	5	52
Europe	—	5	5
Asia Pacific(3)	—	4	4

Total	47	14	61

(1)	Includes properties located in the 48 contiguous states, Hawaii and Alaska.

(2)	Includes an operating hotel in San Diego, California acquired during the first quarter of 2015, which is operated by a third party, that we intend to convert in the near term into vacation ownership interests for future use in our MVCD program.

(3)	Includes an operating hotel in Surfers Paradise, Australia acquired during the third quarter of 2015, which is operated by a third party. We intend to convert a portion of this hotel in the near term into vacation ownership interests for future use in our Asia Pacific segment, and to sell the remaining downsized hotel to a third party.

North America

The following discussion presents an analysis of our results of operations for the twelve and thirty-six weeks ended September 11, 2015, compared to the twelve and thirty-six weeks ended September 12, 2014.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	September 11, 2015	September 12, 2014
Revenues
Sale of vacation ownership products	$122,908	$138,179	$406,784	$404,111
Resort management and other services	64,437	61,956	189,206	184,596
Financing	26,399	27,519	79,809	83,887
Rental	65,135	55,216	202,606	168,943
Cost reimbursements	83,561	81,031	260,452	251,616

Total revenues	362,440	363,901	1,138,857	1,093,153

Expenses
Cost of vacation ownership products	35,736	41,394	117,071	120,332
Marketing and sales	62,652	63,092	199,506	187,501
Resort management and other services	39,175	40,021	115,244	119,637
Rental	53,742	46,962	163,481	145,984
Litigation settlement	—	2,975	(370)	(4,600)
Organizational and separation related	59	120	313	525
Royalty fee	2,228	2,529	5,174	6,026
Impairment	—	26	—	860
Cost reimbursements	83,561	81,031	260,452	251,616

Total expenses	277,153	278,150	860,871	827,881

(Losses) gains and other (expense) income	(4)	207	9,534	1,897
Equity in earnings	54	50	156	170

Segment financial results	$85,337	$86,008	$287,676	$267,339

Contract Sales

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract Sales
Vacation ownership	$142,787	$148,154	$(5,367)	(4%)
Residential products	—	4,488	(4,488)	(100%)

Total contract sales	$142,787	$152,642	$(9,855)	(6%)

The decrease in vacation ownership contract sales in our North America segment reflected a $4.0 million decrease in sales at off-site (non tour-based) sales locations and a $2.5 million decrease in sales at on-site sales locations, partially offset by a $1.1 million increase in fractional sales as we continue to sell through remaining luxury inventory.

The sales at off-site locations were negatively impacted in part by the strength of the U.S. dollar, primarily in Latin America.

The sales at on-site locations were negatively impacted in part by the strength of the U.S. dollar, primarily impacting Latin American customers purchasing in the U.S., as well as Japanese customers purchasing at our resort on Oahu. The decrease in sales at on-site sales locations reflected a 1.4 percent decrease in VPG to $3,428 in the twelve weeks ended September 11, 2015 from $3,477 in the prior year comparable period and a 1.3 percent decrease in the number of tours. The decrease in VPG resulted from a decrease in the number of points sold per contract due to the increase in sales to existing owners in the current period, partially offset by higher pricing and a 0.1 percentage point increase in closing efficiency. The decrease in the number of tours was driven in part by hurricane activity in the Caribbean and Hawaii, as well as the threatened hurricane activity in Florida, which resulted in tour cancellations.

The decline in residential contract sales was due to the sale of $4.5 million of excess residential inventory in the prior year comparable period.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract Sales
Vacation ownership	$449,385	$433,928	$15,457	4%
Residential products	—	10,814	(10,814)	(100%)

Total contract sales	$449,385	$444,742	$4,643	1%

The increase in vacation ownership contract sales in our North America segment reflected a $12.0 million increase in sales at on-site sales locations and a $3.8 million increase in fractional sales as we continue to sell through remaining luxury inventory, partially offset by a $0.3 million decrease in sales at off-site (non tour-based) sales locations.

The increase in sales at on-site sales locations reflected a 1.3 percent increase in VPG to $3,489 in the thirty-six weeks ended September 11, 2015 from $3,444 in the prior year comparable period and a 1.7 percent increase in the number of tours, and was negatively impacted in the third quarter of 2015 by the strength of the U.S. dollar, primarily impacting Latin American customers purchasing in the U.S., as well as Japanese customers purchasing at our resort in Oahu. The increase in VPG was due to a 0.4 percentage point increase in closing efficiency and higher pricing, partially offset by a decrease in the number of points sold per contract due to the increase in sales to existing owners in the current period. The increase in the number of tours was driven by an increase in existing owner tours. In the first quarter of 2015, we announced enhancements to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points prior to the end of the twenty-four weeks ended June 19, 2015, which resulted in an increase in existing owner tours. This was partially offset by the decrease in the number of tours in the third quarter of 2015 as a result of the hurricane and threatened hurricane activity mentioned above.

The decline in residential contract sales was due to the sale of $10.8 million of excess residential inventory in the prior year comparable period.

Sale of Vacation Ownership Products

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract sales	$142,787	$152,642	$(9,855)	(6%)
Revenue recognition adjustments:
Reportability	(9,849)	(4,104)	(5,745)
Sales reserve	(5,901)	(5,867)	(34)
Other(1)	(4,129)	(4,492)	363

Sale of vacation ownership products	$122,908	$138,179	$(15,271)	(11%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $9.8 million negative impact in the current period, compared to a $4.1 million negative impact in the prior year comparable period, due to fewer sales meeting the down payment requirements for revenue reportability in the current period, in part due to a nine percentage point increase in financing propensity in the third quarter of 2015 compared to the prior year comparable period. The slight increase in sales reserve reflects the higher reserve rate associated with the higher financing propensity, partially offset by the decrease in vacation ownership contract sales.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract sales	$449,385	$444,742	$4,643	1%
Revenue recognition adjustments:
Reportability	(11,351)	(8,296)	(3,055)
Sales reserve	(17,886)	(18,618)	732
Other(1)	(13,364)	(13,717)	353

Sale of vacation ownership products	$406,784	$404,111	$2,673	1%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had an $11.4 million negative impact in the current period, compared to an $8.3 million negative impact in the prior year comparable period due to fewer sales meeting the down payment requirements for revenue reportability in the current period in part due to a five percentage point increase in financing propensity in the current period, partially offset by fewer sales in the rescission period at the end of the thirty-six weeks ended September 11, 2015 compared to the prior year comparable period. The lower sales reserve is due to a decrease in the estimated default activity compared to the prior year comparable period, partially offset by the increase in vacation ownership contract sales and higher financing propensity as compared to the prior year comparable period.

Development Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Sale of vacation ownership products	$122,908	$138,179	$(15,271)	(11%)
Cost of vacation ownership products	(35,736)	(41,394)	5,658	14%
Marketing and sales	(62,652)	(63,092)	440	1%

Development margin	$24,520	$33,693	$(9,173)	(27%)

Development margin percentage	20.0%	24.4%	(4.4 pts)

The decrease in development margin reflected the following:

•	$4.9 million from lower vacation ownership contract sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $2.3 million from higher marketing and sales costs due to investment in new programs to help generate future incremental tour volumes and higher marketing and sales related program costs, $1.4 million from the lower vacation ownership contract sales and $1.2 million from an unfavorable mix of higher cost real estate inventory being sold;

•	$3.6 million from lower revenue reportability compared to the prior year comparable period; and

•	$0.9 million from lower residential contract sales (no residential sales in the twelve weeks ended September 11, 2015 compared to $0.9 million from the sale of residential inventory in the prior year comparable period).

These decreases were partially offset by $0.2 million from higher favorable product cost true-ups ($0.2 million in the twelve weeks ended September 11, 2015 compared to none in the prior year comparable period).

The 4.4 percentage point decline in the development margin percentage reflected a 2.0 percentage point decrease due to the unfavorable revenue reportability year-over-year, 1.7 percentage point decline due to the higher marketing and sales spending, and a 0.9 percentage point decrease due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold in the twelve weeks ended September 11, 2015. These declines were partially offset by a 0.2 percentage point increase due to the lower favorable product cost true-up activity year-over-year.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Sale of vacation ownership products	$406,784	$404,111	$2,673	1%
Cost of vacation ownership products	(117,071)	(120,332)	3,261	3%
Marketing and sales	(199,506)	(187,501)	(12,005)	(6%)

Development margin	$90,207	$96,278	$(6,071)	(6%)

Development margin percentage	22.2%	23.8%	(1.6 pts)

The decrease in development margin reflected the following:

•	$2.0 million from higher vacation ownership contract sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $5.3 million from higher marketing and sales costs due to investment in new programs to help generate future incremental tour volumes and higher marketing and sales related program costs, and $0.4 million from an unfavorable mix of higher cost vacation ownership real estate inventory being sold, partially offset by $3.7 million from the higher vacation ownership contract sales;

•	$2.0 million from lower revenue reportability compared to the prior year comparable period;

•	$2.3 million from lower residential contract sales (no residential sales in the thirty-six weeks ended September 11, 2015 compared to $2.3 million from the sale of residential inventory in the prior year comparable period); and

•	$0.6 million from lower favorable product cost true-ups ($1.7 million in the thirty-six weeks ended September 11, 2015 compared to $2.3 million in the prior year comparable period).

These decreases were partially offset by $0.8 million from the lower estimated default activity compared to the prior year comparable period.

The 1.6 percentage point decline in the development margin percentage reflected a 1.2 percentage point decline due to higher marketing and sales spending, a 0.3 percentage point decrease due to the unfavorable revenue reportability year-over-year, a 0.1 percentage point decrease due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold in the thirty-six weeks ended September 11, 2015, and a 0.1 percentage point decrease due to the lower favorable product cost true-up activity year-over-year. These declines were partially offset by a 0.1 percentage point increase due to the lower estimated default activity.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Management fee revenues	$15,926	$14,989	$937	6%
Other services revenues	48,511	46,967	1,544	3%

Resort management and other services revenues	64,437	61,956	2,481	4%
Resort management and other services expenses	(39,175)	(40,021)	846	2%

Resort management and other services margin	$25,262	$21,935	$3,327	15%

Resort management and other services margin percentage	39.2%	35.4%	3.8 pts

The increase in resort management and other services revenues reflected $0.9 million of higher management fees, $0.7 million of higher resales commission and other revenues, $0.5 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $0.4 million of higher ancillary revenues, $0.2 million of higher brand fees due to more closings compared to the prior year comparable period and $0.1 million of higher settlement fees due to an increase in the number of contracts closed. These increases were partially offset by $0.3 million of lower fees from external exchange service providers. The increase in ancillary revenues included a $1.6 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts and $0.6 million of ancillary revenues at the operating hotel in San Diego acquired in the first quarter of 2015, partially offset by a $1.8 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing of the operation of a restaurant during the prior year.

The improvement in the resort management and other services margin reflected the changes in revenue, as well as $0.8 million of lower expenses, including $3.1 million of ancillary expense savings from the dispositions, closure and outsourcing noted above, partially offset by $1.8 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues from our existing resorts in the twelve weeks ended September 11, 2015 and $0.5 million from the operation of the hotel in San Diego.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Management fee revenues	$47,403	$44,637	$2,766	6%
Other services revenues	141,803	139,959	1,844	1%

Resort management and other services revenues	189,206	184,596	4,610	2%
Resort management and other services expenses	(115,244)	(119,637)	4,393	4%

Resort management and other services margin	$73,962	$64,959	$9,003	14%

Resort management and other services margin percentage	39.1%	35.2%	3.9 pts

The increase in resort management and other services revenues reflected $2.8 million of higher management fees, $2.0 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $1.5 million of higher settlement and lien fees due to an increase in the number of contracts closed and higher assessed lien fees, and $1.0 million of higher resales commission and other revenues, partially offset by $2.4 million of lower ancillary revenues and $0.3 million of lower fees from external exchange service providers. The decrease in ancillary revenues included a $7.0 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing the operation of a restaurant during the prior year, partially offset by a $3.4 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts and $1.2 million of ancillary revenues at the operating hotel in San Diego acquired in the first quarter of 2015.

The improvement in the resort management and other services margin reflected the changes in revenue, as well as $4.4 million of lower expenses, including $10.9 million of ancillary expense savings from the dispositions, closure and outsourcing noted above, partially offset by $5.5 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues from our existing resorts in the thirty-six weeks ended September 11, 2015 and $1.0 million from the operation of the hotel in San Diego.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	Change	% Change
Interest income	$25,066	$26,107	$(1,041)	(4%)
Other financing revenues	1,333	1,412	(79)	(6%)

Financing revenues	$26,399	$27,519	$(1,120)	(4%)

Financing propensity	53%	44%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help drive financing propensity higher than the 40 to 45 percent that the company has averaged in recent years.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Interest income	$75,702	$79,557	$(3,855)	(5%)
Other financing revenues	4,107	4,330	(223)	(5%)

Financing revenues	$79,809	$83,887	$(4,078)	(5%)

Financing propensity	45%	40%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help drive financing propensity higher than the 40 to 45 percent that the company has averaged in recent years.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Rental revenues	$65,135	$55,216	$9,919	18%
Unsold maintenance fees — upscale	(12,178)	(10,360)	(1,818)	(18%)
Unsold maintenance fees — luxury	(1,732)	(2,848)	1,116	39%

Unsold maintenance fees	(13,910)	(13,208)	(702)	(5%)
Other rental expenses	(39,832)	(33,754)	(6,078)	(18%)

Rental margin	$11,393	$8,254	$3,139	38%

Rental margin percentage	17.5%	14.9%	2.6 pts

	Twelve Weeks Ended		Change	% Change
	September 11, 2015	September 12, 2014
Transient keys rented (1)	253,873	238,463	15,410	6%
Average transient key rate	$209.70	$205.82	$3.88	2%
Resort occupancy	91.8%	91.7%	0.1 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a 6 percent increase in transient keys rented ($3.2 million) primarily sourced from a 5 percent increase in available keys, $1.7 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points), a 2 percent increase in average transient rate ($1.0 million) driven by stronger consumer demand, and a $0.8 million increase in preview keys and other revenue. In addition, we generated $3.2 million of revenue from the operation of the hotel in San Diego acquired during the first quarter of 2015.

The increase in rental margin reflected $1.6 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as the $1.7 million increase in plus points revenue, partially offset by a $0.2 million loss from the operation of the hotel in San Diego acquired during the first quarter of 2015.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Rental revenues	$202,606	$168,943	$33,663	20%
Unsold maintenance fees — upscale	(35,521)	(29,958)	(5,563)	(19%)
Unsold maintenance fees — luxury	(6,148)	(7,587)	1,439	19%

Unsold maintenance fees	(41,669)	(37,545)	(4,124)	(11%)
Other rental expenses	(121,812)	(108,439)	(13,373)	(12%)

Rental margin	$39,125	$22,959	$16,166	70%

Rental margin percentage	19.3%	13.6%	5.7 pts

	Thirty-Six Weeks Ended		Change	% Change
	September 11, 2015	September 12, 2014
Transient keys rented (1)	785,833	728,208	57,625	8%
Average transient key rate	$217.06	$207.00	$10.06	5%
Resort occupancy	90.4%	90.5%	(0.1 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to an 8 percent increase in transient keys rented ($11.9 million) primarily sourced from an 8 percent increase in available keys, a 5 percent increase in average transient rate ($7.9 million) driven by stronger consumer demand, $4.4 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $3.1 million increase in preview keys and other revenue. In addition, we generated $6.4 million of revenue from the operation of the hotel in San Diego acquired during the first quarter of 2015.

The increase in rental margin reflected $13.1 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as the $4.4 million increase in plus points revenue, partially offset by a $1.3 million loss from the operation of the hotel in San Diego acquired during the first quarter of 2015.

Europe

The following discussion presents an analysis of our results of operations for the twelve and thirty-six weeks ended September 11, 2015, compared to the twelve and thirty-six weeks ended September 12, 2014.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	September 11, 2015	September 12, 2014
Revenues
Sale of vacation ownership products	$7,591	$9,564	$19,138	$26,822
Resort management and other services	7,179	8,134	19,063	22,029
Financing	887	988	2,774	2,973
Rental	8,335	8,831	15,850	16,900
Cost reimbursements	8,003	9,774	23,378	27,787

Total revenues	31,995	37,291	80,203	96,511

Expenses
Cost of vacation ownership products	2,070	2,888	4,155	6,723
Marketing and sales	4,954	5,762	15,243	16,779
Resort management and other services	5,970	7,141	16,285	19,387
Rental	4,696	4,881	11,660	12,108
Royalty fee	126	144	290	426
Cost reimbursements	8,003	9,774	23,378	27,787

Total expenses	25,819	30,590	71,011	83,210

Losses and other expense	(17)	—	(13)	(39)

Segment financial results	$6,159	$6,701	$9,179	$13,262

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract Sales
Vacation ownership	$10,093	$11,307	$(1,214)	(11%)

Total contract sales	$10,093	$11,307	$(1,214)	(11%)

The decrease in contract sales was driven by $1.4 million of lower sales from our Middle East sales location, as well as $1.2 million from the changes in foreign exchange rates, partially offset by $1.4 million of stronger fractional sales at our project in London, United Kingdom.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract Sales
Vacation ownership	$22,732	$31,410	$(8,678)	(28%)

Total contract sales	$22,732	$31,410	$(8,678)	(28%)

The decrease in contract sales was driven by $6.4 million of lower sales from our Middle East sales location due to large multi-week purchases in the prior year comparable period that did not recur in the current period, as well as higher cancellations and fewer tours in the current period, $3.2 million from the changes in foreign exchange rates, and $0.5 million of lower sales across the other sites in this segment, partially offset by $1.4 million of stronger fractional sales at our project in London, United Kingdom.

Sale of Vacation Ownership Products

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract sales	$10,093	$11,307	$(1,214)	(11%)
Revenue recognition adjustments:
Reportability	(1,345)	(711)	(634)
Sales reserve	(983)	(968)	(15)
Other(1)	(174)	(64)	(110)

Sale of vacation ownership products	$7,591	$9,564	$(1,973)	(21%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a negative impact in the current period compared to the prior year comparable period because fewer sales met the down payment requirement for revenue recognition purposes prior to the end of the current period compared to the prior year comparable period. The slight increase in the sales reserve is due to an increase in the estimated default activity compared to the prior year comparable period, partially offset by the lower contract sales.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract sales	$22,732	$31,410	$(8,678)	(28%)
Revenue recognition adjustments:
Reportability	(158)	(1,224)	1,066
Sales reserve	(3,098)	(3,171)	73
Other(1)	(338)	(193)	(145)

Sale of vacation ownership products	$19,138	$26,822	$(7,684)	(29%)

(1)	Adjustent for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a smaller negative impact in the current period compared to the prior year comparable period because more sales met the down payment requirement for revenue recognition purposes prior to the end of the current period compared to the prior year comparable period. The decrease in the sales reserve is due to the lower contract sales, partially offset by an increase in the estimated default activity compared to the prior year comparable period.

Development Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Sale of vacation ownership products	$7,591	$9,564	$(1,973)	(21%)
Cost of vacation ownership products	(2,070)	(2,888)	818	28%
Marketing and sales	(4,954)	(5,762)	808	14%

Development margin	$567	$914	$(347)	(38%)

Development margin percentage	7.5%	9.6%	(2.1 pts)

The decrease in development margin reflected $0.4 million from the lower revenue reportability year-over-year and $0.2 million from the increase in the estimated default activity, partially offset by $0.3 million from the lower vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to a favorable mix of lower cost vacation ownership real estate inventory being sold.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Sale of vacation ownership products	$19,138	$26,822	$(7,684)	(29%)
Cost of vacation ownership products	(4,155)	(6,723)	2,568	38%
Marketing and sales	(15,243)	(16,779)	1,536	9%

Development margin	$(260)	$3,320	$(3,580)	(108%)

Development margin percentage	(1.4%)	12.4%	(13.8 pts)

The decrease in development margin reflected $3.8 million from the lower vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due in part to less efficient marketing and sales spending at our existing sales locations due to an inability to leverage fixed costs on the lower sales volumes, as well as $0.5 million from the increase in the estimated default activity. These decreases were partially offset by $0.7 million from the higher revenue reportability year-over-year.

Asia Pacific

The following discussion presents an analysis of our results of operations for the twelve and thirty-six weeks ended September 11, 2015, compared to the twelve and thirty-six weeks ended September 12, 2014.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	September 11, 2015	September 12, 2014
Revenues
Sale of vacation ownership products	$6,303	$7,641	$50,156	$21,863
Resort management and other services	2,212	891	4,039	2,723
Financing	1,008	1,038	3,057	3,142
Rental	2,569	1,573	6,424	5,129
Cost reimbursements	609	703	2,107	2,366

Total revenues	12,701	11,846	65,783	35,223

Expenses
Cost of vacation ownership products	1,432	1,959	25,231	5,459
Marketing and sales	4,022	4,526	14,011	12,547
Resort management and other services	2,264	695	3,769	2,037
Rental	4,129	2,762	9,419	8,294
Royalty fee	139	159	446	483
Cost reimbursements	609	703	2,107	2,366

Total expenses	12,595	10,804	54,983	31,186

Gains (losses) and other income (expense)	1	—	(29)	(8)
Equity in losses	(4)	(12)	(8)	(14)
Other	(4,159)	—	(5,431)	—

Segment financial results	$(4,056)	$1,030	$5,332	$4,015

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement. Our on-site sales locations are more efficient sales channels than our off-site sales locations and we plan to focus on future inventory acquisitions with strong on-site sales locations. Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015. In the third quarter of 2015, we reinvested the proceeds from this disposition into the purchase of an operating hotel located in Surfers Paradise, Australia. We intend to convert a portion of this hotel into a new timeshare destination that we expect will have a strong on-site sales location and to sell the remainder to a third party.

Contract Sales

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	Change	% Change
Contract Sales
Vacation ownership	$6,877	$7,784	$(907)	(12%)

Total contract sales	$6,877	$7,784	$(907)	(12%)

The decrease in vacation ownership contract sales was due to lower sales to the existing owner base and the negative impact of local currency devaluations in the current period.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	Change	% Change
Contract Sales
Vacation ownership	$23,528	$21,744	$1,784	8%
Residential products	28,420	—	28,420	NM

Total contract sales	$51,948	$21,744	$30,204	139%

The increase in vacation ownership contract sales reflected an increase in the cancellations rate due to changes in the Singapore timeshare regulations and political turmoil in Thailand in the current prior year comparable period. In addition, the current period reflects lower sales to the existing owner base and the negative impact of local currency devaluations in the current period.

The $28.4 million of residential contract sales was from the disposition of the Macau inventory discussed above.

Sale of Vacation Ownership Products

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	Change	% Change
Contract sales	$6,877	$7,784	$(907)	(12%)
Revenue recognition adjustments:
Reportability	143	312	(169)
Sales reserve	(716)	(475)	(241)
Other(1)	(1)	20	(21)

Sale of vacation ownership products	$6,303	$7,641	$(1,338)	(17%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The lower favorable reportability in the current period is due to the recognition of sales in the prior year comparable period that were previously in the rescission period as a result of the change in timeshare legislation in Singapore. The increase in the sales reserve is due to an increase in the estimated default activity compared to the prior year comparable period, partially offset by the lower contract sales.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Contract sales	$51,948	$21,744	$30,204	139%
Revenue recognition adjustments:
Reportability	385	1,292	(907)
Sales reserve	(2,162)	(1,219)	(943)
Other(1)	(15)	46	(61)

Sale of vacation ownership products	$50,156	$21,863	$28,293	129%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

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

Development Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Sale of vacation ownership products	$6,303	$7,641	$(1,338)	(18%)
Cost of vacation ownership products	(1,432)	(1,959)	527	27%
Marketing and sales	(4,022)	(4,526)	504	11%

Development margin	$849	$1,156	$(307)	(27%)

Development margin percentage	13.5%	15.1%	(1.6 pts)

The decrease in development margin reflected $0.3 million from the increase in the sales reserve, $0.1 million from lower revenue reportability compared to the prior year comparable period and $0.1 million from the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), partially offset by $0.2 million from higher favorable product cost true-ups.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Sale of vacation ownership products	$50,156	$21,863	$28,293	129%
Cost of vacation ownership products	(25,231)	(5,459)	(19,772)	NM
Marketing and sales	(14,011)	(12,547)	(1,464)	(12%)

Development margin	$10,914	$3,857	$7,057	183%

Development margin percentage	21.8%	17.6%	4.2 pts

The increase in development margin reflected $5.9 million from the residential contract sales, $1.5 million from higher favorable product cost true-ups ($1.6 million in the thirty-six weeks ended September 11, 2015 compared to $0.1 million in the prior year comparable period), and $1.0 million from the higher sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), and included more efficient marketing and sales spending at our existing sales locations due to leveraging fixed costs on higher sales volumes. These increases were partially offset by $0.7 million from the lower revenue reportability compared to the prior year comparable period and $0.6 million from the increase in the sales reserve.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	Change	% Change
Management fee revenues	$630	$597	$33	6%
Other services revenues	1,582	294	1,288	NM

Resort management and other services revenues	2,212	891	1,321	148%
Resort management and other services expenses	(2,264)	(695)	(1,569)	NM

Resort management and other services margin	$(52)	$196	$(248)	(127%)

Resort management and other services margin percentage	2.4%	22.1%	(19.7 pts)

The increase in resort management and other services revenues reflected $1.3 million of ancillary revenues at the operating hotel in Australia acquired in the third quarter of 2015.

The decline in the resort management and other services margin reflected spending in support of future growth in the business.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	Change	% Change
Management fee revenues	$1,859	$1,766	$93	5%
Other services revenues	2,180	957	1,223	128%

Resort management and other services revenues	4,039	2,723	1,316	48%
Resort management and other services expenses	(3,769)	(2,037)	(1,732)	(85%)

Resort management and other services margin	$270	$686	$(416)	(61%)

Resort management and other services margin percentage	6.7%	25.2%	(18.5 pts)

The increase in resort management and other services revenues reflected $1.3 million of ancillary revenues at the operating hotel in Australia acquired in the third quarter of 2015 and $0.1 million of higher management fees, partially offset by $0.1 million of lower other revenues.

The decline in the resort management and other services margin reflected spending in support of future growth in the business.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended September 11, 2015

	Twelve Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	Change	% Change
Rental revenues	$2,569	$1,573	$996	63%
Rental expenses	(4,129)	(2,762)	(1,367)	(49%)

Rental margin	$(1,560)	$(1,189)	$(371)	(31%)

Rental margin percentage	(60.7%)	(75.6%)	14.9 pts

The increase in rental revenues was due to the operation of the hotel in Australia acquired in the third quarter of 2015. The decrease in rental margin reflected a $0.6 million loss from the hotel, partially offset by $0.2 million of lower unsold maintenance fees.

Thirty-Six Weeks Ended September 11, 2015

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 11, 2015	September 12, 2014
Rental revenues	$6,424	$5,129	$1,295	25%
Rental expenses	(9,419)	(8,294)	(1,125)	(14%)

Rental margin	$(2,995)	$(3,165)	$170	5%

Rental margin percentage	(46.6%)	(61.7%)	15.1 pts

The increase in rental revenues was due to the operation of the hotel in Australia acquired in the third quarter of 2015. The increase in rental margin reflected $0.9 million of lower unsold maintenance fees, partially offset by a $0.6 million loss from the operation of the hotel.

Corporate and Other

The following discussion presents an analysis of our results of operations for the twelve and thirty-six weeks ended September 11, 2015, compared to the twelve and thirty-six weeks ended September 12, 2014.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014	September 11, 2015	September 12, 2014
Expenses
Cost of vacation ownership products	$1,538	$2,399	$4,400	$6,411
Financing	5,488	5,434	16,478	15,976
General and administrative	23,214	21,932	68,883	66,913
Litigation settlement	—	250	134	250
Organizational and separation related	380	212	419	1,747
Consumer financing interest	5,289	5,605	16,558	17,967
Royalty fee	11,507	11,507	34,521	34,485

Total expenses	47,416	47,339	141,388	143,749

Losses and other expense	—	—	—	(1)
Interest expense	(2,839)	(2,890)	(8,822)	(7,638)
Other	(1,022)	—	(1,022)	—

Total financial results	$(51,277)	$(50,229)	$(151,237)	$(151,388)

Corporate and Other consists of results not specifically attributable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses incurred to support overall company development, company-wide general and administrative costs, corporate interest expense, consumer financing interest expense and the fixed royalty fee payable under the license agreements that we entered into with Marriott International in connection with the Spin-Off.

Total Expenses

Twelve Weeks Ended September 11, 2015

Total expenses increased $0.1 million from the prior year comparable period. The $0.1 million increase resulted from $1.3 million of higher general and administrative expenses, $0.2 million of higher organizational and separation related expenses due to the timing of expenses compared to the prior year comparable period, and $0.1 million of higher financing expenses, partially offset by $0.9 million of lower cost of vacation ownership products expenses due to the higher capitalization of development expenses in the current year period, $0.3 million of lower consumer financing interest expense, and $0.3 million of litigation settlements in the prior year period.

General and administrative expenses increased $1.3 million and were driven by $1.7 million of costs related to a refurbishment project in the twelve weeks ended September 11, 2015, partially offset by $0.4 million related to cost savings and lower depreciation net of higher personnel related costs.

The $0.3 million decline in consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

Thirty-Six Weeks Ended September 11, 2015

Total expenses decreased $2.4 million from the prior year comparable period. The $2.4 million decrease resulted from $2.0 million of lower cost of vacation ownership products expenses due to lower pre-development spending associated with potential acquisitions and higher capitalization of other development expenses, $1.4 million of lower consumer financing interest expense $1.3 million of lower organizational and separation related expenses due to the completion of many of the initiatives relating to our separation from Marriott International and $0.1 million of lower litigation settlements, partially offset by $2.0 million of higher general and administrative expenses and $0.5 million of higher financing expenses.

The $1.4 million decline in consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances ($1.7 million), partially offset by an increase in the outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($0.3 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

General and administrative expenses increased $2.0 million (from $66.9 million to $68.9 million) and were driven by $1.7 million of costs related to a refurbishment project in the thirty-six weeks ended September 11, 2015 and $0.3 million of higher personnel related and other costs net of lower depreciation and cost savings.

Recent Accounting Pronouncements

See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($321.7 million at the end of the third quarter of 2015), cash generated from operations, our ability to raise capital through securitizations in the ABS market, and to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the third quarter of 2015, $776.6 million of the $780.2 million of total gross debt outstanding was non-recourse debt associated with vacation ownership notes receivable securitizations. In addition, we have $40.0 million of gross mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021. We may, however, redeem the preferred stock at par beginning in October 2016 at our option.

At the end of the third quarter of 2015, we had $716.0 million of real estate inventory on hand, comprised of $351.9 million of finished goods and $364.1 million of land and infrastructure. We expect to continue to sell excess Ritz-Carlton branded inventory through the MVCD program or bulk sale transactions in order to generate incremental cash and reduce related carrying costs.

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

We are selectively pursuing growth opportunities in North America and Asia by targeting high-quality inventory that would allow us to add desirable new destinations to our system with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient deals may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale.

We intend for our capital allocation strategy to strike a balance between enhancing our operations and using our capital to provide returns to our shareholders through programs such as share repurchase programs and payment of dividends.

During the thirty-six weeks ended September 11, 2015 we had a net decrease in cash and cash equivalents of $24.8 million compared to a net decrease of $53.4 million during the thirty-six weeks ended September 12, 2014. The following table summarizes these changes:

	Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014
Cash provided by (used in):
Operating activities	$100,724	$206,478
Investing activities	(60,542)	46,213
Financing activities	(61,764)	(305,280)
Effect of change in exchange rates on cash and cash equivalents	(3,243)	(790)

Net change in cash and cash equivalents	$(24,825)	$(53,379)

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

In the thirty-six weeks ended September 11, 2015, we generated $100.7 million of cash flows from operating activities, compared to $206.5 million in the thirty-six weeks ended September 12, 2014. Excluding the impact of changes in net income and adjustments for non-cash items, the decrease in cash flows was attributable to cash outlays for an acquisition of an operating hotel in San Diego, California that we intend to convert to vacation ownership interests in the future, the acquisition of a portion of an operating hotel in Washington, D.C. and the portion of the acquisition of an operating hotel located in Surfers Paradise, Australia that we intend to convert in the near term to vacation ownership interests for sale in our Asia Pacific segment. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding these transactions. The operating activities also reflect higher financing propensity due to our implementation of a new financing program, lower collections due to the reduction in the portfolio of outstanding vacation ownership notes receivable, timing of payments to property owners’ associations for maintenance fees collected on their behalf and the timing of payments for maintenance fees on unsold inventory. These outlays were partially offset by lower payments on the declining liability balance for the Marriott Rewards customer loyalty program.

In the thirty-six weeks ended September 11, 2015, we recorded residential contract sales of $28.4 million associated with the sale of eighteen units in Macau. In the thirty-six weeks ended September 12, 2014, we recorded residential contract sales of $10.8 million associated with the sale of five of the units at the RCC San Francisco that we bought back as part of a legal settlement at the end of 2012.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real Estate Inventory Spending (In Excess of) Less Than Cost of Sales

	Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014
Real estate inventory spending	$(90,585)	$(68,102)
Purchase of operating hotels for future conversion to inventory	(61,554)	—
Real estate inventory costs	143,261	128,509

Real estate inventory spending (in excess of) less than cost of sales	$(8,878)	$60,407

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).

Our real estate inventory spending exceeded real estate inventory costs in the thirty-six weeks ended September 11, 2015, as a result of our opportunistic acquisition efforts. Real estate inventory spending included $32.0 million for the acquisition of 71 rooms at The Mayflower Hotel, Autograph Collection, an operating hotel in Washington, D.C. We intend to include these vacation ownership units, in their current form, in our MVCD program in the near term. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

During the thirty-six weeks ended September 11, 2015, we completed the acquisition of an operating hotel located in Surfers Paradise, Australia. We intend to convert a portion of this hotel ($14.9 million, the related portion of the purchase price, which is included in Purchase of operating hotels for future conversion to inventory on our Cash Flows for the thirty-six weeks ended September 11, 2015) in the near term into vacation ownership interests for future use in our Asia Pacific segment. We intend to sell the remaining downsized hotel to a third party and have included the related portion of the purchase price as an Investing activity on our Cash Flows. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

We also capitalized on the opportunity to add a premier destination to our portfolio through the acquisition of an operating hotel in San Diego, California that we intend to convert in the near term to vacation ownership interests for future use in our MVCD program. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating hotels for future conversion to inventory line on our Cash Flows for the thirty-six weeks ended September 11, 2015. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

Real estate inventory costs for the thirty-six weeks ended September 11, 2015 included $21.6 million related to the sale of the residential units in Macau.

In the thirty-six weeks ended September 12, 2014, real estate inventory spending was less than real estate inventory costs due to the level of completed real estate inventory on hand at that time.

Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.

Notes Receivable Collections in Excess of New Mortgages

	Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014
Vacation ownership notes receivable collections — non-securitized	$66,595	$79,258
Vacation ownership notes receivable collections — securitized	126,257	124,470
Vacation ownership notes receivable originations	(189,029)	(169,784)

Vacation ownership notes receivable collections in excess of originations	$3,823	$33,944

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections declined due to the reduction in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the thirty-six weeks ended September 11, 2015 increased due to higher vacation ownership sales volumes and an increase in financing propensity to 46.4 percent for the thirty-six weeks ended September 11, 2015 compared to 42.6 percent for the thirty-six weeks ended September 12, 2014 due to the addition of a new financing incentive program implemented in the first half of 2015. Given the success of this program to date, we expect financing propensity levels to remain higher than the 40 to 45 percent that we have been averaging in recent years.

During the thirty-six weeks ended September 11, 2015, and as of September 11, 2015, no securitized vacation ownership notes receivable pools were out of compliance with established performance parameters.

Cash from Investing Activities

	Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014
Capital expenditures for property and equipment (excluding inventory)	$(20,873)	$(7,753)
Purchase of operating hotel to be sold	(47,658)	—
(Increase) decrease in restricted cash	(12,616)	20,656
Dispositions, net	20,605	33,310

Net cash (used in) provided by investing activities	$(60,542)	$46,213

Capital Expenditures for Property and Equipment

Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.

In the thirty-six weeks ended September 11, 2015, capital expenditures for property and equipment of $20.9 million included $15.7 million to support business operations (including $7.7 million associated with the assets purchased for the operating hotel in San Diego, California, $5.8 million for sales locations other than the operating hotel in San Diego, California, and $2.2 million for ancillary and operations assets) and $5.2 million for technology spending (including $3.0 million for Spin-Off related initiatives). See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding the San Diego transaction.

In the thirty-six weeks ended September 12, 2014, capital expenditures for property and equipment of $7.8 million included $4.4 million to support business operations (including $3.2 million for ancillary and operations assets and $1.2 million for sales locations) and $3.4 million for technology spending (including $1.9 million for Spin-Off related initiatives).

Purchase of Operating Hotel to be Sold

During the thirty-six weeks ended September 11, 2015, we completed the acquisition of an operating hotel located in Surfers Paradise, Australia. We intend to convert a portion of this hotel in the near term into vacation ownership interests for future use in our Asia Pacific segment, and to sell the remaining downsized hotel to a third party. We have included $47.6 million, the portion of the purchase price related to the downsized hotel, as Purchase of operating hotel to be sold on our Cash Flows. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

(Increase) Decrease in Restricted Cash

Restricted cash primarily consists of cash held in reserve accounts related to vacation ownership notes receivable securitizations, cash collected for maintenance fees to be remitted to property owners’ associations and deposits received, primarily associated with tour package sales and vacation ownership product sales that are held in escrow until the associated contract has closed or the period in which it can be rescinded has expired, depending on applicable legal requirements. Restricted cash also consists of cash received from the securitization of vacation ownership notes receivable with respect to vacation ownership notes receivable that are expected to be purchased by the 2015-1 Trust in the near term in accordance with the terms of the securitization transaction completed in the thirty-six weeks ended September 11, 2015. Refer to Footnote No. 9, “Debt,” to our Financial Statements for discussion of the terms of the securitization transaction and the purchase of additional vacation ownership notes receivable by the 2015-1 Trust.

The increase in restricted cash in the thirty-six weeks ended September 11, 2015 reflected $51.4 million of the proceeds from the securitization transaction completed during the third quarter of 2015, which will be released as the remaining vacation ownership notes receivable are purchased by the 2015-1 Trust, a $6.7 million increase in cash that was collected for distribution to investors in connection with securitized vacation ownership notes receivable, a $2.7 million increase in cash associated with vacation ownership sales held in escrow and $1.7 million related to property refurbishment reserves for the newly acquired Surfers Paradise property. These increases were partially offset by $49.8 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2014.

The decrease in restricted cash in the thirty-six weeks ended September 12, 2014 reflected $33.6 million of cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2013, partially offset by a $11.2 million increase in cash related to vacation ownership sales that are held in escrow, $1.2 million of cash distributions in connection with securitized vacation ownership notes receivable and a $0.6 million increase in funds required to be held in escrow to guarantee our credit card business in the Asia Pacific segment.

Dispositions

Dispositions in the thirty-six weeks ended September 11, 2015 related to the sale of undeveloped land in Kauai, Hawaii for $19.6 million, three lots in St. Thomas, U.S. Virgin Islands for $0.6 million and an operations facility in Hilton Head, South Carolina for $0.4 million.

Dispositions in the thirty-six weeks ended September 12, 2014 related to the sale of an operating golf course and adjacent undeveloped land in Orlando, Florida for $21.9 million, the sale of undeveloped land on Singer Island, Florida for $10.1 million, four lots in St. Thomas, U.S. Virgin Islands for $0.8 million, lots in Abaco, Bahamas for $0.3 million and undeveloped land in Seaview, New Jersey for $0.2 million.

Cash from Financing Activities

	Thirty-Six Weeks Ended
($ in thousands)	September 11, 2015	September 12, 2014
Borrowings from securitization transactions	$255,000	$22,638
Repayment of debt related to securitizations	(186,383)	(162,680)
Proceeds from vacation ownership inventory arrangement	5,375	—
Debt issuance costs	(4,405)	(1,676)
Repurchase of common stock	(106,110)	(160,155)
Payment of dividends	(16,003)	—
Proceeds from stock option exercises	96	1,723
Excess tax benefits from share-based compensation	68	—
Payment of withholding taxes on vesting of restricted stock units	(9,615)	(5,130)
Other	213	—

Net cash used in financing activities	$(61,764)	$(305,280)

Warehouse Credit Facility

At September 11, 2015, no amounts were outstanding under the Warehouse Credit Facility and $36.0 million of gross vacation ownership notes receivable were eligible for securitization. We expect that these vacation ownership notes receivable will be purchased by the 2015-1 Trust prior to December 31, 2015 in accordance with the terms of the securitization transaction completed in the third quarter of 2015. Refer to Footnote No. 9, “Debt,” to our Financial Statements for discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2015-1 Trust.

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

Repayments on the non-recourse debt associated with our vacation ownership notes receivable securitizations totaled $186.4 million (including $54.0 million for voluntary retirement clean-up calls) and $162.7 million (including $26.7 million for voluntary retirement clean-up calls) in the thirty-six weeks ended September 11, 2015 and September 12, 2014, respectively.

In the thirty-six weeks ended September 11, 2015, we completed the securitization of a pool of $264.2 million of vacation ownership notes receivable. Approximately $211.4 million of the vacation ownership notes receivable were purchased on August 13, 2015 by the 2015-1 Trust, and we expect the remaining vacation ownership notes receivable to be purchased by the 2015-1 Trust prior to December 31, 2015. As of August 13, 2015, the 2015-1 Trust held $51.4 million of the proceeds, which will be released as the remaining vacation ownership notes receivable are purchased. On September 24, 2015, subsequent to the third quarter of 2015, the 2015-1 Trust purchased $31.5 million of the remaining vacation ownership notes receivable and $30.4 million was released from restricted cash. Any funds not used to purchase vacation ownership notes receivable will be returned to the investors. In connection with the securitization, investors purchased in a private placement $255.0 million in vacation ownership loan backed notes from the 2015-1 Trust. Two classes of vacation ownership loan backed notes were issued by the 2015-1 Trust: $233.2 million of Class A Notes and $21.8 million of Class B Notes. The Class A Notes have an interest rate of 2.52 percent and the Class B Notes have an interest rate of 2.96 percent, for an overall weighted average interest rate of 2.56 percent.

In the thirty-six weeks ended September 12, 2014, we completed the securitization of a pool of $23.6 million primarily highly-seasoned vacation ownership notes receivable that we previously classified as not being eligible for securitization. In connection with the securitization, investors purchased in a private placement $22.6 million in vacation ownership loan backed notes from the Kyuka Owner Trust 2014-A with an interest rate of 6.25 percent. The securitized loans previously were classified as not eligible for securitization using criteria applicable to then current securitization transactions in the ABS market because they did not meet certain representation criteria required in such securitizations, or because of other factors that may have reflected investor demand in a securitization transaction.

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

Share Repurchase Program

During the thirty-six weeks ended September 11, 2015, we repurchased 1,297,338 shares of our common stock at an average price of $81.79 per share for a total of $106.1 million (including $30.0 million under an accelerated share repurchase program pursuant to which we repurchased 370,065 shares). See Footnote No. 11, “Shareholders’ Equity,” to our Financial Statements for further information related to our share repurchase program.

Dividends

On February 12, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share to shareholders of record as of February 26, 2015, which we paid on March 11, 2015. On June 4, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share to shareholders of record as of June 18, 2015, which we paid on July 2, 2015. On September 10, 2015 our Board of Directors declared a quarterly dividend of $0.25 per share to shareholders of record as of September 24, 2015, which we paid on October 8, 2015. Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 2, 2015, other than those discussed below. As of September 11, 2015, debt, net increased by $66.7 million to $769.7 million compared to $703.0 million at January 2, 2015, of which $68.6 million related to a decrease in non-recourse gross debt associated with vacation ownership notes receivable securitizations, partially offset by $2.1 million of debt issuance cost amortization. As of September 11, 2015, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $865.1 million and are due as follows: $41.1 million in 2015; $131.5 million in 2016; $121.9 million in 2017; $105.5 million in 2018; $91.7 million in 2019; and $373.4 million thereafter.

We have a commitment of $137.1 million to purchase vacation ownership units located in Marco Island, Florida, as discussed in Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements, of which we expect $33.3 million, $50.0 million and $53.8 million will be paid in 2017, 2018 and 2019, respectively.

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any payments we make to third-party lenders under these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as the underlying notes mature or are repaid. Our maximum exposure under such guarantees as of September 11, 2015 in the Asia Pacific and North America segments was $5.8 million and $2.8 million, respectively. The terms of the underlying debt to third-party lenders extend to 2022.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 20, 2015 – July 17, 2015	54,707	$89.11	54,707	2,030,842
July 18, 2015 – August 14, 2015	424,905	$82.37	424,905	1,605,937
August 15, 2015 – September 11, 2015	—	$—	—	1,605,937

Total	479,612	$83.14	479,612	1,605,937

(1)	On October 12, 2015, our Board of Directors approved the repurchase of up to an additional 2,000,000 shares of our common stock under our existing share repurchase program and extended the termination date of the program to March 24, 2017. Prior to that authorization, our Board of Directors had authorized the repurchase of up to 6,900,000 shares of our common stock prior to March 26, 2016 under the share repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits filed or furnished as a part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits on page E-1, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

October 15, 2015	/s/ Stephen P. Weisz
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

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the twelve and thirty-six weeks ended September 11, 2015 and September 12, 2014, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve and thirty-six weeks ended September 11, 2015 and September 12, 2014, respectively; (iii) the Interim Consolidated Balance Sheets at September 11, 2015 and January 2, 2015; and (iv) the Interim Consolidated Statements of Cash Flows for the thirty-six weeks ended September 11, 2015 and September 12, 2014, respectively.

E-1