Form 10-K
period 2016-01-01
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2016-02-25
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-35219

MARRIOTT VACATIONS WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-2598330
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6649 Westwood Blvd., Orlando, FL	32821
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (407) 206-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value (28,847,648 shares outstanding as of February 19, 2016)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates at June 19, 2015, was $2,405,493,792.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Fiscal Year	Fiscal Year-End Date
2015	January 1, 2016
2014	January 2, 2015
2013	January 3, 2014
2012	December 28, 2012
2011	December 30, 2011

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of January 1, 2016, our portfolio consisted of 61 properties in the United States and eight other countries and territories, including two hotels that we intend to convert to vacation ownership interests. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

Our strategic goal is to further strengthen our leadership position in the vacation ownership industry through initiatives to drive profitable contract sales growth, maximize cash flow and optimize our capital structure, selectively pursue compelling new business opportunities, and focus on our owners, guests and associates. We believe that we have significant competitive advantages, including our scale and global reach, the quality and strength of the Marriott and Ritz-Carlton brands, our system of high-quality resorts, our loyal and highly satisfied customer base, our long-standing track record and our experienced management team and associates.

The Vacation Ownership Industry

The vacation ownership industry (also known as the timeshare industry) enables customers to share ownership and use of fully-furnished vacation accommodations. Typically, a purchaser acquires an interest (known as a “vacation ownership interest”) that is either a real estate ownership interest (known as a “timeshare estate”) or a contractual right-to-use interest (known as a “timeshare license”) in a single resort or a collection of resort properties. In the United States, most vacation ownership products are sold as timeshare estates, which can be structured in a variety of ways including, but not limited to, a deeded interest in a specified accommodation unit, an undivided interest in a building or an entire resort, or a beneficial interest in a trust that owns one or more resort properties. By purchasing a vacation ownership interest, owners make a commitment to vacation. For many purchasers, vacation ownership provides an attractive alternative to traditional lodging accommodations (such as hotels, resorts and condominium rentals). In addition to avoiding the volatility in room rates to which traditional lodging customers are subject, vacation ownership purchasers also enjoy accommodations that are, on average, more than twice the size of traditional hotel rooms and typically have more features, such as kitchens and separate living areas. Purchasers who might otherwise buy a second home find vacation ownership a preferable alternative because it is more affordable and reduces maintenance and upkeep concerns.

Typically, developers sell vacation ownership interests for a fixed purchase price that is paid in full at closing or financed with a loan. Many vacation ownership companies provide financing or facilitate access to third-party bank financing for customers. Vacation ownership resorts are often managed by a nonprofit property owners’ association of which owners of vacation ownership interests are members. Most property owners’ associations are governed by a board of directors that includes owners and which may include representatives of the developer. Some vacation ownership resorts are held through a trust structure in which a trustee holds title and manages the property. The board of the property owners’ association, or trustee, as applicable, typically delegates much of the responsibility for managing the resort to a management company, which is often affiliated with the developer.

After the initial purchase, most vacation ownership programs require the owner of the vacation ownership interest to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership property and providing program services. This fee typically covers expenses such as housekeeping, landscaping, taxes, insurance and resort labor, a property management fee payable to the management company for providing management services, and an assessment to fund a capital asset reserve account used to renovate, refurbish and replace furnishings, common areas and other assets (such as parking lots or roofs) as needed over time. Owners typically reserve their usage of vacation accommodations in advance through a reservation system (often provided by the management company or an affiliated entity), unless a vacation ownership interest specifies fixed usage dates and a particular unit every year.

The vacation ownership industry has grown through expansion of established vacation ownership developers as well as entrance into the market of well-known lodging and entertainment companies, including Marriott International, Wyndham Worldwide Corporation, Starwood Hotels & Resorts Worldwide, Inc., Hilton Hotels Corporation, Hyatt Hotels Corporation and The Walt Disney Company. The industry’s growth can also be attributed to increased market acceptance of vacation ownership products, stronger consumer protection laws and the evolution of vacation ownership interests from a fixed- or floating-week product, which provides the right to use the same property every year, to membership in multi-resort vacation networks, which offer a more flexible vacation experience. These vacation networks often issue their members an annual allotment of points that can be redeemed for stays at affiliated vacation ownership resorts or for alternative vacation experiences available through the program.

To enhance the flexibility and appeal of their products, many vacation ownership developers affiliate their projects with vacation ownership exchange service providers so that owners may exchange their rights to use the developer’s resorts for accommodation at other resorts in the exchange service provider’s broader network of properties. The two leading exchange service providers are Interval International, with which we are associated, and RCI. According to their websites, Interval International’s and RCI’s networks include more than 2,900 and nearly 4,500 affiliated resorts, respectively, as identified on each company’s website.

According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2014, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing over 198,000 units and an estimated 8.7 million vacation ownership week equivalents. According to ARDA, sales in the U.S. market were $7.9 billion in 2014. We believe there is considerable potential for further growth in the industry both in the U.S. and globally.

Our History

We recently celebrated our 30-year anniversary of providing vacation memories and experiences to millions of families. Prior to the incorporation of Marriott Vacations Worldwide Corporation in Delaware in June 2011, our operations were the vacation ownership division of Marriott International. Marriott International completed the spin-off of its vacation ownership division on November 21, 2011 (the “Spin-Off”). Since the Spin-Off, we have been an independent public company, with our common stock listed on the New York Stock Exchange under the symbol “VAC” and our corporate headquarters located in Orlando, Florida.

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

Our Business Strategy

Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. To achieve this goal, we are pursuing the following initiatives:

Drive profitable contract sales growth

We intend to continue to generate growth in vacation ownership sales by leveraging our globally recognized brand names and targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations. We expect to focus our efforts to generate growth through our two points-based ownership programs: Marriott Vacation Club DestinationsTM (“MVCD”) and Marriott Vacation Club, Asia Pacific. We will also continue to focus on our approximately 410,000 owners around the world. In 2015, approximately 64 percent of our sales of vacation ownership products were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours and achieve our longer term goal of selling to an equal mix of new buyers and existing buyers. Our strategy includes an emphasis on new sales distributions and new marketing channels geared toward driving first-time buyer tour growth. We are also committed to maximizing development margin through efficient marketing and sales spending and managing inventory costs and development activities.

Maximize cash flow and optimize our capital structure

Through the use of our points-based products, we are able to more closely match inventory investment with sales pace and reduce inventory levels, thereby generating strong cash flows over time. Additionally, by limiting the amount of completed inventory on hand, we are able to reduce the maintenance fees that we pay on unsold inventory. Over the last few years, we have significantly reduced our costs, and we intend to continue to control costs as sales volumes grow. We also seek to optimize our inventory investments by targeting high-quality inventory that allows us to add desirable new destinations to our system as well as new on-site sales locations. We seek to use capital efficient deal structures that may include working with third parties to develop new inventory or convert previously built units to be sold to us close to when we need such inventory. We also proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory.

We expect our modest level of debt and the use of capital efficient structures will enable us to maintain a level of liquidity that ensures financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning capital to shareholders. We intend to meet our liquidity needs through operating cash flow, the disposition of excess assets, our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”), our $250 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”), and continued access to the asset-backed securities (“ABS”) term financing market.

Selectively pursue compelling new business opportunities

We are positioned to explore new business opportunities, such as the continued enhancement of our exchange programs, new management affiliations and acquisitions of existing vacation ownership and related businesses. We intend to selectively pursue these types of opportunities, focusing on opportunities that drive recurring revenue and profit streams. Prior to entering into any new business opportunity, we will evaluate its strategic fit and assess whether it is complementary to our current business, has strong expected financial returns and leverages our existing competencies.

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

Our Brands

We design, build, manage and maintain our properties at upscale and luxury levels under four brands in accordance with the Marriott and Ritz-Carlton brand standards with which we must comply under the License Agreements.

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

Grand Residences by Marriott is an upscale tier vacation ownership and whole ownership residence brand. The accommodations for this brand are similar to those we offer under the Marriott Vacation Club brand, but the duration of the vacation ownership interest is longer, ranging between three and thirteen weeks. We also offer whole ownership residential products under the Grand Residences by Marriott brand.

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

Our Products

Our Points-Based Vacation Ownership Products

We sell the majority of our products through two points-based ownership programs: MVCD and Marriott Vacation Club, Asia Pacific. While the structural characteristics of each of our points-based programs differ, in each program, owners receive an annual allotment of points representing owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexibility with respect to check-in days and size of accommodations. In addition to traditional resort stays, the MVCD program enables our owners to utilize their points for the wide variety of innovative vacation experiences included in our Explorer Collection, such as cruises, guided tours, safaris and other unique vacation alternatives. Members of our points-based programs pay annual fees in exchange for the ability to participate in the program.

The MVCD and the Marriott Vacation Club, Asia Pacific programs allow owners to bank and borrow their annual point allotments, access other Marriott Vacation Club locations through internal exchange programs that we and Interval International operate, and access Interval International’s approximately 2,900 affiliated resorts. Owners can also trade their vacation ownership usage rights for Marriott Rewards Points, which can be used to access the vast majority of Marriott International’s system of over 4,000 participating hotels or redeem their Marriott Rewards Points for airline miles or other merchandise offered through the Marriott Rewards customer loyalty program. MVCD owners hold an interest in real estate, owned in perpetuity. Our Marriott Vacation Club, Asia Pacific program offers usage for a term of 50 years from the program’s 2006 launch date.

Our Weeks-Based Vacation Ownership Products

We continue to sell Marriott Vacation Club branded weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in one of our points-based programs. We offer multi-week vacation ownership interests in specific Grand Residences by Marriott and The Ritz-Carlton Destination Club resorts, but we also intend to continue placing luxury branded inventory into the MVCD program. Our Marriott Vacation Club, Grand Residences by Marriott and The Ritz-Carlton Destination Club weeks-based vacation ownership products in the United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell vacation ownership interests as a right-to-use product subject to a finite term under the Marriott Vacation Club brand in Europe and Asia Pacific and under the Grand Residences by Marriott brand in Europe.

As part of the launch of the MVCD program in mid-2010, we offered our existing Marriott Vacation Club owners who held weeks-based products in the United States and Caribbean the opportunity to participate in the MVCD program on a voluntary basis. In mid-2012, we began offering owners who held weeks-based products in Europe the opportunity to participate in the MVCD program. All existing owners, whether or not they elected to participate in the MVCD program, retained their existing rights and privileges of vacation ownership. Owners who elected to participate in the program received the ability to trade their weeks-based interval usage for vacation club points usage each year, subject to payment of an initial enrollment fee and annual fees. As of the end of 2015, over 146,000 weeks-based owners have enrolled nearly 253,000 weeks in the MVCD program since its launch.

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

Resort Management and Other Services

We generate revenue from fees we earn for managing each of our resorts. See “—Management Activities” below for additional information on the terms of our management agreements. In addition, we earn revenue for providing ancillary offerings, including food and beverage, retail, and golf and spa offerings at our resorts. We also receive annual fees, club dues, settlement fees from the sale of vacation ownership products, and certain transaction-based fees from owners and other third parties, including external exchange service providers with which we are associated.

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

Marketing and Sales Activities

We sell our upscale tier vacation ownership products under the Marriott Vacation Club brand primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. Marriott Vacation Club products are currently marketed for sale throughout the United States and in over 30 countries around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2015, approximately 85 percent of our sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando, our network of third-party brokers in Latin America and Europe, and our city-based sales centers, such as our sales centers in Dubai and Singapore. We have over 50 global sales locations focused on the sale of Marriott Vacation Club products. We utilize a number of marketing channels to attract qualified customers to our sales locations for our Marriott Vacation Club products.

We solicit our owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service center located in Salt Lake City, Utah. In 2015, approximately 64 percent of our sales of vacation ownership products were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours and achieve our longer term goal of selling to an equal mix of new buyers and existing owners. Our strategy includes an emphasis on new marketing channels geared toward driving first-time buyer tour growth.

We offer customers who are referred to us by our owners discounted stays at our resorts and conduct scheduled sales tours while they are on site. Where allowed by applicable law, we offer Marriott Rewards Points to our owners when their referral candidates tour with us or buy vacation ownership interests from us.

We also market to existing Marriott Rewards customer loyalty program members and travelers who are staying in locations where we have resorts. We market extensively to guests in Marriott International hotels that are located near one of our sales locations and have marketing partnerships with Marriott International’s North American reservation centers. In addition, we operate other local marketing venues in various high-traffic areas. A significant part of our direct marketing activities are focused on prospects in the Marriott Rewards customer loyalty program database and our in-house database of qualified prospects. We offer guests who do not buy a vacation ownership interest during their initial tour an “Encore” package for a future stay at our resorts. These return guests are nearly twice as likely to purchase as a first-time visitor.

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

We believe consumers place a great deal of trust in the Marriott and Ritz-Carlton brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a prominent presence on the www.marriott.com and www.ritzcarlton.com websites. Our proprietary sites, which include www.marriottvacationsworldwide.com, www.marriottvacationclub.com and www.ritzcarltonclub.com, had over 5.6 million visits in 2015.

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

We intend to continue to selectively pursue growth opportunities in North America and Asia by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations in ways that optimize the timing of our capital investments. These capital efficient deal structures may include working with third parties to develop new inventory or convert previously built units to be sold to us close to when we need such inventory.

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

Under our points-based business model, we are able to supply many sales offices with new inventory from a small number of resort locations, which provides us with greater efficiency in the use of our capital. As a result, our risk associated with construction delays is concentrated in fewer locations than it has been in the past. Additionally, selling vacation ownership interests in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. We sell vacation ownership interests denominated in points from a single trust entity in each of our North America and Asia Pacific business segments. Thus, the primary source of inventory for each segment is concentrated in its corresponding trust. To avoid the risk of temporary inventory depletion, we employ a strategy of seeking to maintain a surplus supply of completed inventory based on our forecasted sales pace. If this surplus is not sufficient, we believe that the actual risk of temporary inventory depletion is relatively minor, as there are other mitigation strategies we could employ to prevent this, such as accelerating completion of resorts under construction, acquiring vacation ownership interests on the secondary market, or reducing sales pace by adjusting prices or sales incentives.

Owners generally can offer their vacation ownership interests for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. However, owners who purchase vacation ownership interests on the secondary market typically do not receive all of the benefits that owners who purchase products directly from us receive. When an owner purchases a vacation ownership interest directly from us, the owner receives certain entitlements that are tied to the underlying vacation ownership interest, such as the right to reserve a resort unit that underlies their vacation ownership interest in order to occupy that unit or exchange its use for use of a unit at another resort through an outside exchange service provider, as well as benefits that are incidental to the purchase of the vacation ownership interest. While a purchaser on the secondary market will receive all of the entitlements that are tied to the underlying vacation ownership interest, the purchaser is not entitled to receive certain incidental benefits. For example, owners who purchase our products on the secondary market have restricted access to our internal exchange programs and are not entitled to trade their usage rights for Marriott Rewards Points. Therefore, those owners are only entitled to use the inventory that underlies the vacation ownership interests they purchased. Additionally, most of our vacation ownership interests provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal when it is advantageous for us to do so, whether due to pricing, desire for the particular inventory, or other factors. All owners, whether they purchase directly from us or on the secondary market, are responsible for the annual maintenance fees, property taxes and any assessments that are levied by the relevant property owners’ association, as well as any exchange service membership dues or service fees.

Management Activities

We enter into a management agreement with the property owners’ association or other governing body at each of our resorts and, in the event a trust holds resorts or interests in resorts, with the trust’s governing body. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of the budgeted cost to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs, at the locations where we employ the associates providing on-site services.

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

The Ritz-Carlton Hotel Company manages the on-site operations for The Ritz-Carlton Destination Club and The Ritz-Carlton Residences properties in our portfolio under separate management agreements with us. We provide property owners’ association governance and vacation ownership program management services for The Ritz-Carlton Destination Club and co-located The Ritz-Carlton Residences properties, including preparing association budgets, facilitating association meetings, billing and collecting maintenance fees, and supporting reservations, vacation experience planning and other off-site member services. We and The Ritz-Carlton Hotel Company typically split the management fees equally for these resorts. If a management agreement for a resort expires or is terminated, the resort loses the ability to use the Ritz-Carlton name and trademarks. The owners at such resorts also lose their ability to access other usage benefits, such as access to accommodations at other The Ritz-Carlton Destination Club resorts, preferential access to Ritz-Carlton hotels worldwide and access to our internal exchange and vacation travel options.

Each management agreement requires the property owners’ association or trust association to provide sufficient funds to pay for the vacation ownership program and operating costs. To satisfy this requirement, owners of vacation ownership interests pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs of operating and maintaining the resorts in which they hold a vacation ownership interest, including management fees and expenses, taxes (in some locations), insurance, and other related costs, and the costs of providing program services (such as reservation services). This fee includes a management fee payable to us for providing management services as well as an assessment for funds to be deposited into a capital asset reserve fund and used to renovate, refurbish and replace furnishings, common areas and other resort assets (such as parking lots or roofs) as needed over time. As the owner of completed but unsold vacation ownership inventory, we also pay maintenance fees in accordance with the legal requirements of the jurisdictions applicable to such resorts and programs. In addition, in early phases of development at a resort, we sometimes enter into subsidy agreements with the property owners’ associations under which we agree to pay costs that otherwise would be covered by annual maintenance fees associated with vacation ownership interests or units that have not yet been built. These subsidy arrangements help keep maintenance fees at a reasonable level for owners who purchase in the early stages of development.

In the event of a default by an owner in payment of maintenance fees or other assessments, the property owners’ association typically has the right to foreclose on or revoke the defaulting owner’s vacation ownership interest. We have entered into arrangements with several property owners’ associations to assist in reselling foreclosed or revoked vacation ownership interests in exchange for a fee, or to reacquire such foreclosed or revoked vacation ownership interests from the property owners’ associations.

Consumer Financing

We offer purchase money financing for purchasers of our vacation ownership products who meet our underwriting guidelines. By offering or eliminating financing incentives and modifying underwriting standards, we have been able to increase or decrease our financing activities depending on market conditions. We are not providing financing to buyers of our residential products.

In our North America segment in 2015, approximately 49 percent of Marriott Vacation Club customers financed their purchase with us. The average loan for our Marriott Vacation Club products totaled approximately $22,800, which represented 88 percent of the average purchase price. Our policy is to require a minimum down payment of 10 percent of the purchase price, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for loans for our Marriott Vacation Club products originated in 2015 was 12.59 percent and the average term was 10.4 years. Interest rates are fixed, and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for a Marriott Vacation Club owner who received a loan in 2015 was $397. We do not impose any prepayment penalties. Generally, loans for The Ritz-Carlton Destination Club products have a significantly higher balance, a longer term and a lower interest rate than loans for our Marriott Vacation Club products.

In 2015, approximately 88 percent of our loans were used to finance U.S.-based products. In our North American business, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2015, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 736; 71 percent had a credit score of over 700, 89 percent had a credit score of over 650 and over 97 percent had a credit score of over 600.

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

We securitize the majority of the consumer loans we originate in support of our North American business. Historically, we have sold these loans to institutional investors in the ABS market on a non-recourse basis, completing securitization transactions once or twice each year. These vacation ownership notes receivable securitizations provide funding for us at interest rates similar to those available to companies with investment grade credit ratings, and transfer the economic risks and substantially all the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. We service the vacation ownership notes receivable. During 2015, we completed one securitization transaction, which is discussed in detail in Footnote No. 10, “Debt,” to our Financial Statements. On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize eligible consumer loans. Those loans may later be transferred to term securitization transactions in the ABS market, which we intend to continue to complete at least once per year. Excluding amounts securitized through the Warehouse Credit Facility, since the early 1990s, we have securitized nearly $5.6 billion of loans. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.

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

Premier global brands

We believe that our exclusive licenses of the Marriott and Ritz-Carlton brands for use in the vacation ownership business provide us with a meaningful competitive advantage. Marriott International is a leading lodging company with more than 4,400 properties in 87 countries and territories, including Marriott and Ritz-Carlton branded properties. Consumer confidence in these renowned brands helps us attract and retain guests and owners. In addition, we provide our customers with access to the award-winning Marriott Rewards customer loyalty program. We also utilize the Marriott and Ritz-Carlton websites, www.marriott.com and www.ritzcarlton.com, as relatively low-cost marketing tools to introduce Marriott and Ritz-Carlton guests to our products and rent available inventory.

Loyal, highly satisfied customers

We have a large, highly satisfied customer base. In 2015, based on over 222,000 survey responses, approximately 90 percent of respondents indicated that they were highly satisfied with our products, sales and owner services and their on-site experiences (by selecting 8, 9 or 10 on a 10-point scale). Owner satisfaction is also demonstrated by the fact that our average resort occupancy was nearly 90 percent in 2015, significantly higher than the overall vacation ownership industry average of just over 78 percent in 2014, the most recent year for which average resort occupancy data was reported by ARDA. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn generates higher revenues.

Long-standing track record, experienced management and engaged associates

We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. Our seasoned management team is led by Stephen P. Weisz, our President and Chief Executive Officer. Mr. Weisz has served as President of our company since 1996 and has over 43 years of combined experience at Marriott International and Marriott Vacations Worldwide. William J. Shaw, the Chairman of our Board of Directors, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and has nearly 37 years of experience at Marriott International. Our nine executive officers have an average of over 26 years of total combined experience at Marriott Vacations Worldwide and Marriott International, with half of such total combined experience spent leading our business. We believe our management team’s extensive public company and vacation ownership industry experience has enabled us to achieve solid operating results and will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Our management’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones.

We believe that our associates provide superior customer service, which enhances our competitive position. We leverage outstanding associate engagement and strong corporate culture to deliver positive customer experiences in sales, marketing and resort operations. We survey our associates regularly through an external survey provider to understand their satisfaction and engagement, defined as how passionate employees are about the company’s mission and their willingness to “go the extra mile” to see it succeed. We routinely rank highly compared to other companies participating in such surveys. In 2015, 83 percent of our associates indicated that they were “engaged,” which is five points above Aon Hewitt’s “Global Best Employer” benchmark of 78 percent. This external benchmark is based on research conducted by Aon Hewitt of more than 500 organizations that are considered to be “Best Employers.”

Segments

Our operations are grouped into three reportable business segments: North America, Europe and Asia Pacific. The “Corporate and Other” information described below includes activities that do not collectively comprise a separate reportable segment. The table below shows our revenue for 2015 for each of our segments and each of our revenue sources (dollars in thousands).

Revenue Source	North America	Europe	Asia Pacific	Total
Vacation ownership sales	$586,774	$28,963	$59,592	$675,329
Resort management and other services	272,596	27,643	11,990	312,229
Financing	115,738	3,949	4,346	124,033
Rental	277,348	20,679	14,970	312,997
Cost reimbursements	369,467	33,348	3,060	405,875

	$1,621,923	$114,582	$93,958	$1,830,463

Financial information by segment and geographic area for 2015, 2014 and 2013 appears in Footnote No. 17, “Business Segments,” to our Financial Statements.

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

Our Properties

As of January 1, 2016, our portfolio consisted of 61 properties including two operating hotels, with 12,807 vacation ownership villas (“units”) and we had approximately 410,000 owners. The following table shows our vacation ownership and residential properties as of January 1, 2016, and indicates the segment with which such property is associated:

Property(1)	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(2)	Additional Planned Units(3)
47 Park Street-Grand Residences by Marriott	Europe	Urban	London, UK	VO	49	—
Aruba Ocean Club	North America	Island/Beach	Aruba	VO	218	—
Aruba Surf Club	North America	Island/Beach	Aruba	VO	450	—
Barony Beach Club	North America	Beach	Hilton Head, SC	VO	255	—
BeachPlace Towers	North America	Beach	Fort Lauderdale, FL	VO	206	—
Canyon Villas	North America	Golf/Desert	Phoenix, AZ	VO	213	39
Club Son Antem	Europe	Island/Golf	Mallorca, Spain	VO	224	—
Crystal Shores	North America	Island/Beach	Marco Island, FL	VO	71	148
Custom House	North America	Urban	Boston, MA	VO	84	—
Cypress Harbour	North America	Entertainment	Orlando, FL	VO	510	—
Desert Springs Villas	North America	Golf/Desert	Palm Desert, CA	VO	638	—
Fairway Villas	North America	Golf	Absecon, NJ	VO	180	90
Frenchman’s Cove	North America	Island/Beach	St. Thomas, USVI	VO	155	65
Grand Chateau	North America /Asia Pacific	Entertainment	Las Vegas, NV	VO	656	224

Property(1)	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(2)	Additional Planned Units(3)
Grande Ocean	North America	Beach	Hilton Head, SC	VO	290	—
Grande Vista	North America	Entertainment	Orlando, FL	VO	900	—
Harbour Club	North America	Beach	Hilton Head, SC	VO	40	—
Harbour Lake	North America	Entertainment	Orlando, FL	VO	312	588
Harbour Point / Sunset Pointe	North America	Beach	Hilton Head, SC	VO	111	—
Heritage Club	North America	Golf	Hilton Head, SC	VO	30	—
Imperial Palms	North America	Entertainment	Orlando, FL	VO	46	—
Kauai Beach Club	North America	Island/Beach	Kauai, HI	VO	232	—
Kauai Lagoons:
Grand Residences by Marriott	North America	Island/Beach	Kauai, HI	Residential	3	—
Kalanipu’u	North America	Island/Beach	Kauai, HI	VO	74	—
Ko Olina Beach Club	North America /Asia Pacific	Island/Beach	Oahu, HI	VO	546	202
Lakeshore Reserve	North America	Entertainment	Orlando, FL	VO	85	254
Legends Edge	North America	Golf	Panama City, FL	VO	83	—
Mai Khao Beach	Asia Pacific	Beach	Phuket, Thailand	VO	133	—
Manor Club at Ford’s Colony	North America	Entertainment	Williamsburg, VA	VO	200	—
Marbella Beach Resort	Europe	Beach	Marbella, Spain	VO	288	—
Marriott Grand Residence Club, Lake Tahoe	North America	Mountain/Ski	Lake Tahoe, CA	VO	199	—
Maui Ocean Club	North America	Island/Beach	Maui, HI	VO	458	—
Monarch	North America	Beach	Hilton Head, SC	VO	122	—
Mountain Valley Lodge	North America	Mountain/Ski	Breckenridge, CO	VO	78	—
MountainSide	North America	Mountain/Ski	Park City, UT	VO	182	—
Newport Coast Villas	North America	Beach	Newport Beach, CA	VO	699	—
Ocean Pointe	North America	Beach	Palm Beach Shores, FL	VO	341	—
OceanWatch	North America	Beach	Myrtle Beach, SC	VO	361	—
Oceana Palms	North America	Beach	Singer Island, FL	VO	159	—
Phuket Beach Club	Asia Pacific	Beach	Phuket, Thailand	VO	144	—
Playa Andaluza	Europe	Beach	Estepona, Spain	VO	173	—
Royal Palms	North America	Entertainment	Orlando, FL	VO	123	—
Sabal Palms	North America	Entertainment	Orlando, FL	VO	80	—
Shadow Ridge	North America	Golf/Desert	Palm Desert, CA	VO	569	430
St. Kitts Beach Club	North America	Island/Beach	West Indies	VO	88	—
Streamside	North America	Mountain/Ski	Vail, CO	VO	96	—
Summit Watch	North America	Mountain/Ski	Park City, UT	VO	135	—
SurfWatch	North America	Beach	Hilton Head, SC	VO	195	—
The Empire Place	Asia Pacific	Urban	Bangkok, Thailand	VO	55	—
The Ritz-Carlton Club and Residences, San Francisco
Vacation Ownership	North America	Urban	San Francisco, CA	VO	25	—
Residential	North America	Urban	San Francisco, CA	Residential	57	19
The Ritz-Carlton Club, Aspen Highlands	North America	Mountain/Ski	Aspen, CO	VO	73	—
The Ritz-Carlton Club, Lake Tahoe	North America	Mountain/Ski	Lake Tahoe, CA	VO	11	—
The Ritz-Carlton Club, St. Thomas	North America	Beach	St. Thomas, USVI	VO	105	—
The Ritz-Carlton Club, Vail	North America	Mountain/Ski	Vail, CO	VO	45	—
Timber Lodge	North America	Mountain/Ski	Lake Tahoe, CA	VO	264	—
Village d’Ile-de-France	Europe	Entertainment	Paris, France	VO	185	—
Villas at Doral	North America	Golf	Miami, FL	VO	141	—
Waiohai Beach Club	North America /Asia Pacific	Island/Beach	Kauai, HI	VO	230	—
Willow Ridge Lodge	North America	Entertainment	Branson, MO	VO	132	282

Total					12,807	2,341

Units Available for Sale(4)					781

(1)	A property is counted as a separate property to the extent it does not share common areas (such as check-in facilities, pools, etc.) with another property.

(2)	“Units Built” represents units with a certificate of occupancy.

(3)	“Additional Planned Units” represents the total additional units under construction or that we expect to build.

(4)	To be sold as vacation ownership interests; includes units that we reacquired through foreclosure or our repurchase program.

As of January 1, 2016, we also owned the following properties which we intend to convert to vacation ownership interests.

Location	Segment	Experience	Expected Vacation Ownership Units
San Diego, CA(1)	North America	Urban	264
Washington, DC(2)	North America	Urban	71
Surfers Paradise, Australia(3)	Asia Pacific	Beach	88

Total			423

(1)	Represents an operating hotel in San Diego, California, acquired during the first quarter of 2015, which is operated by a third party, that we intend to convert, in its entirety, into vacation ownership interests for future use in our MVCD program.

(2)	Represents units at The Mayflower Hotel, Autograph Collection, an operating hotel located in Washington, D.C., acquired during the third quarter of 2015. We intend to include these vacation ownership units, in their current form, in our MVCD program.

(3)	Represents a 329 room operating hotel in Surfers Paradise, Australia, acquired during the third quarter of 2015, which is operated by a third party. We intend to convert a portion of this hotel into vacation ownership interests for future use in our Asia Pacific segment, and sell the remaining downsized hotel to a third party.

Subsequent to January 1, 2016, we assumed management of an operating hotel in New York, New York. In addition we entered into a commitment to purchase the operating hotel for $158.5 million, in a capital efficient transaction. We expect to acquire the units in the hotel, in their current form, over time. See Footnote No. 19, “Subsequent Events” to our Financial Statements for additional information regarding this transaction.

In the first quarter of 2016, we completed the acquisition of an operating hotel located in the South Beach area of Miami Beach, Florida, for approximately $23.5 million. We intend to convert this hotel into vacation ownership interests for future use in our MVCD program.

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

Corporate and Other

Corporate and Other consists of results not specifically attributable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses incurred to support overall company development, company-wide general and administrative costs, corporate interest expense, consumer financing interest expense and the fixed royalty fee payable under the License Agreements.

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

Our competitors in the vacation ownership industry range from small vacation ownership companies to large branded hotel companies that operate vacation ownership businesses. In North America and the Caribbean, we typically compete with companies that sell upscale tier vacation ownership products under a lodging or entertainment brand umbrella, such as Starwood Vacation Ownership (which includes the Westin and Sheraton brands), Hilton Grand Vacations Club, Hyatt Vacation Club, and Disney Vacation Club, as well as numerous regional vacation ownership operators. Our luxury vacation ownership products compete with vacation ownership products offered by Four Seasons, Exclusive Resorts, Timbers Resorts and several other smaller independent companies. In addition, the vacation ownership industry competes generally with other vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry. Innovations that impact the industry may also lead to new products and services that could disrupt our business model and create new and stronger competitors.

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

Recent and potential future consolidation in the highly fragmented timeshare industry may increase competition. For example, Interval Leisure Group, Inc., which operates the Interval International exchange program, acquired Hyatt Residence Club in October 2014 and announced in October 2015 that it had agreed to acquire the vacation ownership operations of Starwood Hotels & Resorts Worldwide, Inc. (which includes the Westin and Sheraton brands), to be known as Vistana Signature Experiences, Inc. Diamond Resorts International, Inc. completed the acquisition of the vacation ownership business of Gold Key Resorts in October 2015 and the acquisition of the vacation ownership business of Intrawest Resort Club Group in January 2016. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.

Regulation

Our business is heavily regulated. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world. Some laws, regulations and policies may impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau, the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Other laws, regulations and policies primarily affect one of four areas of our business: real estate development activities; marketing and sales activities; lending activities; and resort management activities.

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

Marketing and Sales Regulation

Our marketing and sales activities are closely regulated. In addition to regulations implementing laws enacted specifically for the vacation ownership and land sales industries, a wide variety of laws and regulations govern our marketing and sales activities in the jurisdictions in which we carry out such activities, including regulations implementing the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission (the “FTC”) and state “Little FTC Act” and other regulations governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate, title agency or insurance, travel insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws, securities laws, and other consumer protection laws.

Many jurisdictions, including many jurisdictions in the United States, require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the vacation ownership interests and other real estate interests we market and sell, such as information concerning the interests being offered, the project, resort or program to which the interests relate, applicable condominium or vacation ownership plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such interests, and a description of the manner in which we intend to offer and advertise such interests. Regulation outside the United States includes, for example, European regulations to which our vacation ownership activities within the European Union are subject and Singaporean regulations to which certain of our Asia Pacific operations are subject. Among other things, the European and Singaporean regulations: (1) require delivery of specified disclosure (some of which must be provided in a specific format or language) to purchasers; (2) require a specified “cooling off” rescission period after a purchase is made; and (3) prohibit any advance payments during the “cooling off” rescission period.

We must obtain the approval of numerous governmental authorities for our marketing and sales activities. Changes in circumstances or applicable law may necessitate the application for or modification of existing approvals. Currently, we are qualified to market and sell vacation ownership products in all 50 states and the District of Columbia in the United States and numerous countries in North and South America, the Caribbean, Europe, Asia and the Middle East. In some countries our vacation ownership products are marketed by third party brokers.

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

Lending Regulation

Our lending activities are subject to a number of laws and regulations including those of applicable supervisory agencies such as, in the United States, the Consumer Financial Protection Bureau, the FTC, and the Financial Crimes Enforcement Network. These laws and regulations, some of which contain exceptions applicable to the timeshare industry, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Consumer Practices Act, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act and the Bank Secrecy Act. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, usury, fair debt collection practices, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.

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

Employees

As of January 1, 2016 we had nearly 10,000 employees with an average length of service of approximately seven years. We believe our relations with our employees are very good.

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

Development of a viable secondary market may also cause the volume of vacation ownership interests inventory that we are able to repurchase to decline, which could adversely impact our development margin, as we utilize this lower cost inventory source to supplement our inventory needs and help manage our cost of vacation ownership products.

Our reliance on capital efficient transactions to satisfy a portion of our future needs for inventory and additional on-site sales locations, may impact our ability to have inventory available for sale when needed.

We have entered into capital efficient transactions in which third parties are responsible for delivering completed units which we will purchase at an agreed upon price in the future. As we continue to execute our strategy to deploy capital more efficiently, we will seek to enter into additional transactions to source inventory using similar or new transaction structures. These structures may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into capital efficient transactions do not fulfill their obligations to us, or if they exercise their right to sell inventory to a third party other than us, the inventory we expect to acquire may not be delivered on time or at all, or may not otherwise be within agreed upon specifications. If our capital efficient transaction counterparties do not perform as expected and we do not purchase the expected inventory or obtain inventory from alternative sources on a timely basis, we may not be able to achieve sales forecasts. In addition, we anticipate opening new on-site sales locations in connection with some or all of our new resort locations. If third parties with whom we enter into transactions do not deliver these sales locations, as expected, our future sales growth could be negatively impacted.

Our ability to develop, acquire and repurchase vacation ownership inventory may be impaired if we or third parties with whom we do business are unable to access capital when necessary.

The availability of funds for new investments, primarily developing, acquiring or repurchasing vacation ownership inventory, depends in part on liquidity factors and capital markets over which we can exert little, if any, control. We have historically securitized the majority of the consumer loans we originate in support of our North America segment in the ABS market, completing transactions once each year for the past several years. Instability in the financial markets could impact the timing and volume of any securitizations we undertake, as well as the financial terms of such securitizations. Any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations. Such deterioration could also impact our ability to renew the Warehouse Credit Facility, which we must do in order to access funds under that facility after November 2017, on terms favorable to us, or at all. Further, the obligations of one of our consolidated subsidiaries, MVW US Holdings, Inc. (“MVW US Holdings”), to its preferred shareholders and any indebtedness we incur, including indebtedness under our Revolving Corporate Credit Facility or our Warehouse Credit Facility, may adversely affect our ability to obtain additional financing. If we are unable to access these sources of funds, our ability to acquire additional vacation ownership inventory, repurchase vacation ownership interests that our owners propose to sell to third parties, or make other investments in our business could be impaired.

In addition, as discussed above, we intend to continue to use capital efficient structures to optimize the timing of our capital investments. If developers or other third parties are not able to obtain or maintain financing necessary for their operations, we may not be able to enter into transactions using these capital efficient structures.

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

We can borrow up to $200 million under the Revolving Corporate Credit Facility and could also incur additional debt to the extent permitted under the Revolving Corporate Credit Facility. Our ability to make dividend payments to holders of our common stock or preferred shareholders of MVW US Holdings and to make payments on and refinance our indebtedness, including any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing capital expenditures, (2) limiting financing offered to customers, which could result in reduced sales, and (3) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the vacation ownership industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of our other debt.

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

The termination of the License Agreements would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. For example, we would not be able to rely on the strength of the Marriott and Ritz-Carlton brands to attract qualified prospects in the marketplace, which would cause our revenue and profits to decline and our marketing and sales expenses to increase. In addition, we would not be able to use www.marriott.com and www.ritzcarlton.com as channels through which to rent available inventory, which would cause our rental revenue to decline.

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

A number of highly competitive companies participate in the vacation ownership industry, including several branded hotel companies. Our brands compete with the vacation ownership brands of major hotel chains in national and international venues, as well as with the vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry. Innovations that impact the industry may also lead to new products and services that could disrupt our business model and create new and stronger competitors.

Recent and potential future consolidation in the highly fragmented timeshare industry may increase competition. For example, Interval Leisure Group, Inc., which operates the Interval International exchange program, acquired Hyatt Residence Club in October 2014 and announced in October 2015 that it had agreed to acquire the vacation ownership operations of Starwood Hotels & Resorts Worldwide, Inc., to be known as Vistana Signature Experiences, Inc. Diamond Resorts International, Inc. completed the acquisition of the vacation ownership business of Gold Key Resorts in October 2015 and the acquisition of the vacation ownership business of Intrawest Resort Club Group in January 2016. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.

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

If a Marriott International or Ritz-Carlton hotel property with which one of our resorts is co-located ceases to be operated by Marriott International or The Ritz-Carlton Hotel Company or one of their affiliates, our business could be harmed.

Approximately one-quarter of our vacation ownership resorts are co-located with Marriott International and Ritz-Carlton hotel properties. If a Marriott International or Ritz-Carlton branded hotel property with which one of our resorts is co-located ceases to be operated by Marriott International or The Ritz-Carlton Hotel Company or one of their affiliates, we could lose the benefits derived from co-location of our resorts, such as the sharing of amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We expect our overhead and operating costs for resorts that are no longer co-located with a Marriott International or Ritz-Carlton hotel property would increase. We would also lose our on-site access to hotel customers, including Marriott Rewards customer loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.

If we are not able to maintain relationships with third parties that support our marketing activities, our business could be harmed.

Many of our marketing activities require us to maintain relationships with third parties. For example, we market to existing Marriott Rewards customer loyalty program members and travelers who are staying in locations where we have resorts. We also market extensively to guests in Marriott International hotels that are located near one of our sales locations and have marketing partnerships with Marriott International’s North American reservation centers. In addition, we operate other local marketing venues in various high-traffic areas. If we are not able to maintain these marketing arrangements with these third parties on terms that are favorable to us or at all, our sales may decline, which could adversely affect our financial conditions and result of operations.

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

We conduct business in over 30 countries and territories, and our operations outside the United States represented approximately 15 percent of our revenues, excluding cost reimbursements, in 2015. International properties and operations expose us to a number of additional challenges and risks, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax-effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; (7) currency exchange rate fluctuations; and (8) other exposure to local economic risks. We also derive revenue from sales to customers from outside the United States that are transacted in United States dollars. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which our customers reside could reduce our revenues or profits.

Our business may be adversely affected by factors that disrupt or deter travel.

The profitability of the vacation ownership resorts that we develop and manage may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is impacted by the number of prospective owners who visit our resorts. Fear of exposure to contagious and other diseases, such as Ebola virus, H1N1 Flu, Avian Flu, the Zika virus and Severe Acute Respiratory Syndrome, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, radiation releases and oil spills, may deter travelers from scheduling sales tours at our resorts or cause them to cancel travel plans. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for vacation options such as our vacation ownership products may decrease if the cost of travel, including the cost of transportation and fuel, increases or if general economic conditions decline. Changes in the desirability of the locations where we develop and manage resorts as vacation destinations and changes in vacation and travel patterns may adversely affect our cash flows, revenue and profits.

Our business is subject to extensive regulation, and any failure to comply with applicable laws and regulations could have a material adverse effect on our business.

Our business is heavily regulated. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world. Some laws, regulations and policies impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau, the U.S. Department of the Treasury’s Office of Foreign Asset Control and the FCPA. Other laws, regulations and policies primarily affect one of four areas of our business: real estate development activities; marketing and sales activities; lending activities; and resort management activities. For more information regarding laws, regulations and policies to which we are subject, see “Business—Regulation.”

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

A number of laws and regulations govern our marketing and sales activities, such as vacation ownership and land sales acts, regulations implementing the USA PATRIOT Act and fair housing statutes, as well as rules governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, anti-fraud laws, prize, gift and sweepstakes laws, real estate, insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, seller of travel laws, securities laws, and other consumer protection laws. In addition, laws in many jurisdictions in which we sell vacation ownership interests grant the purchaser of a vacation ownership interest the right to cancel a purchase contract during a specified rescission period.

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

Many jurisdictions, including many jurisdictions in the United States, require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the vacation ownership interests and other real estate interests we market and sell. Regulation outside the United States includes, for example, European regulations to which our vacation ownership activities within the European Union are subject and Singaporean regulations to which certain of our Asia Pacific operations are subject. Among other things, the European and Singaporean regulations: (1) require delivery of specified disclosure (some of which must be provided in a specific format or language) to purchasers; (2) require a specified “cooling off” rescission period after a purchase is made; and (3) prohibit any advance payments during the “cooling off” rescission period.

Our lending activities are subject to a number of U.S. laws and regulations, including those of applicable supervisory agencies such as, in the United States, the Consumer Financial Protection Bureau, the FTC, and the Financial Crimes Enforcement Network, as well as laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, usury, fair debt collection practices, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.

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

Selling vacation ownership interests in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. We currently sell vacation ownership interests denominated in points from a single trust entity in each of our North America and Asia Pacific business segments. Thus, the primary source of inventory for each of these segments is concentrated in its corresponding trust. In contrast, under our prior business model, we sold weeks-based vacation ownership interests tied to specific resorts; we thus had more sources of inventory (i.e., resorts), and the risk of inventory depletion was diffused among those sources of inventory.

Temporary depletion of inventory available for sale can be caused by three primary factors: (1) delayed delivery of inventory under construction by us or third parties; (2) delayed receipt of required governmental registrations of inventory for sale; and (3) significant unanticipated increases in sales pace. If the inventory available for sale for a particular trust were to be depleted before new inventory is added and available for sale, we would be required to temporarily suspend sales until inventory is replenished. This could reduce our cash flow and have a negative impact on our results of operations.

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

We enter into a management agreement with the property owners’ association or other governing body at each of our resorts and, in the event a trust holds resorts or interests in resorts, with the trust’s governing body. The management fee is typically based on either a percentage of the budgeted cost to operate such resorts or a fixed fee arrangement. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs at the locations where we employ the associates providing on-site services. The terms of our management agreements typically range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides notice of termination before the expiration of the term. Any of these management contracts may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. Upon non-renewal or termination of our management agreement for a particular resort, the resort ceases to be part of our system and we lose the management fee revenue associated with the resort. If a management agreement is terminated or not renewed on favorable terms, our cash flows, revenues and profits could be adversely affected.

The maintenance and refurbishment of vacation ownership properties depends on maintenance fees paid by the owners of vacation ownership interests.

The maintenance fees that are levied on owners of our vacation ownership interests by property owners’ association boards are used to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with Marriott and Ritz-Carlton brand standards. If property owners’ association boards do not levy sufficient maintenance fees, or if owners of vacation ownership interests do not pay their maintenance fees, not only could our management fee revenue be adversely affected, but the vacation ownership properties could fall into disrepair and fail to comply with applicable brand standards. If a resort fails to comply with applicable brand standards, Marriott International or The Ritz-Carlton Hotel Company could terminate our rights under the applicable License Agreement to use its trademarks at the non-compliant resort, which would result in the loss of management fees, decrease customer satisfaction and impair our ability to market and sell our products at the non-compliant locations.

If maintenance fees at our resorts are required to be increased, our product could become less attractive and our business could be harmed.

The maintenance fees that are levied on owners of our vacation ownership interests by property owners’ association boards may increase as the costs to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with Marriott and Ritz-Carlton brand standards increase. Increased maintenance fees could make our products less desirable, which could have a negative impact on sales of our products.

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

Our pursuit of new business opportunities to grow our business may not be successful.

One of our strategic initiatives is to selectively pursue new business opportunities, such as the continued enhancement of our exchange programs, new management affiliations and acquisitions of existing vacation ownership and related businesses. There are substantial risks and uncertainties associated with these efforts, particularly in connection with opportunities in locations where the markets for vacation ownership products are not fully developed. We may invest significant time and resources in developing and marketing new businesses. Initial timetables for the introduction and development of new businesses may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of new businesses. Furthermore, any new business could strain our system of internal controls and diminish its effectiveness. Failure to successfully manage these risks in the development and implementation of new businesses could have a material adverse effect on our business, results of operations and financial condition.

Our share repurchase program may not enhance long-term stockholder value, and could increase the volatility of the market price of our common stock and diminish our cash reserves.

The share repurchase program authorized by our Board of Directors does not obligate us to repurchase any specific dollar amount, or to acquire any specific number, of shares of our common stock. The timing and amount of repurchases, if any, will depend upon several factors, including market conditions, business conditions, statutory and contractual restrictions, the trading price of our common stock and the nature of other investment opportunities available to us. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth, pursue possible future strategic opportunities and acquisitions, and discharge liabilities. Our share repurchases may not enhance stockholder value because the market price of our common stock may decline below the prices at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our common stock has a limited trading history. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant new business developments or significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles, including a new standard regarding revenue recognition that we will adopt in the first quarter of 2018;

•	the failure of securities analysts to continue to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the vacation ownership industry;

•	overall market fluctuations;

•	initiation of or developments in legal proceedings;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

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

Since the Spin-Off, we have identified excess land and inventory and have disposed of a significant portion of the land and inventory we identified. We may also conclude in the future that additional land and inventory are excess, in which case we would likely terminate plans to develop such land and instead seek to dispose of such excess land and inventory through bulk sales or other methods. If we identify additional excess land and inventory in the future, we may have to record additional non-cash impairment charges to write-down the value of such assets. Any such impairment charges may have an adverse impact on our financial position and results of operations. In addition, if real estate market conditions change, our estimates of the fair value of our excess land and inventory may change. If our estimates of the fair value of these assets decline, we may have to record additional non-cash impairment charges to write-down the value of such assets to the estimated fair value. Any such impairment charges may have an adverse impact on our financial position and results of operations.

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

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue and determination of cost of sales, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. For example, we are currently assessing the impact that the issuance of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is intended to significantly enhance comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues, will have on our financial statements.

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

In addition, provisions in our agreements with Marriott International may delay or prevent a merger or acquisition that a shareholder may consider favorable. Under the Tax Sharing and Indemnification Agreement, we agreed not to enter into any transaction involving an acquisition or issuance of our common stock or any other transaction (or, to the extent we have the right to prohibit it, to permit any such transaction) that could reasonably be expected to cause the distribution of our common stock to be taxable to Marriott International. We are required to indemnify Marriott International for any tax resulting from any such prohibited transaction, and we are required to meet various requirements, including obtaining the approval of Marriott International or obtaining an Internal Revenue Service (“IRS”) ruling or unqualified opinion of tax counsel acceptable to Marriott International, before engaging in such transactions. Further, our License Agreements with Marriott International and The Ritz-Carlton Hotel Company provide that a change in control may not occur without the consent of Marriott International or The Ritz-Carlton Hotel Company, respectively. A change in control for purposes of these agreements would occur if, among other things, a person or group acquires beneficial ownership of, or the power to exercise effective control over, shares of our common stock representing more than 15 percent of the combined voting power of the then-outstanding securities entitled to vote generally in elections of directors.

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

Certain of our executive officers and directors may have actual or potential conflicts of interest because of their ownership of Marriott International equity or their former positions with Marriott International.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 1, 2016, our portfolio consisted of 61 vacation ownership or residential properties in the United States and eight other countries and territories, including two hotels that we intend to convert to vacation ownership interests. These properties are described in Part I, Item 1, “Business,” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own all unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.

We own or lease our regional offices and sales centers, both in the United States and internationally. Our corporate headquarters in Orlando, Florida consists of approximately 160,000 square feet of leased space in two buildings, under a lease expiring in August 2021. We also own an office facility in Lakeland, Florida consisting of approximately 125,000 square feet.

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

Market Information and Dividends

Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “VAC.” We have not made any unregistered sales of our equity securities. The following table sets forth the high and low sales prices for our common stock and the per share cash dividends we declared for each fiscal quarter during the last two years.

	Stock Price		Dividends Declared Per Share
	High	Low
2015
Quarter ended March 27, 2015	$83.85	$70.00	$0.25
Quarter ended June 19, 2015	$90.88	$77.70	$0.25
Quarter ended September 11, 2015	$93.40	$65.70	$0.25
Quarter ended January 1, 2016	$74.63	$55.27	$0.30
2014
Quarter ended March 28, 2014	$56.20	$46.63	$—
Quarter ended June 20, 2014	$58.14	$50.61	$—
Quarter ended September 12, 2014	$61.78	$55.28	$—
Quarter ended January 2, 2015	$76.29	$57.48	$0.25

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

Holders of Record

On February 12, 2016, there were 25,767 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these record holders; however, we believe that there were approximately 37,000 beneficial owners of our common stock as of February 12, 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 12, 2015 – October 9, 2015	—	$—	—	3,605,937
October 10, 2015 – November 6, 2015	503,544	$63.60	503,544	3,102,393
November 7, 2015 – December 4, 2015	702,751	$60.00	702,751	2,399,642
December 5, 2015 – January 1, 2016	353,725	$59.59	353,725	2,045,917

(1)	On February 11, 2016, our Board of Directors approved the repurchase of up to an additional 2,000,000 shares of our common stock under our existing share repurchase program prior to March 24, 2017. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 8,900,000 shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

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

The following tables present a summary of selected historical consolidated financial data for the periods indicated below. The selected historical consolidated statements of income data for fiscal years 2015, 2014 and 2013 and the selected consolidated balance sheet data for fiscal years 2015 and 2014 are derived from our consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated statement of income data for fiscal years 2012 and 2011 and the selected consolidated balance sheet data for fiscal years 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this Annual Report.

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

The following table includes earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is a financial measure we use in our business that is not prescribed or authorized by United States Generally Accepted Accounting Principles (“GAAP”). We believe this measure is useful to help investors understand our results of operations. We explain this measure and reconcile it to the most directly comparable financial measure calculated and presented in accordance with GAAP in Footnote No. 2 to the following table.

The following selected historical financial and other data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Financial Statements and related notes included elsewhere in this Annual Report. All fiscal years included 52 weeks, except for 2013, which included 53 weeks.

	Fiscal Years
(in thousands, except per share amounts)	2015	2014	2013	2012	2011(1)
Statement of Income Data:
Total revenues	$1,830,463	$1,735,782	$1,749,688	$1,638,775	$1,624,279
Total revenues net of total expenses	201,123	156,498	143,920	37,971	(222,296)
Net income (loss)	122,799	80,756	79,730	6,149	(172,432)
Basic earnings (loss) per common share	3.90	2.40	2.25	0.19	(5.12)
Shares used in computing basic earnings (loss) per share	31,487	33,665	35,373	34,357	33,709
Diluted earnings (loss) per common share	$3.82	$2.33	$2.18	$0.18	$(5.12)
Shares used in computing diluted earnings (loss) per share	32,168	34,635	36,621	36,183	33,709
Balance Sheet Data:
Total assets	$2,395,026	$2,530,579	$2,623,230	$2,604,571	$2,843,052
Total debt, net	678,793	703,013	670,619	671,300	844,227
Total mandatorily redeemable preferred stock of consolidated subsidiary, net	38,989	38,816	38,643	38,470	38,270
Total liabilities	1,418,759	1,450,876	1,414,493	1,466,175	1,712,080
Total equity	976,267	1,079,703	1,208,737	1,138,396	1,130,972
Cash dividends declared per common share	1.05	0.25	—	—	—

	Fiscal Years
(in thousands, except per share amounts)	2015	2014	2013	2012	2011(1)
Other Data:
EBITDA(2)	$241,524	$180,965	$166,373	$78,670	$(183,548)
Contract sales(3):
Vacation ownership	$699,884	$698,765	$679,089	$686,768	$660,425
Residential products	28,420	14,514	14,813	996	15,244

Total before cancellation reversal	728,304	713,279	693,902	687,764	675,669
Cancellation reversal	—	—	—	—	3,643

Total contract sales	$728,304	$713,279	$693,902	$687,766	$679,312

(1)	The financial information presented for 2011 may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public company during the entirety of such year. Accordingly, our historical results for 2011 should not be relied upon as an indicator of our future performance.

(2)	EBITDA, a financial measure that is not prescribed or authorized by GAAP, is defined as earnings, or net income, before interest expense (excluding consumer financing interest expense), provision for income taxes, depreciation and amortization. For purposes of our EBITDA calculation, we do not adjust for consumer financing interest expense because the associated debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and that is generally non-recourse to us. Further, we consider consumer financing interest expense to be an operating expense of our business.

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

	Fiscal Years
($ in thousands)	2015	2014	2013	2012	2011(1)
Net income (loss)	$122,799	$80,756	$79,730	$6,149	$(172,432)
Interest expense(a)	12,810	11,692	12,574	17,661	747
Tax provision (benefit)	83,698	69,835	51,474	24,813	(44,882)
Depreciation and amortization	22,217	18,682	22,595	30,047	33,019

EBITDA	$241,524	$180,965	$166,373	$78,670	$(183,548)

(a)	Interest expense excludes consumer financing interest expense.

(3)	Contract sales represent the total amount of vacation ownership product sales under purchase agreements signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Statements of Income due to the requirements for revenue recognition described in Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of January 1, 2016, our portfolio consisted of 61 properties in the United States and eight other countries and territories, including two hotels. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory. See “Business—Segments” for further details regarding our individual properties by segment.

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

Sales of vacation ownership products may be made for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive a minimum down payment equal to ten percent of the purchase price plus the fair value of certain sales incentives provided to the purchaser. These sales incentives typically include Marriott Rewards Points or an alternative sales incentive that we refer to as

“plus points.” These plus points are redeemable for stays at our resorts, generally up to two years from the date of issuance. Sales incentives are only awarded if the sale is closed.

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

	Fiscal Years
	2015	2014	2013
Average FICO score	736	730	729

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

Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. Due to weakened economic conditions and our elimination of historical financing incentive programs, the percentage of customers choosing to finance their vacation ownership purchase with us (which we refer to as “financing propensity”) declined significantly through 2009 and then remained stable at 40 to 45 percent through early 2015. In the first half of 2015, we implemented new programs to help increase financing propensity. Based upon the success of these new programs, we are targeting a 50 to 55 percent financing propensity in 2016. We expect that interest income will begin to increase as new originations of vacation ownership notes receivable from growth in the business and higher financing propensity levels begin to outpace the decline in principal of our existing vacation ownership notes receivable portfolio.

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

	Fiscal Years
	2015	2014	2013
Historical default rates	3.3%	3.9%	3.9%

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

Consolidated Results

The following discussion presents an analysis of our results of operations for 2015, 2014 and 2013.

	Fiscal Years
($ in thousands)	2015	2014	2013
Revenues
Sale of vacation ownership products	$675,329	$647,488	$671,284
Resort management and other services	312,229	298,283	290,848
Financing	124,033	128,909	141,306
Rental	312,997	264,307	261,533
Cost reimbursements	405,875	396,795	384,717

Total revenues	1,830,463	1,735,782	1,749,688

Expenses
Cost of vacation ownership products	204,299	196,444	213,592
Marketing and sales	330,599	315,410	315,610
Resort management and other services	199,895	199,258	206,593
Financing	24,194	24,148	24,594
Rental	259,729	237,920	250,850
General and administrative	102,963	98,562	99,379
Litigation settlement	(232)	19,494	3,230
Organizational and separation related	1,174	3,438	12,308
Consumer financing interest	24,658	26,464	31,375
Royalty fee	58,982	59,970	62,049
Impairment	324	1,381	1,471
Cost reimbursements	405,875	396,795	384,717

Total expenses	1,612,460	1,579,284	1,605,768

Gains and other income	9,557	5,171	922
Interest expense	(12,810)	(11,692)	(12,574)
Equity in earnings	187	74	190
Impairment reversals (charges) on equity investment	—	540	(1,254)
Other	(8,440)	—	—

Income before income taxes	206,497	150,591	131,204
Provision for income taxes	(83,698)	(69,835)	(51,474)

Net income	$122,799	$80,756	$79,730

Contract Sales

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract Sales
Vacation ownership	$699,884	$698,765	$1,119	NM
Residential products	28,420	14,514	13,906	96%

Total contract sales	$728,304	$713,279	$15,025	2%

NM = not meaningful

The $15.0 million increase in total contract sales was driven by $28.4 million of higher residential contract sales in our Asia Pacific segment, $11.7 million of higher vacation ownership contract sales in our key North America segment and $0.2 million of higher vacation ownership contract sales in our Asia Pacific segment, partially offset by $10.8 million of lower contract sales in our Europe segment and $14.5 million of lower residential contract sales in our North America segment.

The increase in vacation ownership contract sales in our North America segment reflected a $14.5 million increase in sales at on-site sales locations and a $3.0 million increase in fractional sales as we continue to sell through remaining luxury inventory, partially offset by a $5.8 million decrease in sales at off-site (non tour-based) sales locations. The increase in sales at on-site sales locations included a $3.7 million decline in sales to Latin American customers. The decline in sales at off-site sales locations included $9.6 million of lower sales in our Latin American sales channels as a result of the strengthening of the U.S. dollar in the second half of 2015, partially offset by $3.8 million of higher contract sales at our other off-site sales locations.

The increase in sales at on-site sales locations reflected a 2.5 percent increase in the number of tours. VPG remained flat at $3,386 in both years, and was negatively impacted in the second half of 2015 by the strength of the U.S. dollar, primarily impacting Latin American customers purchasing in the U.S., as well as Japanese customers purchasing at our resort in Oahu. VPG benefitted from higher pricing and a 0.1 percentage point increase in closing efficiency, which was offset by a decrease in the number of points sold per contract due to the increase in sales to existing owners in 2015, as existing owners buy fewer points per contract than new owners. The increase in the number of tours was driven by an increase in existing owner tours. In the first quarter of 2015, we announced enhancements to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points prior to the end of the second quarter of 2015, which resulted in an increase in existing owner tours. This was partially offset by the decrease in the number of tours in the third quarter of 2015 as a result of hurricane and threatened hurricane activity.

Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015 for $28.4 million. In the third quarter of 2015, we reinvested the proceeds from this disposition into the purchase of an operating hotel located in Surfers Paradise, Australia. We intend to convert a portion of this hotel into a new timeshare destination with an on-site sales location and sell the remainder to a third party.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Contract Sales
Vacation ownership	$698,765	$679,089	$19,676	3%
Residential products	14,514	14,813	(299)	(2%)

Total contract sales	$713,279	$693,902	$19,377	3%

Excluding the impact of the additional week in 2013, total contract sales increased $29.7 million and were driven by $19.8 million of higher contract sales in our North America segment and $12.7 million of higher contract sales in our Europe segment, partially offset by $2.8 million of lower contract sales in our Asia Pacific segment. The $19.4 million increase in total contract sales was driven by $11.3 million of higher vacation ownership contract sales in our key North America segment and $11.4 million of higher contract sales in our Europe segment, partially offset by $3.0 million of lower contract sales in our Asia Pacific segment and $0.3 million of lower residential contract sales in our North America segment.

The increase in vacation ownership contract sales in our North America segment reflected a $12.3 million increase in sales at on-site sales locations, and a $1.0 million decline in sales at off-site (non tour-based) sales locations. The increase in sales at on-site sales locations reflected a 6 percent increase in VPG to $3,386 in 2014 from $3,200 in 2013, partially offset by a 3 percent decline in the number of tours. The increase in VPG was due to higher pricing, a 0.3 percentage point increase in closing efficiency and an increase in the number of points sold per contract. Excluding the impact of the additional week in 2013, the number of tours declined 1.5 percent. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend continued to reduce our existing owner tour flow in 2014 because fewer owners were in our resorts, and their stays in our resorts were shorter, than in prior years. We implemented new programs in 2014 aimed at generating additional existing owner tours and new marketing programs targeted toward first-time buyers.

Sale of Vacation Ownership Products

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract sales	$728,304	$713,279	$15,025	2%
Revenue recognition adjustments:
Reportability	(1,652)	(15,502)	13,850
Sales reserve	(32,999)	(31,272)	(1,727)
Other(1)	(18,324)	(19,017)	693

Sale of vacation ownership products	$675,329	$647,488	$27,841	4%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The higher sales reserve is driven by the higher vacation ownership contract sales and the impact of higher financing propensity in our North America segment, partially offset by a decrease in the estimated default activity in our North America segment compared to 2014. Revenue reportability had a $1.7 million negative impact in 2015, compared to a $15.5 million negative impact in 2014 due to fewer sales meeting the down payment requirements for revenue reportability and more sales in the rescission period at the end of 2014.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Contract sales	$713,279	$693,902	$19,377	3%
Revenue recognition adjustments:
Reportability	(15,502)	29,206	(44,708)
Sales reserve	(31,272)	(35,931)	4,659
Other(1)	(19,017)	(15,893)	(3,124)

Sale of vacation ownership products	$647,488	$671,284	$(23,796)	(4%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The lower vacation ownership notes receivable reserve activity is due to a decrease in estimated default activity compared to 2013. Revenue reportability was higher in 2013 because the rescission period related to certain sales had expired, of which $20.0 million related to the impact of extended rescission periods in our Europe segment in 2013.

Development Margin

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Sale of vacation ownership products	$675,329	$647,488	$27,841	4%
Cost of vacation ownership products	(204,299)	(196,444)	(7,855)	(4%)
Marketing and sales	(330,599)	(315,410)	(15,189)	(5%)

Development margin	$140,431	$135,634	$4,797	4%

Development margin percentage	20.8%	20.9%	(0.1 pts )

The increase in development margin reflected the following:

•	$8.6 million from higher revenue reportability compared to the prior year comparable period;

•	$4.0 million of lower development expenses due to more costs being capitalized in 2015 compared to 2014 and the disposition of land and related assets in Kauai in the fourth quarter of 2014 and second quarter of 2015 and at The Abaco Club on Winding Bay (“The Abaco Club”), in the Bahamas, in the third quarter of 2014;

•	$3.1 million from higher residential contract sales ($5.9 million from the sale of residential inventory in our Asia Pacific segment in 2015 compared to $2.8 million from the sale of residential inventory in our North America segment in 2014); and

•	$0.8 million from higher favorable product cost true-ups ($7.3 million in 2015 compared to $6.5 million in 2014).

These increases were partially offset by the following:

•	$9.9 million decline from the change in vacation ownership contract sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $14.3 million from higher marketing and sales costs due to an inability to leverage fixed costs on lower sales volumes in our Europe segment, investment in new programs to help generate future incremental tour volumes and higher marketing and sales related program costs in our North America segment, partially offset by $3.3 million from a favorable mix of lower cost real estate inventory being sold and $1.1 million from the higher vacation ownership contract sales volume; and

•	$1.8 million from the higher sales reserve activity in 2015, including $1.0 million in our Asia Pacific segment and $0.7 million in our North America segment due to the increase in financing propensity.

The 0.1 percentage point decline in the development margin percentage reflected a 2.2 percentage point decline due to higher marketing and sales spending and a 0.2 percentage point decline from the higher vacation ownership notes receivable reserve activity. This was partially offset by a 0.9 percentage point increase due to the favorable revenue reportability year-over-year, a 0.7 percentage point increase from the lower development expenses, a 0.5 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in 2015, a 0.1 percentage point increase due to the higher favorable product cost true-up activity year-over-year, and a 0.1 percentage point increase from the higher North America vacation ownership contract sales (which have a development margin that is higher than the company-wide average) and the lower Europe vacation ownership contract sales (which have a development margin that is lower than the company-wide average).

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Sale of vacation ownership products	$647,488	$671,284	$(23,796)	(4%)
Cost of vacation ownership products	(196,444)	(213,592)	17,148	8%
Marketing and sales	(315,410)	(315,610)	200	NM

Development margin	$135,634	$142,082	$(6,448)	(5%)

Development margin percentage	20.9%	21.2%	(0.3 pts)

The decline in development margin reflected a $26.5 million impact from lower revenue reportability year-over-year (of which $11.4 million related to the impact of extended rescission periods in our Europe segment in 2013) and $11.2 million of lower favorable product cost true-ups ($6.5 million in 2014 compared to $17.7 million in 2013). These declines were partially offset by a $25.4 million increase from higher contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven mainly by $22.4 million from a favorable mix of lower cost real estate inventory being sold, $1.8 million from more efficient marketing and sales spending and $1.2 million from the net impact of the higher contract sales volume. In addition, the development margin reflected a $4.4 million impact from the decrease in vacation ownership notes receivable reserve activity and $1.5 million of severance related to the restructuring of sales locations in Europe in 2013.

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

Resort Management and Other Services Revenues, Expenses and Margin

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Management fee revenues	$77,612	$73,936	$3,676	5%
Other services revenues	234,617	224,347	10,270	5%

Resort management and other services revenues	312,229	298,283	13,946	5%
Resort management and other services expenses	(199,895)	(199,258)	(637)	NM

Resort management and other services margin	$112,334	$99,025	$13,309	13%

Resort management and other services margin percentage	36.0%	33.2%	2.8 pts

The increase in resort management and other services revenues reflected $4.0 million of higher ancillary revenues, $3.7 million of higher management fees (net of $1.1 million negative foreign exchange impact in our Europe segment), $2.4 million of higher resales commission and other revenues, $2.1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program and $1.7 million of higher settlement and lien fees due to an increase in the number of contracts closed and higher assessed lien fees. The increase in ancillary revenues included a $6.9 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts, $7.4 million of ancillary revenues at the operating hotel in Australia acquired in the third quarter of 2015 and $2.0 million of ancillary revenues at the operating hotel in San Diego acquired in the first quarter of 2015. These increases were partially offset by an $8.9 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing of the operation of a restaurant during the prior year, as well a $3.4 million decline from the changes in foreign exchange rates in our Europe segment.

The improvement in the resort management and other services margin reflected the changes in revenue, as well as $0.6 million of lower expenses, including $14.4 million of ancillary expense savings from the dispositions, closure and outsourcing noted above and $3.7 million from the changes in foreign exchange rates in our Europe segment, partially offset by $9.8 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues from our existing resorts in 2015, $6.1 million from the operation of the hotel in Australia and $1.6 million from the operation of the hotel in San Diego.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Management fee revenues	$73,936	$69,662	$4,274	6%
Other services revenues	224,347	221,186	3,161	1%

Resort management and other services revenues	298,283	290,848	7,435	3%
Resort management and other services expenses	(199,258)	(206,593)	7,335	4%

Resort management and other services margin	$99,025	$84,255	$14,770	17%

Resort management and other services margin percentage	33.2%	29.0%	4.2 pts

The increase in resort management and other services revenues reflected $4.3 million of higher management fees, $3.0 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $2.9 million of higher fees from external exchange service providers and $1.6 million of higher resales commission, partially offset by $3.5 million of lower ancillary revenues. The decrease in ancillary revenues included a $3.2 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014 and a $1.8 million decline at The Abaco Club in the Bahamas, partially offset by a $1.5 million increase in ancillary revenues from food and beverage and golf offerings at our resorts.

The improvement in the resort management and other services margin reflected the increase in revenue, as well as $5.4 million of lower ancillary expenses due to the dispositions noted above and other operating improvements and $1.9 million of lower customer service and MVCD program expenses in 2014 compared to 2013.

Financing Revenues, Expenses and Margin

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Interest income	$118,020	$122,551	$(4,531)	(4%)
Other financing revenues	6,013	6,358	(345)	(5%)

Financing revenues	124,033	128,909	(4,876)	(4%)
Financing expenses	(24,194)	(24,148)	(46)	NM
Consumer financing interest expense	(24,658)	(26,464)	1,806	7%

Financing margin	$75,181	$78,297	$(3,116)	(4%)

Financing propensity	50%	44%

The decrease in financing revenues was due to a $48.4 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues, partially offset by lower consumer financing interest expense. The lower consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances ($2.2 million), partially offset by an increase in the outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($0.4 million). The lower average interest rate reflected the continued pay down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

The increase in financing propensity resulted from new programs implemented in the first half of 2015, which helped increase financing propensity from the 40 to 45 percent average achieved in recent years. As a result of these programs, we expect that interest income will begin to increase in the near term as new originations of vacation ownership notes receivable begin to outpace the decline in principal of existing vacation ownership notes receivables. We are targeting a 50 to 55 percent financing propensity in 2016.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Interest income	$122,551	$134,735	$(12,184)	(9%)
Other financing revenues	6,358	6,571	(213)	(3%)

Financing revenues	128,909	141,306	(12,397)	(9%)
Financing expenses	(24,148)	(24,594)	446	2%
Consumer financing interest expense	(26,464)	(31,375)	4,911	16%

Financing margin	$78,297	$85,337	$(7,040)	(8%)

Financing propensity	44%	42%

The decrease in financing revenues was due to an $84.3 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The decline in financing margin reflects the lower financing revenues, partially offset by lower consumer financing interest expense due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($3.0 million) as well as a lower average interest rate ($1.9 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

Rental Revenues, Expenses and Margin

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Rental revenues	$312,997	$264,307	$48,690	18%
Unsold maintenance fees — upscale	(55,397)	(51,328)	(4,069)	(8%)
Unsold maintenance fees — luxury	(7,733)	(9,639)	1,906	20%

Unsold maintenance fees	(63,130)	(60,967)	(2,163)	(4%)
Other rental expenses	(196,599)	(176,953)	(19,646)	(11%)

Rental margin	$53,268	$26,387	$26,881	102%

Rental margin percentage	17.0%	10.0%	7.0 pts

	Fiscal Years		Change		% Change
	2015	2014
Transient keys rented(1)	1,179,905	1,114,370	65,535		6%
Average transient key rate	$219.45	$211.68	$7.77		4%
Resort occupancy	89.0%	89.4%	(0.4 pts	)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 6 percent increase in transient keys rented ($13.9 million) primarily sourced from a 7 percent increase in available keys, a company-wide 4 percent increase in average transient rate ($9.2 million) driven by stronger consumer demand, $5.2 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $4.0 million increase in preview keys and other revenue. In addition, we generated $9.4 million of revenue from the operation of the hotel in San Diego acquired during the first quarter of 2015 and $7.0 million of revenue from the operation of the hotel in Australia acquired in the third quarter of 2015.

The increase in rental margin reflected $19.1 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as $6.5 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off ($2.2 million favorable adjustment in 2015 compared to $4.3 million unfavorable charge in 2014) and the $5.2 million increase in plus points revenue, partially offset by a $2.9 million loss from the operation of the hotel in San Diego and a $1.0 million loss from the operation of the hotel in Australia.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Rental revenues	$264,307	$261,533	$2,774	1%
Unsold maintenance fees — upscale	(51,328)	(54,307)	2,979	5%
Unsold maintenance fees — luxury	(9,639)	(12,180)	2,541	21%

Unsold maintenance fees	(60,967)	(66,487)	5,520	8%
Other rental expenses	(176,953)	(184,363)	7,410	4%

Rental margin	$26,387	$10,683	$15,704	147%

Rental margin percentage	10.0%	4.1%	5.9 pts

	Fiscal Years
	2014	2013	Change		% Change
Transient keys rented (1)	1,114,370	1,098,755	15,615		1%
Average transient key rate	$211.68	$205.68	$6.00		3%
Resort occupancy	89.4%	90.0%	(0.6 pts	)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a company-wide 3 percent increase in average transient rate (nearly $6.7 million) and a company-wide 1 percent increase in transient keys rented ($3.2 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory. These increases were partially offset by $7.0 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The increase in rental margin reflected $23.0 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by the $7.0 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program) and $0.3 million of higher charges associated with Marriott Rewards Points issued prior to the Spin-Off ($4.3 million unfavorable charge in 2014 compared to $4.0 million unfavorable charge in 2013).

Cost Reimbursements

2015 Compared to 2014

Cost reimbursements increased $9.1 million, or 2.3 percent, over 2014, reflecting an increase of $16.7 million due to higher costs and $5.1 million due to additional managed unit weeks in 2015, partially offset by $6.5 million of lower costs associated with management contracts that were terminated prior to 2015 and a $6.2 million negative impact from foreign exchange rates in our Europe segment.

2014 Compared to 2013

Cost reimbursements increased $12.1 million, or 3 percent, over the prior year, reflecting an increase of $12.9 million due to higher costs and $3.0 million due to additional managed unit weeks in 2014, partially offset by $3.8 million of lower costs associated with two management contracts that were terminated in 2013.

General and Administrative

2015 Compared to 2014

General and administrative expenses increased $4.4 million (from $98.6 million to $103.0 million) and were driven by $2.7 million of higher personnel related and other costs net of lower depreciation and cost savings and $1.7 million of costs related to a refurbishment project in 2015.

2014 Compared to 2013

General and administrative expenses decreased $0.8 million (from $99.4 million to $98.6 million) and included $3.0 million of savings related to organizational and separation related efforts in the human resources, information technology and finance and accounting organizations, partially offset by $1.1 million of higher personnel related costs and $1.1 million from the favorable resolution of an international tax (non-income tax) matter in 2013.

Litigation Settlement

2015

During the first quarter of 2015, we reversed $0.3 million of an accrual from the sale of The Abaco Club in the Bahamas in the fourth quarter of 2014 because actual costs incurred were lower than expected.

2014

During the fourth quarter of 2014, we completed the sale of The Abaco Club in the Bahamas. As a result of the sale we recorded a loss of $23.8 million, which is included in the Litigation settlement line on the Statement of Income. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for further information related to this transaction.

During the third quarter of 2014, an agreement in principle was reached to settle an action related to The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”). As a result of the agreement in principle, we recorded a charge of $3.2 million, which is included in the Litigation settlement line on the Statement of Income. See Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for further information related to this pending action.

During the second quarter of 2014, we agreed to settle a dispute with a service provider relating to services provided to us prior to 2011. The dispute related to certain lawsuits and claims asserted by several residential unit and fractional interest owners at the RCC San Francisco, a project within our North America segment, who questioned the adequacy of disclosures made regarding bonds issued for that project under California’s Mello-Roos Community Facilities Act of 1982 and their payment obligations with respect to such bonds. In connection with the settlement, we received a one-time payment of $7.6 million after the end of the second quarter from the service provider, which no longer provides services to us. We recorded a gain of $7.6 million as a result of the settlement, which is included in the Litigation settlement line on the Statement of Income.

2013

In the first quarter of 2013 we reversed $1.5 million of the charge we recorded in 2012 based upon final settlement of the lawsuit related to the RCC San Francisco that was pending at the end of 2012. In the fourth quarter of 2013 we recorded a $4.7 million charge related to the settlement of a lawsuit related to a project in our Europe segment. The plaintiffs in this lawsuit alleged breach of a partnership agreement and copyright infringement in connection with renovations at that project.

Organizational and Separation Related Efforts

2015 Compared to 2014 and 2014 Compared to 2013

Following the Spin-Off, Marriott International continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements, most of which we had ceased using as of the end of 2013. In connection with our organizational and separation related activities, we incurred certain expenses to complete our separation from Marriott International. These costs primarily related to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology, and related finance and accounting organizations to support our stand-alone public company needs. We do not expect to incur organizational and separation related expenses after 2015.

Organizational and separation related expenses, as reflected on our Statements of Income, continued to decline on an annual basis and were $1.2 million in 2015, $3.4 million in 2014 and $12.3 million in 2013.

Interest Expense

2015 Compared to 2014

Interest expense increased $1.1 million (from $11.7 million to $12.8 million) due to $2.5 million of lower capitalized interest costs because we had fewer projects under construction in 2015 compared to 2014 due to the use of capital efficient structures, partially offset by a $0.7 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International and a $0.7 million decline in other interest expense. Due to the payoff of the liability associated with the Marriott Rewards customer loyalty program, we will not incur further interest expense associated with this liability in the future.

2014 Compared to 2013

Interest expense decreased $0.9 million (from $12.6 million to $11.7 million) due to a $1.4 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under the Marriott Rewards Agreement and a $1.0 million decline in other interest expense, partially offset by $1.5 million of lower capitalized interest costs.

Royalty Fee

2015 Compared to 2014

Royalty fee expense decreased $1.0 million in 2015 (from $60.0 million to $59.0 million), and included $2.0 million of lower costs due to a higher portion of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent), partially offset by $1.0 million of higher costs due to higher closings in 2015. Royalty fee expense decreased despite higher sales of our real estate inventory, as the $28.4 million of residential contract sales in our Asia Pacific segment were unbranded and did not require us to pay a royalty fee.

2014 Compared to 2013

Royalty fee expense decreased $2.0 million in 2014 (from $62.0 million in 2013 to $60.0 million in 2014), and included $1.0 million of lower costs due to a higher portion of sales of pre-owned inventory, which carries a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent), and $1.0 million of lower costs due to the additional week in 2013.

Impairment

2015 Compared to 2014 and 2014 Compared to 2013

In 2015, we recorded an impairment charge of $0.3 million associated with a building at one of our projects in our North America segment. In 2014, we recorded impairment charges of $0.8 million associated with a building as a result of a termination of a land lease at one of our projects in our North America segment, $0.4 million associated with sales center assets in our North America segment and $0.2 million associated with the closure of an ancillary operation in our North America segment. In 2013, we recorded an impairment charge of $1.5 million related to a leased golf course at a project in our Europe segment.

Gains and Other Income

2015 Compared to 2014 and 2014 Compared to 2013

Gains and other income of $9.6 million during 2015 included an $8.7 million gain on the disposition of undeveloped land in Kauai, Hawaii and a $0.9 million gain from the disposition of a golf course and adjacent undeveloped land in Orlando, Florida. We disposed of the golf course and undeveloped land in Orlando, Florida in the first quarter of 2014 and, as a condition of the sale, we continued to operate the golf course through the end of the first quarter of 2015 at our own risk. We utilized the performance of services method to record a gain of $3.1 million over the period during which we operated the golf course, $0.9 million of which was recorded in 2015.

Gains and other income of $5.2 million during 2014 included a $2.9 million gain on the disposition of undeveloped and partially developed land, an operating golf course and related assets, in Kauai, Hawaii and a $2.2 million gain related to the disposition of the golf course and adjacent undeveloped land in Orlando, Florida. Gains and other income of $0.9 million during 2013 related to a gain on the disposition of a multi-family parcel in St. Thomas, U.S. Virgin Islands.

Equity in Earnings

2015 Compared to 2014 and 2014 Compared to 2013

Equity in earnings, which relates to our investment in a joint venture in our Asia Pacific segment, was $0.2 million during 2015, $0.1 million during 2014 and $0.2 million during 2013.

Impairment Reversals (Charges) on Equity Investment

2015 Compared to 2014 and 2014 Compared to 2013

There were no impairment charges or reversals on equity investment in 2015. In 2014, we reduced our accrual by $0.5 million for remaining costs we expected to incur in connection with an interest in an equity method investment in a joint venture project in our North America segment. In 2013, we increased our accrual by $8.7 million for remaining costs we expected to incur in connection with an interest in an equity method investment in a joint venture project in our North America segment. This was partially offset by $7.4 million of earnings attributed to a partial repayment of previously reserved receivables due from the same joint venture.

Other

2015 Compared to 2014 and 2014 Compared to 2013

In 2015, we incurred $5.7 million of transaction related costs associated with the completion of our purchase of an operating hotel located in Surfers Paradise, Australia, which was required to be accounted for as a business combination for which transaction costs are expensed. See Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for further information related to this transaction. In addition, we incurred $2.1 million associated with potential acquisition opportunities and $0.6 million of costs associated with the New York and the South Beach area of Miami Beach transactions discussed in Footnote No. 19, “Subsequent Events”, to our Financial Statements. We did not incur any transaction related costs during 2014 or 2013.

Income Tax

Our effective tax rates for fiscal years 2015, 2014 and 2013 were 40.53%, 46.37% and 39.23%, respectively. Our tax rate is affected by recurring items, such as non-deductible expenses, tax rates in foreign jurisdictions and the relative amount of income we earn in different jurisdictions, which, with the exception of the loss on the disposition of The Abaco Club in the Bahamas in 2014, we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following is a description of the items impacting our effective tax rate during the current and prior two years.

2015 Compared to 2014

Our provision for income taxes increased $13.9 million (from $69.8 million to $83.7 million) due to higher consolidated income before income taxes in the United States and an increase in tax from foreign jurisdictions.

2014 Compared to 2013

Our provision for income taxes increased $18.3 million (from $51.5 million to $69.8 million) due to higher consolidated income before income taxes and the change in the geographic composition of income before income taxes. We had lower income before income taxes in our foreign jurisdictions during 2014, as compared to 2013, due to the loss on the disposition of The Abaco Club in the Bahamas during the fourth quarter of 2014 and an increase in the income before income taxes attributable to the United States.

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

The table below shows our EBITDA calculation and reconciles that measure with Net income.

	Fiscal Years
($ in thousands)	2015	2014	2013
Net income	$122,799	$80,756	$79,730
Interest expense	12,810	11,692	12,574
Tax provision	83,698	69,835	51,474
Depreciation and amortization	22,217	18,682	22,595

EBITDA	$241,524	$180,965	$166,373

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 17, “Business Segments,” to our Financial Statements for further information on our segments, and “Business—Segments” for further details regarding our individual properties by segment.

As of January 1, 2016, our portfolio consisted of the following 61 properties by segment:

	U.S. (1)	Non-U.S.	Total
North America(2)	47	5	52
Europe	—	5	5
Asia Pacific(3)	—	4	4

Total	47	14	61

(1)	Includes properties located in the 48 contiguous states, Hawaii and Alaska.

(2)	Includes an operating hotel in San Diego, California acquired during the first quarter of 2015, which is operated by a third party, that we intend to convert, in its entirety, into vacation ownership interests for future use in our MVCD program.

(3)	Includes a 329 room operating hotel in Surfers Paradise, Australia acquired during the third quarter of 2015, which is operated by a third party. We intend to convert a portion of this hotel into vacation ownership interests for future use in our Asia Pacific segment, and sell the remaining downsized hotel to a third party.

North America

The following discussion presents an analysis of our results of operations for 2015, 2014 and 2013.

	Fiscal Years
($ in thousands)	2015	2014	2013
Revenues
Sale of vacation ownership products	$586,774	$577,781	$583,038
Resort management and other services	272,596	262,727	255,190
Financing	115,738	120,111	132,403
Rental	277,348	234,668	232,353
Cost reimbursements	369,467	354,270	341,832

Total revenues	1,621,923	1,549,557	1,544,816

	Fiscal Years
($ in thousands)	2015	2014	2013
Expenses
Cost of vacation ownership products	164,200	170,012	184,554
Marketing and sales	288,260	272,302	269,569
Resort management and other services	166,233	168,764	175,838
Rental	225,043	209,371	221,875
Litigation settlement	(370)	19,244	(1,503)
Organizational and separation related	532	894	42
Royalty fee	7,971	8,825	9,774
Impairment	324	1,381	—
Cost reimbursements	369,467	354,270	341,832

Total expenses	1,221,660	1,205,063	1,201,981

Gains and other income	9,600	5,350	922
Equity in earnings	200	205	192
Impairment reversals (charges) on equity investment	—	540	(1,254)
Other	(622)	—	—

Segment financial results	$409,441	$350,589	$342,695

Contract Sales

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract Sales
Vacation ownership	$631,403	$619,688	$11,715	2%
Residential products	—	14,514	(14,514)	(100%)

Total contract sales	$631,403	$634,202	$(2,799)	NM

The increase in vacation ownership contract sales in our North America segment reflected a $14.5 million increase in sales at on-site sales locations and a $3.0 million increase in fractional sales as we continue to sell through remaining luxury inventory, partially offset by a $5.8 million decrease in sales at off-site (non tour-based) sales locations. The increase at on-site sales locations included a $3.7 million decline in sales to Latin American customers. The decline in sales at off-site sales locations included $9.6 million of lower sales in our Latin American sales channels as a result of the strengthening of the U.S. dollar in the second half of 2015, partially offset by $3.8 million of higher contract sales at our other off-site sales locations.

The increase in sales at on-site sales locations reflected a 2.5 percent increase in the number of tours. VPG remained flat at $3,386 in both years, and was negatively impacted in the second half of 2015 by the strength of the U.S. dollar, primarily impacting Latin American customers purchasing in the U.S., as well as Japanese customers purchasing at our resort in Oahu. VPG benefitted from higher pricing and a 0.1 percentage point increase in closing efficiency, which was offset by a decrease in the number of points sold per contract due to the increase in sales to existing owners in 2015, as existing owners buy fewer points per contract than new owners. The increase in the number of tours was driven by an increase in existing owner tours. In the first quarter of 2015, we announced enhancements to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points prior to the end of the second quarter of 2015, which resulted in an increase in existing owner tours. This was partially offset by the decrease in the number of tours in the third quarter of 2015 as a result of hurricane and threatened hurricane activity.

The decline in residential contract sales was due to the sale of $14.5 million of excess residential inventory in the prior year comparable period.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Contract Sales
Vacation ownership	$619,688	$608,364	$11,324	2%
Residential products	14,514	14,813	(299)	(2%)

Total contract sales	$634,202	$623,177	$11,025	2%

Excluding the impact of the additional week in 2013, contract sales increased $19.8 million in our North America segment. The increase in vacation ownership contract sales in our North America segment reflected a $12.3 million increase in sales at on-site sales locations, and a $1.0 million decline in sales at off-site (non tour-based) sales locations. The increase in sales at on-site sales locations reflected a 6 percent increase in VPG to $3,386 in 2014 from $3,200 in 2013, partially offset by a 3 percent decline in the number of tours. The increase in VPG was due to higher pricing, a 0.3 percentage point increase in closing efficiency and an increase in the number of points sold per contract. Excluding the impact of the additional week in 2013, the number of tours declined 1.5 percent. The decline in the number of tours continued to be driven by an increase in weeks-based owner utilization of the MVCD program, with owners taking advantage of the program’s flexibility to take vacations of shorter duration and exercise alternative usage options. This trend continued to reduce our existing owner tour flow in 2014 because fewer owners were in our resorts, and their stays in our resorts were shorter, than in prior years. We implemented new programs in 2014 aimed at generating additional existing owner tours and new marketing programs targeted toward first-time buyers.

Sale of Vacation Ownership Products

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract sales	$631,403	$634,202	$(2,799)	NM
Revenue recognition adjustments:
Reportability	(841)	(12,911)	12,070
Sales reserve	(26,077)	(24,753)	(1,324)
Other(1)	(17,711)	(18,757)	1,046

Sale of vacation ownership products	$586,774	$577,781	$8,993	2%

(1) Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $0.8 million negative impact in 2015, compared to a $12.9 million negative impact in 2014 due to fewer sales meeting the down payment requirements for revenue reportability and more sales in the rescission period at the end of 2014. The higher sales reserve is driven by the higher vacation ownership contract sales and the impact of higher financing propensity, partially offset by a decrease in the estimated default activity compared to 2014.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Contract sales	$634,202	$623,177	$11,025	2%
Revenue recognition adjustments:
Reportability	(12,911)	5,356	(18,267)
Sales reserve	(24,753)	(29,699)	4,946
Other(1)	(18,757)	(15,796)	(2,961)

Sale of vacation ownership products	$577,781	$583,038	$(5,257)	(1%)

(1) Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The lower vacation ownership notes receivable reserve activity is due to a decrease in estimated default activity compared to 2013.

Development Margin

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Sale of vacation ownership products	$586,774	$577,781	$8,993	2%
Cost of vacation ownership products	(164,200)	(170,012)	5,812	3%
Marketing and sales	(288,260)	(272,302)	(15,958)	(6%)

Development margin	$134,314	$135,467	$(1,153)	(1%)

Development margin percentage	22.9%	23.4%	(0.5 pts )

The decrease in development margin reflected the following:

•	$5.0 million from higher vacation ownership contract sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $10.3 million from higher marketing and sales costs due to investment in new programs to help generate future incremental tour volumes and higher marketing and sales related program costs, partially offset by $2.8 million from the higher vacation ownership contract sales and $2.5 million from a favorable mix of lower cost vacation ownership real estate inventory being sold;

•	$2.8 million from lower residential contract sales (no residential sales in 2015 compared to $14.5 million from the sale of residential inventory in 2014);

•	$1.3 million from lower favorable product cost true-ups ($5.0 million in 2015 compared to $6.3 million in 2014); and

•	$0.7 million from higher sales reserve activity in 2015 due to the increase in financing propensity.

These decreases were partially offset by $7.4 million from higher revenue reportability compared to the prior year comparable period and $1.2 million of lower development expenses primarily from the disposition of land and related assets in Kauai in the fourth quarter of 2014 and second quarter of 2015, and The Abaco Club in the Bahamas in the third quarter of 2014.

The 0.5 percentage point decline in the development margin percentage reflected a 1.8 percentage point decline due to higher marketing and sales spending and a 0.2 percentage point decrease due to the lower favorable product cost true-up activity year-over-year. These declines were partially offset by a 0.9 percentage point increase due to the favorable revenue reportability year-over-year, a 0.4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in 2015, and a 0.2 percentage point increase due to the lower development expenses as a result of the disposition of land and assets noted above.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Sale of vacation ownership products	$577,781	$583,038	$(5,257)	(1%)
Cost of vacation ownership products	(170,012)	(184,554)	14,542	8%
Marketing and sales	(272,302)	(269,569)	(2,733)	(1%)

Development margin	$135,467	$128,915	$6,552	5%

Development margin percentage	23.4%	22.1%	1.3 pts

The increase in development margin reflected a $23.7 million increase from higher contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven by $22.8 million from a favorable mix of lower cost real estate inventory being sold and $0.8 million from the net impact of the higher contract sales volume. Additionally, the increase in development margin reflected a $3.9 million decrease in vacation ownership notes receivable reserve activity. These increases were partially offset by $11.0 million of lower revenue reportability compared to 2013 and $9.9 million of lower favorable product cost true-ups ($6.3 million in 2014 compared to $16.2 million in 2013).

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

Resort Management and Other Services Revenues, Expenses and Margin

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Management fee revenues	$68,770	$64,324	$4,446	7%
Other services revenues	203,826	198,403	5,423	3%

Resort management and other services revenues	272,596	262,727	9,869	4%
Resort management and other services expenses	(166,233)	(168,764)	2,531	1%

Resort management and other services margin	$106,363	$93,963	$12,400	13%

Resort management and other services margin percentage	39.0%	35.8%	3.2 pts

The increase in resort management and other services revenues reflected $4.4 million of higher management fees, $2.1 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $2.0 million of higher resales commission and other revenues, $1.7 million of higher settlement and lien fees due to an increase in the number of contracts closed and higher assessed lien fees and $1.0 million of higher fees from external exchange service providers, partially offset by $1.3 million of lower ancillary revenues. The decrease in ancillary revenues included an

$8.9 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing the operation of a restaurant during the prior year, partially offset by a $5.6 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts and $2.0 million of ancillary revenues at the operating hotel in San Diego acquired in the first quarter of 2015.

The improvement in the resort management and other services margin reflected the changes in revenue, as well as $2.5 million of lower expenses, including $14.4 million of ancillary expense savings from the dispositions, closure and outsourcing noted above, partially offset by $10.3 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues from our existing resorts in 2015 and $1.6 million from the operation of the hotel in San Diego.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Management fee revenues	$64,324	$60,587	$3,737	6%
Other services revenues	198,403	194,603	3,800	2%

Resort management and other services revenues	262,727	255,190	7,537	3%
Resort management and other services expenses	(168,764)	(175,838)	7,074	4%

Resort management and other services margin	$93,963	$79,352	$14,611	18%

Resort management and other services margin percentage	35.8%	31.1%	4.7 pts

The increase in resort management and other services revenues reflected $3.7 million of higher management fees, $3.0 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $3.0 million of higher fees from external exchange service providers and $1.3 million of higher resales commission and other revenues, partially offset by $3.5 million of lower ancillary revenues. The decrease in ancillary revenues included a $3.2 million decline due to the disposition of a golf course in Orlando, Florida during the first quarter of 2014 and a $1.8 million decline at The Abaco Club in the Bahamas, partially offset by a $1.5 million increase in ancillary revenues from food and beverage and golf offerings at our resorts.

The improvement in the resort management and other services margin reflected the increases in revenue, as well as $5.4 million of lower ancillary expenses due to the dispositions described above and other operating improvements and $1.7 million of lower customer service and MVCD program expenses in 2014 compared to 2013.

Financing Revenues, Expenses and Margin

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Interest income	$109,884	$113,958	$(4,074)	(4%)
Other financing revenues	5,854	6,153	(299)	(5%)

Financing revenues	$115,738	$120,111	$(4,373)	(4%)

Financing propensity	49%	42%

The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.

The increase in financing propensity resulted from new programs implemented in the first half of 2015, which helped increase financing propensity from the 40 to 45 percent average achieved in recent years. As a result of these programs, we expect that interest income will begin to increase in the near term as new originations of vacation ownership notes receivable begin to outpace the decline in principal of existing vacation ownership notes receivables. We are targeting a 50 to 55 percent financing propensity in 2016.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Interest income	$113,958	$125,981	$(12,023)	(10%)
Other financing revenues	6,153	6,422	(269)	(4%)

Financing revenues	$120,111	$132,403	$(12,292)	(9%)

Financing propensity	42%	40%

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

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Rental revenues	$277,348	$234,668	$42,680	18%
Unsold maintenance fees — upscale	(51,606)	(45,722)	(5,884)	(13%)
Unsold maintenance fees — luxury	(7,733)	(9,639)	1,906	20%

Unsold maintenance fees	(59,339)	(55,361)	(3,978)	(7%)
Other rental expenses	(165,704)	(154,010)	(11,694)	(8%)

Rental margin	$52,305	$25,297	$27,008	107%

Rental margin percentage	18.9%	10.8%	8.1 pts

	Fiscal Years
	2015	2014	Change	% Change
Transient keys rented (1)	1,088,206	1,022,846	65,360	6%
Average transient key rate	$214.47	$204.38	$10.09	5%
Resort occupancy	90.2%	90.3%	(0.1 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a 6 percent increase in transient keys rented ($13.4 million) primarily sourced from a 7 percent increase in available keys, a 5 percent increase in average transient rate ($11.0 million) driven by stronger consumer demand, $5.2 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $3.6 million increase in preview keys and other revenue. In addition, we generated $9.4 million of revenue from the operation of the hotel in San Diego.

The increase in rental margin reflected $18.2 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as $6.5 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off ($2.2 million favorable adjustment in 2015 compared to $4.3 million unfavorable charge in 2014) and the $5.2 million increase in plus points revenue, partially offset by a $2.9 million loss from the operation of the hotel in San Diego acquired during the first quarter of 2015.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Rental revenues	$234,668	$232,353	$2,315	1%
Unsold maintenance fees — upscale	(45,722)	(48,178)	2,456	5%
Unsold maintenance fees — luxury	(9,639)	(12,180)	2,541	21%

Unsold maintenance fees	(55,361)	(60,358)	4,997	8%
Other rental expenses	(154,010)	(161,517)	7,507	5%

Rental margin	$25,297	$10,478	$14,819	141%

Rental margin percentage	10.8%	4.5%	6.3 pts

	Fiscal Years
	2014	2013	Change	% Change
Transient keys rented (1)	1,022,846	1,005,851	16,995	2%
Average transient key rate	$204.38	$199.65	$4.73	2%
Resort occupancy	90.3%	90.7%	(0.4 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a 2 percent increase in average transient rate (nearly $4.8 million) and a 2 percent increase in transient keys rented ($3.4 million), both of which were driven by stronger consumer demand and a favorable mix of available inventory, partially offset by $7.0 million of lower plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points).

The increase in rental margin reflected $22.1 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by the $7.0 million decline in plus points revenue resulting from the decline in new enrollments in the MVCD program by existing owners (due to the maturity of the MVCD program) and $0.3 million of higher charges associated with Marriott Rewards Points issued prior to the Spin-Off ($4.3 million unfavorable charge in 2014 compared to $4.0 million unfavorable charge in 2013).

Europe

The following discussion presents an analysis of our results of operations for 2015, 2014 and 2013.

	Fiscal Years
($ in thousands)	2015	2014	2013
Revenues
Sale of vacation ownership products	$28,963	$35,062	$54,790
Resort management and other services	27,643	31,119	31,288
Financing	3,949	4,300	4,291
Rental	20,679	21,997	21,851
Cost reimbursements	33,348	39,205	37,057

Total revenues	114,582	131,683	149,277

Expenses
Cost of vacation ownership products	6,509	8,711	15,479
Marketing and sales	21,974	24,401	26,036
Resort management and other services	22,968	27,319	28,040
Rental	15,431	16,161	17,244
Litigation settlement	—	—	4,733
Royalty fee	464	631	653
Impairment	—	—	1,471
Cost reimbursements	33,348	39,205	37,057

Total expenses	100,694	116,428	130,713

Losses and other expense	(14)	(176)	—

Segment financial results	$13,874	$15,079	$18,564

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract Sales
Vacation ownership	$34,376	$45,171	$(10,795)	(24%)

Total contract sales	$34,376	$45,171	$(10,795)	(24%)

The decrease in contract sales was driven by $9.6 million of lower sales from our Middle East sales location due to large multi-week purchases in 2014 that did not recur in 2015, as well as higher cancellations and fewer tours in 2015 and $4.1 million from the changes in foreign exchange rates, partially offset by $2.9 million of stronger fractional sales at our project in London, United Kingdom.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Contract Sales
Vacation ownership	$45,171	$33,811	$11,360	34%

Total contract sales	$45,171	$33,811	$11,360	34%

The increase in contract sales reflected stronger sales from our Middle East sales location ($6.5 million) and from our onsite sales locations in Spain ($0.5 million), stronger sales of fractional interests at our project in London, United Kingdom ($1.4 million) and higher cancellation activity in 2013 associated with extended rescission periods in this segment ($3.0 million).

Sale of Vacation Ownership Products

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract sales	$34,376	$45,171	$(10,795)	(24%)
Revenue recognition adjustments:
Reportability	(1,144)	(5,274)	4,130
Sales reserve	(3,680)	(4,537)	857
Other(1)	(589)	(298)	(291)

Sale of vacation ownership products	$28,963	$35,062	$(6,099)	(17%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a smaller negative impact in 2015 compared to 2014 because more sales met the down payment requirement for revenue recognition purposes prior to the end of 2015 compared to 2014.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Contract sales	$45,171	$33,811	$11,360	34%
Revenue recognition adjustments:
Reportability	(5,274)	24,185	(29,459)
Sales reserve	(4,537)	(3,159)	(1,378)
Other(1)	(298)	(47)	(251)

Sale of vacation ownership products	$35,062	$54,790	$(19,728)	(36%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability was higher in 2013 because the rescission period related to certain sales had expired during 2013, of which $20.0 million related to the expiration of extended rescission periods in this segment.

Development Margin

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Sale of vacation ownership products	$28,963	$35,062	$(6,099)	(17%)
Cost of vacation ownership products	(6,509)	(8,711)	2,202	25%
Marketing and sales	(21,974)	(24,401)	2,427	10%

Development margin	$480	$1,950	$(1,470)	(75%)

Development margin percentage	1.7%	5.6%	3.9 pts

The decrease in development margin reflected $4.3 million from the lower vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due in part to less efficient marketing and sales spending at our existing sales locations due to an inability to leverage fixed costs on the lower sales volumes. These decreases were partially offset by $2.8 million from the higher revenue reportability year-over-year.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Sale of vacation ownership products	$35,062	$54,790	$(19,728)	(36%)
Cost of vacation ownership products	(8,711)	(15,479)	6,768	44%
Marketing and sales	(24,401)	(26,036)	1,635	6%

Development margin	$1,950	$13,275	$(11,325)	(85%)

Development margin percentage	5.6%	24.2%	18.6 pts

The decrease in development margin reflected $17.0 million from lower revenue reportability year-over-year (of which $11.4 million related to the impact of extended rescission periods in this segment), partially offset by a $4.2 million increase from higher vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to more efficient marketing and sales spending, as well as $1.5 million of severance charges related to the restructuring of sales locations in 2013.

Asia Pacific

The following discussion presents an analysis of our results of operations for 2015, 2014 and 2013.

	Fiscal Years
($ in thousands)	2015	2014	2013
Revenues
Sale of vacation ownership products	$59,592	$34,645	$33,456
Resort management and other services	11,990	4,437	4,370
Financing	4,346	4,498	4,612
Rental	14,970	7,642	7,329
Cost reimbursements	3,060	3,320	5,828

Total revenues	93,958	54,542	55,595

Expenses
Cost of vacation ownership products	26,877	8,318	6,826
Marketing and sales	20,365	18,707	20,005
Resort management and other services	10,694	3,175	2,715
Rental	19,255	12,388	11,731
Royalty fee	684	686	800
Cost reimbursements	3,060	3,320	5,828

Total expenses	80,935	46,594	47,905

Losses and other expense	(29)	(9)	—
Equity in losses	(13)	(131)	(2)
Other	(5,718)	—	—

Segment financial results	$7,263	$7,808	$7,688

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement. Our on-site sales locations are more efficient sales channels than our off-site sales locations and we plan to focus on future inventory acquisitions with strong on-site sales locations. Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015. In the third quarter of 2015, we reinvested the proceeds from this disposition into the purchase of an operating hotel located in Surfers Paradise, Australia. We intend to convert a portion of this hotel into a new timeshare destination with an on-site sales location and sell the remainder to a third party.

Contract Sales

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract Sales
Vacation ownership	$34,105	$33,906	$199	1%
Residential products	28,420	—	28,420	NM

Total contract sales	$62,525	$33,906	$28,619	84%

The increase in vacation ownership contract sales reflected an increase in the cancellations rate in 2014 due to changes in the Singaporean timeshare regulations and political turmoil in Thailand, partially offset by lower sales to the existing owner base and the negative impact of local currency devaluations in 2015.

The $28.4 million of residential contract sales was from the disposition of the Macau inventory discussed above.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Contract Sales
Vacation ownership	$33,906	$36,914	$(3,008)	(8%)

Total contract sales	$33,906	$36,914	$(3,008)	(8%)

The decline in contract sales reflected a 9 percent decrease in the number of tours, which were impacted by the increase in the cancellations rate due to the change in the Singaporean timeshare regulations and continued political turmoil in Thailand, offset by an $18 increase in VPG.

Sale of Vacation Ownership Products

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract sales	$62,525	$33,906	$28,619	84%
Revenue recognition adjustments:
Reportability	333	2,683	(2,350)
Sales reserve	(3,242)	(1,982)	(1,260)
Other(1)	(24)	38	(62)

Sale of vacation ownership products	$59,592	$34,645	$24,947	72%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The lower favorable reportability in 2015 is due to the recognition of sales in 2014 that were previously in the rescission period as a result of the change in timeshare legislation in Singapore. The increase in the sales reserve is due to an increase in the estimated default activity in 2015 compared to 2014.

2014 Compared to 2013

	Fiscal Years		Change	% Change
($ in thousands)	2014	2013
Contract sales	$33,906	$36,914	$(3,008)	(8%)
Revenue recognition adjustments:
Reportability	2,683	(335)	3,018
Sales reserve	(1,982)	(3,073)	1,091
Other(1)	38	(50)	88

Sale of vacation ownership products	$34,645	$33,456	$1,189	4%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The favorable reportability is due to the recognition of sales in 2014 that were previously in the rescission period as a result of the change in timeshare legislation in Singapore. The decrease in the sales reserve is due to an unfavorable notes receivable reserve adjustment in the prior year comparable period.

Development Margin

2015 Compared to 2014

	Fiscal Years
($ in thousands)	2015	2014	Change	% Change
Sale of vacation ownership products	$59,592	$34,645	$24,947	72%
Cost of vacation ownership products	(26,877)	(8,318)	(18,559)	(223%)
Marketing and sales	(20,365)	(18,707)	(1,658)	(9%)

Development margin	$12,350	$7,620	$4,730	62%

Development margin percentage	20.7%	22.0%	(1.3 pts )

The increase in development margin reflected $5.9 million from the residential contract sales and $1.8 million from higher favorable product cost true-ups ($2.0 million in 2015 compared to $0.2 million in 2014). These increases were partially offset by $1.6 million from the lower revenue reportability compared to the prior year comparable period, $1.0 million from the increase in the sales reserve and $0.4 million of higher marketing and sales expenses.

2014 Compared to 2013

	Fiscal Years
($ in thousands)	2014	2013	Change	% Change
Sale of vacation ownership products	$34,645	$33,456	$1,189	4%
Cost of vacation ownership products	(8,318)	(6,826)	(1,492)	(22%)
Marketing and sales	(18,707)	(20,005)	1,298	6%

Development margin	$7,620	$6,625	$995	15%

Development margin percentage	22.0%	19.8%	2.2 pts

The increase in development margin reflected $2.0 million of favorable reportability compared to the prior year and a $0.8 million unfavorable notes receivable reserve adjustment in the prior year comparable period. This increase was partially offset by a $1.4 million favorable product cost true-up in 2013 and $0.4 million from the lower sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), and included less efficient marketing and sales spending at our existing sales locations due to an inability to leverage fixed costs on the lower sales volumes.

Resort Management and Other Services Revenues, Expenses and Margin

2015 Compared to 2014

	Fiscal Years
($ in thousands)	2015	2014	Change	% Change
Management fee revenues	$2,695	$2,594	$101	4%
Other services revenues	9,295	1,843	7,452	404%

Resort management and other services revenues	11,990	4,437	7,553	170%
Resort management and other services expenses	(10,694)	(3,175)	(7,519)	(237%)

Resort management and other services margin	$1,296	$1,262	$34	3%

Resort management and other services margin percentage	10.8%	28.4%	(17.6 pts)

The increase in resort management and other services revenues reflected $7.4 million of ancillary revenues at the operating hotel in Australia acquired in the third quarter of 2015, $0.1 million of higher management fees and $0.1 million of higher other revenues.

The slight increase in the resort management and other services margin reflected $1.3 million of ancillary margin at the operating hotel in Australia, offset by spending in support of future growth in the business.

2014 Compared to 2013

	Fiscal Years
($ in thousands)	2014	2013	Change	% Change
Management fee revenues	$2,594	$2,452	$142	6%
Other services revenues	1,843	1,918	(75)	(4%)

Resort management and other services revenues	4,437	4,370	67	2%
Resort management and other services expenses	(3,175)	(2,715)	(460)	(17%)

Resort management and other services margin	$1,262	$1,655	$(393)	(24%)

Resort management and other services margin percentage	28.4%	37.9%	(9.5 pts )

The increase in resort management and other services revenues reflected $0.1 million of higher management fees. The decline in the resort management and other services margin reflected spending in support of future growth in the business.

Rental Revenues, Expenses and Margin

2015 Compared to 2014

	Fiscal Years
($ in thousands)	2015	2014	Change	% Change
Rental revenues	$14,970	$7,642	$7,328	96%
Rental expenses	(19,255)	(12,388)	(6,867)	(55%)

Rental margin	$(4,285)	$(4,746)	$461	10%

Rental margin percentage	(28.6% )	(62.1% )	33.5 pts

The increase in rental revenues was due to the operating hotel in Australia acquired in the third quarter of 2015. The increase in rental margin reflected $1.5 million of lower unsold maintenance fees and other expenses, partially offset by a $1.0 million loss from the operation of the hotel.

2014 Compared to 2013

	Fiscal Years
($ in thousands)	2014	2013	Change	% Change
Rental revenues	$7,642	$7,329	$313	4%
Rental expenses	(12,388)	(11,731)	(657)	(6%	)

Rental margin	$(4,746)	$(4,402)	$(344)	(8%	)

Rental margin percentage	(62.1% )	(60.1% )	(2.0 pts )

Corporate and Other

The following discussion presents an analysis of our results of operations for 2015, 2014 and 2013.

	Fiscal Years
($ in thousands)	2015	2014	2013
Expenses
Cost of vacation ownership products	$6,713	$9,403	$6,733
Financing	24,194	24,148	24,594
General and administrative	102,963	98,562	99,379
Litigation settlement	138	250	—
Organizational and separation related	642	2,544	12,266
Consumer financing interest	24,658	26,464	31,375
Royalty fee	49,863	49,828	50,822

Total expenses	209,171	211,199	225,169

Gains and other income	—	6	—
Interest expense	(12,810)	(11,692)	(12,574)
Other	(2,100)	—	—

Total financial results	$(224,081)	$(222,885)	$(237,743)

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

Total Expenses

2015 Compared to 2014

Total expenses decreased $2.0 million from the prior year comparable period. The $2.0 million decrease resulted from $2.7 million of lower cost of vacation ownership products expenses due to lower pre-development spending associated with potential acquisitions and higher capitalization of other development expenses, $1.9 million of lower organizational and separation related expenses due to the completion of many of the initiatives relating to our separation from Marriott International, $1.8 million of lower consumer financing interest expense and $0.1 million of lower litigation settlements, partially offset by $4.4 million of higher general and administrative expenses.

The $1.8 million decline in consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances ($2.2 million), partially offset by an increase in the outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($0.4 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

General and administrative expenses increased $4.4 million (from $98.6 million to $103.0 million) and were driven by $2.7 million of higher personnel related and other costs net of lower depreciation and cost savings and $1.7 million of costs related to a refurbishment project in 2015.

2014 Compared to 2013

Total expenses decreased $14.0 million from 2013. The $14.0 million decrease resulted from $9.7 million of lower organizational and separation related expenses due to the completion of many of the initiatives relating to our separation from Marriott International, $4.9 million of lower consumer financing interest expense, $1.0 million of lower royalty fee expense, $0.8 million of lower general and administrative expenses and $0.4 million of lower financing expenses, partially offset by $2.7 million of higher cost of vacation ownership products expenses due to higher pre-development spending associated with potential acquisitions and $0.3 million of litigation settlements in 2014.

The $4.9 million decline in consumer financing interest expense was due to lower outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($3.0 million) as well as a lower average interest rate ($1.9 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

General and administrative expenses decreased $0.8 million (from $99.4 million to $98.6 million) and included $3.0 million of savings related to organizational and separation relation efforts in the human resources, information technology and finance and accounting organizations, partially offset by $1.1 million of higher personnel related costs and $1.1 million from the favorable resolution of an international tax (non-income tax) matter in 2013.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($177.1 million at the end of 2015), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, return capital to shareholders and fulfill other cash requirements. At the end of 2015, $684.6 million of the $688.1 million of total gross debt outstanding was non-recourse debt associated with vacation ownership notes receivable securitizations. In addition, we have $40.0 million of gross mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021. We may, however, redeem the preferred stock at par beginning in October 2016 at our option.

At the end of 2015, we had $663.9 million of real estate inventory on hand, comprised of $332.9 million of finished goods and $331.0 million of land and infrastructure. We expect to continue to sell excess Ritz-Carlton branded inventory through the MVCD program or bulk sale transactions in order to generate incremental cash and reduce related carrying costs.

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

We are selectively pursuing growth opportunities in North America and Asia by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient deal structures may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale.

We intend for our capital allocation strategy to strike a balance between enhancing our operations and using our capital to provide returns to our shareholders through programs such as share repurchase programs and payment of dividends.

During 2015, 2014 and 2013, we had net changes in cash and cash equivalents of $(169.5) million, $147.0 million and $96.6 million, respectively. The following table summarizes these changes:

	Fiscal Years
($ in thousands)	2015	2014	2013
Cash provided by (used in):
Operating activities	$109,034	$291,411	$160,748
Investing activities	(25,068)	43,126	(35,911)
Financing activities	(249,747)	(185,650)	(28,275)
Effect of change in exchange rates on cash and cash equivalents	(3,673)	(1,883)	42

Net change in cash and cash equivalents	$(169,454)	$147,004	$96,604

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

In 2015, we generated $109.0 million of cash flows from operating activities, compared to $291.4 million in 2014. Excluding the impact of changes in net income and adjustments for non-cash items, the decrease in cash flows was attributable to a lump sum payment of $66.0 million to pay down the Marriott Rewards customer loyalty program in December 2015 (due in February 2016), which was paid early in order to accelerate the timing of certain cash tax benefits. Additional decreases in cash flows were due to outlays for an acquisition of an operating hotel in San Diego, California that we intend to convert, in its entirety, to vacation ownership interests in the future, the acquisition of a portion of an operating hotel in Washington, D.C. and the acquisition of a portion of an operating hotel located in Surfers Paradise, Australia that we intend to convert to vacation ownership interests for sale in our Asia Pacific segment. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding these transactions. The operating activities also reflect higher financing propensity due to our implementation of a new financing program, lower collections due to the reduction in the portfolio of outstanding vacation ownership notes receivable and the timing of revenue reportability associated with our vacation ownership and residential contract sales.

In 2015, we recorded residential contract sales of $28.4 million associated with the sale of 18 units in Macau. In 2014, we recorded residential contract sales of $13.8 million associated with the sale of seven units at the RCC San Francisco that we bought back as part of a legal settlement at the end of 2012.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real Estate Inventory Spending Less Than Cost of Sales

	Fiscal Years
($ in thousands)	2015	2014	2013
Real estate inventory spending	$(119,067)	$(99,337)	$(165,769)
Purchase of operating hotels for future conversion to inventory	(61,554)	—	—
Real estate inventory costs	192,071	180,171	199,385

Real estate inventory spending less than cost of sales	$11,450	$80,834	$33,616

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).

Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the MVCD program and capital efficient transactions, our spending for real estate inventory remained below the amount of real estate inventory costs in each of 2015, 2014 and 2013.

In 2015, real estate inventory spending included $32.0 million for the acquisition of 71 units at The Mayflower Hotel, Autograph Collection, an operating hotel, in Washington, D.C. We intend to include these vacation ownership units, in their current form, in our MVCD program. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

We also completed the acquisition of an operating hotel located in Surfers Paradise, Australia. We intend to convert a portion of this hotel into vacation ownership interests for future use in our Asia Pacific segment and $14.9 million, the amount of the purchase price related to that portion is included in Purchase of operating hotels for future conversion to inventory on our Cash Flows for 2015. We intend to sell the remaining downsized hotel to a third party and have included the related portion of the purchase price as an Investing activity on our Cash Flows. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

We also capitalized on the opportunity to add a premier destination to our portfolio through the acquisition of an operating hotel in San Diego, California for $46.6 million, that we intend to convert, in its entirety, to vacation ownership interests for future use in our MVCD program. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

Real estate inventory costs for 2015 included $21.6 million related to the sale of the residential units in Macau.

Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.

Notes Receivable Collections (Less Than) in Excess of New Mortgages

	Fiscal Years
($ in thousands)	2015	2014	2013
Vacation ownership notes receivable collections — non-securitized	$88,919	$103,074	$112,915
Vacation ownership notes receivable collections — securitized	181,251	184,166	196,669
Vacation ownership notes receivable originations	(311,195)	(267,917)	(260,444)

Vacation ownership notes receivable collections (less than) in excess of originations	$(41,025)	$19,323	$49,140

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections continued to decline over the three years due to the reduction in the portfolio of outstanding vacation ownership notes receivable, partially offset by an increase in the vacation ownership product sales volumes. Vacation ownership notes receivable originations increased in 2015 due to an increase in financing propensity to 49.9 percent compared to 43.6 percent for 2014 due to the addition of a new financing incentive program implemented in the first half of 2015. Based on the success of these new programs, we expect financing propensity levels to remain higher than the 40 to 45 percent that we averaged before 2015 and are targeting a 50 to 55 percent financing propensity in 2016. Vacation ownership notes receivable originations increased in 2014 compared to 2013 due to a slight increase in financing propensity to 43.6 percent in 2014 from 42.3 percent in 2013.

During 2015, 2014 and 2013, and as of January 1, 2016, January 2, 2015 and January 3, 2014, no securitized vacation ownership notes receivable pools were out of compliance with established performance parameters.

Cash from Investing Activities

	Fiscal Years
($ in thousands)	2015	2014	2013
Capital expenditures for property and equipment (excluding inventory)	$(35,735)	$(15,202)	$(21,977)
Purchase of operating hotel to be sold	(47,658)	—	—
Decrease (Increase) in restricted cash	37,681	(24,019)	(17,477)
Dispositions, net	20,644	82,347	3,543

Net cash (used in) provided by investing activities	$(25,068)	$43,126	$(35,911)

Capital Expenditures for Property and Equipment

Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.

In 2015, capital expenditures for property and equipment of $35.7 million included $26.3 million to support business operations (including $7.7 million associated with the assets purchased for the operating hotel in San Diego, California, $13.0 million for sales locations other than the operating hotel in San Diego, California, and $5.6 million for ancillary and other operations assets) and $9.4 million for technology spending (including $3.8 million for Spin-Off related initiatives). See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding the San Diego transaction.

In 2014, capital expenditures for property and equipment of $15.2 million included $9.9 million to support business operations (including $6.7 million for ancillary and operations assets and $3.2 million for sales locations) and $5.3 million for technology spending (including $3.0 million for Spin-Off related initiatives).

In 2013, capital expenditures for property and equipment of $22.0 million included $14.5 million to support business operations (including $11.1 million for ancillary and operations assets and $3.4 million for sales locations) and $7.5 million for technology spending (including $6.6 million for Spin-Off related initiatives).

Purchase of Operating Hotel to be Sold

In 2015, we completed the acquisition of an operating hotel located in Surfers Paradise, Australia. We intend to convert a portion of this hotel into vacation ownership interests for future use in our Asia Pacific segment, and sell the remaining downsized hotel to a third party. We have included $47.7 million, the portion of the purchase price related to the downsized hotel, as Purchase of operating hotel to be sold on our Cash Flows. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

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

The 2015 decrease in restricted cash reflected $29.6 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2014, an $8.4 million increase in cash that was collected for distribution to investors in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2015 and a $2.2 million increase in cash associated with vacation ownership sales held in escrow. These decreases were partially offset by a $1.8 million related to property refurbishment reserves for the newly acquired Surfers Paradise property.

The 2014 increase in restricted cash reflected $15.8 million of higher cash collections for maintenance fees to be remitted to certain property owners’ associations subsequent to the end of 2014, a $10.0 million increase in sales that are held in escrow related to Hawaiian requirements for tour package sales and $0.7 million of higher cash collected in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2014, partially offset by a $2.5 million decrease in funds required to be held in escrow to guarantee our credit card business in the Asia Pacific segment.

The 2013 increase in restricted cash reflected $13.1 million of higher cash collections for maintenance fees to be remitted to certain property owners’ associations subsequent to the end of 2013, $3.3 million of higher cash collected in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2013 and $2.7 million increase in funds required to be held in escrow to guarantee our credit card business in the Asia Pacific segment, partially offset by a $1.6 million decrease in cash associated with vacation ownership sales held in escrow.

We expect fluctuations in restricted cash for maintenance fee activity to be relatively stable on an annual basis, with cash inflows occurring in the fourth quarter upon receipt of maintenance fees and cash outflows occurring in the first and second quarters upon remittance to property owners’ associations. However, in 2014 our restricted cash collections for maintenance fees increased significantly due to the timing of the large volume of payments at fiscal year-end and related banking transfers to property owners’ associations occurring subsequent to year-end 2014.

Dispositions

Dispositions of property and assets generated cash proceeds of $20.6 million in 2015, $82.3 million in 2014 and $3.5 million in 2013. Dispositions in 2015 included $19.6 million from the sale of undeveloped land in Kauai, Hawaii, $0.6 million from the sale of three lots in St. Thomas, U.S. Virgin Islands, $0.4 million from the sale of an operations facility in Hilton Head, South Carolina and $0.1 million from the sale of undeveloped land in Absecon, New Jersey.

The 2014 dispositions included $39.3 million from the sale of undeveloped and partially developed land, an operating golf course and related assets in Kauai, Hawaii, $22.5 million from the sale of an operating golf course and undeveloped land in Orlando, Florida, $10.1 million from the sale of undeveloped land on Singer Island, Florida, $7.8 million from the sale of undeveloped and partially developed land, an operating golf course, spa and clubhouse and related facilities at The Abaco Club in the Bahamas, $1.4 million from the sale of undeveloped land in Paris, France, $0.9 million from the sale of several lots in St. Thomas, U.S. Virgin Islands and $0.3 million from the sale of undeveloped land in Absecon, New Jersey.

The 2013 dispositions related to the sale of a multi-family parcel and several lots in St. Thomas, U.S. Virgin Islands.

Cash from Financing Activities

	Fiscal Years
($ in thousands)	2015	2014	2013
Borrowings from securitization transactions
Bonds payable on securitized vacation ownership notes receivable	$255,000	$262,638	$250,000
Borrowings on Warehouse Credit Facility	—	—	111,449

Subtotal	255,000	262,638	361,449

Repayment of debt related to securitization transactions
Bonds payable on securitized vacation ownership notes receivable	(278,427)	(228,870)	(249,568)
Repayments on Warehouse Credit Facility	—	—	(111,449)

Subtotal	(278,427)	(228,870)	(361,017)

Borrowings on Revolving Corporate Credit Facility	—	—	25,000
Repayments on Revolving Corporate Credit Facility	—	—	(25,000)
Proceeds from vacation ownership inventory arrangement	5,375	—	—
Debt issuance costs	(5,335)	(6,498)	(5,159)
Repurchase of common stock	(201,380)	(203,596)	(25,633)
Payment of dividends	(23,793)	(8,179)	—
Proceeds from stock option exercises	97	2,977	3,804
Excess tax benefits from share-based compensation	9,380	4,519	3,544
Payment of withholding taxes on vesting of restricted stock units	(10,894)	(8,077)	(5,140)
Other	230	(564)	(123)

Net cash used in financing activities	$(249,747)	$(185,650)	$(28,275)

Warehouse Credit Facility

During 2015, we amended certain agreements associated with the Warehouse Credit Facility. As a result, the revolving period was extended to November 22, 2017, and borrowings under the Warehouse Credit Facility bear interest at a rate based on the one-month LIBOR and bank conduit commercial paper rates plus 1.15 percent per annum and are generally limited at any point to the sum of the products of the applicable advance rates and the eligible vacation ownership notes receivable at such time.

The amendment also expanded the eligibility for certain collateral by permitting some vacation ownership notes receivable that are no more than 60 days delinquent to be financed through the Warehouse Credit Facility; prior to the amendment, only delinquent notes that were no more than 30 days delinquent could be financed. The other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the execution of the amendment.

At January 1, 2016, no amounts were outstanding under the Warehouse Credit Facility and $109.8 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote No. 10, “Debt,” to our Financial Statements for additional information regarding our Warehouse Credit Facility.

Revolving Corporate Credit Facility

During 2015, we amended the Revolving Corporate Credit Facility, and as a result, up to $130 million of the $200 million borrowing capacity may be borrowed in the form of Australian dollars, Euros, Japanese yen, British pounds and Singaporean dollars. The other terms of the Revolving Corporate Credit Facility are substantially similar to those in effect prior to the execution of the amendment.

During 2014, we amended and restated the Revolving Corporate Credit Facility. The amendment and restatement resulted in, among other things, an extension of the final maturity of the lenders’ commitments from November 21, 2016 to September 10, 2019, a decrease in the interest margin on borrowings, lower commitment fees on unused availability and additional flexibility to determine whether to pledge certain collateral. The Revolving Corporate Credit Facility has a borrowing capacity of $200 million, including a letter of credit sub-facility of $100 million, and provides support for our business, including ongoing liquidity and letters of credit. At January 1, 2016, no amounts were outstanding under the Revolving Corporate Credit Facility, however we had $3.3 million of letters of credit outstanding. See Footnote No. 10, “Debt,” to our Financial Statements for additional information regarding our Revolving Corporate Credit Facility.

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

In the fourth quarter of 2015, we completed the securitization of a pool of $264.2 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $255.0 million in vacation ownership loan-backed notes from the MVW Owner Trust 2015-1 (the “2015-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2015-1 Trust: $233.2 million of Class A Notes and $21.8 million of Class B Notes. The Class A Notes have an interest rate of 2.52 percent and the Class B Notes have an interest rate of 2.96 percent, for an overall weighted average interest rate of 2.56 percent.

During 2014, we completed two securitization transactions. In the second quarter of 2014, we completed the securitization of a pool of $23.8 million of primarily highly-seasoned vacation ownership notes receivable that we previously classified as not being eligible for securitization. In connection with the securitization, investors purchased in a private placement $22.6 million in vacation ownership loan backed notes from the Kyuka Owner Trust 2014-A with an interest rate of 6.25 percent. The securitized loans previously were classified as not eligible for securitization using criteria applicable to then current securitization transactions in the ABS market because they did not meet certain representation criteria required in such securitizations, or because of other factors that may have reflected investor demand in a securitization transaction.

In the fourth quarter of 2014, we completed the securitization of a pool of $250.0 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $240.0 million in vacation ownership loan-backed notes from the MVW Owner Trust 2014-1 (the “2014-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2014-1 Trust: $216.2 million of Class A Notes and $23.8 million of Class B Notes. The Class A Notes have an interest rate of 2.25 percent and the Class B Notes have an interest rate of 2.70 percent, for an overall weighted average interest rate of 2.29 percent.

During 2013, we completed the securitization of a pool of $263.2 million of vacation ownership notes receivable, including $115.9 million of vacation ownership notes receivable that were previously securitized in the Warehouse Credit Facility. In connection with the securitization, investors purchased in a private placement $250.0 million in vacation ownership loan-backed notes from the MVW Owner Trust 2013-1 (the “2013-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2013-1 Trust: $223.7 million of Class A Notes and $26.3 million of Class B Notes. The Class A Notes have an interest rate of 2.15 percent and the Class B Notes have an interest rate of 2.74 percent, for an overall weighted average interest rate of 2.21 percent.

Proceeds from Vacation Ownership Inventory Arrangement

In connection with our pursuit of growth opportunities in ways that optimize the timing of our capital investments, including working with third parties to develop new inventory or convert previously built units to be sold to us close to when we need such inventory, during the first quarter of 2015 we sold real property located in Marco Island, Florida to a third-party developer. We are obligated to repurchase the completed property from the developer contingent upon the property meeting our brand standards and provided that the third-party developer has not sold the property to another party. As discussed in Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements, we received cash proceeds of $5.4 million upon the sale of this real property. In accordance with the authoritative guidance on accounting for sales of real estate, our conditional obligation to repurchase the property constitutes continuing involvement and thus we were unable to account for this transaction as a sale, and as such have recorded these proceeds as a financing activity.

Debt Issuance Costs

Debt issuance costs in 2015 included $4.2 million associated with the 2015 vacation ownership notes receivable securitization and a combined $1.1 million related to the renewal of the Warehouse Credit Facility and the amendment of the Revolving Corporate Credit Facility during the year. Debt issuance costs in 2014 included $3.7 million associated with the two 2014 vacation ownership notes receivable securitizations and $2.8 million associated with the amendment and restatement of the Warehouse Credit Facility and the Revolving Corporate Credit Facility during 2014. Debt issuance costs in 2013 included $3.8 million associated with the 2013 vacation ownership notes receivable securitization and a combined $1.4 million related to the renewal of the Warehouse Credit Facility and the amendment of the Revolving Corporate Credit Facility during the year.

Share Repurchase Program

The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 3, 2014	505,023	$25,633	$50.76
For the year ended January 2, 2015	3,491,702	203,596	58.31
As of January 2, 2015	3,996,725	229,229	57.35
For the year ended January 1, 2016	2,857,358	201,380	70.48

As of January 1, 2016	6,854,083	$430,609	$62.92

See Footnote No. 13, “Shareholders’ Equity,” to our Financial Statements for further information related to the share repurchase program

Dividends

We declared cash dividends to holders of common stock for the year ended January 1, 2016 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 12, 2015	February 26, 2015	March 11, 2015	$ 0.25
June 4, 2015	June 18, 2015	July 2, 2015	$ 0.25
September 10, 2015	September 24, 2015	October 8, 2015	$ 0.25
December 8, 2015	December 21, 2015	January 6, 2016	$ 0.30

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of year-end 2015:

		Payments Due by Period
($ in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Debt(1)	$771,898	$113,694	$204,919	$170,309	$282,976
Mandatorily redeemable preferred stock of consolidated subsidiary(1)	64,588	3,815	10,174	8,479	42,120
Liability for Marriott Rewards customer loyalty program	35	35	—	—	—
Operating leases	67,832	14,315	21,779	14,161	17,577
Purchase obligations(2)	123,696	65,612	49,843	5,428	2,813
Other long-term obligations	7,558	5,457	2,101	—	—

Total contractual obligations	$1,035,607	$202,928	$288,816	$198,377	$345,486

(1)	Includes principal as well as interest payments.

(2)	Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected herein represent expected funding under such contracts. Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

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

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any payments we make to third-party lenders under these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as the underlying notes mature or are repaid. Our maximum exposure under such guarantees as of January 1, 2016 in the Asia Pacific and North America segments was $5.2 million and $2.8 million, respectively. The terms of the underlying debt to third-party lenders extend to 2022.

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

From time to time, we may use derivative instruments to reduce market risks due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of the Warehouse Credit Facility. As of January 1, 2016, we were not party to any material derivative interest rates or hedges.

Please see Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for additional information associated with derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of year-end 2015 for our financial instruments that are impacted by market risks:

($ in thousands)		Maturities by Period
	Average Interest Rate	2016	2017	2018	2019	2020	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	12.0%	$60,207	$38,414	$24,644	$18,973	$17,155	$92,059	$251,452	$274,799
Vacation ownership notes receivable — securitized	12.8%	$92,725	$88,754	$84,482	$77,434	$75,057	$250,727	$669,179	$803,533
Liabilities – Maturities represent expected principal receipts; fair values represent liabilities
Non-recourse debt associated with vacation ownership notes receivable securitizations	2.6%	$(95,006)	$(90,486)	$(85,878)	$(77,497)	$(74,768)	$(260,969)	$(684,604)	$(677,595)
Mandatorily redeemable preferred stock of consolidated subsidiary	12.0%	$—	$—	$—	$—	$—	$(40,000)	$(40,000)	$(42,258)
Other debt	8.3%	$(60)	$(64)	$(69)	$(74)	$(80)	$(3,149)	$(3,496)	$(3,496)

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are contained on pages F-2 through F-52 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with our 2016 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Annual Report.

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

Executive Officers

Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 12, 2016, except where indicated.

Name and Title	Age	Business Experience
Stephen P. Weisz President and Chief Executive Officer	65	Stephen P. Weisz has served as our President since 1996 and as our Chief Executive Officer since 2011; he has also been a member of our Board of Directors since 2011. Mr. Weisz joined Marriott International in 1972. Over his 39-year career with Marriott International, he held a number of leadership positions in the Lodging division, including Regional Vice President of the Mid-Atlantic Region, Senior Vice President of Rooms Operations, and Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994 before being named to lead the Company in 1996. He currently serves as Chairman of the Board of Directors of the American Resort Development Association. Mr. Weisz is also the Chairman of the Board of Trustees of Children’s Miracle Network.

R. Lee Cunningham Executive Vice President and Chief Operating Officer	56	R. Lee Cunningham has served as our Executive Vice President and Chief Operating Officer since December 2012. From 2007 to December 2012, he served as our Executive Vice President and Chief Operating Officer – North America and Caribbean. Mr. Cunningham joined Marriott International in 1982 and held various front office assignments at Marriott hotels in Atlanta, Scottsdale, Miami, Kansas City, and Washington, D.C. In 1990, he became one of Marriott International’s first revenue management-focused associates and held roles at property, regional and corporate levels. Mr. Cunningham joined our company in 1997 as Vice President of Revenue Management and Owner Service Operations.

Clifford M. Delorey Executive Vice President and Chief Resort Experience Officer	55	Clifford M. Delorey has served as our Executive Vice President and Chief Resort Experience Officer since October 2012. From May 2011 to October 2012, Mr. Delorey served as Vice President of Operations for the Middle East and Africa region for Marriott International. From April 2006 to May 2011, he served as our Vice President of Operations for the East region. Mr. Delorey joined Marriott International in 1981 and served in a number of operational roles, including Director of International Operations.

John E. Geller, Jr. Executive Vice President and Chief Financial Officer	48	John E. Geller, Jr. has served as our Executive Vice President and Chief Financial Officer since 2009. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer. In 2008, he led finance and

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

James H Hunter, IV Executive Vice President and General Counsel	53	James H Hunter, IV has served as our Executive Vice President and General Counsel since November 2011. Prior to that time, he had served as Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994 as Corporate Counsel and was promoted to Senior Counsel in 1996 and Assistant General Counsel in 1998. While at Marriott International, he held several leadership positions supporting development of Marriott’s lodging brands in all regions worldwide. Prior to joining Marriott International, Mr. Hunter was an associate at the law firm of Davis, Graham & Stubbs in Washington, D.C.

Lizabeth Kane-Hanan Executive Vice President and Chief Growth and Inventory Officer	49	Lizabeth Kane-Hanan has served as our Executive Vice President and Chief Growth and Inventory Officer since November 2011. Prior to that time, she had served as our Senior Vice President, Resort Development and Planning, Inventory and Revenue Management and Product Innovation since 2009. Ms. Kane-Hanan joined our company in 2000, and has over 25 years of hospitality industry experience. Before joining Marriott International, she spent 14 years in public accounting and advisory firms, including Arthur Andersen and Horwath Hospitality, where she specialized in real estate strategic planning, acquisitions and development. At our company, she has held several leadership positions of increasing responsibility.

Brian E. Miller Executive Vice President and Chief Sales and Marketing Officer	52	Brian E. Miller has served as our Executive Vice President and Chief Sales and Marketing Officer since November 2011. Prior to that time, he had served as our Senior Vice President, Sales and Marketing and Service Operations since 2007. Mr. Miller joined our company in 1991 as National Director of Marketing Operations and has more than 25 years of vacation ownership marketing and sales expertise. In 1994, he was promoted to Vice President of Marketing. From 1995 to 2000, he served as Regional Vice President of Sales and Marketing for the Europe and Middle East region based in London. He left our company briefly, but returned in 2001 to assume the role of Senior Vice President, Sales and Marketing.

Dwight D. Smith Executive Vice President and Chief Information Officer	55	Dwight D. Smith has served as our Executive Vice President and Chief Information Officer since December 2011. Prior to that time, he served as our Senior Vice President and Chief Information Officer since 2006. Mr. Smith joined Marriott International in 1988 as Senior Manager and then Director of Information Resources for Roy Rogers Restaurants. He worked from 1982 to 1988 at Andersen Consulting as Staff Consultant and then Consulting Manager in the advanced technology group. Mr. Smith moved to our corporate headquarters in 1990.

Michael E. Yonker Executive Vice President and Chief Human Resources Officer	57	Michael E. Yonker has served as our Executive Vice President and Chief Human Resources Officer since December 2011. Prior to that time, he served as our Chief Human Resources Officer since 2010. Mr. Yonker joined Marriott International in 1983 as Assistant Controller at the Lincolnshire Marriott Resort in Chicago. While at Marriott International, he held a number of positions with increasing responsibility in both the finance and human resources areas. From 1996 to 1998, he was the Area Director of Human Resources, supporting the mid-central region at Sodexho Marriott. He returned to Marriott International in 1998 as Vice President, Human Resources supporting the Midwest Region and was named our Vice President, Human Resources in 2007 supporting global operations.

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

(a)(3) Exhibits

See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Annual Report and identifies which of those exhibits are management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2016.

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

Exhibit No.	Description

2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on October 14, 2011).

10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.2	Letter Agreement, dated as of February 21, 2013, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, supplementing the License, Services, and Development Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2013).

10.3	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.4	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.5	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.6	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 18, 2012).

10.7	Marriott Rewards Affiliation Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.8	Non-Competition Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.9	Omnibus Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.10	First Amendment to Services Exhibit, dated as of October 10, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation to the Omnibus Transition Services Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 22, 2013).

10.11	Information Resources Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.12	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 27, 2014).*

10.13	Amendment to the Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan.*

10.14	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.15	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2011).*

10.16	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.17	Form of Non-Employee Director Share Award Confirmation.*

10.18	Form of Non-Employee Director Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 21, 2012).*

10.19	Form of Director Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015).*

10.20	Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.21	Form of Participation Agreement for Change in Control Severance Plan – Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.22	Marriott Vacations Worldwide Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2013).*

10.23	Marriott Vacations Worldwide Corporation Executive Long Term Disability Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).*

10.24	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 11, 2015).*

10.25	Third Amended and Restated Indenture and Servicing Agreement, entered into September 15, 2014 and dated as of September 1, 2014, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2014).

10.26	Indenture Supplement, dated June 24, 2015, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 23, 2015).

10.27	Second Amended and Restated Sale Agreement, entered into September 15, 2014 and dated as of September 1, 2014, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2014).

10.28	Omnibus Amendment No. 3, dated November 23, 2015, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacation Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015).

10.29	Second Amendment and Restatement Agreement, dated as of September 10, 2014, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., certain subsidiaries of Marriott Vacations Worldwide Corporation, JPMorgan Chase Bank, N.A., and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2014).

10.30	Second Amended and Restated Credit Agreement, dated as of September 10, 2014, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, and Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2014).

10.31	First Amendment, dated as of June 26, 2015, to the Second Amended and Restated Credit Agreement, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, and Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 23, 2015).

10.32	Second Amended and Restated Guarantee and Collateral Agreement, dated as of September 10, 2014, made by Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and certain subsidiaries of Marriott Vacations Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions or entities from time to time parties to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 11, 2014).

10.33	Purchase and Sale Agreement dated as of April 25, 2014 among Tower Development Inc., Lifestyle Retail Properties LLC, Kauai Lagoons LLC and MORI Golf (Kauai), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2014).

10.34	First Amendment to Purchase and Sale Agreement dated as of October 27, 2014 among Tower Development Inc., Lifestyle Retail Properties LLC, Kauai Lagoons LLC and MORI Golf (Kauai), LLC. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

10.35	Second Amendment to Purchase and Sale Agreement dated as of November 21, 2014 among Tower Development Inc., Lifestyle Retail Properties LLC, Kauai Lagoons LLC and MORI Golf (Kauai), LLC. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

10.36	Third Amendment to Purchase and Sale Agreement and Assignment and Assumption of Purchase Agreement dated as of December 8, 2014 among Tower Development Inc., Lifestyle Retail Properties LLC, Kauai Lagoons LLC and MORI Golf (Kauai), LLC. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

21.1	Subsidiaries of Marriott Vacations Worldwide Corporation.

23.1	Consent of Ernst & Young, LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this Annual Report: (i) Consolidated Statements of Income for the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014; (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014; (iii) the Consolidated Balance Sheets at January 1, 2016 and January 2, 2015; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014; and (v) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of January 1, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott Vacations Worldwide Corporation:

We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (“the COSO criteria”). Marriott Vacations Worldwide Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Marriott Vacations Worldwide Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott Vacations Worldwide Corporation as of January 1, 2016 and January 2, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 1, 2016 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Orlando, Florida

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott Vacations Worldwide Corporation:

We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation as of January 1, 2016 and January 2, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 1, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott Vacations Worldwide Corporation at January 1, 2016 and January 2, 2015 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Orlando, Florida

February 25, 2016

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years 2015, 2014 and 2013

(In thousands, except per share amounts)

	2015	2014	2013
REVENUES
Sale of vacation ownership products	$675,329	$647,488	$671,284
Resort management and other services	312,229	298,283	290,848
Financing	124,033	128,909	141,306
Rental	312,997	264,307	261,533
Cost reimbursements	405,875	396,795	384,717

TOTAL REVENUES	1,830,463	1,735,782	1,749,688

EXPENSES
Cost of vacation ownership products	204,299	196,444	213,592
Marketing and sales	330,599	315,410	315,610
Resort management and other services	199,895	199,258	206,593
Financing	24,194	24,148	24,594
Rental	259,729	237,920	250,850
General and administrative	102,963	98,562	99,379
Litigation settlement	(232)	19,494	3,230
Organizational and separation related	1,174	3,438	12,308
Consumer financing interest	24,658	26,464	31,375
Royalty fee	58,982	59,970	62,049
Impairment	324	1,381	1,471
Cost reimbursements	405,875	396,795	384,717

TOTAL EXPENSES	1,612,460	1,579,284	1,605,768

Gains and other income	9,557	5,171	922
Interest expense	(12,810)	(11,692)	(12,574)
Equity in earnings	187	74	190
Impairment reversals (charges) on equity investment	—	540	(1,254)
Other	(8,440)	—	—

INCOME BEFORE INCOME TAXES	206,497	150,591	131,204
Provision for income taxes	(83,698)	(69,835)	(51,474)

NET INCOME	$122,799	$80,756	$79,730

Basic earnings per share	$3.90	$2.40	$2.25

Shares used in computing basic earnings per share	31,487	33,665	35,373

Diluted earnings per share	$3.82	$2.33	$2.18

Shares used in computing diluted earnings per share	32,168	34,635	36,621

Dividends declared per share of common stock	$1.05	$0.25	$—

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Net income	$122,799	$80,756	$79,730
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,673)	(6,005)	1,783

Total other comprehensive (loss) income, net of tax	(5,673)	(6,005)	1,783

COMPREHENSIVE INCOME	$117,126	$74,751	$81,513

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

Fiscal Year-End 2015 and 2014

(In thousands, except share and per share data)

	2015	2014
ASSETS
Cash and cash equivalents	$177,061	$346,515
Restricted cash (including $26,884 and $34,986 from VIEs, respectively)	71,451	109,907
Accounts and contracts receivable, net (including $4,893 and $4,992 from VIEs, respectively)	131,850	109,700
Vacation ownership notes receivable, net (including $669,179 and $750,680 from VIEs, respectively)	920,631	917,228
Inventory	669,243	772,784
Property and equipment	288,803	147,379
Other	135,987	127,066

Total Assets	$2,395,026	$2,530,579

LIABILITIES AND EQUITY
Accounts payable	$139,120	$114,079
Advance deposits	69,064	60,192
Accrued liabilities (including $669 and $1,088 from VIEs, respectively)	164,791	165,969
Deferred revenue	35,276	38,818
Payroll and benefits liability	104,331	93,073
Liability for Marriott Rewards customer loyalty program	35	89,285
Deferred compensation liability	51,031	41,677
Mandatorily redeemable preferred stock of consolidated subsidiary, net	38,989	38,816
Debt, net (including $684,604 and $708,031 from VIEs, respectively)	678,793	703,013
Other	32,945	27,071
Deferred taxes	104,384	78,883

Total Liabilities	1,418,759	1,450,876

Contingencies and Commitments (Note 9)
Preferred stock — $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 100,000,000 shares authorized; 36,393,800 and 36,089,513 shares issued, respectively	364	361
Treasury stock — at cost; 6,844,256 and 3,996,725 shares, respectively	(429,990)	(229,229)
Additional paid-in capital	1,150,731	1,137,785
Accumulated other comprehensive income	11,381	17,054
Retained earnings	243,781	153,732

Total Equity	976,267	1,079,703

Total Liabilities and Equity	$2,395,026	$2,530,579

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
OPERATING ACTIVITIES
Net income	$122,799	$80,756	$79,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,217	18,682	22,595
Amortization of debt issuance costs	5,586	5,462	5,561
Provision for loan losses	33,083	30,534	35,981
Share-based compensation	14,142	13,376	12,015
Employee stock purchase plan	560	—	—
Gain on disposal of property and equipment, net	(9,557)	(5,171)	(710)
Non-cash litigation settlement	(262)	23,778	—
Deferred income taxes	28,162	18,876	17,880
Equity method income	(187)	(74)	(190)
Impairment charges	324	1,381	1,471
Impairment (reversals) charges on equity investment	—	(540)	1,254
Net change in assets and liabilities:
Accounts and contracts receivable	(24,188)	(1,143)	(7,977)
Notes receivable originations	(311,195)	(267,917)	(260,444)
Notes receivable collections	270,170	287,240	309,584
Inventory	72,158	82,690	33,950
Purchase of operating hotels for future conversion to inventory	(61,554)	—	—
Other assets	(10,648)	8,659	(7,565)
Accounts payable, advance deposits and accrued liabilities	23,419	(10,824)	(16,797)
Liability for Marriott Rewards customer loyalty program	(89,251)	(25,022)	(44,678)
Deferred revenue	(3,334)	18,119	(12,548)
Payroll and benefit liabilities	11,380	8,973	(98)
Deferred compensation liability	9,354	4,568	(7,638)
Other liabilities	1,060	(2,558)	(2,694)
Other, net	4,796	1,566	2,066

Net cash provided by operating activities	109,034	291,411	160,748

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(35,735)	(15,202)	(21,977)
Purchase of operating hotel to be sold	(47,658)	—	—
Decrease (increase) in restricted cash	37,681	(24,019)	(17,477)
Dispositions, net	20,644	82,347	3,543

Net cash (used in) provided by investing activities	(25,068)	43,126	(35,911)

FINANCING ACTIVITIES
Borrowings from securitization transactions	255,000	262,638	361,449
Repayment of debt related to securitization transactions	(278,427)	(228,870)	(361,017)
Proceeds from vacation ownership inventory arrangement	5,375	—	—
Borrowings on Revolving Corporate Credit Facility	—	—	25,000
Repayments on Revolving Corporate Credit Facility	—	—	(25,000)
Debt issuance costs	(5,335)	(6,498)	(5,159)
Repurchase of common stock	(201,380)	(203,596)	(25,633)
Payment of dividends	(23,793)	(8,179)	—
Proceeds from stock option exercises	97	2,977	3,804
Excess tax benefits from share-based compensation	9,380	4,519	3,544
Payment of withholding taxes on vesting of restricted stock units	(10,894)	(8,077)	(5,140)
Other	230	(564)	(123)

Net cash used in financing activities	(249,747)	(185,650)	(28,275)

Effect of changes in exchange rates on cash and cash equivalents	(3,673)	(1,883)	42
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(169,454)	147,004	96,604
CASH AND CASH EQUIVALENTS, beginning of year	346,515	199,511	102,907

CASH AND CASH EQUIVALENTS, end of year	$177,061	$346,515	$199,511

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash transfer of sales centers from inventory to property and equipment	$30,985	$—	$—
Non-cash impact on Additional paid-in capital for changes in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	(9)	(3,870)	—
Non-cash issuance of note receivable	(500)	—	—
Non-cash issuance of treasury stock for employee stock purchase plan	(560)	—	—
Dividends payable	(8,898)	—	—
Non-cash impact on Additional paid-in capital to correct an immaterial error in Deferred revenue at Spin-Off	—	(1,156)	—

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years 2015, 2014 and 2013

(In thousands)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at year-end 2012	35,027	$350	$—	$1,115,345	$21,276	$1,425	$1,138,396
Net income	—	—	—	—	—	79,730	79,730
Foreign currency translation adjustments	—	—	—	—	1,783	—	1,783
Amounts related to share-based compensation	611	6	—	14,455	—	—	14,461
Repurchase of common stock	(505)	—	(25,633)	—	—	—	(25,633)

Balance at year-end 2013	35,133	356	(25,633)	1,129,800	23,059	81,155	1,208,737
Net income	—	—	—	—	—	80,756	80,756
Foreign currency translation adjustments	—	—	—	—	(6,005)	—	(6,005)
Amounts related to share-based compensation	452	5	—	13,024	—	—	13,029
Adjustment to reclassification of Marriott International investment to Additional paid-in capital(1)	—	—	—	(3,883)	—	—	(3,883)
Adjustment to Additional paid-in capital(2)	—	—	—	(1,156)	—	—	(1,156)
Repurchase of common stock	(3,492)	—	(203,596)	—	—	—	(203,596)
Dividends	—	—	—	—	—	(8,179)	(8,179)

Balance at year-end 2014	32,093	361	(229,229)	1,137,785	17,054	153,732	1,079,703
Net income	—	—	—	—	—	122,799	122,799
Foreign currency translation adjustments	—	—	—	—	(5,673)	—	(5,673)
Amounts related to share-based compensation	304	3	—	12,955	—	—	12,958
Adjustment to reclassification of Marriott International investment to Additional paid-in capital	—	—	—	(9)	—	—	(9)
Repurchase of common stock	(2,857)	—	(201,380)	—	—	—	(201,380)
Dividends	—	—	—	—	—	(32,691)	(32,691)
Employee stock plan issuance	10	—	619	—	—	(59)	560

Balance at year-end 2015	29,550	$364	$(429,990)	$1,150,731	$11,381	$243,781	$976,267

(1)	Consists of an adjustment to Deferred tax liabilities for changes in the valuation of Marriott Vacations Worldwide at the time of the Spin-Off.
(2)	Consists of an adjustment to correct an immaterial error in Deferred revenue at the time of the Spin-Off.

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

Marriott Vacations Worldwide Corporation (“Marriott Vacations Worldwide,” “we” or “us,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity) is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”), a subsidiary of Marriott International, Inc. (“Marriott International”), provides on-site management for Ritz-Carlton branded properties.

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of January 1, 2016, our portfolio consisted of 61 properties in the United States and eight other countries and territories, including two hotels that we intend to convert into vacation ownership interests. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

In order to make these Financial Statements easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Statements of Income,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted.

Our fiscal year ends on the Friday nearest to December 31. The fiscal years in the following table included 52 weeks, except for 2013, which included 53 weeks. Unless otherwise specified, each reference to a particular year in these Financial Statements means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date
2015	January 1, 2016
2014	January 2, 2015
2013	January 3, 2014

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

We have reclassified certain prior year amounts to conform to our 2015 presentation.

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

We provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance and certain accounting and administrative services for property owners’ associations. We receive compensation for such management services which is generally based on either a percentage of the budgeted cost to operate such resorts or a fixed fee arrangement. We recognize revenues when earned in accordance with the terms of the contract and record them as a component of Resort management and other services revenues on our Statements of Income. Management fee revenues were $77.6 million, $73.9 million and $69.7 million during 2015, 2014 and 2013, respectively.

Resort management and other services revenues include additional fees for services we provide to our property owners’ associations, as well as annual fees, club dues, settlement fees from the sale of vacation ownership products, and certain transaction-based fees from owners and other third parties, including external exchange service providers with which we are associated. We recognize fee revenues when services have been rendered. Fee revenues included in Resort management and other services revenues were $99.5 million in 2015, $95.1 million in 2014 and $89.9 million in 2013, as reflected on our Statements of Income.

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

Financing revenues include certain annual and transaction-based fees we charge to owners and other third parties for services. We recognize fee revenues when services have been rendered. Fee revenues included in Financing revenues were $6.0 million in 2015, $6.4 million in 2014 and $6.6 million in 2013, as reflected on our Statements of Income.

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

We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which define a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for cost of vacation ownership products related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-ups, and are recorded in Cost of vacation ownership product expenses on the Statements of Income to retrospectively adjust the margin previously recorded subject to those estimates. For 2015, 2014 and 2013, product cost true-ups relating to vacation ownership products increased carrying values of inventory by $7.3 million, $6.5 million and $17.7 million, respectively.

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

Capitalization of Costs

We capitalize interest and certain salaries and related costs incurred in connection with the following: (1) development and construction of sales centers; (2) internally developed software; and (3) development and construction projects for our real estate inventory. We capitalize costs clearly associated with the acquisition, development and construction of a real estate project when it is probable that we will acquire a property. We capitalize salary and related costs only to the extent they directly relate to the project. We capitalize interest expense, taxes and insurance costs when activities that are necessary to get the property ready for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete. Capitalized salaries and related costs totaled $7.1 million, $5.1 million and $7.3 million for 2015, 2014 and 2013, respectively.

Defined Contribution Plan

We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from property owners’ associations) for our participating employees totaling $7.1 million in 2015, $6.6 million in 2014 and $5.8 million in 2013.

Deferred Compensation Plan

Prior to the Spin-Off, certain members of our senior management had the opportunity to participate in the Marriott International, Inc. Executive Deferred Compensation Plan (the “Marriott International EDC”), which Marriott International maintains and administers. Under the Marriott International EDC, participating employees may defer payment and income taxation of a portion of their salary and bonus. It also gives participants the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (at a fixed annual rate of return of 4.9 percent for 2015 and 5.2 percent for 2014). Although additional discretionary contributions to the participants’ accounts under the Marriott International EDC may be made, no additional discretionary contributions were made for our employees in 2015, 2014 and 2013. Subsequent to the Spin-Off, we remain liable to reimburse Marriott International for distributions for participants that were employees of Marriott Vacations Worldwide at the time of the Spin-Off including earnings thereon.

Since 2014, certain members of our senior management have had the opportunity to participate in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”), which we maintain and administer. Under the Deferred Compensation Plan, participating employees may defer payment and income taxation of a portion of their salary and bonus. It also gives participants the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (at a fixed annual rate of return of 5.6 percent for both 2015 and 2014). We may make additional discretionary contributions to the participant’s accounts under the Deferred Compensation Plan. No additional discretionary contributions were made in 2015 and contributions totaling $0.1 million were made in 2014.

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

We pay Marriott International for Marriott Rewards Points issued prior to 2012 when the points are redeemed by program members. Our liability for Marriott Rewards Points issued prior to 2012 represents the net present value of future cash outlays that we are obligated to pay Marriott International based on actual point redemptions. We base the carrying value of this liability on a statistical model that projects the dollar value and timing of future point redemptions. The most significant estimates involve the future cost of redeemed points, the breakage for points that will never be redeemed, and the pace at which points are redeemed. We base our estimates for these items on our historical experience, current trends and other considerations. We made a lump sum payment of $66.0 million to repay this liability in December 2015, leaving a remaining estimated liability of less than $0.1 million. A final payment for any outstanding Marriott Rewards Points issued prior to 2012 is due in February 2016. Our remaining liability for these Marriott Rewards Points is included in Liability for Marriott Rewards customer loyalty program on the Balance Sheets. See Footnote No. 12, “Other Liabilities” for more information.

Except as noted above, we generally pay Marriott International for Marriott Rewards Points within 30 days of issuance. For Marriott Rewards Points issued for exchanges as an alternative usage option for owners who elect to exchange their inventory in the calendar fourth quarter, payment is due within 120 days of year-end. The rates we pay for the Marriott Rewards Points are based upon historical redemption costs with no future adjustment for actual costs incurred by Marriott International upon fulfillment. Our liability for these Marriott Rewards Points is included in Accrued liabilities on the Balance Sheets.

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

Accounts and Contracts Receivable

Accounts and contracts receivable are presented net of allowances of $0.6 million at both January 1, 2016 and January 2, 2015.

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

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.92 percent and 6.95 percent as of January 1, 2016 and January 2, 2015, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $4.7 million as of both January 1, 2016 and January 2, 2015.

For additional information on our vacation ownership notes receivable, including information on the related reserves, see Footnote No. 3, “Vacation Ownership Notes Receivable.”

Costs Incurred to Sell Vacation Ownership Products

We charge the majority of marketing and sales costs we incur to sell vacation ownership products to expense when incurred. Deferred marketing and selling expenses, which are direct marketing and selling costs related either to an unclosed contract or a contract for which 100 percent of revenue has not yet been recognized, were $5.3 million at both year-end 2015 and 2014 and are included on the accompanying Balance Sheets in the Other caption within Assets.

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

Valuation of Investments in Ventures

We evaluate investments in ventures for impairment when circumstances indicate that the carrying value may not be recoverable due to loan defaults, significant under-performance relative to historical or projected performance, significant negative industry or economic trends, or otherwise.

We record impairments for investments we have accounted for using the equity and cost methods of accounting when we determine that the venture has had an “other than temporary” decline in its estimated fair value as compared to its carrying value. Additionally, a change in business plans or strategies of a venture could cause us to evaluate the recoverability for the individual long-lived assets in the venture and possibly the venture itself.

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

Derivative Instruments

From time to time, we may use derivative instruments to reduce market risk due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of our $250 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”). As of January 1, 2016, we were not party to any material derivative instruments or hedges.

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

We follow the provisions of ASC 718, “Compensation—Stock Compensation,” which requires that a company measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, share-based awards granted to our employees vest ratably over a four-year period, and we recognize the expense associated with these awards on our Statements of Income on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. We measure the amount of compensation expense for share-based awards based on the fair value of the awards as of the date that the share-based awards are granted and adjust that expense to the estimated number of awards that we expect will vest. We generally determine the fair value of stock options and SARs using the Black-Scholes option valuation model which incorporates assumptions about expected volatility, risk free interest rate, dividend yield and expected term. The fair value of RSUs represents the number of awards granted multiplied by the average of the high and low market price of our common stock on the date the awards are granted reduced by the present value of the dividends expected to be paid on the shares during the requisite service period, discounted at a risk-free interest rate. We recognize compensation cost for share-based awards ratably over the vesting period. We will issue shares from authorized shares upon the exercise of stock options or SARs held by our employees and directors. See Footnote No. 14, “Share-Based Compensation,” for more information.

Advertising Costs

We expensed advertising costs as incurred of $2.1 million, $2.0 million and $2.2 million in 2015, 2014 and 2013, respectively. These costs are included in the Marketing and sales expense caption on our Statements of Income.

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

New Accounting Standards

Accounting Standards Update No. 2015-16 – “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations” (“ASU 2015-16”)

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. Our early adoption of ASU 2015-16 did not have a material impact on our Financial Statements.

Accounting Standards Update No. 2015-11 – “Simplifying the Measurement of Inventory (Topic 330): Inventory” (“ASU 2015-11”)

In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Our early adoption of ASU 2015-11 did not have a material impact on our Financial Statements as it applies solely to our operating inventories. This guidance is not applicable to our vacation ownership inventory.

Accounting Standards Update No. 2015-03 – “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”)

In April 2015, the FASB issued ASU 2015-03, to modify the presentation of debt issuance costs. Under ASU 2015-03, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs has not changed. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. Our early adoption of ASU 2015-03 did not have a material impact on our Financial Statements.

Accounting Standards Update No. 2015-02 – “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”)

In February 2015, the FASB issued ASU 2015-02, which amends the guidance for evaluating whether to consolidate certain legal entities. Specifically, ASU 2015-02 modifies the method for determining whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Further, it eliminates the presumption that a general partner should consolidate a limited partnership and impacts the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Our early adoption of ASU 2015-02 did not have a material impact on our Financial Statements.

Future Adoption of Accounting Standards

Accounting Standards Update No. 2016-01 – “Financial Instruments – Overall (Subtopic 825-10)” (“ASU 2016-01”)

In January 2016, the FASB issued ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect the adoption of ASU 2016-01 to have a material impact on our Financial Statements.

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

The income (loss) before provision for income taxes by geographic region is as follows:

($ in thousands)	2015	2014	2013
United States	$197,519	$178,297	$124,729
Non-U.S. jurisdictions	8,978	(27,706)	6,475

	$206,497	$150,591	$131,204

Our current tax provision does not reflect the benefits attributable to us for the exercise or vesting of employee share-based awards of $9.4 million in 2015, $4.5 million in 2014 and $3.5 million in 2013.

Our provision for income taxes consists of:

($ in thousands)	2015	2014	2013
Current – U.S. Federal	$(44,728)	$(42,652)	$(37,056)
– U.S. State	(4,027)	(9,091)	(5,738)
– Non-U.S.	(6,953)	95	(1,960)

	(55,708)	(51,648)	(44,754)

Deferred – U.S. Federal	(25,350)	(16,422)	(4,663)
– U.S. State	(4,554)	1,294	(1,243)
– Non-U.S.	1,914	(3,059)	(814)

	(27,990)	(18,187)	(6,720)

	$(83,698)	$(69,835)	$(51,474)

The deferred tax assets and related valuation allowances in these Financial Statements have been determined on a separate return basis. The assessment of the valuation allowances requires considerable judgment on the part of management with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. Valuation allowances are recorded against the deferred tax assets of certain foreign operations for which historical losses, restructuring and impairment charges have been incurred. The change in the valuation allowances established were $(3.7) million in 2015, $(6.7) million in 2014 and $1.5 million in 2013.

We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($163.9 million at January 1, 2016) because we consider these earnings to be permanently invested. We do not consider previously taxed income to be permanently reinvested if such earnings can be distributed to a U.S. entity without incurring additional U.S. tax. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot estimate the amount of additional taxes that might be payable on the unremitted earnings.

We conduct business in countries that grant “holidays” from income taxes for ten to thirty year periods. These holidays expire through 2034. Without these tax “holidays,” we would have incurred the following aggregate additional income taxes: $0.4 million in 2015, $2.6 million in 2014 and $2.4 million in 2013.

We have joined in the Marriott International U.S. federal tax consolidated filing for periods up to the date of the Spin-Off. The IRS has examined Marriott International’s federal income tax returns, and it has settled all issues related to the timeshare business for the tax years through the Spin-Off. Our tax years subsequent to the Spin-Off are subject to examination by relevant tax authorities. The IRS has concluded their audits for tax years 2011 and 2012. Our 2012 and 2013 returns are being audited by tax authorities in foreign jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of these audits.

Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate was $2.4 million at January 1, 2016, $1.1 million at January 2, 2015 and $0.5 million at January 3, 2014.

The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2013 to the end of 2015:

($ in thousands)	2015	2014	2013
Unrecognized tax benefit at beginning of year	$1,123	$473	$157
Change attributable to tax positions taken during the current period	979	—	—
Change attributable to tax positions taken during a prior period	276	650	316

Unrecognized tax benefit at end of year	$2,378	$1,123	$473

In accordance with our accounting policies, we recognize accrued interest and penalties related to our unrecognized tax benefits as a component of tax expense. Related interest expense and accrued interest expense totaled less than $0.1 million in each of 2015, 2014 and 2013.

Deferred Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry-forwards. We state those balances at the enacted tax rates we expect will be in effect when we actually pay or recover taxes. Deferred income tax assets represent amounts available to reduce income taxes we will pay on taxable income in future years. We evaluate our ability to realize these future tax deductions and credits by assessing whether we expect to have sufficient future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies, to utilize these future deductions and credits. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized.

Total deferred tax assets and liabilities at January 1, 2016 and January 2, 2015 were as follows:

($ in thousands)	At Year-End 2015	At Year-End 2014
Deferred tax assets	$160,813	$157,974
Deferred tax liabilities	(265,197)	(236,857)

Net deferred tax liability	$(104,384)	$(78,883)

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities at January 1, 2016 and January 2, 2015 was as follows:

($ in thousands)	At Year-End 2015	At Year-End 2014
Inventory	$(25,671)	$(24,487)
Reserves	34,151	34,807
Property and equipment	(7,246)	(2,629)
Marriott Rewards customer loyalty program	13	3,142
Deferred sales of vacation ownership interests	(185,980)	(159,787)
Long lived intangible assets	34,692	36,148
Net operating loss carry-forwards	45,481	43,938
Other, net	46,476	39,939

Deferred tax liability	(58,084)	(28,929)
Less: Valuation allowance	(46,300)	(49,954)

Net deferred tax liability	$(104,384)	$(78,883)

At January 1, 2016, we had approximately $44.3 million of foreign net operating losses (excluding valuation allowances) some of which begin expiring in 2016. However, a significant portion of these tax net operating losses have an indefinite carry forward period. We have no federal net operating losses and net operating losses of $1.2 million for state tax purposes which begin expiring in 2032.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

The following table reconciles the expense related to the U.S. statutory income tax rate to our effective income tax rate:

	2015	2014	2013
U.S. statutory income tax rate expense	35.00%	35.00%	35.00%
U.S. state income taxes, net of U.S. federal tax benefit	2.62	2.96	3.48
Permanent differences(1)	1.65	0.18	0.24
Non-U.S. (loss) income(2)	(0.61)	6.27	0.97
Other items	1.21	0.17	(2.28)
Change in valuation allowance(3)	0.66	1.79	1.82

Effective rate expense	40.53%	46.37%	39.23%

(1)	Attributed to interest on mandatorily redeemable preferred stock of a consolidated subsidiary, partially offset by the benefit of tax holidays in certain jurisdictions in 2014 and 2013.

(2)	Attributed to the difference between U.S. and foreign income tax rates.

(3)	Attributed to establishment of valuation allowances in foreign jurisdictions for losses that cannot be benefited in the U.S. income tax provision as discussed above.

Cash Taxes Paid

Cash taxes paid in 2015, 2014 and 2013 were $50.2 million, $65.2 million and $28.5 million, respectively.

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	At Year-End 2015	At Year-End 2014
Vacation ownership notes receivable — securitized	$669,179	$750,680
Vacation ownership notes receivable — non-securitized
Eligible for securitization(1)	104,671	24,194
Not eligible for securitization(1)	146,781	142,354

Subtotal	251,452	166,548

Total vacation ownership notes receivable	$920,631	$917,228

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable.

The following tables show future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at January 1, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2016	$60,207	$92,725	$152,932
2017	38,414	88,754	127,168
2018	24,644	84,482	109,126
2019	18,973	77,434	96,407
2020	17,155	75,057	92,212
Thereafter	92,059	250,727	342,786

Balance at year-end 2015	$251,452	$669,179	$920,631

Weighted average stated interest rate at year-end 2015	12.0%	12.8%	12.5%
Range of stated interest rates at year-end 2015	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in thousands)	2015	2014	2013
Interest income associated with vacation ownership notes receivable – securitized	$89,693	$91,790	$103,781
Interest income associated with vacation ownership notes receivable – non-securitized	28,327	30,761	30,963

Total interest income associated with vacation ownership notes receivable	$118,020	$122,551	$134,744

The following table summarizes the activity related to our vacation ownership notes receivable reserve for 2015, 2014 and 2013:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at year-end 2012	$92,785	$53,782	$146,567
Provision for loan losses	28,885	7,068	35,953
Securitizations	(31,534)	31,534	—
Clean-up calls(1)	14,285	(14,285)	—
Write-offs	(49,257)	—	(49,257)
Defaulted vacation ownership notes receivable repurchase activity(2)	26,412	(26,412)	—

Balance at year-end 2013	81,576	51,687	133,263
Provision for loan losses	20,509	9,577	30,086
Securitizations	(19,507)	19,507	—
Clean-up calls(1)	1,756	(1,756)	—
Write-offs	(44,931)	—	(44,931)
Defaulted vacation ownership notes receivable repurchase activity(2)	25,349	(25,349)	—

Balance at year-end 2014	64,752	53,666	118,418
Provision for loan losses	23,832	9,209	33,041
Securitizations	(16,491)	16,491	—
Clean-up calls(1)	7,115	(7,115)	—
Write-offs	(48,220)	—	(48,220)
Defaulted vacation ownership notes receivable repurchase activity(2)	24,596	(24,596)	—

Balance at year-end 2015	$55,584	$47,655	$103,239

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

(2)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the securitized vacation ownership notes receivable.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due. As noted in Footnote No. 1, “Summary of Significant Accounting Policies,” we recognize interest income on a cash basis for these vacation ownership notes receivable.

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at year-end 2015	$46,024	$8,717	$54,741
Investment in vacation ownership notes receivable on non-accrual status at year-end 2014	$60,275	$7,172	$67,447
Average investment in vacation ownership notes receivable on non-accrual status during 2015	$53,150	$7,945	$61,095

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of January 1, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$9,981	$21,113	$31,094
91 – 150 days past due	4,731	8,590	13,321
Greater than 150 days past due	41,293	127	41,420

Total past due	56,005	29,830	85,835
Current	251,031	687,004	938,035

Total vacation ownership notes receivable	$307,036	$716,834	$1,023,870

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

	At Year-End 2015		At Year-End 2014
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable
Securitized	$669,179	$803,533	$750,680	$909,391
Non-securitized	251,452	274,799	166,548	172,103

Total financial assets	$920,631	$1,078,332	$917,228	$1,081,494

Non-recourse debt associated with vacation ownership notes receivable securitizations, gross	$(684,604)	$(677,595)	$(708,031)	$(712,977)
Other debt, gross	(3,496)	(3,496)	(3,306)	(3,306)
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	(40,000)	(42,258)	(40,000)	(43,837)
Liability for Marriott Rewards customer loyalty program	(35)	(35)	(89,285)	(80,448)
Other liabilities	(4,515)	(4,515)	(4,118)	(4,118)

Total financial liabilities	$(732,650)	$(727,899)	$(844,740)	$(844,686)

(1)	Fair value of financial instruments, has been determined using Level 3 inputs.

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

The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At Year-End 2015		At Year-End 2014
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization	$104,671	$128,018	$24,194	$29,749
Not eligible for securitization	146,781	146,781	142,354	142,354

Total non-securitized	$251,452	$274,799	$166,548	$172,103

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

Liability for Marriott Rewards Customer Loyalty Program

Historically, we determined the carrying value of the future redemption obligation of our liability for the Marriott Rewards customer loyalty program using statistical formulas that projected the timing of future redemption of Marriott Rewards Points based on historical levels, including estimates of the number of Marriott Rewards Points that would eventually be redeemed and the “breakage” for points that would never be redeemed, as discussed in Footnote No. 12, “Other Liabilities.” We estimated the fair value of the future redemption obligation by adjusting the contractual discount rate to an estimate of that of a market participant with similar nonperformance risk. Substantially all of the liability for the Marriott Rewards customer loyalty program was paid prior to January 1, 2016 and as such, the carrying value approximates fair value. A final payment of the remaining liability was made in 2016.

Other Liabilities

We estimate the fair value of our other liabilities that are financial instruments using expected future payments discounted at risk-adjusted rates. These liabilities represent guarantee costs and other structured payments. The carrying values of our financial instruments within Other liabilities approximate their fair values.

5. ACQUISITIONS AND DISPOSITIONS

2015 Acquisitions

Surfers Paradise, Australia

During the third quarter of 2015, we completed the acquisition of an operating hotel located in Surfers Paradise, Australia, for AUD $84.5 million ($62.3 million). The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As such, all transaction costs were expensed as incurred and have been included in the “Other” line of our Statements of Income. As consideration for the acquisition, we paid AUD $82.6 million ($61.0 million) in cash and assumed net liabilities of AUD $1.9 million ($1.3 million), which was allocated based on the fair value at the date of acquisition as follows: AUD $28.9 million ($21.3 million) to land, AUD $49.5 million ($36.5 million) to buildings and leasehold improvements and AUD $6.1 million ($4.5 million) to furniture and equipment. Fair value was determined using an independent appraisal, which was primarily based on a discounted cash flow model, a Level 3 fair value input. We intend to convert a portion of this hotel into vacation ownership interests for future use in our Asia Pacific segment; the portion of the purchase price for this portion is classified as an operating activity on our Cash Flows for the year ended January 1, 2016. We intend to sell the remaining downsized hotel to a third party; the portion of the purchase price for this portion of the hotel is classified as an investing activity on our Cash Flows for the year ended January 1, 2016.

Washington, D.C.

During the third quarter of 2015, we completed the acquisition of 71 units at The Mayflower Hotel, Autograph Collection, an operating hotel located in Washington, D.C., for $32.0 million. The asset acquisition was treated as a purchase of inventory and we intend to include these vacation ownership units, in their current form, in our MVCD program.

San Diego, California

During the first quarter of 2015, we completed the acquisition of an operating hotel located in San Diego, California, for $55.0 million. The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As consideration for the acquisition, we paid $55.0 million in cash, which was allocated based on the fair value at the date of acquisition as follows: $54.3 million to property and equipment and $0.7 million to other assets. Fair value was determined using an independent appraisal, which was primarily based on a discounted cash flow model, a Level 3 fair value input. We intend to convert this hotel, in its entirety, into vacation ownership interests for future use in our MVCD program. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating hotels for future conversion to inventory line on our Cash Flows for the year ended January 1, 2016. The remaining $7.7 million was included as an investing activity in the Capital expenditures for property and equipment line on our Cash Flows for the year ended January 1, 2016, as it was allocated to assets to be used prior to conversion of the hotel to vacation ownership interests, as well as ancillary and sales center assets to be retained after the conversion.

2015 Dispositions

Kauai, Hawaii

During the second quarter of 2014, we entered into a purchase and sale agreement to dispose of undeveloped and partially developed land, an operating golf course and related assets, in Kauai, Hawaii (the “Kauai Property”) for $60.0 million in gross cash proceeds. During the fourth quarter of 2014, pursuant to a subsequent modification to the purchase and sale agreement, we completed the sale of a portion of the Kauai Property for gross cash proceeds of $40.0 million and the buyer agreed to purchase the remaining portion of the Kauai Property for gross cash proceeds of $20.0 million no later than April 30, 2015, unless we and the buyer mutually agreed prior to March 31, 2015 to enter into an “alternative arrangement” regarding the remaining portion of the Kauai Property. We accounted for the sale of the portion of the transaction closed in 2014 under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $2.9 million, which is included in the Gains and other income line on the Statement of Income for the year ended January 2, 2015.

During the second quarter of 2015, we completed the sale of the remaining portion of the Kauai Property for gross cash proceeds of $20.0 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $8.7 million, which is included in the Gains and other income line on our Statements of Income for the year ended January 1, 2016.

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

As of January 1, 2016, our Balance Sheet reflects $7.7 million of Other liabilities that relate to the deferral of gain recognition for this transaction, which will reduce our basis in the asset if we repurchase the property. In addition, the note receivable of $0.5 million and other receivables of $0.2 million are included in the Accounts and contracts receivable line on the Balance Sheet as of January 1, 2016. The cash consideration received for the sale of the real property is included in Proceeds from vacation ownership inventory arrangements on our Cash Flows for the year ended January 1, 2016. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is our interest in the note receivable and the other receivables discussed above as of January 1, 2016.

Orlando, Florida

During the first quarter of 2014, we disposed of a golf course and adjacent undeveloped land in Orlando, Florida for $24.0 million in gross cash proceeds. As a condition of the sale, we continued to operate the golf course through the end of the first quarter of 2015 at our own risk. We utilized the performance of services method to record a gain of $3.1 million over the period during which we operated the golf course, $0.9 million of which is included in the Gains and other income line on our Statement of Income for the year ended January 1, 2016, and $2.2 million is included in the Gains and other income line on our Statement of Income for the year ended January 2, 2015.

2014 Acquisitions

We made no significant acquisitions in 2014.

2014 Dispositions

The Abaco Club on Winding Bay, Bahamas

During the third quarter of 2014, we entered into a purchase and sale agreement to dispose of undeveloped and partially developed land, an operating golf course, spa and clubhouse and related facilities at The Abaco Club on Winding Bay (“The Abaco Club”) in the Bahamas. During the fourth quarter of 2014, we completed the sale of The Abaco Club for gross cash proceeds of $10.0 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a non-cash loss of $23.8 million, which is included in the Litigation settlement line on the Statement of Income for the year ended January 2, 2015. See Footnote No. 9, “Contingencies and Commitments,” for additional discussion of this transaction.

Singer Island, Florida

During the second quarter of 2014, we completed the sale of a parcel of undeveloped land on Singer Island, Florida for gross cash proceeds of $10.5 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $0.3 million, which is included in the Gains and other income line on the Statement of Income for the year ended January 2, 2015.

2013 Acquisitions

In 2013, we acquired a parcel of land adjacent to one of our existing resorts in Phuket, Thailand for $2.0 million.

2013 Dispositions

In 2013, we completed the sale of a multi-family parcel in St. Thomas, U.S. Virgin Islands. Net cash proceeds from the sale totaled $2.2 million and we recorded a net gain of $0.5 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate.

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

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

(in thousands, except per share amounts)	At Year-End 2015(1)	At Year-End 2014(2)	At Year-End 2013(3)
Computation of Basic Earnings Per Share
Net income	$122,799	$80,756	$79,730
Weighted average shares outstanding	31,487	33,665	35,373

Basic earnings per share	$3.90	$2.40	$2.25

Computation of Diluted Earnings Per Share
Net income	$122,799	$80,756	$79,730

Weighted average shares outstanding	31,487	33,665	35,373
Effect of dilutive shares outstanding
Employee stock options and SARs	446	543	702
Restricted stock units	235	427	546

Shares for diluted earnings per share	32,168	34,635	36,621

Diluted earnings per share	$3.82	$2.33	$2.18

(1)	The computations of diluted earnings per share exclude approximately 136,000 shares of common stock, the maximum number of shares issuable as of January 1, 2016 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)	The computations of diluted earnings per share exclude approximately 134,000 shares of common stock, the maximum number of shares issuable as of January 2, 2015 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(3)	The computations of diluted earnings per share exclude approximately 229,000 shares of common stock, the maximum number of shares issuable as of January 3, 2014 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the year ended January 1, 2016, we excluded 62,018 shares underlying stock options or stock appreciation rights (“SARs”) that may be settled in shares of common stock, with an exercise price of $77.42, from our calculation of diluted earnings per share because this exercise price was greater than the average market price for the period. For the years ended January 2, 2015 and January 3, 2014, we did not exclude any shares underlying stock options or SARs that may be settled in shares of common stock from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in thousands)	At Year-End 2015	At Year-End 2014
Finished goods(1)	$332,888	$413,066
Land and infrastructure(2)	331,042	355,198

Real estate inventory	663,930	768,264
Operating supplies and retail inventory	5,313	4,520

	$669,243	$772,784

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes $72.9 million of inventory related to estimated future foreclosures at January 1, 2016.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Interest capitalized as a cost of inventory totaled $0.1 million, $2.8 million and $4.2 million in 2015, 2014 and 2013, respectively.

8. PROPERTY AND EQUIPMENT

The following table details the composition of our property and equipment balances:

($ in thousands)	At Year-End 2015	At Year-End 2014
Land	$87,751	$63,461
Buildings and leasehold improvements	267,965	168,328
Furniture and equipment	55,326	48,193
Information technology	177,099	181,260
Construction in progress	26,469	12,354

	614,610	473,596
Accumulated depreciation	(325,807)	(326,217)

	$288,803	$147,379

Interest capitalized as a cost of property and equipment totaled $0.3 million in 2015, $0.1 million in 2014 and $0.1 million in 2013. Depreciation expense totaled $22.2 million in 2015, $18.7 million in 2014 and $22.6 million in 2013.

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

($ in thousands)	Maximum Potential Amount of Future Fundings at Year-End 2015	Liability for Expected Future Fundings at Year-End 2015
Segment
Asia Pacific	$5,189	$52
North America	2,846	164

Total guarantees where we are the primary obligor	$8,035	$216

Commitments and Letters of Credit

In addition to the guarantees we describe in the preceding paragraphs, as of January 1, 2016, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $28.1 million, of which we expect $12.2 million, $6.5 million, $3.1 million, $1.9 million, $1.7 million and $2.7 million will be paid in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.

•	We have commitments of $3.4 million to subsidize vacation ownership associations, which we expect to pay in 2016.

•	We have a commitment of $38.5 million to purchase vacation ownership units located on the Big Island of Hawaii, for use in our MVCD program, contingent upon the seller subjecting the units to a condominium regime prior to our purchase. We made a deposit of $1.5 million in connection with this commitment in 2014, and we are committed to make the remaining payment of $37.0 million upon satisfaction of the condition that the seller subject the units to a condominium regime, which we expect to occur within one year. Upon acquisition, we are committed to renovate the units pursuant to a property improvement plan to be agreed upon at a later date, for which an additional $45.0 million to $55.0 million will be required to be funded. We are currently evaluating the use of a capital efficient arrangement to delay the timing of this capital investment.

•	We have a commitment of $137.1 million to purchase vacation ownership units located in Marco Island, Florida, of which we expect $33.3 million, $50.0 million and $53.8 million will be paid in 2017, 2018 and 2019, respectively. See Footnote No. 5, “Acquisitions and Dispositions,” for additional information on this transaction.

Surety bonds issued as of January 1, 2016 totaled $57.8 million, the majority of which were requested by federal, state or local governments related to our operations.

Additionally, as of January 1, 2016, we had $3.3 million of letters of credit outstanding under our $200 million revolving credit facility (as amended, the “Revolving Corporate Credit Facility”).

Loss Contingencies

In December 2012, Jon Benner, an owner of fractional interests at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), filed suit in Superior Court for the State of California, County of San Francisco, against us and certain of our subsidiaries on behalf of a putative class consisting of all owners of fractional interests at the RCC San Francisco who allegedly did not receive proper notice of their payment obligations under California’s Mello-Roos Community Facilities Act of 1982 (the “Mello-Roos Act”). The plaintiff alleged that the disclosures made about bonds issued for the project under this Act and the payment obligations of fractional interest purchasers with respect to such bonds were inadequate, and this and other alleged statutory violations constituted intentional and negligent misrepresentation, fraud and fraudulent concealment. The relief sought included damages in an unspecified amount, rescission of the purchases, restitution and disgorgement of profits. In September 2014, we reached an agreement to settle this action on the basis of a stipulated class; the settlement was approved by the court on March 31, 2015. At January 1, 2016, we had an accrual of $0.3 million related to the settlement.

In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against this action vigorously. We filed a motion in the Circuit Court to compel arbitration of plaintiffs’ claims. That motion was denied, but on appeal the Hawaii Intermediate Court of Appeals reversed. The Hawaii Supreme Court reversed the decision of the Intermediate Court of Appeals and reinstated the action in Circuit Court, which set the case for trial beginning September 16, 2016. We filed a petition with the United States Supreme Court seeking review of the Hawaii Supreme Court’s decision. On January 11, 2016, the United States Supreme Court issued an order vacating the Hawaii Supreme Court’s decision and remanding the case with instructions to reconsider its ruling in light of a recent U.S. Supreme Court decision reiterating the obligation of courts to enforce arbitration agreements. On January 27, 2016, we filed a motion to stay proceedings in the Circuit Court based on the action of the U.S. Supreme Court. Plaintiffs opposed the motion, and at a hearing on February 22, 2016 the Circuit Court stayed proceedings until March 22, 2016 and set a hearing for that date. On February 17, 2016, the Hawaii Supreme Court ordered the parties to file supplemental briefs by March 2, 2016. Additionally, in 2014, owners of two residential units agreed to release their claims in this action. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

In June 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration of the claims asserted by the plaintiffs. Plaintiffs appealed that decision to the Hawaii Intermediate Court of Appeals and also initiated arbitration. On July 24, 2015, the Intermediate Court of Appeals reversed the decision of the Circuit Court and directed that the action be reinstated in the Circuit Court, based on the Hawaii Supreme Court’s decision in the Narayan case discussed above, which has since been vacated by the U.S. Supreme Court. We dispute the material allegations in the amended complaint and intend to defend against this action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time. Additionally, owners of two fractional interests have since agreed to release their claims in this action, and the owners of another fractional interest, who are not parties to the Charles action, agreed to release similar claims, in each instance for nominal sums.

In June 2013, owners of 35 residences and lots at The Abaco Club filed a complaint in Orange County, Florida Circuit Court against us, one of our subsidiaries, certain subsidiaries of Marriott International and the resort’s owners’ association, alleging that the defendants failed to maintain the golf course, golf clubhouse, roads, water supply system, and other facilities and equipment in a manner commensurate with a five-star luxury resort, and certain deficiencies in the quality of services provided at the resort. The plaintiffs also alleged that the defendants failed to honor an obligation to extend a right of first offer to club owners in connection with plans to sell the club property. The plaintiffs alleged statutory and common law claims for breach of contract, breach of fiduciary duty, and fraud and sought compensatory and punitive damages. We filed a motion to dismiss the complaint. In April 2014, this action was abated for a period after we entered into a non-binding letter of intent to dispose of undeveloped and partially developed land, an operating golf course, spa and clubhouse and related facilities at The Abaco Club to an entity to be comprised of certain members of The Abaco Club, including certain of the plaintiffs, and others. Upon the closing of the sale in December 2014, all claims asserted against us in this matter were dismissed with prejudice.

In August 2014, Michael and Marla Flynn, owners of weeks-based Marriott Vacation Club vacation ownership products at two of our resorts in Hawaii, filed a claim with the American Arbitration Association on behalf of a putative class consisting of themselves and all others similarly situated. The claimants alleged that the introduction of our points-based MVCD program caused an actionable decrease in the value of their vacation ownership interests. The relief sought included compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to applicable timeshare and unfair trade practices acts and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. On March 30, 2015, the arbitrator ruled that the Flynns’ claims are not subject to arbitration, and dismissed the Flynn proceeding. On October 2, 2015, Michael and Marla Flynn, joined by Patrick and Mary Flynn as Trustees of the Flynn Family Trust, filed a civil action in the United States District Court for the District of Hawaii, asserting similar claims and seeking similar relief on behalf of themselves and a putative class consisting of themselves and all others similarly situated. On December 24, 2015, we filed a motion to dismiss. A hearing on the motion was held on February 16, 2016 and the motion remains pending. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of potential liability, if any, at this time.

On January 29, 2015, Norman and Carreen Abramson, owners of weeks-based Marriott Vacation Club vacation ownership products at one of our resorts in California and of our points-based MVCD program, filed an action in the United States District Court for the Central District of California on behalf of a putative class consisting of themselves and all others similarly situated. Mr. and Mrs. Abramson alleged that the introduction of the MVCD program caused an actionable decrease in the value of their vacation ownership interests, and sought as relief compensatory and punitive damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to applicable timeshare, consumer protection and unfair competition acts. On March 30, 2015, we filed a motion to dismiss. On June 30, 2015, Mr. and Mrs. Abramson filed a motion for class certification, which the Court denied on September 28, 2015. Mr. and Mrs. Abramson also amended their complaint, and we filed a motion to dismiss the amended complaint on October 9, 2015. The Court granted that motion and granted plaintiffs leave to file an amended complaint. On December 31, 2015, the parties reached an agreement in principle to settle the case for a nominal sum.

On May 26, 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of fractional interests at the RCC San Francisco. The case is not filed as a putative class action. The plaintiffs allege that the affiliation of the RCC San Francisco with our points-based MVCD program, certain alleged sales practices, and other alleged acts of us and the other defendants caused an actionable decrease in the value of their fractional interests. The relief sought includes, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. Plaintiffs filed an amended complaint on October 9, 2015. On January 22, 2016, we filed a motion to dismiss; a hearing on the motion is scheduled for March 21, 2016. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On December 31, 2015, we and certain of our subsidiaries were named as defendants in an action filed in the District Court of Pitkin County, Colorado by RCHFU, L.L.C., the owner of a fractional interest at The Ritz-Carlton Club, Aspen Highlands (“RCC-Aspen Highlands”). The case is filed as a putative class action; plaintiff seeks to represent a class consisting of itself and all others similarly situated. The plaintiff alleges that its fractional interest was devalued by the affiliation of RCC-Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $5.0 million, of which $4.3 million is included within liabilities on our Balance Sheet at January 1, 2016. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

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

Leases

We have various land, corporate facilities, real estate and equipment operating leases. The land lease consists of a long-term golf course land lease with a term of 30 years. The corporate facilities leases are for our corporate headquarters and have lease terms of approximately six years. The other operating leases are primarily for office and retail space as well as equipment supporting our operations and have lease terms of between three and ten years. Certain of these leases provide for minimum rental payments and additional rental payments based on our operations of the leased property. We have summarized our future obligations under operating leases at January 1, 2016 below:

($ in thousands)	Land Lease	Corporate Facilities Leases	Other Operating Leases	Total
Fiscal Year
2016	$1,061	$3,486	$9,768	$14,315
2017	1,061	3,580	7,915	12,556
2018	1,061	3,679	4,483	9,223
2019	1,061	3,779	2,308	7,148
2020	1,061	3,882	2,070	7,013
Thereafter	9,551	2,658	5,368	17,577

Total minimum lease payments	$14,856	$21,064	$31,912	$67,832

The following table details the composition of rent expense associated with operating leases, net of sublease income, for the last three years:

($ in thousands)	2015	2014	2013
Minimum rentals	$9,401	$6,806	$9,417
Additional rentals	3,876	5,520	4,527

	$13,277	$12,326	$13,944

10. DEBT

The following table provides detail on our debt balances, net of unamortized debt issuance costs:

($ in thousands)	At Year-End 2015	At Year-End 2014
Vacation ownership notes receivable securitizations, gross(1)	$684,604	$708,031
Unamortized debt issuance costs	(9,043)	(8,090)

	675,561	699,941
Other debt, gross	3,496	3,306
Unamortized debt issuance costs	(264)	(234)

	3,232	3,072
	$678,793	$703,013

(1)	Interest rates as of January 1, 2016 range from 2.2% to 6.3% with a weighted average interest rate of 2.6%.

See Footnote No. 15, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured. The Warehouse Credit Facility currently terminates on November 22, 2017 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. As of January 1, 2016, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.

On August 13, 2015, we completed the securitization of a pool of $264.2 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $255.0 million in vacation ownership loan backed notes from the MVW Owner Trust 2015-1 (the “2015-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2015-1 Trust: $233.2 million of Class A Notes and $21.8 million of Class B Notes. The Class A Notes have an interest rate of 2.52 percent and the Class B Notes have an interest rate of 2.96 percent, for an overall weighted average interest rate of 2.56 percent.

The following table shows scheduled future principal payments for our debt:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations (1)	Other Debt	Total
Debt Principal Payments Year
2016	$95,006	$60	$95,066
2017	90,486	64	90,550
2018	85,878	69	85,947
2019	77,497	74	77,571
2020	74,768	80	74,848
Thereafter	260,969	3,149	264,118

Balance at January 1, 2016	$684,604	$3,496	$688,100

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $30.2 million in 2015, $31.2 million in 2014 and $37.4 million in 2013.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2015 and 2014, and as of January 1, 2016 and January 2, 2015, no securitized vacation ownership notes receivable pools were out of compliance with the established parameters. As of January 1, 2016, we had 6 securitized vacation ownership notes receivable pools outstanding.

Renewal of Warehouse Credit Facility

The Warehouse Credit Facility allows for the securitization of vacation ownership notes receivable on a non-recourse basis. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility.

During 2015, we amended certain agreements associated with the Warehouse Credit Facility. As a result, the revolving period was extended to November 22, 2017, and borrowings under the Warehouse Credit Facility bear interest at a rate based on the one-month LIBOR and bank conduit commercial paper rates plus 1.15 percent per annum and are generally limited at any point to the sum of the products of the applicable advance rates and the eligible vacation ownership notes receivable at such time.

The amendment also expanded the eligibility for certain collateral by permitting some vacation ownership notes receivable that are no more than 60 days delinquent to be financed through the Warehouse Credit Facility; prior to the amendment, only notes that were no more than 30 days delinquent could be financed. The other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the execution of the amendment.

Revolving Corporate Credit Facility

The Revolving Corporate Credit Facility, which currently terminates on September 10, 2019, has a borrowing capacity of $200 million, including a letter of credit sub-facility of $100 million, and provides support for our business, including ongoing liquidity and letters of credit. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate at the Eurodollar rate plus an applicable margin that varies from 1.625 percent to 3.125 percent depending on our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Agreement at a rate that varies from 20 basis points per annum to 50 basis points per annum.

During 2015, we amended the Revolving Corporate Credit Facility, and as a result, up to $130 million of the $200 million borrowing capacity may be borrowed in the form of Australian dollars, Euros, Japanese yen, British pounds and Singaporean dollars. The other terms of the Revolving Corporate Credit Facility are substantially similar to those in effect prior to the execution of the amendment.

The Revolving Corporate Credit Facility contains affirmative and negative covenants and representations and warranties customary for financings of this type. In addition, the Revolving Corporate Credit Facility contains financial covenants, including covenants requiring us to maintain: (1) a minimum consolidated tangible net worth (as defined in the Revolving Corporate Credit Facility); (2) a maximum ratio of consolidated debt to consolidated adjusted EBITDA (as defined in the Revolving Corporate Credit Facility) of 5.25 to 1; (3) a minimum consolidated adjusted EBITDA to interest expense ratio of not less than 3 to 1; and (4) a ratio of our borrowing base amount (as defined in the Revolving Corporate Credit Facility) to the sum of (a) total extensions of credit under the Revolving Corporate Credit Facility and (b) the excess (if any) of all unrealized losses over all unrealized profits of certain swap arrangements of at least 1.25 to 1.

Although no cash borrowings were outstanding as of January 1, 2016 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. As of January 1, 2016, we were in compliance with the requirements of applicable financial and operating covenants.

11. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary MVW US Holdings, Inc. (“MVW US Holdings”) issued $40.0 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to the Spin-Off. Subsequently, Marriott International sold all of this preferred stock to third-party investors. Until October 2016, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. In October 2016, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years (i.e., beginning in October 2016) at par. The Series A preferred stock has an aggregate liquidation preference of $40.0 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of January 1, 2016, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

The following table provides detail on our mandatorily redeemable preferred stock of consolidated subsidiary balance, net of unamortized debt issuance costs:

($ in thousands)	At January 1, 2016	At January 2, 2015
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	$40,000	$40,000
Unamortized debt issuance costs	(1,011)	(1,184)

	$38,989	$38,816

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

In December 2015, we made a lump sum payment of $66.0 million related to our liability for Marriott Rewards Points issued prior to 2012. We recorded changes in the estimates for our Marriott Rewards customer loyalty program liability of $(2.9) million, $5.6 million and $5.2 million in 2015, 2014 and 2013, respectively.

For periods subsequent to 2011, we generally pay Marriott International for Marriott Rewards Points upon issuance. The liability for Marriott Rewards Points issued after 2011 totaled $45.8 million at January 1, 2016 and $42.6 million at January 2, 2015, and is included within Accrued liabilities on the Balance Sheets and is generally payable within 120 days of year-end.

13. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At January 1, 2016, there were 36,393,800 shares of Marriott Vacations Worldwide common stock issued, of which 29,549,544 were outstanding and 6,844,256 were held as treasury stock. At January 2, 2015, there were 36,089,513 shares of Marriott Vacations Worldwide common stock issued, of which 32,092,788 were outstanding and 3,996,725 were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of January 1, 2016 or January 2, 2015.

Share Repurchase Program

On October 12, 2015, our Board of Directors approved the repurchase of up to an additional 2,000,000 shares of our common stock under our existing share repurchase program through March 24, 2017. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 6,900,000 shares of our common stock under the share repurchase program since the initiation of the program in October 2013. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of year-end 2015, 2,045,917 shares remained available for repurchase under the authorization approved by our Board of Directors.

The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 2, 2015	3,996,725	$229,229	$57.35
For the year ended January 1, 2016	2,857,358	201,380	70.48

As of January 1, 2016	6,854,083	$430,609	$62.92

Dividends

We declared cash dividends to holders of common stock during the year ended January 1, 2016 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 12, 2015	February 26, 2015	March 11, 2015	$ 0.25
June 4, 2015	June 18, 2015	July 2, 2015	$ 0.25
September 10, 2015	September 24, 2015	October 8, 2015	$ 0.25
December 8, 2015	December 21, 2015	January 6, 2016	$ 0.30

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

14. SHARE-BASED COMPENSATION

Marriott Vacations Worldwide Share-Based Compensation Plans

We maintain the Stock Plan for the benefit of our officers, directors and employees. Under the Stock Plan, we award to certain of our employees: (1) stock options to purchase Marriott Vacations Worldwide common stock (“Stock Option Program”); (2) SARs for Marriott Vacations Worldwide common stock (“SAR Program”); and (3) RSUs of Marriott Vacations Worldwide common stock. In addition, pursuant to the Separation and Distribution Agreement, we agreed to issue awards under the Stock Plan to certain current and former directors, officers, and employees of Marriott International who held awards under the Marriott International Stock Plan relating to Marriott International common stock at November 10, 2011, the record date for the Spin-Off. A total of 6 million shares are authorized for issuance under the Stock Plan. As of January 1, 2016, approximately 1.8 million shares were available for grants under the Stock Plan.

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

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $14.1 million in 2015, $13.4 million in 2014 and $12.0 million in 2013. Our deferred compensation liability related to unvested awards held by our employees totaled $13.3 million at January 1, 2016 and $12.2 million at January 2, 2015. As of January 1, 2016, we expect that deferred compensation expense for our employees will be recognized over a weighted average period of two years.

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

Marriott International received less than $1.0 million in 2015, $1.5 million in 2014 and $2.3 million in 2013 in cash from our employees for the exercise of stock options granted under the Marriott International Stock Plan. We received no cash from our employees for the exercise of Marriott Vacations Worldwide stock options in 2015 and less than $0.1 million in each of 2014 and 2013.

RSUs

RSUs issued to our employees under the Marriott International Stock Plan and the Stock Plan generally vest over four years in annual installments commencing one year after the date of grant. RSUs issued to our non-employee directors under the Stock Plan vest in full on the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the stock units on the date of issuance. At year-end 2015 and 2014, we had $12.2 million and $11.1 million, respectively, in deferred compensation costs related to RSUs for our employees granted under the Marriott International Stock Plan and the Stock Plan. The weighted average remaining term for RSU grants outstanding at year-end 2015 for our employees was one to two years.

We granted 206,397 RSUs, exclusive of RSUs with performance vesting conditions, to our employees and non-employee directors during 2015. RSUs granted in 2015 had a weighted average grant-date fair value of $75.60.

During 2015, 2014 and 2013, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, is determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum number of RSUs that may be earned under the RSUs with performance-based vesting criteria granted during 2015, 2014 and 2013 was approximately 74,000, 62,000 and 72,000, respectively. During 2015, a total of 68,673 RSUs were earned under the RSUs with performance-based vesting criteria granted during 2013 and were distributed subsequent to January 1, 2016.

The following table provides additional information on outstanding RSUs issued to our employees for the last three fiscal years:

	2015	2014	2013
Share-based compensation expense (in thousands)(1)	$12,222	$11,857	$10,691
Weighted average grant-date fair value prior to Spin-Off (per RSU)	16.92	32.52	32.07
Weighted average grant-date fair value subsequent to Spin-Off (per RSU)(1)	53.94	36.39	29.19
Aggregate intrinsic value of converted and distributed RSUs (in thousands)	17,809	8,361	6,648

(1)	Includes RSUs with performance based vesting criteria.

The following table shows the 2015 changes in Marriott Vacations Worldwide RSUs issued to Marriott International and Marriott Vacations Worldwide employees and the associated weighted average grant date fair values:

	2015
	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Outstanding at year-end 2014(1) (2)	939,080	$31.45
Granted during 2015	206,530	75.61
Distributed during 2015	(392,479)	28.50
Forfeited during 2015	(19,584)	43.32

Outstanding at year-end 2015(1) (3)	733,547	45.14

(1)	Includes RSUs with performance based vesting criteria.
(2)	Includes 129,240 RSUs held by Marriott International employees.
(3)	Includes 79,605 RSUs held by Marriott International employees.

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

We recognized no stock option compensation expense for our employees in each of 2015, 2014 and 2013, and there was no deferred compensation liability related to stock options held by our employees at both year-end 2015 and 2014. Additionally, no Marriott Vacations Worldwide stock options were granted to Marriott International or Marriott Vacations Worldwide employees in 2015, 2014 or 2013.

The following table shows the 2015 changes in outstanding Marriott Vacations Worldwide stock options for Marriott International and Marriott Vacations Worldwide employees and the associated weighted average exercise prices:

	2015
	Number of Stock Options	Weighted Average Exercise Price Per Option
Outstanding at year-end 2014(1)	21,744	$17.20
Granted during 2015	—	—
Exercised during 2015	(6,686)	15.88
Forfeited during 2015	—	—

Outstanding at year-end 2015(1)	15,058	17.78

(1)	All outstanding stock options at year-end 2015 and year-end 2014 were held by Marriott International employees.

The following table shows the Marriott Vacations Worldwide stock options issued to Marriott International and Marriott Vacations Worldwide employees that were outstanding and exercisable at year-end 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Stock Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (in years)	Number of Stock Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (in years)
$13 to $17	9,643	$15.63	3.42	9,643	$15.63	3.42
$18 to $22	3,408	20.41	2.14	3,408	20.41	2.14
$23 to $28	2,007	23.67	4.95	2,007	23.67	4.95

$13 to $28	15,058	17.78	3.33	15,058	17.78	3.33

The intrinsic value of both the outstanding Marriott International stock options and exercisable stock options held by our employees was $0 at year-end 2015 and $0.2 million at year-end 2014. There were no outstanding or exercisable Marriott Vacations Worldwide stock options held by our employees at year-end 2015 or 2014.

The intrinsic value of stock options for Marriott International stock exercised by our employees was $0.2 million in 2015, $2.6 million in 2014 and $3.2 million in 2013. The intrinsic value of stock options for Marriott Vacations Worldwide stock exercised by our employees was $0 in 2015, $0.1 million in 2014 and $0.3 million in 2013.

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

We recognized compensation expense associated with SARs held by our employees and non-employee directors of $1.9 million in 2015, $1.6 million in 2014 and $1.3 million in 2013. At year-end 2015 and year-end 2014, we had $1.1 million and $1.2 million, respectively, in deferred compensation costs related to SARs held by our employees and non-employee directors.

The following table shows the 2015 changes in outstanding Marriott Vacations Worldwide SARs issued to both Marriott International and Marriott Vacations Worldwide employees and non-employee directors:

	2015
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2014	774,665	$22.80
Granted during 2015	62,018	77.42
Exercised during 2015	(69,206)	19.89
Forfeited during 2015	—	—

Outstanding at year-end 2015	767,477	27.48

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

The following table outlines the assumptions used to estimate the fair value of grants for the fiscal years ended 2015 and 2014:

	2015	2014
Expected volatility	42.74%	55.10%
Dividend yield	1.26%	0.00%
Risk-free rate	1.74%	1.84%
Expected term (in years)	6.25	6.25

Employee Stock Purchase Plan

During 2015, the Board of Directors adopted, and our shareholders subsequently approved, the Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan (the “ESPP”), which became effective during the third quarter of 2015. A total of 500,000 shares of common stock may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period.

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

Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations

We periodically securitize, without recourse, through bankruptcy remote special purpose entities, notes receivable originated in connection with the sale of vacation ownership products. These vacation ownership notes receivable securitizations provide funding for us and transfer the economic risks and substantially all the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. We service the vacation ownership notes receivable. With each vacation ownership notes receivable securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized vacation ownership notes receivable or, in some cases, overcollateralization and cash reserve accounts.

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at January 1, 2016.

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$669,179	$—	$669,179
Interest receivable	4,893	—	4,893
Restricted cash	26,884	—	26,884

Total	$700,956	$—	$700,956

Consolidated Liabilities:
Interest payable	$619	$50	$669
Debt	684,604	—	684,604

Total	$685,223	$50	$685,273

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during 2015:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$89,693	$—	$89,693
Interest expense to investors	$18,841	$1,386	$20,227
Debt issuance cost amortization	$3,246	$1,185	$4,431
Administrative expenses	$324	$153	$477

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

($ in thousands)	2015	2014
Cash inflows:
Net proceeds from vacation ownership notes receivable securitizations	$252,361	$260,007
Principal receipts	183,111	183,687
Interest receipts	91,290	91,507
Reserve release	55,156	44,999

Total	581,918	580,200

Cash outflows:
Principal to investors	(176,249)	(176,799)
Voluntary repurchases of defaulted vacation ownership notes receivable	(24,596)	(25,349)
Voluntary clean-up call	(77,582)	(26,722)
Interest to investors	(19,268)	(21,179)
Funding of restricted cash	(52,756)	(44,797)

Total	(350,451)	(294,846)

Net Cash Flows	$231,467	$285,354

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

($ in thousands)	2015	2014
Cash inflows:
Total	$—	$—

Cash outflows:
Interest to investors	(1,390)	(1,495)

Total	(1,390)	(1,495)

Net Cash Flows	$(1,390)	$(1,495)

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. We made voluntary repurchases of defaulted vacation ownership notes receivable of $24.6 million during 2015, $25.3 million during 2014 and $26.4 million during 2013. We also made voluntary repurchases of $146.2 million, $31.3 million and $69.2 million of other non-defaulted vacation ownership notes receivable during 2015, 2014 and 2013, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $5.0 million upon presentation of demand notes related to certain vacation ownership notes receivable securitization transactions outstanding at January 1, 2016.

Other Variable Interest Entities

We have an equity investment in the Joint Venture, a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii. We concluded that the Joint Venture is a variable interest entity because the equity investment at risk is not sufficient to permit it to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of the Joint Venture, as power to direct the activities that most significantly impact its economic performance is shared among the variable interest holders and, therefore, we do not consolidate the Joint Venture. In 2009, we fully impaired our equity investment in the Joint Venture and in certain notes receivable due from the Joint Venture and subsequently reduced the carrying value of our investment in those receivables to zero. Following the Joint Venture’s failure to pay promissory notes due in 2010 and 2011, the lenders initiated foreclosure proceedings with respect to unsold interests in the project. A sale was completed following a foreclosure auction, and on June 13, 2013, we received $7.4 million of cash as a partial repayment of our previously fully reserved receivables due from the Joint Venture. The Joint Venture’s obligations with respect to the remaining receivables have been terminated. At January 1, 2016, we had an accrual of $4.1 million for potential future funding obligations, representing our remaining expected exposure to loss related to our involvement with the Joint Venture exclusive of any future costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 9, “Contingencies and Commitments.”

16. ORGANIZATIONAL AND SEPARATION RELATED CHARGES

Subsequent to the Spin-Off, Marriott International continued to provide us with certain information technology, payroll, human resources and other administrative services pursuant to transition services agreements, most of which we had ceased using as of the end of 2013. In connection with our organizational and separation related activities, we incurred certain expenses to complete our separation from Marriott International. These costs primarily related to establishing our own information technology systems and services, independent payroll and accounts payable functions and reorganizing existing human resources, information technology and related finance and accounting organizations to support our stand-alone public company needs. We do not expect to incur organizational and separation related expenses after 2015. Organizational and separation related charges as reflected in our Statements of Income were $1.2 million for 2015, $3.4 million for 2014 and $12.3 million for 2013. In addition, $3.8 million and $3.0 million of additional separation related charges were capitalized to Property and equipment on our Balance Sheets during 2015 and 2014, respectively.

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

Revenues

($ in thousands)	2015	2014	2013
North America	$1,621,923	$1,549,557	$1,544,816
Europe	114,582	131,683	149,277
Asia Pacific	93,958	54,542	55,595

Total segment revenues	1,830,463	1,735,782	1,749,688
Corporate and other	—	—	—

	$1,830,463	$1,735,782	$1,749,688

Net Income

($ in thousands)	2015	2014	2013
North America	$409,441	$350,589	$342,695
Europe	13,874	15,079	18,564
Asia Pacific	7,263	7,808	7,688

Total segment financial results	430,578	373,476	368,947
Corporate and other	(224,081)	(222,885)	(237,743)
Provision for income taxes	(83,698)	(69,835)	(51,474)

	$122,799	$80,756	$79,730

Equity in Earnings (Losses) of Equity Method Investees

($ in thousands)	2015	2014	2013
North America	$200	$205	$192
Asia Pacific	(13)	(131)	(2)

	$187	$74	$190

Depreciation

($ in thousands)	2015	2014	2013
North America	$12,935	$8,673	$9,451
Europe	1,601	1,897	1,859
Asia Pacific	2,424	354	260

Total segment depreciation	16,960	10,924	11,570
Corporate and other	5,257	7,758	11,025

	$22,217	$18,682	$22,595

Assets

($ in thousands)	At Year-End 2015	At Year-End 2014
North America	$1,900,178	$1,879,648
Europe	80,839	88,867
Asia Pacific	134,661	85,469

Total segment assets	2,115,678	2,053,984
Corporate and other	279,348	476,595

	$2,395,026	$2,530,579

Equity Method Investments

($ in thousands)	At Year-End 2015	At Year-End 2014
North America	$349	$394
Asia Pacific	571	584

	$920	$978

Capital Expenditures (including inventory)

($ in thousands)	2015	2014	2013
North America	$179,696	$94,539	$166,718
Europe	2,807	3,476	4,557
Asia Pacific	72,097	9,899	8,482

Total segment capital expenditures	254,600	107,914	179,757
Corporate and other	10,260	4,769	7,974

	$264,860	$112,683	$187,731

Our Financial Statements include the following items related to operations located outside the United States (which are predominately related to our Europe and Asia Pacific segments):

•	Revenues, excluding cost reimbursements, of $215.3 million in 2015, $188.3 million in 2014 and $207.0 million in 2013; and

•	Fixed assets of $121.8 million in 2015 and $62.3 million in 2014. For year-end 2015 and year-end 2014, fixed assets located outside the United States are included within the “Property and equipment” caption on our Balance Sheets.

18. QUARTERLY RESULTS (UNAUDITED)

	Fiscal Year 2015(1)(2)
($ in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$454,880	$422,827	$407,136	$545,620	$1,830,463

Expenses	$(395,463)	$(369,812)	$(362,983)	$(484,202)	$(1,612,460)

Net income	$34,054	$34,041	$21,555	$33,149	$122,799

Basic earnings per share	$1.05	$1.07	$0.69	$1.08	$3.90

Diluted earnings per share	$1.03	$1.05	$0.67	$1.06	$3.82

	Fiscal Year 2014(1)(2)
($ in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$401,947	$409,902	$413,038	$510,895	$1,735,782

Expenses	$(366,999)	$(352,144)	$(366,883)	$(493,258)	$(1,579,284)

Net income	$19,308	$35,303	$25,648	$497	$80,756

Basic earnings per share	$0.55	$1.03	$0.77	$0.02	$2.40

Diluted earnings per share	$0.54	$1.00	$0.75	$0.01	$2.33

(1)	The quarters consisted of 12 weeks, except for the fourth quarters of 2015 and 2014, which consisted of 16 weeks.
(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

19. SUBSEQUENT EVENTS

Conditional Future Purchase Commitments

In the first quarter of 2016, we entered into a commitment to purchase an operating hotel located in New York, New York for $158.5 million, in a capital efficient transaction. We expect to acquire the units in the hotel, in their current form, over time, and we expect to make payments of $96.8 million and $61.7 million in 2018 and 2019, respectively. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property to another party. Accordingly, we will not consolidate the variable interest entity at inception.

We have commitments to purchase vacation ownership units located in two resorts in Bali, Indonesia in separate capital efficient transactions, contingent upon completion of construction at agreed upon standards within specified timeframes, for use in our Asia Pacific segment. We expect to complete the acquisition of

51 vacation ownership units in 2017 pursuant to one of the commitments, and expect to make payments, when specific construction milestones are completed, as follows: $4.8 million in 2016, $17.7 million in 2017, and $1.2 million in 2018. We expect to complete the acquisition of 88 vacation ownership units in 2019 pursuant to the other commitment, and expect to make payments, when specific construction milestones are completed, as follows: $7.8 million in 2016, $5.9 million in 2017, $23.5 million in 2019 and $1.9 million in 2020.

Acquisition

In the first quarter of 2016, we completed the acquisition of an operating hotel located in the South Beach area of Miami Beach, Florida, for approximately $23.5 million. We intend to convert this hotel into vacation ownership interests for future use in our MVCD program.

Dividends

On February 11, 2016, our Board of Directors declared a quarterly dividend of $0.30 per share to be paid on March 10, 2016 to shareholders of record as of February 25, 2016.

Share Repurchase Program

On February 11, 2016, our Board of Directors authorized repurchase of an additional 2,000,000 shares of our common stock under our existing share repurchase program through March 24, 2017. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 8,900,000 shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

Warehouse Credit Facility Borrowing

On February 24, 2016, we made a draw on the Warehouse Credit Facility. The carrying amount of the notes receivable securitized was $60.2 million. The advance rate was 85 percent, which resulted in gross proceeds of $51.1 million. Net proceeds were $50.7 million due to the funding of reserve accounts in the amount of $0.4 million.