Form 10-Q
period 2016-03-25
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2016-04-28
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2016

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of April 22, 2016 was 28,218,122.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 25, 2016	March 27, 2015
REVENUES
Sale of vacation ownership products	$138,369	$183,906
Resort management and other services	69,629	64,417
Financing	29,224	29,052
Rental	80,288	76,199
Cost reimbursements	107,533	101,306

TOTAL REVENUES	425,043	454,880

EXPENSES
Cost of vacation ownership products	35,617	64,962
Marketing and sales	78,412	79,995
Resort management and other services	45,797	42,409
Financing	4,629	4,905
Rental	64,660	60,158
General and administrative	25,297	22,777
Reversal of litigation expense	(303)	(262)
Organizational and separation related	—	192
Consumer financing interest	5,362	6,021
Royalty fee	13,357	13,000
Cost reimbursements	107,533	101,306

TOTAL EXPENSES	380,361	395,463

Gains and other income	7	887
Interest expense	(1,982)	(2,974)
Other	(2,542)	13

INCOME BEFORE INCOME TAXES	40,165	57,343
Provision for income taxes	(15,757)	(23,289)

NET INCOME	$24,408	$34,054

Basic earnings per share	$0.84	$1.05
Shares used in computing basic earnings per share	29,123	32,299

Diluted earnings per share	$0.82	$1.03
Shares used in computing diluted earnings per share	29,640	33,009

Dividends declared per share of common stock	$0.30	$0.25

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Twelve Weeks Ended
	March 25, 2016	March 27, 2015
Net income	$24,408	$34,054
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,147	(5,602)
Derivative instrument adjustment	409	—

Total other comprehensive income (loss), net of tax	1,556	(5,602)

COMPREHENSIVE INCOME	$25,964	$28,452

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) March 25, 2016	January 1, 2016
ASSETS
Cash and cash equivalents	$106,613	$177,061
Restricted cash (including $24,768 and $26,884 from VIEs, respectively)	55,252	71,451
Accounts and contracts receivable, net (including $4,527 and $4,893 from VIEs, respectively)	131,538	131,850
Vacation ownership notes receivable, net (including $680,888 and $669,179 from VIEs, respectively)	908,587	920,631
Inventory	715,072	669,243
Property and equipment	222,516	288,803
Other	191,207	140,679

Total Assets	$2,330,785	$2,399,718

LIABILITIES AND EQUITY
Accounts payable	$80,618	$139,120
Advance deposits	77,141	69,064
Accrued liabilities (including $292 and $669 from VIEs, respectively)	178,642	164,791
Deferred revenue	28,562	35,276
Payroll and benefits liability	75,749	104,331
Liability for Marriott Rewards customer loyalty program	—	35
Deferred compensation liability	55,437	51,031
Mandatorily redeemable preferred stock of consolidated subsidiary, net	39,029	38,989
Debt, net (including $688,023 and $684,604 from VIEs, respectively)	689,234	678,793
Other	72,582	32,945
Deferred taxes	114,765	109,076

Total Liabilities	1,411,759	1,423,451

Contingencies and Commitments (Note 8)

Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 36,564,810 and 36,393,800 shares issued, respectively	366	364
Treasury stock — at cost; 8,171,238 and 6,844,256 shares, respectively	(503,218)	(429,990)
Additional paid-in capital	1,149,442	1,150,731
Accumulated other comprehensive income	12,937	11,381
Retained earnings	259,499	243,781

Total Equity	919,026	976,267

Total Liabilities and Equity	$2,330,785	$2,399,718

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twelve Weeks Ended
	March 25, 2016	March 27, 2015
OPERATING ACTIVITIES
Net income	$24,408	$34,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,125	4,065
Amortization of debt issuance costs	1,300	1,267
Provision for loan losses	8,287	8,437
Share-based compensation	2,524	2,643
Deferred income taxes	5,549	8,600
Equity method income	(28)	(13)
Gain on disposal of property and equipment, net	(7)	(887)
Non-cash reversal of litigation expense	(303)	(262)
Net change in assets and liabilities:
Accounts and contracts receivable	21	(4,643)
Notes receivable originations	(57,524)	(48,946)
Notes receivable collections	60,532	67,518
Inventory	(14,970)	44,883
Purchase of operating properties for future conversion to inventory	—	(46,614)
Other assets	(5,285)	(8,096)
Accounts payable, advance deposits and accrued liabilities	(27,836)	(25,064)
Deferred revenue	(6,785)	(11,624)
Payroll and benefit liabilities	(28,586)	(19,583)
Liability for Marriott Rewards customer loyalty program	(36)	(4,474)
Deferred compensation liability	4,406	2,921
Other liabilities	39,399	27,937
Other, net	(313)	(50)

Net cash provided by operating activities	9,878	32,069

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(6,331)	(10,562)
Decrease in restricted cash	16,133	47,103
Dispositions, net	9	197

Net cash provided by investing activities	9,811	36,738

FINANCING ACTIVITIES
Borrowings from securitization transactions	51,130	—
Repayment of debt related to securitization transactions	(47,711)	(78,811)
Proceeds from vacation ownership inventory arrangement	—	5,375
Repurchase of common stock	(73,228)	(51,281)
Payment of dividends	(17,585)	(8,081)
Proceeds from stock option exercises	—	90
Payment of withholding taxes on vesting of restricted stock units	(3,864)	(9,061)
Other	591	80

Net cash used in financing activities	(90,667)	(141,689)

Effect of changes in exchange rates on cash and cash equivalents	530	(1,453)
DECREASE IN CASH AND CASH EQUIVALENTS	(70,448)	(74,335)
CASH AND CASH EQUIVALENTS, beginning of period	177,061	346,515

CASH AND CASH EQUIVALENTS, end of period	$106,613	$272,180

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of note receivable	$—	$(500)
Property acquired via capital lease	7,221	—
Non-cash transfer of Property and equipment to assets held for sale, within Other assets	45,201	—

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of March 25, 2016, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

Fiscal Year	Quarter-End Date
2016 First Quarter	March 25, 2016
2015 First Quarter	March 27, 2015

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, seasonal and short-term variations.

These Financial Statements have not been audited. Amounts as of January 1, 2016 included in these Financial Statements have been derived from the audited consolidated financial statements as of that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, you should read these Financial Statements in conjunction with the consolidated financial statements and notes to those consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, property and equipment valuation, loan loss reserves, self-insured medical plan reserves, equity-based compensation, income taxes and loss contingencies. Accordingly, actual amounts may differ from these estimated amounts.

We have reclassified certain prior year amounts to conform to our current period presentation.

Future Adoption of Accounting Standards

Accounting Standards Update No. 2016-09 – “Compensation-Stock Compensation (Topic 718)” (“ASU 2016-09”)

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 which changes how entities account for certain aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We are evaluating the impact that ASU 2016-09 will have on our financial statements and disclosures.

Accounting Standards Update No. 2016-02 – “Leases (Topic 842)” (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability of information regarding an entity’s leasing activities by providing additional information to users of financial statements. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. This update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact that ASU 2016-02, including the method and timing of implementation, will have on our financial statements and disclosures.

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

Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), Accounting Standards Update No. 2016-08 – “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations” (“ASU 2016-08”) and Accounting Standards Update No. 2016-10 – “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”)

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new standard may be applied prospectively to each prior period presented or retrospectively with the cumulative effect recognized on the date of adoption. We expect to adopt ASU 2014-09 commencing in our fiscal year 2018.

In March 2016, the FASB issued ASU 2016-08, which amends the implementation guidance on principal versus agent revenue recognition considerations in the previously issued ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, which amends the guidance on identifying performance obligations and amends the implementation guidance on identifying performance obligations and licensing. We continue to evaluate the impact that adoption of these ASUs, including the method of implementation, will have on our financial statements and disclosures.

2. INCOME TAXES

We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate was $2.4 million at each of March 25, 2016 and January 1, 2016.

Our tax returns are subject to examination by relevant tax authorities; currently our 2012, 2013 and 2014 returns are being audited by state tax authorities in U.S. jurisdictions, and our 2013 and 2014 returns are being audited by tax authorities in non-U.S. jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of these audits.

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	March 25, 2016	January 1, 2016
Vacation ownership notes receivable — securitized	$680,888	$669,179
Vacation ownership notes receivable — non-securitized
Eligible for securitization (1)	97,561	104,671
Not eligible for securitization (1)	130,138	146,781

Subtotal	227,699	251,452

Total vacation ownership notes receivable	$908,587	$920,631

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable for securitization.

The following tables show future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at March 25, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2016	$52,452	$76,658	$129,110
2017	38,165	87,971	126,136
2018	24,279	84,295	108,574
2019	18,257	78,000	96,257
2020	16,234	76,183	92,417
Thereafter	78,312	277,781	356,093

Balance at March 25, 2016	$227,699	$680,888	$908,587

Weighted average stated interest rate	11.9%	12.8%	12.5%
Range of stated interest rates	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Interest income associated with vacation ownership notes receivable — securitized	$21,191	$22,074
Interest income associated with vacation ownership notes receivable — non-securitized	6,583	5,493

Total interest income associated with vacation ownership notes receivable	$27,774	$27,567

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the twelve weeks ended March 25, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at January 1, 2016	$55,584	$47,655	$103,239
Provision for loan losses	3,157	5,194	8,351
Securitizations	(4,044)	4,044	—
Write-offs	(6,883)	—	(6,883)
Defaulted vacation ownership notes receivable repurchase activity (1)	7,513	(7,513)	—

Balance at March 25, 2016	$55,327	$49,380	$104,707

(1)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.81 percent and 6.92 percent as of March 25, 2016 and January 1, 2016, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $4.7 million as of both March 25, 2016 and January 1, 2016.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at March 25, 2016	$46,694	$10,132	$56,826
Investment in vacation ownership notes receivable on non-accrual status at January 1, 2016	$46,024	$8,717	$54,741
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended March 25, 2016	$46,359	$9,425	$55,784
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended March 27, 2015	$56,974	$9,043	$66,017

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of March 25, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$9,115	$21,003	$30,118
91 – 150 days past due	4,533	8,674	13,207
Greater than 150 days past due	42,161	1,458	43,619

Total past due	55,809	31,135	86,944
Current	227,217	699,133	926,350

Total vacation ownership notes receivable	$283,026	$730,268	$1,013,294

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of January 1, 2016:

	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
($ in thousands)
31 – 90 days past due	$9,981	$21,113	$31,094
91 – 150 days past due	4,731	8,590	13,321
Greater than 150 days past due	41,293	127	41,420

Total past due	56,005	29,830	85,835
Current	251,031	687,004	938,035

Total vacation ownership notes receivable	$307,036	$716,834	$1,023,870

4. FINANCIAL INSTRUMENTS

The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable, Accounts payable, Advance deposits, and Accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At March 25, 2016		At January 1, 2016
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable
Securitized	$680,888	$813,125	$669,179	$803,533
Non-securitized	227,699	248,360	251,452	274,799

Total financial assets	$908,587	$1,061,485	$920,631	$1,078,332

Non-recourse debt associated with vacation ownership notes receivable securitizations, gross	$(637,294)	$(630,642)	$(684,604)	$(677,595)
Warehouse credit facility	(50,729)	(49,288)	—	—
Other debt, gross	(4,087)	(4,087)	(3,496)	(3,496)
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	(40,000)	(41,914)	(40,000)	(42,258)
Other liabilities	(2,868)	(2,868)	(4,515)	(4,515)

Total financial liabilities	$(734,978)	$(728,799)	$(732,615)	$(727,864)

(1)	Fair value of financial instruments, with the exception of derivative instruments, has been determined using Level 3 inputs. Fair value of derivative instruments has been determined using Level 2 inputs.

Vacation Ownership Notes Receivable

We estimate the fair value of our securitized vacation ownership notes receivable using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model uses default rates, prepayment rates, coupon rates and loan terms for our securitized vacation ownership notes receivable portfolio as key drivers of risk and relative value that, when applied in combination with pricing parameters, determine the fair value of the underlying vacation ownership notes receivable.

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

The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At March 25, 2016		At January 1, 2016
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization	$97,561	$118,222	$104,671	$128,018
Not eligible for securitization	130,138	130,138	146,781	146,781

Total non-securitized	$227,699	$248,360	$251,452	$274,799

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

Non-Recourse Debt Associated with Securitized Vacation Ownership Notes Receivable and Warehouse Credit Facility

We generate cash flow estimates by modeling all bond tranches for our active vacation ownership notes receivable securitization transactions and our non-recourse warehouse credit facility (the “Warehouse Credit Facility”), with consideration for the collateral specific to each tranche. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we obtain indicative credit spreads from investment banks that actively issue and facilitate the market for vacation ownership securities and determine an average credit spread by rating level of the different tranches. We then apply those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds payable.

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

5. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Miami Beach, Florida

During the first quarter of 2016, we completed the acquisition of an operating property located in the South Beach area of Miami Beach, Florida, for $23.5 million. The acquisition was treated as a business combination, accounted for using the acquisition method of accounting and included within Operating activities on our Cash Flows and presented as Inventory. As consideration for the acquisition, we paid $23.5 million in cash; the value of the acquired property was allocated to inventory. We rebranded this property as Marriott Vacation Club, South Beach and intend to use it in the future in our Marriott Vacation Club DestinationsTM (“MVCD”) program.

San Diego, California

During the first quarter of 2015, we completed the acquisition of an operating property located in San Diego, California, for $55.0 million. The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As consideration for the acquisition, we paid $55.0 million in cash, which was allocated based on the fair value at the date of acquisition as follows: $54.3 million to property and equipment and $0.7 million to other assets. Fair value was determined using an independent appraisal, which was primarily based on a discounted cash flow model, a Level 3 fair value input. We intend to convert this property, in its entirety, into vacation ownership interests for future use in our MVCD program. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating property for future conversion to inventory line on our Cash Flows for the twelve weeks ended March 27, 2015. The remaining $7.7 million was included as an investing activity in the Capital expenditures for property and equipment line on our Cash Flows for the twelve weeks ended March 27, 2015, as it was allocated to assets to be used prior to conversion of the property into vacation ownership interests, as well as ancillary and sales center assets to be retained after the conversion.

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

As of March 25, 2016, our Balance Sheet reflects $8.2 million of Other liabilities that relate to the deferral of gain recognition for this transaction, which will reduce our basis in the asset if we repurchase the property. In addition, the note receivable of $0.5 million and other receivables of $0.2 million are included in the Accounts and contracts receivable line on the Balance Sheet as of March 25, 2016. The cash consideration received for the sale of the real property is included in Proceeds from vacation ownership inventory arrangements on our Cash Flows for the twelve weeks ended March 27, 2015. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is our interest in the note receivable and the other receivables discussed above as of March 25, 2016.

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

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Twelve Weeks Ended
(in thousands, except per share amounts)	March 25, 2016(1)	March 27, 2015(2)
Computation of Basic Earnings Per Share
Net income	$24,408	$34,054
Weighted average shares outstanding	29,123	32,299

Basic earnings per share	$0.84	$1.05

Computation of Diluted Earnings Per Share
Net income	$24,408	$34,054

Weighted average shares outstanding	29,123	32,299
Effect of dilutive shares outstanding
Employee stock options and SARs	375	473
Restricted stock units	142	237

Shares for diluted earnings per share	29,640	33,009

Diluted earnings per share	$0.82	$1.03

(1)	The computations of diluted earnings per share exclude approximately 278,000 shares of common stock, the maximum number of shares issuable as of March 25, 2016 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2)

The computations of diluted earnings per share exclude approximately 203,000 shares of common stock, the maximum number of shares issuable as of March 27, 2015 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the twelve weeks ended March 25, 2016, we excluded 194,615 shares underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock, with exercise prices ranging from $61.71 to $77.42, from our calculation of diluted earnings per share because these exercise prices were greater than the average market price for the applicable period.

In addition, for the twelve weeks ended March 27, 2015, we excluded 62,018 shares underlying SARs that may be settled in shares of common stock, with an exercise price of $77.42, from our calculation of diluted earnings per share because this exercise price was greater than the average market price for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in thousands)	At March 25, 2016	At January 1, 2016
Finished goods(1)	$317,856	$332,888
Work-in-progress	29,961	—
Land and infrastructure(2)	362,066	331,042

Real estate inventory	709,883	663,930
Operating supplies and retail inventory	5,189	5,313

	$715,072	$669,243

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.
(2)	Includes $70.6 million of inventory related to estimated future foreclosures at March 25, 2016.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value.

During the first quarter of 2016, $27.3 million was transferred from Property and equipment to Inventory as we commenced conversion of portions of the operating properties in Surfers Paradise, Australia and San Diego, California. The acquisition of these properties was previously included within Operating Activities on our Cash Flows and presented as Purchase of operating properties for future conversion to inventory within Operating Activities.

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

($ in thousands)	Maximum Potential Amount of Future Fundings At March 25, 2016	Liability for Expected Future Fundings At March 25, 2016
Segment
Asia Pacific	$4,836	$37
North America	2,846	163

Total guarantees where we are the primary obligor	$7,682	$200

Commitments and Letters of Credit

In addition to the guarantees we describe in the preceding paragraphs, as of March 25, 2016, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $26.6 million, of which we expect $9.8 million, $7.0 million, $3.5 million, $1.9 million, $1.7 million and $2.7 million will be paid in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.

•	We have commitments of $2.6 million to subsidize vacation ownership associations, which we expect to pay in 2016.

•	We have a commitment to purchase an operating property located in New York, New York for $158.5 million. We expect to acquire the units in the property, in their current form, over time, and we expect to make payments for these units of $96.8 million and $61.7 million in 2018 and 2019, respectively. We are currently managing this property, which we have rebranded as Marriott Vacation Club, New York City. In connection with this commitment, we entered into a capital lease arrangement for ancillary and operations space. See Footnote No. 13, “Variable Interest Entities,” for additional information on this transaction.

•	We have commitments to purchase vacation ownership units located in two resorts in Bali, Indonesia in two separate transactions, contingent upon completion of construction at agreed upon standards within specified timeframes, for use in our Asia Pacific segment. We expect to complete the acquisition of 51 vacation ownership units in 2017 pursuant to one of the commitments, and to make payments with respect to these units, when specific construction milestones are completed, as follows: $4.7 million in 2016 and $19.0 million in 2017. We expect to complete the acquisition of 88 vacation ownership units in 2019 pursuant to the other commitment, and to make payments with respect to these units, when specific construction milestones are completed, as follows: $7.8 million in 2016, $5.9 million in 2018, and $25.4 million in 2019.

•	We have a commitment of $137.1 million to purchase vacation ownership units located in Marco Island, Florida, of which we expect $33.3 million, $50.0 million and $53.8 million will be paid in 2017, 2018 and 2019, respectively. See Footnote No. 5, “Acquisitions and Dispositions,” for additional information on this transaction.

•	We have a commitment of $38.5 million to purchase vacation ownership units located on the Big Island of Hawaii, for use in our MVCD program, contingent upon the seller subjecting the units to a condominium regime prior to our purchase. We made a deposit of $1.5 million in connection with this commitment in 2014, and we were committed to make the remaining payment of $37.0 million upon satisfaction of the condition that the seller subject the units to a condominium regime. Upon acquisition, we were committed to renovate the units pursuant to a property improvement plan to be agreed upon at a later date. Subsequent to the 2016 first quarter, we entered into a capital efficient arrangement, which amended the terms of our commitment to purchase the units to be contingent upon the renovation of the vacation ownership units. We also loaned the purchaser $0.5 million secured by a subordinated mortgage on the property. We expect to acquire the completed vacation ownership units in 2017 and to pay the purchase price as follows: $27.5 million in 2017, $32.7 million in 2018 and $30.9 million in 2019. Concurrent with this amendment, we purchased space to be converted to a sales center for $3.0 million.

Surety bonds issued as of March 25, 2016 totaled $57.8 million, the majority of which were requested by federal, state or local governments related to our operations.

Additionally, as of March 25, 2016, we had $3.3 million of letters of credit outstanding under our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).

Loss Contingencies

In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive

Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against this action vigorously. We filed a motion in the Circuit Court to compel arbitration of plaintiffs’ claims. That motion was denied, but on appeal the Hawaii Intermediate Court of Appeals reversed. The Hawaii Supreme Court reversed the decision of the Intermediate Court of Appeals and reinstated the action in Circuit Court, which set the case for trial beginning September 16, 2016. We filed a petition with the United States Supreme Court seeking review of the Hawaii Supreme Court’s decision. On January 11, 2016, the United States Supreme Court issued an order vacating the Hawaii Supreme Court’s decision and remanding the case with instructions to reconsider its ruling in light of a recent U.S. Supreme Court decision reiterating the obligation of courts to enforce arbitration agreements. On January 27, 2016, we filed a motion to stay proceedings in the Circuit Court based on the order of the U.S. Supreme Court. Plaintiffs opposed the motion. The Circuit Court stayed proceedings until May 27, 2016, and set a hearing for that date. Additionally, in 2014, owners of two residential units agreed to release their claims in this action. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

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

In August 2014, Michael and Marla Flynn, owners of weeks-based Marriott Vacation Club vacation ownership products at two of our resorts in Hawaii, filed a claim with the American Arbitration Association on behalf of a putative class consisting of themselves and all others similarly situated. The claimants alleged that the introduction of our points-based MVCD program caused an actionable decrease in the value of their vacation ownership interests. The relief sought included compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to applicable timeshare and unfair trade practices acts and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. On March 30, 2015, the arbitrator ruled that the Flynns’ claims are not subject to arbitration, and dismissed the Flynn proceeding. On October 2, 2015, Michael and Marla Flynn, joined by Patrick and Mary Flynn as Trustees of the Flynn Family Trust, filed a civil action in the United States District Court for the District of Hawaii, asserting similar claims and seeking similar relief on behalf of themselves and a putative class consisting of themselves and all others similarly situated. On December 24, 2015, we filed a motion to dismiss. On February 29, 2016, the Court granted the motion in part and denied it in part. On March 24, 2016, plaintiffs filed a motion for leave to amend their complaint. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of potential liability, if any, at this time.

On May 26, 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of fractional interests at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”). The case is not filed as a putative class action. The plaintiffs allege that the affiliation of the RCC San Francisco with our points-based MVCD program, certain alleged sales practices, and other acts we and the other defendants allegedly took caused an actionable decrease in the value of their fractional interests. The relief sought includes, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. Plaintiffs filed amended complaints on October 9, 2015 and April 25, 2016. On January 22, 2016, we filed a motion to dismiss; the Court has not yet ruled on the motion. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On December 31, 2015, we and certain of our subsidiaries were named as defendants in an action filed in the District Court of Pitkin County, Colorado by RCHFU, L.L.C., the owner of a fractional interest at The Ritz-Carlton Club, Aspen Highlands (“RCC-Aspen Highlands”). The case is filed as a putative class action; the plaintiff seeks to represent a class consisting of itself and all others similarly situated. The plaintiff alleges that its fractional interest was devalued by the affiliation of RCC-Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. The complaint has not been served. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $4.9 million, of which $4.5 million is included within liabilities on our Balance Sheet at March 25, 2016. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

9. DEBT

The following table provides detail on our debt balances, net of unamortized debt issuance costs:

($ in thousands)	At March 25, 2016	At January 1, 2016
Vacation ownership notes receivable securitizations, gross(1)	$637,294	$684,604
Unamortized debt issuance costs	(8,238)	(9,043)

	629,056	675,561

Warehouse credit facility(2)	50,729	—
Unamortized debt issuance costs(3)	(1,595)	—

	49,134	—

Other debt, gross	4,087	3,496
Unamortized debt issuance costs	(264)	(264)

	3,823	3,232

Capital leases	7,221	—

	$689,234	$678,793

(1)	Interest rates as of March 25, 2016 range from 2.2% to 6.3% with a weighted average interest rate of 2.6%.
(2)	The effective interest rate as of March 25, 2016 is 2.2%.
(3)	As no borrowings were outstanding at January 1, 2016, unamortized debt issuance costs of $1.8 million were included in the Other line within Assets on the Balance Sheet.

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

Although no cash borrowings were outstanding as of March 25, 2016 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations (1)	Warehouse Credit Facility	Other Debt	Capital Leases	Total
Debt Principal Payments Year
2016	$77,830	$2,043	$59	$—	$79,932
2017	88,534	2,746	664	—	91,944
2018	83,942	45,940	69	7,221	137,172
2019	75,318	—	74	—	75,392
2020	72,607	—	81	—	72,688
Thereafter	239,063	—	3,140	—	242,203

Balance at March 25, 2016	$637,294	$50,729	$4,087	$7,221	$699,331

(1) The debt associated with our vacation ownership notes receivable securitizations and the Warehouse Credit Facility is non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

We paid cash for interest, net of amounts capitalized, of $4.6 million and $6.6 million in the twelve weeks ended March 25, 2016 and March 27, 2015, respectively.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the twelve weeks ended March 25, 2016 and as of March 25, 2016, no securitized vacation ownership notes receivable pools were out of compliance with the established parameters. As of March 25, 2016, we had 6 securitized vacation ownership notes receivable pools outstanding.

Warehouse Credit Facility Borrowing

On February 24, 2016, we made a draw on the Warehouse Credit Facility. The carrying amount of the notes receivable securitized was $60.2 million. The advance rate was 85 percent, which resulted in gross proceeds of $51.1 million. Net proceeds were $50.7 million due to the funding of reserve accounts in the amount of $0.4 million.

Capital Leases

During the first quarter of 2016, we entered into a capital lease arrangement for ancillary and operations space in connection with the commitment to purchase an operating property located in New York, New York. See Footnote No. 8, “Contingencies and Commitments,” for additional information on this transaction.

10. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary MVW US Holdings, Inc. (“MVW US Holdings”) issued $40.0 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to our spin-off from Marriott International. Subsequently, Marriott International sold all of this preferred stock to third-party investors. Until October 2016, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. In October 2016, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years (i.e., beginning in October 2016) at par. The Series A preferred stock has an aggregate liquidation preference of $40.0 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of March 25, 2016, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

The following table provides detail on our mandatorily redeemable preferred stock of consolidated subsidiary balance, net of unamortized debt issuance costs:

($ in thousands)	At March 25, 2016	At January 1, 2016
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	$40,000	$40,000
Unamortized debt issuance costs	(971)	(1,011)

	$39,029	$38,989

11. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 25, 2016, there were 36,564,810 shares of Marriott Vacations Worldwide common stock issued, of which 28,393,572 shares were outstanding and 8,171,238 shares were held as treasury stock. At January 1, 2016, there were 36,393,800 shares of Marriott Vacations Worldwide common stock issued, of which 29,549,544 shares were outstanding and 6,844,256 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 25, 2016 or January 1, 2016.

The following table details changes in shareholders’ equity during the twelve weeks ended March 25, 2016:

($ in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at January 1, 2016	$364	$(429,990)	$1,150,731	$11,381	$243,781	$976,267
Net income	—	—	—	—	24,408	24,408
Foreign currency translation adjustments	—	—	—	1,147	—	1,147
Derivative instruments adjustment	—	—	—	409	—	409
Amounts related to share-based compensation	2	—	(1,289)	—	—	(1,287)
Repurchase of common stock	—	(73,228)	—	—	—	(73,228)
Dividends	—	—	—	—	(8,690)	(8,690)

Balance at March 25, 2016	$366	$(503,218)	$1,149,442	$12,937	$259,499	$919,026

Share Repurchase Program

The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 1, 2016	6,854,083	$430,609	$62.83
For the twelve weeks ended March 25, 2016	1,326,982	73,228	55.18

As of March 25, 2016	8,181,065	$503,837	$61.59

On February 11, 2016, our Board of Directors approved the repurchase of up to an additional 2,000,000 shares of our common stock under our existing share repurchase program through March 24, 2017. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 8,900,000 shares of our common stock under the share repurchase program since the initiation of the program in October 2013. As of March 25, 2016, 2.7 million shares remained available for repurchase under the authorization approved by our Board of Directors.

Dividends

We declared cash dividends to holders of common stock during the quarter ended March 25, 2016 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 11, 2016	February 25, 2016	March 10, 2016	$ 0.30

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

12. SHARE-BASED COMPENSATION

A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”). As of March 25, 2016, 1.5 million shares were available for grants under the Stock Plan.

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

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $2.5 million and $2.6 million for the twelve weeks ended March 25, 2016 and March 27, 2015, respectively. Our deferred compensation liability related to unvested awards held by our employees totaled $25.9 million and $13.3 million at March 25, 2016 and January 1, 2016, respectively.

Restricted Stock Units (“RSUs”)

We granted 150,784 RSUs, exclusive of RSUs with performance vesting conditions, to our employees and non-employee directors during the twelve weeks ended March 25, 2016. RSUs granted in the twelve weeks ended March 25, 2016 had a weighted average grant-date fair value of $58.79. RSUs issued to our employees generally vest over four years in annual installments commencing one year after the date of grant. RSUs issued to our non-employee directors vest in full on the date of grant.

During the twelve weeks ended March 25, 2016 and March 27, 2015, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, is determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum number of RSUs that may be earned under the RSUs with performance-based vesting criteria granted during the twelve weeks ended March 25, 2016 and March 27, 2015 was approximately 142,000 and 74,000, respectively.

Stock Appreciation Rights (“SARs”)

We granted 132,597 SARs to members of management during the twelve weeks ended March 25, 2016. These SARs had a weighted average grant-date fair value of $16.12 and a weighted average exercise price of $61.71. SARs generally expire ten years after the date of grant and both vest and become exercisable in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant.

We use the Black-Scholes model to estimate the fair value of the SARs granted. For SARs granted under the Stock Plan in the twelve weeks ended March 25, 2016, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.

The following table outlines the assumptions used to estimate the fair value of grants during the twelve weeks ended March 25, 2016:

Expected volatility	31.60%
Dividend yield	1.96%
Risk-free rate	1.41%
Expected term (in years)	6.25

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at March 25, 2016:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$625,804	$55,084	$680,888
Interest receivable	4,169	358	4,527
Restricted cash	23,278	1,490	24,768

Total	$653,251	$56,932	$710,183

Consolidated Liabilities:
Interest payable	$265	$27	$292
Debt	637,294	50,729	688,023

Total	$637,559	$50,756	$688,315

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended March 25, 2016:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$20,186	$1,005	$21,191
Interest expense to investors	$3,970	$364	$4,334
Debt issuance cost amortization	$805	$223	$1,028
Administrative expenses	$104	$42	$146

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the twelve weeks ended March 25, 2016 and March 27, 2015:

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Cash inflows:
Principal receipts	$40,224	$48,608
Interest receipts	20,906	22,933
Reserve release	161	1,425

Total	61,291	72,966

Cash outflows:
Principal to investors	(39,939)	(48,054)
Voluntary repurchases of defaulted vacation ownership notes receivable	(7,371)	(6,031)
Voluntary clean-up call	—	(24,726)
Interest to investors	(4,323)	(5,219)

Total	(51,633)	(84,030)

Net Cash Flows	$9,658	$(11,064)

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the twelve weeks ended March 25, 2016 and March 27, 2015:

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Cash inflows:
Proceeds from vacation ownership notes receivable securitizations	$51,130	$—
Principal receipts	932	—
Interest receipts	647	—
Reserve release	6	—

Total	52,715	—

Cash outflows:
Principal to investors	(259)	—
Voluntary repurchases of defaulted vacation ownership notes receivable	(142)	—
Interest to investors	(387)	(336)
Funding of restricted cash	(386)	—

Total	(1,174)	(336)

Net Cash Flows	$51,541	$(336)

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $5.0 million upon presentation of demand notes related to certain vacation ownership notes receivable securitization transactions outstanding at March 25, 2016.

Other Variable Interest Entities

We have an equity investment in the Joint Venture, a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii. We concluded that the Joint Venture is a variable interest entity because the equity investment at risk is not sufficient to permit it to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of the Joint Venture, as power to direct the activities that most significantly impact its economic performance is shared among the variable interest holders and, therefore, we do not consolidate the Joint Venture. In 2009, we fully impaired our investments in the Joint Venture to zero. At March 25, 2016, we had an accrual of $2.0 million for potential future funding obligations, representing our remaining expected exposure to loss related to our involvement with the Joint Venture exclusive of any future costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 8, “Contingencies and Commitments.”

We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club, New York City. Refer to Footnote No. 8, “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property to another party. Accordingly, we have not consolidated the variable interest entity. As of March 25, 2016, our Balance Sheet reflects a $7.2 million capital lease asset and liability for ancillary and operations space we lease from the variable interest entity. In addition, our Balance Sheet reflects a note receivable of $0.5 million from this variable interest entity, which we believe is our maximum exposure to loss as a result of our involvement with this variable interest entity as of March 25, 2016.

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

Revenues

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
North America	$385,447	$391,928
Europe	20,099	21,587
Asia Pacific	19,497	41,365

Total segment revenues	425,043	454,880
Corporate and other	—	—

	$425,043	$454,880

Net Income

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
North America	$89,524	$97,736
Europe	386	14
Asia Pacific	1,010	9,443

Total segment financial results	90,920	107,193
Corporate and other	(50,755)	(49,850)
Provision for income taxes	(15,757)	(23,289)
	$24,408	$34,054

Assets

($ in thousands)	At March 25, 2016	At January 1, 2016
North America	$1,942,236	$1,900,178
Europe	75,099	80,839
Asia Pacific	145,073	134,661

Total segment assets	2,162,408	2,115,678
Corporate and other	168,377	284,040

	$2,330,785	$2,399,718

15. SUBSEQUENT EVENTS

Amendment of the Revolving Corporate Credit Facility

Subsequent to the first quarter of 2016, we entered into an amendment to the Revolving Corporate Credit Facility. Among other things, the amendment modifies certain of the financial covenants contained in the Revolving Corporate Credit Facility in a manner more favorable to us. The minimum consolidated tangible net worth covenant has been amended to require us to maintain a minimum consolidated tangible net worth (as defined in the Revolving Corporate Credit Facility) equal to the sum of (1) 70 percent, rather than 75 percent, of our relevant baseline net worth and (2) 70 percent, rather than 80 percent, of increases in such net worth resulting from certain equity offerings. In addition, we are required to maintain a ratio of our borrowing base amount (as defined in the Revolving Corporate Credit Facility) to the sum of (1) total extensions of credit under the Revolving Corporate Credit Facility and (2) the excess (if any) of all unrealized losses over all unrealized profits of certain swap agreements, of at least 1 to 1, rather than 1:25 to 1. The amendment also adds certain technical provisions with respect to the impact of European Union bail-in banking legislation on liabilities of certain non-U.S. financial institutions. The other terms of the Revolving Corporate Credit Facility are substantially similar to those in effect prior to the execution of the amendment.

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

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of March 25, 2016, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

	Twelve Weeks Ended
	March 25, 2016	March 27, 2015
Average FICO score	744	728

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

Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. Due to weakened economic conditions and our elimination of historical financing incentive programs, the percentage of customers choosing to finance their vacation ownership purchase with us (which we refer to as “financing propensity”) declined significantly through 2009 and then remained stable at 40 to 45 percent through early 2015. In the first half of 2015, we implemented new programs to help increase financing propensity. We expect that interest income will continue to increase as new originations of vacation ownership notes receivable from growth in the business as well as the impact of higher financing propensity levels begin to outpace the decline in principal of our existing vacation ownership notes receivable portfolio.

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

	Twelve Weeks Ended
	March 25, 2016	March 27, 2015
Historical default rates	0.9%	0.9%

Rental

We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs.

Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points under the Marriott Vacation Club DestinationsTM (“MVCD”) program when those points are redeemed for rental stays at one of our resorts or upon expiration of the points.

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

Consolidated Results

The following discussion presents an analysis of our results of operations for the twelve weeks ended March 25, 2016, compared to the twelve weeks ended March 27, 2015.

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Revenues
Sale of vacation ownership products	$138,369	$183,906
Resort management and other services	69,629	64,417
Financing	29,224	29,052
Rental	80,288	76,199
Cost reimbursements	107,533	101,306

Total revenues	425,043	454,880

Expenses
Cost of vacation ownership products	35,617	64,962
Marketing and sales	78,412	79,995
Resort management and other services	45,797	42,409
Financing	4,629	4,905
Rental	64,660	60,158
General and administrative	25,297	22,777
Reversal of litigation expense	(303)	(262)
Organizational and separation related	—	192
Consumer financing interest	5,362	6,021
Royalty fee	13,357	13,000
Cost reimbursements	107,533	101,306

Total expenses	380,361	395,463

Gains and other income	7	887
Interest expense	(1,982)	(2,974)
Other	(2,542)	13

Income before income taxes	40,165	57,343
Provision for income taxes	(15,757)	(23,289)

Net income	$24,408	$34,054

Contract Sales

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Contract Sales
Vacation ownership
North America	$139,650	$155,993	$(16,343)	(10%)
Europe	4,418	5,298	(880)	(17%)
Asia Pacific	9,426	8,659	767	9%

	153,494	169,950	(16,456)	(10%)

Residential Products
Asia Pacific	—	28,420	(28,420)	(100%)

Total contract sales	$153,494	$198,370	$(44,876)	(23%)

The decrease in contract sales reflected a $16.3 million decrease in vacation ownership sales in our North America segment, a $0.9 million decrease in vacation ownership sales in our Europe segment and a $0.7 million increase in vacation ownership sales in our Asia Pacific segment. These decreases, as well as the decrease in residential sales, are described within the discussions of our segment results below.

Sale of Vacation Ownership Products

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Contract sales	$153,494	$198,370	$(44,876)	(23%)
Revenue recognition adjustments:
Reportability	786	(1,513)	2,299
Sales reserve	(8,223)	(8,367)	144
Other(1)	(7,688)	(4,584)	(3,104)

Sale of vacation ownership products	$138,369	$183,906	$(45,537)	(25%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $0.8 million positive impact in the current period, compared to a $1.5 million negative impact in the prior year comparable period, due to fewer sales being in the rescission period as of the end of the current period and an increase in the amount of sales meeting the down payment requirement for revenue reportability prior to the end of the current period. The increase in the amount of sales meeting the down payment requirement for revenue reportability was due to an increase in the down payment requirements in our North America segment compared to the prior year comparable period. The increase in down payment requirements occurred while achieving a 14.8 percentage point increase in financing propensity in the first quarter of 2016 compared to the prior year comparable period.

The lower sales reserve reflects the lower vacation ownership contract sales volume and higher reserves required in our Europe and Asia Pacific segments in the prior year comparable period, partially offset by an increase in our North America segment due to the increase in financing propensity.

The increase in other adjustments for sales incentives that will not be recognized as sale of vacation ownership products revenue is driven by an increase in the utilization of plus points as a sales incentive in our North America segment in the first quarter of 2016.

Development Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Sale of vacation ownership products	$138,369	$183,906	$(45,537)	(25%)
Cost of vacation ownership products	(35,617)	(64,962)	29,345	45%
Marketing and sales	(78,412)	(79,995)	1,583	2%

Development margin	$24,340	$38,949	$(14,609)	(38%)

Development margin percentage	17.6%	21.2%	(3.6 pts)

The decrease in development margin reflected the following:

•	$9.5 million from lower vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $7.0 million from lower vacation ownership contract sales, $2.4 million from higher marketing and sales costs due to investment in new programs to help generate future incremental tour volumes, and $2.3 million from higher usage of plus points as a sales incentive in our North America segment, which resulted in more revenue being deferred that will be recognized as rental revenue when those points are redeemed for rental stays at one of our resorts or upon expiration of the points, partially offset by $2.2 million from a favorable mix of lower cost real estate inventory being sold;

•	$5.9 million from lower residential contract sales (no residential sales in the twelve weeks ended March 25, 2016 compared to $5.9 million from the sale of residential inventory in our Asia Pacific segment in the prior year comparable period); and

•	$1.1 million of pre-opening and startup expenses in our Asia Pacific and North America segments in advance of the opening of new sales locations later in 2016.

These decreases were partially offset by $1.4 million from higher revenue reportability compared to the prior year comparable period and $0.5 million from higher favorable product cost true-ups ($3.2 million in the twelve weeks ended March 25, 2016 compared to $2.7 million in the prior year comparable period).

The 3.6 percentage point decline in the development margin percentage reflected a 2.6 percentage point decline due to an inability to leverage fixed costs on lower vacation ownership contract sales, a 2.2 percentage point decline due to higher marketing and sales spending (including a 0.7 percentage point impact from the pre-opening and startup expenses in advance of opening new sales locations), and a 1.1 percentage point decline from the higher usage of plus points as a sales incentive. These declines were partially offset by a 1.4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended March 25, 2016, a 0.6 percentage point increase due to the favorable revenue reportability year-over-year and a 0.3 percentage point increase due to the higher favorable product cost true-up activity year-over-year.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Management fee revenues	$18,440	$17,580	$860	5%
Other services revenues	51,189	46,837	4,352	9%

Resort management and other services revenues	69,629	64,417	5,212	8%
Resort management and other services expenses	(45,797)	(42,409)	(3,388)	(8%)

Resort management and other services margin	$23,832	$22,008	$1,824	8%

Resort management and other services margin percentage	34.2%	34.2%	0.0 pts

The increase in resort management and other services revenues reflected $3.5 million of higher ancillary revenues, $1.0 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $0.9 million of higher management fees (net of $0.1 million negative foreign exchange impact in our Europe segment) and $0.4 million of higher resales commission and other revenues. These increases were partially offset by $0.4 million of lower brand fees due to fewer closings and $0.2 million of lower settlement fees due to a decrease in the number of contracts closed, in each case, compared to the first quarter of 2015. The increase in ancillary revenues included $2.7 million of ancillary revenues at our operating property in Australia, $0.5 million of ancillary revenues at the property we manage in New York and a $0.3 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts.

The improvement in the resort management and other services margin reflected the changes in revenue, partially offset by $3.4 million of higher expenses, including $2.4 million from the operation of the ancillary businesses at the operating property in Australia, $0.7 million from the operation of the ancillary businesses at the property we manage in New York and $0.3 million increase in other expenses in the twelve weeks ended March 25, 2016.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Interest income	$27,774	$27,567	$207	1%
Other financing revenues	1,450	1,485	(35)	(2%)

Financing revenues	29,224	29,052	172	1%
Financing expenses	(4,629)	(4,905)	276	6%
Consumer financing interest expense	(5,362)	(6,021)	659	11%

Financing margin	$19,233	$18,126	$1,107	6%

Financing propensity	58.5%	43.7%

The increase in financing revenues was due to a slight increase in the weighted average coupon rate of our vacation ownership notes receivable, partially offset by a $0.8 million decline in the average gross vacation ownership notes receivable balance.

The increase in financing margin reflects the higher financing revenues, as well as lower consumer financing interest expense and lower other expenses. The lower consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances, partially offset by a higher average outstanding debt balance. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help increase financing propensity above the 40 to 45 percent rate that the company has averaged in recent years. As a result of these programs, we expect that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivables. We are targeting higher financing propensity for our fiscal year 2016.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Rental revenues	$80,288	$76,199	$4,089	5%
Unsold maintenance fees — upscale	(13,982)	(12,043)	(1,939)	(16%)
Unsold maintenance fees — luxury	(511)	(2,410)	1,899	79%

Unsold maintenance fees	(14,493)	(14,453)	(40)	0%
Other rental expenses	(50,167)	(45,705)	(4,462)	(10%)

Rental margin	$15,628	$16,041	$(413)	(3%)

Rental margin percentage	19.5%	21.1%	(1.6 pts)

	Twelve Weeks Ended		Change	% Change
	March 25, 2016	March 27, 2015
Transient keys rented (1)	292,649	296,710	(4,061)	(1%)
Average transient key rate	$228.80	$226.15	$2.65	1%
Resort occupancy	88.9%	87.7%	1.2 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to $3.1 million of revenue from the operation of the property in Australia acquired during the third quarter of 2015, a company-wide 1 percent increase in average transient rate ($0.8 million), $0.4 million of additional revenue from the operation of the property in San Diego acquired in the first quarter of 2015, $0.4 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $0.3 million increase in preview keys and other revenue, partially offset by a company-wide 1 percent decrease in transient keys rented ($0.9 million) primarily due to a 3 percent decrease in available keys as well as the increase in preview keys.

The decrease in rental margin reflected $0.8 million of lower rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by the $0.4 million increase in plus points revenue. The results of our operating property in Australia were break-even in the first quarter of 2016 and there was no impact on rental margin from the operation of the property in San Diego compared to the prior year comparable period.

Cost Reimbursements

Twelve Weeks Ended March 25, 2016

Cost reimbursements increased $6.2 million, or 6 percent, over the prior year comparable period, reflecting an increase of $5.6 million due to higher costs and $1.2 million due to additional managed unit weeks in the twelve weeks ended March 25, 2016, partially offset by a $0.6 million negative impact from foreign exchange rates in our Europe segment.

General and Administrative

Twelve Weeks Ended March 25, 2016

General and administrative expenses increased $2.5 million (from $22.8 million to $25.3 million) and were driven by higher information technology project costs and inflationary cost increases.

Royalty Fee

Twelve Weeks Ended March 25, 2016

Royalty fee expense increased $0.4 million in the twelve weeks ended March 25, 2016 (from $13.0 million to $13.4 million) due to an increase in initial sales of our real estate inventory, which carry a higher royalty fee as compared to sales of pre-owned inventory (two percent versus one percent).

Interest Expense

Twelve Weeks Ended March 25, 2016

Interest expense decreased $1.0 million (from $3.0 million to $2.0 million) due to the decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International, Inc. (“Marriott International”). Due to the payoff of the liability associated with the Marriott Rewards customer loyalty program at the end of 2015, we will not incur further interest expense associated with this liability in the future.

Other

Twelve Weeks Ended March 25, 2016

During the first quarter of 2016, we incurred $2.3 million of costs associated with the acquisition of an operating property in the South Beach area of Miami Beach and the anticipated future acquisition of an operating property in New York, and $0.2 million of transaction related costs associated with the anticipated sale of the portion of the operating property located in Surfers Paradise, Australia that we do not intend to convert to timeshare. See Footnote No. 5, “Acquisitions and Dispositions” and Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for further information related to these transactions.

Income Tax

Twelve Weeks Ended March 25, 2016

Our provision for income taxes decreased $7.5 million (from $23.3 million to $15.8 million) from the prior year comparable period. The decrease was primarily due to a decline in U.S. income in the twelve weeks ended March 25, 2016.

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

We also evaluate “Adjusted EBITDA”, which is EBITDA as defined above, with additional adjustments for certain items described below, such as acquisition-related costs, organizational and separation related costs and gain from the sale of excess inventory, and which excludes non-cash share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. We evaluate Adjusted EBITDA as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our on-going core operations before the impact of these items with results from other vacation ownership companies.

EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do or may not calculate them at all, limiting their usefulness as comparative measures. The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with Net income, which is the most directly comparable GAAP financial measure.

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Net income	$24,408	$34,054
Interest expense	1,982	2,974
Tax provision	15,757	23,289
Depreciation and amortization	5,125	4,065

EBITDA	47,272	64,382

Non-cash share-based compensation	2,524	2,643
Certain items	1,795	(6,872)

Adjusted EBITDA	$51,591	$60,153

The certain items for the twelve weeks ended March 25, 2016 consisted of $2.6 million of transaction costs associated with acquisitions, $0.5 million in profit from the operations of the property we acquired in Australia in 2015 that we intend to sell and a $0.3 million reversal of litigation expense. These exclusions increased EBITDA by $1.8 million.

The certain items for the twelve weeks ended March 27, 2015 consisted of $5.9 million of development profit from the disposition of units in Macau as whole ownership residential units rather than through our Marriott Vacation Club, Asia Pacific points program, a $0.9 million gain associated with the sale of a golf course and adjacent undeveloped land, and a $0.3 million reversal of litigation expense, and $0.2 million of organizational and separation related costs. These exclusions decreased EBITDA by $6.9 million.

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 14, “Business Segments,” to our Financial Statements for further information on our segments.

North America

The following discussion presents an analysis of our results of operations for the North America segment for the twelve weeks ended March 25, 2016, compared to the twelve weeks ended March 27, 2015.

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Revenues
Sale of vacation ownership products	$124,684	$141,728
Resort management and other services	61,665	58,575
Financing	27,408	27,056
Rental	72,508	71,715
Cost reimbursements	99,182	92,854

Total revenues	385,447	391,928

Expenses
Cost of vacation ownership products	30,662	40,501
Marketing and sales	68,315	69,017
Resort management and other services	38,152	36,968
Rental	55,956	54,611
Reversal of litigation expense	(303)	(262)
Organizational and separation related	—	139
Royalty fee	1,686	1,260
Cost reimbursements	99,182	92,854

Total expenses	293,650	295,088

Gains and other income	7	880
Other	(2,280)	16

Segment financial results	$89,524	$97,736

Contract Sales

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Contract Sales
Vacation ownership	$139,650	$155,993	$(16,343)	(10%)

Total contract sales	$139,650	$155,993	$(16,343)	(10%)

The decrease in North America vacation ownership contract sales reflected a $12.0 million decrease in sales at on-site sales locations, a $2.8 million decrease in sales at off-site (non tour-based) sales locations and a $1.5 million decrease in fractional sales as we continue to sell through remaining luxury inventory.

The decrease in sales at North America on-site locations is primarily driven by an increase in sales in the prior year comparable period as a result of enhancements during that period to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points at that time. The decrease in sales at on-site sales locations reflected a 4.0 percent decrease in the number of tours and a 3.9 percent decrease in VPG to $3,496 in the twelve weeks ended March 25, 2016 from $3,640 in the prior year comparable period. The decrease in VPG resulted from a 2.0 percentage point decrease in closing efficiency, partially offset by an increase in the number of points sold per contract due to a shift in the mix of sales towards more first time buyers who, on average, purchase more points per contract than existing owners, and higher pricing. The decrease in the number of tours was driven by fewer existing owner tours, which was also due to enhancements in the prior period to our owner recognition levels that created a near-term incentive for existing owners to take a tour in the prior year comparable period. The sales at North America off-site locations were negatively impacted in part by the strength of the U.S. dollar, primarily in Latin America, a trend that has been impacting our results since the third quarter of 2015.

Sale of Vacation Ownership Products

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Contract sales	$139,650	$155,993	$(16,343)	(10%)
Revenue recognition adjustments:
Reportability	88	(3,444)	3,532
Sales reserve	(7,406)	(6,334)	(1,072)
Other(1)	(7,648)	(4,487)	(3,161)

Sale of vacation ownership products	$124,684	$141,728	$(17,044)	(12%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability improved due to fewer sales being in the rescission period as of the end of the current period and an increase in the amount of sales meeting the down payment requirement for revenue reportability prior to the end of the current period. The increase in the amount of sales meeting the down payment requirement for revenue reportability was due to an increase in the down payment requirements compared to the prior year comparable period. The increase in down payment requirements occurred while achieving a 15.4 percentage point increase in financing propensity in the first quarter of 2016 compared to the prior year comparable period.

The higher sales reserve reflects an increase in the rate due to the increase in financing propensity, partially offset by the lower vacation ownership contract sales volume.

The increase in other adjustments for sales incentives that will not be recognized as sale of vacation ownership products revenue is driven by an increase in the utilization of plus points as a sales incentive in our North America segment in the first quarter of 2016.

Development Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Sale of vacation ownership products	$124,684	$141,728	$(17,044)	(12%)
Cost of vacation ownership products	(30,662)	(40,501)	9,839	24%
Marketing and sales	(68,315)	(69,017)	702	1%

Development margin	$25,707	$32,210	$(6,503)	(20%)

Development margin percentage	20.6%	22.7%	(2.1 pts)

The decrease in development margin reflected the following:

•	$9.9 million from lower vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $7.1 million from lower vacation ownership contract sales, $2.8 million from higher marketing and sales costs due to investment in new programs to help generate future incremental tour volumes, and $2.3 million from higher usage of plus points as a sales incentive which resulted in more revenue being deferred that will be recognized as rental revenue when those points are redeemed for rental stays at one of our resorts or upon expiration of the points, partially offset by $2.3 million from a favorable mix of lower cost real estate inventory being sold;

•	$1.2 million from higher sales reserve activity in the current period due to the increase in financing propensity; and

•	$0.3 million of pre-opening and startup expenses incurred for new sales locations scheduled to open later in 2016.

These decreases were partially offset by $2.3 million from higher favorable product cost true-ups ($3.3 million in the twelve weeks ended March 25, 2016 compared to $1.0 million in the prior year comparable period), $2.2 million from higher revenue reportability compared to the prior year comparable period and $0.4 million from lower other development expenses.

The 2.1 percentage point decline in the development margin percentage reflected a 2.8 percentage point decline due to an inability to leverage fixed costs on lower vacation ownership contract sales, a 2.1 percentage point decline due to the higher marketing and sales spending (including a 0.2 percentage point impact from the pre-opening and startup expenses in advance of opening new sales locations), a 1.1 percentage point decline from the higher usage of plus points as a sales incentive, and a 0.6 percentage point decline from the higher sales reserve rate. These declines were partially offset by a 1.6 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended March 25, 2016, a 1.6 percentage point increase due to the higher favorable product cost true-up activity year-over-year and a 1.0 percentage point increase due to the favorable revenue reportability year-over-year and a 0.3 percentage point increase from lower other development expenses.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Management fee revenues	$16,463	$15,568	$895	6%
Other services revenues	45,202	43,007	2,195	5%

Resort management and other services revenues	61,665	58,575	3,090	5%
Resort management and other services expenses	(38,152)	(36,968)	(1,184)	(3%)

Resort management and other services margin	$23,513	$21,607	$1,906	9%

Resort management and other services margin percentage	38.1%	36.9%	1.2 pts

The increase in resort management and other services revenues reflected $1.3 million of higher ancillary revenues, $1.0 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $0.9 million of higher management fees and $0.5 million of higher resales commission and other revenues. These increases were partially offset by $0.4 million of lower brand fees due to fewer closings and $0.2 million of lower settlement fees due to a decrease in the number of contracts closed. The increase in ancillary revenues included a $0.8 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts and $0.5 million of ancillary revenues at the property which we manage in New York.

The improvement in the resort management and other services margin reflected the changes in revenue, partially offset by $1.2 million of higher expenses, including $0.7 million from the operation of the ancillary businesses at the property we manage in New York and $0.5 million of higher other expenses in the twelve weeks ended March 25, 2016.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Interest income	$25,993	$25,609	$384	1%
Other financing revenues	1,415	1,447	(32)	(2%)

Financing revenues	$27,408	$27,056	$352	1%

Financing propensity	56.9%	41.5%

The increase in financing revenues was due to a slight increase in the average gross vacation ownership notes receivable balance. The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help increase financing propensity above the 40 to 45 percent rate that the company has averaged in recent years. As a result of these programs, we expect that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivables. We are targeting higher financing propensity for our fiscal year 2016.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Rental revenues	$72,508	$71,715	$793	1%
Unsold maintenance fees — upscale	(13,016)	(10,936)	(2,080)	(19%)
Unsold maintenance fees — luxury	(511)	(2,410)	1,899	79%

Unsold maintenance fees	(13,527)	(13,346)	(181)	(1%)
Other rental expenses	(42,429)	(41,265)	(1,164)	(3%)

Rental margin	$16,552	$17,104	$(552)	(3%)

Rental margin percentage	22.8%	23.8%	(1.0 pts)

	Twelve Weeks Ended		Change	% Change
	March 25, 2016	March 27, 2015
Transient keys rented (1)	274,371	279,761	(5,390)	(2%)
Average transient key rate	$229.83	$226.03	$3.80	2%
Resort occupancy	90.4%	89.7%	0.7 pts

(1)	Transient keys rented exclude those obtained through the use of plus points.

The increase in rental revenues was due to a 2 percent increase in average transient rate ($1.0 million), $0.4 million of additional revenue from the operation of the property in San Diego acquired in the first quarter of 2015, $0.4 million of higher plus points revenue (which is recognized upon utilization of plus points for stays at our resorts or upon expiration of the points) and a $0.2 million increase in preview keys and other revenue, partially offset by a 2 percent decrease in transient keys rented ($1.2 million) primarily due to a 2 percent decrease in available keys as well as the increase in preview keys.

The decrease in rental margin reflected $1.0 million of lower rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by the $0.4 million increase in plus points revenue. There was no impact on rental margin from the operation of the property in San Diego compared to the prior year comparable period.

Europe

The following discussion presents an analysis of our results of operations for the Europe segment for the twelve weeks ended March 25, 2016, compared to the twelve weeks ended March 27, 2015.

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Revenues
Sale of vacation ownership products	$5,160	$5,900
Resort management and other services	4,467	4,979
Financing	835	990
Rental	2,159	2,132
Cost reimbursements	7,478	7,586

Total revenues	20,099	21,587

Expenses
Cost of vacation ownership products	1,291	852
Marketing and sales	3,886	5,421
Resort management and other services	4,093	4,591
Rental	2,916	3,051
Royalty fee	49	76
Cost reimbursements	7,478	7,586

Total expenses	19,713	21,577

Gains and other income	—	4

Segment financial results	$386	$14

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Contract Sales
Vacation ownership	$4,418	$5,298	$(880)	(17%)

Total contract sales	$4,418	$5,298	$(880)	(17%)

The decrease in Europe vacation ownership contract sales was due to $1.4 million of lower fractional sales due to the near sell-out of developer inventory in 2015 and a decrease of $0.2 million due to the changes in foreign exchange rates, partially offset by $0.5 million of higher sales, primarily from our Middle East locations.

Sale of Vacation Ownership Products

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Contract sales	$4,418	$5,298	$(880)	(17%)
Revenue recognition adjustments:
Reportability	965	1,768	(803)
Sales reserve	(198)	(1,080)	882
Other(1)	(25)	(86)	61

Sale of vacation ownership products	$5,160	$5,900	$(740)	(13%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a smaller favorable impact in the current period compared to the prior year comparable period because fewer sales met the down payment requirement for revenue recognition purposes prior to the end of the current period compared to the prior year comparable period. The decrease in the sales reserve is due to an unfavorable adjustment to the reserve in the prior year comparable period, along with a favorable adjustment to the reserve in the current period, as well as the lower contract sales volume in the current period.

Development Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Sale of vacation ownership products	$5,160	$5,900	$(740)	(13%)
Cost of vacation ownership products	(1,291)	(852)	(439)	(52%)
Marketing and sales	(3,886)	(5,421)	1,535	28%

Development margin	$(17)	$(373)	$356	95%

Development margin percentage	(0.3%)	(6.3%)	6.0 pts

The increase in development margin reflected $1.0 million from the lower vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to lower marketing and sales costs and a favorable mix of lower cost vacation ownership real estate inventory being sold, as well as $0.6 million from the year over year change in the sales reserve, partially offset by $0.7 million from lower product cost true-ups ($0.5 million unfavorable true-up in the twelve weeks ended March 25, 2016 compared to a $0.2 million favorable true-up in the prior year comparable period) and $0.5 million from the lower revenue reportability year-over-year.

Asia Pacific

The following discussion presents an analysis of our results of operations for the Asia Pacific segment for the twelve weeks ended March 25, 2016, compared to the twelve weeks ended March 27, 2015.

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Revenues
Sale of vacation ownership products	$8,525	$36,278
Resort management and other services	3,497	863
Financing	981	1,006
Rental	5,621	2,352
Cost reimbursements	873	866

Total revenues	19,497	41,365

Expenses
Cost of vacation ownership products	1,709	21,996
Marketing and sales	6,211	5,557
Resort management and other services	3,552	850
Rental	5,788	2,496
Royalty fee	146	157
Cost reimbursements	873	866

Total expenses	18,279	31,922

Gains and other income	—	3
Other	(208)	(3)

Segment financial results	$1,010	$9,443

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement. Our on-site sales locations are more efficient sales channels than our off-site sales locations and we plan to focus on future inventory acquisitions with strong on-site sales locations. Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015. In the third quarter of 2015, we reinvested the proceeds from this disposition into the purchase of an operating property located in Surfers Paradise, Australia. We have commenced conversion of a portion of this property into vacation ownership inventory, the completed portion of which has been contributed to our new Marriott Vacation Club Destinations, Australia program. We intend to sell the portion of this operating property that we do not intend to convert to timeshare to a third party. We began selling from this new location at the end of the first quarter of 2016.

Contract Sales

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Contract Sales
Vacation ownership	$9,426	$8,659	$767	9%
Residential products	—	28,420	$(28,420)	(100%)

Total contract sales	$9,426	$37,079	$(27,653)	(75%)

The increase in Asia Pacific vacation ownership contract sales was driven by a 6 percent increase in VPG and a 3 percent increase in tours. These increases were both driven by an increase in sales to existing owners. The decrease in Asia Pacific residential sales is due to the bulk sale of 18 whole ownership residential units in Macau during the first quarter of 2015 for $28.4 million, following which no residential inventory remained in this segment.

Sale of Vacation Ownership Products

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015	Change	% Change
Contract sales	$9,426	$37,079	$(27,653)	(75%)
Revenue recognition adjustments:
Reportability	(267)	163	(430)
Sales reserve	(619)	(953)	334
Other(1)	(15)	(11)	(4)

Sale of vacation ownership products	$8,525	$36,278	$(27,753)	(77%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The decrease in the sales reserve is due to an unfavorable adjustment to the reserve in the prior year comparable period, partially offset by the higher vacation ownership contract sales volume in the current period.

Development Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	March 25, 2016	March 27, 2015
Sale of vacation ownership products	$8,525	$36,278	$ (27,753)	(77%)
Cost of vacation ownership products	(1,709)	(21,996)	20,287	92%
Marketing and sales	(6,211)	(5,557)	(654)	(12%)

Development margin	$605	$8,725	$ (8,120)	(93%)

Development margin percentage	7.1%	24.1%	(17.0 pts)

The decrease in development margin reflected the following:

•	$5.9 million from lower residential contract sales (no residential sales in the twelve weeks ended March 25, 2016 compared to $5.9 million from the sale of residential inventory in the prior year comparable period);

•	$1.1 million from lower favorable product cost true-ups ($0.4 million in the twelve weeks ended March 25, 2016 compared to $1.5 million in the prior year comparable period);

•	$0.8 million of pre-opening and startup expenses in advance of opening the new sales location in Australia at the end of the first quarter of 2016;

•	$0.3 million from the higher sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to an increase in marketing and sales costs and a higher average cost of real estate inventory being sold; and

•	$0.3 million from lower revenue reportability compared to the prior year comparable period.

The decreases were partially offset by $0.3 million from the lower sales reserve activity compared to the prior year comparable period.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015	Change	% Change
Management fee revenues	$544	$559	$(15)	(3%)
Other services revenues	2,953	304	2,649	871%

Resort management and other services revenues	3,497	863	2,634	305%
Resort management and other services expenses	(3,552)	(850)	(2,702)	(318%)

Resort management and other services margin	$(55)	$13	$(68)	(523%)

Resort management and other services margin percentage	(1.6%)	1.5%	(3.1 pts)

The increase in resort management and other services revenues reflected $2.7 million of ancillary revenues at the operating property in Australia acquired in the third quarter of 2015.

The decline in the resort management and other services margin reflected spending in support of future growth in the business, partially offset by $0.3 million of profit at our operating property in Australia.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended March 25, 2016

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015	Change	% Change
Rental revenues	$5,621	$2,352	$3,269	139%
Rental expenses	(5,788)	(2,496)	(3,292)	132%

Rental margin	$(167)	$(144)	$(23)	(16%)

Rental margin percentage	(3.0%)	(6.1%)	3.1 pts

The increase in rental revenues and rental expenses was due to the operation of the property in Australia acquired in the third quarter of 2015. The rental margin was unchanged from the prior year comparable period. The results of our operating property in Australia were break-even in the first quarter of 2016.

Corporate and Other

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Expenses
Cost of vacation ownership products	$1,955	$1,613
Financing	4,629	4,905
General and administrative	25,297	22,777
Organizational and separation related	—	53
Consumer financing interest	5,362	6,021
Royalty fee	11,476	11,507

Total expenses	48,719	46,876

Interest expense	(1,982)	(2,974)
Other	(54)	—

Total financial results	$(50,755)	$(49,850)

Corporate and Other consists of results not specifically attributable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses incurred to support overall company development, company-wide general and administrative costs, corporate interest expense, consumer financing interest expense and the fixed royalty fee payable under the license agreements that we entered into with Marriott International in connection with our spin-off from Marriott International.

Total Expenses

Twelve Weeks Ended March 25, 2016

Total expenses increased $1.8 million from the prior year comparable period. The $1.8 million increase resulted from $2.5 million of higher general and administrative expenses and $0.3 million of higher cost of vacation ownership products expenses due to higher non-capitalizable project expenses, partially offset by $0.7 million of lower consumer financing interest expense, $0.3 million of lower financing expenses and $0.1 million of prior year organizational and separation related expenses.

General and administrative expenses increased $2.5 million and were driven by higher information technology project costs and inflationary cost increases.

The $0.7 million decline in consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances, partially offset by a higher average outstanding debt balance. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

Recent Accounting Pronouncements

See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($106.6 million at the end of the first quarter of 2016), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the first quarter of 2016, $688.0 million of the $699.3 million of total gross debt outstanding was non-recourse debt associated with vacation ownership notes receivable securitizations. In addition, we have $40.0 million of gross mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021. However, we expect to exercise our option to redeem the preferred stock at par in October 2016.

At the end of the first quarter of 2016, we had $709.9 million of real estate inventory on hand, comprised of $317.8 million of finished goods, $30.0 million of work-in-progress and $362.1 million of land and infrastructure. We expect to continue to sell excess Ritz-Carlton branded inventory through the MVCD program or bulk sale transactions in order to generate incremental cash and reduce related carrying costs.

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

During the twelve weeks ended March 25, 2016, we had a net decrease in cash and cash equivalents of $70.4 million compared to a net decrease of $74.3 million during the twelve weeks ended March 27, 2015. The following table summarizes these changes:

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Cash provided by (used in):
Operating activities	$9,878	$32,069
Investing activities	9,811	36,738
Financing activities	(90,667)	(141,689)
Effect of change in exchange rates on cash and cash equivalents	530	(1,453)

Net change in cash and cash equivalents	$(70,448)	$(74,335)

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

In the twelve weeks ended March 25, 2016, we generated $9.9 million of cash flows from operating activities, compared to $32.1 million in the twelve weeks ended March 27, 2015. Excluding the impact of changes in net income and adjustments for non-cash items, the decrease in cash flows reflects higher financing propensity due to the new financing program implemented in the second quarter of 2015, lower collections due to the reduction in the portfolio of outstanding vacation ownership notes receivable and timing of payments to property owners’ associations for maintenance fees collected on their behalf partially offset by lower payments on the liability for the Marriott Rewards customer loyalty program.

In the twelve weeks ended March 27, 2015, we recorded residential contract sales of $28.4 million associated with the sale of 18 units in Macau.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real Estate Inventory Spending In Excess of Cost of Sales

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Real estate inventory spending	$(48,126)	$(17,309)
Purchase of operating property for future conversion to inventory	—	(46,614)
Real estate inventory costs	33,014	62,276

Real estate inventory spending in excess of cost of sales	$(15,112)	$(1,647)

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).

Our real estate inventory spending exceeded real estate inventory costs in the twelve weeks ended March 25, 2016, as a result of our opportunistic acquisition efforts. Real estate inventory spending included $23.5 million for the acquisition of an operating property located in the South Beach area of Miami Beach, Florida. We intend to convert this property, in its entirety, into vacation ownership interests for future use in our MVCD program. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

During the twelve weeks ended March 27, 2015, we capitalized on the opportunity to add a premier destination to our portfolio through the acquisition of an operating property in San Diego, California. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating property for future conversion to inventory line on our Cash Flows. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction. In the twelve weeks ended March 25, 2016, we began conversion of this property into vacation ownership interests for future use in our MVCD program.

Real estate inventory costs for the twelve weeks ended March 27, 2015 included $21.6 million related to the sale of the residential units in Macau.

Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.

Notes Receivable Collections in Excess of New Mortgages

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Vacation ownership notes receivable collections — non-securitized	$19,376	$19,074
Vacation ownership notes receivable collections — securitized	41,156	48,444
Vacation ownership notes receivable originations	(57,524)	(48,946)

Vacation ownership notes receivable collections in excess of originations	$3,008	$18,572

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections declined during the twelve weeks ended March 25, 2016 as compared to the twelve weeks ended March 27, 2015 due to the reduction in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the twelve weeks ended March 25, 2016 increased due to an increase in financing propensity to 58.5 percent for the twelve weeks ended March 25, 2016 compared to 43.8 percent for the twelve weeks ended March 27, 2015 due to a new financing incentive program implemented in our North America segment in the second quarter of 2015. Given the success of this program to date, we expect financing propensity levels to remain higher than the 40 to 45 percent that we have been averaging in recent years.

Cash from Investing Activities

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Capital expenditures for property and equipment (excluding inventory)	$(6,331)	$(10,562)
Decrease in restricted cash	16,133	47,103
Dispositions, net	9	197

Net cash provided by investing activities	$9,811	$36,738

Capital Expenditures for Property and Equipment

Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.

In the twelve weeks ended March 25, 2016, capital expenditures for property and equipment of $6.3 million included $4.7 million to support business operations (including $0.9 million for ancillary and operations assets and $3.8 million for sales location) and $1.6 million for technology spending.

In the twelve weeks ended March 27, 2015, capital expenditures for property and equipment of $10.6 million included $9.3 million to support business operations (including $8.5 million for ancillary and operations assets and $0.8 million for sales locations other than the operating property in San Diego, California), and $1.3 million for technology spending. The capital expenditures for ancillary and operations assets included $7.7 million associated with the purchase price allocation for the operating property in San Diego, California. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding the San Diego transaction.

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

The decrease in restricted cash in the twelve weeks ended March 25, 2016 reflected $17.5 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2015, $2.1 million of higher cash distributed to investors in connection with securitized vacation ownership notes receivable subsequent to the end of 2015 and a $0.5 million decrease in property refurbishment reserves for the Surfers Paradise property, partially offset by a $4.0 million increase in cash associated with vacation ownership sales held in escrow.

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

Cash from Financing Activities

	Twelve Weeks Ended
($ in thousands)	March 25, 2016	March 27, 2015
Borrowings from securitization transactions	$51,130	$—
Repayment of debt related to securitizations	(47,711)	(78,811)
Proceeds from vacation ownership inventory arrangement	—	5,375
Repurchase of common stock	(73,228)	(51,281)
Payment of dividends	(17,585)	(8,081)
Proceeds from stock option exercises	—	90
Payment of withholding taxes on vesting of restricted stock units	(3,864)	(9,061)
Other	591	80

Net cash used in financing activities	$(90,667)	$(141,689)

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

On February 24, 2016, we made a draw on the Warehouse Credit Facility. The carrying amount of the notes receivable securitized was $60.2 million. The advance rate was 85 percent, which resulted in gross proceeds of $51.1 million. Net proceeds were $50.7 million due to the funding of reserve accounts in the amount of $0.4 million. At March 25, 2016, $50.7 million was outstanding under the Warehouse Credit Facility and $102.3 million of gross vacation ownership notes receivable were eligible for securitization.

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

Share Repurchase Program

During the twelve weeks ended March 25, 2016, we repurchased 1,326,982 shares of our common stock at an average price of $55.18 per share for a total of $73.2 million. See Footnote No. 11, “Shareholders’ Equity,” to our Financial Statements for further information related to our share repurchase program.

Dividends

On December 8, 2015, our Board of Directors declared a quarterly dividend of $0.30 per share to shareholders of record as of December 21, 2015, which we paid on January 6, 2016. Also, on February 11, 2016, our Board of Directors declared a quarterly dividend of $0.30 per share to shareholders of record as of February 25, 2016, which we paid on March 10, 2016.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 1, 2016, other than those discussed below. As of March 25, 2016, debt, net increased by $10.4 million to $689.2 million compared to $678.8 million at January 1, 2016, mainly due to $50.7 million of net proceeds drawn on the Warehouse Credit Facility and $7.2 million related to non-cash acquisitions of property via capital leases, partially offset by a decrease of $47.3 million related to repayments of non-recourse gross debt associated with vacation ownership notes receivable securitizations. As of March 25, 2016, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $755.8 million and are due as follows: $92.5 million in 2016; $105.5 million in 2017; $141.8 million in 2018; $84.2 million in 2019; $79.5 million in 2020; and $252.3 million thereafter.

We expect to exercise our option to redeem the mandatorily redeemable preferred stock of a consolidated subsidiary at par in October 2016, although we are not required to redeem it until October 2021.

We have commitments to purchase vacation ownership units located in two resorts in Bali, Indonesia in two separate transactions, contingent upon completion of construction at agreed upon standards within specified timeframes, for use in our Asia Pacific segment. We expect to complete the acquisition of 51 vacation ownership units in 2017 pursuant to one of the commitments, and to make payments with respect to these units, when specific construction milestones are completed as follows: $4.7 million in 2016 and $19.0 million in 2017. We expect to complete the acquisition of 88 vacation ownership units in 2019 pursuant to the other commitment, and to make payments with respect to these units, when specific construction milestones are completed, as follows: $7.8 million in 2016, $5.9 million in 2018, and $25.4 million in 2019.

We have a commitment to purchase an operating property located in New York, New York for $158.5 million. We expect to acquire the units in the property, in their current form, over time, and we expect to make payments for these units of $96.8 million and $61.7 million in 2018 and 2019, respectively. See Footnote No. 8, “Contingencies and Commitments,” and Footnote No. 13, “Variable Interest Entities,” to our Financial Statements for additional information on this transaction.

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any payments we make to third-party lenders under these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as the underlying notes mature or are repaid. Our maximum exposure under such guarantees as of March 25, 2016 in the Asia Pacific and North America segments was $4.8 million and $2.9 million, respectively. The terms of the underlying debt to third-party lenders extend to 2022.

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

Our exposure to market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the year ended January 1, 2016.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 2, 2016 – January 29, 2016	475,000	$ 50.54	475,000	1,570,917
January 30, 2016 – February 26, 2016	474,965	$ 51.99	474,965	3,095,952
February 27, 2016 – March 25, 2016	377,017	$ 65.06	377,017	2,718,935

Total	1,326,982	$ 55.18	1,326,982	2,718,935

(1)	On February 11, 2016, our Board of Directors approved the repurchase of up to an additional 2,000,000 shares of our common stock under our existing share repurchase program prior to March 24, 2017. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 8,900,000 shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits filed or furnished as a part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits on page E-1, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

April 28, 2016	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.1	Second Amendment, dated as of April 1, 2016, to the Second Amended and Restated Credit Agreement, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, and Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the twelve weeks ended March 25, 2016 and March 27, 2015, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve weeks ended March 25, 2016 and March 27, 2015, respectively; (iii) the Interim Consolidated Balance Sheets at March 25, 2016 and January 1, 2016; and (iv) the Interim Consolidated Statements of Cash Flows for the twelve weeks ended March 25, 2016 and March 27, 2015, respectively.

E-1