Form 10-Q
period 2016-06-17
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2016-07-21
CIK 1524358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2016

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 15, 2016 was 26,986,204.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2016	June 19, 2015	June 17, 2016	June 19, 2015
REVENUES
Sale of vacation ownership products	$146,450	$155,370	$284,819	$339,276
Resort management and other services	80,930	74,063	150,559	138,480
Financing	28,654	28,294	57,878	57,346
Rental	75,069	72,642	155,357	148,841
Cost reimbursements	98,842	92,458	206,375	193,764

TOTAL REVENUES	429,945	422,827	854,988	877,707

EXPENSES
Cost of vacation ownership products	33,753	45,119	69,370	110,081
Marketing and sales	78,919	77,137	157,331	157,132
Resort management and other services	49,311	45,480	95,108	87,889
Financing	4,864	6,085	9,493	10,990
Rental	66,028	61,835	130,688	121,993
General and administrative	24,588	22,892	49,885	45,669
Litigation reversal (settlement)	—	26	(303)	(236)
Organizational and separation related	—	101	—	293
Consumer financing interest	5,117	5,248	10,479	11,269
Royalty fee	14,026	13,431	27,383	26,431
Cost reimbursements	98,842	92,458	206,375	193,764

TOTAL EXPENSES	375,448	369,812	755,809	765,275

Gains and other income	10,668	8,625	10,675	9,512
Interest expense	(2,087)	(3,009)	(4,069)	(5,983)
Other	(1,911)	(1,187)	(4,453)	(1,174)

INCOME BEFORE INCOME TAXES	61,167	57,444	101,332	114,787
Provision for income taxes	(24,858)	(23,403)	(40,615)	(46,692)

NET INCOME	$36,309	$34,041	$60,717	$68,095

Basic earnings per share	$1.28	$1.07	$2.11	$2.12
Shares used in computing basic earnings per share	28,345	31,858	28,734	32,078

Diluted earnings per share	$1.26	$1.05	$2.08	$2.08
Shares used in computing diluted earnings per share	28,834	32,517	29,244	32,760

Dividends declared per share of common stock	$0.30	$0.25	$0.60	$0.50

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2016	June 19, 2015	June 17, 2016	June 19, 2015
Net income	$36,309	$34,041	$60,717	$68,095
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	606	3,245	1,753	(2,357)
Derivative instrument adjustment	(808)	59	(399)	59

Total other comprehensive (loss) income, net of tax	(202)	3,304	1,354	(2,298)

COMPREHENSIVE INCOME	$36,107	$37,345	$62,071	$65,797

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) June 17, 2016	January 1, 2016
ASSETS
Cash and cash equivalents	$97,418	$177,061
Restricted cash (including $39,395 and $26,884 from VIEs, respectively)	68,340	71,451
Accounts and contracts receivable, net (including $4,112 and $4,893 from VIEs, respectively)	142,864	131,850
Vacation ownership notes receivable, net (including $679,185 and $669,179 from VIEs, respectively)	903,747	920,631
Inventory	702,377	669,243
Property and equipment	228,848	288,803
Other	109,960	140,679

Total Assets	$2,253,554	$2,399,718

LIABILITIES AND EQUITY
Accounts payable	$74,484	$139,120
Advance deposits	80,876	69,064
Accrued liabilities (including $1,401 and $669 from VIEs, respectively)	132,733	164,791
Deferred revenue	30,600	35,276
Payroll and benefits liability	75,309	104,331
Liability for Marriott Rewards customer loyalty program	—	35
Deferred compensation liability	57,567	51,031
Mandatorily redeemable preferred stock of consolidated subsidiary, net	39,068	38,989
Debt, net (including $691,845 and $684,604 from VIEs, respectively)	733,828	678,793
Other	56,248	32,945
Deferred taxes	126,093	109,076

Total Liabilities	1,406,806	1,423,451

Contingencies and Commitments (Note 8)

Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 36,620,686 and 36,393,800 shares issued, respectively	366	364
Treasury stock — at cost; 9,640,473 and 6,844,256 shares, respectively	(593,052)	(429,990)
Additional paid-in capital	1,139,366	1,150,731
Accumulated other comprehensive income	12,735	11,381
Retained earnings	287,333	243,781

Total Equity	846,748	976,267

Total Liabilities and Equity	$2,253,554	$2,399,718

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Four Weeks Ended
	June 17, 2016	June 19, 2015
OPERATING ACTIVITIES
Net income	$60,717	$68,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,177	8,558
Amortization of debt issuance costs	2,559	2,506
Provision for loan losses	19,591	15,662
Share-based compensation	6,856	6,588
Employee stock purchase plan	307	—
Deferred income taxes	15,792	17,850
Gain on disposal of property and equipment, net	(10,675)	(9,512)
Non-cash reversal of litigation expense	(303)	(262)
Net change in assets and liabilities:
Accounts and contracts receivable	(11,084)	(6,068)
Notes receivable originations	(124,318)	(112,060)
Notes receivable collections	120,548	132,397
Inventory	(13,924)	68,629
Purchase of operating properties for future conversion to inventory	—	(46,614)
Other assets	26,111	8,154
Accounts payable, advance deposits and accrued liabilities	(78,190)	(66,223)
Deferred revenue	(4,805)	(5,955)
Payroll and benefit liabilities	(27,313)	(18,382)
Liability for Marriott Rewards customer loyalty program	(36)	(9,345)
Deferred compensation liability	6,536	4,858
Other liabilities	20,348	18,013
Other, net	2,184	1,776

Net cash provided by operating activities	21,078	78,665

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(15,142)	(15,718)
Decrease in restricted cash	2,969	43,758
Dispositions, net	69,738	20,346

Net cash provided by investing activities	57,565	48,386

FINANCING ACTIVITIES
Borrowings from securitization transactions	91,281	—
Repayment of debt related to securitization transactions	(84,040)	(143,374)
Borrowings from Revolving Corporate Credit Facility	85,000	—
Repayment of Revolving Corporate Credit Facility	(40,000)	—
Proceeds from vacation ownership inventory arrangement	—	5,375
Debt issuance costs	(231)	(30)
Repurchase of common stock	(163,359)	(66,237)
Accelerated stock repurchase forward contract	(14,470)	—
Payment of dividends	(26,067)	(8,085)
Payment of withholding taxes on vesting of restricted stock units	(3,876)	(9,353)
Other	572	201

Net cash used in financing activities	(155,190)	(221,503)

Effect of changes in exchange rates on cash and cash equivalents	(3,096)	(1,157)
DECREASE IN CASH AND CASH EQUIVALENTS	(79,643)	(95,609)
CASH AND CASH EQUIVALENTS, beginning of period	177,061	346,515

CASH AND CASH EQUIVALENTS, end of period	$97,418	$250,906

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of note receivable	$—	$(500)
Non-cash impact on Additional paid-in capital for changes in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	—	(77)
Dividends payable	—	(7,914)
Non-cash issuance of treasury stock for employee stock purchase plan	307	—
Disposition accruals not yet paid	4,636	—
Property acquired via capital lease	7,221	—
Non-cash transfer of excess inventory to Property and equipment for disposition	9,741	—

See Notes to Interim Consolidated Financial Statement

MARRIOTT VACATIONS WORLDWIDE CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

Marriott Vacations Worldwide Corporation (“Marriott Vacations Worldwide,” “we” or “us,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity) is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. In 2016, we introduced Marriott Vacation Club PulseSM, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”), a subsidiary of Marriott International, Inc. (“Marriott International”), provides on-site management for Ritz-Carlton branded properties.

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of June 17, 2016, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the twelve weeks ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2016 Second Quarter	June 17, 2016
2016 First Quarter	March 25, 2016
2015 Second Quarter	June 19, 2015
2015 First Quarter	March 27, 2015

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

Future Adoption of Accounting Standards

Accounting Standards Update No. 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)

In June 2016, the FASB issued ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This update is effective for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. We are evaluating the impact that ASU 2016-13, including the timing of implementation, will have on our financial statements and disclosures.

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

Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), Accounting Standards Update No. 2016-08 – “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations” (“ASU 2016-08”), Accounting Standards Update No. 2016-10 – “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), and Accounting Standards Update No. 2016-12 – “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”)

In May 2014, the FASB issued ASU 2014-09, which was later amended by ASU 2016-08, ASU 2016-10 and ASU 2016-12. ASU 2014-09, as amended, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09, as amended, will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new standard may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized on the date of adoption. Although we expect to adopt ASU 2014-09, as amended, commencing in fiscal year 2018, we continue to evaluate the impact that adoption of this ASU, including the method of implementation, will have on our financial statements and disclosures.

2. INCOME TAXES

We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate, was $2.0 million and $2.4 million at June 17, 2016 and January 1, 2016, respectively.

3. VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	June 17, 2016	January 1, 2016
Vacation ownership notes receivable — securitized	$679,185	$669,179
Vacation ownership notes receivable — non-securitized
Eligible for securitization (1)	99,669	104,671
Not eligible for securitization (1)	124,893	146,781

Subtotal	224,562	251,452

Total vacation ownership notes receivable	$903,747	$920,631

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable for securitization.

The following tables show future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at June 17, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2016	$33,683	$52,842	$86,525
2017	43,979	87,725	131,704
2018	27,652	84,602	112,254
2019	19,927	78,765	98,692
2020	16,997	77,374	94,371
Thereafter	82,324	297,877	380,201

Balance at June 17, 2016	$224,562	$679,185	$903,747

Weighted average stated interest rate	11.9%	12.8%	12.5%
Range of stated interest rates	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	June 17, 2016	June 19, 2015
Interest income associated with vacation ownership notes receivable — securitized	$21,201	$17,913	$42,392	$39,987
Interest income associated with vacation ownership notes receivable — non-securitized	6,052	9,014	12,635	14,507

Total interest income associated with vacation ownership notes receivable	$27,253	$26,927	$55,027	$54,494

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the twenty-four weeks ended June 17, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at January 1, 2016	$55,584	$47,655	$103,239
Provision for loan losses	13,018	6,622	19,640
Securitizations	(7,426)	7,426	—
Write-offs	(16,032)	—	(16,032)
Defaulted vacation ownership notes receivable repurchase activity (1)	12,866	(12,866)	—

Balance at June 17, 2016	$58,010	$48,837	$106,847

(1)	Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased the securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.97 percent and 6.92 percent as of June 17, 2016 and January 1, 2016, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $4.7 million as of both June 17, 2016 and January 1, 2016.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at June 17, 2016	$48,248	$10,681	$58,929
Investment in vacation ownership notes receivable on non-accrual status at January 1, 2016	$46,024	$8,717	$54,741
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended June 17, 2016	$47,471	$10,407	$57,878
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended June 19, 2015	$54,354	$9,352	$63,706
Average investment in vacation ownership notes receivable on non-accrual status during the twenty-four weeks ended June 17, 2016	$47,136	$9,699	$56,835
Average investment in vacation ownership notes receivable on non-accrual status during the twenty-four weeks ended June 19, 2015	$57,656	$7,481	$65,137

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of June 17, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$7,095	$17,197	$24,292
91 – 150 days past due	4,071	8,927	12,998
Greater than 150 days past due	44,177	1,754	45,931

Total past due	55,343	27,878	83,221
Current	227,229	700,144	927,373

Total vacation ownership notes receivable	$282,572	$728,022	$1,010,594

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

	At June 17, 2016		At January 1, 2016
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable
Securitized	$679,185	$813,884	$669,179	$803,533
Non-securitized	224,562	245,475	251,452	274,799

Total financial assets	$903,747	$1,059,359	$920,631	$1,078,332

Non-recourse debt associated with vacation ownership notes receivable securitizations, gross	$(602,806)	$(604,694)	$(684,604)	$(677,595)
Warehouse credit facility, gross	(89,039)	(87,584)	—	—
Revolving corporate credit facility, gross	(45,000)	(45,000)	—	—
Other debt, gross	(2,186)	(2,186)	(3,496)	(3,496)
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	(40,000)	(41,557)	(40,000)	(42,258)
Other liabilities	(2,598)	(2,598)	(4,515)	(4,515)

Total financial liabilities	$(781,629)	$(783,619)	$(732,615)	$(727,864)

(1)	Fair value of financial instruments, with the exception of derivative instruments, has been determined using Level 3 inputs. Fair value of derivative instruments has been determined using Level 2 inputs.

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

The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At June 17, 2016		At January 1, 2016
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization	$99,669	$120,582	$104,671	$128,018
Not eligible for securitization	124,893	124,893	146,781	146,781

Total non-securitized	$224,562	$245,475	$251,452	$274,799

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

Revolving Corporate Credit Facility

The carrying value of the outstanding balance on our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”) approximates fair value, as the contractual interest rate floats at the Eurodollar rate plus an applicable margin based on our credit rating.

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

5. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Miami Beach, Florida

During the first quarter of 2016, we completed the acquisition of an operating property located in the South Beach area of Miami Beach, Florida, for $23.5 million. The acquisition was treated as a business combination, accounted for using the acquisition method of accounting and included within Operating activities on our Cash Flows and presented as Inventory. As consideration for the acquisition, we paid $23.5 million in cash; the value of the acquired property was allocated to inventory. We rebranded this property as Marriott Vacation Club Pulse, South Beach and intend to convert this property, in its entirety, into vacation ownership interests for future use in our Marriott Vacation Club DestinationsTM (“MVCD”) program.

San Diego, California

During the first quarter of 2015, we completed the acquisition of an operating property located in San Diego, California, for $55.0 million. The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As consideration for the acquisition, we paid $55.0 million in cash, which was allocated based on the fair value at the date of acquisition as follows: $54.3 million to property and equipment and $0.7 million to other assets. Fair value was determined using an independent appraisal, which was primarily based on a discounted cash flow model, a Level 3 fair value input. We rebranded this property as Marriott Vacation Club Pulse, San Diego and intend to convert this property, in its entirety, into vacation ownership interests for future use in our MVCD program. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating property for future conversion to inventory line on our Cash Flows for the twenty-four weeks ended June 19, 2015. The remaining $7.7 million was included as an investing activity in the Capital expenditures for property and equipment line on our Cash Flows for the twenty-four weeks ended June 19, 2015, as it was allocated to assets to be used prior to conversion of the property into vacation ownership interests, as well as ancillary and sales center assets to be retained after the conversion.

Dispositions

Surfers Paradise, Australia

In the third quarter of 2015, we purchased an operating property located in Surfers Paradise, Australia. We are converting a portion of this hotel into vacation ownership inventory, the completed portion of which has been contributed to our new Marriott Vacation Club Destinations, Australia program. During the second quarter of 2016, we disposed of the portion of this operating property that we did not intend to convert to vacation ownership inventory for gross cash proceeds of AUD $70.5 million ($50.9 million). We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate. As part of the disposition, we guaranteed the net operating income of the hotel through 2021 up to a specified maximum of AUD $2.9 million ($2.1 million), which has been recorded as a deferred gain in the Other line within liabilities on the Balance Sheet. We recognized a loss, inclusive of the deferred gain, of AUD $2.1 million ($1.5 million) in connection with the sale, which was recorded in the Gains and other income line on the Statements of Income for the twelve and twenty-four weeks ended June 17, 2016.

San Francisco, California

During the second quarter of 2016, we disposed of 19 residential units, located at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”) for gross cash proceeds of $19.5 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $10.5 million in the Gains and other income line on our Statements of Income for the twelve and twenty-four weeks ended June 17, 2016.

Marco Island, Florida

During the first quarter of 2015, we sold real property located in Marco Island, Florida, consisting of $3.1 million of vacation ownership inventory, to a third-party developer. We received consideration consisting of $5.4 million of cash and a note receivable of $0.5 million. We did not recognize any gain or loss on this transaction.

In accordance with our agreement with the third-party developer, we are obligated to repurchase the completed property from the developer contingent upon the property meeting our brand standards, provided that the third-party developer has not sold the property to another party. In accordance with the authoritative guidance on accounting for sales of real estate, our conditional obligation to repurchase the property constitutes continuing involvement and thus we were unable to account for this transaction as a sale. The property was sold to a variable interest entity for which we are not the primary beneficiary as we do not control the variable interest entity’s development activities and cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity.

As of June 17, 2016, our Balance Sheet reflects $8.5 million of Other liabilities that relate to the deferral of gain recognition for this transaction, which will reduce our basis in the asset if we repurchase the property. In addition, the note receivable of $0.5 million and other receivables of $0.2 million are included in the Accounts and contracts receivable line on the Balance Sheet as of June 17, 2016. The cash consideration received for the sale of the real property is included in Proceeds from vacation ownership inventory arrangements on our Cash Flows for the twenty-four weeks ended June 19, 2015. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is our interest in the note receivable and the other receivables discussed above as of June 17, 2016.

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

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands, except per share amounts)	June 17, 2016(1)	June 19, 2015(2)	June 17, 2016(1)	June 19, 2015(2)
Computation of Basic Earnings Per Share
Net income	$36,309	$34,041	$60,717	$68,095
Weighted average shares outstanding	28,345	31,858	28,734	32,078

Basic earnings per share	$1.28	$1.07	$2.11	$2.12

Computation of Diluted Earnings Per Share
Net income	$36,309	$34,041	$60,717	$68,095

Weighted average shares outstanding	28,345	31,858	28,734	32,078
Effect of dilutive shares outstanding
Employee stock options and SARs	368	460	379	464
Restricted stock units	121	199	131	218

Shares for diluted earnings per share	28,834	32,517	29,244	32,760

Diluted earnings per share	$1.26	$1.05	$2.08	$2.08

(1)	The computations of diluted earnings per share exclude approximately 263,000 shares of common stock, the maximum number of shares issuable as of June 17, 2016 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2)

The computations of diluted earnings per share exclude approximately 180,000 shares of common stock, the maximum number of shares issuable as of June 19, 2015 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the twelve week period ending June 17, 2016, we excluded from our calculation of diluted earnings per share 62,018 shares underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock, with an exercise price of $77.42, because this exercise price was greater than the average market price for the applicable period. For the twelve week period ending June 19, 2015, we have not excluded from our calculation of diluted earnings per share any shares underlying SARs that may be settled in shares of common stock, as no exercise prices were greater than the average market prices for the applicable period.

For the twenty-four week period ending June 17, 2016, we excluded from our calculation of diluted earnings per share 194,615 shares underlying SARs that may be settled in shares of common stock, with exercise prices ranging from $61.71 to $77.42, because these exercise prices were greater than the average market price for the applicable period. For the twenty-four week period ending June 19, 2015, we have not excluded from our calculation of diluted earnings per share any shares underlying SARs that may be settled in shares of common stock as no exercise prices were greater than the average market prices for the applicable period.

7. INVENTORY

The following table shows the composition of our inventory balances:

($ in thousands)	At June 17, 2016	At January 1, 2016
Finished goods(1)	$296,452	$332,888
Work-in-progress	76,628	—
Land and infrastructure(2)	324,793	331,042

Real estate inventory	697,873	663,930
Operating supplies and retail inventory	4,504	5,313

	$702,377	$669,243

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.
(2)	Includes $69.5 million of inventory related to estimated future foreclosures at June 17, 2016.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. For the twenty-four weeks ended June 17, 2016 and June 19, 2015, product cost true-ups relating to vacation ownership products increased carrying values of inventory by $10.7 million and $3.2 million, respectively.

During the first half of 2016, $27.3 million was transferred from Property and equipment to Inventory as we commenced conversion of portions of the operating properties in Surfers Paradise, Australia and San Diego, California. The acquisition of these properties was previously included within Operating Activities on our Cash Flows and presented as Purchase of operating properties for future conversion to inventory within Operating Activities.

8. CONTINGENCIES AND COMMITMENTS

Guarantees

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sale of vacation ownership products for the North America and Asia Pacific segments. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the term of its note payable. We are entitled to recover any payments we make to third-party lenders under these guarantees through reacquisition and resale of the financed vacation ownership product. Our commitments under these guarantees expire as the underlying notes mature or are repaid. The terms of the underlying notes extend to 2022. At June 17, 2016, the maximum potential amount of future fundings for financing guarantees where we are the primary obligor was $7.0 million and the carrying amount of the liability for expected future fundings, which is included in our Balance Sheet in the Other caption within Liabilities, was $0.2 million.

Commitments and Letters of Credit

In addition to the guarantees we describe in the preceding paragraphs, as of June 17, 2016, we had the following commitments outstanding:

•	We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $24.3 million, of which we expect $6.9 million, $7.3 million, $3.7 million, $1.9 million, $1.7 million and $2.8 million will be paid in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.

•	We have commitments of $2.0 million to subsidize vacation ownership associations, which we expect to pay in 2016.

•	We have a commitment to purchase an operating property located in New York, New York for $158.5 million. We expect to acquire the units in the property, in their current form, over time, and we expect to make payments for these units of $96.8 million and $61.7 million in 2018 and 2019, respectively. We are currently managing this property, which we have rebranded as Marriott Vacation Club Pulse, New York City. In connection with this commitment, we entered into a capital lease arrangement for ancillary and operations space. See Footnote No. 13, “Variable Interest Entities,” for additional information on this transaction.

•

We have commitments to purchase vacation ownership units located in two resorts in Bali, Indonesia in two separate transactions, contingent upon completion of construction at agreed upon standards within specified timeframes, for use in our Asia Pacific segment. We expect to complete the acquisition of 51 vacation ownership units in 2017 pursuant to one of the commitments, and to make remaining payments with respect to these units, when specific construction milestones are completed, as follows: $2.3 million in 2016 and $19.0 million in 2017. We expect to complete the acquisition of 88 vacation ownership units in 2019 pursuant to the other commitment, and to make payments with respect to these units, when specific construction milestones are completed, as follows: $7.8 million in 2016, $5.9 million in 2018, and $25.4 million in 2019.

•	We have a commitment of $137.1 million to purchase vacation ownership units located in Marco Island, Florida, of which we expect $33.3 million, $50.0 million and $53.8 million will be paid in 2017, 2018 and 2019, respectively. See Footnote No. 5, “Acquisitions and Dispositions,” for additional information on this transaction.

•	We have a commitment of $91.1 million to purchase vacation ownership units located on the Big Island of Hawaii, contingent upon the completion of renovations to the vacation ownership units. We expect to acquire the completed vacation ownership units in 2017 and to pay the purchase price as follows: $27.5 million in 2017, $32.7 million in 2018 and $30.9 million in 2019.

•	We have new commitments under operating leases that expire at various dates through 2027. Our aggregate minimum lease payments under these contracts were $23.0 million, of which we expect $0.2 million, $1.6 million, $1.9 million, $2.1 million, $2.4 million and $14.8 million will be paid in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.

Surety bonds issued as of June 17, 2016 totaled $56.2 million, the majority of which were requested by federal, state or local governments in connection with our operations.

Additionally, as of June 17, 2016, we had $3.3 million of letters of credit outstanding under our Revolving Corporate Credit Facility.

Loss Contingencies

In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units (owners of two of which subsequently agreed to release their claims) at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint related to a suit originally filed in Circuit Court for Maui County, Hawaii in June 2012 against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against the action vigorously. We filed a motion in the Circuit Court to compel arbitration of plaintiffs’ claims. That motion was denied, but on appeal the Hawaii Intermediate Court of Appeals reversed. The Hawaii Supreme Court reversed the decision of the Intermediate Court of Appeals and reinstated the action in Circuit Court, which set the case for trial beginning September 6, 2016. We filed a petition with the United States Supreme Court seeking review of the Hawaii Supreme Court’s decision. On January 11, 2016, the U.S. Supreme Court issued an order vacating the Hawaii Supreme Court’s decision and remanding the case with instructions to reconsider its ruling in light of a recent U.S. Supreme Court decision reiterating the obligation of courts to enforce arbitration agreements. On January 27, 2016, we filed a motion to stay proceedings in the Circuit Court based on the order of the U.S. Supreme Court. Plaintiffs opposed the motion. The Circuit Court stayed proceedings until August 26, 2016, and set a hearing for that date. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

In June 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests (owners of two of which subsequently agreed to release their claims) at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration of the claims asserted by the plaintiffs.

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

In August 2014, Michael and Marla Flynn, owners of weeks-based Marriott Vacation Club vacation ownership products at two of our resorts in Hawaii, filed a claim with the American Arbitration Association on behalf of a putative class consisting of themselves and all others similarly situated. The claimants alleged that the introduction of our points-based MVCD program caused an actionable decrease in the value of their vacation ownership interests. The relief sought included compensatory and exemplary damages, restitution, injunctive relief, interest and attorneys’ fees pursuant to applicable timeshare and unfair trade practices acts, and common-law theories of breach of contract and breach of an implied covenant of good faith and fair dealing. On March 30, 2015, the arbitrator ruled that the Flynns’ claims are not subject to arbitration, and dismissed the Flynn proceeding. On October 2, 2015, Michael and Marla Flynn, joined by Patrick and Mary Flynn as Trustees of the Flynn Family Trust, filed a civil action in the United States District Court for the District of Hawaii, asserting similar claims and seeking similar relief on behalf of themselves and a putative class consisting of themselves and all others similarly situated. On December 24, 2015, we filed a motion to dismiss. On February 29, 2016, the Court granted the motion in part and denied it in part. On June 28, 2016, the parties executed a settlement agreement by which the plaintiffs agreed to release all claims in exchange for a nominal sum.

On May 26, 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of fractional interests at the RCC San Francisco. The case is not filed as a putative class action. The plaintiffs allege that the affiliation of the RCC San Francisco with our points-based MVCD program, certain alleged sales practices, and other acts we and the other defendants allegedly took caused an actionable decrease in the value of their fractional interests. The relief sought includes, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. Plaintiffs filed amended complaints on October 9, 2015 and April 25, 2016. We filed a motion to dismiss, and the Court has set a hearing on that motion for August 17, 2016. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On July 18, 2016, RCHFU, L.L.C. and other owners of 50 fractional interests at The Ritz-Carlton Club, Aspen Highlands (“RCC-Aspen Highlands”) filed an amended complaint in the U.S. District Court for the District of Colorado against us and certain of our subsidiaries. The amended complaint alleges that the plaintiffs’ fractional interests were devalued by the affiliation of RCC-Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. The amended complaint also drops all class action allegations that were asserted in prior versions of the complaint. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On May 20, 2016, we and certain of our subsidiaries were named as defendants in an action filed in the United States District Court for the Middle District of Florida by Anthony and Beth Lennen. The case is filed as a putative class action; the plaintiffs seek to represent a class consisting of themselves and all other purchasers of MVCD points, from inception of the MVCD program in June 2010 to the present, as well as all individuals who own or have owned weeks in any resorts for which weeks have been added to the MVCD program. Plaintiffs challenge the characterization of the beneficial interests in the MVCD trust that are sold to customers as real estate interests under Florida law. They also challenge the structure of the trust and associated operational aspects of the trust product. The relief sought includes, among other things, declaratory relief, an unwinding of the MVCD product, and punitive damages. Our response to the complaint is due September 16, 2016. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

Other

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $2.1 million, of which $1.7 million is included within liabilities on our Balance Sheet at June 17, 2016. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

9. DEBT

The following table provides detail on our debt balances, net of unamortized debt issuance costs:

($ in thousands)	At June 17, 2016	At January 1, 2016
Vacation ownership notes receivable securitizations, gross(1)	$602,806	$684,604
Unamortized debt issuance costs	(7,486)	(9,043)

	595,320	675,561

Warehouse credit facility(2)	89,039	—
Unamortized debt issuance costs(3)	(1,373)	—

	87,666	—

Revolving corporate credit facility(4)	45,000	—
Unamortized debt issuance costs(5)	(3,437)	—

	41,563	—

Other debt, gross	2,186	3,496
Unamortized debt issuance costs	(128)	(264)

	2,058	3,232

Capital leases	7,221	—

	$733,828	$678,793

(1)	Interest rates as of June 17, 2016 range from 2.2% to 6.3% with a weighted average interest rate of 2.6%.
(2)	The effective interest rate as of June 17, 2016 was 2.2%.
(3)	As no borrowings were outstanding at January 1, 2016, unamortized debt issuance costs of $1.8 million were included in the Other line within Assets on the Balance Sheet.
(4)	The effective interest rate as of June 17, 2016 was 4.4%.
(5)	As no borrowings were outstanding at January 1, 2016, unamortized debt issuance costs of $3.7 million were included in the Other line within Assets on the Balance Sheet.

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

Any amounts that are borrowed under our Revolving Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions.

The following table shows scheduled future principal payments for our debt:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations (1)	Warehouse Credit Facility	Revolving Corporate Credit Facility	Other Debt	Capital Leases	Total
Debt Principal Payments Year
2016	$52,052	$2,643	$—	$60	$—	$54,755
2017	85,036	5,012	—	664	7,221	97,933
2018	80,615	81,384	—	69	—	162,068
2019	72,365	—	45,000	74	—	117,439
2020	69,714	—	—	81	—	69,795
Thereafter	243,024	—	—	1,238	—	244,262

Balance at June 17, 2016	$602,806	$89,039	$45,000	$2,186	$7,221	$746,252

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

We paid cash for interest, net of amounts capitalized, of $8.9 million and $12.1 million in the twenty-four weeks ended June 17, 2016 and June 19, 2015, respectively.

Debt Associated with Vacation Ownership Notes Receivable Securitizations

Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the twenty-four weeks ended June 17, 2016 and as of June 17, 2016, no securitized vacation ownership notes receivable pools were out of compliance with the established parameters. As of June 17, 2016, we had 6 securitized vacation ownership notes receivable pools outstanding.

Warehouse Credit Facility Borrowing

During the first half of 2016, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The total carrying amount of the vacation ownership notes receivable securitized was $107.7 million. The advance rate was 85 percent, which resulted in total gross proceeds of $91.3 million. The total net proceeds were $90.6 million due to the funding of reserve accounts in the amount of $0.7 million.

Amendment of the Revolving Corporate Credit Facility

During the second quarter of 2016, we entered into an amendment to the Revolving Corporate Credit Facility. Among other things, the amendment modifies certain of the financial covenants contained in the Revolving Corporate Credit Facility in a manner more favorable to us. The minimum consolidated tangible net worth covenant has been amended to require us to maintain a minimum consolidated tangible net worth (as defined in the Revolving Corporate Credit Facility) equal to the sum of (1) 70 percent, rather than 75 percent, of our relevant baseline net worth and (2) 70 percent, rather than 80 percent, of increases in such net worth resulting from certain equity offerings. In addition, we are required to maintain a ratio of our borrowing base amount (as defined in the Revolving Corporate Credit Facility) to the sum of (1) total extensions of credit under the Revolving Corporate Credit Facility and (2) the excess (if any) of all unrealized losses over all unrealized profits of certain swap agreements, of at least 1 to 1, rather than 1:25 to 1. The amendment also adds certain technical provisions with respect to the impact of European Union bail-in banking legislation on liabilities of certain non-U.S. financial institutions. The other terms of the Revolving Corporate Credit Facility are substantially similar to those in effect prior to the execution of the amendment.

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

10. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY

In October 2011, our subsidiary MVW US Holdings, Inc. (“MVW US Holdings”) issued $40.0 million of its mandatorily redeemable Series A (non-voting) preferred stock to Marriott International as part of Marriott International’s internal reorganization prior to our spin-off from Marriott International. Subsequently, Marriott International sold all of this preferred stock to third-party investors. Until October 2016, the Series A preferred stock will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. In October 2016, if we do not elect to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of the date of issuance but can be redeemed at our option after five years (i.e., beginning in October 2016) at par. The Series A preferred stock has an aggregate liquidation preference of $40.0 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of June 17, 2016, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes.

The following table provides detail on our mandatorily redeemable preferred stock of consolidated subsidiary balance, net of unamortized debt issuance costs:

($ in thousands)	At June 17, 2016	At January 1, 2016
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	$40,000	$40,000
Unamortized debt issuance costs	(932)	(1,011)

	$39,068	$38,989

11. SHAREHOLDERS’ EQUITY

Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 17, 2016, there were 36,620,686 shares of Marriott Vacations Worldwide common stock issued, of which 26,980,213 shares were outstanding and 9,640,473 shares were held as treasury stock. At January 1, 2016, there were 36,393,800 shares of Marriott Vacations Worldwide common stock issued, of which 29,549,544 shares were outstanding and 6,844,256 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 17, 2016 or January 1, 2016.

The following table details changes in shareholders’ equity during the twenty-four weeks ended June 17, 2016:

($ in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at January 1, 2016	$364	$(429,990)	$1,150,731	$11,381	$243,781	$976,267
Net income	—	—	—	—	60,717	60,717
Foreign currency translation adjustments	—	—	—	1,753	—	1,753
Derivative instruments adjustment	—	—	—	(399)	—	(399)
Amounts related to share-based compensation	2	—	3,105	—	—	3,107
Repurchase of common stock	—	(163,359)	—	—	—	(163,359)
Accelerated stock repurchase forward contract	—	—	(14,470)	—	—	(14,470)
Dividends	—	—	—	—	(17,175)	(17,175)
Employee stock plan issuance	—	297	—	—	10	307

Balance at June 17, 2016	$366	$(593,052)	$1,139,366	$12,735	$287,333	$846,748

Share Repurchase Program

The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 1, 2016	6,854,083	$430,609	$62.83
For the twenty-four weeks ended June 17, 2016	2,801,035	163,359	58.32

As of June 17, 2016	9,655,118	$593,968	$61.52

On February 11, 2016, our Board of Directors approved the repurchase of up to an additional 2,000,000 shares of our common stock under our existing share repurchase program through March 24, 2017. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 8,900,000 shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the second quarter of 2016, pursuant to our existing share repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of our common stock. Under the agreement, we paid $85.0 million to the financial institution and received an initial delivery of 1,168,917 shares of our common stock on June 16, 2016, which are included in treasury stock. We accounted for the ASR as two separate transactions: (i) a purchase of treasury stock and (ii) a forward contract indexed to our common stock.

We recorded $70.5 million as treasury stock and $14.5 million, the implied value of the forward contract, in Additional paid-in capital on the Balance Sheet as of June 17, 2016. The total number of shares that we ultimately receive under the ASR will be determined based on the average daily volume-weighted average share price of our common stock over the duration of the ASR, less an agreed discount, and may be subject to adjustments for certain events. The maximum number of additional shares that may be delivered to us under the ASR is 834,940. As the remainder of the shares are delivered to us, we will reclassify the implied value of the forward contract from additional paid-in capital to treasury stock. Final settlement will occur in the second half of 2016.

As of June 17, 2016, 1.2 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.

Dividends

We declared cash dividends to holders of common stock during the twenty-four weeks ended June 17, 2016 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 11, 2016	February 25, 2016	March 10, 2016	$ 0.30
May 12, 2016	May 26, 2016	June 9, 2016	$ 0.30

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

12. SHARE-BASED COMPENSATION

A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”). As of June 17, 2016, 1.5 million shares were available for grants under the Stock Plan.

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

We recorded share-based compensation expense related to award grants to our officers, directors and employees of $4.4 million and $4.0 million for the twelve weeks ended June 17, 2016 and June 19, 2015, respectively, and $6.9 million and $6.6 million for the twenty-four weeks ended June 17, 2016 and June 19, 2015, respectively. Our deferred compensation liability related to unvested awards held by our employees totaled $22.5 million and $13.3 million at June 17, 2016 and January 1, 2016, respectively.

Restricted Stock Units (“RSUs”)

We granted 168,228 RSUs, exclusive of RSUs with performance vesting conditions, to our employees and non-employee directors during the twenty-four weeks ended June 17, 2016. RSUs granted in the twenty-four weeks ended June 17, 2016 had a weighted average grant-date fair value of $58.77. RSUs issued to our employees generally vest over four years in annual installments commencing one year after the date of grant. RSUs issued to our non-employee directors vest in full on the date of grant.

During the twenty-four weeks ended June 17, 2016 and June 19, 2015, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, is determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum number of RSUs that may be earned under the RSUs with performance-based vesting criteria granted during the twenty-four weeks ended June 17, 2016 and June 19, 2015 was approximately 144,000 and 74,000, respectively.

Stock Appreciation Rights

We granted 132,597 SARs to members of management during the twenty-four weeks ended June 17, 2016. These SARs had a weighted average grant-date fair value of $16.12 and a weighted average exercise price of $61.71. SARs generally expire ten years after the date of grant and both vest and become exercisable in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant.

We use the Black-Scholes model to estimate the fair value of the SARs granted. For SARs granted under the Stock Plan in the twenty-four weeks ended June 17, 2016, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.

The following table outlines the assumptions used to estimate the fair value of grants during the twenty-four weeks ended June 17, 2016:

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at June 17, 2016:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$582,274	$96,911	$679,185
Interest receivable	3,504	608	4,112
Restricted cash	35,402	3,993	39,395

Total	$621,180	$101,512	$722,692

Consolidated Liabilities:
Interest payable	$1,214	$187	$1,401
Debt	602,806	89,039	691,845

Total	$604,020	$89,226	$693,246

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended June 17, 2016:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$18,632	$2,569	$21,201
Interest expense to investors	$3,654	$489	$4,143
Debt issuance cost amortization	$752	$222	$974
Administrative expenses	$51	$25	$76

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twenty-four weeks ended June 17, 2016:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$38,818	$3,574	$42,392
Interest expense to investors	$7,624	$853	$8,477
Debt issuance cost amortization	$1,557	$445	$2,002
Administrative expenses	$155	$67	$222

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the twenty-four weeks ended June 17, 2016 and June 19, 2015:

	Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015
Cash inflows:
Principal receipts	$78,698	$86,675
Interest receipts	40,197	41,549
Reserve release	265	2,345

Total	119,160	130,569

Cash outflows:
Principal to investors	(69,074)	(78,361)
Voluntary repurchases of defaulted vacation ownership notes receivable	(12,724)	(10,993)
Voluntary clean-up call	—	(54,020)
Interest to investors	(7,030)	(8,233)

Total	(88,828)	(151,607)

Net Cash Flows	$30,332	$(21,038)

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the twenty-four weeks ended June 17, 2016 and June 19, 2015:

	Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015
Cash inflows:
Proceeds from vacation ownership notes receivable securitizations	$91,281	$—
Principal receipts	3,621	—
Interest receipts	2,965	—
Reserve release	28	—

Total	97,895	—

Cash outflows:
Principal to investors	(2,100)	—
Voluntary repurchases of defaulted vacation ownership notes receivable	(142)	—
Interest to investors	(715)	(569)
Funding of restricted cash	(678)	(138)

Total	(3,635)	(707)

Net Cash Flows	$94,260	$(707)

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $5.0 million upon presentation of demand notes related to certain vacation ownership notes receivable securitization transactions outstanding at June 17, 2016.

Other Variable Interest Entities

We have an equity investment in the Joint Venture, a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii. We concluded that the Joint Venture is a variable interest entity because the equity investment at risk is not sufficient to permit it to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of the Joint Venture, as power to direct the activities that most significantly impact its economic performance is shared among the variable interest holders and, therefore, we do not consolidate the Joint Venture. In 2009, we fully impaired our investments in the Joint Venture to zero. At June 17, 2016, we had an accrual of $2.1 million for potential future funding obligations, representing our remaining expected exposure to loss related to our involvement with the Joint Venture exclusive of any future costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 8, “Contingencies and Commitments.”

We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote No. 8, “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of June 17, 2016, our Balance Sheet reflects a $7.1 million capital lease asset and a $7.2 million capital lease liability for ancillary and operations space we lease from the variable interest entity. In addition, our Balance Sheet reflects a note receivable of $0.5 million from this variable interest entity, which we believe is our maximum exposure to loss as a result of our involvement with this variable interest entity as of June 17, 2016.

14. BUSINESS SEGMENTS

We define our reportable segments based on the way in which the chief operating decision maker, currently our chief executive officer, manages the operations of the company for purposes of allocating resources and assessing performance. We operate in three reportable business segments:

•	In our North America segment, we develop, market, sell and manage vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. In 2016, we introduced Marriott Vacation Club PulseSM, an extension to the Marriott Vacation Club brand. We also develop, market and sell vacation ownership and related products under The Ritz-Carlton Destination Club brand, as well as whole ownership residential products under The Ritz-Carlton Residences brand.

•	In our Europe segment, we are focusing on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

•	In our Asia Pacific segment, we develop, market, sell and manage two points-based programs that we specifically designed to appeal to the vacation preferences of the market, Marriott Vacation Club, Asia Pacific and Marriott Vacation Club Destinations, Australia, as well as a weeks-based right-to-use product.

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

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	June 17, 2016	June 19, 2015
North America	$384,486	$384,489	$769,933	$776,417
Europe	26,256	26,621	46,355	48,208
Asia Pacific	19,203	11,717	38,700	53,082

Total segment revenues	429,945	422,827	854,988	877,707
Corporate and other	—	—	—	—

	$429,945	$422,827	$854,988	$877,707

Net Income (Loss)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	June 17, 2016	June 19, 2015
North America	$111,721	$104,603	$201,245	$202,339
Europe	2,157	3,006	2,543	3,020
Asia Pacific	(2,464)	(55)	(1,454)	9,388

Total segment financial results	111,414	107,554	202,334	214,747
Corporate and other	(50,247)	(50,110)	(101,002)	(99,960)
Provision for income taxes	(24,858)	(23,403)	(40,615)	(46,692)

	$36,309	$34,041	$60,717	$68,095

Assets

($ in thousands)	At June 17, 2016	At January 1, 2016
North America	$1,926,351	$1,900,178
Europe	70,355	80,839
Asia Pacific	99,448	134,661

Total segment assets	2,096,154	2,115,678
Corporate and other	157,400	284,040

	$2,253,554	$2,399,718

15. SUBSEQUENT EVENTS

Warehouse Credit Facility Borrowing

Subsequent to the end of the second quarter of 2016, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $41.8 million. The advance rate was 85 percent, which resulted in gross proceeds of $35.3 million. Net proceeds were $35.1 million due to the funding of reserve accounts in the amount of $0.2 million.

Payments on Revolving Corporate Credit Facility

Subsequent to the end of the second quarter of 2016, we made repayments of $45.0 million on our Revolving Corporate Credit Facility.

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

The risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K, and which may be discussed in subsequent Quarterly Reports on Form 10-Q, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.

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

In 2016, we introduced Marriott Vacation Club PulseSM, an extension to the Marriott Vacation Club brand, which features unique properties that embrace the spirit and culture of their urban locations, creating an authentic sense of place while delivering easy access to local interests, attractions and transportation.

Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of June 17, 2016, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

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

Sales of vacation ownership products may be made for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive a minimum down payment equal to ten percent of the purchase price plus the fair value of certain sales incentives provided to the purchaser. These sales incentives typically include Marriott Rewards Points or an alternative sales incentive that we refer to as “plus points.” These plus points are redeemable for stays at our resorts or for use in the Explorer Collection, generally up to two years from the date of issuance. Sales incentives are only awarded if the sale is closed.

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

	Twenty-Four Weeks Ended
	June 17, 2016	June 19, 2015
Average FICO score	743	734

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

Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. In the first half of 2015, we implemented new programs to help increase financing propensity above the 40 to 45 percent rate that the company has averaged in recent years. We expect that interest income will continue to increase as new originations of vacation ownership notes receivable from growth in the business as well as the impact of higher financing propensity levels outpace the decline in principal of our existing vacation ownership notes receivable portfolio.

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

	Twenty-Four Weeks Ended
	June 17, 2016	June 19, 2015
Historical default rates	2.0%	1.8%

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

Consolidated Results

The following discussion presents an analysis of our results of operations for the twelve and twenty-four weeks ended June 17, 2016, compared to the twelve and twenty-four weeks ended June 19, 2015.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	June 17, 2016	June 19, 2015
Revenues
Sale of vacation ownership products	$146,450	$155,370	$284,819	$339,276
Resort management and other services	80,930	74,063	150,559	138,480
Financing	28,654	28,294	57,878	57,346
Rental	75,069	72,642	155,357	148,841
Cost reimbursements	98,842	92,458	206,375	193,764

Total revenues	429,945	422,827	854,988	877,707

Expenses
Cost of vacation ownership products	33,753	45,119	69,370	110,081
Marketing and sales	78,919	77,137	157,331	157,132
Resort management and other services	49,311	45,480	95,108	87,889
Financing	4,864	6,085	9,493	10,990
Rental	66,028	61,835	130,688	121,993
General and administrative	24,588	22,892	49,885	45,669
Litigation settlement	—	26	(303)	(236)
Organizational and separation related	—	101	—	293
Consumer financing interest	5,117	5,248	10,479	11,269
Royalty fee	14,026	13,431	27,383	26,431
Cost reimbursements	98,842	92,458	206,375	193,764

Total expenses	375,448	369,812	755,809	765,275

Gains and other income	10,668	8,625	10,675	9,512
Interest expense	(2,087)	(3,009)	(4,069)	(5,983)
Other	(1,911)	(1,187)	(4,453)	(1,174)

Income before income taxes	61,167	57,444	101,332	114,787
Provision for income taxes	(24,858)	(23,403)	(40,615)	(46,692)

Net income	$36,309	$34,041	$60,717	$68,095

Contract Sales

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract Sales
Vacation ownership
North America	$145,600	$150,605	$(5,005)	(3%)
Europe	9,938	7,341	2,597	35%
Asia Pacific	10,454	7,992	2,462	31%

Total contract sales	$165,992	$165,938	$54	NM

NM = not meaningful

The changes in contract sales are described within the discussions of our segment results below.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract Sales
Vacation ownership
North America	$285,250	$306,598	$(21,348)	(7%)
Europe	14,356	12,639	1,717	14%
Asia Pacific	19,880	16,651	3,229	19%

	319,486	335,888	(16,402)	(5%)
Residential Products
Asia Pacific	—	28,420	(28,420)	(100%)

Total contract sales	$319,486	$364,308	$(44,822)	(12%)

The changes in contract sales are described within the discussions of our segment results below.

Sale of Vacation Ownership Products

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract sales	$165,992	$165,938	$54	NM
Revenue recognition adjustments:
Reportability	1,179	1,440	(261)
Sales reserve	(11,352)	(7,179)	(4,173)
Other(1)	(9,369)	(4,829)	(4,540)

Sale of vacation ownership products	$146,450	$155,370	$(8,920)	(6%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $1.2 million positive impact in the current period, compared to a $1.4 million positive impact in the prior year comparable period. The higher sales reserve reflects an increase in our North America segment due to the increase in financing propensity and Latin American default activity and higher reserves required in our Asia Pacific and Europe segments due to an unfavorable adjustment to correct an immaterial error in the current period with respect to historical static pool data.

The increase in other adjustments is primarily driven by an increase in the utilization of plus points as a sales incentive in our North America segment in the second quarter of 2016. These revenues are deferred and recognized as rental revenue when those points are redeemed or upon expiration of the points.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract sales	$319,486	$364,308	$(44,822)	(12%)
Revenue recognition adjustments:
Reportability	1,965	(73)	2,038
Sales reserve	(19,575)	(15,546)	(4,029)
Other(1)	(17,057)	(9,413)	(7,644)

Sale of vacation ownership products	$284,819	$339,276	$(54,457)	(16%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a $2.0 million positive impact in the current period, compared to a $0.1 million negative impact in the prior year comparable period. The favorable change versus the prior year comparable period was due to an increase in the amount of sales meeting the down payment requirement for revenue reportability prior to the end of the current period, partially offset by an increase in the amount of sales that remained in the rescission period as of the end of the current period as compared to the prior year comparable period. The increase in the amount of sales meeting the down payment requirement for revenue reportability was due to an increase in down payment amounts in our North America segment compared to the prior year comparable period. The increase in down payment requirements occurred while achieving a 13.3 percentage point increase in the North America financing propensity in the first half of 2016 compared to the prior year comparable period.

The higher sales reserve reflects an increase in our North America segment due to the increase in financing propensity and Latin American default activity and higher reserves required in our Asia Pacific segment due to an unfavorable adjustment to correct an immaterial error in the current period with respect to historical static pool data.

The increase in other adjustments is primarily driven by an increase in the utilization of plus points as a sales incentive in our North America segment in the first half of 2016. These revenues are deferred and recognized as rental revenue when those points are redeemed or upon expiration of the points.

Development Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Sale of vacation ownership products	$146,450	$155,370	$(8,920)	(6%)
Cost of vacation ownership products	(33,753)	(45,119)	11,366	25%
Marketing and sales	(78,919)	(77,137)	(1,782)	(2%)

Development margin	$33,778	$33,114	$664	2%

Development margin percentage	23.1%	21.3%	1.8 pts

The increase in development margin reflected the following increases:

•	$6.9 million of higher favorable product cost true-ups ($7.5 million in the twelve weeks ended June 17, 2016 compared to $0.6 million in the prior year comparable period) of which $3.7 million was attributed to projected increases in development revenue primarily from a reduction in our estimate of future sales incentives and $3.2 million resulted from lower development spending for completion of common elements at multiple projects;

•	$2.2 million from a favorable mix of lower cost real estate inventory being sold; and

•	$0.6 million of higher vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).

These increases were partially offset by the following:

•	$3.2 million of additional deferred revenue in the current period due to higher usage of plus points as a sales incentive in our North America segment; this revenue will be recognized as rental revenue when the plus points are redeemed or upon expiration of the plus points;

•	$3.0 million of higher sales reserve activity in the current period due to the increase in financing propensity in our North America segment and higher reserves required in our Asia Pacific and Europe segments due to an unfavorable adjustment to correct an immaterial error in the current period with respect to historical static pool data;

•	$2.2 million of pre-opening and startup expenses in the current period to support new sales locations in our North America and Asia Pacific segments; and

•	$0.5 million of higher development expenses in the current period due to fewer costs being capitalized.

The 1.8 percentage point increase in the development margin percentage reflected a 4.5 percentage point increase due to the higher favorable product cost true-up activity year-over-year and a 1.4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended June 17, 2016. These increases were partially offset by a 1.5 percentage point decline due to the higher usage of plus points as a sales incentive, a 1.3 percentage point decline due to the pre-opening and startup expenses, and a 1.3 percentage point decline due to the higher sales reserve activity primarily due to the increase in financing propensity.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Sale of vacation ownership products	$284,819	$339,276	$(54,457)	(16%)
Cost of vacation ownership products	(69,370)	(110,081)	40,711	37%
Marketing and sales	(157,331)	(157,132)	(199)	NM

Development margin	$58,118	$72,063	$(13,945)	(19%)

Development margin percentage	20.4%	21.2%	(0.8 pts)

The decrease in development margin reflected the following:

•	$6.6 million of lower vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$5.9 million of lower residential contract sales (there were no residential sales in the twenty-four weeks ended June 17, 2016, compared to $5.9 million from the sale of residential inventory in our Asia Pacific segment in the prior year comparable period);

•	$5.5 million of additional deferred revenue in the current period due to higher usage of plus points as a sales incentive in our North America segment; this revenue will be recognized as rental revenue when the plus points are redeemed or upon expiration of the plus points;

•	$3.3 million of pre-opening and startup expenses in the current period in support of new sales locations in our North America and Asia Pacific segments;

•	$3.3 million of higher sales reserve activity in the current period due to the increase in financing propensity in our North America segment and higher reserves required in our Asia Pacific segment due to an unfavorable adjustment to correct an immaterial error in the current period with respect to historical static pool data;

•	$2.1 million of higher marketing and sales costs in the current period due to investment in new programs to help generate future incremental tour volumes; and

•	$0.4 million of higher development expenses in the current period due to fewer costs being capitalized in the current period.

These decreases were partially offset by the following:

•	$7.5 million of higher favorable product cost true-ups ($10.7 million in the twenty-four weeks ended June 17, 2016 compared to $3.2 million in the prior year comparable period) of which $5.1 million was attributed to projected increases in development revenue primarily from a reduction in our estimate of future sales incentives and $2.5 million resulted from lower development spending for completion of common elements at multiple projects;

•	$4.4 million from a favorable mix of lower cost real estate inventory being sold; and

•	$1.3 million of higher revenue reportability compared to the prior year comparable period.

The 0.8 percentage point decline in the development margin percentage reflected a 1.6 percentage point decline due to higher marketing and sales spending (including a 1.0 percentage point impact from the pre-opening and startup expenses), a 1.2 percentage point decline due to the higher usage of plus points as a sales incentive, a 1.0 percentage point decline due to an inability to leverage fixed marketing and sales costs on lower vacation ownership contract sales, and a 0.7 percentage point decline due to the higher sales reserve activity primarily due to the increase in financing propensity. These declines were partially offset by a 2.1 percentage point increase due to the higher favorable product cost true-up activity year-over-year, a 1.3 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twenty-four weeks ended June 17, 2016, and a 0.3 percentage point increase due to the favorable revenue reportability year-over-year.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Management fee revenues	$19,411	$17,956	$1,455	8%
Other services revenues	61,519	56,107	5,412	10%

Resort management and other services revenues	80,930	74,063	6,867	9%
Resort management and other services expenses	(49,311)	(45,480)	(3,831)	(8%)

Resort management and other services margin	$31,619	$28,583	$3,036	11%

Resort management and other services margin percentage	39.1%	38.6%	0.5 pts

The increase in resort management and other services revenues reflected $4.1 million of higher ancillary revenues, $1.7 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $1.5 million of higher management fees, $0.6 million of higher customer service fees and $0.1 million of higher resales commission and other revenues compared to the second quarter of 2015. These increases were partially offset by $1.1 million of lower settlement and lien fees due to a decrease in the number of contracts closed and fewer lien fees assessed compared to the second quarter of 2015. The increase in ancillary revenues included $3.6 million of ancillary revenues at our operating property in Australia and $0.8 million of ancillary revenues at the property we manage in New York, partially offset by a $0.3 million decrease in ancillary revenues from food and beverage and golf offerings at our other resorts.

The improvement in the resort management and other services margin reflected the changes in revenue, partially offset by $3.8 million of higher expenses, including $3.1 million from the operation of the ancillary businesses at the operating property in Australia and $0.8 million from the operation of the ancillary businesses at the property we manage in New York, partially offset by a $0.1 million decrease in other expenses in the current period. The ancillary revenue producing portions of the operating property in Australia were included in the sale of the operating property. Therefore, we do not anticipate future ancillary revenues or expenses at our property in Australia.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Management fee revenues	$37,851	$35,536	$2,315	7%
Other services revenues	112,708	102,944	9,764	9%

Resort management and other services revenues	150,559	138,480	12,079	9%
Resort management and other services expenses	(95,108)	(87,889)	(7,219)	(8%)

Resort management and other services margin	$55,451	$50,591	$4,860	10%

Resort management and other services margin percentage	36.8%	36.5%	0.3 pts

The increase in resort management and other services revenues reflected $7.6 million of higher ancillary revenues, $2.7 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $2.4 million of higher management fees (net of $0.1 million negative foreign exchange impact in our Europe segment), $0.9 million of higher customer service fees and $0.2 million of higher resales commission and other revenues, compared to the prior year comparable period. These increases were partially offset by $1.3 million of lower settlement and lien fees due to a decrease in the number of contracts closed and fewer lien fees assessed and $0.4 million of lower brand fees due to fewer closings, in each case, compared to the prior year comparable period. The increase in ancillary revenues included $6.3 million of ancillary revenues at our operating property in Australia, $1.2 million of ancillary revenues at the property we manage in New York and a $0.1 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts.

The improvement in the resort management and other services margin reflected the changes in revenue, partially offset by $7.2 million of higher expenses, including $5.4 million from the operation of the ancillary businesses at the operating property in Australia, $1.5 million from the operation of the ancillary businesses at the property we manage in New York and a $0.3 million increase in other expenses in the current period. The ancillary revenue producing portions of the operating property in Australia were included in the sale of the operating property. Therefore, we do not anticipate future ancillary revenues or expenses at our property in Australia.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Interest income	$27,253	$26,927	$326	1%
Other financing revenues	1,401	1,367	34	2%

Financing revenues	28,654	28,294	360	1%
Financing expenses	(4,864)	(6,085)	1,221	20%
Consumer financing interest expense	(5,117)	(5,248)	131	2%

Financing margin	$18,673	$16,961	$1,712	10%

Financing propensity	54.4%	41.9%

The increase in financing revenues was due to a $14.6 million increase in the average gross vacation ownership notes receivable balance, partially offset by a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable.

The increase in financing margin reflects the higher financing revenues, as well as lower financing expenses and lower consumer financing interest expense. The lower consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances, partially offset by a higher average outstanding debt balance. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help increase financing propensity above the 40 to 45 percent rate that the company has averaged in recent years. As a result of these programs, we expect that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivables. We are targeting higher financing propensity for fiscal year 2016.

Twenty-Four Weeks Ended June 17, 2016

	Twenty Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Interest income	$55,027	$54,494	$533	1%
Other financing revenues	2,851	2,852	(1)	NM

Financing revenues	57,878	57,346	532	1%
Financing expenses	(9,493)	(10,990)	1,497	14%
Consumer financing interest expense	(10,479)	(11,269)	790	7%

Financing margin	$37,906	$35,087	$2,819	8%

Financing propensity	56.2%	42.7%

The increase in financing revenues was due to a $5.8 million increase in the average gross vacation ownership notes receivable balance, partially offset by a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable.

The increase in financing margin reflects the higher financing revenues, as well as lower financing expenses and lower consumer financing interest expense. The lower consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances, partially offset by a higher average outstanding debt balance. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help increase financing propensity above the 40 to 45 percent rate that the company has averaged in recent years. As a result of these programs, we expect that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivables. We are targeting higher financing propensity for fiscal year 2016.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Rental revenues	$75,069	$72,642	$2,427	3%
Unsold maintenance fees — upscale	(15,313)	(13,425)	(1,888)	(14%)
Unsold maintenance fees — luxury	(530)	(2,006)	1,476	74%

Unsold maintenance fees	(15,843)	(15,431)	(412)	(3%)
Other rental expenses	(50,185)	(46,404)	(3,781)	(8%)

Rental margin	$9,041	$10,807	$(1,766)	(16%)

Rental margin percentage	12.0%	14.9%	(2.9 pts)

	Twelve Weeks Ended		Change	% Change
	June 17, 2016	June 19, 2015
Transient keys rented (1)	284,385	275,587	8,798	3%
Average transient key rate	$212.69	$218.83	$(6.14)	(3%)
Resort occupancy	87.4%	88.3%	(0.9 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia.

The increase in rental revenues was due to $2.9 million of revenue from our operating property in Australia acquired during the third quarter of 2015, a company-wide 3 percent increase in transient keys rented ($1.8 million) primarily due to a 7 percent increase in available keys, and $0.1 million of higher plus points revenue (which is recognized upon utilization of plus points or upon expiration of the points), partially offset by a company-wide 3 percent decrease in average transient rate ($1.6 million) and $0.8 million of lower revenue from our operating property in San Diego due to the conversion of some of the inventory to vacation ownership inventory.

The decrease in rental margin reflected a $1.1 million loss from our operating property in Australia, $0.9 million of lower rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by a $0.3 million improvement in the operation of the property in San Diego compared to the prior year comparable period and the $0.1 million increase in plus points revenue.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	Change	% Change
Rental revenues	$155,357	$148,841	$6,516	4%
Unsold maintenance fees — upscale	(29,295)	(25,468)	(3,827)	(15%)
Unsold maintenance fees — luxury	(1,041)	(4,416)	3,375	76%

Unsold maintenance fees	(30,336)	(29,884)	(452)	(2%)
Other rental expenses	(100,352)	(92,109)	(8,243)	(9%)

Rental margin	$24,669	$26,848	$(2,179)	(8%)

Rental margin percentage	15.9%	18.0%	(2.1 pts)

	Twenty-Four Weeks Ended
	June 17, 2016	June 19, 2015	Change	% Change
Transient keys rented (1)	577,034	572,297	4,737	1%
Average transient key rate	$220.86	$222.62	$(1.76)	(1%)
Resort occupancy	88.1%	88.0%	0.1 pts

(1)	Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia.

The increase in rental revenues was due to $6.1 million of revenue from our operating property in Australia acquired during the third quarter of 2015, a company-wide 1 percent increase in transient keys rented ($0.8 million) primarily due to a 2 percent increase in available keys, $0.5 million of higher plus points revenue (which is recognized upon utilization of plus points or upon expiration of the points) and a $0.3 million increase in preview keys and other revenue, partially offset by a company-wide 1 percent decrease in average transient rate ($0.8 million) and $0.4 million of lower revenue from our operating property in San Diego due to the conversion of some of the inventory to vacation ownership inventory.

The decrease in rental margin reflected a $1.8 million of lower rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, and a $1.1 million loss from our operating property in Australia, partially offset by the $0.5 million increase in plus points revenue and a $0.3 million improvement in the operation of the property in San Diego compared to the prior year comparable period.

Cost Reimbursements

Twelve Weeks Ended June 17, 2016

Cost reimbursements increased $6.4 million, or 7 percent, over the prior year comparable period, reflecting an increase of $4.8 million due to higher costs, $1.4 million due to additional managed unit weeks in the twelve weeks ended June 17, 2016, and a $0.2 million impact from foreign exchange rates in our Europe segment.

Twenty-Four Weeks Ended June 17, 2016

Cost reimbursements increased $12.6 million, or 6.5 percent, over the prior year comparable period, reflecting an increase of $10.4 million due to higher costs and $2.6 million due to additional managed unit weeks in the twenty-four weeks ended June 17, 2016, partially offset by a $0.4 million impact from foreign exchange rates in our Europe segment.

General and Administrative

Twelve Weeks Ended June 17, 2016

General and administrative expenses increased $1.7 million (from $22.9 million to $24.6 million) and were driven by higher information technology project costs and inflationary cost increases.

Twenty-Four Weeks Ended June 17, 2016

General and administrative expenses increased $4.2 million (from $45.7 million to $49.9 million) and were driven by higher information technology project costs and inflationary cost increases.

Royalty Fee

Twelve Weeks Ended June 17, 2016

Royalty fee expense increased $0.6 million in the twelve weeks ended June 17, 2016 (from $13.4 million to $14.0 million), and included $0.9 million of higher costs due to an increase in initial sales of our real estate inventory, which carry a higher royalty fee as compared to sales of pre-owned inventory (two percent versus one percent), partially offset by $0.3 million of lower costs due to lower closings in the current period.

Twenty-Four Weeks Ended June 17, 2016

Royalty fee expense increased $1.0 million in the twenty-four weeks ended June 17, 2016 (from $26.4 million to $27.4 million), and included $1.4 million of higher costs due to an increase in initial sales of our real estate inventory, which carry a higher royalty fee as compared to sales of pre-owned inventory (two percent versus one percent), partially offset by $0.4 million of lower costs due to lower closings in the current period.

Gains and Other Income

Twelve and Twenty-four Weeks Ended June 17, 2016

In the twelve and twenty-four weeks ended June 17, 2016, we recorded a $10.5 million gain on the disposition of excess inventory at our Ritz-Carlton project in San Francisco, California, the reversal of the remaining $1.7 million accrual associated with the disposition of a golf course and related assets in Kauai, Hawaii because we no longer expect to incur additional costs in connection with this sale and a $1.5 million loss on the sale of the portion of the operating property in Australia that we did not intend to convert to vacation ownership inventory.

During the second quarter of 2015, we recorded an $8.7 million gain on the disposition of undeveloped land in Kauai, Hawaii. During the first quarter of 2015, we recorded a $0.9 million gain from the disposition of a golf course and adjacent undeveloped land in Orlando, Florida. We disposed of the golf course and undeveloped land in Orlando, Florida in the first quarter of 2014 and, as a condition of the sale, we continued to operate the golf course through the end of the first quarter of 2015 at our own risk. We utilized the performance of services method to record a gain of $3.1 million over the period during which we operated the golf course following the sale.

Interest Expense

Twelve Weeks Ended June 17, 2016

Interest expense decreased $0.9 million (from $3.0 million to $2.1 million) due to a $0.8 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International, Inc. (“Marriott International”) and $0.1 million of lower other interest expense. Due to the payoff of the liability associated with the Marriott Rewards customer loyalty program at the end of 2015, we will not incur further interest expense associated with this liability in the future.

Twenty-Four Weeks Ended June 17, 2016

Interest expense decreased $1.9 million (from $6.0 million to $4.1 million) due to a $1.7 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International and $0.2 million of lower other interest expense. Due to the payoff of the liability associated with the Marriott Rewards customer loyalty program at the end of 2015, we will not incur further interest expense associated with this liability in the future.

Other

Twelve and Twenty-Four Weeks Ended June 17, 2016

During the first quarter of 2016, we incurred $2.3 million of costs associated with the acquisition of an operating property in the South Beach area of Miami Beach and the anticipated future acquisition of the operating property in New York we are currently managing, and $0.2 million of transaction related costs associated with the then anticipated sale of the portion of the operating property located in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory. See Footnote No. 5, “Acquisitions and Dispositions” and Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for further information related to these transactions.

During the second quarter of 2016, we incurred $1.9 million of costs associated with the anticipated future acquisition of vacation ownership units located on the Big Island of Hawaii and the anticipated future acquisition of the operating property in New York we are currently managing.

During the second quarter of 2015, we incurred $1.2 million of transaction related costs associated with the purchase of the operating property located in Surfers Paradise, Australia that occurred in the third quarter of 2015. We did not incur any transaction related costs in the first quarter of 2015.

Income Tax

Twelve Weeks Ended June 17, 2016

Our provision for income taxes increased $1.5 million (from $23.4 million to $24.9 million) from the prior year comparable period. The increase was primarily due to an increase in U.S. income, partially offset by a decline in non-U.S. income for the twelve weeks ended June 17, 2016.

Twenty-Four Weeks Ended June 17, 2016

Our provision for income taxes decreased $6.1 million (from $46.7 million to $40.6 million) from the prior year comparable period. The decrease was primarily due to a decline in non-U.S. income for the twenty-four weeks ended June 17, 2016.

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

EBITDA, a financial measure that is not prescribed or authorized by GAAP, is defined as earnings, or net income, before interest expense (excluding consumer financing interest expense), provision for income taxes, depreciation and amortization. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense because the associated debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. Further, we consider consumer financing interest expense to be an operating expense of our business. We consider EBITDA and Adjusted EBITDA to be indicators of operating performance, which we use to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA and Adjusted EBITDA, as do analysts, lenders, investors and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes non-cash share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. We evaluate Adjusted EBITDA as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our on-going core operations before the impact of these items with results from other vacation ownership companies.

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

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	June 17, 2016	June 19, 2015
Net income	$36,309	$34,041	$60,717	$68,095
Interest expense	2,087	3,009	4,069	5,983
Tax provision	24,858	23,403	40,615	46,692
Depreciation and amortization	5,052	4,493	10,177	8,558

EBITDA	68,306	64,946	115,578	129,328

Non-cash share-based compensation	4,332	3,945	6,856	6,588
Certain items	(8,473)	(7,226)	(6,678)	(14,098)

Adjusted EBITDA	$64,165	$61,665	$115,756	$121,818

Twelve Weeks Ended June 17, 2016

The certain items for the twelve weeks ended June 17, 2016 consisted of $10.7 million of gains and other income, $2.0 million of transaction costs associated with acquisitions, and $0.2 million of losses from the operations of the property we acquired in Australia in 2015 that we sold in the second quarter of 2016. These exclusions decreased EBITDA by $8.5 million.

The certain items for the twelve weeks ended June 19, 2015 consisted of $8.6 million of gains and other income, $1.3 million of transaction costs associated with acquisitions, $0.1 million of organizational and separation related costs and less than $0.1 million of litigation expense. These exclusions decreased EBITDA by $7.2 million.

Twenty-Four Weeks Ended June 17, 2016

The certain items for the twenty-four weeks ended June 17, 2016 consisted of $10.7 million of gains and other income, $4.6 million of transaction costs associated with acquisitions, $0.3 million of profit from the operations of the property we acquired in Australia in 2015 that we sold in the second quarter of 2016, and a $0.3 million reversal of litigation expense. These exclusions decreased EBITDA by $6.7 million.

The certain items for the twenty-four weeks ended June 19, 2015 consisted of $9.5 million of gains and other income, $5.9 million of development profit from the disposition of units in Macau as whole ownership residential units rather than through our Marriott Vacation Club, Asia Pacific points program, $1.3 million of transaction costs associated with acquisitions, $0.3 million of organizational and separation related costs and a $0.2 million reversal of litigation expense. These exclusions decreased EBITDA by $14.1 million.

Business Segments

Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 14, “Business Segments,” to our Financial Statements for further information on our segments.

North America

The following discussion presents an analysis of our results of operations for the North America segment for the twelve and twenty-four weeks ended June 17, 2016, compared to the twelve and twenty-four weeks ended June 19, 2015.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	June 17, 2016	June 19, 2015
Revenues
Sale of vacation ownership products	$132,473	$142,148	$257,157	$283,876
Resort management and other services	69,357	66,194	131,022	124,769
Financing	26,853	26,354	54,261	53,410
Rental	65,629	65,756	138,137	137,471
Cost reimbursements	90,174	84,037	189,356	176,891

Total revenues	384,486	384,489	769,933	776,417

Expenses
Cost of vacation ownership products	29,080	40,834	59,742	81,335
Marketing and sales	66,911	67,837	135,226	136,854
Resort management and other services	39,337	39,101	77,489	76,069
Rental	55,593	55,128	111,549	109,739
Litigation settlement	—	(108)	(303)	(370)
Organizational and separation related	—	115	0	254
Royalty fee	2,254	1,686	3,940	2,946
Cost reimbursements	90,174	84,037	189,356	176,891

Total expenses	283,349	288,630	576,999	583,718

Gains and other income	12,317	8,658	12,324	9,538
Other	(1,733)	86	(4,013)	102

Segment financial results	$111,721	$104,603	$201,245	$202,339

Contract Sales

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract Sales
Vacation ownership	$145,600	$150,605	$(5,005)	(3%)

Total contract sales	$145,600	$150,605	$(5,005)	(3%)

The decrease in North America vacation ownership contract sales reflected a $3.8 million decrease in sales at off-site (non tour-based) sales locations, a $0.7 million decrease in fractional sales as we continue to sell through remaining luxury inventory and a $0.5 million decrease in sales at on-site sales locations.

The decrease in sales at North America on-site locations is primarily driven by an increase in sales in the prior year comparable period as a result of enhancements during that period to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points at that time. The decrease in sales at on-site sales locations reflected a 0.6 percent decrease in VPG to $3,384 in the twelve weeks ended June 17, 2016 from $3,404 in the prior year comparable period, partially offset by a 0.3 percent increase in the number of tours. The slight decrease in VPG resulted from a 1.4 percentage point decrease in closing efficiency, partially offset by an increase in the number of points sold per contract due to a shift in the mix of sales towards more first time buyers who, on average, purchase more points per contract than existing owners, and higher pricing. The increase in the number of tours was driven by an increase in first time buyer tours, partially offset by fewer existing owner tours due to prior year enhancements to our owner recognition levels that created a near-term incentive for existing owners to take a tour in the prior year comparable period. The sales at North America off-site locations were negatively impacted by the strength of the U.S. dollar, primarily in Latin America, a trend that has been impacting our results since the third quarter of 2015, as well as lower sales to existing owners due to the enhancements in the owner recognition levels that drove higher sales in the prior year comparable period.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract Sales
Vacation ownership	$285,250	$306,598	$(21,348)	(7%)

Total contract sales	$285,250	$306,598	$(21,348)	(7%)

The decrease in North America vacation ownership contract sales reflected a $12.5 million decrease in sales at on-site sales locations, a $6.7 million decrease in sales at off-site (non tour-based) sales locations and a $2.1 million decrease in fractional sales as we continue to sell through remaining luxury inventory.

The decrease in sales at North America on-site locations is primarily driven by an increase in sales in the prior year comparable period as a result of enhancements during that period to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points at that time. The decrease in sales at on-site sales locations reflected a 1.8 percent decrease in the number of tours and a 2.3 percent decrease in VPG to $3,438 in the twenty-four weeks ended June 17, 2016 from $3,519 in the prior year comparable period. The decrease in VPG resulted from a 1.7 percentage point decrease in closing efficiency, partially offset by an increase in the number of points sold per contract due to a shift in the mix of sales towards more first time buyers who, on average, purchase more points per contract than existing owners, and higher pricing. The decrease in the number of tours was driven by fewer existing owner tours, which was also due to prior year enhancements to our owner recognition levels that created a near-term incentive for existing owners to take a tour in the prior year comparable period, partially offset by an increase in first time buyer tours. The sales at North America off-site locations were negatively impacted by the strength of the U.S. dollar, primarily in Latin America, a trend that has been impacting our results since the third quarter of 2015, as well as lower sales to existing owners due to the enhancements in the owner recognition levels that drove higher sales in the prior year comparable period.

Sale of Vacation Ownership Products

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract sales	$145,600	$150,605	$(5,005)	(3%)
Revenue recognition adjustments:
Reportability	3,783	1,942	1,841
Sales reserve	(7,631)	(5,651)	(1,980)
Other(1)	(9,279)	(4,748)	(4,531)

Sale of vacation ownership products	$132,473	$142,148	$(9,675)	(7%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability improved due to an increase in the amount of sales meeting the down payment requirement for revenue reportability prior to the end of the current period, partially offset by an increase in the amount of sales that remained in the rescission period as of the end of the current period as compared to the prior year comparable period. The increase in the amount of sales meeting the down payment requirement for revenue reportability was due to an increase in down payment amounts compared to the prior year comparable period. The increase in down payment requirements occurred while achieving a 12.1 percentage point increase in financing propensity in the second quarter of 2016 compared to the prior year comparable period.

The higher sales reserve reflects an increase in the rate due to the increase in financing propensity and Latin American default activity, partially offset by the lower vacation ownership contract sales volume.

The increase in other adjustments is primarily driven by an increase in the utilization of plus points as a sales incentive in our North America segment in the second quarter of 2016. These revenues are deferred and recognized as rental revenue when those points are redeemed or upon expiration of the points.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract sales	$285,250	$306,598	$(21,348)	(7%)
Revenue recognition adjustments:
Reportability	3,871	(1,502)	5,373
Sales reserve	(15,037)	(11,985)	(3,052)
Other(1)	(16,927)	(9,235)	(7,692)

Sale of vacation ownership products	$257,157	$283,876	$(26,719)	(9%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability improved due to an increase in the amount of sales meeting the down payment requirement for revenue reportability prior to the end of the current period, partially offset by an increase in the amount of sales that remained in the rescission period as of the end of the current period as compared to the prior year comparable period. The increase in the amount of sales meeting the down payment requirement for revenue reportability was due to an increase in down payment amounts compared to the prior year comparable period. The increase in down payment requirements occurred while achieving a 13.3 percentage point increase in financing propensity in the first half of 2016 compared to the prior year comparable period.

The higher sales reserve reflects an increase in the rate due to the increase in financing propensity and Latin American default activity, partially offset by the lower vacation ownership contract sales volume.

The increase in other adjustments is primarily driven by an increase in the utilization of plus points as a sales incentive in our North America segment in the first half of 2016. These revenues are deferred and recognized as rental revenue when those points are redeemed or upon expiration of the points.

Development Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Sale of vacation ownership products	$132,473	$142,148	$(9,675)	(7%)
Cost of vacation ownership products	(29,080)	(40,834)	11,754	29%
Marketing and sales	(66,911)	(67,837)	926	1%

Development margin	$36,482	$33,477	$3,005	9%

Development margin percentage	27.5%	23.6%	3.9 pts

The increase in development margin reflected the following:

•	$6.5 million from higher favorable product cost true-ups ($7.0 million in the twelve weeks ended June 17, 2016 compared to $0.5 million in the prior year comparable period) of which $3.5 million was attributed to projected increases in development revenue primarily from a reduction in our estimate of future sales incentives and $3.0 million resulted from lower development spending for completion of common elements at multiple projects;

•	$2.5 million from a favorable mix of lower cost real estate inventory being sold; and

•	$1.2 million of higher revenue reportability compared to the prior year comparable period.

These increases were partially offset by the following:

•	$3.3 million of additional deferred revenue in the current period due to higher usage of plus points as a sales incentive; this revenue will be recognized as rental revenue when the plus points are redeemed or upon expiration of the plus points

•	$1.6 million of higher sales reserve activity in the current period due to the increase in financing propensity;

•	$1.3 million of pre-opening and startup expenses in support of new sales locations; and

•	$1.0 million of lower vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).

The 3.9 percentage point decline in the development margin percentage reflected a 4.7 percentage point increase due to the higher favorable product cost true-up activity year-over-year, a 1.8 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended June 17, 2016, and a 0.5 percentage point increase due to the favorable revenue reportability year-over-year. These increases were partially offset by a 1.6 percentage point decline due to the higher usage of plus points as a sales incentive, a 0.8 percentage point decline due to the higher marketing and sales spending (including a 0.9 percentage point impact from the pre-opening and startup expenses), and a 0.7 percentage point decline due to the higher sales reserve rate.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Sale of vacation ownership products	$257,157	$283,876	$(26,719)	(9%)
Cost of vacation ownership products	(59,742)	(81,335)	21,593	27%
Marketing and sales	(135,226)	(136,854)	1,628	1%

Development margin	$62,189	$65,687	$(3,498)	(5%)

Development margin percentage	24.2%	23.1%	1.1 pts

The decrease in development margin reflected the following:

•	$8.4 million from lower vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$5.5 million of additional deferred revenue in the current period due to higher usage of plus points as a sales incentive; this revenue will be recognized as rental revenue when the plus points are redeemed or upon expiration of the plus points;

•	$2.8 million of higher sales reserve activity in the current period due to the increase in financing propensity;

•	$2.5 million of higher marketing and sales costs due to investment in new programs to help generate future incremental tour volumes; and

•	$1.6 million of pre-opening and startup expenses in support of new sales locations.

These decreases were partially offset by the following:

•	$8.9 million from higher favorable product cost true-ups ($10.4 million in the twenty-four weeks ended June 17, 2016 compared to $1.5 million in the prior year comparable period) of which $5.0 million was attributed to projected increases in development revenue primarily from a reduction in our estimate of future sales incentives and $3.9 million resulted from lower development spending for completion of common elements at multiple projects;

•	$4.8 million from a favorable mix of lower cost real estate inventory being sold;

•	$3.4 million of higher revenue reportability compared to the prior year comparable period; and

•	$0.2 million of lower other development expenses.

The 1.1 percentage point increase in the development margin percentage reflected a 3.2 percentage point increase due to the higher favorable product cost true-up activity year-over-year, a 1.7 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twenty-four weeks ended June 17, 2016, a 0.8 percentage point increase due to the favorable revenue reportability year-over-year and a 0.1 percentage point increase due to lower other development expenses. These increases were partially offset by a 1.4 percentage point decline due to the higher marketing and sales spending (including a 0.6 percentage point impact from the pre-opening and startup expenses), a 1.3 percentage point decline due to an inability to leverage fixed marketing and sales costs on lower vacation ownership contract sales, a 1.3 percentage point decline due to the higher usage of plus points as a sales incentive and a 0.7 percentage point decline due to the higher sales reserve rate.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Management fee revenues	$17,229	$15,909	$1,320	8%
Other services revenues	52,128	50,285	1,843	4%

Resort management and other services revenues	69,357	66,194	3,163	5%
Resort management and other services expenses	(39,337)	(39,101)	(236)	(1%)

Resort management and other services margin	$30,020	$27,093	$2,927	11%

Resort management and other services margin percentage	43.3%	40.9%	2.4 pts

The increase in resort management and other services revenues reflected $1.6 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $1.3 million of higher management fees, $0.6 million of higher ancillary revenues, $0.6 million of higher customer service fees and $0.1 million of higher resales commission and other revenues compared to the second quarter of 2015. These increases were partially offset by $1.1 million of lower settlement and lien fees due to a decrease in the number of contracts closed and fewer lien fees assessed compared to the second quarter of 2015. The increase in ancillary revenues included $0.8 million of ancillary revenues at the property we manage in New York, partially offset by a $0.2 million decrease in ancillary revenues from food and beverage and golf offerings at our other resorts.

The improvement in the resort management and other services margin reflected the changes in revenue, partially offset by $0.2 million of higher expenses, including $0.8 million from the operation of the ancillary businesses at the property we manage in New York, partially offset by a $0.6 million decrease in other expenses in the current period.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Management fee revenues	$33,692	$31,477	$2,215	7%
Other services revenues	97,330	93,292	4,038	4%

Resort management and other services revenues	131,022	124,769	6,253	5%
Resort management and other services expenses	(77,489)	(76,069)	(1,420)	(2%)

Resort management and other services margin	$53,533	$48,700	$4,833	10%

Resort management and other services margin percentage	40.9%	39.0%	1.9 pts

The increase in resort management and other services revenues reflected $2.6 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $2.2 million of higher management fees, $1.8 million of higher ancillary revenues, $0.9 million of higher customer service fees and $0.4 million of higher resales commission and other revenues, in each case, compared to the prior year comparable period. These increases were partially offset by $1.3 million of lower settlement and lien fees due to a decrease in the number of contracts closed and fewer lien fees assessed and $0.4 million of lower brand fees due to fewer closings, in each case, compared to the prior year comparable period. The increase in ancillary revenues included $1.2 million of ancillary revenues at the property we manage in New York and a $0.6 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts.

The improvement in the resort management and other services margin reflected the changes in revenue, partially offset by $1.4 million of higher expenses, including $1.5 million from the operation of the ancillary businesses at the property we manage in New York, and a $0.1 million decrease in other expenses in the current period.

Financing Revenues, Expenses and Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Interest income	$25,482	$25,027	$455	2%
Other financing revenues	1,371	1,327	44	3%

Financing revenues	$26,853	$26,354	$499	2%

Financing propensity	51.9%	39.8%

The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance, partially offset by a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable. The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help increase financing propensity above the 40 to 45 percent rate that the company has averaged in recent years. As a result of these programs, we expect that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivables. We are targeting higher financing propensity for fiscal year 2016.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Interest income	$51,475	$50,636	$839	2%
Other financing revenues	2,786	2,774	12	NM

Financing revenues	$54,261	$53,410	$851	2%

Financing propensity	54.1%	40.8%

The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance, partially offset by a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable. The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help increase financing propensity above the 40 to 45 percent rate that the company has averaged in recent years. As a result of these programs, we expect that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivables. We are targeting higher financing propensity for fiscal year 2016.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Rental revenues	$65,629	$65,756	$(127)	NM
Unsold maintenance fees — upscale	(13,914)	(12,408)	(1,506)	(12%)
Unsold maintenance fees — luxury	(530)	(2,006)	1,476	74%

Unsold maintenance fees	(14,444)	(14,414)	(30)	NM
Other rental expenses	(41,149)	(40,714)	(435)	(1%)

Rental margin	$10,036	$10,628	$(592)	(6%)

Rental margin percentage	15.3%	16.2%	(0.9 pts)

	Twelve Weeks Ended		Change	% Change
	June 17, 2016	June 19, 2015
Transient keys rented (1)	261,320	252,199	9,121	4%
Average transient key rate	$209.08	$214.51	$(5.43)	(3%)
Resort occupancy	87.9%	89.5%	(1.6 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California.

The decrease in rental revenues was due to a 3 percent decrease in average transient rate ($1.4 million) and $0.8 million of lower revenue from our operating property in San Diego due to the conversion of some of the inventory to vacation ownership inventory, partially offset by a 4 percent increase in transient keys rented ($2.0 million) primarily due to a 10 percent increase in available keys and $0.1 million of higher plus points revenue (which is recognized upon utilization of plus points or upon expiration of the points).

The decrease in rental margin reflected $0.9 million of lower rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by a $0.3 million improvement in the operation of the property in San Diego compared to the prior year comparable period and the $0.1 million increase in plus points revenue.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Rental revenues	$138,137	$137,471	$666	NM
Unsold maintenance fees — upscale	(26,930)	(23,344)	(3,586)	(15%)
Unsold maintenance fees — luxury	(1,041)	(4,416)	3,375	76%

Unsold maintenance fees	(27,971)	(27,760)	(211)	(1%)
Other rental expenses	(83,578)	(81,979)	(1,599)	(2%)

Rental margin	$26,588	$27,732	$(1,144)	(4%)

Rental margin percentage	19.2%	20.2%	(1.0 pts)

	Twenty-Four Weeks Ended		Change	% Change
	June 17, 2016	June 19, 2015
Transient keys rented (1)	535,691	531,960	3,731	1%
Average transient key rate	$219.71	$220.57	$(0.86)	NM
Resort occupancy	89.1%	89.6%	(0.5 pts)

(1)	Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California.

The increase in rental revenues was due to a 1 percent increase in transient keys rented ($0.8 million) primarily due to a 4 percent increase in available keys, $0.5 million of higher plus points revenue (which is recognized upon utilization of plus points or upon expiration of the points) and a $0.2 million increase in preview keys and other revenue, partially offset by a less than 1 percent decrease in average transient rate ($0.4 million) and $0.4 million of lower revenue from the operation of our operating property in San Diego due to the conversion of some of the inventory to vacation ownership inventory.

The decrease in rental margin reflected $1.8 million of lower rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by the $0.5 million increase in plus points revenue and a $0.3 million improvement in the operation of the property in San Diego compared to the prior year comparable period.

Europe

The following discussion presents an analysis of our results of operations for the Europe segment for the twelve and twenty-four weeks ended June 17, 2016, compared to the twelve and twenty-four weeks ended June 19, 2015.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	June 17, 2016	June 19, 2015
Revenues
Sale of vacation ownership products	$5,867	$5,647	$11,027	$11,547
Resort management and other services	7,000	6,905	11,467	11,884
Financing	794	897	1,629	1,887
Rental	4,612	5,383	6,771	7,515
Cost reimbursements	7,983	7,789	15,461	15,375

Total revenues	26,256	26,621	46,355	48,208

Expenses
Cost of vacation ownership products	1,268	1,233	2,559	2,085
Marketing and sales	5,313	4,868	9,199	10,289
Resort management and other services	5,748	5,724	9,841	10,315
Rental	3,669	3,913	6,585	6,964
Royalty fee	118	88	167	164
Cost reimbursements	7,983	7,789	15,461	15,375

Total expenses	24,099	23,615	43,812	45,192

Gains and other income	—	—	—	4

Segment financial results	$2,157	$3,006	$2,543	$3,020

Overview

In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract Sales
Vacation ownership	$9,938	$7,341	$2,597	35%

Total contract sales	$9,938	$7,341	$2,597	35%

The increase in Europe vacation ownership contract sales was due to $3.8 million of higher sales, primarily from several large multi-week purchases in the current period, partially offset by $1.2 million of lower fractional sales due to the near sell-out of developer inventory in 2015.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract Sales
Vacation ownership	$14,356	$12,639	$1,717	14%

Total contract sales	$14,356	$12,639	$1,717	14%

The increase in Europe vacation ownership contract sales was due to $4.3 million of higher sales, primarily from several large multi-week purchases in the current period, partially offset by $2.6 million of lower fractional sales due to the near sell-out of developer inventory in 2015.

Sale of Vacation Ownership Products

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract sales	$9,938	$7,341	$2,597	35%
Revenue recognition adjustments:
Reportability	(2,308)	(581)	(1,727)
Sales reserve	(1,704)	(1,035)	(669)
Other(1)	(59)	(78)	19

Sale of vacation ownership products	$5,867	$5,647	$220	4%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had a larger unfavorable impact in the current period compared to the prior year comparable period because fewer sales met the down payment requirement for revenue recognition purposes prior to the end of the current period compared to the prior year comparable period. This was driven by a large multi-week sale that was not reportable at the end of the current period. The increase in the sales reserve was due to an unfavorable adjustment to correct an immaterial error of $0.5 million in the current period with respect to historical static pool data.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract sales	$14,356	$12,639	$1,717	14%
Revenue recognition adjustments:
Reportability	(1,343)	1,187	(2,530)
Sales reserve	(1,902)	(2,115)	213
Other(1)	(84)	(164)	80

Sale of vacation ownership products	$11,027	$11,547	$(520)	(5%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had an unfavorable impact in the current period compared to a favorable impact in the prior year comparable period because fewer sales met the down payment requirement for revenue recognition purposes prior to the end of the current period compared to the prior year comparable period. This was driven by a large multi-week sale that was not reportable at the end of the current period. The decrease in the sales reserve was due to an unfavorable adjustment to the reserve in the prior year comparable period, partially offset by the higher contract sales volume in the current period, and due to an unfavorable adjustment in the current year to correct an immaterial error of $0.5 million in the current period with respect to historical static pool data.

Development Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Sale of vacation ownership products	$5,867	$5,647	$220	4%
Cost of vacation ownership products	(1,268)	(1,233)	(35)	(3%)
Marketing and sales	(5,313)	(4,868)	(445)	(9%)

Development margin	$(714)	$(454)	$(260)	(57%)

Development margin percentage	(12.2%)	(8.0%)	(4.2 pts)

The decrease in development margin reflected $1.1 million of lower revenue reportability year-over-year and the $0.3 million increase in the sales reserve, partially offset by $1.0 million of higher vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) and $0.1 million of higher product cost true-ups ($0.2 million favorable true-up in the twelve weeks ended June 17, 2016 compared to $0.1 million favorable true-up in the prior year comparable period) .

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Sale of vacation ownership products	$11,027	$11,547	$(520)	(5%)
Cost of vacation ownership products	(2,559)	(2,085)	(474)	(23%)
Marketing and sales	(9,199)	(10,289)	1,090	11%

Development margin	$(731)	$(827)	$96	12%

Development margin percentage	(6.6%)	(7.2%)	0.6 pts

The increase in development margin reflected $1.8 million of higher vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to lower marketing and sales costs, as well as $0.3 million from the year over year change in the sales reserve, partially offset by $1.5 million from the lower revenue reportability year-over-year and $0.5 million of lower product cost true-ups ($0.3 million unfavorable true-up in the twenty-four weeks ended June 17, 2016 compared to a $0.2 million favorable true-up in the prior year comparable period).

Asia Pacific

The following discussion presents an analysis of our results of operations for the Asia Pacific segment for the twelve and twenty-four weeks ended June 17, 2016, compared to the twelve and twenty-four weeks ended June 19, 2015.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	June 17, 2016	June 19, 2015
Revenues
Sale of vacation ownership products	$8,110	$7,575	$16,635	$43,853
Resort management and other services	4,573	964	8,070	1,827
Financing	1,007	1,043	1,988	2,049
Rental	4,828	1,503	10,449	3,855
Cost reimbursements	685	632	1,558	1,498

Total revenues	19,203	11,717	38,700	53,082

Expenses
Cost of vacation ownership products	1,597	1,803	3,306	23,799
Marketing and sales	6,695	4,432	12,906	9,989
Resort management and other services	4,226	655	7,778	1,505
Rental	6,766	2,794	12,554	5,290
Royalty fee	179	150	325	307
Cost reimbursements	685	632	1,558	1,498

Total expenses	20,148	10,466	38,427	42,388

Losses and other expense	(1,498)	(33)	(1,498)	(30)
Other	(21)	(1,273)	(229)	(1,276)

Segment financial results	$(2,464)	$(55)	$(1,454)	$9,388

Overview

In our Asia Pacific segment, we continue to identify opportunities for development margin improvement. We plan to focus on future inventory acquisitions with strong on-site sales locations. Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015. In the third quarter of 2015, we reinvested the proceeds from this disposition into the purchase of an operating property located in Surfers Paradise, Australia. We have commenced conversion of a portion of this hotel into vacation ownership inventory, the completed portion of which has been contributed to our new Marriott Vacation Club Destinations, Australia program. During the second quarter of 2016, we sold the portion of this operating property that we did not intend to convert to vacation ownership inventory. We began selling from this new location at the end of the first quarter of 2016.

Contract Sales

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract Sales
Vacation ownership	$10,454	$7,992	$2,462	31%

Total contract sales	$10,454	$7,992	$2,462	31%

The increase in Asia Pacific vacation ownership contract sales was driven by a 9 percent increase in VPG and a 20 percent increase in tours. These increases were both driven by an increase in sales to existing owners, and the increase in tours was also driven by the opening of the new sales location in Australia during the second quarter of 2016.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Contract Sales
Vacation ownership	$19,880	$16,651	$3,229	19%
Residential products	—	28,420	(28,420)	(100%)

Total contract sales	$19,880	$45,071	$(25,191)	(56%)

The increase in Asia Pacific vacation ownership contract sales was driven by a 7 percent increase in VPG and an 11 percent increase in tours. These increases were both driven by an increase in sales to existing owners, and the increase in tours was also driven by the opening of the new sales location in Australia during the second quarter of 2016. The decrease in Asia Pacific residential sales was due to the bulk sale of 18 whole ownership residential units in Macau during the first quarter of 2015 for $28.4 million, following which no residential inventory remained in this segment.

Sale of Vacation Ownership Products

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	Change	% Change
Contract sales	$10,454	$7,992	$2,462	31%
Revenue recognition adjustments:
Reportability	(296)	79	(375)
Sales reserve	(2,017)	(493)	(1,524)
Other(1)	(31)	(3)	(28)

Sale of vacation ownership products	$8,110	$7,575	$535	7%

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The increase in the sales reserve was due to an unfavorable adjustment to correct an immaterial error of $1.3 million in the current period with respect to historical static pool data and the higher vacation ownership contract sales volume.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	Change	% Change
Contract sales	$19,880	$45,071	$(25,191)	(56%)
Revenue recognition adjustments:
Reportability	(563)	242	(805)
Sales reserve	(2,636)	(1,446)	(1,190)
Other(1)	(46)	(14)	(32)

Sale of vacation ownership products	$16,635	$43,853	$(27,218)	(62%)

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

The increase in the sales reserve was due to an unfavorable adjustment to correct an immaterial error of $1.3 million in the current period with respect to historical static pool data and the higher vacation ownership contract sales volume in the current period.

Development Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Sale of vacation ownership products	$8,110	$7,575	$ 535	7%
Cost of vacation ownership products	(1,597)	(1,803)	206	11%
Marketing and sales	(6,695)	(4,432)	(2,263)	(51%)

Development margin	$(182)	$1,340	$ (1,522)	(114%)

Development margin percentage	(2.2%)	17.7%	(19.9 pts)

The decrease in development margin reflected the following:

•	$1.1 million of the higher sales reserve activity compared to the prior year comparable period due to an unfavorable adjustment to correct an immaterial error in the current period with respect to historical static pool data and the higher vacation ownership contract sales volume;

•	$0.9 million of pre-opening and startup expenses in support of the new sales location in Australia; and

•	$0.3 million of lower revenue reportability compared to the prior year comparable period.

The decreases were partially offset by $0.5 million of higher sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) and $0.3 million of higher favorable product cost true-ups ($0.3 million in the twelve weeks ended June 17, 2016, compared to no product cost true-ups in the prior year comparable period).

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended		Change	% Change
($ in thousands)	June 17, 2016	June 19, 2015
Sale of vacation ownership products	$16,635	$43,853	$ (27,218)	(62%)
Cost of vacation ownership products	(3,306)	(23,799)	20,493	86%
Marketing and sales	(12,906)	(9,989)	(2,917)	(29%)

Development margin	$423	$10,065	$ (9,642)	(96%)

Development margin percentage	2.5%	23.0%	(20.5 pts)

The decrease in development margin reflected the following:

•	$5.9 million of lower residential contract sales (no residential sales in the twenty-four weeks ended June 17, 2016, compared to $5.9 million from the sale of residential inventory in the prior year comparable period);

•	$1.7 million of pre-opening and startup expenses in support of the new sales location in Australia;

•	$0.8 million of lower favorable product cost true-ups ($0.7 million in the twelve weeks ended June 17, 2016 compared to $1.5 million in the prior year comparable period);

•	$0.8 million of the higher sales reserve activity compared to the prior year comparable period due to an unfavorable adjustment to correct an immaterial error in the current period with respect to historical static pool data and the higher vacation ownership contract sales volume; and

•	$0.5 million of lower revenue reportability compared to the prior year comparable period.

The decreases were partially offset by $0.1 million of higher sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including higher marketing and sales costs in support of future growth in this region.

Resort Management and Other Services Revenues, Expenses and Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	Change	% Change
Management fee revenues	$691	$671	$20	3%
Other services revenues	3,882	293	3,589	NM

Resort management and other services revenues	4,573	964	3,609	NM
Resort management and other services expenses	(4,226)	(655)	(3,571)	NM

Resort management and other services margin	$347	$309	$38	12%

Resort management and other services margin percentage	(7.6%)	32.1%	(24.5 pts)

The increase in resort management and other services revenues reflected $3.6 million of ancillary revenues at our operating property in Australia acquired in the third quarter of 2015.

There was no change in the resort management and other services margin, which included $0.5 million of profit at our operating property in Australia and $0.5 million of higher other costs, including spending in support of future growth in the business. The ancillary revenue producing portions of the operating property in Australia were included in the sale of the operating property. Therefore, we do not anticipate future ancillary revenues or expenses at our property in Australia.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	Change	% Change
Management fee revenues	$1,235	$1,230	$5	NM
Other services revenues	6,835	597	6,238	NM

Resort management and other services revenues	8,070	1,827	6,243	NM
Resort management and other services expenses	(7,778)	(1,505)	(6,273)	NM

Resort management and other services margin	$292	$322	$(30)	(9%)

Resort management and other services margin percentage	3.6%	17.6%	(14.0 pts)

The increase in resort management and other services revenues reflected $6.3 million of ancillary revenues at our operating property in Australia acquired in the third quarter of 2015.

There was no change in the resort management and other services margin, which included $0.8 million of profit at our operating property in Australia and $0.8 million of higher other costs, including spending in support of future growth in the business. The ancillary revenue producing portions of the operating property in Australia were included in the sale of the operating property. Therefore, we do not anticipate future ancillary revenues or expenses at our property in Australia.

Rental Revenues, Expenses and Margin

Twelve Weeks Ended June 17, 2016

	Twelve Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	Change	% Change
Rental revenues	$4,828	$1,503	$3,325	NM
Rental expenses	(6,766)	(2,794)	(3,972)	(142%)

Rental margin	$(1,938)	$(1,291)	$(647)	(50%)

Rental margin percentage	(40.1%)	(85.9%)	45.8 pts

The increase in rental revenues includes $2.9 million from the operation of the property in Australia and $0.4 million from an increase in transient keys rented. The decrease in rental margin reflected a $1.1 million loss from our operating property in Australia, partially offset by $0.5 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees.

Twenty-Four Weeks Ended June 17, 2016

	Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	Change	% Change
Rental revenues	$10,449	$3,855	$6,594	171%
Rental expenses	(12,554)	(5,290)	(7,264)	(137%)

Rental margin	$(2,105)	$(1,435)	$(670)	(47%)

Rental margin percentage	(20.1%)	(37.2%)	17.1 pts

The increase in rental revenues includes $6.1 million from the operation of the property in Australia and $0.5 million from an increase in transient keys rented. The decrease in rental margin reflected a $1.1 million loss from our operating property in Australia, partially offset by $0.4 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees.

Corporate and Other

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015	June 17, 2016	June 19, 2015
Expenses
Cost of vacation ownership products	$1,808	$1,249	$3,763	$2,862
Financing	4,864	6,085	9,493	10,990
General and administrative	24,588	22,892	49,885	45,669
Litigation settlement	—	134	—	134
Organizational and separation related	—	(14)	—	39
Consumer financing interest	5,117	5,248	10,479	11,269
Royalty fee	11,475	11,507	22,951	23,014

Total expenses	47,852	47,101	96,571	93,977

Losses and other expense	(151)	—	(151)	—
Interest expense	(2,087)	(3,009)	(4,069)	(5,983)
Other	(157)	—	(211)	—

Total financial results	$(50,247)	$(50,110)	$(101,002)	$(99,960)

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

Total Expenses

Twelve Weeks Ended June 17, 2016

Total expenses increased $0.8 million from the prior year comparable period. The $0.8 million increase resulted from $1.7 million of higher general and administrative expenses due to higher information technology project costs and inflationary cost increases and $0.6 million of higher cost of vacation ownership products expenses due to higher non-capitalizable project expenses, partially offset by $1.2 million of lower financing expenses, $0.1 million of lower consumer financing interest expense, and $0.1 million of prior year litigation settlement expenses.

Twenty-Four Weeks Ended June 17, 2016

Total expenses increased $2.6 million from the prior year comparable period. The $2.6 million increase resulted from $4.2 million of higher general and administrative expenses due to higher information technology project costs and inflationary cost increases and $0.9 million of higher cost of vacation ownership products expenses due to higher non-capitalizable project expenses, partially offset by $1.5 million of lower financing expenses, $0.8 million of lower consumer financing interest expense, and $0.1 million each of lower litigation settlement and organizational and separation related expenses.

The $0.8 million decline in consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances, partially offset by a higher average outstanding debt balance. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.

Recent Accounting Pronouncements

See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Liquidity and Capital Resources

Our capital needs are supported by cash on hand ($97.4 million at the end of the second quarter of 2016), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the second quarter of 2016, we had $746.3 million of total gross debt outstanding, which included $602.8 million of non-recourse debt associated with vacation ownership notes receivable securitizations, $89.0 million of debt associated with our non-recourse Warehouse Credit Facility and $45.0 million of debt associated with our Revolving Corporate Credit Facility. In addition, we have $40.0 million of gross mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021. However, we expect to exercise our option to redeem the preferred stock at par in October 2016.

At the end of the second quarter of 2016, we had $697.9 million of real estate inventory on hand, comprised of $296.5 million of finished goods, $76.6 million of work-in-progress and $324.8 million of land and infrastructure. We expect to continue to sell excess Ritz-Carlton branded inventory through the MVCD program in order to generate incremental cash and reduce related carrying costs.

Our vacation ownership product offerings allow us to utilize our real estate inventory efficiently. The majority of our sales are of points-based products, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we need to have only a few resorts under construction at any given time and can leverage successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs enable us to align our real estate inventory acquisitions with the pace of sales of vacation ownership products.

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

During the twenty-four weeks ended June 17, 2016, we had a net decrease in cash and cash equivalents of $79.6 million compared to a net decrease of $95.6 million during the twenty-four weeks ended June 19, 2015. The following table summarizes these changes:

	Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015
Cash provided by (used in):
Operating activities	$21,078	$78,665
Investing activities	57,565	48,386
Financing activities	(155,190)	(221,503)
Effect of change in exchange rates on cash and cash equivalents	(3,096)	(1,157)

Net change in cash and cash equivalents	$(79,643)	$(95,609)

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

In the twenty-four weeks ended June 17, 2016, we generated $21.1 million of cash flows from operating activities, compared to $78.7 million in the twenty-four weeks ended June 19, 2015. Excluding the impact of changes in net income and adjustments for non-cash items, the decrease in cash flows reflects the timing of distributions to property owners’ associations for maintenance fees collected on their behalf, higher financing propensity due to the new financing incentive program implemented in the first half of 2015, lower collections due to the reduction in the portfolio of outstanding vacation ownership notes receivable and timing of payments related to employee benefits programs, partially offset by lower payments on the liability for the Marriott Rewards customer loyalty program and lower real estate inventory spending.

In the twenty-four weeks ended June 19, 2015, we recorded residential contract sales of $28.4 million associated with the sale of 18 units in Macau.

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:

Real Estate Inventory Spending (In Excess of) Less Than Cost of Sales

	Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015
Real estate inventory spending	$(78,640)	$(35,343)
Purchase of operating property for future conversion to inventory	—	(46,614)
Real estate inventory costs	63,900	105,048

Real estate inventory spending (in excess of) less than cost of sales	$(14,740)	$23,091

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).

Our real estate inventory spending exceeded real estate inventory costs in the twenty-four weeks ended June 17, 2016, as a result of our opportunistic acquisition efforts. Real estate inventory spending included $23.5 million for the acquisition of an operating property located in the South Beach area of Miami Beach, Florida that we intend to convert, in its entirety, into vacation ownership interests for future use in our MVCD program. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction. During the twenty-four weeks ended June 19, 2015, we capitalized on the opportunity to add a premier destination to our portfolio through the acquisition of an operating property in San Diego, California. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating property for future conversion to inventory line on our Cash Flows. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction. In the twenty-four weeks ended June 19, 2016, we began conversion of this property into vacation ownership interests for future use in our MVCD program.

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

Notes Receivable Collections (Less Than) in Excess of New Mortgages

	Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015
Vacation ownership notes receivable collections — non-securitized	$38,229	$46,914
Vacation ownership notes receivable collections — securitized	82,319	85,483
Vacation ownership notes receivable originations	(124,318)	(112,060)

Vacation ownership notes receivable collections (less than) in excess of originations	$(3,770)	$20,337

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections declined during the twenty-four weeks ended June 17, 2016, as compared to the twenty-four weeks ended June 19, 2015 due to the reduction in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the twenty-four weeks ended June 17, 2016 increased due to an increase in financing propensity to 56.2 percent for the twenty-four weeks ended June 17, 2016 compared to 42.7 percent for the twenty-four weeks ended June 19, 2015, due to a new financing incentive program implemented in our North America segment in the first half of 2015. Given the success of this program to date, we expect financing propensity levels to remain higher than the 40 to 45 percent that we have been averaging in recent years.

Cash from Investing Activities

	Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015
Capital expenditures for property and equipment (excluding inventory)	$(15,142)	$(15,718)
Decrease in restricted cash	2,969	43,758
Dispositions, net	69,738	20,346

Net cash provided by investing activities	$57,565	$48,386

Capital Expenditures for Property and Equipment

Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.

In the twenty-four weeks ended June 17, 2016, capital expenditures for property and equipment of $15.1 million included $11.3 million to support business operations (including $0.6 million for ancillary and operations assets and $10.7 million for sales location) and $3.8 million for technology spending.

In the twenty-four weeks ended June 19, 2015, capital expenditures for property and equipment of $15.7 million included $12.1 million to support business operations (including $1.6 million for ancillary and operations assets and $2.8 million for sales locations other than the operating property in San Diego, California), and $3.6 million for technology spending. The capital expenditures for ancillary and operations assets included $7.7 million associated with the purchase price allocation for the operating property in San Diego, California. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding the San Diego transaction.

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

The decrease in restricted cash in the twenty-four weeks ended June 17, 2016 reflected $20.3 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2015 and $2.5 million in property refurbishment reserves transferred to the new Surfers Paradise hotel owner, partially offset by $12.4 million increase in cash that was collected for distribution to investors in connection with securitized vacation ownership notes receivable and $7.4 million increase in cash associated with vacation ownership sales held in escrow.

The decrease in restricted cash in the twenty-four weeks ended June 19, 2015 reflected $49.6 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2014, partially offset by a $3.4 million increase in cash associated with vacation ownership sales held in escrow and a $2.4 million increase in cash that was collected for distribution to investors in connection with securitized vacation ownership notes receivable.

Dispositions, net

Dispositions in the twenty-four weeks ended June 17, 2016 related to the sale of 216 rooms and resort amenities of the hotel in Surfers Paradise, Australia for $50.3 million, the sale of excess inventory at The Ritz-Carlton Club, San Francisco in San Francisco, California for $19.3 million and the sale of undeveloped land in Absecon, New Jersey for $0.1 million.

Dispositions in the twenty-four weeks ended June 19, 2015 related to the sale of undeveloped land in Kauai, Hawaii for $19.5 million, two lots in St. Thomas, U.S. Virgin Islands for $0.4 million and an operations facility in Hilton Head, South Carolina for $0.4 million.

Cash from Financing Activities

	Twenty-Four Weeks Ended
($ in thousands)	June 17, 2016	June 19, 2015
Borrowings from securitization transactions	$91,281	$—
Repayment of debt related to securitizations	(84,040)	(143,374)
Borrowings from Revolving Corporate Credit Facility	85,000	—
Repayment of Revolving Corporate Credit Facility	(40,000)	—
Proceeds from vacation ownership inventory arrangement	—	5,375
Debt issuance costs	(231)	(30)
Repurchase of common stock	(163,359)	(66,237)
Accelerated stock repurchase forward contract	(14,470)	—
Payment of dividends	(26,067)	(8,085)
Payment of withholding taxes on vesting of restricted stock units	(3,876)	(9,353)
Other	572	201

Net cash used in financing activities	$(155,190)	$(221,503)

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

During the first half of 2016, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The total carrying amount of the vacation ownership notes receivable securitized was $107.7 million. The advance rate was 85 percent, which resulted in total gross proceeds of $91.3 million. The total net proceeds were $90.6 million due to the funding of reserve accounts in the amount of $0.7 million.

At June 17, 2016, $104.8 million of gross vacation ownership notes receivable were eligible for securitization.

Borrowings from / Repayments of Revolving Corporate Credit Facility Transactions

During the first half of 2016, we made draws on the Revolving Corporate Credit Facility for $85.0 million to facilitate our short-term business needs, of which $45.0 million was outstanding as of June 17, 2016.

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

Share Repurchase Program

During the twenty-four weeks ended June 17, 2016, we repurchased 2,801,035 shares of our common stock at an average price of $58.32 per share for a total of $163.4 million, including amounts under an accelerated share repurchase program pursuant to which we received an initial delivery of 1,168,917 shares. The maximum number of additional shares that may be delivered to us under the accelerated share repurchase program is 834,940. This accelerated share repurchases program effectively accelerated a significant amount of our third quarter repurchases and is expected to be in place through the end of the third quarter of 2016. As a result, we anticipate our ability to repurchase shares in the third quarter of 2016 will be very limited. See Footnote No. 11, “Shareholders’ Equity,” to our Financial Statements for further information related to our share repurchase program.

Dividends

We distributed cash dividends to holders of common stock during the twenty-four weeks ended June 17, 2016 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 8, 2015	December 21, 2015	January 6, 2016	$ 0.30
February 11, 2016	February 25, 2016	March 10, 2016	$ 0.30
May 12, 2016	May 26, 2016	June 9, 2016	$ 0.30

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

As of June 17, 2016, debt, net increased by $55.0 million to $733.8 million compared to $678.8 million at January 1, 2016, mainly due to $91.3 million of net proceeds drawn on the Warehouse Credit Facility, $85.0 million drawn on the Revolving Corporate Credit Facility and $7.2 million related to non-cash acquisitions of property via capital leases, partially offset by a decrease of $81.8 million related to repayments of non-recourse gross debt associated with vacation ownership notes receivable securitizations, $40.0 million related to repayments of the Revolving Corporate Credit Facility and $2.2 million repayments of the Warehouse Credit Facility. As of June 17, 2016, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $758.9 million and are due as follows: $63.7 million in 2016; $104.9 million in 2017; $173.7 million in 2018; $81.2 million in 2019; $76.7 million in 2020; and $258.7 million thereafter.

Subsequent to the second quarter of 2016, we made repayments of $45.0 million on our Revolving Corporate Credit Facility.

We expect to exercise our option to redeem the mandatorily redeemable preferred stock of a consolidated subsidiary at par in October 2016, although we are not required to redeem it until October 2021.

We have commitments to purchase vacation ownership units located in two resorts in Bali, Indonesia in two separate transactions, contingent upon completion of construction at agreed upon standards within specified timeframes, for use in our Asia Pacific segment. We expect to complete the acquisition of 51 vacation ownership units in 2017 pursuant to one of the commitments, and to make remaining payments with respect to these units, when specific construction milestones are completed, as follows: $2.3 million in 2016 and $19.0 million in 2017. We expect to complete the acquisition of 88 vacation ownership units in 2019 pursuant to the other commitment, and to make payments with respect to these units, when specific construction milestones are completed, as follows: $7.8 million in 2016, $5.9 million in 2018, and $25.4 million in 2019.

We have a commitment to purchase an operating property, which we currently manage, located in New York, New York for $158.5 million. We expect to acquire the units in the property, in their current form, over time, and we expect to make payments for these units of $96.8 million and $61.7 million in 2018 and 2019, respectively. See Footnote No. 8, “Contingencies and Commitments,” and Footnote No. 13, “Variable Interest Entities,” to our Financial Statements for additional information on this transaction.

We have a commitment of $137.1 million to purchase vacation ownership units located in Marco Island, Florida, of which we expect $33.3 million, $50.0 million and $53.8 million will be paid in 2017, 2018 and 2019, respectively. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information on this transaction.

We entered into new operating lease commitments that expire at various dates through 2027. Our aggregate minimum lease payments under these contracts as of June 17, 2016 were $23.0 million, of which we expect $0.2 million, $1.6 million, $1.9 million, $2.1 million, $2.4 million and $14.8 million will be paid in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.

We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any payments we make to third-party lenders under these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as the underlying notes mature or are repaid. Our maximum exposure under such guarantees as of June 17, 2016 was $7.0 million. The terms of the underlying debt to third-party lenders extend to 2022.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 26, 2016 – April 22, 2016	182,636	$ 65.76	182,636	2,536,299
April 23, 2016 – May 20, 2016	47,500	$ 65.17	47,500	2,488,799
May 21, 2016 – June 17, 2016(2)	1,243,917	$ 60.31	1,243,917	1,244,882

Total	1,474,053	$ 61.15	1,474,053	1,244,882

(1)	On February 11, 2016, our Board of Directors approved the repurchase of up to an additional 2,000,000 shares of our common stock under our existing share repurchase program prior to March 24, 2017. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 8,900,000 shares of our common stock under the share repurchase program since the initiation of the program in October 2013.
(2)	During the second quarter, pursuant to our existing share repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of our common stock. See Footnote No. 11 “Shareholders’ Equity,” to our Financial Statements for a description of this ASR.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits filed or furnished as a part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits on page E-1, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

July 21, 2016	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.1	Indenture Supplement, dated June 16, 2016, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto.

10.2	Omnibus Amendment No. 4, dated May 20, 2016, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC.

10.3	Letter Agreement, dated May 9, 2016, among Marriott Vacations Worldwide Corporation, Marriott Worldwide Corporation and Marriott International, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the twelve and twenty-four weeks ended June 17, 2016 and June 19, 2015, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve and twenty-four weeks ended June 17, 2016 and June 19, 2015, respectively; (iii) the Interim Consolidated Balance Sheets at June 17, 2016 and January 1, 2016; and (iv) the Interim Consolidated Statements of Cash Flows for the twenty-four weeks ended June 17, 2016 and June 19, 2015, respectively.

E-1