Form 10-Q
period 2016-09-09
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2016-10-13
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 9, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35219
_________________________
Marriott Vacations Worldwide Corporation
(Exact name of registrant as specified in its charter)
_________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of October 7, 2016 was 26,997,282.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2016	September 11, 2015	September 9, 2016	September 11, 2015
REVENUES
Sale of vacation ownership products	$131,012	$136,802	$415,831	$476,078
Resort management and other services	75,539	73,828	226,098	212,308
Financing	29,066	28,294	86,944	85,640
Rental	73,776	76,039	229,133	224,880
Cost reimbursements	97,598	92,173	303,973	285,937
TOTAL REVENUES	406,991	407,136	1,261,979	1,284,843
EXPENSES
Cost of vacation ownership products	34,779	40,776	104,149	150,857
Marketing and sales	79,017	71,628	236,348	228,760
Resort management and other services	45,437	47,409	140,545	135,298
Financing	4,855	5,488	14,348	16,478
Rental	60,970	62,567	191,658	184,560
General and administrative	21,619	23,214	71,504	68,883
Litigation settlement	—	—	(303)	(236)
Organizational and separation related	—	439	—	732
Consumer financing interest	5,361	5,289	15,840	16,558
Royalty fee	14,624	14,000	42,007	40,431
Cost reimbursements	97,598	92,173	303,973	285,937
TOTAL EXPENSES	364,260	362,983	1,120,069	1,128,258
Gains (losses) and other income (expense)	454	(20)	11,129	9,492
Interest expense	(2,262)	(2,839)	(6,331)	(8,822)
Other	(75)	(5,131)	(4,528)	(6,305)
INCOME BEFORE INCOME TAXES	40,848	36,163	142,180	150,950
Provision for income taxes	(14,041)	(14,608)	(54,656)	(61,300)
NET INCOME	$26,807	$21,555	$87,524	$89,650
Basic earnings per share	$0.99	$0.69	$3.10	$2.81
Shares used in computing basic earnings per share	27,152	31,455	28,207	31,870
Diluted earnings per share	$0.97	$0.67	$3.05	$2.75
Shares used in computing diluted earnings per share	27,680	32,128	28,718	32,550
Dividends declared per share of common stock	$0.30	$0.25	$0.90	$0.75
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2016	September 11, 2015	September 9, 2016	September 11, 2015
Net income	$26,807	$21,555	$87,524	$89,650
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(664)	(1,392)	1,089	(3,749)
Derivative instrument adjustment	33	(59)	(366)	—
Total other comprehensive (loss) income, net of tax	(631)	(1,451)	723	(3,749)
COMPREHENSIVE INCOME	$26,176	$20,104	$88,247	$85,901
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) September 9, 2016	January 1, 2016
ASSETS
Cash and cash equivalents	$174,764	$177,061
Restricted cash (including $88,559 and $26,884 from VIEs, respectively)	117,839	71,451
Accounts and contracts receivable, net (including $4,687 and $4,893 from VIEs, respectively)	134,706	131,850
Vacation ownership notes receivable, net (including $730,076 and $669,179 from VIEs, respectively)	927,348	920,631
Inventory	714,404	669,243
Property and equipment	214,445	288,803
Other	102,664	140,679
Total Assets	$2,386,170	$2,399,718
LIABILITIES AND EQUITY
Accounts payable	$79,024	$139,120
Advance deposits	86,130	69,064
Accrued liabilities (including $1,361 and $669 from VIEs, respectively)	144,475	164,791
Deferred revenue	47,000	35,276
Payroll and benefits liability	81,720	104,331
Liability for Marriott Rewards customer loyalty program	—	35
Deferred compensation liability	59,877	51,031
Mandatorily redeemable preferred stock of consolidated subsidiary, net	39,108	38,989
Debt, net (including $806,716 and $684,604 from VIEs, respectively)	804,721	678,793
Other	43,106	32,945
Deferred taxes	132,735	109,076
Total Liabilities	1,517,896	1,423,451
Contingencies and Commitments (Note 8)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 36,626,327 and 36,393,800 shares issued, respectively	366	364
Treasury stock — at cost; 9,634,735 and 6,844,256 shares, respectively	(592,700)	(429,990)
Additional paid-in capital	1,142,480	1,150,731
Accumulated other comprehensive income	12,104	11,381
Retained earnings	306,024	243,781
Total Equity	868,274	976,267
Total Liabilities and Equity	$2,386,170	$2,399,718
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Six Weeks Ended
	September 9, 2016	September 11, 2015
OPERATING ACTIVITIES
Net income	$87,524	$89,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,856	13,850
Amortization of debt issuance costs	3,784	3,739
Provision for loan losses	31,817	22,753
Share-based compensation	9,995	9,633
Employee stock purchase plan	673	—
Deferred income taxes	21,823	17,261
Gain on disposal of property and equipment, net	(11,129)	(9,492)
Non-cash reversal of litigation settlement	(303)	(262)
Net change in assets and liabilities:
Accounts and contracts receivable	(2,824)	(17,799)
Notes receivable originations	(218,190)	(189,029)
Notes receivable collections	177,451	192,852
Inventory	(6,118)	51,467
Purchase of operating properties for future conversion to inventory	—	(61,554)
Other assets	38,103	26,524
Accounts payable, advance deposits and accrued liabilities	(64,643)	(52,380)
Deferred revenue	11,592	5,742
Payroll and benefit liabilities	(20,898)	(4,959)
Liability for Marriott Rewards customer loyalty program	(37)	(15,384)
Deferred compensation liability	8,846	6,791
Other liabilities	7,138	6,236
Other, net	1,425	5,085
Net cash provided by operating activities	90,885	100,724
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(22,445)	(20,873)
Purchase of operating property to be sold	—	(47,658)
Increase in restricted cash	(46,709)	(12,616)
Dispositions, net	68,525	20,605
Net cash provided by (used in) investing activities	(629)	(60,542)
FINANCING ACTIVITIES
Borrowings from securitization transactions	376,622	255,000
Repayment of debt related to securitization transactions	(254,510)	(186,383)
Borrowings from Revolving Corporate Credit Facility	85,000	—
Repayment of Revolving Corporate Credit Facility	(85,000)	—
Proceeds from vacation ownership inventory arrangement	—	5,375
Debt issuance costs	(4,065)	(4,405)
Repurchase of common stock	(163,359)	(106,110)
Accelerated stock repurchase forward contract	(14,470)	—
Payment of dividends	(26,067)	(16,003)
Payment of withholding taxes on vesting of restricted stock units	(3,972)	(9,615)
Other	194	377
Net cash used in financing activities	(89,627)	(61,764)
Effect of changes in exchange rates on cash and cash equivalents	(2,926)	(3,243)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,297)	(24,825)
CASH AND CASH EQUIVALENTS, beginning of period	177,061	346,515
CASH AND CASH EQUIVALENTS, end of period	$174,764	$321,690
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of note receivable	$—	$(500)
Non-cash impact on Additional paid-in capital for changes in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	—	(77)
Dividends payable	(8,127)	(7,786)
Non-cash issuance of treasury stock for employee stock purchase plan	673	—
Disposition accruals not yet paid	2,931	—
Property acquired via capital lease	7,221	—
Non-cash transfer of excess inventory to Property and equipment for disposition	9,741	—
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
Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of September 9, 2016, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
Unless otherwise specified, each reference to a particular quarter in these Financial Statements means the twelve weeks ended on the date shown in the following table, rather than the corresponding calendar quarter:

Fiscal Year	Quarter-End Date
2016 Third Quarter	September 9, 2016
2016 Second Quarter	June 17, 2016
2016 First Quarter	March 25, 2016
2015 Third Quarter	September 11, 2015
2015 Second Quarter	June 19, 2015
2015 First Quarter	March 27, 2015
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
New Accounting Standards
Accounting Standards Update No. 2016-15 – “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”)
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. Our early adoption of ASU 2016-15 in the third quarter of 2016 did not have an impact on our financial statements or disclosures.
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
Accounting Standards Update No. 2016-09 – “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”)
In March 2016, the FASB issued ASU 2016-09, which changes how entities account for certain aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance requires all income tax effects of awards, including excess tax benefits, to be recorded as income tax expense (or benefit) in the income statement. The new guidance requires excess tax benefits to be presented as an operating inflow rather than as a financing inflow in the statement of cash flows. Currently, excess tax benefits are recorded in additional paid-in-capital in the balance sheet. The update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We expect to adopt ASU 2016-09 in the first quarter of 2017. We expect the adoption of ASU 2016-09 to decrease our provision for income taxes, the amount of which depends on the vesting activity of our share-based compensation awards in any given period, and to eliminate the presentation of excess tax benefits as a financing inflow on our statement of cash flows. Further, we expect to make an accounting policy election to account for forfeitures of share-based compensation awards as they occur. We do not expect the adoption of ASU 2016-09 to have any other material impacts on our financial statements and disclosures.

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
Accounting Standards Update No. 2016-01 – “Financial Instruments – Overall (Subtopic 825-10)” (“ASU 2016-01”)
In January 2016, the FASB issued ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Although we do not expect the adoption of ASU 2016-01 to have a material impact on our financial statements, we do expect a reduction in our disclosures related to financial instruments.
Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), as Amended

In May 2014, the FASB issued ASU 2014-09, which as amended, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09, as amended, will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new standard may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized on the date of adoption. Although we expect to adopt ASU 2014-09, as amended, commencing in fiscal year 2018, on a retrospective basis, we continue to evaluate the impact that adoption of this ASU will have on our financial statements and disclosures.
2. INCOME TAXES
We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate, was $1.7 million and $2.4 million at September 9, 2016 and January 1, 2016, respectively.

3. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	September 9, 2016	January 1, 2016
Vacation ownership notes receivable — securitized	$730,076	$669,179
Vacation ownership notes receivable — non-securitized
Eligible for securitization(1) (2)	58,376	104,671
Not eligible for securitization(1)	138,896	146,781
Subtotal	197,272	251,452
Total vacation ownership notes receivable	$927,348	$920,631
_________________________

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable for securitization.

(2)
Subsequent to the end of the third quarter of 2016, $51.8 million of these vacation ownership notes receivable were purchased by the MVW Owner Trust 2016-1 (the “2016-1 Trust”) in accordance with the terms of the securitization transaction completed in the third quarter of 2016. Refer to Footnote No. 9, “Debt,” for discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2016-1 Trust.

The following tables show future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at September 9, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2016	$16,916	$33,392	$50,308
2017	37,607	98,446	136,053
2018	26,170	90,147	116,317
2019	19,367	83,664	103,031
2020	16,007	82,638	98,645
Thereafter	81,205	341,789	422,994
Balance at September 9, 2016	$197,272	$730,076	$927,348
Weighted average stated interest rate	11.6%	12.7%	12.5%
Range of stated interest rates	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%
We reflect interest income associated with vacation ownership notes receivable in our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015	September 9, 2016	September 11, 2015
Interest income associated with vacation ownership notes receivable — securitized	$22,908	$20,005	$65,300	$59,992
Interest income associated with vacation ownership notes receivable — non-securitized	4,795	6,921	17,430	21,428
Total interest income associated with vacation ownership notes receivable	$27,703	$26,926	$82,730	$81,420

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
The following table summarizes the activity related to our vacation ownership notes receivable reserve for the thirty-six weeks ended September 9, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Balance at January 1, 2016	$55,584	$47,655	$103,239
Provision for loan losses	17,564	14,293	31,857
Securitizations	(24,664)	24,664	—
Clean-up of Warehouse Credit Facility(1)	10,496	(10,496)	—
Write-offs	(29,253)	—	(29,253)
Defaulted vacation ownership notes receivable repurchase activity(2)	22,686	(22,686)	—
Balance at September 9, 2016	$52,413	$53,430	$105,843
_________________________

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable from our non-recourse warehouse credit facility (the “Warehouse Credit Facility”).

(2)
Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.02 percent and 6.92 percent as of September 9, 2016 and January 1, 2016, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $4.8 million and $4.7 million as of September 9, 2016 and January 1, 2016, respectively.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at September 9, 2016	$45,828	$5,875	$51,703
Investment in vacation ownership notes receivable on non-accrual status at January 1, 2016	$46,024	$8,717	$54,741
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended September 9, 2016	$47,038	$8,278	$55,316
Average investment in vacation ownership notes receivable on non-accrual status during the twelve weeks ended September 11, 2015	$53,778	$6,879	$60,657
Average investment in vacation ownership notes receivable on non-accrual status during the thirty-six weeks ended September 9, 2016	$45,926	$7,296	$53,222
Average investment in vacation ownership notes receivable on non-accrual status during the thirty-six weeks ended September 11, 2015	$56,397	$6,570	$62,967
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 9, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$9,060	$14,807	$23,867
91 – 150 days past due	4,122	5,297	9,419
Greater than 150 days past due	41,706	578	42,284
Total past due	54,888	20,682	75,570
Current	194,797	762,824	957,621
Total vacation ownership notes receivable	$249,685	$783,506	$1,033,191
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

	At September 9, 2016		At January 1, 2016
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable
Securitized	$730,076	$857,688	$669,179	$803,533
Non-securitized	197,272	206,868	251,452	274,799
Total financial assets	$927,348	$1,064,556	$920,631	$1,078,332
Non-recourse debt associated with vacation ownership notes receivable securitizations, gross	$(806,716)	$(747,872)	$(684,604)	$(677,595)
Other debt, gross	(1,213)	(1,213)	(3,496)	(3,496)
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	(40,000)	(40,189)	(40,000)	(42,258)
Other liabilities	(2,246)	(2,246)	(4,515)	(4,515)
Total financial liabilities	$(850,175)	$(791,520)	$(732,615)	$(727,864)
_________________________

(1)	Fair value of financial instruments has been determined using Level 3 inputs.
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
Due to factors that impact the general marketability of our non-securitized vacation ownership notes receivable, as well as current market conditions, we bifurcate our vacation ownership notes receivable at each balance sheet date into those eligible and not eligible for securitization using criteria applicable to current securitization transactions in the asset-backed securities (“ABS”) market. Generally, vacation ownership notes receivable are considered not eligible for securitization if any of the following attributes are present: (1) payments are greater than 30 days past due; (2) the first payment has not been received; or (3) the collateral is located in Europe or Asia. In some cases, eligibility may also be determined based on the credit score of the borrower, the remaining term of the loans and other similar factors that may reflect investor demand in a securitization transaction or the cost to effectively securitize the vacation ownership notes receivable.

The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At September 9, 2016		At January 1, 2016
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization(1)	$58,376	$67,972	$104,671	$128,018
Not eligible for securitization	138,896	138,896	146,781	146,781
Total non-securitized	$197,272	$206,868	$251,452	$274,799
_________________________

(1)
Subsequent to the end of the third quarter of 2016, $51.8 million of these vacation ownership notes receivable were purchased by the 2016-1 Trust in accordance with the terms of the securitization transaction completed in the third quarter of 2016. Refer to Footnote No. 9, “Debt,” for discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2016-1 Trust.

We estimate the fair value of the portion of our non-securitized vacation ownership notes receivable that we believe will ultimately be securitized in the same manner as securitized vacation ownership notes receivable. We value the remaining non-securitized vacation ownership notes receivable at their carrying value, rather than using our pricing model. We believe that the carrying value of these particular vacation ownership notes receivable approximates fair value because the stated interest rates of these loans are consistent with current market rates and the reserve for these vacation ownership notes receivable appropriately accounts for risks in default rates, prepayment rates, discount rates and loan terms.
Non-Recourse Debt Associated with Securitized Vacation Ownership Notes Receivable, Gross
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
Mandatorily Redeemable Preferred Stock of Consolidated Subsidiary, Gross
We estimate the fair value of the mandatorily redeemable preferred stock of our consolidated subsidiary using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model includes an assessment of our subsidiary’s credit risk and the instrument’s contractual dividend rate. Additionally, the estimated fair value at September 9, 2016 assumes a redemption date of October 26, 2016. Refer to Footnote 10, “Mandatorily Redeemable Preferred Stock of Consolidated Subsidiary,” for discussion of the planned redemption of the mandatorily redeemable preferred stock of our consolidated subsidiary.
5. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Miami Beach, Florida
During the first quarter of 2016, we completed the acquisition of an operating property located in the South Beach area of Miami Beach, Florida, for $23.5 million. The acquisition was treated as a business combination, accounted for using the acquisition method of accounting and included within Operating activities on our Cash Flows and presented as Inventory. As consideration for the acquisition, we paid $23.5 million in cash; the value of the acquired property was allocated to inventory. We rebranded this property as Marriott Vacation Club Pulse, South Beach and intend to convert this property, in its entirety, into vacation ownership interests for future use in our Marriott Vacation Club Destinations™ (“MVCD”) program.

Washington, D.C.
During the third quarter of 2015, we completed the acquisition of 71 units at The Mayflower Hotel, Autograph Collection, an operating hotel located in Washington, D.C., for $32.0 million. The asset acquisition was treated as a purchase of inventory and we have included these vacation ownership units, in their current form, in our MVCD program.
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
Dispositions
Surfers Paradise, Australia
During the third quarter of 2015, we purchased an operating property located in Surfers Paradise, Australia. We converted a portion of this hotel into vacation ownership inventory, a portion of which has been contributed to our new Marriott Vacation Club Destinations, Australia program. During the second quarter of 2016, we disposed of the portion of this operating property that we did not intend to convert to vacation ownership inventory for gross cash proceeds of AUD $70.5 million ($50.9 million). We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate. As part of the disposition, we guaranteed the net operating income of the hotel through 2021 up to a specified maximum of AUD $2.9 million ($2.1 million), which has been recorded as a deferred gain in the Other line within liabilities on the Balance Sheet. We recognized a loss, inclusive of the deferred gain, of AUD $1.4 million ($1.0 million) in connection with the sale, which was recorded in the Gains and other income line on the Statements of Income for the thirty-six weeks ended September 9, 2016.
San Francisco, California
During the second quarter of 2016, we disposed of 19 residential units, located at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”) for gross cash proceeds of $19.5 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $10.5 million in the Gains and other income line on our Statements of Income for the thirty-six weeks ended September 9, 2016.
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

As of September 9, 2016, our Balance Sheet reflected $9.0 million of Other liabilities that relate to the deferral of gain recognition for this transaction, which will reduce our basis in the asset if we repurchase the property. In addition, the note receivable of $0.5 million and other receivables of $0.2 million are included in the Accounts and contracts receivable line on the Balance Sheet as of September 9, 2016. The cash consideration received for the sale of the real property is included in Proceeds from vacation ownership inventory arrangements on our Cash Flows for the thirty-six weeks ended September 11, 2015. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is our interest in the note receivable and the other receivables discussed above as of September 9, 2016.
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
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands, except per share amounts)	September 9, 2016(1)	September 11, 2015(2)	September 9, 2016(1)	September 11, 2015(2)
Computation of Basic Earnings Per Share
Net income	$26,807	$21,555	$87,524	$89,650
Weighted average shares outstanding	27,152	31,455	28,207	31,870
Basic earnings per share	$0.99	$0.69	$3.10	$2.81
Computation of Diluted Earnings Per Share
Net income	$26,807	$21,555	$87,524	$89,650
Weighted average shares outstanding	27,152	31,455	28,207	31,870
Effect of dilutive shares outstanding
Employee stock options and SARs	356	443	366	458
Restricted stock units	172	230	145	222
Shares for diluted earnings per share	27,680	32,128	28,718	32,550
Diluted earnings per share	$0.97	$0.67	$3.05	$2.75
_________________________

(1)
The computations of diluted earnings per share exclude approximately 254,000 shares of common stock, the maximum number of shares issuable as of September 9, 2016 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)
The computations of diluted earnings per share exclude approximately 167,000 shares of common stock, the maximum number of shares issuable as of September 11, 2015 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the twelve and thirty-six week period ending September 9, 2016, we excluded from our calculation of diluted earnings per share 62,018 shares underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock, with an exercise price of $77.42, because this exercise price was greater than the average market price for the applicable period. For the twelve and thirty-six week period ending September 11, 2015, we have not excluded from our calculation of diluted earnings per share any shares underlying SARs that may be settled in shares of common stock, as no exercise prices were greater than the average market prices for the applicable period.

7. INVENTORY
The following table shows the composition of our inventory balances:

($ in thousands)	At September 9, 2016	At January 1, 2016
Finished goods(1)	$319,661	$332,888
Work-in-progress	66,545	—
Land and infrastructure(2)	323,659	331,042
Real estate inventory	709,865	663,930
Operating supplies and retail inventory	4,539	5,313
	$714,404	$669,243
_________________________

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes $67.6 million of inventory related to estimated future foreclosures at September 9, 2016.
We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. For the thirty-six weeks ended September 9, 2016 and September 11, 2015, product cost true-ups relating to vacation ownership products increased carrying values of inventory by $12.2 million and $3.6 million, respectively.
During the thirty-six weeks ended September 9, 2016, $45.7 million was transferred from Property and equipment to Inventory as we commenced the conversion of portions of the operating properties in Surfers Paradise, Australia and San Diego, California to vacation ownership inventory. The acquisition of these properties was previously included within Operating Activities on our Cash Flows and presented as Purchase of operating properties for future conversion to inventory within Operating Activities.
8. CONTINGENCIES AND COMMITMENTS
Guarantees
We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sale of vacation ownership products for the North America and Asia Pacific segments. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the term of its note payable. We are entitled to recover any payments we make to third-party lenders under these guarantees through reacquisition and resale of the financed vacation ownership product. Our commitments under these guarantees expire as the underlying notes mature or are repaid. The terms of the underlying notes extend to 2022. At September 9, 2016, the maximum potential amount of future fundings for financing guarantees where we are the primary obligor was $6.6 million and the carrying amount of the liability for expected future fundings, which is included in our Balance Sheet in the Other caption within Liabilities, was $0.2 million.
Commitments and Letters of Credit
In addition to the guarantees we describe in the preceding paragraphs, as of September 9, 2016, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $27.7 million, of which we expect $5.3 million, $10.3 million, $6.7 million, $1.7 million, $1.5 million and $2.2 million will be paid in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.

•	We have commitments of $1.4 million to subsidize vacation ownership associations, which we expect to pay in 2016.

•
We have a commitment to purchase an operating property located in New York, New York for $158.5 million. We expect to acquire the units in the property, in their current form, over time, and we expect to make payments for these units of $96.8 million and $61.7 million in 2018 and 2019, respectively. We currently manage this property, which we have rebranded as Marriott Vacation Club Pulse, New York City. In connection with this commitment, we entered into a capital lease arrangement for ancillary and operations space. See Footnote No. 13, “Variable Interest Entities,” for additional information on this transaction.

•
We have commitments to purchase vacation ownership units located in two resorts in Bali, Indonesia in two separate transactions, contingent upon completion of construction to agreed upon standards within specified timeframes, for use in our Asia Pacific segment. We expect to complete the acquisition of 51 vacation ownership units in 2017 pursuant to one of the commitments, and to make remaining payments with respect to these units, when specific construction milestones are completed, as follows: $2.3 million in 2016 and $19.0 million in 2017. We expect to complete the acquisition of 88 vacation ownership units in 2019 pursuant to the other commitment, and to make payments with respect to these units, when specific construction milestones are completed, as follows: $3.9 million in 2016, $3.9 million in 2017, $5.9 million in 2018 and $25.4 million in 2019.

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

•
We have new commitments under operating leases that expire at various dates through 2027. Our aggregate minimum lease payments under these contracts were $22.9 million, of which we expect $0.1 million, $1.6 million, $1.9 million, $2.1 million, $2.4 million and $14.8 million will be paid in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.

Surety bonds issued as of September 9, 2016 totaled $47.2 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Additionally, as of September 9, 2016, we had $3.3 million of letters of credit outstanding under our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”).
Loss Contingencies
In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units (owners of two of which subsequently agreed to release their claims) at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint in Circuit Court for Maui County, Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against the action vigorously. We filed a motion in the Circuit Court to compel arbitration of plaintiffs’ claims. That motion was denied, but on appeal the Hawaii Intermediate Court of Appeals reversed. The Hawaii Supreme Court reversed the decision of the Intermediate Court of Appeals and reinstated the action in Circuit Court, which set the case for trial. We filed a petition with the United States Supreme Court seeking review of the Hawaii Supreme Court’s decision. On January 11, 2016, the U.S. Supreme Court issued an order vacating the Hawaii Supreme Court’s decision and remanding the case with instructions to reconsider its ruling in light of a recent U.S.

Supreme Court decision reiterating the obligation of courts to enforce arbitration agreements. The Circuit Court has stayed proceedings pending action by the Hawaii Supreme Court. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
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
On May 26, 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of 69 fractional interests at the RCC San Francisco. The plaintiffs allege that the affiliation of the RCC San Francisco with our points-based MVCD program, certain alleged sales practices, and other acts we and the other defendants allegedly took caused an actionable decrease in the value of their fractional interests. The relief sought includes, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. Plaintiffs filed an amended complaint on April 25, 2016. We filed a motion to dismiss. The Court held a hearing and the parties are awaiting a decision. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
On October 3, 2016, RCHFU, L.L.C. and other owners of 134 fractional interests at The Ritz-Carlton Club, Aspen Highlands (“RCC-Aspen Highlands”) served an amended complaint in an action pending in the U.S. District Court for the District of Colorado against us and certain of our subsidiaries. The amended complaint alleges that the plaintiffs’ fractional interests were devalued by the affiliation of RCC-Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees.  Our response to the amended complaint is due on October 17, 2016. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
On May 20, 2016, we and certain of our subsidiaries were named as defendants in an action filed in the United States District Court for the Middle District of Florida by Anthony and Beth Lennen. The case is filed as a putative class action; the plaintiffs seek to represent a class consisting of themselves and all other purchasers of MVCD points, from inception of the MVCD program in June 2010 to the present, as well as all individuals who own or have owned weeks in any resorts for which weeks have been added to the MVCD program. Plaintiffs challenge the characterization of the beneficial interests in the MVCD trust that are sold to customers as real estate interests under Florida law. They also challenge the structure of the trust and associated operational aspects of the trust product. The relief sought includes, among other things, declaratory relief, an unwinding of the MVCD product, and punitive damages. On September 15, 2016, we filed a motion to dismiss the complaint and a motion to stay the case pending referral of certain questions to Florida state regulators. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
Other
We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $1.6 million, of which $1.4 million is included within liabilities on our Balance Sheet at September 9, 2016. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2017.

9. DEBT
The following table provides detail on our debt balances, net of unamortized debt issuance costs:

($ in thousands)	At September 9, 2016	At January 1, 2016
Vacation ownership notes receivable securitizations, gross(1)	$806,716	$684,604
Unamortized debt issuance costs	(10,380)	(9,043)
	796,336	675,561
Other debt, gross	1,213	3,496
Unamortized debt issuance costs	(49)	(264)
	1,164	3,232
Capital leases	7,221	—
	$804,721	$678,793
_________________________

(1)	Interest rates as of September 9, 2016 range from 2.2% to 6.3% with a weighted average interest rate of 2.5%.
See Footnote No. 13, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured. The Warehouse Credit Facility currently terminates on November 22, 2017 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. As of September 9, 2016, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.
Although no cash borrowings were outstanding as of September 9, 2016 under our Revolving Corporate Credit Facility, any amounts borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions.
On August 11, 2016, we completed the securitization of a pool of $259.1 million of vacation ownership notes receivable, generating $250.0 million in gross cash proceeds. Approximately $207.3 million of the vacation ownership notes receivable were purchased on August 11, 2016 by the 2016-1 Trust, and we received $200.0 million of the proceeds. When the remaining $51.8 million of vacation ownership notes receivable were purchased by the 2016-1 Trust subsequent to the end of the third quarter, the remaining $50.0 million of the proceeds, which had been held in restricted cash, were released. In connection with the securitization, investors purchased in a private placement $250.0 million in vacation ownership loan backed notes from the 2016-1 Trust. Two classes of vacation ownership loan backed notes were issued by the 2016-1 Trust: $230.6 million of Class A Notes and $19.4 million of Class B Notes. The Class A Notes have an interest rate of 2.25 percent and the Class B Notes have an interest rate of 2.64 percent, for an overall weighted average interest rate of 2.28 percent.

The following table shows scheduled future principal payments for our debt:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations(1)	Other Debt	Capital Leases	Total
Debt Principal Payments Year
2016	$35,047	$10	$—	35,057
2017	106,804	611	7,221	114,636
2018	95,972	12	—	95,984
2019	88,446	13	—	88,459
2020	87,223	14	—	87,237
Thereafter	393,224	553	—	393,777
Balance at September 9, 2016	$806,716	$1,213	$7,221	$815,150
_________________________

(1)
The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us and represents estimated principal payments assuming purchase of the remaining vacation ownership notes receivable by the 2016-1 Trust in the fourth quarter of 2016 as discussed above.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
We paid cash for interest, net of amounts capitalized, of $14.6 million and $18.5 million in the thirty-six weeks ended September 9, 2016 and September 11, 2015, respectively.
Debt Associated with Vacation Ownership Notes Receivable Securitizations
Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the thirty-six weeks ended September 9, 2016 and as of September 9, 2016, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of September 9, 2016, we had 7 securitized vacation ownership notes receivable pools outstanding.
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
10. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY
Until October 26, 2016, the $40.0 million of mandatorily redeemable Series A (non-voting) preferred stock of our subsidiary MVW US Holdings, Inc. (“MVW US Holdings”) held by third-party investors will pay an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. After October 26, 2016, if we have not elected to redeem the preferred stock, the annual cash dividend rate will be reset to the five-year U.S. Treasury Rate in effect on such date plus the same 10.958 percent spread. The Series A preferred stock is mandatorily redeemable by MVW US Holdings upon the tenth anniversary of its October 2011 date of issuance but can be redeemed at our option after five years at par. The Series A preferred stock has an aggregate liquidation preference of $40.0 million plus any accrued and unpaid dividends and an additional premium if liquidation occurs during the first five years after the issuance of the preferred stock. As of September 9, 2016, 1,000 shares of Series A preferred stock were authorized, of which 40 shares were issued and outstanding. The dividends are recorded as a component of Interest expense as the Series A preferred stock is treated as a liability for accounting purposes. Subsequent to the end of the third quarter of 2016, we notified the holders of the mandatorily redeemable preferred stock of our election to exercise our option to redeem the preferred stock on October 26, 2016 at par plus any accrued and unpaid dividends. We intend to use cash on hand to pay the redemption price.
The following table provides detail on our mandatorily redeemable preferred stock of consolidated subsidiary balance, net of unamortized debt issuance costs:

($ in thousands)	At September 9, 2016	At January 1, 2016
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	$40,000	$40,000
Unamortized debt issuance costs	(892)	(1,011)
	$39,108	$38,989

11. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 9, 2016, there were 36,626,327 shares of Marriott Vacations Worldwide common stock issued, of which 26,991,592 shares were outstanding and 9,634,735 shares were held as treasury stock. At January 1, 2016, there were 36,393,800 shares of Marriott Vacations Worldwide common stock issued, of which 29,549,544 shares were outstanding and 6,844,256 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 9, 2016 or January 1, 2016.
The following table details changes in shareholders’ equity during the thirty-six weeks ended September 9, 2016:

($ in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at January 1, 2016	$364	$(429,990)	$1,150,731	$11,381	$243,781	$976,267
Net income	—	—	—	—	87,524	87,524
Foreign currency translation adjustments	—	—	—	1,089	—	1,089
Derivative instrument adjustment	—	—	—	(366)	—	(366)
Amounts related to share-based compensation	2	—	6,219	—	—	6,221
Repurchase of common stock	—	(163,359)	—	—	—	(163,359)
Accelerated stock repurchase forward contract	—	—	(14,470)	—	—	(14,470)
Dividends	—	—	—	—	(25,305)	(25,305)
Employee stock plan issuance	—	649	—	—	24	673
Balance at September 9, 2016	$366	$(592,700)	$1,142,480	$12,104	$306,024	$868,274
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 1, 2016	6,854,083	$430,609	$62.83
For the thirty-six weeks ended September 9, 2016	2,801,035	163,359	58.32
As of September 9, 2016	9,655,118	$593,968	$61.52
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
During the second quarter of 2016, pursuant to our existing share repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of our common stock. Under the agreement, we paid $85.0 million to the financial institution and received an initial delivery of 1,168,917 shares of our common stock on June 16, 2016, which are included in treasury stock. We accounted for the ASR as two separate transactions: (i) a purchase of treasury stock and (ii) a forward contract indexed to our common stock. We recorded $70.5 million as treasury stock and $14.5 million, the implied value of the forward contract, in Additional paid-in capital on the Balance Sheet as of

September 9, 2016. The total number of shares that we ultimately receive under the ASR is determined based on the average daily volume-weighted average share price of our common stock over the duration of the ASR, less an agreed discount, and may be subject to adjustments for certain events. A maximum of 834,940 additional shares could be delivered to us under the ASR. As the remainder of the shares are delivered to us, we will reclassify the implied value of the forward contract from additional paid-in capital to treasury stock. Upon completion of the program subsequent to the end of the third quarter of 2016, we received an additional delivery of 17,511 shares, for a total of 1,186,428 shares of common stock.
As of September 9, 2016, 1.2 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
Dividends
We declared cash dividends to holders of common stock during the thirty-six weeks ended September 9, 2016 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 11, 2016	February 25, 2016	March 10, 2016	$0.30
May 12, 2016	May 26, 2016	June 9, 2016	$0.30
September 8, 2016	September 22, 2016	October 6, 2016	$0.30
Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.
12. SHARE-BASED COMPENSATION
A total of 6 million shares are authorized for issuance under the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”). As of September 9, 2016, 1.5 million shares were available for grants under the Stock Plan.
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
We recorded share-based compensation expense related to award grants to our officers, directors and employees of $3.1 million and $3.0 million for the twelve weeks ended September 9, 2016 and September 11, 2015, respectively, and $10.0 million and $9.6 million for the thirty-six weeks ended September 9, 2016 and September 11, 2015, respectively. Our deferred compensation liability related to unvested awards held by our employees totaled $18.8 million and $13.3 million at September 9, 2016 and January 1, 2016, respectively.
Restricted Stock Units (“RSUs”)
We granted 168,617 RSUs, exclusive of RSUs with performance vesting conditions, to our employees and non-employee directors during the thirty-six weeks ended September 9, 2016. RSUs granted in the thirty-six weeks ended September 9, 2016 had a weighted average grant-date fair value of $58.81. RSUs issued to our employees generally vest over four years in annual installments commencing one year after the date of grant. RSUs issued to our non-employee directors vest in full on the date of grant.
During the thirty-six weeks ended September 9, 2016 and September 11, 2015, we granted RSUs with performance vesting conditions to members of management. The number of RSUs earned, if any, is determined following the end of a three-year performance period based upon our cumulative achievement over that period of specific quantitative operating financial measures. The maximum number of RSUs that may be earned under the RSUs with performance-based vesting criteria granted during the thirty-six weeks ended September 9, 2016 and September 11, 2015 was approximately 144,000 and 74,000, respectively.

Stock Appreciation Rights
We granted 132,597 SARs to members of management during the thirty-six weeks ended September 9, 2016. These SARs had a weighted average grant-date fair value of $16.12 and a weighted average exercise price of $61.71. SARs generally expire ten years after the date of grant and both vest and become exercisable in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant.
We use the Black-Scholes model to estimate the fair value of the SARs granted. For SARs granted under the Stock Plan in the thirty-six weeks ended September 9, 2016, the expected stock price volatility was calculated based on the historical volatility from the stock prices of a group of identified peer companies. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the thirty-six weeks ended September 9, 2016:

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at September 9, 2016:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$730,076	$—	$730,076
Interest receivable	4,687	—	4,687
Restricted cash(1)	88,559	—	88,559
Total	$823,322	$—	$823,322
Consolidated Liabilities:
Interest payable	$1,288	$73	$1,361
Debt	806,716	—	806,716
Total	$808,004	$73	$808,077
_________________________

(1)
Includes $50.0 million of the proceeds from the securitization transaction completed during the third quarter of 2016, which were released when the remaining vacation ownership notes receivable were purchased by the 2016-1 Trust subsequent to the end of the third quarter of 2016. Refer to Footnote No. 9, “Debt,” for discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2016-1 Trust.

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the twelve weeks ended September 9, 2016:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$20,980	$1,928	$22,908
Interest expense to investors	$3,912	$509	$4,421
Debt issuance cost amortization	$721	$219	$940
Administrative expenses	$74	$37	$111
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the thirty-six weeks ended September 9, 2016:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$59,798	$5,502	$65,300
Interest expense to investors	$11,536	$1,362	$12,898
Debt issuance cost amortization	$2,278	$664	$2,942
Administrative expenses	$229	$104	$333

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the thirty-six weeks ended September 9, 2016 and September 11, 2015:

	Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015
Cash inflows:
Net proceeds from vacation ownership notes receivable securitizations	$247,453	$252,361
Principal receipts	118,015	127,571
Interest receipts	60,863	62,324
Reserve release	405	2,478
Total	426,736	444,734
Cash outflows:
Principal to investors	(105,863)	(114,561)
Voluntary repurchases of defaulted vacation ownership notes receivable	(22,025)	(17,802)
Voluntary clean-up call	—	(54,020)
Interest to investors	(10,823)	(12,160)
Funding of restricted cash(1)(2)	(51,770)	(52,756)
Total	(190,481)	(251,299)
Net Cash Flows	$236,255	$193,435
_________________________

(1)
Includes $50.0 million of the proceeds from the securitization transaction completed during the third quarter of 2016, which were released when the remaining vacation ownership notes receivable were purchased by the 2016-1 Trust subsequent to the end of the third quarter of 2016. Refer to Footnote No. 9, “Debt,” for discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2016-1 Trust.

(2)
Includes $51.4 million of the proceeds from the securitization transaction completed during the third quarter of 2015, which were released as the remaining vacation ownership notes receivable were purchased by the MVW Owner Trust 2015-1.

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the thirty-six weeks ended September 9, 2016 and September 11, 2015:

	Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015
Cash inflows:
Proceeds from vacation ownership notes receivable securitizations	$126,622	$—
Principal receipts	5,227	—
Interest receipts	5,048	—
Reserve release	909	—
Total	137,806	—
Cash outflows:
Principal to investors	(3,771)	—
Voluntary repurchases of defaulted vacation ownership notes receivable	(661)	—
Repayment of Warehouse Credit Facility	(122,190)	—
Interest to investors	(1,338)	(920)
Funding of restricted cash	(447)	—
Total	(128,407)	(920)
Net Cash Flows	$9,399	$(920)

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $5.0 million upon presentation of demand notes related to certain vacation ownership notes receivable securitization transactions outstanding at September 9, 2016.
Other Variable Interest Entities
We have an equity investment in the Joint Venture, a variable interest entity that previously developed and marketed vacation ownership and residential products in Hawaii. We concluded that the Joint Venture is a variable interest entity because the equity investment at risk is not sufficient to permit it to finance its activities without additional support from other venture parties. We determined that we are not the primary beneficiary of the Joint Venture, as power to direct the activities that most significantly impact its economic performance is shared among the variable interest holders and, therefore, we do not consolidate the Joint Venture. In 2009, we fully impaired our investments in the Joint Venture to zero. At September 9, 2016, we had an accrual of $2.2 million for potential future funding obligations, representing our remaining expected exposure to loss related to our involvement with the Joint Venture exclusive of any future costs that may be incurred pursuant to outstanding litigation matters, including those discussed in Footnote No. 8, “Contingencies and Commitments.”
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote No. 8, “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of September 9, 2016, our Balance Sheet reflected a $7.0 million capital lease asset and a $7.2 million capital lease liability for ancillary and operations space we lease from the variable interest entity. In addition, our Balance Sheet reflected a note receivable of $0.5 million from this variable interest entity, which we believe is our maximum exposure to loss as a result of our involvement with this variable interest entity as of September 9, 2016.
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

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015	September 9, 2016	September 11, 2015
North America	$363,442	$362,440	$1,133,375	$1,138,857
Europe	28,628	31,995	74,983	80,203
Asia Pacific	14,921	12,701	53,621	65,783
Total segment revenues	406,991	407,136	1,261,979	1,284,843
Corporate and other	—	—	—	—
	$406,991	$407,136	$1,261,979	$1,284,843
Net Income (Loss)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015	September 9, 2016	September 11, 2015
North America	$81,955	$85,337	$283,200	$287,676
Europe	4,536	6,159	7,079	9,179
Asia Pacific	1,272	(4,056)	(182)	5,332
Total segment financial results	87,763	87,440	290,097	302,187
Corporate and other	(46,915)	(51,277)	(147,917)	(151,237)
Provision for income taxes	(14,041)	(14,608)	(54,656)	(61,300)
	$26,807	$21,555	$87,524	$89,650
Assets

($ in thousands)	At September 9, 2016	At January 1, 2016
North America	$1,938,437	$1,900,178
Europe	69,274	80,839
Asia Pacific	96,868	134,661
Total segment assets	2,104,579	2,115,678
Corporate and other	281,591	284,040
	$2,386,170	$2,399,718

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
Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of September 9, 2016, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
As a result of the down payment requirement with respect to financed sales and the statutory rescission periods, we often defer revenues associated with the sale of vacation ownership products from the date of the purchase agreement to a future period. When comparing results year-over-year, this deferral frequently generates significant variances, which we refer to as the impact of revenue reportability.
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

	Thirty-Six Weeks Ended
	September 9, 2016	September 11, 2015
Average FICO score	742	734
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
Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. In the first half of 2015, we implemented new programs to help increase financing propensity above the 40 to 45 percent rate that the company had averaged in recent years. We expect that interest income will continue to increase as new originations of vacation ownership notes receivable from growth in the business as well as the impact of higher financing propensity levels outpace the decline in principal of our existing vacation ownership notes receivable portfolio.
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

	Thirty-Six Weeks Ended
	September 9, 2016	September 11, 2015
Historical default rates	3.0%	2.8%
Rental
We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs.
Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points under the Marriott Vacation Club Destinations™ (“MVCD”) program when those points are redeemed for rental stays at one of our resorts or in the Explorer Collection, or upon expiration of the points.
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

Consolidated Results
The following discussion presents an analysis of our results of operations for the twelve and thirty-six weeks ended September 9, 2016, compared to the twelve and thirty-six weeks ended September 11, 2015.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015	September 9, 2016	September 11, 2015
REVENUES
Sale of vacation ownership products	$131,012	$136,802	$415,831	$476,078
Resort management and other services	75,539	73,828	226,098	212,308
Financing	29,066	28,294	86,944	85,640
Rental	73,776	76,039	229,133	224,880
Cost reimbursements	97,598	92,173	303,973	285,937
TOTAL REVENUES	406,991	407,136	1,261,979	1,284,843
EXPENSES
Cost of vacation ownership products	34,779	40,776	104,149	150,857
Marketing and sales	79,017	71,628	236,348	228,760
Resort management and other services	45,437	47,409	140,545	135,298
Financing	4,855	5,488	14,348	16,478
Rental	60,970	62,567	191,658	184,560
General and administrative	21,619	23,214	71,504	68,883
Litigation settlement	—	—	(303)	(236)
Organizational and separation related	—	439	—	732
Consumer financing interest	5,361	5,289	15,840	16,558
Royalty fee	14,624	14,000	42,007	40,431
Cost reimbursements	97,598	92,173	303,973	285,937
TOTAL EXPENSES	364,260	362,983	1,120,069	1,128,258
Gains (losses) and other income (expense)	454	(20)	11,129	9,492
Interest expense	(2,262)	(2,839)	(6,331)	(8,822)
Other	(75)	(5,131)	(4,528)	(6,305)
INCOME BEFORE INCOME TAXES	40,848	36,163	142,180	150,950
Provision for income taxes	(14,041)	(14,608)	(54,656)	(61,300)
NET INCOME	$26,807	$21,555	$87,524	$89,650
Contract Sales
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract sales
Vacation ownership
North America	$150,964	$142,787	$8,177	6%
Europe	7,698	10,093	(2,395)	(24%)
Asia Pacific	11,169	6,877	4,292	62%
Total contract sales	$169,831	$159,757	$10,074	6%

The changes in contract sales are described within the discussions of our segment results below.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract sales
Vacation ownership
North America	$436,214	$449,385	$(13,171)	(3%)
Europe	22,054	22,732	(678)	(3%)
Asia Pacific	31,049	23,528	7,521	32%
	$489,317	$495,645	$(6,328)	(1%)
Residential products
Asia Pacific	—	28,420	(28,420)	(100%)
Total contract sales	$489,317	$524,065	$(34,748)	(7%)
The changes in contract sales are described within the discussions of our segment results below.
Sale of Vacation Ownership Products
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract sales	$169,831	$159,757	$10,074	6%
Revenue recognition adjustments:
Reportability	(18,994)	(11,051)	(7,943)
Sales reserve	(13,872)	(7,600)	(6,272)
Other(1)	(5,953)	(4,304)	(1,649)
Sale of vacation ownership products	$131,012	$136,802	$(5,790)	(4%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a $19.0 million negative impact in the current period, compared to an $11.1 million negative impact in the prior year comparable period. The unfavorable impact compared to the prior year comparable period was due to an increase in the amount of sales that remained in the rescission period as of the end of the current period as compared to the prior year comparable period as a result of the higher contract sales near the end of the current period, fewer sales meeting the down payment requirement for revenue reportability in the current period as a result of sales incentives in our North America segment and a 10.1 percentage point increase in company-wide financing propensity in the current period compared to the prior year comparable period.
The higher sales reserve reflected the increases in financing propensity (approximately half of the increase) and Latin American default activity (approximately half of the increase) in our North America segment.
The increase in other adjustments was primarily driven by an increase in the utilization of plus points as a sales incentive in our North America segment compared to the prior year comparable period. These revenues are deferred and recognized as rental revenue when those points are redeemed or expire.

Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract sales	$489,317	$524,065	$(34,748)	(7%)
Revenue recognition adjustments:
Reportability	(17,029)	(11,124)	(5,905)
Sales reserve	(33,447)	(23,146)	(10,301)
Other(1)	(23,010)	(13,717)	(9,293)
Sale of vacation ownership products	$415,831	$476,078	$(60,247)	(13%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a $17.0 million negative impact in the current period, compared to an $11.1 million negative impact in the prior year comparable period. The unfavorable impact compared to the prior year comparable period was due to an increase in the amount of sales that remained in the rescission period as of the end of the current period as compared to the prior year comparable period.
The higher sales reserve reflected an increase in our North America segment due to the increases in financing propensity and Latin American default activity and higher reserves required in our Asia Pacific segment due to an unfavorable adjustment to correct an immaterial error in the current period with respect to historical static pool data.
The increase in other adjustments was primarily driven by an increase in the utilization of plus points as a sales incentive in our North America segment compared to the prior year comparable period. These revenues are deferred and recognized as rental revenue when those points are redeemed or expire.
Development Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Sale of vacation ownership products	$131,012	$136,802	$(5,790)	(4%)
Cost of vacation ownership products	(34,779)	(40,776)	5,997	15%
Marketing and sales	(79,017)	(71,628)	(7,389)	(10%)
Development margin	$17,216	$24,398	$(7,182)	(29%)
Development margin percentage	13.1%	17.8%	(4.7 pts)
The decrease in development margin reflected the following:

•	$5.4 million of lower revenue reportability compared to the prior year comparable period;

•	$4.0 million of higher sales reserve activity in the current period due to the increase in financing propensity and Latin American default activity in our North America segment;

•	$3.4 million of pre-opening and startup expenses in the current period to support new sales locations in our North America and Asia Pacific segments; and

•
$1.3 million of additional deferred revenue in the current period due to higher usage of plus points as a sales incentive in our North America segment; this revenue will be recognized as rental revenue when the plus points are redeemed or expire.

These decreases were partially offset by the following:

•	$4.1 million from a favorable mix of lower cost real estate inventory being sold;

•	$1.8 million of higher vacation ownership contract sales volume net of lower direct variable expenses (i.e., cost of vacation ownership products and marketing and sales); and

•	$1.0 million of higher favorable product cost true-ups ($1.4 million in the twelve weeks ended September 9, 2016 compared to $0.4 million in the prior year comparable period).
The 4.7 percentage point decrease in the development margin percentage reflected a 3.2 percentage point decline due to the unfavorable revenue reportability year-over-year, a 2.5 percentage point decline due to the pre-opening and startup expenses, a 2.2 percentage point decline due to the higher sales reserve activity, and a 0.6 percentage point decline due to the higher usage of plus points as a sales incentive. These decreases were partially offset by a 3.0 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended September 9, 2016, and a 0.8 percentage point increase due to the higher favorable product cost true-up activity year-over-year.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Sale of vacation ownership products	$415,831	$476,078	$(60,247)	(13%)
Cost of vacation ownership products	(104,149)	(150,857)	46,708	31%
Marketing and sales	(236,348)	(228,760)	(7,588)	(3%)
Development margin	$75,334	$96,461	$(21,127)	(22%)
Development margin percentage	18.1%	20.3%	(2.2 pts)
The decrease in development margin reflected the following:

•
$7.2 million of higher sales reserve activity in the current period due to the increase in financing propensity and Latin American default activity in our North America segment and higher reserves required in our Asia Pacific segment due to an unfavorable adjustment to correct an immaterial error in the current period with respect to historical static pool data;

•
$6.9 million of additional deferred revenue in the current period due to higher usage of plus points as a sales incentive in our North America segment; this revenue will be recognized as rental revenue when the plus points are redeemed or expire;

•	$6.7 million of pre-opening and startup expenses in the current period in support of new sales locations in our North America and Asia Pacific segments;

•
$5.9 million of lower residential contract sales (there were no residential sales in the thirty-six weeks ended September 9, 2016, compared to $5.9 million from the sale of residential inventory in our Asia Pacific segment in the prior year comparable period);

•	$4.9 million of lower vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$4.1 million of lower revenue reportability compared to the prior year comparable period;

•	$1.8 million of higher marketing and sales costs in the current period due to investment in new programs to help generate future incremental tour volumes; and

•	$0.6 million of higher development expenses in the current period due to fewer costs being capitalized in the current period.

These decreases were partially offset by the following:

•
$8.5 million of higher favorable product cost true-ups ($12.1 million in the thirty-six weeks ended September 9, 2016 compared to $3.6 million in the prior year comparable period) of which $5.9 million was attributed to projected increases in development revenue primarily from a reduction in our estimate of future sales incentives and $2.6 million resulted from lower development spending for completion of common elements at multiple projects; and

•	$8.5 million from a favorable mix of lower cost real estate inventory being sold.
The 2.2 percentage point decrease in the development margin percentage reflected a 1.9 percentage point decline due to higher marketing and sales spending (including a 1.5 percentage point impact from the pre-opening and startup expenses), a 1.2 percentage point decline due to the higher sales reserve activity, a 1.1 percentage point decline due to the higher usage of plus points as a sales incentive, a 0.9 percentage point decrease due to the unfavorable revenue reportability year-over-year and a 0.9 percentage point decline due to an inability to leverage fixed marketing and sales costs on lower vacation ownership contract sales. These declines were partially offset by a 1.9 percentage point increase due to the higher favorable product cost true-up activity year-over-year and a 1.9 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the thirty-six weeks ended September 9, 2016.
Resort Management and Other Services Revenues, Expenses and Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Management fee revenues	$19,460	$17,980	$1,480	8%
Other services revenues	56,079	55,848	231	—%
Resort management and other services revenues	75,539	73,828	1,711	2%
Resort management and other services expenses	(45,437)	(47,409)	1,972	4%
Resort management and other services margin	$30,102	$26,419	$3,683	14%
Resort management and other services margin percentage	39.8%	35.8%	4.0 pts
The increase in resort management and other services revenues reflected $1.5 million of higher management fees, $1.4 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the dues charged for each owner recognition level, and $0.3 million of higher customer service fees. These increases were partially offset by $1.3 million of lower ancillary revenues and $0.2 million of lower resales commissions and other revenues. The decrease in ancillary revenues reflected $1.3 million of revenues in the prior year comparable period from the operating property in Australia that was disposed of in the second quarter of 2016, $0.5 million of lower revenues due to outsourcing the operation of one restaurant in our North America segment and a $0.2 million decrease in ancillary revenues from food and beverage and golf offerings at our other resorts, partially offset by $0.7 million of ancillary revenues in the current period at the property in New York that we did not operate in the prior year comparable period.
The improvement in the resort management and other services margin reflected the changes in revenue and $2.0 million of lower expenses. The lower expenses reflected $1.2 million of prior year comparable period expenses from the operation of the ancillary businesses at the operating property in Australia, $0.7 million of lower other miscellaneous expenses in the current period, $0.6 million of lower ancillary expenses from food and beverage and golf offerings at our resorts and $0.3 million of lower expenses due to outsourcing the operation of one restaurant in our North America segment, partially offset by $0.8 million of current period expenses from the operation of the ancillary businesses at the property in New York. The ancillary revenue producing portions of the operating property in Australia were included in the sale of the operating property. Therefore, we do not anticipate future ancillary revenues or expenses at our property in Australia.

Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Management fee revenues	$57,311	$53,516	$3,795	7%
Other services revenues	168,787	158,792	9,995	6%
Resort management and other services revenues	226,098	212,308	13,790	6%
Resort management and other services expenses	(140,545)	(135,298)	(5,247)	(4%)
Resort management and other services margin	$85,553	$77,010	$8,543	11%
Resort management and other services margin percentage	37.8%	36.3%	1.5 pts
The increase in resort management and other services revenues reflected $6.3 million of higher ancillary revenues, $4.3 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the dues charged for each owner recognition level, $3.8 million of higher management fees (net of $0.1 million negative foreign exchange impact in our Europe segment) and $1.2 million of higher customer service fees. These increases were partially offset by $1.2 million of lower settlement and lien fees due to a decrease in the number of contracts closed and fewer lien fees assessed and $0.6 million of lower brand fees due to fewer closings, in each case, compared to the prior year comparable period. The increase in ancillary revenues included $5.0 million of higher ancillary revenues from the operating property in Australia and $1.9 million of ancillary revenues in the current period at the property in New York that we did not operate in the prior year comparable period, partially offset by $0.5 million of lower revenues due to outsourcing the operation of one restaurant in our North America segment and $0.1 million of lower ancillary revenues from food and beverage and golf offerings at our other resorts.
The improvement in the resort management and other services margin reflected the changes in revenue, partially offset by $5.2 million of higher expenses. The higher expenses included $4.3 million from the operation of the ancillary businesses at the operating property in Australia and $2.3 million of current period expenses from the operation of the ancillary businesses at the property in New York, partially offset by $1.1 million of lower ancillary expenses from food and beverage and golf offerings at our other resorts and $0.3 million of lower expenses due to outsourcing the operation of one restaurant in our North America segment. The ancillary revenue producing portions of the operating property in Australia were included in the sale of the operating property. Therefore, we do not anticipate future ancillary revenues or expenses at our property in Australia.
Financing Revenues, Expenses and Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Interest income	$27,703	$26,926	$777	3%
Other financing revenues	1,363	1,368	(5)	—%
Financing revenues	29,066	28,294	772	3%
Financing expenses	(4,855)	(5,488)	633	12%
Consumer financing interest expense	(5,361)	(5,289)	(72)	(1%)
Financing margin	$18,850	$17,517	$1,333	8%
Financing propensity	63.4%	53.3%
The increase in financing revenues was due to a $28.4 million increase in the average gross vacation ownership notes receivable balance, partially offset by a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable.
The increase in financing margin reflected the higher financing revenues and lower financing expenses, partially offset by a slight increase in consumer financing interest expense. The increase in consumer financing interest expense was due to a higher average outstanding debt balance, including draw downs on the Warehouse Credit Facility earlier in the year, partially offset by a lower average interest rate on the outstanding debt balances. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.
The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help increase financing propensity above the 40 to 45 percent rate that the company had averaged in recent years. As a result of these programs, we expect that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivables. We expect financing propensity to continue to be higher for the remainder of fiscal year 2016.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Interest income	$82,730	$81,420	$1,310	2%
Other financing revenues	4,214	4,220	(6)	—%
Financing revenues	86,944	85,640	1,304	2%
Financing expenses	(14,348)	(16,478)	2,130	13%
Consumer financing interest expense	(15,840)	(16,558)	718	4%
Financing margin	$56,756	$52,604	$4,152	8%
Financing propensity	59.1%	46.4%
The increase in financing revenues was due to a $13.8 million increase in the average gross vacation ownership notes receivable balance, partially offset by a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable.
The increase in financing margin reflected the higher financing revenues, as well as lower financing expenses and lower consumer financing interest expense. The lower consumer financing interest expense was due to a lower average interest rate on the outstanding debt balances, partially offset by a higher average outstanding debt balance including draw downs on the Warehouse Credit Facility earlier in 2016. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.
The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help increase financing propensity above the 40 to 45 percent rate that the company had averaged in recent years. As a result of these programs, we expect that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivables. We expect financing propensity to continue to be higher for the remainder of fiscal year 2016.

Rental Revenues, Expenses and Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Rental revenues	$73,776	$76,039	$(2,263)	(3%)
Unsold maintenance fees — upscale	(17,934)	(13,157)	(4,777)	(36%)
Unsold maintenance fees — luxury	(541)	(1,732)	1,191	69%
Unsold maintenance fees	(18,475)	(14,889)	(3,586)	(24%)
Other rental expenses	(42,495)	(47,678)	5,183	11%
Rental margin	$12,806	$13,472	$(666)	(5%)
Rental margin percentage	17.4%	17.7%	(0.3 pts)

	Twelve Weeks Ended		Change		% Change
	September 9, 2016	September 11, 2015
Transient keys rented(1)	287,911	279,994	7,917		3%
Average transient key rate	$218.46	$222.15	$(3.69)		(2%)
Resort occupancy	91.7%	91.4%	0.3	pts
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia prior to conversion to vacation ownership inventory.

The decrease in rental revenues was due to $1.9 million of lower revenue from our operating property in San Diego due to rooms being out of service during the conversion of the inventory to vacation ownership inventory, $0.8 million of revenue in the prior year comparable period from the portion of the operating property in Australia that was disposed of in the second quarter of 2016, $0.6 million of lower plus points revenue (which is recognized upon utilization or expiration of the points) and a company-wide 2 percent decrease in average transient rate ($0.5 million) due to an unfavorable mix of inventory available for rent, partially offset by a $1.3 million increase in preview keys and other revenue and a company-wide 1 percent increase in transient keys rented ($0.2 million, excluding the year over year impact of rooms being out of service at our operating property in San Diego and the portion of the operating property in Surfers Paradise that was disposed of) primarily due to a 1 percent increase in available keys (excluding the impact of the San Diego and Surfers Paradise inventory).
The decrease in rental margin reflected the $0.6 million decrease in plus points revenue and $0.1 million of lower rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees.

Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Rental revenues	$229,133	$224,880	$4,253	2%
Unsold maintenance fees — upscale	(47,229)	(38,625)	(8,604)	(22%)
Unsold maintenance fees — luxury	(1,582)	(6,148)	4,566	74%
Unsold maintenance fees	(48,811)	(44,773)	(4,038)	(9%)
Other rental expenses	(142,847)	(139,787)	(3,060)	(2%)
Rental margin	$37,475	$40,320	$(2,845)	(7%)
Rental margin percentage	16.4%	17.9%	(1.5 pts)

	Thirty-Six Weeks Ended		Change		% Change
	September 9, 2016	September 11, 2015
Transient keys rented(1)	864,945	852,291	12,654		1%
Average transient key rate	$220.06	$222.47	$(2.41)		(1%)
Resort occupancy	89.3%	89.2%	0.1	pts
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to $5.3 million of higher revenue from the operating property in Australia that was purchased in the third quarter of 2015 (a portion of which was disposed of in the second quarter of 2016), a company-wide 1 percent increase in transient keys rented ($1.1 million, excluding the year over year impact of rooms being out of service at our operating property in San Diego and the portion of the operating property in Surfers Paradise that was disposed of) primarily due to a 2 percent increase in available keys (excluding the impact of the San Diego and Surfers Paradise inventory), and a $1.6 million increase in preview keys and other revenue, partially offset by $2.3 million of lower revenue from our operating property in San Diego due to rooms being out of service during the conversion of some of the inventory to vacation ownership inventory, a company-wide 1 percent decrease in average transient rate ($1.3 million) due to an unfavorable mix of inventory available for rent and $0.1 million of lower plus points revenue (which is recognized upon utilization or expiration of the points).
The decrease in rental margin reflected $1.5 million of lower rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, a $1.2 million decline from the operating property in Australia primarily due to unsold maintenance fees in the current period and the $0.1 million decrease in plus points revenue.
Cost Reimbursements
Twelve Weeks Ended September 9, 2016
Cost reimbursements increased $5.4 million, or 6 percent, over the prior year comparable period, reflecting an increase of $3.9 million due to higher costs and $1.6 million due to additional managed unit weeks in the twelve weeks ended September 9, 2016, partially offset by a $0.1 million impact from foreign exchange rates in our Europe segment.
Thirty-Six Weeks Ended September 9, 2016
Cost reimbursements increased $18.0 million, or 6 percent, over the prior year comparable period, reflecting an increase of $14.3 million due to higher costs and $4.2 million due to additional managed unit weeks in the thirty-six weeks ended September 9, 2016, partially offset by a $0.5 million impact from foreign exchange rates in our Europe segment.

General and Administrative
Twelve Weeks Ended September 9, 2016
General and administrative expenses decreased $1.6 million due to $1.8 million of costs related to a refurbishment project in the prior year comparable period and lower wages and benefits in the current period, partially offset by higher information technology project costs and inflationary cost increases.
Thirty-Six Weeks Ended September 9, 2016
General and administrative expenses increased $2.6 million due to higher information technology project costs and inflationary cost increases, partially offset by $1.8 million of costs related to a refurbishment project in the prior year comparable period.
Royalty Fee
Twelve Weeks Ended September 9, 2016
Royalty fee expense increased $0.6 million in the twelve weeks ended September 9, 2016 (from $14.0 million to $14.6 million), and included $0.5 million of higher costs due to an increase in initial sales of our real estate inventory, which carry a higher royalty fee as compared to sales of pre-owned inventory (two percent compared to one percent) and $0.1 million of higher costs due to a greater number of closings in the current period.
Thirty-Six Weeks Ended September 9, 2016
Royalty fee expense increased $1.6 million in the thirty-six weeks ended September 9, 2016 (from $40.4 million to $42.0 million), and included $1.9 million of higher costs due to an increase in initial sales of our real estate inventory, which carry a higher royalty fee as compared to sales of pre-owned inventory (two percent compared to one percent), partially offset by $0.3 million of lower costs due to a lower number of closings in the current period.
Gains and Other Income
Twelve and Thirty-Six Weeks Ended September 9, 2016
Gains and other income increased $0.5 million in the twelve weeks ended September 9, 2016 (from $0 to $0.5 million) due to the true-up of estimated costs related to the sale of the portion of the operating property in Australia that we did not intend to convert to vacation ownership inventory and increased $1.6 million in the thirty-six weeks ended September 9, 2016 (from $9.5 million to $11.1 million). In the thirty-six weeks ended September 9, 2016, we recorded a $10.5 million gain on the disposition of excess inventory at our Ritz-Carlton project in San Francisco, California, the reversal of the remaining $1.7 million accrual associated with the disposition of a golf course and related assets in Kauai, Hawaii because we no longer expect to incur additional costs in connection with this sale and a $1.0 million loss on the sale of the portion of the operating property in Australia that we did not intend to convert to vacation ownership inventory.
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
Interest Expense
Twelve Weeks Ended September 9, 2016
Interest expense decreased $0.6 million due to an $0.8 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International, Inc. (“Marriott International”), partially offset by $0.2 million of higher other interest expense. Due to the payoff of the liability associated with the Marriott Rewards customer loyalty program at the end of 2015, we will not incur further interest expense associated with this liability in the future.

Thirty-Six Weeks Ended September 9, 2016
Interest expense decreased $2.5 million due to a $2.5 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International. Due to the payoff of the liability associated with the Marriott Rewards customer loyalty program at the end of 2015, we will not incur further interest expense associated with this liability in the future.
Other
Twelve and Thirty-Six Weeks Ended September 9, 2016
During the first quarter of 2016, we incurred $2.3 million of costs associated with the acquisition of an operating property in the South Beach area of Miami Beach and the anticipated future acquisition of the operating property in New York that we currently manage, and $0.2 million of transaction related costs associated with the then anticipated sale of the portion of the operating property located in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory. See Footnote No. 5, “Acquisitions and Dispositions” and Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for further information related to these transactions.
During the second quarter of 2016, we incurred $1.9 million of costs associated with the anticipated future acquisition of vacation ownership units located on the Big Island of Hawaii and the anticipated future acquisition of the operating property in New York that we currently manage.
During the second quarter of 2015, we incurred $1.3 million of transaction related costs mainly associated with the purchase of the operating property located in Surfers Paradise, Australia that occurred in the third quarter of 2015. During the third quarter of 2015, we incurred $5.2 million of transaction related costs mainly associated with the purchase of the operating property located in Surfers Paradise, Australia. We did not incur any transaction related costs in the first quarter of 2015.
Income Tax
Twelve Weeks Ended September 9, 2016
Our provision for income taxes decreased $0.6 million (from $14.6 million to $14.0 million) from the prior year comparable period. The decrease was primarily due to U.S. federal tax incentives which related to multiple years recorded in the twelve weeks ended September 9, 2016.
Thirty-Six Weeks Ended September 9, 2016
Our provision for income taxes decreased $6.6 million (from $61.3 million to $54.7 million) from the prior year comparable period. The decrease was primarily due to U.S. federal tax incentives which related to multiple years recorded in the thirty-six weeks ended September 9, 2016 and a decline in U.S. and non-U.S. income for the thirty-six weeks ended September 9, 2016.
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

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015	September 9, 2016	September 11, 2015
Net income	$26,807	$21,555	$87,524	$89,650
Interest expense	2,262	2,839	6,331	8,822
Tax provision	14,041	14,608	54,656	61,300
Depreciation and amortization	4,679	5,292	14,856	13,850
EBITDA	47,789	44,294	163,367	173,622
Non-cash share-based compensation	3,139	3,045	9,995	9,633
Certain items	(316)	7,407	(6,994)	(6,691)
Adjusted EBITDA	$50,612	$54,746	$166,368	$176,564
Twelve Weeks Ended September 9, 2016
The certain items for the twelve weeks ended September 9, 2016 consisted of $0.5 million of gains and other income not associated with our on-going core operations and $0.1 million of transaction costs associated with acquisitions. These exclusions decreased EBITDA by $0.3 million.
The certain items for the twelve weeks ended September 11, 2015 consisted of $5.2 million of transaction costs associated with acquisitions, $1.8 million of costs related to a refurbishment project and $0.4 million of organizational and separation related costs. These exclusions increased EBITDA by $7.4 million.
Thirty-Six Weeks Ended September 9, 2016
The certain items for the thirty-six weeks ended September 9, 2016 consisted of $11.1 million of gains and other income not associated with our on-going core operations, $4.7 million of transaction costs associated with acquisitions, $0.3 million of profit from the operations of the property we acquired in Australia in 2015 that we sold in the second quarter of 2016, and a $0.3 million reversal of litigation settlement expense. These exclusions decreased EBITDA by $7.0 million.
The certain items for the thirty-six weeks ended September 11, 2015 consisted of $9.5 million of gains and other income not associated with our on-going core operations, $6.5 million of transaction costs associated with acquisitions, $5.9 million of development profit from the disposition of units in Macau as whole ownership residential units rather than through our Marriott Vacation Club, Asia Pacific points program, $1.8 million of costs related to a refurbishment project, $0.7 million of organizational and separation related costs and a $0.2 million reversal of litigation settlement expense. These exclusions decreased EBITDA by $6.7 million.
Business Segments
Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 14, “Business Segments,” to our Financial Statements for further information on our segments.

North America
The following discussion presents an analysis of our results of operations for the North America segment for the twelve and thirty-six weeks ended September 9, 2016, compared to the twelve and thirty-six weeks ended September 11, 2015.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015	September 9, 2016	September 11, 2015
REVENUES
Sale of vacation ownership products	$116,184	$122,908	$373,341	$406,784
Resort management and other services	67,599	64,437	198,621	189,206
Financing	27,438	26,399	81,699	79,809
Rental	63,387	65,135	201,524	202,606
Cost reimbursements	88,834	83,561	278,190	260,452
TOTAL REVENUES	363,442	362,440	1,133,375	1,138,857
EXPENSES
Cost of vacation ownership products	30,134	35,736	89,876	117,071
Marketing and sales	67,662	62,652	202,888	199,506
Resort management and other services	38,831	39,175	116,320	115,244
Rental	53,131	53,742	164,680	163,481
Litigation settlement	—	—	(303)	(370)
Organizational and separation related	—	59	—	313
Royalty fee	2,813	2,228	6,753	5,174
Cost reimbursements	88,834	83,561	278,190	260,452
TOTAL EXPENSES	281,405	277,153	858,404	860,871
(Losses) gains and other (expense) income	(27)	(4)	12,297	9,534
Other	(55)	54	(4,068)	156
SEGMENT FINANCIAL RESULTS	$81,955	$85,337	$283,200	$287,676
Contract Sales
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract Sales
Vacation ownership	$150,964	$142,787	$8,177	6%
Total contract sales	$150,964	$142,787	$8,177	6%
The increase in vacation ownership contract sales reflected an $8.6 million increase in sales at on-site sales locations and a $0.4 million increase in sales at off-site (non tour-based) sales locations, partially offset by a $0.8 million decrease in fractional sales as we continue to sell through remaining luxury inventory.
The increase in sales at on-site locations was driven by a 9.1 percent increase in the number of tours, partially offset by a 1.7 percent decrease in VPG to $3,371 in the twelve weeks ended September 9, 2016 from $3,428 in the prior year comparable period. The increase in the number of tours was driven by increases in both first time buyer and existing owner tours and was due to the new sales locations that were opened in the current period as well as programs that were implemented over the past two years to generate additional tours. Sales to Latin America customers at our on-site locations were down nearly $1.0 million due to the continued impact of the strong U.S. dollar. The decrease in VPG resulted from a 0.8 percentage point decrease in closing efficiency, partially offset by an increase in the number of points sold per contract and higher pricing. The sales at off-site locations included higher sales in Latin America, which were driven by targeted promotions in the current period and the result of the negative impact the strength of the U.S. dollar had on our results in the third quarter of 2015 as compared to the current period.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract Sales
Vacation ownership	$436,214	$449,385	$(13,171)	(3%)
Total contract sales	$436,214	$449,385	$(13,171)	(3%)
The decrease in vacation ownership contract sales reflected a $3.9 million decrease in sales at on-site sales locations, a $6.4 million decrease in sales at off-site (non tour-based) sales locations and a $2.9 million decrease in fractional sales as we continue to sell through remaining luxury inventory.
The decrease in sales at on-site locations was primarily driven by an increase in sales in the prior year comparable period as a result of enhancements during that period to our owner recognition levels that created a near-term incentive for existing owners to purchase additional points at that time. The decrease in sales at on-site sales locations also reflected a 1.8 percent increase in the number of tours and a 2.1 percent decrease in VPG to $3,414 in the thirty-six weeks ended September 9, 2016 from $3,489 in the prior year comparable period. The decrease in VPG resulted from a 1.4 percentage point decrease in closing efficiency, partially offset by an increase in the number of points sold per contract due to a shift in the mix of sales towards more first time buyers who, on average, purchase more points per contract than existing owners, and higher pricing. The increase in the number of tours was driven by an increase in first time buyer tours due to the new sales locations that were opened in the latter part of the current period and programs that were implemented over the past two years to generate additional tours, partially offset by fewer existing owner tours due to the prior year enhancements to our owner recognition levels that created a near-term incentive for existing owners to take a tour in the first half of the prior year comparable period. The sales at off-site locations were negatively impacted by the strength of the U.S. dollar, primarily in Latin America, which is a trend that has impacted the comparison to prior year results to date in 2016, as well as lower sales to existing owners due to the enhancements in the owner recognition levels that drove higher sales in the first half of 2015.
Sale of Vacation Ownership Products
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract sales	$150,964	$142,787	$8,177	6%
Revenue recognition adjustments:
Reportability	(16,853)	(9,849)	(7,004)
Sales reserve	(11,923)	(5,901)	(6,022)
Other(1)	(6,004)	(4,129)	(1,875)
Sale of vacation ownership products	$116,184	$122,908	$(6,724)	(5%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a $16.9 million negative impact in the current period, compared to a $9.8 million negative impact in the prior year comparable period. The unfavorable impact compared to the prior year comparable period was due to an increase in the amount of sales that remained in the rescission period as of the end of the current period as compared to the prior year comparable period as a result of the higher contract sales near the end of the current period and fewer sales meeting the down payment requirement for revenue reportability in the current period as a result of sales incentives and a 9.7 percentage point increase in financing propensity in the current period compared to the prior year comparable period.

The higher sales reserve reflected the increases in financing propensity (approximately half of the increase) and Latin American default activity (approximately half of the increase).
The increase in other adjustments was primarily driven by an increase in the utilization of plus points as a sales incentive in the current period. These revenues are deferred and recognized as rental revenue when those points are redeemed or expire.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract sales	$436,214	$449,385	$(13,171)	(3%)
Revenue recognition adjustments:
Reportability	(12,982)	(11,351)	(1,631)
Sales reserve	(26,960)	(17,886)	(9,074)
Other(1)	(22,931)	(13,364)	(9,567)
Sale of vacation ownership products	$373,341	$406,784	$(33,443)	(8%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a $13.0 million negative impact in the current period, compared to an $11.4 million negative impact in the prior year comparable period. The unfavorable impact compared to the prior year comparable period was due to an increase in the amount of sales that remained in the rescission period as of the end of the current period as compared to the prior year comparable period as a result of the higher contract sales near the end of the current period, partially offset by an increase in the amount of sales meeting the down payment requirement for revenue reportability prior to the end of the current period. The increase in the amount of sales meeting the down payment requirement for revenue reportability was due to an increase in down payment amounts in the first half of 2016 compared to the prior year comparable period.
The higher sales reserve reflected the increases in financing propensity (approximately half of the increase) and Latin American default activity (approximately half of the increase).
The increase in other adjustments was primarily driven by an increase in the utilization of plus points as a sales incentive in the current period. These revenues are deferred and recognized as rental revenue when those points are redeemed or expire.
Development Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Sale of vacation ownership products	$116,184	$122,908	$(6,724)	(5%)
Cost of vacation ownership products	(30,134)	(35,736)	5,602	16%
Marketing and sales	(67,662)	(62,652)	(5,010)	(8%)
Development margin	$18,388	$24,520	$(6,132)	(25%)
Development margin percentage	15.8%	20.0%	(4.2 pts)
The decrease in development margin reflected the following:

•	$4.7 million of lower revenue reportability compared to the prior year comparable period;

•	$3.9 million of higher sales reserve activity in the current period due to the increase in financing propensity and Latin American default activity;

•	$2.3 million of pre-opening and startup expenses in support of new sales locations; and

•
$1.3 million of additional deferred revenue in the current period due to higher usage of plus points as a sales incentive; this revenue will be recognized as rental revenue when the plus points are redeemed or expire.

These decreases were partially offset by the following:

•	$3.4 million from a favorable mix of lower cost real estate inventory being sold;

•	$1.9 million of higher vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales); and

•	$0.8 million from higher favorable product cost true-ups ($1.0 million in the twelve weeks ended September 9, 2016 compared to $0.2 million in the prior year comparable period).
The 4.2 percentage point decline in the development margin percentage reflected a 3.1 percentage point decrease due to the unfavorable revenue reportability year-over-year, a 2.3 percentage point decline due to the higher sales reserve rate, a 1.5 percentage point decline due to the higher marketing and sales spending (including a 1.9 percentage point impact from the pre-opening and startup expenses), and a 0.8 percentage point decline due to the higher usage of plus points as a sales incentive. These decreases were partially offset by a 2.9 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the twelve weeks ended September 9, 2016 and a 0.6 percentage point increase due to the higher favorable product cost true-up activity year-over-year.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Sale of vacation ownership products	$373,341	$406,784	$(33,443)	(8%)
Cost of vacation ownership products	(89,876)	(117,071)	27,195	23%
Marketing and sales	(202,888)	(199,506)	(3,382)	(2%)
Development margin	$80,577	$90,207	$(9,630)	(11%)
Development margin percentage	21.6%	22.2%	(0.6 pts)
The decrease in development margin reflected the following:

•	$6.9 million from lower vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•
$6.9 million of additional deferred revenue in the current period due to higher usage of plus points as a sales incentive; this revenue will be recognized as rental revenue when the plus points are redeemed or expire;

•	$6.7 million of higher sales reserve activity in the current period due to the increase in financing propensity and Latin American default activity;

•	$3.9 million of pre-opening and startup expenses in support of new sales locations;

•	$2.0 million of higher marketing and sales costs due to investment in new programs to help generate future incremental tour volumes; and

•	$1.3 million of lower revenue reportability compared to the prior year comparable period.
These decreases were partially offset by the following:

•
$9.7 million from higher favorable product cost true-ups ($11.4 million in the thirty-six weeks ended September 9, 2016 compared to $1.7 million in the prior year comparable period) of which $5.7 million was attributed to projected increases in development revenue primarily from a reduction in our estimate of future sales incentives and $4.0 million resulted from lower development spending for completion of common elements at multiple projects;

•	$8.2 million from a favorable mix of lower cost real estate inventory being sold; and

•	$0.2 million of lower other development expenses.
The 0.6 percentage point decrease in the development margin percentage reflected a 1.5 percentage point decline due to the higher marketing and sales spending (including a 1.0 percentage point impact from the pre-opening and startup expenses), a 1.2 percentage point decline due to the higher usage of plus points as a sales incentive, a 1.1 percentage point decline due to the higher sales reserve rate, a 0.9 percentage point decline due to an inability to leverage fixed marketing and sales costs on lower vacation ownership contract sales, and a 0.3 percentage point decrease due to the unfavorable revenue reportability year-over-year. These decreases were partially offset by a 2.4 percentage point increase due to the higher favorable product cost true-up activity year-over-year and a 2.0 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the thirty-six weeks ended September 9, 2016.
Resort Management and Other Services Revenues, Expenses and Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Management fee revenues	$17,249	$15,926	$1,323	8%
Other services revenues	50,350	48,511	1,839	4%
Resort management and other services revenues	67,599	64,437	3,162	5%
Resort management and other services expenses	(38,831)	(39,175)	344	1%
Resort management and other services margin	$28,768	$25,262	$3,506	14%
Resort management and other services margin percentage	42.6%	39.2%	3.4 pts
The increase in resort management and other services revenues reflected $1.4 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the dues charged for each owner recognition level, $1.3 million of higher management fees, $0.4 million of higher ancillary revenues and $0.4 million of higher customer service fees, partially offset by $0.3 million of lower resales commissions and other revenues compared to the prior year comparable period. The increase in ancillary revenues included $0.7 million of ancillary revenues in the current period at the property in New York that we did not operate in the prior year comparable period and a $0.2 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts, partially offset by $0.5 million of lower revenues due to outsourcing the operation of one restaurant.
The improvement in the resort management and other services margin reflected the changes in revenue and $0.3 million of lower expenses. The lower expenses included an $0.8 million decrease in other miscellaneous expenses in the current period and $0.3 million of lower expenses due to outsourcing the operation of one restaurant, partially offset by $0.8 million of current period expenses from the operation of the ancillary businesses at the property in New York.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Management fee revenues	$50,941	$47,403	$3,538	7%
Other services revenues	147,680	141,803	5,877	4%
Resort management and other services revenues	198,621	189,206	9,415	5%
Resort management and other services expenses	(116,320)	(115,244)	(1,076)	(1%)
Resort management and other services margin	$82,301	$73,962	$8,339	11%
Resort management and other services margin percentage	41.4%	39.1%	2.3 pts
The increase in resort management and other services revenues reflected $4.0 million of additional annual club dues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the dues charged for each owner recognition level, $3.5 million of higher management fees, $2.2 million of higher ancillary revenues, $1.3 million of higher customer service fees and $0.3 million of higher resales commissions and other revenues, in each case, compared to the prior year comparable period. These increases were partially offset by $1.3 million of lower settlement and lien fees due to a decrease in the number of contracts closed and fewer lien fees assessed and $0.6 million of lower brand fees due to fewer closings, in each case, compared to the prior year comparable period. The increase in ancillary revenues included $1.9 million of ancillary revenues in the current period at the property in New York that we did not operate in the prior year comparable period and an $0.8 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts, partially offset by $0.5 million of lower revenues due to outsourcing the operation of one restaurant.
The improvement in the resort management and other services margin reflected the changes in revenue, partially offset by $1.1 million of higher expenses. The higher expenses included $2.3 million in the current period from the operation of the ancillary businesses at the property in New York, partially offset by a $0.9 million decrease in other miscellaneous expenses in the current period and $0.3 million of lower expenses due to outsourcing the operation of one restaurant.
Financing Revenues, Expenses and Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Interest income	$26,107	$25,066	$1,041	4%
Other financing revenues	1,331	1,333	(2)	—%
Financing revenues	$27,438	$26,399	$1,039	4%
Financing propensity	62.4%	52.7%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance, partially offset by a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable. The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help increase financing propensity above the 40 to 45 percent rate that the company had averaged in recent years. As a result of these programs, we expect that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivables. We expect financing propensity to continue to be higher for the remainder of fiscal year 2016.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Interest income	$77,582	$75,702	$1,880	2%
Other financing revenues	4,117	4,107	10	—%
Financing revenues	$81,699	$79,809	$1,890	2%
Financing propensity	57.5%	45.0%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance, partially offset by a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable. The increase in financing propensity resulted from new programs implemented in the first half of 2015 to help increase financing propensity above the 40 to 45 percent rate that the company had averaged in recent years. As a result of these programs, we expect that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivables. We expect financing propensity to continue to be higher for the remainder of fiscal year 2016.

Rental Revenues, Expenses and Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Rental revenues	$63,387	$65,135	$(1,748)	(3%)
Unsold maintenance fees — upscale	(16,147)	(12,178)	(3,969)	(33%)
Unsold maintenance fees — luxury	(541)	(1,732)	1,191	69%
Unsold maintenance fees	(16,688)	(13,910)	(2,778)	(20%)
Other rental expenses	(36,443)	(39,832)	3,389	9%
Rental margin	$10,256	$11,393	$(1,137)	(10%)
Rental margin percentage	16.2%	17.5%	(1.3 pts)

	Twelve Weeks Ended		Change		% Change
	September 9, 2016	September 11, 2015
Transient keys rented(1)	262,038	253,873	8,165		3%
Average transient key rate	$204.89	$209.70	$(4.81)		(2%)
Resort occupancy	92.3%	91.8%	0.5	pts
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California prior to conversion to vacation ownership inventory.

The decrease in rental revenues was due to $1.9 million of lower revenue from our operating property in San Diego due to rooms being out of service during the conversion of the inventory to vacation ownership inventory, a 2 percent decrease in average transient rate ($1.2 million) due to an unfavorable mix of inventory available for rent and $0.6 million of lower plus points revenue (which is recognized upon utilization or expiration of the points), partially offset by a $1.1 million increase in preview keys and other revenue and a 2 percent increase in transient keys rented ($0.9 million, excluding the year over year impact of rooms being out of service at our operating property in San Diego ) primarily due to a 2 percent increase in available keys (excluding the impact of the San Diego inventory).
The decrease in rental margin reflected the $0.6 million decrease in plus points revenue and $0.5 million of lower rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Rental revenues	$201,524	$202,606	$(1,082)	(1%)
Unsold maintenance fees — upscale	(43,077)	(35,521)	(7,556)	(21%)
Unsold maintenance fees — luxury	(1,582)	(6,148)	4,566	74%
Unsold maintenance fees	(44,659)	(41,669)	(2,990)	(7%)
Other rental expenses	(120,021)	(121,812)	1,791	1%
Rental margin	$36,844	$39,125	$(2,281)	(6%)
Rental margin percentage	18.3%	19.3%	(1.0 pts)

	Thirty-Six Weeks Ended		Change		% Change
	September 9, 2016	September 11, 2015
Transient keys rented(1)	797,729	785,833	11,896		2%
Average transient key rate	$214.84	$217.06	$(2.22)		(1%)
Resort occupancy	90.2%	90.4%	(0.2	pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California prior to conversion to vacation ownership inventory.

The decrease in rental revenues was due to $2.3 million of lower revenue from the operation of our operating property in San Diego due to rooms being out of service during the conversion of the inventory to vacation ownership inventory, a 1 percent decrease in average transient rate ($1.6 million) due to an unfavorable mix of inventory available for rent and $0.1 million of lower plus points revenue (which is recognized upon utilization or expiration of the points), partially offset by a 1 percent increase in transient keys rented ($1.8 million, excluding the year over year impact of rooms being out of service at our operating property in San Diego ) primarily due to a 3 percent increase in available keys (excluding the impact of the San Diego inventory) and a $1.1 million increase in preview keys and other revenue.
The decrease in rental margin reflected $2.2 million of lower rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees as well as the $0.1 million decrease in plus points revenue.
Europe
The following discussion presents an analysis of our results of operations for the Europe segment for the twelve and thirty-six weeks ended September 9, 2016, compared to the twelve and thirty-six weeks ended September 11, 2015.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015	September 9, 2016	September 11, 2015
REVENUES
Sale of vacation ownership products	$4,818	$7,591	$15,845	$19,138
Resort management and other services	6,963	7,179	18,430	19,063
Financing	710	887	2,339	2,774
Rental	8,065	8,335	14,836	15,850
Cost reimbursements	8,072	8,003	23,533	23,378
TOTAL REVENUES	28,628	31,995	74,983	80,203
EXPENSES
Cost of vacation ownership products	1,599	2,070	4,158	4,155
Marketing and sales	4,189	4,954	13,388	15,243
Resort management and other services	5,626	5,970	15,467	16,285
Rental	4,509	4,696	11,094	11,660
Royalty fee	97	126	264	290
Cost reimbursements	8,072	8,003	23,533	23,378
TOTAL EXPENSES	24,092	25,819	67,904	71,011
Losses and other expense	—	(17)	—	(13)
SEGMENT FINANCIAL RESULTS	$4,536	$6,159	$7,079	$9,179

Overview
In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract Sales
Vacation ownership	$7,698	$10,093	$(2,395)	(24%)
Total contract sales	$7,698	$10,093	$(2,395)	(24%)
The decrease in Europe vacation ownership contract sales was due to $2.6 million of lower fractional sales due to the near sell-out of developer inventory in 2015, partially offset by $0.2 million of higher timeshare sales across the region.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract Sales
Vacation ownership	$22,054	$22,732	$(678)	(3%)
Total contract sales	$22,054	$22,732	$(678)	(3%)
The decrease in Europe vacation ownership contract sales was due to $5.2 million of lower fractional sales due to the near sell-out of developer inventory in 2015, partially offset by $4.5 million of higher timeshare sales.
Sale of Vacation Ownership Products
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract sales	$7,698	$10,093	$(2,395)	(24%)
Revenue recognition adjustments:
Reportability	(2,165)	(1,345)	(820)
Sales reserve	(837)	(983)	146
Other(1)	122	(174)	296
Sale of vacation ownership products	$4,818	$7,591	$(2,773)	(37%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a larger unfavorable impact in the current period compared to the prior year comparable period because fewer sales met the down payment requirement for revenue recognition purposes prior to the end of the current period than in the prior year comparable period.

Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract sales	$22,054	$22,732	$(678)	(3%)
Revenue recognition adjustments:
Reportability	(3,508)	(158)	(3,350)
Sales reserve	(2,739)	(3,098)	359
Other(1)	38	(338)	376
Sale of vacation ownership products	$15,845	$19,138	$(3,293)	(17%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a larger unfavorable impact in the current period compared to the prior year comparable period because fewer sales met the down payment requirement for revenue recognition purposes prior to the end of the current period than in the prior year comparable period. This was driven by a large multi-week sale that was not reportable at the end of the current period. The decrease in the sales reserve was due to an unfavorable adjustment to the reserve in the prior year comparable period and the lower contract sales volume in the current period, partially offset by an unfavorable adjustment in the current year to correct an immaterial error of $0.5 million in the current period with respect to historical static pool data.
Development Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Sale of vacation ownership products	$4,818	$7,591	$(2,773)	(37%)
Cost of vacation ownership products	(1,599)	(2,070)	471	23%
Marketing and sales	(4,189)	(4,954)	765	15%
Development margin	$(970)	$567	$(1,537)	(271%)
Development margin percentage	(20.1%)	7.5%	(27.6 pts)
The decrease in development margin reflected $0.6 million of lower revenue reportability year-over-year, $0.6 million of lower vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) and $0.3 million of higher other development expenses.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Sale of vacation ownership products	$15,845	$19,138	$(3,293)	(17%)
Cost of vacation ownership products	(4,158)	(4,155)	(3)	—%
Marketing and sales	(13,388)	(15,243)	1,855	12%
Development margin	$(1,701)	$(260)	$(1,441)	(554%)
Development margin percentage	(10.7%)	(1.4%)	(9.3 pts)
The decrease in development margin reflected $2.1 million of lower revenue reportability year-over-year and $0.5 million of lower product cost true-ups ($0.2 million unfavorable true-up in the thirty-six weeks ended September 9, 2016 compared to a $0.3 million favorable true-up in the prior year comparable period), partially offset by $0.9 million from the change in vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to lower marketing and sales costs, as well as $0.3 million from the year over year change in the sales reserve.
Asia Pacific
The following discussion presents an analysis of our results of operations for the Asia Pacific segment for the twelve and thirty-six weeks ended September 9, 2016, compared to the twelve and thirty-six weeks ended September 11, 2015.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015	September 9, 2016	September 11, 2015
REVENUES
Sale of vacation ownership products	$10,010	$6,303	$26,645	$50,156
Resort management and other services	977	2,212	9,047	4,039
Financing	918	1,008	2,906	3,057
Rental	2,324	2,569	12,773	6,424
Cost reimbursements	692	609	2,250	2,107
TOTAL REVENUES	14,921	12,701	53,621	65,783
EXPENSES
Cost of vacation ownership products	1,712	1,432	5,018	25,231
Marketing and sales	7,166	4,022	20,072	14,011
Resort management and other services	980	2,264	8,758	3,769
Rental	3,330	4,129	15,884	9,419
Royalty fee	239	139	564	446
Cost reimbursements	692	609	2,250	2,107
TOTAL EXPENSES	14,119	12,595	52,546	54,983
Gains (losses) and other income (expense)	490	1	(1,008)	(29)
Other	(20)	(4,163)	(249)	(5,439)
SEGMENT FINANCIAL RESULTS	$1,272	$(4,056)	$(182)	$5,332

Overview
In our Asia Pacific segment, we continue to identify opportunities for development margin improvement. We plan to continue to focus on future inventory acquisitions with strong on-site sales locations. Due to operational constraints, regulatory conditions and certain other conditions related to our 18 units in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015. In the third quarter of 2015, we reinvested the proceeds from this disposition into the purchase of an operating property located in Surfers Paradise, Australia. We have converted a portion of this hotel into vacation ownership inventory, a portion of which has been contributed to our new Marriott Vacation Club Destinations, Australia program. During the second quarter of 2016, we sold the portion of this operating property that we did not intend to convert to vacation ownership inventory. We began selling from this new location at the end of the first quarter of 2016.

Contract Sales
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract Sales
Vacation ownership	$11,169	$6,877	$4,292	62%
Total contract sales	$11,169	$6,877	$4,292	62%
The increase in Asia Pacific vacation ownership contract sales was driven by a 21 percent increase in VPG and a 35 percent increase in tours. These increases were both driven by an increase in sales to existing owners, and the increase in tours was also driven by the new sales location in Australia.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract Sales
Vacation ownership	$31,049	$23,528	$7,521	32%
Residential products	—	28,420	(28,420)	(100%)
Total contract sales	$31,049	$51,948	$(20,899)	(40%)
The increase in Asia Pacific vacation ownership contract sales was driven by an 11 percent increase in VPG and a 19 percent increase in tours. These increases were both driven by an increase in sales to existing owners, and the increase in tours was also driven by the new sales location in Australia. The decrease in Asia Pacific residential sales was due to the bulk sale of 18 whole ownership residential units in Macau during the first quarter of 2015 for $28.4 million, following which no residential inventory remained in this segment.
Sale of Vacation Ownership Products
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract sales	$11,169	$6,877	$4,292	62%
Revenue recognition adjustments:
Reportability	24	143	(119)
Sales reserve	(1,112)	(716)	(396)
Other(1)	(71)	(1)	(70)
Sale of vacation ownership products	$10,010	$6,303	$3,707	59%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
The increase in the sales reserve was due to the higher vacation ownership contract sales volume in the current period.

Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Contract sales	$31,049	$51,948	$(20,899)	(40%)
Revenue recognition adjustments:
Reportability	(539)	385	(924)
Sales reserve	(3,748)	(2,162)	(1,586)
Other(1)	(117)	(15)	(102)
Sale of vacation ownership products	$26,645	$50,156	$(23,511)	(47%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
The increase in the sales reserve was due to an unfavorable adjustment to correct an immaterial error of $1.3 million in the current period with respect to historical static pool data and the higher vacation ownership contract sales volume in the current period.
Development Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Sale of vacation ownership products	$10,010	$6,303	$3,707	59%
Cost of vacation ownership products	(1,712)	(1,432)	(280)	(20%)
Marketing and sales	(7,166)	(4,022)	(3,144)	(78%)
Development margin	$1,132	$849	$283	33%
Development margin percentage	11.3%	13.5%	(2.2 pts)
The increase in development margin reflected the following:

•	$1.3 million of higher sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales); and

•	$0.2 million of higher favorable product cost true-ups ($0.3 million in the twelve weeks ended September 9, 2016, compared to $0.1 million in the prior year comparable period).
The increases were partially offset by $1.1 million of pre-opening and startup expenses in support of the new sales location in Australia and $0.1 million of lower revenue reportability compared to the prior year comparable period.

Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Sale of vacation ownership products	$26,645	$50,156	$(23,511)	(47%)
Cost of vacation ownership products	(5,018)	(25,231)	20,213	80%
Marketing and sales	(20,072)	(14,011)	(6,061)	(43%)
Development margin	$1,555	$10,914	$(9,359)	(86%)
Development margin percentage	5.8%	21.8%	(16.0 pts)
The decrease in development margin reflected the following:

•
$5.9 million of lower residential contract sales (no residential sales in the thirty-six weeks ended September 9, 2016, compared to $5.9 million from the sale of residential inventory in the prior year comparable period);

•	$2.8 million of pre-opening and startup expenses in support of the new sales location in Australia;

•	$0.6 million of lower favorable product cost true-ups ($1.0 million in the thirty-six weeks ended September 9, 2016 compared to $1.6 million in the prior year comparable period);

•
$0.9 million of the higher sales reserve activity compared to the prior year comparable period due to an unfavorable adjustment to correct an immaterial error in the current period with respect to historical static pool data and the higher vacation ownership contract sales volume; and

•	$0.6 million of lower revenue reportability compared to the prior year comparable period.
The decreases were partially offset by $1.4 million of higher sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).
Resort Management and Other Services Revenues, Expenses and Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Management fee revenues	$663	$630	$33	5%
Other services revenues	314	1,582	(1,268)	(80%)
Resort management and other services revenues	977	2,212	(1,235)	(56%)
Resort management and other services expenses	(980)	(2,264)	1,284	57%
Resort management and other services margin	$(3)	$(52)	$49	94%
Resort management and other services margin percentage	(0.3%)	(2.4%)	2.1 pts
The decrease in resort management and other services revenues reflected $1.3 million of ancillary revenues in the prior year comparable period from the operating property in Australia that was disposed of in the second quarter of 2016.
There was an immaterial change in the resort management and other services margin, which included $0.1 million of profit from the operating property in Australia in the prior year comparable period and $0.1 million of lower other costs in the current period. The ancillary revenue producing portions of the operating property in Australia were included in the sale of the operating property. Therefore, we do not anticipate future ancillary revenues or expenses at our property in Australia.

Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Management fee revenues	$1,898	$1,859	$39	2%
Other services revenues	7,149	2,180	4,969	228%
Resort management and other services revenues	9,047	4,039	5,008	124%
Resort management and other services expenses	(8,758)	(3,769)	(4,989)	(132%)
Resort management and other services margin	$289	$270	$19	7%
Resort management and other services margin percentage	3.2%	6.7%	(3.5 pts)
The increase in resort management and other services revenues reflected $5.0 million of higher ancillary revenues from the operating property in Australia that was disposed of during the second quarter of 2016.
There was an immaterial change in the resort management and other services margin, which included $0.7 million of higher profit from the operating property in Australia and $0.7 million of higher other costs, including spending in support of future growth in the business. The ancillary revenue producing portions of the operating property in Australia were included in the sale of the operating property. Therefore, we do not anticipate future ancillary revenues or expenses at our property in Australia.
Rental Revenues, Expenses and Margin
Twelve Weeks Ended September 9, 2016

	Twelve Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Rental revenues	$2,324	$2,569	$(245)	(10%)
Rental expenses	(3,330)	(4,129)	799	19%
Rental margin	$(1,006)	$(1,560)	$554	36%
Rental margin percentage	(43.3%)	(60.7%)	17.4 pts
The decrease in rental revenues included $0.8 million of revenue in the prior year comparable period from the portion of the operating property in Australia that was disposed of in the second quarter of 2016, partially offset by $0.4 million from an increase in transient and preview keys rented and $0.2 million from an increase in average transient rate. The increase in rental margin reflected the increases in transient and preview keys rented as well as the increase in average transient rate. The operating property in Australia had no impact to the change in the rental margin compared to the prior year comparable period.
Thirty-Six Weeks Ended September 9, 2016

	Thirty-Six Weeks Ended		Change	% Change
($ in thousands)	September 9, 2016	September 11, 2015
Rental revenues	$12,773	$6,424	$6,349	99%
Rental expenses	(15,884)	(9,419)	(6,465)	(69%)
Rental margin	$(3,111)	$(2,995)	$(116)	(4%)
Rental margin percentage	(24.4%)	(46.6%)	22.2 pts
The increase in rental revenues included $5.3 million of higher revenue from the operating property in Australia that was purchased in the third quarter of 2015 (a portion of which was disposed of in the second quarter of 2016) and $1.0 million from an increase in transient and preview keys rented. The decrease in rental margin reflected a $1.2 million decrease in the operating results at the operating property in Australia primarily due to unsold maintenance fees in the current period, partially offset by $1.1 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees.
Other
Twelve and Thirty-Six Weeks Ended September 9, 2016
During the first quarter of 2016, we incurred $0.2 million of transaction related costs associated with the then anticipated sale of the portion of the operating property located in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for further information related to this transaction. We did not incur any material transaction related costs in the second or third quarters of 2016.
During the second quarter of 2015, we incurred $1.3 million of transaction related costs associated with the purchase of the operating property located in Surfers Paradise, Australia that occurred in the third quarter of 2015. During the third quarter of 2015, we incurred $4.2 million of transaction related costs associated with the purchase of the operating property located in Surfers Paradise, Australia. We did not incur any transaction related costs in the first quarter of 2015.
Corporate and Other

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015	September 9, 2016	September 11, 2015
EXPENSES
Cost of vacation ownership products	$1,334	$1,538	$5,097	$4,400
Financing	4,855	5,488	14,348	16,478
General and administrative	21,619	23,214	71,504	68,883
Litigation settlement	—	—	—	134
Organizational and separation related	—	380	—	419
Consumer financing interest	5,361	5,289	15,840	16,558
Royalty fee	11,475	11,507	34,426	34,521
TOTAL EXPENSES	44,644	47,416	141,215	141,393
Losses and other expense	(9)	—	(160)	—
Interest expense	(2,262)	(2,839)	(6,331)	(8,822)
Other	—	(1,022)	(211)	(1,022)
TOTAL FINANCIAL RESULTS	$(46,915)	$(51,277)	$(147,917)	$(151,237)
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
Total Expenses
Twelve Weeks Ended September 9, 2016
Total expenses decreased $2.8 million from the prior year comparable period. The $2.8 million decrease resulted from $1.6 million of lower general and administrative expenses, $0.6 million of lower financing expenses, $0.4 million of prior year organizational and separation related expenses and $0.2 million of lower cost of vacation ownership products expenses, partially offset by $0.1 million of higher consumer financing interest expense. The lower general and administrative expenses were driven by $1.8 million of costs related to a refurbishment project in the prior year comparable period and lower wages and benefits in the current period, partially offset by higher information technology project costs and inflationary cost increases.

Thirty-Six Weeks Ended September 9, 2016
Total expenses decreased $0.2 million from the prior year comparable period. The $0.2 million decrease resulted from $2.1 million of lower financing expenses, $0.7 million of lower consumer financing interest expense, $0.4 million of prior year organizational and separation related expenses and $0.1 million of prior year litigation settlement expenses, partially offset by $2.6 million of higher general and administrative expenses and $0.7 million of higher cost of vacation ownership products expenses due to higher non-capitalizable project expenses. The higher general and administrative expenses were driven by higher information technology project costs and inflationary cost increases, partially offset by $1.8 million of costs related to a refurbishment project in the prior year comparable period.
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
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($174.8 million at the end of the third quarter of 2016), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, and fulfill other cash requirements. At the end of the third quarter of 2016, we had $815.2 million of total gross debt outstanding, which included $806.7 million of non-recourse debt associated with vacation ownership notes receivable securitizations. In addition, we have $40.0 million of gross mandatorily redeemable preferred stock of a consolidated subsidiary that we are not required to redeem until October 2021. However, subsequent to the end of the third quarter of 2016, we notified the holders of the mandatorily redeemable preferred stock of our election to exercise our option to redeem the preferred stock on October 26, 2016 at par plus any accrued and unpaid dividends. We intend to use cash on hand to pay the redemption price.
At the end of the third quarter of 2016, we had $709.9 million of real estate inventory on hand, comprised of $319.7 million of finished goods, $66.5 million of work-in-progress and $323.7 million of land and infrastructure. We expect to continue to sell excess Ritz-Carlton branded inventory through the MVCD program in order to generate incremental cash and reduce related carrying costs.
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
We are selectively pursuing growth opportunities in North America and Asia Pacific by targeting high-quality inventory that would allow us to add desirable new destinations to our system with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient deals may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale.
We intend for our capital allocation strategy to strike a balance between enhancing our operations and using our capital to provide returns to our shareholders through programs such as share repurchase programs and payment of dividends.

During the thirty-six weeks ended September 9, 2016, we had a net decrease in cash and cash equivalents of $2.3 million compared to a net decrease of $24.8 million during the thirty-six weeks ended September 11, 2015. The following table summarizes these changes:

	Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015
Cash provided by (used in):
Operating activities	$90,885	$100,724
Investing activities	(629)	(60,542)
Financing activities	(89,627)	(61,764)
Effect of change in exchange rates on cash and cash equivalents	(2,926)	(3,243)
Net change in cash and cash equivalents	$(2,297)	$(24,825)
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
In the thirty-six weeks ended September 9, 2016, we generated $90.9 million of cash flows from operating activities, compared to $100.7 million in the thirty-six weeks ended September 11, 2015. Excluding the impact of changes in net income and adjustments for non-cash items, the decrease in cash flows from operations reflected higher financing propensity due to the new financing incentive program implemented in the first half of 2015, lower collections due to the reduction in the portfolio of outstanding vacation ownership notes receivable, higher payments related to employee benefits programs and the timing of distributions to property owners’ associations for maintenance fees collected on their behalf, partially offset by lower real estate inventory spending and lower payments on the liability for the Marriott Rewards customer loyalty program.
In the thirty-six weeks ended September 11, 2015, we recorded residential contract sales of $28.4 million associated with the sale of 18 units in Macau.
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Real Estate Inventory Spending In Excess of Cost of Sales

	Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015
Real estate inventory spending	$(102,645)	$(90,585)
Purchase of operating properties for future conversion to inventory	—	(61,554)
Real estate inventory costs	95,746	143,261
Real estate inventory spending in excess of cost of sales	$(6,899)	$(8,878)

We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).
Our real estate inventory spending exceeded real estate inventory costs in the thirty-six weeks ended September 9, 2016, as a result of our opportunistic acquisition efforts. Real estate inventory spending included $23.5 million for the acquisition of an operating property located in the South Beach area of Miami Beach, Florida that we intend to convert, in its entirety, into vacation ownership interests for future use in our MVCD program. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
During the thirty-six weeks ended September 11, 2015, we completed the acquisition of an operating property located in Surfers Paradise, Australia. We converted a portion of this property into vacation ownership inventory, a portion of which has been contributed to our new Marriott Vacation Club Destinations, Australia program and $14.9 million, the amount of the purchase price related to the converted portion, is included in Purchase of operating properties for future conversion to inventory on our Cash Flows for the thirty-six weeks ended September 11, 2015. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
We also capitalized on the opportunity to add a premier destination to our portfolio through the acquisition of an operating property in San Diego, California. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating property for future conversion to inventory line on our Cash Flows. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction. In the thirty-six weeks ended September 9, 2016, we began conversion of this property into vacation ownership interests for future use in our MVCD program.
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
Notes Receivable Collections (Less Than) in Excess of New Mortgages

	Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015
Vacation ownership notes receivable collections — non-securitized	$54,209	$66,595
Vacation ownership notes receivable collections — securitized	123,242	126,257
Vacation ownership notes receivable originations	(218,190)	(189,029)
Vacation ownership notes receivable collections (less than) in excess of originations	$(40,739)	$3,823
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections declined during the thirty-six weeks ended September 9, 2016, as compared to the thirty-six weeks ended September 11, 2015 due to the reduction in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the thirty-six weeks ended September 9, 2016 increased due to an increase in financing propensity to 59.1 percent for the thirty-six weeks ended September 9, 2016 compared to 46.4 percent for the thirty-six weeks ended September 11, 2015, due to a new financing incentive program implemented in our North America segment in the first half of 2015. Given the success of this program to date, we expect financing propensity levels to remain higher than the 40 to 45 percent that we had been averaging in recent years.

Cash from Investing Activities

	Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015
Capital expenditures for property and equipment (excluding inventory)	$(22,445)	$(20,873)
Purchase of operating property to be sold	—	(47,658)
Increase in restricted cash	(46,709)	(12,616)
Dispositions, net	68,525	20,605
Net cash provided by (used in) investing activities	$(629)	$(60,542)
Capital Expenditures for Property and Equipment
Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.
In the thirty-six weeks ended September 9, 2016, capital expenditures for property and equipment of $22.4 million included $16.8 million to support business operations (including $13.7 million for sales locations and $3.1 million for ancillary and operations assets) and $5.6 million for technology spending.
In the thirty-six weeks ended September 11, 2015, capital expenditures for property and equipment of $20.9 million included $15.7 million to support business operations (including $7.7 million associated with the assets purchased for the operating property in San Diego, California, $5.8 million for sales locations other than the operating property in San Diego, California, and $2.2 million for ancillary and operations assets) and $5.2 million for technology spending (including $3.0 million for initiatives related to our spin-off from Marriott International). See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding the San Diego transaction.
Increase in Restricted Cash
Restricted cash primarily consists of cash held in reserve accounts related to vacation ownership notes receivable securitizations, cash collected for maintenance fees to be remitted to property owners’ associations and deposits received, primarily associated with tour package sales and vacation ownership product sales that are held in escrow until the associated contract has closed or the period in which it can be rescinded has expired, depending on applicable legal requirements. Restricted cash at the end of September 9, 2016 also included cash received from the securitization of vacation ownership notes receivable with respect to vacation ownership notes receivable that were purchased by the 2016-1 Trust, subsequent to the end of the third quarter of 2016, in accordance with the terms of the securitization transaction completed in the thirty-six weeks ended September 9, 2016. Refer to Footnote No. 9, “Debt”, to our Financial Statements for discussion of the terms of the securitization transaction and the purchase of additional vacation ownership notes receivable by the 2016-1 Trust.
The increase in restricted cash in the thirty-six weeks ended September 9, 2016 reflected $50.5 million of proceeds (including $0.5 million representing interest associated with vacation ownership notes purchased subsequent to the end of the third quarter of 2016) from the securitization transaction completed during the third quarter of 2016, which were released as the remaining vacation ownership notes receivable were purchased by the 2016-1 Trust subsequent to the end of the third quarter of 2016, a $12.3 million increase in cash that was collected for distribution to investors in connection with securitized vacation ownership notes receivable and a $5.2 million increase in cash associated with vacation ownership sales held in escrow, partially offset by $18.8 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2015 and $2.5 million in property refurbishment reserves transferred to the new Surfers Paradise hotel owner.
The increase in restricted cash in the thirty-six weeks ended September 11, 2015 reflected $51.4 million of proceeds from the securitization transaction completed during the third quarter of 2015, which were released as the remaining vacation ownership notes receivable were purchased by the 2015-1 Trust, a $6.7 million increase in cash that was collected for distribution to investors in connection with securitized vacation ownership notes receivable, a $2.7 million increase in cash associated with vacation ownership sales held in escrow and $1.7 million related to property refurbishment reserves for the newly acquired Surfers Paradise property. These increases were partially offset by $49.8 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2014.

Dispositions, net
Dispositions in the thirty-six weeks ended September 9, 2016 related to the sale of 216 rooms and resort amenities of the hotel in Surfers Paradise, Australia for $49.1 million, the sale of excess inventory at The Ritz-Carlton Club, San Francisco in San Francisco, California for $19.3 million and the sale of undeveloped land in Absecon, New Jersey for $0.1 million.
Dispositions in the thirty-six weeks ended September 11, 2015 related to the sale of undeveloped land in Kauai, Hawaii for $19.6 million, three lots in St. Thomas, U.S. Virgin Islands for $0.6 million and an operations facility in Hilton Head, South Carolina for $0.4 million.
Cash from Financing Activities

	Thirty-Six Weeks Ended
($ in thousands)	September 9, 2016	September 11, 2015
Borrowings from securitization transactions	$376,622	$255,000
Repayment of debt related to securitization transactions	(254,510)	(186,383)
Borrowings from Revolving Corporate Credit Facility	85,000	—
Repayment of Revolving Corporate Credit Facility	(85,000)	—
Proceeds from vacation ownership inventory arrangement	—	5,375
Debt issuance costs	(4,065)	(4,405)
Repurchase of common stock	(163,359)	(106,110)
Accelerated stock repurchase forward contract	(14,470)	—
Payment of dividends	(26,067)	(16,003)
Payment of withholding taxes on vesting of restricted stock units	(3,972)	(9,615)
Other	194	377
Net cash used in financing activities	$(89,627)	$(61,764)
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
In the thirty-six weeks ended September 9, 2016, we completed the securitization of a pool of $259.1 million of vacation ownership notes receivable generating gross cash proceeds of $250 million. Approximately $207.3 million of the vacation ownership notes receivable were purchased on August 11, 2016 by the 2016-1 Trust, and we received $200 million of the proceeds. When the remaining $51.8 million of vacation ownership notes receivable were purchased by the 2016-1 Trust subsequent to the end of the third quarter, the remaining $50.0 million of the proceeds, which had been held in restricted cash, were released. In connection with the securitization, investors purchased in a private placement $250.0 million in vacation ownership loan backed notes from the 2016-1 Trust. Two classes of vacation ownership loan backed notes were issued by the 2016-1 Trust: $230.6 million of Class A Notes and $19.4 million of Class B Notes. The Class A Notes have an interest rate of 2.25 percent and the Class B Notes have an interest rate of 2.64 percent, for an overall weighted average interest rate of 2.28 percent.
In the thirty-six weeks ended September 9, 2016, we also securitized vacation ownership notes receivable under our Warehouse Credit Facility. The total carrying amount of the vacation ownership notes receivable securitized was $149.5 million. The advance rate was 85 percent, which resulted in total gross proceeds of $126.6 million. The total net proceeds were $125.7 million due to the funding of reserve accounts in the amount of $0.9 million. There were no amounts outstanding on this facility as of September 9, 2016.

Excluding the vacation ownership notes receivable purchase by the 2016-1 Trust subsequent to the end of the third quarter of 2016, at September 9, 2016, $9.2 million of gross vacation ownership notes receivable were eligible for securitization.
In the thirty-six weeks ended September 11, 2015, we completed the securitization of a pool of $264.2 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $255.0 million in vacation ownership loan-backed notes from the MVW Owner Trust 2015-1 (the “2015-1 Trust”). Approximately $211.4 million of the vacation ownership notes receivable were purchased in the thirty-six weeks ended September 11, 2015 and the remaining $52.8 million were purchased subsequent to the end of the third quarter of 2015. Two classes of vacation ownership loan backed notes were issued by the 2015-1 Trust: $233.2 million of Class A Notes and $21.8 million of Class B Notes. The Class A Notes have an interest rate of 2.52 percent and the Class B Notes have an interest rate of 2.96 percent, for an overall weighted average interest rate of 2.56 percent.
Borrowings from / Repayments of Revolving Corporate Credit Facility Transactions
During the thirty-six weeks ended September 9, 2016, we made draws on the Revolving Corporate Credit Facility for $85.0 million to facilitate the funding of our short-term business needs, of which no amounts remained outstanding as of September 9, 2016.
Proceeds from Vacation Ownership Inventory Arrangement
In connection with our initiative to pursue growth opportunities in ways that optimize the timing of our capital investments, including working with third parties to develop new inventory or convert previously built units to be sold to us close to when we need such inventory for sale, we sold real property located in Marco Island, Florida during the first quarter of 2015 to a third-party developer. We are obligated to repurchase the completed property from the developer contingent upon the property meeting our brand standards and provided that the third-party developer has not sold the property to another party. As discussed in Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements, we received cash proceeds of $5.4 million upon the sale of this real property. In accordance with the authoritative guidance on accounting for sales of real estate, our conditional obligation to repurchase the property constitutes continuing involvement and thus we were unable to account for this transaction as a sale, and as such have recorded these proceeds as a financing activity.
Share Repurchase Program
During the thirty-six weeks ended September 9, 2016, we repurchased 2,801,035 shares of our common stock at an average price of $58.32 per share for a total of $163.4 million, including amounts under an accelerated share repurchase program pursuant to which we received an initial delivery of 1,168,917 shares. A maximum of 834,940 additional shares could be delivered to us under the accelerated share repurchase program. This accelerated share repurchase program effectively accelerated all of our third quarter repurchases. As a result, we did not repurchase any additional shares during the third quarter. Upon completion of the program subsequent to the end of the third quarter of 2016, we received an additional delivery of 17,511 shares, for a total of 1,186,428 shares of common stock. See Footnote No. 11, “Shareholders’ Equity,” to our Financial Statements for further information related to our share repurchase program.
Dividends
We distributed cash dividends to holders of common stock during the thirty-six weeks ended September 9, 2016 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 8, 2015	December 21, 2015	January 6, 2016	$0.30
February 11, 2016	February 25, 2016	March 10, 2016	$0.30
May 12, 2016	May 26, 2016	June 9, 2016	$0.30
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
As of September 9, 2016, debt, net increased by $125.9 million to $804.7 million compared to $678.8 million at January 1, 2016, mainly due to $120.8 million related to non-recourse debt associated with vacation ownership notes receivable securitizations and $7.2 million related to non-cash acquisitions of property via capital leases. As of September 9, 2016, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $902.1 million and are due as follows: $41.5 million in 2016; $125.8 million in 2017; $111.1 million in 2018; $101.2 million in 2019; $97.8 million in 2020; and $424.7 million thereafter.
Subsequent to the end of the third quarter of 2016, we notified the holders of the mandatorily redeemable preferred stock of our election to exercise our option to redeem the preferred stock on October 26, 2016 at par plus any accrued and unpaid dividends. We intend to use cash on hand to pay the redemption price.
We have commitments to purchase vacation ownership units located in two resorts in Bali, Indonesia in two separate transactions, contingent upon completion of construction to agreed upon standards within specified timeframes, for use in our Asia Pacific segment. We expect to complete the acquisition of 51 vacation ownership units in 2017 pursuant to one of the commitments, and to make remaining payments with respect to these units, when specific construction milestones are completed, as follows: $2.3 million in 2016 and $19.0 million in 2017. We expect to complete the acquisition of 88 vacation ownership units in 2019 pursuant to the other commitment, and to make payments with respect to these units, when specific construction milestones are completed, as follows: $3.9 million in 2016, $3.9 million in 2017, $5.9 million in 2018 and $25.4 million in 2019.
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
We have new commitments under operating leases that expire at various dates through 2027. Our aggregate minimum lease payments under these contracts were $22.9 million, of which we expect $0.1 million, $1.6 million, $1.9 million, $2.1 million, $2.4 million and $14.8 million will be paid in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.
We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any payments we make to third-party lenders under these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as the underlying notes mature or are repaid. Our maximum exposure under such guarantees as of September 9, 2016 was $6.6 million. The terms of the underlying notes extend to 2022.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
June 18, 2016 – July 15, 2016	—	$—	—	1,244,882
July 16, 2016 – August 12, 2016	—	$—	—	1,244,882
August 13, 2016 – September 9, 2016	—	$—	—	1,244,882
Total(2)	—	$—	—	1,244,882
_________________________

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

(2)
During the second quarter of 2016, pursuant to our existing share repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of our common stock. Under the agreement, we paid $85.0 million to the financial institution and received an initial delivery of 1,168,917 shares of our common stock on June 16, 2016; a maximum of an additional 834,940 shares could be delivered to us. We did not receive any shares during the third quarter of 2016. Upon completion of the program subsequent to the end of the third quarter of 2016, we received an additional delivery of 17,511 shares, for a total of 1,186,428 shares of common stock. See Footnote No. 11 “Shareholders’ Equity,” to our Financial Statements for a description of this ASR.

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

October 13, 2016	/s/ Stephen P. Weisz
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
10.1
Side Letter Agreement dated as of September 21, 2016 by among Marriott International, Inc., Marriott Worldwide Corporation and Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.†

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
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the twelve and thirty-six weeks ended September 9, 2016 and September 11, 2015, respectively; (ii) the Interim Consolidated Statements of Comprehensive Income for the twelve and thirty-six weeks ended September 9, 2016 and September 11, 2015, respectively; (iii) the Interim Consolidated Balance Sheets at September 9, 2016 and January 1, 2016; and (iv) the Interim Consolidated Statements of Cash Flows for the thirty-six weeks ended September 9, 2016 and September 11, 2015, respectively.
† Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.