Form 10-K
period 2016-12-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2017-02-23
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35219

MARRIOTT VACATIONS WORLDWIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	45-2598330
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6649 Westwood Blvd. Orlando, FL	32821
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (407) 206-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value (27,097,068 shares outstanding as of February 17, 2017)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 17, 2016, was $1,407,942,434.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Fiscal Year	Fiscal Year-End Date
2016	December 30, 2016
2015	January 1, 2016
2014	January 2, 2015
2013	January 3, 2014
2012	December 28, 2012
In December 2016, our Board of Directors approved a resolution changing our financial reporting year-end to a calendar year-end beginning with our 2017 fiscal year. Our 2017 fiscal year will begin on December 31, 2016 (the day after the end of the 2016 fiscal year) and will end on December 31, 2017. Subsequent fiscal years will begin on January 1 and end on December 31. Our financial quarters will be the three-month periods ending March 31, June 30, September 30, and December 31, except that the period ending March 31, 2017 will also include December 31, 2016.
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
Throughout this Annual Report, we refer to brands that we own, as well as those brands that we license from Marriott International, Inc. (“Marriott International”) or its affiliates, as our brands. Brand names, trademarks, service marks and trade names that we own or license from Marriott International include Marriott Vacation Club®, Marriott Vacation Club DestinationsTM, Marriott Vacation Club PulseSM, Marriott Grand Residence Club®, Grand Residences by Marriott®, and The Ritz-Carlton Club®.  We also refer to Marriott International’s Marriott Rewards® and The Ritz-Carlton Rewards® customer loyalty programs.  We may also refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.
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
Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of December 30, 2016, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
Our strategic goal is to further strengthen our leadership position in the vacation ownership industry through initiatives to drive profitable contract sales growth, focus on our owners, guests and associates, maximize cash flow and optimize our capital structure, including by selectively pursuing capital efficient deal structures, and selectively pursue compelling new business opportunities. We believe that we have significant competitive advantages, including our scale and global reach, the quality and strength of the Marriott and Ritz-Carlton brands, our system of high-quality resorts, our loyal and highly satisfied customer base, our long-standing track record and our experienced management team and associates.
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

The vacation ownership industry has grown through expansion of established vacation ownership developers as well as entrance into the market of well-known lodging and entertainment brands, including Marriott, Sheraton, Hilton, Hyatt and Disney. The industry’s growth can also be attributed to increased market acceptance of vacation ownership products, stronger consumer protection laws and the evolution of vacation ownership interests from a fixed- or floating-week product, which provides the right to use the same property every year, to membership in multi-resort vacation networks, which offer a more flexible vacation experience. These vacation networks often issue their members an annual allotment of points that can be redeemed for stays at affiliated vacation ownership resorts or for alternative vacation experiences available through the program.
To enhance the flexibility and appeal of their products, many vacation ownership developers affiliate their projects with vacation ownership exchange service providers so that owners may exchange their rights to use the developer’s resorts for accommodation at other resorts in the exchange service provider’s broader network of properties. The two leading exchange service providers are Interval International, with which we are associated, and RCI. According to their websites, Interval International’s and RCI’s networks include approximately 3,000 and 4,300 affiliated resorts, respectively, as identified on each company’s website.
According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2015, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing over 200,000 units and an estimated 9.2 million vacation ownership week equivalents. According to ARDA, sales in the U.S. market were $8.6 billion in 2015. We believe there is considerable potential for further growth in the industry both in the U.S. and globally.
Our History
For more than 30 years we have been providing memorable vacation experiences to millions of families. Prior to the incorporation of Marriott Vacations Worldwide Corporation in Delaware in June 2011, our operations were the vacation ownership division of Marriott International. We recently celebrated the fifth anniversary of our November 2011 spin-off (the “Spin-Off”) from Marriott International. Since the Spin-Off, we have been an independent public company, with our common stock listed on the New York Stock Exchange under the symbol “VAC” and our corporate headquarters located in Orlando, Florida.
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
We have proactively worked with ARDA to encourage the enactment of responsible consumer-protection legislation and state regulation that enhances the reputation and respectability of the overall vacation ownership industry. We believe that, over time, our vacation ownership products and services helped improve the public perception of the vacation ownership industry. A number of other major lodging companies later entered the vacation ownership business, further enhancing the industry’s image and credibility.
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
In 2016, we introduced Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand, which features unique properties that embrace the spirit and culture of their urban locations, creating an authentic sense of place while delivering easy access to local interests, attractions and transportation.
Our Business Strategy
Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. To achieve this goal, we are pursuing the following initiatives:
Drive profitable contract sales growth
We intend to continue to generate growth in vacation ownership sales by leveraging our globally recognized brand names and targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations. We expect to focus our efforts to generate growth through our Marriott Vacation Club points-based ownership programs focused in North America and Asia Pacific. We will also continue to focus on our approximately 400,000 owners around the world. In 2016, approximately 65 percent of our sales of vacation ownership products were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours and achieve our longer term goal of selling to an equal mix of new buyers and existing buyers. Our strategy includes an emphasis on new sales distributions and new marketing channels geared toward driving first-time buyer tour growth. We are also committed to maximizing development margin through efficient marketing and sales spending and managing inventory costs and development activities.
Focus on our owners, guests and associates
We are in the business of providing high-quality vacation experiences to our owners and guests around the world. We intend to maintain and improve their satisfaction with our products and services, particularly because our owners and guests are our most cost-effective sales channels. We intend to continue to sell our products through these very effective channels and believe that maintaining a high level of engagement across all of our customer groups is key to our success. We intend to provide innovative offerings in new destinations to meet the needs of current and future customers. We also intend to develop new offerings to attract the next generation of travelers looking for a greater variety of experiences with the high quality standards expected from a brand they trust.
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
Maximize cash flow and optimize our capital structure, including by selectively pursuing capital efficient deal structures
Through the use of our points-based products, we are able to more closely match inventory investment with sales pace and reduce inventory levels, thereby generating strong cash flows over time. Additionally, by limiting the amount of completed inventory on hand, we are able to reduce the maintenance fees that we pay on unsold inventory. Over the last few years, we have significantly reduced our costs, and we intend to continue to control costs as sales volumes grow. We also seek to optimize our inventory investments by targeting high-quality inventory that allows us to add desirable new destinations to our system as well as new on-site sales locations. We seek to use capital efficient deal structures that may include working with third parties to develop new inventory or convert previously built units to be sold to us close to when we need such inventory. We also proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory.
We expect our modest level of debt and the use of capital efficient structures will enable us to maintain a level of liquidity that ensures financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning capital to shareholders. We intend to meet our liquidity needs through operating cash flow, our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”), our $250 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”), and continued access to the asset-backed securities (“ABS”) term financing market.

Selectively pursue compelling new business opportunities
We are positioned to explore new business opportunities, such as the continued enhancement of our exchange programs, new management affiliations and acquisitions of existing vacation ownership and related businesses. We intend to selectively pursue these types of opportunities, focusing on opportunities that drive recurring revenue and profit streams. Prior to entering into any new business opportunity, we will evaluate its strategic fit and assess whether it is complementary to our current business, has strong expected financial returns and complements our existing competencies.
Our Brands
We design, build, manage and maintain our properties at upscale and luxury levels under four brands in accordance with the Marriott and Ritz-Carlton brand standards with which we must comply under the License Agreements.
The Marriott Vacation Club brand is our signature offering in the upscale tier of the vacation ownership industry. Marriott Vacation Club resorts typically combine many of the comforts of home, such as spacious accommodations with one, two and three bedroom options, living and dining areas, in-unit kitchens and laundry facilities, with resort amenities such as large feature swimming pools, restaurants and bars, convenience stores, fitness facilities and spas, as well as sports and recreation facilities appropriate for each resort’s unique location. Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand, features unique properties that embrace the spirit and culture of their urban locations, creating an authentic sense of place while delivering easy access to local interests, attractions and transportation. Because of their urban locations, Marriott Vacation Club Pulse properties typically offer limited on-site amenities and may include smaller guest rooms without separate living areas and kitchens.
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
The Ritz-Carlton Destination Club is a luxury tier vacation ownership brand. The Ritz-Carlton Destination Club provides luxurious vacation experiences commensurate with the legacy of the Ritz-Carlton brand. The Ritz-Carlton Destination Club resorts typically feature two, three and four bedroom units that generally include marble foyers, walk-in closets, custom kitchen cabinetry and luxury resort amenities such as large feature pools and access to full service restaurants and bars. On-site management and services, which usually include daily housekeeping service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, are provided by The Ritz-Carlton Hotel Company.
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
Our Products
Our Points-Based Vacation Ownership Products
We sell the majority of our products through our Marriott Vacation Club points-based ownership programs focused in North America and Asia Pacific. While the structural characteristics of each of our points-based programs differ, in each program, owners receive an annual allotment of points representing owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexibility with respect to check-in days and size of accommodations. In addition to traditional resort stays, the programs enable our owners to utilize their points for the wide variety of innovative vacation experiences included in our Explorer Collection, such as cruises, airline travel, guided tours, safaris and other unique vacation alternatives. Members of our points-based programs typically pay annual fees in exchange for the ability to participate in the program.
Our points programs allow owners to bank and borrow their annual point allotments, access other Marriott Vacation Club locations through internal exchange programs that we and Interval International operate, and access Interval International’s approximately 3,000 affiliated resorts. Owners can also trade their vacation ownership usage rights for Marriott Rewards Points, which can be used to access the vast majority of Marriott International’s system of over 4,000 participating hotels or redeem their Marriott Rewards Points for airline miles or other merchandise offered through the Marriott Rewards customer loyalty program. Our points-based products offer usage in perpetuity or for a term of years, and may consist of real estate interests or contractual rights to use.
Our Weeks-Based Vacation Ownership Products
We continue to sell Marriott Vacation Club branded weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in one of our points-based programs. We offer multi-week vacation ownership interests in specific Grand Residences by Marriott and The Ritz-Carlton Destination Club resorts, but we also intend to continue placing luxury branded inventory into our points-based ownership program focused in North America, Marriott Vacation Club Destinations (“MVCD”). Our Marriott Vacation Club, Grand Residences by Marriott and The Ritz-Carlton Destination Club weeks-based vacation ownership products in the United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell vacation ownership interests as a right-to-use product subject to a finite term under the Marriott Vacation Club brand in Europe and Asia Pacific and under the Grand Residences by Marriott brand in Europe.
Global Exchange Opportunities
As part of the launch of the MVCD program in 2010, we began offering our existing Marriott Vacation Club owners who hold weeks-based products in the United States and Caribbean the opportunity to participate, on a voluntary basis, in MVCD’s exchange program through which many of MVCD’s vacation experiences are offered. We began offering the opportunity to participate in the exchange program to owners who hold weeks-based products in Europe in 2012 and to owners who hold weeks-based products in Asia Pacific in 2016. All existing owners, whether or not they elected to participate in the MVCD exchange program, retained their existing rights and privileges of vacation ownership. Owners who elected to participate in the exchange program received the ability to trade their weeks-based interval usage for vacation club points usage each year, typically subject to payment of an initial enrollment fee and annual fees. As of the end of 2016, over 154,000 weeks-based owners have enrolled nearly 263,000 weeks in MVCD’s exchange program since its launch.
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
Rental
We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs or as residences, or inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs.
Marketing and Sales Activities
We sell our upscale tier vacation ownership products under the Marriott Vacation Club brand primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. Marriott Vacation Club products are currently marketed for sale throughout the United States and in 30 countries around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2016, approximately 86 percent of our sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando, our network of third-party brokers in Latin America and Europe, and our city-based sales centers, such as our sales centers in Dubai and Singapore. We have nearly 60 global sales locations focused on the sale of Marriott Vacation Club products. We utilize a number of marketing channels to attract qualified customers to our sales locations for our Marriott Vacation Club products.
We solicit our owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service center located in Salt Lake City, Utah. In 2016, approximately 65 percent of our sales of vacation ownership products were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours and achieve our longer term goal of selling to an equal mix of new buyers and existing owners. Our strategy includes an emphasis on new marketing channels geared toward driving first-time buyer tour growth.
We offer customers who are referred to us by our owners discounted stays at our resorts and conduct scheduled sales tours while they are on site. Where allowed by applicable law, we offer Marriott Rewards Points to our owners when their referral candidates tour with us or buy vacation ownership interests from us.
We also market to existing Marriott Rewards customer loyalty program members and travelers who are staying in locations where we have resorts. We market extensively to guests in Marriott International hotels that are located near one of our sales locations and have marketing partnerships with Marriott International for certain of its reservation centers. In addition, we operate other local marketing venues in various high-traffic areas. A significant part of our direct marketing activities are focused on prospects in the Marriott Rewards customer loyalty program database and our in-house database of qualified prospects. We offer guests who do not buy a vacation ownership interest during their initial tour an “Encore” package for a future stay at our resorts. These return guests are nearly twice as likely to purchase as a first-time visitor.
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
We believe consumers place a great deal of trust in the Marriott and Ritz-Carlton brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a prominent presence on the www.marriott.com and www.ritzcarlton.com websites. Our proprietary sites, which include www.marriottvacationsworldwide.com, www.marriottvacationclub.com and www.ritzcarltonclub.com, had over 5.7 million visits in 2016.
Inventory and Development Activities
We secure inventory by building additional phases at our existing resorts, repurchasing inventory in the secondary market, repurchasing inventory as a result of owner loan or maintenance fee defaults, or developing or acquiring resorts in strategic markets. We proactively buy back previously sold vacation ownership interests under our repurchase program at lower costs than would be required to develop new inventory. Efficient use of our capital is achieved through our points-based business model, which allows us to supply many sales locations with new inventory sourced from a small number of resort locations.
We intend to continue to selectively pursue growth opportunities in North America and Asia Pacific by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations in ways that optimize the timing of our capital investments. These capital efficient deal structures may include working with third parties to develop new inventory or to convert previously built units to be sold to us close to when we need such inventory.
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
Management Activities
We enter into a management agreement with the property owners’ association or other governing body at each of our resorts and, when a trust holds resorts or interests in resorts, with the trust’s governing body. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of the budgeted costs to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs, at the locations where we employ the associates providing on-site services.
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
Each management agreement requires the property owners’ association or trust association to provide sufficient funds to pay for the vacation ownership program and operating costs. To satisfy this requirement, owners of vacation ownership interests pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs of operating and maintaining the resorts or interests in the timeshare plan in which they hold a vacation ownership interest, including management fees and expenses, taxes (in some locations), insurance, and other related costs, and the costs of providing program services (such as reservation services). This fee includes a management fee payable to us for providing management services as well as an assessment for funds to be deposited into a capital asset reserve fund and used to renovate, refurbish and replace furnishings, common areas and other resort assets (such as parking lots or roofs) as needed over time. As the owner of completed but unsold vacation ownership inventory, we also pay maintenance fees in accordance with the legal requirements of the jurisdictions applicable to such resorts and programs. In addition, in early phases of development at a resort, we sometimes enter into subsidy agreements with the property owners’ associations under which we agree to pay costs that otherwise would be covered by annual maintenance fees associated with vacation ownership interests or units that have not yet been built. These subsidy arrangements help keep maintenance fees at a reasonable level for owners who purchase in the early stages of development.
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
In our North America segment in 2016, approximately 59 percent of Marriott Vacation Club customers financed their purchase with us. The average loan for our Marriott Vacation Club products totaled approximately $23,400, which represented 86 percent of the average purchase price. Our policy is to require a minimum down payment of 10 percent of the purchase price, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for loans for our Marriott Vacation Club products originated in 2016 was 12.48 percent and the average term was 10.2 years. Interest rates are fixed, and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for a Marriott Vacation Club owner who received a loan in 2016 was $388. We do not impose any prepayment penalties. Generally, loans for The Ritz-Carlton Destination Club products have a significantly higher balance, a longer term and a lower interest rate than loans for our Marriott Vacation Club products.
In 2016, approximately 87 percent of our loans were used to finance U.S.-based products. In our North American business, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2016, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 741; 74 percent had a credit score of over 700, 91 percent had a credit score of over 650 and over 98 percent had a credit score of over 600.
We use other information to determine minimum down payments and interest rates applicable to loans made to purchasers who do not have a credit score or who do not reside within the United States, such as regional historical default rates and currency fluctuation risk.
In the event of a default, we generally have the right to foreclose on or revoke the defaulting owner’s vacation ownership interest. We typically resell interests that we reacquire through foreclosure or revocation or place such interests into one of our points-based programs.
We securitize the majority of the consumer loans we originate in support of our North American business. Historically, we have sold these loans to institutional investors in the asset-backed securities, or ABS, market on a non-recourse basis, completing securitization transactions once or twice each year. These vacation ownership notes receivable securitizations provide funding for us at interest rates similar to those available to companies with investment grade credit ratings, and transfer the economic risks and substantially all the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. During 2016, we completed one securitization transaction, which is discussed in detail in Footnote No. 10, “Debt,” to our Financial Statements. On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize eligible consumer loans. Those loans may later be transferred to term securitization transactions in the ABS market, which we intend to continue to complete at least once per year. Since 2000, we have issued approximately $4.7 billion of debt securities in securitization transactions in the ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.

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
The breadth and depth of our operations enables us to offer a variety of products and to continue to adapt those products to the ever changing needs and preferences of our existing and future customers. For example, in addition to traditional resort experiences, our recently introduced Marriott Vacation Club Pulse brand extension features unique properties that embrace the spirit and culture of their urban locations, creating an authentic sense of place while delivering easy access to local interests, attractions and transportation. We cater to a diverse range of customers through our upscale tier Marriott-branded resorts and our luxury tier Ritz-Carlton branded resorts.
Premier global brands
We believe that our exclusive licenses of the Marriott and Ritz-Carlton brands for use in the vacation ownership business provide us with a meaningful competitive advantage. Marriott International is a leading lodging company with nearly 6,000 hotels in 120 countries, including over 4,000 that participate in the Marriott Rewards and Ritz-Carlton Rewards customer loyalty programs. Consumer confidence in these renowned brands helps us attract and retain guests and owners. In addition, we provide our customers with access to the award-winning Marriott Rewards customer loyalty program. We also utilize the Marriott and Ritz-Carlton websites, www.marriott.com and www.ritzcarlton.com, as relatively low-cost marketing tools to introduce Marriott and Ritz-Carlton guests to our products and rent available inventory.
Loyal, highly satisfied customers
We have a large, highly satisfied customer base. In 2016, based on over 226,000 survey responses, approximately 91 percent of respondents indicated that they were highly satisfied with our products, sales and owner services and their on-site experiences (by selecting 8, 9 or 10 on a 10-point scale). Owner satisfaction is also demonstrated by the fact that our average resort occupancy was over 89 percent in 2016, significantly higher than the overall vacation ownership industry average of nearly 80 percent in 2015, the most recent year for which average resort occupancy data was reported by ARDA. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn generates higher revenues.
Long-standing track record, experienced management and engaged associates
We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. Our seasoned management team is led by Stephen P. Weisz, our President and Chief Executive Officer. Mr. Weisz has served as President of our company since 1996 and has over 44 years of combined experience at Marriott International and Marriott Vacations Worldwide. William J. Shaw, the Chairman of our Board of Directors, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and spent nearly 37 years with Marriott International. Our nine executive officers have an average of over 27 years of total combined experience at Marriott Vacations Worldwide and Marriott International, with half of such total combined experience spent leading our business. We believe our management team’s extensive public company and vacation ownership industry experience has enabled us to achieve solid operating results and will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Our management’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones.

We believe that our associates provide superior customer service, which enhances our competitive position. We leverage outstanding associate engagement and strong corporate culture to deliver positive customer experiences in sales, marketing and resort operations. We survey our associates regularly through an external survey provider to understand their satisfaction and engagement, defined as how passionate employees are about the company’s mission and their willingness to “go the extra mile” to see it succeed. We routinely rank highly compared to other companies participating in such surveys. In 2016, 85 percent of our associates indicated that they were “engaged,” which is seven points above Aon Hewitt’s “Global Best Employer” benchmark of 78 percent. This external benchmark is based on research conducted by Aon Hewitt of more than 500 organizations that are considered to be “Best Employers.”
Segments
Our operations are grouped into three reportable business segments: North America, Europe and Asia Pacific. The “Corporate and Other” information described below includes activities that do not collectively comprise a separate reportable segment. The table below shows our revenue for 2016 for each of our segments and each of our revenue sources (dollars in thousands).

Revenue Source	North America	Europe	Asia Pacific	Total
Vacation ownership sales	$572,305	$24,534	$40,664	$637,503
Resort management and other services	268,766	24,290	10,514	303,570
Financing	118,646	3,293	4,187	126,126
Rental	276,008	19,592	16,471	312,071
Cost reimbursements	394,592	33,912	3,461	431,965
	$1,630,317	$105,621	$75,297	$1,811,235
Financial information by segment and geographic area for 2016, 2015 and 2014 appears in Footnote No. 15, “Business Segments,” to our Financial Statements.
We generally own the unsold vacation ownership inventory at our properties as either a deeded beneficial interest in a real estate land trust, a deeded interest at a specific resort, or a right to use interest in real estate owned or leased by a trust or other property owning or leasing vehicle (these forms of ownership are described in more detail in “Business—Our Products”). With respect to inventory that has not yet been converted into one of these forms of vacation ownership, we generally hold a fee, leasehold or other interest in the underlying real estate rights to the land parcel, building or units corresponding to such inventory. Further, we also own or lease other property at these resorts, including golf courses, fitness, spa and sports facilities, food and beverage outlets, resort lobbies and other common area assets. See Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for more information on our operating leases. Substantially all of our ownership and leasehold interests in these properties, subject to certain exceptions, are pledged as collateral for our Revolving Corporate Credit Facility.
Our Properties
As of December 30, 2016, our portfolio consisted of over 60 properties, with 13,318 vacation ownership villas (“units”) and we had approximately 400,000 owners. The following table shows our vacation ownership and residential properties as of December 30, 2016, and indicates the segment with which such property is associated:

Property	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(1)	Additional Planned Units(2)
47 Park Street - Grand Residences by Marriott	Europe	Urban	London, UK	VO	49	—
Grand Residences by Marriott - Kauai Lagoons	North America	Island/Beach	Kauai, HI	Residential	3	—
Marriott Grand Residence Club, Lake Tahoe	North America	Mountain/Ski	Lake Tahoe, CA	VO	199	—
Marriott Vacation Club at Surfers Paradise	Asia Pacific	Beach	Surfers Paradise, Australia	VO	88	—
Marriott Vacation Club at The Empire Place	Asia Pacific	Urban	Bangkok, Thailand	VO	55	—
Marriott Vacation Club Pulse at Custom House, Boston	North America	Urban	Boston, MA	VO	84	—
Marriott Vacation Club Pulse at The Mayflower, Washington, D.C.	North America	Urban	Washington, D.C.	VO	71	—
Marriott Vacation Club Pulse, New York City(3)	North America	Urban	New York, New York	VO	177	—

Property	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(1)	Additional Planned Units(2)
Marriott Vacation Club Pulse, San Diego	North America	Urban	San Diego, CA	VO	126	138
Marriott Vacation Club Pulse, South Beach	North America	Urban/Beach	Miami, Beach, FL	VO	49	—
Marriott’s Aruba Ocean Club	North America	Island/Beach	Aruba	VO	218	—
Marriott’s Aruba Surf Club	North America	Island/Beach	Aruba	VO	450	—
Marriott’s Barony Beach Club	North America	Beach	Hilton Head, SC	VO	255	—
Marriott’s BeachPlace Towers	North America	Beach	Fort Lauderdale, FL	VO	206	—
Marriott’s Canyon Villas	North America	Golf/Desert	Phoenix, AZ	VO	213	39
Marriott’s Club Son Antem	Europe	Island/Golf	Mallorca, Spain	VO	224	—
Marriott’s Crystal Shores	North America	Island/Beach	Marco Island, FL	VO	71	148
Marriott’s Cypress Harbour	North America	Entertainment	Orlando, FL	VO	510	—
Marriott’s Desert Springs Villas	North America	Golf/Desert	Palm Desert, CA	VO	236	—
Marriott’s Desert Springs Villas II	North America	Golf/Desert	Palm Desert, CA	VO	402	—
Marriott’s Fairway Villas	North America	Golf	Absecon, NJ	VO	180	90
Marriott’s Frenchman’s Cove	North America	Island/Beach	St. Thomas, USVI	VO	155	65
Marriott’s Grand Chateau	North America / Asia Pacific	Entertainment	Las Vegas, NV	VO	656	224
Marriott’s Grande Ocean	North America	Beach	Hilton Head, SC	VO	290	—
Marriott’s Grande Vista	North America	Entertainment	Orlando, FL	VO	900	—
Marriott’s Harbour Club	North America	Beach	Hilton Head, SC	VO	40	—
Marriott’s Harbour Lake	North America	Entertainment	Orlando, FL	VO	312	588
Marriott’s Harbour Point	North America	Beach	Hilton Head, SC	VO	86	—
Marriott’s Heritage Club	North America	Golf	Hilton Head, SC	VO	30	—
Marriott’s Imperial Palms	North America	Entertainment	Orlando, FL	VO	46	—
Marriott’s Kauai Beach Club	North America	Island/Beach	Kauai, HI	VO	232	—
Marriott’s Kauai Lagoons - Kalanipu’u	North America	Island/Beach	Kauai, HI	VO	74	—
Marriott’s Ko Olina Beach Club	North America / Asia Pacific	Island/Beach	Oahu, HI	VO	546	202
Marriott’s Lakeshore Reserve	North America	Entertainment	Orlando, FL	VO	85	254
Marriott’s Legends Edge at Bay Point	North America	Golf	Panama City Beach, FL	VO	83	—
Marriott’s Mai Khao Beach - Phuket	Asia Pacific	Beach	Phuket, Thailand	VO	133	—
Marriott’s Manor Club at Ford’s Colony	North America	Entertainment	Williamsburg, VA	VO	200	—
Marriott’s Marbella Beach Resort	Europe	Beach	Marbella, Spain	VO	288	—
Marriott’s Maui Ocean Club	North America	Island/Beach	Maui, HI	VO	458	—
Marriott’s Monarch	North America	Beach	Hilton Head, SC	VO	122	—
Marriott’s Mountain Valley Lodge	North America	Mountain/Ski	Breckenridge, CO	VO	78	—
Marriott’s MountainSide	North America	Mountain/Ski	Park City, UT	VO	182	—
Marriott’s Newport Coast Villas	North America	Beach	Newport Beach, CA	VO	699	—
Marriott’s Ocean Pointe	North America	Beach	Palm Beach Shores, FL	VO	341	—
Marriott’s OceanWatch Villas at Grande Dunes	North America	Beach	Myrtle Beach, SC	VO	361	—
Marriott’s Oceana Palms	North America	Beach	Singer Island, FL	VO	159	—
Marriott’s Phuket Beach Club	Asia Pacific	Beach	Phuket, Thailand	VO	144	—
Marriott’s Playa Andaluza	Europe	Beach	Estepona, Spain	VO	173	—

Property	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(1)	Additional Planned Units(2)
Marriott’s Royal Palms	North America	Entertainment	Orlando, FL	VO	123	—
Marriott’s Sabal Palms	North America	Entertainment	Orlando, FL	VO	80	—
Marriott’s Shadow Ridge	North America	Golf/Desert	Palm Desert, CA	VO	569	430
Marriott’s St. Kitts Beach Club	North America	Island/Beach	West Indies	VO	88	—
Marriott’s StreamSide	North America	Mountain/Ski	Vail, CO	VO	96	—
Marriott’s Summit Watch	North America	Mountain/Ski	Park City, UT	VO	135	—
Marriott’s Sunset Pointe	North America	Beach	Hilton Head, SC	VO	25	—
Marriott’s SurfWatch	North America	Beach	Hilton Head, SC	VO	195	—
Marriott’s Timber Lodge	North America	Mountain/Ski	Lake Tahoe, CA	VO	264	—
Marriott’s Village d’lle-de-France	Europe	Entertainment	Paris, France	VO	185	—
Marriott’s Villas at Doral	North America	Golf	Miami, FL	VO	141	—
Marriott’s Waiohai Beach Club	North America / Asia Pacific	Island/Beach	Kauai, HI	VO	230	—
Marriott’s Willow Ridge Lodge	North America	Entertainment	Branson, MO	VO	132	282
The Ritz-Carlton Club & Residences, San Francisco
Vacation Ownership	North America	Urban	San Francisco, CA	VO	25	—
Residential	North America	Urban	San Francisco, CA	Residential	57	—
The Ritz-Carlton Club, Aspen Highlands	North America	Mountain/Ski	Aspen, CO	VO	73	—
The Ritz-Carlton Club, Lake Tahoe	North America	Mountain/Ski	Lake Tahoe, CA	VO	11	—
The Ritz-Carlton Club, St. Thomas	North America	Island/Beach	St. Thomas, USVI	VO	105	—
The Ritz-Carlton Club, Vail	North America	Mountain/Ski	Vail, CO	VO	45	—
Total					13,318	2,460
Units Available for Sale(4)					1,147
_________________________

(1)	“Units Built” represents units with a certificate of occupancy that have been constructed or converted under one of our brands.

(2)	“Additional Planned Units” represents units that are being constructed or converted under one of our brands or that we expect to construct or convert in the future.

(3)
During the first quarter of 2016, we entered into a commitment to purchase units at a property in New York, New York, subsequently assumed management of these units and expect to acquire these units, in their current form, over time. See Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for additional information regarding this transaction.

(4)	“Units Available for Sale” represents units to be sold as vacation ownership interests; includes units that we reacquired through foreclosure or our repurchase program.
North America Segment
In our North America segment, we develop, market, sell and manage vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. In 2016, we introduced Marriott Vacation Club Pulse, an extension of the Marriott Vacation Club brand. We also develop, market and sell vacation ownership and related products under The Ritz-Carlton Destination Club brand, as well as whole ownership residential products under The Ritz-Carlton Residences brand.
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
Seasonality
In general, the vacation ownership business is modestly seasonal, with stronger revenue generation during traditional vacation periods, including summer months and major holidays. These seasonal patterns may cause fluctuations in quarterly revenues and margin. Our vacation ownership management business does not experience significant seasonality.
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
Our competitors in the vacation ownership industry range from small vacation ownership companies to large branded hotel companies that operate vacation ownership businesses. In North America and the Caribbean, we typically compete with companies that sell upscale tier vacation ownership products under a lodging or entertainment brand umbrella, such as Westin Vacation Club, Sheraton Vacation Club, Hilton Grand Vacations Club, Hyatt Residence Club, and Disney Vacation Club, as well as numerous regional vacation ownership operators. Our luxury vacation ownership products compete with vacation ownership products offered by Four Seasons, Exclusive Resorts, Timbers Resorts and several other smaller independent companies. In addition, the vacation ownership industry competes generally with other vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry. Innovations that impact the industry may also lead to new products and services that could disrupt our business model and create new and stronger competitors.
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

Recent and potential future consolidation in the highly fragmented timeshare industry may increase competition. For example, ILG, Inc., which operates the Interval International exchange program, acquired Hyatt Residence Club in October 2014 and also acquired the vacation ownership operations of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood,” which includes the Westin and Sheraton brands), now known as Vistana Signature Experiences, Inc. (“Vistana”), in May 2016. Diamond Resorts International, Inc. completed the acquisition of the vacation ownership business of Gold Key Resorts in October 2015 and the acquisition of the vacation ownership business of Intrawest Resort Club Group in January 2016. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.
Competition in the timeshare industry may also increase as private competitors become publicly traded companies or existing publicly traded competitors spin-off their timeshare operations. For example, Hilton Worldwide Holdings Inc. recently completed the spin-off of its timeshare operations and Hilton Grand Vacations Inc. is now a separate publicly traded company. Competitors that are publicly traded companies may benefit from a lower cost of, and greater access to, capital, as well as more focused management attention.
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
Real Estate Development Regulation
Our real estate development activities are regulated under a number of different timeshare, condominium and land sales disclosure statutes in many jurisdictions. We are generally subject to laws and regulations typically applicable to real estate development, subdivision, and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance and taxation. In the United States, these include, with respect to some of our products, the Fair Housing Act and the Americans with Disabilities Act. In addition, we are subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.
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
Lending Regulation
Our lending activities are subject to a number of laws and regulations including those of applicable supervisory agencies such as, in the United States, the Consumer Financial Protection Bureau, the FTC, and the Financial Crimes Enforcement Network. These laws and regulations, some of which contain exceptions applicable to the timeshare industry or may not apply to some of our products, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Consumer Protection Act, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act and the Bank Secrecy Act. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, usury, fair debt collection practices, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.
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
We take our commitment to protecting the environment seriously. We have collaborated with Audubon International to further the “greening” of our resorts in our North America segment through the Audubon Green Leaf Eco-Rating Program for Hotels. The Audubon partnership is just one of several programs incorporated into our green initiatives. We have more than 20 years of energy conservation experience that we have put to use in implementing our environmental strategy across all of our segments. This strategy includes further reducing energy and water consumption, expanding our portfolio of green resorts, including LEED (Leadership in Energy & Environmental Design) certification, educating and inspiring associates and guests to support the environment, and embracing innovation.

Employees
As of December 30, 2016 we had nearly 11,000 employees with an average length of service of approximately seven years. We believe our relations with our employees are very good.
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
Contraction in the global economy or low levels of economic growth could impact our financial results and growth.

Our business and the vacation ownership industry are particularly affected by negative trends in the general economy, and the recovery period in our industry may lag behind overall economic improvement. Demand for vacation ownership industry products and services is closely linked to a number of factors relating to general global, national and regional economic conditions, including perceived and actual economic conditions, exchange rates, availability of credit and business and personal discretionary spending levels. Weakened consumer confidence and limited availability of consumer credit can cause demand for our vacation ownership products to decline, which may reduce our revenue and profitability. Because a significant portion of our expenses, including personnel costs, interest, property taxes and insurance, are relatively fixed, we may not be able to adjust spending quickly enough to offset revenue decreases. Adverse economic conditions may also cause purchaser defaults on our vacation ownership notes receivable to increase. In addition, adverse global and national economic events, as well as significant terrorist attacks, are likely to have a dampening effect on the economy in general, which could negatively affect our financial performance and our stock price.
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
Our reliance on capital efficient transactions to satisfy a portion of our future needs for inventory and additional on-site sales locations may impact our ability to have inventory available for sale when needed.
We have entered into capital efficient transactions in which third parties are responsible for delivering completed units which we will purchase at an agreed upon price in the future. As we continue to execute our strategy to deploy capital efficiently, we will seek to enter into additional transactions to source inventory using similar or new transaction structures. These structures may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into capital efficient transactions do not fulfill their obligations to us, or if they exercise their right to sell inventory to a third party other than us, the inventory we expect to acquire may not be delivered on time or at all, or may not otherwise be within agreed upon specifications. If our capital efficient transaction counterparties do not perform as expected and we do not purchase the expected inventory or obtain inventory from alternative sources on a timely basis, we may not be able to achieve sales forecasts. In addition, we anticipate opening new on-site sales locations in connection with some or all of our new resort locations. If third parties with whom we enter into transactions do not deliver these sales locations as expected, our future sales growth could be negatively impacted.
Our ability to develop, acquire and repurchase vacation ownership inventory may be impaired if we or third parties with whom we do business are unable to access capital when necessary.
The availability of funds for new investments, primarily developing, acquiring or repurchasing vacation ownership inventory, depends in part on liquidity factors and capital markets over which we can exert little, if any, control. We have historically securitized the majority of the consumer loans we originate in support of our North America segment in the ABS market, completing transactions once each year for the past several years. Instability in the financial markets could impact the timing and volume of any securitizations we undertake, as well as the financial terms of such securitizations. Any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations. Such deterioration could also impact our ability to renew the Warehouse Credit Facility, which we must do in order to access funds under that facility after November 2017, on terms favorable to us, or at all. Further, any indebtedness we incur, including indebtedness under our Revolving Corporate Credit Facility or our Warehouse Credit Facility, may adversely affect our ability to obtain additional financing. If we are unable to access these sources of funds, our ability to acquire additional vacation ownership inventory, repurchase vacation ownership interests that our owners propose to sell to third parties, or make other investments in our business could be impaired.
In addition, as discussed above, we intend to continue to use capital efficient structures to optimize the timing of our capital investments. If developers or other third parties are not able to obtain or maintain financing necessary for their operations, we may not be able to enter into transactions using these capital efficient structures.
If the default rates or other credit metrics underlying our vacation ownership notes receivable deteriorate, our vacation ownership notes receivable securitization program could be adversely affected.
Our vacation ownership notes receivable securitization program could be adversely affected if a particular vacation ownership notes receivable pool fails to meet certain ratios, which could occur if the default rates or other credit metrics of the underlying vacation ownership notes receivable deteriorate. Our ability to sell securities backed by our vacation ownership notes receivable depends on the continued ability and willingness of capital market participants to invest in such securities. Asset-backed securities issued in our securitization programs could be downgraded by credit agencies in the future. If a downgrade occurs, our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available. This would decrease our profitability and might require us to adjust our business operations, including by reducing or suspending our provision of financing to purchasers of vacation ownership interests. Sales of vacation ownership interests may decline if we reduce or suspend the provision of financing to purchasers, which may adversely affect our cash flows, revenues and profits.
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
Debt or equity financing may not be available to us on acceptable terms. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or the preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations. If we raise funds through the issuance of additional equity, the ownership percentage of our existing shareholders would be diluted.

The degree to which we are leveraged may have a material adverse effect on our financial position, results of operations and cash flows.
We can borrow up to $200 million under the Revolving Corporate Credit Facility and could also incur additional debt to the extent permitted under the Revolving Corporate Credit Facility. Our ability to make dividend payments to holders of our common stock and to make payments on and refinance our indebtedness, including any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing capital expenditures, (2) limiting financing offered to customers, which could result in reduced sales, and (3) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the vacation ownership industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of our other debt.
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
A failure to keep pace with developments in social media could impair our competitive position.
The proliferation and global reach of social media continues to expand rapidly and could cause us to suffer reputational harm. The continuing evolution of social media presents new challenges and requires us to keep pace with new developments, technology and trends. Negative posts or comments about us, the properties we manage or our brands on any social networking or user-generated review website, including travel and/or vacation property websites, could affect consumer opinions of us and our products, and we cannot guarantee that we will timely or adequately redress such instances.
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
In September 2016, Marriott International completed its acquisition of Starwood. While the acquisition does not impact our rights under the License Agreements, we cannot predict whether changes in the operations of Marriott International that result from the acquisition over time may impact our business. For example, Marriott International announced in September 2016 that it is permitting Marriott Rewards members to link their Marriott Rewards and Starwood Preferred Guest accounts and to transfer points between the two programs. If Marriott International pursues further integration of these loyalty programs, Marriott International may seek changes to the License Agreements. Any changes to the License Agreements could unfavorably impact our business. In addition, our relationship with Marriott International could be adversely impacted by negotiations regarding potential changes to the License Agreements.
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
Recent and potential future consolidation in the highly fragmented timeshare industry may increase competition. For example, ILG, Inc., which operates the Interval International exchange program, acquired Hyatt Residence Club in October 2014 and the vacation ownership operations of Starwood (which includes the Westin and Sheraton brands), now known as Vistana Signature Experiences, Inc., in May 2016. Diamond Resorts International, Inc. completed the acquisition of the vacation ownership business of Gold Key Resorts in October 2015 and the acquisition of the vacation ownership business of

Intrawest Resort Club Group in January 2016. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.
Competition in the timeshare industry may also increase as private competitors become publicly traded companies or existing publicly traded competitors spin-off their timeshare operations. For example, Hilton Worldwide Holdings Inc. recently completed the spin-off of its timeshare operations and Hilton Grand Vacations Inc. is now a separate publicly traded company. Competitors that are publicly traded companies may benefit from a lower cost of, and greater access to, capital, as well as more focused management attention.
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
We conduct business in 30 countries and territories, and our operations outside the United States represented approximately 14 percent of our revenues, excluding cost reimbursements, in 2016. International properties and operations expose us to a number of additional challenges and risks, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business:

•	complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions;

•	increases in anti-American sentiment and the identification of our brands as American brands;

•	U.S. laws that affect the activities of U.S. companies abroad;

•	the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws;

•	limitations on our ability to repatriate non-U.S. earnings in a tax-effective manner;

•	the difficulties involved in managing an organization doing business in many different countries;

•	uncertainties as to the enforceability of contract and intellectual property rights under local laws;

•	rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;

•	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;

•	forced nationalization of resort properties by local, state or national governments; and

•	other exposure to local economic risks.
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
Third-party reservation channels may negatively affect our rental revenues.
Some of our rental customers book their stays at our resorts through third-party internet travel intermediaries, such as expedia.com, orbitz.com and booking.com, as well as lesser-known and/or newly emerging online travel service providers. If the percentage of bookings through these intermediaries increases, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize lodging by increasing the importance of price and general indicators of quality (such as “three-star property”) at the expense of brand identification. These intermediaries also generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. Additionally, consumers can book stays at our resorts through other distribution channels, including travel agents, travel membership associations and meeting procurement firms. Over time, consumers may develop loyalties to these third-party reservation systems rather than to our booking channels. Although we expect to derive most of our business from traditional channels and our websites (and those of Marriott International and the Ritz-Carlton Hotel Company), our business and profitability could be adversely affected if customer loyalties change significantly, diverting bookings away from our resorts.
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
We may not be successful in maintaining compliance with all laws, regulations and policies to which we are currently subject, and the cost of compliance with such laws, regulations and policies could be significant. The laws, regulations and policies to which we are subject may change or be subject to different interpretation in the future, including in ways that could negatively impact our business. Failure to comply with current or future applicable laws, regulations and policies could have a material adverse effect on our business. For example, if we do not comply with applicable laws, governmental authorities in the jurisdictions where the violations occurred may revoke or refuse to renew licenses or registrations we must have in order to operate our business. Failure to comply with applicable laws could also render sales contracts for our products void or voidable, subject us to fines or other sanctions and increase our exposure to litigation.
Changes in tax regulations or their interpretation could reduce our profits or increase our costs.
Jurisdictions in which we do business may at any time review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way that we structure them. For example, the effective tax rates of most U.S. companies reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. In addition, interpretation of tax regulations requires us to exercise our judgment and taxing authorities or our independent registered public accounting firm may reach conclusions about the application of such regulations that differ from our conclusions. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, we could be placed at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
Changes in privacy laws could adversely affect our ability to market our products effectively.
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
Selling vacation ownership interests in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. We currently sell vacation ownership interests denominated in points from a small number of trust entities in each of our North America and Asia Pacific business segments, which concentrates the primary source of inventory for each of these segments. In contrast, under our prior business model, we sold weeks-based vacation ownership interests tied to specific resorts; we thus had more sources of inventory (i.e., resorts), and the risk of inventory depletion was diffused among those sources of inventory.
Temporary depletion of inventory available for sale can be caused by three primary factors: (1) delayed delivery of inventory under construction by us or third parties; (2) delayed receipt of required governmental registrations of inventory for sale; and (3) significant unanticipated increases in sales pace. If the inventory available for sale for a particular trust were to be depleted before new inventory is added and available for sale, we would be required to temporarily suspend sales until inventory is replenished. While we seek to avoid the risk of temporary inventory depletion by maintaining a surplus supply of completed inventory based on our forecasted sales pace, as well as by employing other mitigation strategies such as accelerating completion of resorts under construction, acquiring vacation ownership interests on the secondary market, or reducing sales pace by adjusting prices or sales incentives, any temporary suspension of sales due to lack of inventory could reduce our cash flow and have a negative impact on our results of operations.

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
We enter into a management agreement with the property owners’ association or other governing body at each of our resorts and, when a trust holds resorts or interests in resorts, with the trust’s governing body. The management fee is typically based on either a percentage of the budgeted costs to operate such resorts or a fixed fee arrangement. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs at the locations where we employ the associates providing on-site services. The terms of our management agreements typically range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides notice of termination before the expiration of the term. Any of these management contracts may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. Upon non-renewal or termination of our management agreement for a particular resort, the resort ceases to be part of our system and we lose the management fee revenue associated with the resort. If a management agreement is terminated or not renewed on favorable terms, our cash flows, revenues and profits could be adversely affected.

Damage to, or other potential losses involving, properties that we own or manage may not be covered by insurance.
Market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. As a result, the cost of our insurance may increase and our coverage levels may decrease. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of owners of vacation ownership interests or in some cases may not provide a recovery for any part of a loss due to deductible limits, policy limits, coverage limits or other factors. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated under guarantees or other financial obligations related to the property.
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
We believe that our future growth depends, in part, on the continued services of our senior management team, including our President and Chief Executive Officer, Stephen P. Weisz, and on our ability to successfully implement succession plans for members of our senior management team. The loss of any members of our senior management team for whom we do not have a succession plan, or the failure to identify successors for such positions, could adversely affect our strategic and customer relationships and impede our ability to execute our business strategies.
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
As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the obligation of our management to report on its assessment of the effectiveness of our internal control over financial reporting. Establishment of new infrastructure and systems may impact our ability to favorably assess the effectiveness of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

Our use of different estimates and assumptions in the application of our accounting policies could result in material changes to our reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact our reported results of operations.
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue and determination of cost of sales, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. For example, we are currently assessing the impact that the issuance of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as amended, which is intended to significantly enhance comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues, will have on our financial statements.
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
In connection with the Spin-Off, we agreed to indemnify Marriott International for certain taxes and related losses resulting from, among other things, breach of our covenants and representations in the documents submitted to the IRS and the separation documents between Marriott International and us. In addition, if the distribution fails to qualify as a tax-free transaction for reasons other than those specified in the Spin-Off tax indemnification provisions, liability for any resulting taxes related to the distribution will be apportioned between Marriott International and us based on the relative fair market values of Marriott International and us. We also agreed to indemnify Marriott International for certain lost tax benefits if Marriott International is not able to recognize, for U.S. federal income tax purposes, significant built-in losses in properties used in the vacation ownership and related residential businesses. The amount of any future indemnification payments could be substantial.

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
As of December 30, 2016, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. These properties are described in Part I, Item 1, “Business,” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own all unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.
In addition, we own or lease our regional offices and sales centers, both in the United States and internationally. Our corporate headquarters in Orlando, Florida consists of approximately 160,000 square feet of leased space in two buildings, under a lease expiring in August 2021. We also own an office facility in Lakeland, Florida consisting of approximately 125,000 square feet.

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

	Stock Price		Dividends Declared Per Share
	High	Low
2016
Quarter ended March 25, 2016	$70.29	$45.95	$0.30
Quarter ended June 17, 2016	$69.97	$56.33	$0.30
Quarter ended September 9, 2016	$80.27	$61.87	$0.30
Quarter ended December 30, 2016	$89.94	$59.36	$0.35
2015
Quarter ended March 27, 2015	$83.85	$70.00	$0.25
Quarter ended June 19, 2015	$90.88	$77.70	$0.25
Quarter ended September 11, 2015	$93.40	$65.70	$0.25
Quarter ended January 1, 2016	$74.63	$55.27	$0.30
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
Holders of Record
On February 10, 2017, there were 24,435 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these record holders; however, we believe that there were approximately 38,000 beneficial owners of our common stock as of February 10, 2017.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 10, 2016 – October 7, 2016	—	$—		—	1,244,882
October 8, 2016 – November 4, 2016	17,511	$826.36	(2)	17,511	1,227,371
November 5, 2016 – December 2, 2016	—	$—		—	1,227,371
December 3, 2016 – December 30, 2016	—	$—		—	1,227,371
Total	17,511	$826.36		17,511	1,227,371
_________________________

(1)
On February 9, 2017, our Board of Directors extended our existing share repurchase program to September 30, 2017. On February 11, 2016, our Board of Directors approved the repurchase of up to an additional 2,000,000 shares of our common stock under our existing share repurchase program. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 8,900,000 shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

(2)
During the second quarter of 2016, pursuant to our existing share repurchase program, we entered into an accelerated share repurchase agreement (the “ASR”) with a financial institution to repurchase shares of our common stock. Under the agreement, we paid $85.0 million to the financial institution and received 1,186,428 shares at an average price of $71.64 per share. Because we accounted for the ASR as two separate transactions, a purchase of treasury stock and a forward contract indexed to our common stock, we recorded $70.5 million as the purchase price for the 1,168,917 shares we received on June 16, 2016 upon the commencement of the ASR, and $14.5 million as the purchase price for the 17,511 shares we received on October 12, 2016 upon the completion of the ASR.

Performance Graph
The above graph compares the relative performance of our common stock, the S&P SmallCap 600 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. The graph assumes that $100 was invested in our common stock and each index on December 30, 2011. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data
The following tables present a summary of selected historical consolidated financial data for the periods indicated below. The selected historical consolidated statements of income data for fiscal years 2016, 2015 and 2014 and the selected consolidated balance sheet data for fiscal years 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated statement of income data for fiscal years 2013 and 2012 and the selected consolidated balance sheet data for fiscal years 2014, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Annual Report.
The following selected historical financial and other data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Financial Statements and related notes included elsewhere in this Annual Report. All fiscal years included 52 weeks, except for 2013, which included 53 weeks.

	Fiscal Years
(in thousands, except per share amounts)	2016	2015(1)	2014(1)	2013	2012
Statement of Income Data:
Total revenues	$1,811,235	$1,813,781	$1,716,016	$1,749,688	$1,638,775
Total revenues net of total expenses	225,271	218,003	156,498	143,920	37,971
Net income	137,348	122,799	80,756	79,730	6,149
Basic earnings per common share	$4.93	$3.90	$2.40	$2.25	$0.19
Shares used in computing basic earnings per share	27,882	31,487	33,665	35,373	34,357
Diluted earnings per common share	$4.83	$3.82	$2.33	$2.18	$0.18
Shares used in computing diluted earnings per share	28,422	32,168	34,635	36,621	36,183
Balance Sheet Data:
Total assets	$2,391,419	$2,399,718	$2,530,579	$2,623,230	$2,604,571
Total debt, net	737,224	678,793	703,013	670,619	671,300
Total mandatorily redeemable preferred stock of consolidated subsidiary, net	—	38,989	38,816	38,643	38,470
Total liabilities	1,483,600	1,423,451	1,450,876	1,414,493	1,466,175
Total equity	907,819	976,267	1,079,703	1,208,737	1,138,396
Cash dividends declared per common share	$1.25	$1.05	$0.25	$—	$—
Other Data:
Contract sales(2):
Vacation ownership	$723,634	$699,884	$698,765	$679,089	$686,768
Residential products	—	28,420	14,514	14,813	996
Total contract sales	$723,634	$728,304	$713,279	$693,902	$687,764
_________________________

(1)
Data presented herein has been restated for certain previously unrecorded immaterial presentation errors to our Financial Statements. Refer to Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for further information.

(2)
Contract sales consist of the total amount of vacation ownership product sales under purchase agreements signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period. In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Statements of Income due to the requirements for revenue recognition described in Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition together with our audited historical consolidated financial statements and accompanying notes that we have included elsewhere in this Annual Report, as well as the discussion in the section of this Annual Report entitled “Business.” This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those we discuss in the sections of this Annual Report entitled “Risk Factors” and “Special Note About Forward-Looking Statements.”
Our consolidated financial statements, which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Annual Report may not, however, necessarily reflect what our financial condition, results of operations and cash flows may be in the future.
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
In 2016, we introduced Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand, which features unique properties that embrace the spirit and culture of their urban locations, creating an authentic sense of place while delivering easy access to local interests, attractions and transportation.
Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of December 30, 2016, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory. See “Business—Segments” for further details regarding our individual properties by segment.
As described in Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements included in this Annual Report, the Financial Statements discussed below reflect our historical financial position, results of operations and cash flows as we have historically operated, in conformity with GAAP. In addition, beginning in 2017, our fiscal year will be the same as the corresponding calendar year, except that the 2017 fiscal year will begin on December 31, 2016 and end on December 31, 2017.
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

We report, on a supplemental basis, contract sales for each of our three segments. Contract sales consist of the total amount of vacation ownership product sales under purchase agreements signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period. In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our Statements of Income due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
Cost of vacation ownership products includes costs to develop and construct our projects (also known as real estate inventory costs) as well as other non-capitalizable costs associated with the overall project development process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or real estate inventory costs for the project in a period, a non-cash adjustment is recorded on our Statements of Income to true-up costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-up activity, will have a positive or negative impact on our Statements of Income.
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
We provide day-to-day-management services, including housekeeping services, operation of reservation systems, maintenance, and certain accounting and administrative services for property owners’ associations. We receive compensation for these management services; this compensation is typically based on either a percentage of the budgeted costs to operate the resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy.
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

	Fiscal Years
	2016	2015	2014
Average FICO score	741	736	730
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
Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. Due to weakened economic conditions and our elimination of historical financing incentive programs, financing propensity declined significantly through 2009 and then remained stable at 40 to 45 percent through early 2015. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. Financing propensity was 60.1 percent in 2016, following our implementation of new incentive programs in the first half of 2015 to help increase financing propensity. We expect financing propensity in 2017 to continue at similar levels to 2016 as we continue to offer the financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.

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

	Fiscal Years
	2016	2015	2014
Historical default rates	3.8%	3.5%	3.9%
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
Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternative usage options, including Marriott Rewards Points and offerings available as part of the Explorer Collection, for owners who elect to exchange their inventory;

•	Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services); and

•	Costs associated with the banking and borrowing usage option that is available under our points-based programs.
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

Consolidated Results
The following discussion presents an analysis of our results of operations for 2016, 2015 and 2014.

	Fiscal Years
($ in thousands)	2016	2015	2014
REVENUES
Sale of vacation ownership products	$637,503	$675,329	$647,488
Resort management and other services	303,570	295,547	278,517
Financing	126,126	124,033	128,909
Rental	312,071	312,997	264,307
Cost reimbursements	431,965	405,875	396,795
TOTAL REVENUES	1,811,235	1,813,781	1,716,016
EXPENSES
Cost of vacation ownership products	155,093	204,299	196,444
Marketing and sales	353,295	330,599	315,410
Resort management and other services	174,311	180,072	177,138
Financing	21,380	24,194	24,148
Rental	260,752	259,729	237,920
General and administrative	104,833	106,104	100,916
Litigation settlement	(303)	(232)	19,494
Organizational and separation related	—	1,174	3,438
Consumer financing interest	23,685	24,658	26,464
Royalty fee	60,953	58,982	59,970
Impairment	—	324	1,381
Cost reimbursements	431,965	405,875	396,795
TOTAL EXPENSES	1,585,964	1,595,778	1,559,518
Gains and other income	11,201	9,557	5,171
Interest expense	(8,912)	(12,810)	(11,692)
Other	(4,632)	(8,253)	614
INCOME BEFORE INCOME TAXES	222,928	206,497	150,591
Provision for income taxes	(85,580)	(83,698)	(69,835)
NET INCOME	$137,348	$122,799	$80,756

Contract Sales
2016 Compared to 2015

	Fiscal Years
($ in thousands)	2016	2015	Change	% Change
Contract Sales
Vacation ownership
North America	$645,277	$631,403	$13,874	2%
Europe	31,174	34,376	(3,202)	(9%)
Asia Pacific	47,183	34,105	13,078	38%
	723,634	699,884	23,750	3%
Residential products
Asia Pacific	—	28,420	(28,420)	(100%)
	—	28,420	(28,420)	(100%)

Total contract sales	$723,634	$728,304	$(4,670)	(1%)
We estimate that the effects of Hurricane Matthew negatively impacted North America contract sales by approximately $8.1 million in the fourth quarter of 2016. Adjusting for that impact, total contract sales, excluding residential contract sales, would have increased by approximately 4.5 percent for the full year.
The changes in contract sales are described within the discussions of our segment results below.
2015 Compared to 2014

	Fiscal Years
($ in thousands)	2015	2014	Change	% Change
Contract Sales
Vacation ownership
North America	$631,403	$619,688	$11,715	2%
Europe	34,376	45,171	(10,795)	(24%)
Asia Pacific	34,105	33,906	199	1%
	699,884	698,765	1,119	—%
Residential products
North America	—	14,514	(14,514)
Asia Pacific	28,420	—	28,420
	28,420	14,514	13,906	96%

Total contract sales	$728,304	$713,279	$15,025	2%
The changes in contract sales are described within the discussions of our segment results below.

Sale of Vacation Ownership Products
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Contract sales	$723,634	$728,304	$(4,670)	(1%)
Revenue recognition adjustments:
Reportability	(7,547)	(1,652)	(5,895)
Sales reserve	(48,274)	(32,999)	(15,275)
Other(1)	(30,310)	(18,324)	(11,986)
Sale of vacation ownership products	$637,503	$675,329	$(37,826)	(6%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a $7.5 million negative impact in 2016, compared to a $1.7 million negative impact in 2015. The unfavorable impact compared to 2015 was due to an increase in the amount of sales that remained in the rescission period at the end of 2016 as compared to 2015.
The higher sales reserve reflected an increase in sales reserve in our North America segment due to the higher financing propensity and Latin American default activity and, to a lesser extent, the higher vacation ownership contract sales, as well as a higher sales reserve in our Asia Pacific segment due to an unfavorable sales reserve adjustment to correct an immaterial error in 2016 with respect to historical static pool data as well as the increase in contract sales.
The increase in other adjustments was primarily driven by an increase in the utilization of plus points as a sales incentive in our North America segment compared to 2015. These revenues are deferred and recognized as rental revenue when those points are redeemed or expire.
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
Revenue reportability had a $1.7 million negative impact in 2015, compared to a $15.5 million negative impact in 2014 due to fewer sales meeting the down payment requirements for revenue reportability and more sales in the rescission period at the end of 2014. The higher sales reserve was driven by the higher vacation ownership contract sales and the impact of higher financing propensity in our North America segment, partially offset by a decrease in the estimated default activity in our North America segment compared to 2014.

Development Margin
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Sale of vacation ownership products	$637,503	$675,329	$(37,826)	(6%)
Cost of vacation ownership products	(155,093)	(204,299)	49,206	24%
Marketing and sales	(353,295)	(330,599)	(22,696)	(7%)
Development margin	$129,115	$140,431	$(11,316)	(8%)
Development margin percentage	20.3%	20.8%	(0.5 pts)
The decrease in development margin reflected the following:

•	$12.0 million of pre-opening and startup expenses incurred in 2016 in support of six new sales locations, five in our North America segment and one in our Asia Pacific segment;

•
$10.2 million of higher sales reserves in 2016 due to the increase in financing propensity and Latin American default activity in our North America segment, higher contract sales in our North America and Asia Pacific segments and a higher reserve in our Asia Pacific segment due to an unfavorable sales reserve adjustment to correct an immaterial error in 2016 with respect to historical static pool data;

•
$8.6 million of additional deferred revenue in 2016 due to higher usage of plus points as a sales incentive in our North America segment; this revenue will be recognized as rental revenue when the plus points are redeemed or expire;

•
$5.9 million of lower residential contract sales volume net of expenses (there were no residential contract sales in 2016, compared to $28.4 million of residential contract sales in our Asia Pacific segment in 2015);

•	$3.7 million of greater negative revenue reportability impact compared to 2015;

•	$0.6 million of higher development expenses in 2016 due to fewer costs being capitalized in 2016; and

•
$0.3 million of higher marketing and sales costs in 2016 due to investment in new programs to help generate future incremental tour volumes, partially offset by lower marketing and sales compensation related costs.

These decreases in development margin were partially offset by the following:

•	$17.4 million from a favorable mix of lower cost real estate inventory being sold in 2016;

•
$7.5 million of higher favorable product cost true-up activity ($14.8 million in 2016 compared to $7.3 million in 2015) of which $4.1 million resulted from projected increases in development revenue primarily due to a reduction in our estimated future sales incentive costs and $3.4 million resulted from lower development spending for completion of common elements at multiple projects; and

•	$5.1 million of higher vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).
The 0.5 percentage point decrease in the development margin percentage reflected a 1.8 percentage point decline due to higher marketing and sales spending from pre-opening and startup expenses, a 1.2 percentage point decline due to the higher sales reserve activity, a 0.9 percentage point decline due to the higher usage of plus points as a sales incentive and a 0.3 percentage point decrease due to the higher unfavorable revenue reportability, in each case, year-over-year. These declines were partially offset by a 2.6 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in 2016 and a 1.1 percentage point increase due to the higher favorable product cost true-up activity year-over-year.

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Sale of vacation ownership products	$675,329	$647,488	$27,841	4%
Cost of vacation ownership products	(204,299)	(196,444)	(7,855)	(4%)
Marketing and sales	(330,599)	(315,410)	(15,189)	(5%)
Development margin	$140,431	$135,634	$4,797	4%
Development margin percentage	20.8%	20.9%	(0.1 pts)
The increase in development margin reflected the following:

•	$8.6 million from higher revenue reportability compared to 2014;

•
$4.0 million of lower development expenses due to more costs being capitalized in 2015 compared to 2014 and the disposition of land and related assets in Kauai, Hawaii in the fourth quarter of 2014 and second quarter of 2015 and at The Abaco Club on Winding Bay (“The Abaco Club”), in the Bahamas, in the third quarter of 2014;

•
$3.1 million from higher residential contract sales ($5.9 million from the sale of residential inventory in our Asia Pacific segment in 2015 compared to $2.8 million from the sale of residential inventory in our North America segment in 2014); and

•	$0.8 million from higher favorable product cost true-up activity ($7.3 million in 2015 compared to $6.5 million in 2014).
These increases in development margin were partially offset by the following:

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

•	$1.8 million of higher sales reserves in 2015, including $1.0 million in our Asia Pacific segment and $0.7 million in our North America segment due to the increase in financing propensity.
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

Resort Management and Other Services Revenues, Expenses and Margin
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Management fee revenues	$83,260	$77,612	$5,648	7%
Other services revenues	220,310	217,935	2,375	1%
Resort management and other services revenues	303,570	295,547	8,023	3%
Resort management and other services expenses	(174,311)	(180,072)	5,761	3%
Resort management and other services margin	$129,259	$115,475	$13,784	12%
Resort management and other services margin percentage	42.6%	39.1%	3.5 pts
The increase in resort management and other services revenues reflected $6.1 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the dues charged for each owner recognition level, $5.6 million of higher management fees (net of $0.1 million negative foreign exchange impact in our Europe segment) and $0.5 million of higher other revenues, as compared to 2015. These increases were partially offset by $1.4 million of lower customer service fees, $1.1 million of lower ancillary revenues, $1.1 million of lower settlement and lien fees due to a decrease in the number of contracts closed and fewer lien fees assessed and $0.7 million of lower brand fees due to fewer closings. The decrease in ancillary revenues included $1.2 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia due to the sale of the property, $1.1 million of lower revenues due to outsourcing the operation of one restaurant in our North America segment, $1.0 million of lower ancillary revenues from food and beverage and golf offerings at our other resorts and $0.8 million of lower revenue at the operating property in San Diego, California due to the conversion of the property to vacation ownership inventory, partially offset by $2.9 million of ancillary revenues in 2016 at the property in New York that we did not operate in 2015.
The improvement in the resort management and other services margin reflected the changes in revenue and $5.8 million of lower expenses. The lower expenses included $3.9 million of lower customer service and exchange company expenses, $3.1 million of lower ancillary expenses from food and beverage and golf offerings at our resorts, $0.9 million of lower expenses due to outsourcing the operation of one restaurant in our North America segment, $0.6 million of lower expenses from the operation of the ancillary businesses at the operating property in Surfers Paradise, Australia, $0.3 million of lower refurbishment management expenses incurred from managing the refurbishment projects at our properties and $0.3 million of lower other expenses, partially offset by $3.3 million of expenses from the operation of the ancillary businesses at the property in New York in 2016.
The ancillary revenue producing portions of the operating property in Surfers Paradise, Australia were included in the sale of the portion of the operating property completed in the second quarter of 2016. Therefore, we do not anticipate future ancillary revenues or expenses at this property. See Footnote No. 5, “Acquisitions and Dispositions” to our Financial Statements for further information related to this transaction.
2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Management fee revenues	$77,612	$73,936	$3,676	5%
Other services revenues	217,935	204,581	13,354	7%
Resort management and other services revenues	295,547	278,517	17,030	6%
Resort management and other services expenses	(180,072)	(177,138)	(2,934)	2%
Resort management and other services margin	$115,475	$101,379	$14,096	14%
Resort management and other services margin percentage	39.1%	36.4%	2.7 pts

The increase in resort management and other services revenues reflected $4.0 million of higher ancillary revenues, $3.7 million of higher management fees (net of $1.1 million negative foreign exchange impact in our Europe segment), $3.4 million of higher refurbishment management revenues earned from managing the refurbishment projects at our properties, $2.4 million of higher resales commission and other revenues, $2.1 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program and $1.7 million of higher settlement and lien fees due to an increase in the number of contracts closed and higher assessed lien fees, partially offset by $0.3 million of lower other revenues. The increase in ancillary revenues included a $6.9 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts, $7.4 million of ancillary revenues at the operating property in Surfers Paradise, Australia acquired in the third quarter of 2015 and $2.0 million of ancillary revenues at the operating property in San Diego, California acquired in the first quarter of 2015. These increases were partially offset by an $8.9 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing of the operation of a restaurant during the prior year, as well a $3.4 million decline from the changes in foreign exchange rates in our Europe segment.
The improvement in the resort management and other services margin reflected the changes in revenue, partially offset by $2.9 million of higher expenses, including $9.8 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues from our existing resorts in 2015, $6.1 million from the operation of the ancillary businesses at the operating property in Surfers Paradise, Australia, $2.5 million of higher refurbishment management expenses incurred from managing the refurbishment projects at our properties, $1.6 million from the operation of the ancillary businesses at the operating property in San Diego, California and $1.0 million of higher other expenses, partially offset by $14.4 million of ancillary expense savings from the dispositions, closure and outsourcing noted above and $3.7 million from the changes in foreign exchange rates in our Europe segment.
Financing Revenues, Expenses and Margin
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Interest income	$120,113	$118,020	$2,093	2%
Other financing revenues	6,013	6,013	—	—%
Financing revenues	126,126	124,033	2,093	2%
Financing expenses	(21,380)	(24,194)	2,814	12%
Consumer financing interest expense	(23,685)	(24,658)	973	4%
Financing margin	$81,061	$75,181	$5,880	8%
Financing propensity	60.1%	49.9%
The increase in financing revenues was due to a $22.8 million increase in the average gross vacation ownership notes receivable balance, partially offset by a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable.
The increase in financing margin reflected the higher financing revenues, as well as lower financing expenses and lower consumer financing interest expense. The lower consumer financing interest expense was due to a lower average interest rate on outstanding debt balances ($1.4 million), partially offset by a higher average outstanding debt balance including draw downs on the Warehouse Credit Facility in 2016 ($0.4 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.
The increase in financing propensity resulted from the use of incentive programs during all of 2016 as compared to during only a portion of 2015. We expect financing propensity in 2017 to continue at similar levels to 2016 as we continue to offer the financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Interest income	$118,020	$122,551	$(4,531)	(4%)
Other financing revenues	6,013	6,358	(345)	(5%)
Financing revenues	124,033	128,909	(4,876)	(4%)
Financing expenses	(24,194)	(24,148)	(46)	—%
Consumer financing interest expense	(24,658)	(26,464)	1,806	7%
Financing margin	$75,181	$78,297	$(3,116)	(4%)
Financing propensity	49.9%	43.6%
The decrease in financing revenues was due to a $48.4 million decline in the average gross vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.
The decline in financing margin reflects the lower financing revenues, partially offset by lower consumer financing interest expense. The lower consumer financing interest expense was due to a lower average interest rate on outstanding debt balances ($2.2 million), partially offset by an increase in the outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($0.4 million). The lower average interest rate reflected the continued pay down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.
The increase in financing propensity resulted from new incentive programs implemented in the first half of 2015, which helped increase financing propensity from the 40 to 45 percent average achieved in recent years.
Rental Revenues, Expenses and Margin
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Rental revenues	$312,071	$312,997	$(926)	—%
Unsold maintenance fees — upscale	(66,111)	(55,397)	(10,714)	(19%)
Unsold maintenance fees — luxury	(2,391)	(7,733)	5,342	69%
Unsold maintenance fees	(68,502)	(63,130)	(5,372)	(9%)
Other rental expenses	(192,250)	(196,599)	4,349	2%
Rental margin	$51,319	$53,268	$(1,949)	(4%)
Rental margin percentage	16.4%	17.0%	(0.6 pts)

	Fiscal Years		Change	% Change
	2016	2015
Transient keys rented(1)	1,206,118	1,179,905	26,213	2%
Average transient key rate	$216.57	$219.45	$(2.88)	(1%)
Resort occupancy	89.1%	89.0%	0.1 pts
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia prior to conversion to vacation ownership inventory.

The decrease in rental revenues was due to $4.3 million of lower revenue at our operating property in San Diego, California due to rooms being unavailable to rent during the conversion of the property to vacation ownership inventory and a company-wide 1 percent decrease in average transient rate ($3.4 million) due to the mix of inventory available for rent, partially offset by a $3.7 million increase in preview keys and other revenue and a company-wide 1 percent increase in transient keys rented ($3.1 million), both of which were primarily due to a 1 percent increase in available keys.

The decrease in rental margin reflected a $2.2 million favorable charge in 2015 associated with Marriott Rewards Points issued prior to the Spin-Off and a $1.4 million decline at the operating property in Surfers Paradise, Australia primarily due to unsold maintenance fees in 2016 incurred after conversion of the property to vacation ownership inventory, partially offset by $1.7 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options and unsold maintenance fees.
2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Rental revenues	$312,997	$264,307	$48,690	18%
Unsold maintenance fees — upscale	(55,397)	(51,328)	(4,069)	(8%)
Unsold maintenance fees — luxury	(7,733)	(9,639)	1,906	20%
Unsold maintenance fees	(63,130)	(60,967)	(2,163)	(4%)
Other rental expenses	(196,599)	(176,953)	(19,646)	(11%)
Rental margin	$53,268	$26,387	$26,881	102%
Rental margin percentage	17.0%	10.0%	7.0 pts

	Fiscal Years
	2015	2014	Change	% Change
Transient keys rented(1)	1,179,905	1,114,370	65,535	6%
Average transient key rate	$219.45	$211.68	$7.77	4%
Resort occupancy	89.0%	89.4%	(0.4 pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to a company-wide 6 percent increase in transient keys rented ($13.9 million) primarily sourced from a 7 percent increase in available keys, a company-wide 4 percent increase in average transient rate ($9.2 million) driven by stronger consumer demand, $5.2 million of higher plus points revenue (which is recognized when the points are redeemed or expire) and a $4.0 million increase in preview keys and other revenue. In addition, we generated $9.4 million of revenue at the operating property in San Diego, California acquired during the first quarter of 2015 and $7.0 million of revenue at the operating property in Surfers Paradise, Australia acquired in the third quarter of 2015.
The increase in rental margin reflected $19.1 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as $6.5 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off ($2.2 million favorable adjustment in 2015 compared to $4.3 million unfavorable charge in 2014) and the $5.2 million increase in plus points revenue, partially offset by a $2.9 million loss at the operating property in San Diego, California and a $1.0 million loss at the operating property in Surfers Paradise, Australia.
Cost Reimbursements
2016 Compared to 2015
Cost reimbursements increased $26.1 million, or 6.4 percent, over 2015, reflecting an increase of $20.6 million due to higher costs and $6.2 million due to additional managed unit weeks in 2016, partially offset by a $0.7 million negative impact from foreign exchange rates in our Europe segment.
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
General and Administrative
2016 Compared to 2015
General and administrative expenses decreased $1.3 million due to $4.0 million of lower personnel related and other expenses, $2.5 million of lower litigation costs and $1.8 million of lower refurbishment costs compared to 2015, partially offset by $7.0 million of higher information technology project costs. The lower personnel related and other expenses includes lower compensation related costs and savings due to cost containment efforts, partially offset by annual merit and inflationary cost increases.
2015 Compared to 2014
General and administrative expenses increased $5.2 million and were driven by $3.4 million of higher personnel related and other costs net of lower depreciation and cost savings and $1.8 million of refurbishment costs in 2015.
Litigation Settlement
2016
During the first quarter of 2016, we reversed the remaining $0.3 million of an accrual related to the 2014 agreement in principle regarding The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”) discussed below because actual costs incurred were lower than expected.
2015
During the first quarter of 2015, we reversed $0.3 million of an accrual related to the sale of The Abaco Club in the Bahamas in the fourth quarter of 2014 discussed below because actual costs incurred were lower than expected.
2014
During the fourth quarter of 2014, we completed the sale of The Abaco Club in the Bahamas. As a result of the sale we recorded a loss of $23.8 million, which is included in the Litigation settlement line on the Statement of Income. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for further information related to this transaction.
During the third quarter of 2014, an agreement in principle was reached to settle an action related to the RCC San Francisco. As a result of the agreement in principle, we recorded a charge of $3.2 million, which is included in the Litigation settlement line on the Statement of Income.
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
Royalty Fee
2016 Compared to 2015
Royalty fee expense increased $2.0 million in 2016 (from $59.0 million in 2015 to $61.0 million in 2016), and included $2.2 million of higher costs due to an increase in initial sales of our real estate inventory, which carry a higher royalty fee as compared to sales of pre-owned inventory (two percent compared to one percent), and a $0.1 million increase in the fixed portion of the royalty fee late in 2016, partially offset by $0.3 million of lower costs due to a lower number of closings in 2016 as compared to 2015.
2015 Compared to 2014
Royalty fee expense decreased $1.0 million in 2015 (from $60.0 million in 2014 to $59.0 million in 2015), and included $2.0 million of lower costs due to a higher portion of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our real estate inventory (one percent versus two percent), partially offset by $1.0 million of higher costs due to higher closings in 2015. Royalty fee expense decreased despite higher sales of our real estate inventory, as the $28.4 million of residential contract sales in our Asia Pacific segment were unbranded and did not require us to pay a royalty fee.

Gains and Other Income
2016 Compared to 2015 and 2015 Compared to 2014
Gains and other income of $11.2 million during 2016 included a $10.5 million gain on the disposition of excess inventory at the RCC San Francisco, the reversal of the remaining $1.7 million accrual associated with the disposition of a golf course and related assets in Kauai, Hawaii because we no longer expect to incur additional costs in connection with this sale and a $0.9 million loss on the sale of the portion of the operating property in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory.
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
Interest Expense
2016 Compared to 2015
Interest expense decreased $3.9 million due to a $3.4 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International and a $0.5 million decrease in other interest expense. Due to the payoff of the liability associated with the Marriott Rewards customer loyalty program in 2015 and the redemption of the mandatorily redeemable preferred stock of a consolidated subsidiary in 2016, we will not incur further interest expense associated with these liabilities in the future.
2015 Compared to 2014
Interest expense increased $1.1 million due to $2.5 million of lower capitalized interest costs because we had fewer projects under construction in 2015 compared to 2014 due to the use of capital efficient structures, partially offset by a $0.7 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International and a $0.7 million decline in other interest expense.
Other
2016 Compared to 2015 and 2015 Compared to 2014
In 2016, we incurred $4.9 million of transaction related costs, including costs associated with the acquisition of an operating property in the South Beach area of Miami Beach, the anticipated future acquisition of the operating property in New York that we currently manage, the anticipated future acquisition of vacation ownership units located on the Big Island of Hawaii and the sale of the portion of the operating property located in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for further information related to these transactions.
In 2015, we incurred $5.7 million of transaction related costs associated with the completion of our purchase of an operating property located in Surfers Paradise, Australia, which was required to be accounted for as a business combination for which transaction costs are expensed. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for further information related to this transaction. In addition, we incurred $2.1 million associated with potential acquisition opportunities and $0.6 million of costs associated with the anticipated future acquisition of the operating property in New York that we currently manage and the acquisition of an operating property in the South Beach area of Miami Beach. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for further information related to these transactions.
In 2014, we reduced our accrual by $0.5 million for remaining costs we expected to incur in connection with an interest in an equity method investment in a joint venture project in our North America segment. We did not incur any transaction related costs during 2014.

Income Tax
Our effective tax rates for fiscal years 2016, 2015 and 2014 were 38.39%, 40.53% and 46.37%, respectively. Our tax rate is affected by recurring items, such as non-deductible expenses, tax rates in foreign jurisdictions and the relative amount of income we earn in different jurisdictions, which, with the exception of the loss on the disposition of The Abaco Club in the Bahamas in 2014, we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following is a description of the items impacting our effective tax rate during the current and prior two years.
2016 Compared to 2015
Our provision for income taxes increased $1.9 million (from $83.7 million to $85.6 million) due to increases in U.S. income before taxes, partially offset by both U.S. federal tax incentives which related to multiple years and a decline in non-U.S. income before taxes.
2015 Compared to 2014
Our provision for income taxes increased $13.9 million (from $69.8 million to $83.7 million) due to higher consolidated income before income taxes in the United States and an increase in tax from foreign jurisdictions.
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income, before interest expense (excluding consumer financing interest expense), provision for income taxes, depreciation and amortization. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense because the associated debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. Further, we consider consumer financing interest expense to be an operating expense of our business. We consider EBITDA and Adjusted EBITDA to be indicators of operating performance, which we use to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA and Adjusted EBITDA, as do analysts, lenders, investors and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes non-cash share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. We evaluate Adjusted EBITDA as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our on-going core operations before the impact of these items with results from other vacation ownership companies.
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

	Fiscal Years
($ in thousands)	2016	2015	2014
Net income	$137,348	$122,799	$80,756
Interest expense	8,912	12,810	11,692
Tax provision	85,580	83,698	69,835
Depreciation and amortization	21,044	22,217	18,682
EBITDA	252,884	241,524	180,965
Non-cash share-based compensation	13,949	14,142	13,376
Certain items	(5,456)	(5,594)	18,754
Adjusted EBITDA	$261,377	$250,072	$213,095
2016
The certain items for 2016 consisted of $11.2 million of gains and other income not associated with our on-going core operations, $4.9 million of transaction costs associated with acquisitions, $1.4 million of hurricane related expenses, $0.3 million of profit from the operations of the portion of the property we acquired in Surfers Paradise, Australia in 2015 that we sold in the second quarter of 2016, and a $0.3 million reversal of litigation settlement expense. In the aggregate, these exclusions decreased EBITDA by $5.5 million.
We estimate that the effects of Hurricane Matthew negatively impacted Adjusted EBITDA by approximately $3.6 million in the fourth quarter of 2016. Adjusting for that impact, Adjusted EBITDA in 2016 would have totaled approximately $265.0 million.
2015
The certain items for 2015 consisted of $9.6 million of gains and other income not associated with our on-going core operations, $8.4 million of transaction costs associated with acquisitions, $5.9 million of development profit from the disposition of units in Macau as whole ownership residential units rather than through our Marriott Vacation Club, Asia Pacific points program, $1.8 million of refurbishment costs, $1.6 million of profit from the operations of the portion of the property we acquired in Surfers Paradise, Australia in 2015 that we sold in the second quarter of 2016, $1.2 million of organizational and separation related costs, $0.3 million of impairment charges and a $0.2 million reversal of litigation settlement expense. In the aggregate, these exclusions decreased EBITDA by $5.6 million.
2014
The certain items for 2014 consisted of $19.5 million of net litigation settlements, $5.2 million of gains and other income not associated with our on-going core operations, $3.4 million of organizational and separation related costs, $1.4 million of impairment charges, $0.5 million from the reversal of an impairment charge on equity investments and $0.2 million of net severance activity. In the aggregate, these exclusions increased EBITDA by $18.8 million.
Business Segments
Our business is grouped into three reportable business segments: North America, Europe and Asia Pacific. See Footnote No. 15, “Business Segments,” to our Financial Statements for further information on our segments, and “Business—Segments” for further details regarding our individual properties by segment.

North America
The following discussion presents an analysis of our results of operations for 2016, 2015 and 2014.

	Fiscal Years
($ in thousands)	2016	2015	2014
REVENUES
Sale of vacation ownership products	$572,305	$586,774	$577,781
Resort management and other services	268,766	258,761	246,344
Financing	118,646	115,738	120,111
Rental	276,008	277,348	234,668
Cost reimbursements	394,592	369,467	354,270
TOTAL REVENUES	1,630,317	1,608,088	1,533,174
EXPENSES
Cost of vacation ownership products	134,079	164,200	170,012
Marketing and sales	304,099	288,260	272,302
Resort management and other services	145,036	149,257	150,027
Rental	225,281	225,043	209,371
Litigation settlement	(303)	(370)	19,244
Organizational and separation related	—	532	894
Royalty fee	9,867	7,971	8,825
Impairment	—	324	1,381
Cost reimbursements	394,592	369,467	354,270
TOTAL EXPENSES	1,212,651	1,204,684	1,186,326
Gains and other income	12,260	9,600	5,350
Other	(4,191)	(422)	745
SEGMENT FINANCIAL RESULTS	$425,735	$412,582	$352,943
Contract Sales
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Contract Sales
Vacation ownership	$645,277	$631,403	$13,874	2%
Total contract sales	$645,277	$631,403	$13,874	2%
The increase in vacation ownership contract sales in our North America segment reflected a $23.2 million increase in sales at on-site sales locations, partially offset by a $6.0 million decrease in sales at off-site (non tour-based) sales locations and a $3.3 million decrease in fractional sales as we continue to sell through remaining luxury inventory.
We estimate that the effects of Hurricane Matthew negatively impacted contract sales by approximately $8.1 million in the fourth quarter of 2016. Adjusting for that impact, total contract sales, excluding residential contract sales, would have increased by approximately 3.5 percent for the full year.
The increase in sales at on-site locations reflected a 2.3 percent increase in the number of tours and a 2.2 percent increase in VPG to $3,462 in 2016 from $3,386 in 2015. The increase in VPG resulted from an increase in the number of points sold per contract and higher pricing, partially offset by a 0.5 percentage point decrease in closing efficiency. The increase in the number of tours was driven by an increase in first time buyer tours due to the new sales locations that were opened in the latter part of 2016 and programs that were implemented over the past two years to generate additional tours. The sales at off-site locations were negatively impacted by the strength of the U.S. dollar, primarily in Latin America, which is a trend that negatively impacted the comparison to prior year results throughout most of 2016.

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract Sales
Vacation ownership	$631,403	$619,688	$11,715	2%
Residential products	—	14,514	(14,514)	(100%)
Total contract sales	$631,403	$634,202	$(2,799)	—%
The increase in vacation ownership contract sales in our North America segment reflected a $14.5 million increase in sales at on-site sales locations and a $3.0 million increase in fractional sales as we continued to sell through remaining luxury inventory, partially offset by a $5.8 million decrease in sales at off-site (non tour-based) sales locations. The increase at on-site sales locations included a $3.7 million decline in sales to Latin American customers. The decline in sales at off-site sales locations included $9.6 million of lower sales in our Latin American sales channels as a result of the strengthening of the U.S. dollar in the second half of 2015, partially offset by $3.8 million of higher contract sales at our other off-site sales locations.
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
The decline in residential contract sales was due to the sale of $14.5 million of excess residential inventory in the prior year comparable period.
Sale of Vacation Ownership Products
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Contract sales	$645,277	$631,403	$13,874	2%
Revenue recognition adjustments:
Reportability	(3,453)	(841)	(2,612)
Sales reserve	(39,298)	(26,077)	(13,221)
Other(1)	(30,221)	(17,711)	(12,510)
Sale of vacation ownership products	$572,305	$586,774	$(14,469)	(2%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a $3.5 million negative impact in 2016, compared to a $0.8 million negative impact in 2015. The unfavorable impact compared to the prior year comparable period was due to an increase in the amount of sales that remained in the rescission period as of the end of 2016 as compared to 2015 as a result of higher contract sales near the end of 2016, partially offset by an increase in the amount of sales meeting the down payment requirement for revenue reportability prior to the end of 2016.
The higher sales reserve was driven by the higher financing propensity and Latin American default activity and, to a lesser extent, the higher vacation ownership contract sales, as compared to 2015.
The increase in other adjustments was primarily driven by an increase in the utilization of plus points as a sales incentive in 2016. These revenues are deferred and recognized as rental revenue when those points are redeemed or expire.

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract sales	$631,403	$634,202	$(2,799)	—%
Revenue recognition adjustments:
Reportability	(841)	(12,911)	12,070
Sales reserve	(26,077)	(24,753)	(1,324)
Other(1)	(17,711)	(18,757)	1,046
Sale of vacation ownership products	$586,774	$577,781	$8,993	2%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a $0.8 million negative impact in 2015, compared to a $12.9 million negative impact in 2014 due to fewer sales meeting the down payment requirements for revenue reportability and more sales in the rescission period at the end of 2014. The higher sales reserve was driven by the higher vacation ownership contract sales and the impact of higher financing propensity, partially offset by a decrease in the estimated default activity compared to 2014.
Development Margin
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Sale of vacation ownership products	$572,305	$586,774	$(14,469)	(2%)
Cost of vacation ownership products	(134,079)	(164,200)	30,121	18%
Marketing and sales	(304,099)	(288,260)	(15,839)	(5%)
Development margin	$134,127	$134,314	$(187)	—%
Development margin percentage	23.4%	22.9%	0.5 pts
The decrease in development margin reflected the following:

•
$9.0 million of additional deferred revenue in 2016 due to higher usage of plus points as a sales incentive; this revenue will be recognized as rental revenue when the plus points are redeemed or expire;

•	$8.9 million of higher sales reserves in 2016 due to higher vacation ownership contract sales, financing propensity, and Latin American default activity;

•	$8.5 million of pre-opening and startup expenses incurred in support of five new sales locations in 2016;

•	$1.5 million of greater negative revenue reportability impact compared to 2015; and

•
$0.5 million of higher marketing and sales costs due to investment in new programs to help generate future incremental tour volumes, partially offset by lower marketing and sales compensation related costs.

These decreases in development margin were partially offset by the following:

•	$16.4 million from a favorable mix of lower cost real estate inventory being sold in 2016;

•
$8.6 million of higher favorable product cost true-up activity ($13.6 million in 2016 compared to $5.0 million in 2015) of which $4.6 million was due to lower development spending for completion of common elements at multiple projects and $3.9 million resulted from projected increases in development revenue primarily due to a reduction in our estimated future sales incentive costs;

•	$2.6 million from higher vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales); and

•	$0.6 million of lower other development expenses.
The 0.5 percentage point increase in the development margin percentage reflected a 2.8 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in 2016, a 1.5 percentage point increase due to the higher favorable product cost true-up activity year-over-year and a 0.1 percentage point increase due to the lower development expenses. These increases were partially offset by a 1.5 percentage point decline due to the higher marketing and sales spending (including a 1.4 percentage point impact from the pre-opening and startup expenses), a 1.1 percentage point decline due to the higher usage of plus points as a sales incentive, a 1.1 percentage point decline due to the higher sales reserve rate, and a 0.2 percentage point decline due to the higher unfavorable revenue reportability, in each case, year-over-year.
2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Sale of vacation ownership products	$586,774	$577,781	$8,993	2%
Cost of vacation ownership products	(164,200)	(170,012)	5,812	3%
Marketing and sales	(288,260)	(272,302)	(15,958)	(6%)
Development margin	$134,314	$135,467	$(1,153)	(1%)
Development margin percentage	22.9%	23.4%	(0.5 pts)
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

•	$2.8 million from lower residential contract sales (no residential contract sales in 2015 compared to $14.5 million from the sale of residential inventory in 2014);

•	$1.3 million from lower favorable product cost true-up activity ($5.0 million in 2015 compared to $6.3 million in 2014); and

•	$0.7 million of higher sales reserves in 2015 due to the increase in financing propensity.
These decreases in development margin were partially offset by $7.4 million from higher revenue reportability compared to 2014 and $1.2 million of lower development expenses primarily from the disposition of land and related assets in Kauai, Hawaii in the fourth quarter of 2014 and second quarter of 2015, and The Abaco Club in the Bahamas in the third quarter of 2014.
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

Resort Management and Other Services Revenues, Expenses and Margin
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Management fee revenues	$74,159	$68,770	$5,389	8%
Other services revenues	194,607	189,991	4,616	2%
Resort management and other services revenues	268,766	258,761	10,005	4%
Resort management and other services expenses	(145,036)	(149,257)	4,221	3%
Resort management and other services margin	$123,730	$109,504	$14,226	13%
Resort management and other services margin percentage	46.0%	42.3%	3.7 pts
The increase in resort management and other services revenues reflected $5.8 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the dues charged for each owner recognition level, $5.4 million of higher management fees, $1.3 million of higher ancillary revenues and $0.3 million of higher other revenues, as compared to 2015. These increases were partially offset by $1.2 million of lower settlement and lien fees due to a decrease in the number of contracts closed and fewer lien fees assessed, $0.9 million of lower customer service fees, $0.7 million of lower brand fees due to fewer closings, in each case, in 2016 as compared to 2015. The increase in ancillary revenues included $2.9 million of ancillary revenues in 2016 at the property in New York that we did not operate in 2015 and a $0.3 million increase in ancillary revenues from food and beverage and golf offerings at our other resorts, partially offset by $1.1 million of lower revenues due to outsourcing the operation of one restaurant and $0.8 million of lower revenue at the operating property in San Diego, California due to the conversion of the property to vacation ownership inventory.
The improvement in the resort management and other services margin reflected the changes in revenue and $4.2 million of lower expenses. The lower expenses included $4.5 million of lower customer service and exchange company expenses, $1.8 million of lower ancillary expenses, $0.9 million of lower expenses due to outsourcing the operation of one restaurant and $0.3 million of lower refurbishment management expenses incurred from managing the refurbishment projects at our properties, partially offset by $3.3 million of expenses in 2016 from the operation of the ancillary businesses at the property in New York.
2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Management fee revenues	$68,770	$64,324	$4,446	7%
Other services revenues	189,991	182,020	7,971	4%
Resort management and other services revenues	258,761	246,344	12,417	5%
Resort management and other services expenses	(149,257)	(150,027)	770	1%
Resort management and other services margin	$109,504	$96,317	$13,187	14%
Resort management and other services margin percentage	42.3%	39.1%	3.2 pts
The increase in resort management and other services revenues reflected $4.4 million of higher management fees, $3.4 million of higher refurbishment management revenues earned from managing the refurbishment projects at our properties, $2.1 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $1.1 million of higher resales commission and other revenues, $1.7 million of higher settlement and lien fees due to an increase in the number of contracts closed and higher assessed lien fees and $1.0 million of higher fees from external exchange service providers, partially offset by $1.3 million of lower ancillary revenues. The decrease in ancillary revenues included an $8.9 million decline due to the disposition of certain assets during the prior year, the closure of another ancillary operation during the prior year and outsourcing the operation of a restaurant during the prior year, partially offset by a $5.6 million increase in ancillary revenues from food and beverage and golf offerings at our existing resorts and $2.0 million of ancillary revenues at the operating property in San Diego, California acquired in the first quarter of 2015.
The improvement in the resort management and other services margin reflected the changes in revenue as well as $0.8 million of lower expenses, including $9.5 million of higher ancillary, customer service, settlement and MVCD program expenses related to the higher revenues from our existing resorts in 2015, $2.5 million of higher refurbishment management expenses incurred from managing the refurbishment projects at our properties, and $1.6 million from the operation of the ancillary businesses at the operating property in San Diego, California, partially offset by $14.4 million of ancillary expense savings from the dispositions, closure and outsourcing noted above.
Financing Revenues, Expenses and Margin
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Interest income	$112,775	$109,884	$2,891	3%
Other financing revenues	5,871	5,854	17	—%
Financing revenues	$118,646	$115,738	$2,908	3%
Financing propensity	58.9%	49.1%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance, partially offset by a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable. The increase in financing propensity resulted from the use of incentive programs during all of 2016 as compared to during only a portion of 2015. We expect financing propensity in 2017 to continue at similar levels to 2016 as we continue to offer the financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Interest income	$109,884	$113,958	$(4,074)	(4%)
Other financing revenues	5,854	6,153	(299)	(5%)
Financing revenues	$115,738	$120,111	$(4,373)	(4%)
Financing propensity	49.1%	41.5%
The decrease in financing revenues was due to lower interest income from a lower outstanding vacation ownership notes receivable balance. This decline reflected our continued collection of existing vacation ownership notes receivable at a faster pace than our origination of new vacation ownership notes receivable.
The increase in financing propensity resulted from new incentive programs implemented in the first half of 2015, which helped increase financing propensity from the 40 to 45 percent average achieved in recent years.
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

2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Rental revenues	$276,008	$277,348	$(1,340)	—%
Unsold maintenance fees — upscale	(59,797)	(51,606)	(8,191)	(16%)
Unsold maintenance fees — luxury	(2,391)	(7,733)	5,342	69%
Unsold maintenance fees	(62,188)	(59,339)	(2,849)	(5%)
Other rental expenses	(163,093)	(165,704)	2,611	2%
Rental margin	$50,727	$52,305	$(1,578)	(3%)
Rental margin percentage	18.4%	18.9%	(0.5 pts)

	Fiscal Years		Change	% Change
	2016	2015
Transient keys rented(1)	1,111,039	1,088,206	22,833	2%
Average transient key rate	$211.66	$214.47	$(2.81)	(1%)
Resort occupancy	89.8%	90.2%	(0.4 pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California prior to conversion to vacation ownership inventory.

The decrease in rental revenues was due to $4.3 million of lower revenue at our operating property in San Diego, California due to rooms being unavailable to rent during the conversion of the property to vacation ownership inventory and a 1 percent decrease in average transient rate ($3.1 million) due to the mix of inventory available for rent. These decreases were partially offset by a $3.3 million increase in preview keys and other revenue and a 1 percent increase in transient keys rented ($2.8 million), both of which were primarily due to a 4 percent increase in available keys.
The decrease in rental margin reflected a $2.2 million favorable charge in 2015 associated with Marriott Rewards Points issued prior to the Spin-Off, partially offset by $0.5 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, and the $0.1 million increase in plus points revenue.
2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Rental revenues	$277,348	$234,668	$42,680	18%
Unsold maintenance fees — upscale	(51,606)	(45,722)	(5,884)	(13%)
Unsold maintenance fees — luxury	(7,733)	(9,639)	1,906	20%
Unsold maintenance fees	(59,339)	(55,361)	(3,978)	(7%)
Other rental expenses	(165,704)	(154,010)	(11,694)	(8%)
Rental margin	$52,305	$25,297	$27,008	107%
Rental margin percentage	18.9%	10.8%	8.1 pts

	Fiscal Years		Change	% Change
	2015	2014
Transient keys rented(1)	1,088,206	1,022,846	65,360	6%
Average transient key rate	$214.47	$204.38	$10.09	5%
Resort occupancy	90.2%	90.3%	(0.1 pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to a 6 percent increase in transient keys rented ($13.4 million) primarily sourced from a 7 percent increase in available keys, a 5 percent increase in average transient rate ($11.0 million) driven by stronger consumer demand, $5.2 million of higher plus points revenue (which is recognized when the points are redeemed or expire) and a $3.6 million increase in preview keys and other revenue. In addition, we generated $9.4 million of revenue at the operating property in San Diego, California acquired during the first quarter of 2015.
The increase in rental margin reflected $18.2 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, as well as $6.5 million of lower charges associated with Marriott Rewards Points issued prior to the Spin-Off ($2.2 million favorable adjustment in 2015 compared to $4.3 million unfavorable charge in 2014) and the $5.2 million increase in plus points revenue, partially offset by a $2.9 million loss at the operating property in San Diego, California.
Europe
The following discussion presents an analysis of our results of operations for 2016, 2015 and 2014.

	Fiscal Years
($ in thousands)	2016	2015	2014
REVENUES
Sale of vacation ownership products	$24,534	$28,963	$35,062
Resort management and other services	24,290	25,122	28,133
Financing	3,293	3,949	4,300
Rental	19,592	20,679	21,997
Cost reimbursements	33,912	33,348	39,205
TOTAL REVENUES	105,621	112,061	128,697
EXPENSES
Cost of vacation ownership products	5,889	6,509	8,711
Marketing and sales	19,142	21,974	24,401
Resort management and other services	19,220	20,447	24,333
Rental	15,008	15,431	16,161
Royalty fee	383	464	631
Cost reimbursements	33,912	33,348	39,205
TOTAL EXPENSES	93,554	98,173	113,442
Losses and other expense	—	(14)	(176)
SEGMENT FINANCIAL RESULTS	$12,067	$13,874	$15,079
Overview
In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.
Contract Sales
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Contract Sales
Vacation ownership	$31,174	$34,376	$(3,202)	(9%)
Total contract sales	$31,174	$34,376	$(3,202)	(9%)
The decrease in vacation ownership contract sales in our Europe segment was due to $9.4 million of lower fractional sales due to the near sell-out of developer inventory at our one fractional project in this segment in 2015, partially offset by $6.2 million of higher timeshare sales. The higher timeshare sales are due to increases in tours and VPG as compared to 2015.

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract Sales
Vacation ownership	$34,376	$45,171	$(10,795)	(24%)
Total contract sales	$34,376	$45,171	$(10,795)	(24%)
The decrease in vacation ownership contract sales in our Europe segment was driven by $9.6 million of lower sales from our Middle East sales location due to large multi-week purchases in 2014 that did not recur in 2015, as well as higher cancellations and fewer tours in 2015 and $4.1 million from the changes in foreign exchange rates, partially offset by $2.9 million of stronger fractional sales at our project in London, United Kingdom.
Sale of Vacation Ownership Products
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Contract sales	$31,174	$34,376	$(3,202)	(9%)
Revenue recognition adjustments:
Reportability	(3,001)	(1,144)	(1,857)
Sales reserve	(3,860)	(3,680)	(180)
Other(1)	221	(589)	810
Sale of vacation ownership products	$24,534	$28,963	$(4,429)	(15%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a larger unfavorable impact in 2016 compared to 2015 because fewer sales met the down payment requirement for revenue recognition purposes prior to the end of 2016 than in 2015. The increase in the sales reserve was due to an unfavorable adjustment in 2016 to correct an immaterial error of $0.5 million related to historical static pool data, partially offset by the lower contract sales volume in 2016.
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

Development Margin
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Sale of vacation ownership products	$24,534	$28,963	$(4,429)	(15%)
Cost of vacation ownership products	(5,889)	(6,509)	620	10%
Marketing and sales	(19,142)	(21,974)	2,832	13%
Development margin	$(497)	$480	$(977)	(204%)
Development margin percentage	(2.0%)	1.7%	(3.7 pts)
The decrease in development margin reflected $1.2 million of lower revenue reportability year-over-year, $0.3 million of lower product cost true-up activity (no true-up activity in 2016 compared to $0.3 million of favorable true-up activity in 2015) and $0.3 million from the year-over-year change in the sales reserve, partially offset by $0.8 million from the change in vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) due to lower marketing and sales costs as compared to 2015.
2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Sale of vacation ownership products	$28,963	$35,062	$(6,099)	(17%)
Cost of vacation ownership products	(6,509)	(8,711)	2,202	25%
Marketing and sales	(21,974)	(24,401)	2,427	10%
Development margin	$480	$1,950	$(1,470)	(75%)
Development margin percentage	1.7%	5.6%	(3.9 pts)
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

Asia Pacific
The following discussion presents an analysis of our results of operations for 2016, 2015 and 2014.

	Fiscal Years
($ in thousands)	2016	2015	2014
REVENUES
Sale of vacation ownership products	$40,664	$59,592	$34,645
Resort management and other services	10,514	11,664	4,040
Financing	4,187	4,346	4,498
Rental	16,471	14,970	7,642
Cost reimbursements	3,461	3,060	3,320
TOTAL REVENUES	75,297	93,632	54,145
EXPENSES
Cost of vacation ownership products	7,606	26,877	8,318
Marketing and sales	30,054	20,365	18,707
Resort management and other services	10,055	10,368	2,778
Rental	20,463	19,255	12,388
Royalty fee	924	684	686
Cost reimbursements	3,461	3,060	3,320
TOTAL EXPENSES	72,563	80,609	46,197
Losses and other expense	(878)	(29)	(9)
Other	(230)	(5,731)	(131)
SEGMENT FINANCIAL RESULTS	$1,626	$7,263	$7,808
Overview
In our Asia Pacific segment, we continue to identify opportunities for development margin improvement. We plan to continue to focus on future inventory acquisitions with strong on-site sales locations. Due to operational constraints, regulatory conditions and certain other conditions related to the 18 units we previously owned in Macau, we decided not to sell these units through our Marriott Vacation Club, Asia Pacific points program, and instead disposed of the units as whole ownership residential units during the first quarter of 2015. In the third quarter of 2015, we reinvested the proceeds from this disposition into the purchase of an operating property located in Surfers Paradise, Australia. During the second quarter of 2016, we sold the portion of this operating property that we did not intend to convert to vacation ownership inventory. By the end of 2016, we completed the conversion of the portion of this operating property that we intended to convert into vacation ownership inventory at the time of the acquisition, a portion of which has been contributed to our points-based programs within this segment. We began selling from this new location at the end of the first quarter of 2016.
Contract Sales
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Contract Sales
Vacation ownership	$47,183	$34,105	$13,078	38%
Residential products	—	28,420	(28,420)	(100%)
Total contract sales	$47,183	$62,525	$(15,342)	(25%)
The increase in vacation ownership contract sales in our Asia Pacific segment was driven by an 11 percent increase in VPG and a 25 percent increase in tours. These increases were both driven by an increase in sales to existing owners, and the increase in tours was also driven by the new sales location in Australia. The decrease in Asia Pacific residential contract sales was due to the bulk sale of 18 whole ownership residential units in Macau during the first quarter of 2015 for $28.4 million, following which no residential inventory remained in this segment.
2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Contract Sales
Vacation ownership	$34,105	$33,906	$199	1%
Residential products	28,420	—	28,420	100%
Total contract sales	$62,525	$33,906	$28,619	84%
The increase in vacation ownership contract sales in our Asia Pacific segment reflected an increase in the cancellations rate in 2014 due to changes in the timeshare legislation in Singapore and political turmoil in Thailand, partially offset by lower sales to the existing owner base and the negative impact of local currency devaluations in 2015.
The $28.4 million of residential contract sales was from the disposition of the Macau inventory discussed above.
Sale of Vacation Ownership Products
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Contract sales	$47,183	$62,525	$(15,342)	(25%)
Revenue recognition adjustments:
Reportability	(1,093)	333	(1,426)
Sales reserve	(5,116)	(3,242)	(1,874)
Other(1)	(310)	(24)	(286)
Sale of vacation ownership products	$40,664	$59,592	$(18,928)	(32%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
The increase in the sales reserve was due to an unfavorable adjustment to correct an immaterial error of $1.3 million in 2016 with respect to historical static pool data as well as the higher vacation ownership contract sales volume in 2016. The unfavorable revenue reportability in 2016 as compared to 2015 was due to unclosed sales at the new sales location in Australia at the end of 2016.
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
The lower favorable revenue reportability in 2015 is due to the recognition of sales in 2014 that were previously in the rescission period as a result of the change in timeshare legislation in Singapore. The increase in the sales reserve is due to an increase in the estimated default activity in 2015 compared to 2014.

Development Margin
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Sale of vacation ownership products	$40,664	$59,592	$(18,928)	(32%)
Cost of vacation ownership products	(7,606)	(26,877)	19,271	72%
Marketing and sales	(30,054)	(20,365)	(9,689)	(48%)
Development margin	$3,004	$12,350	$(9,346)	(76%)
Development margin percentage	7.4%	20.7%	(13.3 pts)
The decrease in development margin reflected the following:

•	$5.9 million of lower residential contract sales volume net of expenses (there were no residential contract sales in 2016, compared to $28.4 million of residential contract sales in 2015);

•	$3.5 million of pre-opening and startup expenses incurred in support of the new sales location in Australia in 2016;

•	$1.0 million of lower revenue reportability compared to the prior year comparable period;

•
$0.9 million of the higher sales reserves compared to the prior year comparable period due to an unfavorable adjustment to correct an immaterial error in 2016 with respect to historical static pool data as well as the higher vacation ownership contract sales volume; and

•	$0.8 million of lower favorable product cost true-up activity ($1.2 million in 2016 compared to $2.0 million in 2015).
The decreases in development margin were partially offset by $2.8 million of higher sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) as compared to 2015.

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Sale of vacation ownership products	$59,592	$34,645	$24,947	72%
Cost of vacation ownership products	(26,877)	(8,318)	(18,559)	(223%)
Marketing and sales	(20,365)	(18,707)	(1,658)	(9%)
Development margin	$12,350	$7,620	$4,730	62%
Development margin percentage	20.7%	22.0%	(1.3 pts)
The increase in development margin reflected $5.9 million from the residential contract sales volume net of expenses and $1.8 million from higher favorable product cost true-up activity ($2.0 million in 2015 compared to $0.2 million in 2014). These increases were partially offset by $1.6 million from the lower revenue reportability compared to the prior year comparable period, $1.0 million from the increase in the sales reserve and $0.4 million of higher marketing and sales expenses.

Resort Management and Other Services Revenues, Expenses and Margin
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Management fee revenues	$2,751	$2,695	$56	2%
Other services revenues	7,763	8,969	(1,206)	(13%)
Resort management and other services revenues	10,514	11,664	(1,150)	(10%)
Resort management and other services expenses	(10,055)	(10,368)	313	3%
Resort management and other services margin	$459	$1,296	$(837)	(65%)
Resort management and other services margin percentage	4.4%	11.1%	(6.7 pts)
The decrease in resort management and other services revenues reflected $1.2 million of lower ancillary revenues from the portion of the operating property in Surfers Paradise, Australia that was disposed of during the second quarter of 2016.
The decline in the resort management and other services margin reflected $0.6 million of lower profit at the operating property in Surfers Paradise, Australia and $0.2 million of higher other costs, as compared to 2015. The ancillary revenue producing portions of the operating property in Surfers Paradise, Australia were included in the sale of the portion of the operating property completed in the second quarter of 2016. Therefore, we do not anticipate future ancillary revenues or expenses at this property. See Footnote No. 5, “Acquisitions and Dispositions” to our Financial Statements for further information related to this transaction.

2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Management fee revenues	$2,695	$2,594	$101	4%
Other services revenues	8,969	1,446	7,523	520%
Resort management and other services revenues	11,664	4,040	7,624	189%
Resort management and other services expenses	(10,368)	(2,778)	(7,590)	(273%)
Resort management and other services margin	$1,296	$1,262	$34	3%
Resort management and other services margin percentage	11.1%	31.2%	(20.1 pts)
The increase in resort management and other services revenues reflected $7.4 million of ancillary revenues at the operating property in Surfers Paradise, Australia acquired in the third quarter of 2015, $0.1 million of higher management fees and $0.1 million of higher other revenues.
The slight increase in the resort management and other services margin reflected $1.3 million of ancillary margin at the operating property in Surfers Paradise, Australia, offset by spending in support of future growth in the business.
Rental Revenues, Expenses and Margin
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Rental revenues	$16,471	$14,970	$1,501	10%
Rental expenses	(20,463)	(19,255)	(1,208)	(6%)
Rental margin	$(3,992)	$(4,285)	$293	7%
Rental margin percentage	(24.2%)	(28.6%)	4.4 pts

The increase in rental revenues included $1.4 million from an increase in transient and preview keys rented and $0.1 million of higher revenue at the operating property in Surfers Paradise, Australia that was purchased in the third quarter of 2015 (a portion of which was disposed of in the second quarter of 2016). The increase in rental margin reflected $1.7 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by a $1.4 million decline at the operating results at the operating property in Surfers Paradise, Australia primarily due to unsold maintenance fees in 2016 incurred after conversion of the property to vacation ownership inventory.
2015 Compared to 2014

	Fiscal Years		Change	% Change
($ in thousands)	2015	2014
Rental revenues	$14,970	$7,642	$7,328	96%
Rental expenses	(19,255)	(12,388)	(6,867)	(55%)
Rental margin	$(4,285)	$(4,746)	$461	10%
Rental margin percentage	(28.6%)	(62.1%)	33.5 pts
The increase in rental revenues was due to the operating property in Surfers Paradise, Australia acquired in the third quarter of 2015. The increase in rental margin reflected $1.5 million of lower unsold maintenance fees and other expenses, partially offset by a $1.0 million loss at the operating property in Surfers Paradise, Australia.
Other
2016 Compared to 2015 and 2015 Compared to 2014
In 2016, we incurred $0.2 million of transaction related costs associated with the then-anticipated sale of the portion of the operating property located in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for further information related to this transaction.
In 2015, we incurred $5.7 million of transaction related costs associated with the completion of our purchase of the operating property located in Surfers Paradise, Australia, which was required to be accounted for as a business combination for which transaction costs are expensed. We did not incur any transaction related costs during 2014.
Corporate and Other
The following discussion presents an analysis of our results of operations for 2016, 2015 and 2014.

	Fiscal Years
($ in thousands)	2016	2015	2014
EXPENSES
Cost of vacation ownership products	$7,519	$6,713	$9,403
Financing	21,380	24,194	24,148
General and administrative	104,833	106,104	100,916
Litigation settlement	—	138	250
Organizational and separation related	—	642	2,544
Consumer financing interest	23,685	24,658	26,464
Royalty fee	49,779	49,863	49,828
TOTAL EXPENSES	207,196	212,312	213,553
(Losses) gains and other (expense) income	(181)	—	6
Interest expense	(8,912)	(12,810)	(11,692)
Other	(211)	(2,100)	—
TOTAL FINANCIAL RESULTS	$(216,500)	$(227,222)	$(225,239)
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

Total Expenses
2016 Compared to 2015
Total expenses decreased $5.1 million from the prior fiscal year. The $5.1 million decrease resulted from $2.8 million of lower financing expenses, $1.3 million of lower general and administrative expenses, $1.0 million of lower consumer financing interest expense, $0.6 million of prior year organizational and separation related expenses and $0.1 million of prior year litigation settlement expenses, partially offset by $0.8 million of higher cost of vacation ownership products expenses due to higher non-capitalizable project expenses, and $0.1 million of higher royalty fee due to an increase in the fixed portion of the royalty fee late in 2016.
The lower general and administrative expenses were driven by $4.0 million of lower personnel related and other expenses, $2.5 million of lower litigation costs and $1.8 million of lower refurbishment costs compared to 2015, partially offset by $7.0 million of higher information technology project costs. The lower personnel related and other expenses includes lower compensation related costs and savings due to cost containment efforts, partially offset by annual merit and inflationary cost increases.
The $1.0 million decline in consumer financing interest expense was due to a lower average interest rate on outstanding debt balances ($1.4 million), partially offset by a higher average outstanding debt balance including draw downs on the Warehouse Credit Facility in 2016 ($0.4 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.
2015 Compared to 2014
Total expenses decreased $1.2 million from the prior year comparable period. The $1.2 million decrease resulted from $2.7 million of lower cost of vacation ownership products expenses due to lower pre-development spending associated with potential acquisitions and higher capitalization of other development expenses, $1.9 million of lower organizational and separation related expenses due to the completion of many of the initiatives relating to our separation from Marriott International, $1.8 million of lower consumer financing interest expense and $0.1 million of lower litigation settlements, partially offset by $5.2 million of higher general and administrative expenses.
The $1.8 million decline in consumer financing interest expense was due to a lower average interest rate on outstanding debt balances ($2.2 million), partially offset by an increase in the outstanding debt balances of securitized vacation ownership notes receivable and associated interest costs ($0.4 million). The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.
The higher general and administrative expenses were driven by $3.4 million of higher personnel related and other costs net of lower depreciation and cost savings and $1.8 million of refurbishment costs in 2015.
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($147.1 million at the end of 2016), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, return capital to shareholders and fulfill other cash requirements. At the end of 2016, we had $746.4 million of total gross debt outstanding, which included $738.4 million of non-recourse debt associated with vacation ownership notes receivable securitizations.
At the end of 2016, we had $708.2 million of real estate inventory on hand, comprised of $338.0 million of finished goods, $39.5 million of work-in-progress and $330.7 million of land and infrastructure. We expect to continue to sell excess Ritz-Carlton branded inventory through the MVCD program in order to generate incremental cash and reduce related carrying costs.
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

We are selectively pursuing growth opportunities in North America and Asia Pacific by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient deal structures may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale.
We intend for our capital allocation strategy to strike a balance between enhancing our operations and using our capital to provide returns to our shareholders through programs such as share repurchase programs and payment of dividends.

During 2016, 2015 and 2014, we had net changes in cash and cash equivalents of $(30.0) million, $(169.5) million and $147.0 million, respectively. The following table summarizes these changes:

	Fiscal Years
($ in thousands)	2016	2015	2014
Cash provided by (used in):
Operating activities	$140,172	$109,034	$291,411
Investing activities	39,021	(25,068)	43,126
Financing activities	(204,952)	(249,747)	(185,650)
Effect of change in exchange rates on cash and cash equivalents	(4,200)	(3,673)	(1,883)
Net change in cash and cash equivalents	$(29,959)	$(169,454)	$147,004
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
In 2016, we generated $140.2 million of cash flows from operating activities, compared to $109.0 million in 2015. Excluding the impact of changes in net income and adjustments for non-cash items, the increase in cash flows was attributable to the pay down of our liability for the Marriott Rewards customer loyalty program in 2015 and favorable timing of real estate inventory spending in 2016. This favorable impact was partially offset by a higher financing propensity due to the continued success of the financing programs implemented in the first half of 2015, lower collections due to the reduction in the portfolio of outstanding vacation ownership notes receivable and the timing of revenue reportability associated with our vacation ownership contract sales.
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

In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Real Estate Inventory Spending Less Than Cost of Sales

	Fiscal Years
($ in thousands)	2016	2015	2014
Real estate inventory spending	$(138,867)	$(119,067)	$(99,337)
Purchase of operating properties for future conversion to inventory	—	(61,554)	—
Real estate inventory costs	142,261	192,071	180,171
Real estate inventory spending less than cost of sales	$3,394	$11,450	$80,834
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).
Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the MVCD program and capital efficient transactions, our spending for real estate inventory remained below the amount of real estate inventory costs in each of 2016, 2015 and 2014.
In 2016, real estate inventory spending included $23.5 million for the acquisition of an operating property located in the South Beach area of Miami Beach, Florida. We rebranded this property as Marriott Vacation Club Pulse, South Beach and intend to convert it, in its entirety, into vacation ownership interests for future use in our MVCD program. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
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
We also completed the acquisition of an operating property located in Surfers Paradise, Australia. At the time of the acquisition, we determined that we would convert a portion of this operating property into vacation ownership interests for future use in our Asia Pacific segment and $14.9 million, the amount of the purchase price related to this portion, was included as an operating activity in Purchase of operating properties for future conversion to inventory on our Cash Flows for 2015. We have completed the conversion of this portion of the operating property, a portion of which has been contributed to our points-based programs in our Asia Pacific segment. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
We also capitalized on the opportunity to add a premier destination to our portfolio in 2015 through the acquisition of an operating property in San Diego, California, that we are in the process of converting, in its entirety, to vacation ownership interests for future use in our MVCD program. The $46.6 million allocated to the portion of the operating property which we are converting to vacation ownership inventory was classified as an operating activity in Purchase of operating properties for future conversion to inventory on our Cash Flows for 2015. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
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
Notes Receivable Collections (Less Than) in Excess of New Mortgages

	Fiscal Years
($ in thousands)	2016	2015	2014
Vacation ownership notes receivable collections — non-securitized	$73,565	$88,919	$103,074
Vacation ownership notes receivable collections — securitized	180,057	181,251	184,166
Vacation ownership notes receivable originations	(356,859)	(311,195)	(267,917)
Vacation ownership notes receivable collections (less than) in excess of originations	$(103,237)	$(41,025)	$19,323

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections have continued to decline over the three years due to the reduction in the portfolio of outstanding vacation ownership notes receivable, partially offset by an increase in the vacation ownership product sales volumes. Vacation ownership notes receivable originations in 2016 increased due to an increase in financing propensity to 60.1 percent compared to 49.9 percent for 2015, due to the continued success of the new financing incentive programs that we began offering in our North America segment in the first half of 2015. Given the success of these incentives to date, we expect financing propensity levels in 2017 to continue at similar levels to 2016 as we continue to offer the financing incentive programs. Vacation ownership notes receivable originations increased in 2015 compared to 2014 due to a slight increase in financing propensity to 49.9 percent in 2015 from 43.6 percent in 2014.
During 2016, 2015 and 2014, and as of December 30, 2016, January 1, 2016 and January 2, 2015, no securitized vacation ownership notes receivable pools were out of compliance with established performance parameters.
Cash from Investing Activities

	Fiscal Years
($ in thousands)	2016	2015	2014
Capital expenditures for property and equipment (excluding inventory)	$(34,770)	$(35,735)	$(15,202)
Purchase of operating property to be sold	—	(47,658)	—
Decrease (increase) in restricted cash	4,838	37,681	(24,019)
Dispositions, net	68,953	20,644	82,347
Net cash provided by (used in) investing activities	$39,021	$(25,068)	$43,126
Capital Expenditures for Property and Equipment
Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.
In 2016, capital expenditures for property and equipment of $34.8 million included $27.0 million to support business operations (including $20.7 million for sales locations and $6.3 million for ancillary and operations assets) and $7.8 million for technology spending.
In 2015, capital expenditures for property and equipment of $35.7 million included $26.3 million to support business operations (including $7.7 million associated with the assets purchased for the operating property in San Diego, California, $13.0 million for sales locations other than the operating property in San Diego, California, and $5.6 million for ancillary and other operations assets) and $9.4 million for technology spending (including $3.8 million for Spin-Off related initiatives). See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding the San Diego, California transaction.
In 2014, capital expenditures for property and equipment of $15.2 million included $9.9 million to support business operations (including $6.7 million for ancillary and operations assets and $3.2 million for sales locations) and $5.3 million for technology spending (including $3.0 million for Spin-Off related initiatives).
Purchase of Operating Property to be Sold
In 2015, we completed the acquisition of an operating property located in Surfers Paradise, Australia. At the time of the acquisition, we determined that we would convert a portion of this operating property into vacation ownership interests for future use in our Asia Pacific segment, and sell the remaining downsized portion of the operating property to a third party. We included $47.7 million, the amount of the purchase price related to the remaining downsized portion of the operating property, in Purchase of operating property to be sold on our Cash Flows for 2015. In 2016, we completed the sale of this portion of the operating property to a third party and have included $49.1 million as an investing activity in Dispositions, net on our Cash Flows for 2016. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.

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
The 2016 decrease in restricted cash reflected $7.4 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2015 and $2.5 million related to property refurbishment reserves transferred to the new owner of the Surfers Paradise, Australia property at the time of the sale. These decreases were partially offset by a $3.3 million increase in cash associated with vacation ownership sales held in escrow and a $1.8 million increase in cash that was collected for distribution to investors in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2016.
The 2015 decrease in restricted cash reflected $29.6 million of higher cash distributions for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2014, an $8.4 million increase in cash that was collected for distribution to investors in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2015 and a $2.2 million increase in cash associated with vacation ownership sales held in escrow. These decreases were partially offset by a $2.5 million related to property refurbishment reserves for the newly acquired Surfers Paradise, Australia property.
The 2014 increase in restricted cash reflected $15.8 million of higher cash collections for maintenance fees remitted to certain property owners’ associations subsequent to the end of 2014, a $10.0 million increase in sales that are held in escrow related to Hawaiian requirements for tour package sales and $0.7 million of higher cash collected in connection with securitized vacation ownership notes receivable that was distributed to investors subsequent to the end of 2014, partially offset by a $2.5 million decrease in funds required to be held in escrow to guarantee our credit card business in the Asia Pacific segment.
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
Dispositions
Dispositions of property and assets generated cash proceeds of $69.0 million in 2016, $20.6 million in 2015 and $82.3 million in 2014.
Dispositions in 2016 included the sale of the remaining downsized portion (216 rooms and resort amenities) of the operating property in Surfers Paradise, Australia for $49.1 million, the sale of excess inventory at the RCC San Francisco for $18.7 million, the sale of several lots in St. Thomas, U.S. Virgin Islands for $1.0 million and the sale of undeveloped land in Absecon, New Jersey for $0.1 million.
The 2015 dispositions included $19.6 million from the sale of undeveloped land in Kauai, Hawaii, $0.6 million from the sale of three lots in St. Thomas, U.S. Virgin Islands, $0.4 million from the sale of an operations facility in Hilton Head, South Carolina and $0.1 million from the sale of undeveloped land in Absecon, New Jersey.
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

Cash from Financing Activities

	Fiscal Years
($ in thousands)	2016	2015	2014
Borrowings from securitization transactions
Bonds payable on securitized vacation ownership notes receivable	$250,000	$255,000	$262,638
Borrowings on Warehouse Credit Facility	126,622	—	—
Subtotal	376,622	255,000	262,638
Repayment of debt related to securitization transactions
Bonds payable on securitized vacation ownership notes receivable	(196,242)	(278,427)	(228,870)
Repayments on Warehouse Credit Facility	(126,622)	—	—
Subtotal	(322,864)	(278,427)	(228,870)
Borrowings on Revolving Corporate Credit Facility	85,000	—	—
Repayments on Revolving Corporate Credit Facility	(85,000)	—	—
Proceeds from vacation ownership inventory arrangement	—	5,375	—
Debt issuance costs	(4,065)	(5,335)	(6,498)
Repurchase of common stock	(177,830)	(201,380)	(203,596)
Redemption of mandatorily redeemable preferred stock of consolidated subsidiary	(40,000)	—	—
Payment of dividends	(34,195)	(23,793)	(8,179)
Proceeds from stock option exercises	7	97	2,977
Excess tax benefits from share-based compensation	1,207	9,380	4,519
Payment of withholding taxes on vesting of restricted stock units	(4,021)	(10,894)	(8,077)
Other	187	230	(564)
Net cash used in financing activities	$(204,952)	$(249,747)	$(185,650)
Revolving Corporate Credit Facility
At December 30, 2016, no amounts were outstanding under the Revolving Corporate Credit Facility, however we had $3.3 million of letters of credit outstanding. See Footnote No. 10, “Debt,” to our Financial Statements for additional information regarding our Revolving Corporate Credit Facility.
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
In the third quarter of 2016, we completed the securitization of a pool of $259.1 million of vacation ownership notes receivable generating gross cash proceeds of $250 million. In connection with the securitization, investors purchased in a private placement $250.0 million in vacation ownership loan backed notes from the MVW Owner Trust 2016-1 (the “2016-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2016-1 Trust: $230.6 million of Class A Notes and $19.4 million of Class B Notes. The Class A Notes have an interest rate of 2.25 percent and the Class B Notes have an interest rate of 2.64 percent, for an overall weighted average interest rate of 2.28 percent.
During 2016, we also securitized vacation ownership notes receivable under our Warehouse Credit Facility. The total carrying amount of the vacation ownership notes receivable securitized was $149.5 million. The advance rate was 85 percent, which resulted in total gross proceeds of $126.6 million. The total net proceeds were $125.7 million due to the funding of reserve accounts in the amount of $0.9 million. At December 30, 2016, no amounts were outstanding under the Warehouse Credit Facility and $103.4 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote No. 10, “Debt,” to our Financial Statements for additional information regarding our Warehouse Credit Facility.
During 2015, we completed the securitization of a pool of $264.2 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $255.0 million in vacation ownership loan-

backed notes from the MVW Owner Trust 2015-1 (the “2015-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2015-1 Trust: $233.2 million of Class A Notes and $21.8 million of Class B Notes. The Class A Notes have an interest rate of 2.52 percent and the Class B Notes have an interest rate of 2.96 percent, for an overall weighted average interest rate of 2.56 percent.
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
Debt Issuance Costs
Debt issuance costs in 2016 included $3.8 million associated with the 2016 vacation ownership notes receivable securitization and $0.2 million related to the amendment of the Revolving Corporate Credit Facility during the year. Debt issuance costs in 2015 included $4.2 million associated with the 2015 vacation ownership notes receivable securitization and a combined $1.1 million related to the renewal of the Warehouse Credit Facility and the amendment of the Revolving Corporate Credit Facility during the year. Debt issuance costs in 2014 included $3.7 million associated with the two 2014 vacation ownership notes receivable securitizations and $2.8 million associated with the amendment and restatement of the Warehouse Credit Facility and the Revolving Corporate Credit Facility during 2014.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 1, 2016	6,854,083	$430,609	$62.83
For the year ended December 30, 2016	2,818,546	177,830	63.09
As of December 30, 2016	9,672,629	$608,439	$62.90
See Footnote No. 12, “Shareholders’ Equity,” to our Financial Statements for further information related to the share repurchase program.
Redemption of Mandatorily Redeemable Preferred Stock of Consolidated Subsidiary
During 2016, we elected to exercise our option to redeem $40.0 million of gross mandatorily redeemable preferred stock of a consolidated subsidiary that we were not required to redeem until October 2021. We redeemed the preferred stock on October 26, 2016 at par, plus accrued and unpaid dividends, using cash on hand.

Dividends
We distributed cash dividends to holders of common stock for the year ended December 30, 2016 as follows:

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
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of year-end 2016:

		Payments Due by Period
($ in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Debt(1)	$823,140	$120,595	$203,898	$184,074	$314,573
Operating leases	82,065	16,638	24,328	16,441	24,658
Purchase obligations(2)	475,113	103,558	366,761	3,361	1,433
Capital lease obligations(3)	7,582	361	7,221	—	—
Other long-term obligations	4,459	4,459	—	—	—
Total contractual obligations	$1,392,359	$245,611	$602,208	$203,876	$340,664
_________________________

(1)	Includes principal as well as interest payments.

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

(3)	Includes interest.
We have joined in Marriott International’s U.S. Federal tax consolidated filing for periods up to the date of the Spin-Off. Although we do not anticipate that a significant change in our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits. See Footnote No. 2, “Income Taxes,” to our Financial Statements for additional information.
We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sales of vacation ownership products for the North America and Asia Pacific segments. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the terms of its note payable. We are entitled to recover any payments we make to third-party lenders under these guarantees through reacquisition and resale of the vacation ownership product. Our commitments under these guarantees expire as the underlying notes mature or are repaid. The terms of the underlying debt to third-party lenders extend to 2022. At December 30, 2016, the maximum potential amount of future fundings for financing guarantees where we are the primary obligor was $5.7 million.
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
While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our consolidated financial position or results of operations.
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
From time to time, we may use derivative instruments to reduce market risks due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of the Warehouse Credit Facility. As of December 30, 2016, we were not party to any material derivative interest rates or hedges.
Please see Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for additional information associated with derivative instruments.
The following table sets forth the scheduled maturities and the total fair value as of year-end 2016 for our financial instruments that are impacted by market risks:

($ in thousands)		Maturities by Period
	Average Interest Rate	2017	2018	2019	2020	2021	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	11.7%	$46,471	$32,027	$25,698	$21,967	$18,951	$109,654	$254,768	$269,161
Vacation ownership notes receivable — securitized	12.7%	$97,726	$89,728	$83,909	$83,264	$81,654	$281,262	$717,543	$834,009
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Non-recourse debt associated with vacation ownership notes receivable securitizations	2.5%	$(101,214)	$(91,223)	$(84,988)	$(83,516)	$(82,256)	$(295,165)	$(738,362)	$(725,963)
Other debt	8.3%	$(604)	$(4)	$(4)	$(5)	$(5)	$(212)	$(834)	$(815)

Item 8.	Financial Statements and Supplementary Data
The financial statements required by this item commence on page F-2 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On February 22, 2017, we entered into an amendment to the Revolving Corporate Credit Facility that, among other things, amends the financial covenants that require us to maintain a maximum ratio of consolidated debt to consolidated adjusted EBITDA (as defined in the Revolving Corporate Credit Facility) of 5.25 to 1 and a minimum consolidated adjusted EBITDA to interest expense ratio of not less than 3 to 1. The amendment eliminates certain adjustments used in calculating adjusted EBITDA related to product costs and development capital investments so that adjusted EBITDA for purposes of the Revolving Corporate Credit Facility will more closely resemble adjusted EBITDA as we report it for other purposes.
From time to time, the several banks and other financial institutions or entities from time to time parties to the Revolving Corporate Credit Facility, JPMorgan Chase Bank, N.A., the administrative agent under such facility, Bank of America, N.A. and Deutsche Bank Securities Inc., the co-syndication and co-documentation agents under such faculty, or any of their affiliates may have performed, and may in the future perform, various commercial banking, investment banking and other financial advisory services for us for which they have or will receive customary fees and expenses. In particular, some of these financial institutions or their affiliates participate, or may in the future participate, in the Warehouse Credit Facility and may also have participated, or may in the future participate, in our vacation ownership notes receivable securitization transactions.

PART III
As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with our 2017 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Annual Report.

Item 10.	Directors, Executive Officers and Corporate Governance
We incorporate this information by reference to the “Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of our Board,” “Transactions with Related Persons” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Conduct below.
Executive Officers
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 10, 2017, except where indicated.

Name and Title	Age	Business Experience
Stephen P. Weisz President and Chief Executive Officer	66
Stephen P. Weisz has served as our President since 1996 and as our Chief Executive Officer since 2011; he has also been a member of our Board of Directors since 2011. Mr. Weisz joined Marriott International in 1972. Over his 39-year career with Marriott International, he held a number of leadership positions in the Lodging division, including Regional Vice President of the Mid-Atlantic Region, Senior Vice President of Rooms Operations, and Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994 before being named to lead the Company in 1996. He currently serves as Chairman of the Board of Directors of the American Resort Development Association. Mr. Weisz is also the Immediate Past Chairman of the Board of Trustees of Children’s Miracle Network.

R. Lee Cunningham Executive Vice President and Chief Operating Officer	57
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

Clifford M. Delorey Executive Vice President and Chief Resort Experience Officer	56
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

John E. Geller, Jr. Executive Vice President and Chief Financial Officer	49
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

James H Hunter, IV Executive Vice President and General Counsel	54
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

Lizabeth Kane-Hanan Executive Vice President and Chief Growth and Inventory Officer	50
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

Brian E. Miller Executive Vice President and Chief Sales and Marketing Officer	53
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

Dwight D. Smith Executive Vice President and Chief Information Officer	56
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

Michael E. Yonker Executive Vice President and Chief Human Resources Officer	58
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
We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and “Stock Ownership” sections of our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
We incorporate this information by reference to the “Transactions with Related Persons,” and “Director Independence” sections of our Proxy Statement.

Item 14.	Principal Accounting Fees and Services
We incorporate this information by reference to the “Independent Registered Public Accounting Firm Fee Disclosure” and “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.
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

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 2017.

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

Principal Executive Officer:
/s/ Stephen P. Weisz	President, Chief Executive Officer and Director
Stephen P. Weisz

Principal Financial Officer:
/s/ John E. Geller, Jr.	Executive Vice President and Chief Financial Officer
John E. Geller, Jr.

Principal Accounting Officer:
/s/ Laurie A. Sullivan	Senior Vice President, Corporate Controller and Chief Accounting Officer
Laurie A. Sullivan
Directors:

/s/ William J. Shaw	/s/ Melquiades R. Martinez
William J. Shaw, Chairman	Melquiades R. Martinez, Director

/s/ C.E. Andrews	/s/ William W. McCarten
C.E. Andrews, Director	William W. McCarten, Director

/s/ Raymond L. Gellein, Jr.	/s/ Dianna F. Morgan
Raymond L. Gellein, Jr., Director	Dianna F. Morgan, Director

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

10.3
Letter Agreement, dated May 9, 2016, among Marriott Vacations Worldwide Corporation, Marriott Worldwide Corporation and Marriott International, Inc. relating to the License, Services, and Development Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 21, 2016).

10.4
Side Letter Agreement, dated as of September 21, 2016 by among Marriott International, Inc., Marriott Worldwide Corporation and Marriott Rewards, LLC, and Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc., relating to the License, Services and Development Agreements, the Marriott Rewards Affiliation Agreement and the Non-Competition Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 13 2016).†

10.5
License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

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

10.9
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

10.13
Information Resources Transition Services Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

10.14	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan.*

10.15
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

10.18	Form of Non-Employee Director Share Award Confirmation (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-K filed on February 25, 2016).*

10.19	Form of Non-Employee Director Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 21, 2012).*

10.20	Form of Director Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015).*

10.21	Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.22
Form of Participation Agreement for Change in Control Severance Plan – Marriott Vacations Worldwide Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2012).*

10.23	Marriott Vacations Worldwide Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2013).*

10.24	Marriott Vacations Worldwide Corporation Executive Long Term Disability Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).*

10.25	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 11, 2015).*

10.26
Third Amended and Restated Indenture and Servicing Agreement, entered into September 15, 2014 and dated as of September 1, 2014, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2014).

10.27
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

10.28
Second Amended and Restated Sale Agreement, entered into September 15, 2014 and dated as of September 1, 2014, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2014).

10.29
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

10.30
Omnibus Amendment No. 4, dated May 20, 2016, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacation Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 21, 2016).

10.31
Indenture Supplement, dated June 16, 2016, by and among Marriott Vacations Worldwide Owner Trust 2011-1, as issuer, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 21, 2016).

10.32
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

10.34
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

10.35
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

10.36
Third Amendment, dated as of December 8, 2016, to the Second Amended and Restated Credit Agreement, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, and Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2016).

10.37
Fourth Amendment, dated as of February 22, 2017, to the Second Amended and Restated Credit Agreement, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, and Bank of America, N.A. and Deutsche Bank Securities Inc., as co-documentation agents.

10.38
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

21.1	Subsidiaries of Marriott Vacations Worldwide Corporation.

23.1	Consent of Ernst & Young LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

†
Portions of this exhibit were granted confidential treatment by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this Annual Report: (i) Consolidated Statements of Income for the fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015; (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015; (iii) the Consolidated Balance Sheets at December 30, 2016 and January 1, 2016; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015; and (v) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015.

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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on this assessment, management has concluded that, applying the COSO criteria, as of December 30, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Marriott Vacations Worldwide Corporation:
We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (“the COSO criteria”). Marriott Vacations Worldwide Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Marriott Vacations Worldwide Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott Vacations Worldwide Corporation as of December 30, 2016 and January 1, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Marriott Vacations Worldwide Corporation:
We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation as of December 30, 2016 and January 1, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott Vacations Worldwide Corporation at December 30, 2016 and January 1, 2016 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 23, 2017

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2016, 2015 and 2014
(In thousands, except per share amounts)

	2016	2015	2014
REVENUES
Sale of vacation ownership products	$637,503	$675,329	$647,488
Resort management and other services	303,570	295,547	278,517
Financing	126,126	124,033	128,909
Rental	312,071	312,997	264,307
Cost reimbursements	431,965	405,875	396,795
TOTAL REVENUES	1,811,235	1,813,781	1,716,016
EXPENSES
Cost of vacation ownership products	155,093	204,299	196,444
Marketing and sales	353,295	330,599	315,410
Resort management and other services	174,311	180,072	177,138
Financing	21,380	24,194	24,148
Rental	260,752	259,729	237,920
General and administrative	104,833	106,104	100,916
Litigation settlement	(303)	(232)	19,494
Organizational and separation related	—	1,174	3,438
Consumer financing interest	23,685	24,658	26,464
Royalty fee	60,953	58,982	59,970
Impairment	—	324	1,381
Cost reimbursements	431,965	405,875	396,795
TOTAL EXPENSES	1,585,964	1,595,778	1,559,518
Gains and other income	11,201	9,557	5,171
Interest expense	(8,912)	(12,810)	(11,692)
Other	(4,632)	(8,253)	614
INCOME BEFORE INCOME TAXES	222,928	206,497	150,591
Provision for income taxes	(85,580)	(83,698)	(69,835)
NET INCOME	$137,348	$122,799	$80,756

Basic earnings per share	$4.93	$3.90	$2.40
Shares used in computing basic earnings per share	27,882	31,487	33,665
Diluted earnings per share	$4.83	$3.82	$2.33
Shares used in computing diluted earnings per share	28,422	32,168	34,635
Dividends declared per share of common stock	$1.25	$1.05	$0.25
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net income	$137,348	$122,799	$80,756
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(5,589)	(5,673)	(6,005)
Derivative instrument adjustment	(332)	—	—
Total other comprehensive loss, net of tax	(5,921)	(5,673)	(6,005)
COMPREHENSIVE INCOME	$131,427	$117,126	$74,751
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2016 and 2015
(In thousands, except share and per share data)

	2016	2015
ASSETS
Cash and cash equivalents	$147,102	$177,061
Restricted cash (including $27,525 and $26,884 from VIEs, respectively)	66,000	71,451
Accounts and contracts receivable, net (including $4,865 and $4,893 from VIEs, respectively)	161,733	131,850
Vacation ownership notes receivable, net (including $717,543 and $669,179 from VIEs, respectively)	972,311	920,631
Inventory	712,536	669,243
Property and equipment	202,802	288,803
Other	128,935	140,679
Total Assets	$2,391,419	$2,399,718
LIABILITIES AND EQUITY
Accounts payable	$124,439	$139,120
Advance deposits	55,542	49,128
Accrued liabilities (including $584 and $669 from VIEs, respectively)	147,469	163,632
Deferred revenue	95,495	78,196
Payroll and benefits liability	95,516	104,331
Deferred compensation liability	62,874	51,031
Mandatorily redeemable preferred stock of consolidated subsidiary, net	—	38,989
Debt, net (including $738,362 and $684,604 from VIEs, respectively)	737,224	678,793
Other	15,873	11,155
Deferred taxes	149,168	109,076
Total Liabilities	1,483,600	1,423,451
Contingencies and Commitments (Note 9)
Preferred stock — $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 100,000,000 shares authorized; 36,633,868 and 36,393,800 shares issued, respectively	366	364
Treasury stock — at cost; 9,643,562 and 6,844,256 shares, respectively	(606,631)	(429,990)
Additional paid-in capital	1,162,283	1,150,731
Accumulated other comprehensive income	5,460	11,381
Retained earnings	346,341	243,781
Total Equity	907,819	976,267
Total Liabilities and Equity	$2,391,419	$2,399,718
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
OPERATING ACTIVITIES
Net income	$137,348	$122,799	$80,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,044	22,217	18,682
Amortization of debt issuance costs	6,509	5,586	5,462
Provision for loan losses	47,292	33,083	30,534
Share-based compensation	13,949	14,142	13,376
Employee stock purchase plan	1,317	560	—
Gain on disposal of property and equipment, net	(11,201)	(9,557)	(5,171)
Non-cash litigation settlement	(303)	(262)	23,778
Deferred income taxes	38,834	28,162	18,876
Impairment charges	—	324	1,381
Net change in assets and liabilities:
Accounts and contracts receivable	(30,055)	(24,189)	(1,143)
Notes receivable originations	(356,859)	(311,195)	(267,917)
Notes receivable collections	253,622	270,170	287,240
Inventory	4,301	72,158	82,690
Purchase of operating properties for future conversion to inventory	—	(61,554)	—
Other assets	11,092	(10,648)	8,659
Accounts payable, advance deposits and accrued liabilities	(19,905)	23,461	(17,865)
Liability for Marriott Rewards customer loyalty program	(37)	(89,251)	(25,022)
Deferred revenue	17,664	(5,289)	24,656
Payroll and benefit liabilities	(6,933)	11,380	8,973
Deferred compensation liability	11,843	9,354	4,568
Other liabilities	1,863	2,974	(2,055)
Other, net	(1,213)	4,609	953
Net cash provided by operating activities	140,172	109,034	291,411
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(34,770)	(35,735)	(15,202)
Purchase of operating property to be sold	—	(47,658)	—
Decrease (increase) in restricted cash	4,838	37,681	(24,019)
Dispositions, net	68,953	20,644	82,347
Net cash provided by (used in) investing activities	39,021	(25,068)	43,126
FINANCING ACTIVITIES
Borrowings from securitization transactions	376,622	255,000	262,638
Repayment of debt related to securitization transactions	(322,864)	(278,427)	(228,870)
Borrowings from Revolving Corporate Credit Facility	85,000	—	—
Repayment of Revolving Corporate Credit Facility	(85,000)	—	—
Proceeds from vacation ownership inventory arrangement	—	5,375	—
Debt issuance costs	(4,065)	(5,335)	(6,498)
Repurchase of common stock	(177,830)	(201,380)	(203,596)
Redemption of mandatorily redeemable preferred stock of consolidated subsidiary	(40,000)	—	—
Payment of dividends	(34,195)	(23,793)	(8,179)
Proceeds from stock option exercises	7	97	2,977

Excess tax benefits from share-based compensation	1,207	9,380	4,519
Payment of withholding taxes on vesting of restricted stock units	(4,021)	(10,894)	(8,077)
Other	187	230	(564)
Net cash used in financing activities	(204,952)	(249,747)	(185,650)
Effect of changes in exchange rates on cash and cash equivalents	(4,200)	(3,673)	(1,883)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,959)	(169,454)	147,004
CASH AND CASH EQUIVALENTS, beginning of year	177,061	346,515	199,511
CASH AND CASH EQUIVALENTS, end of year	$147,102	$177,061	$346,515
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash transfer from Inventory to Property and equipment	$9,741	$30,985	$—
Non-cash impact on Additional paid-in capital for changes in Deferred tax liabilities distributed to Marriott Vacations Worldwide at Spin-Off	—	(9)	(3,870)
Non-cash issuance of note receivable	—	(500)	—
Non-cash issuance of treasury stock for employee stock purchase plan	(1,317)	(560)	—
Non-cash transfer of debt	2,985	—	—
Dividends payable	(9,480)	(8,898)	—
Disposition accruals not yet paid	2,229	—	—
Property acquired via capital lease	7,221	—	—
Non-cash impact on Additional paid-in capital to correct an immaterial error in Deferred revenue at Spin-Off	—	—	(1,156)
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years 2016, 2015 and 2014
(In thousands)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at year-end 2013	35,133	$356	$(25,633)	$1,129,800	$23,059	$81,155	$1,208,737
Net income	—	—	—	—	—	80,756	80,756
Foreign currency translation adjustments	—	—	—	—	(6,005)	—	(6,005)
Amounts related to share-based compensation	452	5	—	13,024	—	—	13,029
Adjustment to reclassification of Marriott International investment to Additional paid-in capital(1)	—	—	—	(3,883)	—	—	(3,883)
Adjustment to Additional paid-in capital(2)	—	—	—	(1,156)	—	—	(1,156)
Repurchase of common stock	(3,492)	—	(203,596)	—	—	—	(203,596)
Dividends	—	—	—	—	—	(8,179)	(8,179)
Balance at year-end 2014	32,093	361	(229,229)	1,137,785	17,054	153,732	1,079,703
Net income	—	—	—	—	—	122,799	122,799
Foreign currency translation adjustments	—	—	—	—	(5,673)	—	(5,673)
Amounts related to share-based compensation	304	3	—	12,955	—	—	12,958
Adjustment to reclassification of Marriott International investment to Additional paid-in capital	—	—	—	(9)	—	—	(9)
Repurchase of common stock	(2,857)	—	(201,380)	—	—	—	(201,380)
Dividends	—	—	—	—	—	(32,691)	(32,691)
Employee stock plan issuance	10	—	619	—	—	(59)	560
Balance at year-end 2015	29,550	364	(429,990)	1,150,731	11,381	243,781	976,267
Net income	—	—	—	—	—	137,348	137,348
Foreign currency translation adjustments	—	—	—	—	(5,589)	—	(5,589)
Derivative instrument adjustment	—	—	—	—	(332)	—	(332)
Amounts related to share-based compensation	240	2	—	11,424	—	—	11,426
Repurchase of common stock	(2,819)	—	(177,830)	—	—	—	(177,830)
Dividends	—	—	—	—	—	(34,788)	(34,788)
Employee stock plan issuance	19	—	1,189	128	—	—	1,317
Balance at year-end 2016	26,990	$366	$(606,631)	$1,162,283	$5,460	$346,341	$907,819
_________________________

(1)	Consists of an adjustment to Deferred tax liabilities for changes in the valuation of Marriott Vacations Worldwide at the time of the Spin-Off.

(2)	Consists of an adjustment to correct an immaterial error in Deferred revenue at the time of the Spin-Off.
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our Business
Marriott Vacations Worldwide Corporation (“Marriott Vacations Worldwide,” “we” or “us,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity) is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. In 2016, we introduced Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”), a subsidiary of Marriott International, Inc. (“Marriott International”), provides on-site management for Ritz-Carlton branded properties.
Our business is grouped into three reportable segments: North America, Europe and Asia Pacific. As of December 30, 2016, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
Unless otherwise specified, each reference to a particular year in these Financial Statements means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year. The fiscal years in the following table included 52 weeks. Beginning in 2017, our fiscal year will be the same as the corresponding calendar year, except that the 2017 fiscal year will begin on December 31, 2016 and end on December 31, 2017.

Fiscal Year	Fiscal Year-End Date
2016	December 30, 2016
2015	January 1, 2016
2014	January 2, 2015
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, property and equipment valuation, loan loss reserves, income taxes and loss contingencies. Accordingly, actual amounts may differ from these estimated amounts.
We have reclassified certain prior year amounts to conform to our 2016 presentation.

Our Financial Statements include adjustments for fiscal years 2015 and 2014 to correct immaterial presentation errors within the following line items on our Statements of Income: Resort management and other services revenues, Resort management and other services expenses and General and administrative expenses. Correction of these immaterial errors had no impact on our consolidated Net income.
The impact of these adjustments on the Financial Statements is as follows:

	As Revised		Previous Filings
($ in thousands)	2015	2014	2015	2014
Resort management and other services	$295,547	$278,517	$312,229	$298,283
TOTAL REVENUES	$1,813,781	$1,716,016	$1,830,463	$1,735,782
Resort management and other services	$180,072	$177,138	$199,895	$199,258
General and administrative	$106,104	$100,916	$102,963	$98,562
TOTAL EXPENSES	$1,595,778	$1,559,518	$1,612,460	$1,579,284
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
Resort Management and Other Services Revenues
Our resort management and other services revenues consist primarily of ancillary revenues and management fees. Ancillary revenues consist of goods and services that are sold or provided by us at restaurants, golf courses and other retail and service outlets located at developed resorts. We recognize ancillary revenue when goods have been provided and/or services have been rendered.
We provide day-to-day-management services, including housekeeping services, operation of reservation systems, maintenance and certain accounting and administrative services for property owners’ associations. We receive compensation for these management services; this is typically based on either a percentage of the budgeted costs to operate the resorts or a fixed fee arrangement. We recognize revenues when earned in accordance with the terms of the contract and record them as a component of Resort management and other services revenues on our Statements of Income. Management fee revenues were $83.3 million, $77.6 million and $73.9 million during 2016, 2015 and 2014, respectively.
Resort management and other services revenues include additional fees for services we provide to our property owners’ associations, as well as annual fees, club dues, settlement fees from the sale of vacation ownership products, and certain transaction-based fees from owners and other third parties, including external exchange service providers with which we are associated. We recognize fee revenues when services have been rendered. Fee revenues included in Resort management and other services revenues were $78.5 million in 2016, $67.2 million in 2015 and $77.8 million in 2014, as reflected on our Statements of Income.

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
Financing revenues include certain annual and transaction-based fees we charge to owners and other third parties for services. We recognize fee revenues when services have been rendered. Fee revenues included in Financing revenues were $6.0 million in 2016, $6.0 million in 2015 and $6.4 million in 2014, as reflected on our Statements of Income.
Rental Revenues
We record rental revenues when occupancy has occurred or, in the case of unused prepaid rentals, upon forfeiture. We also recognize rental revenue from the utilization of plus points under the Marriott Vacation Club Destinations ™ (“MVCD”) program when those points are redeemed for rental stays at one of our resorts or in the Explorer Collection, or upon expiration of the points.
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
We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for cost of vacation ownership products related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-up activity, and are recorded in Cost of vacation ownership product expenses on the Statements of Income to retrospectively adjust the margin previously recorded subject to those estimates. For 2016, 2015 and 2014, product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $14.8 million, $7.3 million and $6.5 million, respectively.
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
Capitalization of Costs
We capitalize costs clearly associated with the acquisition of real estate when a transaction is accounted for as an asset acquisition under Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). Alternatively, when acquired real estate constitutes a business under ASC 805, transaction costs are expensed as incurred. We capitalize interest and certain salaries and related costs incurred in connection with the following: (1) development and construction of sales centers; (2) internally developed software; and (3) development and construction projects for our real estate inventory. We capitalize costs clearly associated with the development and construction of a real estate project when it is probable that we will acquire a property. We capitalize salary and related costs only to the extent they directly relate to the project. We capitalize interest expense, taxes and insurance costs when activities that are necessary to get the property ready for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete. Capitalized salaries and related costs totaled $6.1 million, $7.1 million and $5.1 million for 2016, 2015 and 2014, respectively.
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from property owners’ associations) for our participating employees totaling $8.0 million in 2016, $7.1 million in 2015 and $6.6 million in 2014.
Deferred Compensation Plan
Prior to the Spin-Off, certain members of our senior management had the opportunity to participate in the Marriott International, Inc. Executive Deferred Compensation Plan (the “Marriott International EDC”), which Marriott International maintains and administers. Under the Marriott International EDC, participating employees were able to defer payment and income taxation of a portion of their salary and bonus. Participants also had the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (at a fixed annual rate of return of 4.5 percent for 2016 and 4.9 percent for 2015). Although additional discretionary contributions to the participants’ accounts under the Marriott International EDC may be made, no additional discretionary contributions were made for our employees in 2016, 2015 and 2014. Subsequent to the Spin-Off, we remain liable to reimburse Marriott International for distributions for participants that were employees of Marriott Vacations Worldwide at the time of the Spin-Off including earnings thereon.
Since 2014, certain members of our senior management have had the opportunity to participate in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”), which we maintain and administer. Under the Deferred Compensation Plan, participating employees may defer payment and income taxation of a portion of their salary and bonus. It also gives participants the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (at a fixed annual rate of return of 5.6 percent for both 2016 and 2015). We recognized compensation expense (net of cost reimbursements from property owners’ associations) for discretionary contributions to the participants’ accounts under the Deferred Compensation Plan totaling $1.3 million in 2016, $1.3 million in 2015 and $1.0 million in 2014.
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
Accounts and Contracts Receivable
Accounts and contracts receivable are presented net of allowances of $0.8 million at December 30, 2016 and $0.6 million at January 1, 2016.
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
Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.09 percent and 6.92 percent as of December 30, 2016 and January 1, 2016, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $5.0 million and $4.7 million as of December 30, 2016 and January 1, 2016, respectively.
For additional information on our vacation ownership notes receivable, including information on the related reserves, see Footnote No. 3, “Vacation Ownership Notes Receivable.”

Costs Incurred to Sell Vacation Ownership Products
We charge the majority of marketing and sales costs we incur to sell vacation ownership products to expense when incurred. Deferred marketing and selling expenses, which are direct marketing and selling costs related either to an unclosed contract or a contract for which 100 percent of revenue has not yet been recognized, were $6.2 million at year-end 2016 and $5.3 million at year-end 2015 and are included on the accompanying Balance Sheets in the Other caption within Assets.
Valuation of Property and Equipment
Property and equipment includes our sales centers, golf courses, operating properties, information technology and other assets used in the normal course of business, as well as undeveloped and partially developed land parcels that are not part of an approved development plan and do not meet the criteria to be classified as held for sale. We test long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

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
Derivative Instruments
From time to time, we may use derivative instruments to reduce market risk due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of our $250 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”). As of December 30, 2016, we were not party to any material derivative instruments or hedges.
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
Share-Based Compensation Costs
We established the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”) in order to compensate our employees and directors by granting them equity awards such as restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and stock options.
We follow the provisions of ASC 718, “Compensation—Stock Compensation,” which requires that a company measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, share-based awards granted to our employees, other than RSUs with performance vesting conditions, vest ratably over a four-year period. For share-based awards with service-only vesting conditions, we record compensation expense on a straight-line basis over the requisite service period. For RSUs with performance vesting conditions, the number of RSUs earned, if any, is determined following the end of a three-year performance period based upon the cumulative achievement over that period of specific quantitative operating financial measures and we recognize compensation expense once it is probable that the corresponding performance condition will be achieved.
SARs awarded under the Stock Plan are granted at exercise prices or strike prices equal to the market price of our common stock on the date of grant (this price is referred to as the “base value”). SARs generally expire ten years after the date of grant and both vest and become exercisable in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant. Upon exercise of SARs, our employees and non-employee directors receive a number of shares of our common stock equal to the number of SARs being exercised, multiplied by the quotient of (a) the market price of the common stock on the date of exercise (this price is referred to as the “final value”) minus the base value, divided by (b) the final value.
We recognize the expense associated with these awards on our Statements of Income based on the fair value of the awards as of the date that the share-based awards are granted and adjust that expense to the estimated number of awards that we expect will vest or be earned. The fair value of RSUs represents the number of awards granted multiplied by the average of the high and low market price of our common stock on the date the awards are granted reduced by the present value of the dividends expected to be paid on the shares during the vesting period, discounted at a risk-free interest rate. We generally determine the fair value of SARs using the Black-Scholes option valuation model which incorporates assumptions about expected volatility, risk free interest rate, dividend yield and expected term. We will issue shares from authorized shares upon the exercise of SARs or stock options held by our employees and directors.
For share-based awards granted to non-employee directors, we recognize compensation expense on the grant date based on the fair value of the awards as of that date. See Footnote No. 13, “Share-Based Compensation,” for more information.
Advertising Costs
We expensed advertising costs as incurred of $1.1 million, $2.1 million and $2.0 million in 2016, 2015 and 2014, respectively. These costs are included in the Marketing and sales expense caption on our Statements of Income.
Income Taxes
We file income tax returns, including with respect to our subsidiaries, in various jurisdictions around the world. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
New Accounting Standards
Accounting Standards Update No. 2017-01 - “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”)
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, which revises the definition of a business to assist entities with evaluating when a set of transferred assets and activities constitutes a business. Under ASU 2017-01, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. Determining whether a set of transferred assets is a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. In addition, the definition of a business also affects the accounting for dispositions and the identification of reporting units. It also may affect how an entity applies consolidation guidance. The update is effective for public companies for annual periods beginning after December 15, 2017, and for interim periods within those years, with early adoption permitted. Our early adoption of ASU 2017-01 in the fourth quarter of 2016 did not have an impact on our financial statements or disclosures. We expect that new guidance will likely result in more of our real estate acquisitions being accounted for as asset acquisitions, with related transaction costs capitalized, rather than business combinations.
Accounting Standards Update No. 2016-17 - “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”)
In October 2016, the FASB issued ASU 2016-17, which updates Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” Under the amendments, a single decision maker evaluating whether it is the primary beneficiary of a variable interest entity will consider its indirect interests held by related parties that are under common control on a proportionate basis. ASU 2016-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Our early adoption of ASU 2016-17 in the fourth quarter of 2016 did not have an impact on our financial statements or disclosures.
Accounting Standards Update No. 2016-15 – “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”)
In August 2016, the FASB issued ASU 2016-15, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. Our early adoption of ASU 2016-15 in the third quarter of 2016 did not have an impact on our financial statements or disclosures.

Future Adoption of Accounting Standards
Accounting Standards Update No. 2016-18 - “Restricted Cash” (“ASU 2016-18”)
In November 2016, the FASB issued ASU 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, we will no longer present changes in restricted cash as a component of investing activities. The update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will adopt ASU 2016-18 on a retrospective basis commencing in the first quarter of 2017.
Accounting Standards Update No. 2016-16 - “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”)
In October 2016, the FASB issued ASU 2016-16, which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. The update is effective for public companies for annual periods beginning after December 15, 2017, and for annual periods and interim periods thereafter with early adoption permitted. We are evaluating the impact that ASU 2016-16, including the timing of implementation, will have on our financial statements and disclosures.
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
Accounting Standards Update No. 2016-02 – “Leases (Topic 842)” (“ASU 2016-02”)
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability of information regarding an entity’s leasing activities by providing additional information to users of financial statements. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. This update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. Although we expect to adopt ASU 2016-02 commencing in fiscal year 2019, we continue to evaluate the impact that adoption of this accounting standards update will have on our financial statements and disclosures.
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

Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), as Amended
In May 2014, the FASB issued ASU 2014-09, which, as amended, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09, as amended, will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new standard may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized on the date of adoption. Although we expect to adopt ASU 2014-09, as amended, commencing in fiscal year 2018, on a retrospective basis, we continue to evaluate the impact that adoption of this accounting standards update will have on our financial statements and disclosures. We anticipate concluding our preliminary assessment and providing detail on the impact of adoption of this accounting standard in the first half of 2017.
2. INCOME TAXES
We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Under the Tax Sharing and Indemnification Agreement with Marriott International, if any part of the Spin-Off fails to qualify for the tax treatment stated in the ruling Marriott International received from the U.S. Internal Revenue Service (the “IRS”) in connection with the Spin-Off, taxes imposed will be allocated between Marriott International and Marriott Vacations Worldwide as set forth in the agreement, and each will indemnify and hold harmless the other from and against the taxes so allocated.
The income (loss) before provision for income taxes by geographic region is as follows:

($ in thousands)	2016	2015	2014
United States	$220,169	$197,519	$178,297
Non-U.S. jurisdictions	2,759	8,978	(27,706)
	$222,928	$206,497	$150,591
Our current tax provision does not reflect the benefits attributable to us for the exercise or vesting of employee share-based awards of $1.2 million in 2016, $9.4 million in 2015 and $4.5 million in 2014.
Our provision for income taxes consists of:

($ in thousands)	2016	2015	2014
Current – U.S. Federal	$(35,715)	$(44,728)	$(42,652)
– U.S. State	(4,926)	(4,027)	(9,091)
– Non-U.S.	(4,902)	(6,953)	95
	(45,543)	(55,708)	(51,648)
Deferred – U.S. Federal	(38,332)	(25,350)	(16,422)
– U.S. State	(3,432)	(4,554)	1,294
– Non-U.S.	1,727	1,914	(3,059)
	(40,037)	(27,990)	(18,187)
	$(85,580)	$(83,698)	$(69,835)
The deferred tax assets and related valuation allowances in these Financial Statements have been determined on a separate return basis. The assessment of the valuation allowances requires considerable judgment on the part of management with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. Valuation allowances are recorded against the deferred tax assets of certain foreign operations for which historical losses, restructuring and impairment charges have been incurred. The change in the valuation allowances established were $1.5 million in 2016, $(3.7) million in 2015 and $(6.7) million in 2014.
We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($169.8 million at December 30, 2016) because we consider these earnings to be permanently invested. We do not consider previously taxed income to be permanently reinvested if such earnings can be distributed to a U.S. ent ity without incurring additional U.S. tax. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot estimate the amount of additional taxes that might be payable on the unremitted earnings.
We conduct business in countries that grant “holidays” from income taxes for ten to thirty year periods. These holidays expire through 2034. Without these tax “holidays,” we would have incurred the following aggregate additional income taxes: $0.5 million in 2016, $0.4 million in 2015 and $2.6 million in 2014.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for years 2011 through 2014. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions.
Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate was $1.5 million at December 30, 2016, $2.4 million at January 1, 2016 and $1.1 million at January 2, 2015.
The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2014 to the end of 2016:

($ in thousands)	2016	2015	2014
Unrecognized tax benefit at beginning of year	$2,378	$1,123	$473
Change attributable to tax positions taken during the current period	801	979	—
Change attributable to tax positions taken during a prior period	(1,718)	276	650
Unrecognized tax benefit at end of year	$1,461	$2,378	$1,123
In accordance with our accounting policies, we recognize accrued interest and penalties related to our unrecognized tax benefits as a component of tax expense. Related interest expense and accrued interest expense totaled less than $0.1 million in each of 2016, 2015 and 2014.
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
Total deferred tax assets and liabilities at December 30, 2016 and January 1, 2016 were as follows:

($ in thousands)	At Year-End 2016	At Year-End 2015
Deferred tax assets	$192,954	$161,997
Deferred tax liabilities	(335,178)	(265,197)
Net deferred tax liability	$(142,224)	$(103,200)

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities at December 30, 2016 and January 1, 2016 was as follows:

($ in thousands)	At Year-End 2016	At Year-End 2015
Inventory	$(24,986)	$(25,671)
Reserves	38,677	31,654
Property and equipment	(15,560)	(7,246)
Deferred sales of vacation ownership interests	(246,793)	(185,980)
Long lived intangible assets	31,464	34,692
Net operating loss carry-forwards	49,205	45,481
Tax credits	21,345	5,956
Other, net	52,263	44,214
Deferred tax liability	(94,385)	(56,900)
Less: Valuation allowance	(47,839)	(46,300)
Net deferred tax liability	$(142,224)	$(103,200)
At December 30, 2016, we had approximately $48.4 million of foreign net operating losses (excluding valuation allowances) some of which begin expiring in 2017. However, a significant portion of these tax net operating losses have an indefinite carry forward period. We have no federal net operating losses and net operating losses of $0.8 million for state tax purposes which begin expiring in 2032.
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the expense related to the U.S. statutory income tax rate to our effective income tax rate:

	2016	2015	2014
U.S. statutory income tax rate expense	35.00%	35.00%	35.00%
U.S. state income taxes, net of U.S. federal tax benefit	2.47	2.62	2.96
Permanent differences(1)	1.03	1.65	0.18
Non-U.S. income (loss)(2)	0.34	(0.61)	6.27
Other items(3)	(1.15)	1.21	0.17
Change in valuation allowance(4)	0.70	0.66	1.79
Effective rate expense	38.39%	40.53%	46.37%
_________________________

(1)	Attributed to interest on mandatorily redeemable preferred stock of a consolidated subsidiary, partially offset by the benefit of tax holidays in certain jurisdictions in 2014.

(2)	Attributed to the difference between U.S. and foreign income tax rates.

(3)	Attributed to the changes in unrecognized tax benefits in 2016, 2015 and 2014. 2016 also includes U.S. federal tax incentives related to multiple years.

(4)	Attributed to establishment of valuation allowances in foreign jurisdictions for losses that cannot be benefited in the U.S. income tax provision as discussed above.
Cash Taxes Paid
Cash taxes paid in 2016, 2015 and 2014 were $47.8 million, $50.2 million and $65.2 million, respectively.

3. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	At Year-End 2016	At Year-End 2015
Vacation ownership notes receivable — securitized	$717,543	$669,179
Vacation ownership notes receivable — non-securitized
Eligible for securitization(1)	98,508	104,671
Not eligible for securitization(1)	156,260	146,781
Subtotal	254,768	251,452
Total vacation ownership notes receivable	$972,311	$920,631
_________________________

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable for securitization.
The following tables show future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at December 30, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2017	$46,471	$97,726	$144,197
2018	32,027	89,728	121,755
2019	25,698	83,909	109,607
2020	21,967	83,264	105,231
2021	18,951	81,654	100,605
Thereafter	109,654	281,262	390,916
Balance at year-end 2016	$254,768	$717,543	$972,311
Weighted average stated interest rate at year-end 2016	11.7%	12.7%	12.4%
Range of stated interest rates at year-end 2016	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%
We reflect interest income associated with vacation ownership notes receivable in our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in thousands)	2016	2015	2014
Interest income associated with vacation ownership notes receivable – securitized	$96,606	$89,693	$91,790
Interest income associated with vacation ownership notes receivable – non-securitized	23,507	28,327	30,761
Total interest income associated with vacation ownership notes receivable	$120,113	$118,020	$122,551

The following table summarizes the activity related to our vacation ownership notes receivable reserve for 2016, 2015 and 2014:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable Reserve	Securitized Vacation Ownership Notes Receivable Reserve	Total
Balance at year-end 2013	$81,576	$51,687	$133,263
Provision for loan losses	20,509	9,577	30,086
Securitizations	(19,507)	19,507	—
Clean-up calls(1)	1,756	(1,756)	—
Write-offs	(44,931)	—	(44,931)
Defaulted vacation ownership notes receivable repurchase activity(2)	25,349	(25,349)	—
Balance at year-end 2014	64,752	53,666	118,418
Provision for loan losses	23,832	9,209	33,041
Securitizations	(16,491)	16,491	—
Clean-up calls(1)	7,115	(7,115)	—
Write-offs	(48,220)	—	(48,220)
Defaulted vacation ownership notes receivable repurchase activity(2)	24,596	(24,596)	—
Balance at year-end 2015	55,584	47,655	103,239
Provision for loan losses	28,652	18,505	47,157
Securitizations	(28,322)	28,322	—
Clean-up of Warehouse Credit Facility(3)	10,496	(10,496)	—
Write-offs	(40,033)	—	(40,033)
Defaulted vacation ownership notes receivable repurchase activity(2)	30,251	(30,251)	—
Balance at year-end 2016	$56,628	$53,735	$110,363
_________________________

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

(2)
Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

(3)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable from our Warehouse Credit Facility.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due. As noted in Footnote No. 1, “Summary of Significant Accounting Policies,” we recognize interest income on a cash basis for these vacation ownership notes receivable.

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at year-end 2016	$43,792	$6,687	$50,479
Investment in vacation ownership notes receivable on non-accrual status at year-end 2015	$46,024	$8,717	$54,741
Average investment in vacation ownership notes receivable on non-accrual status during 2016	$44,908	$7,702	$52,610

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 30, 2016:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$7,780	$16,468	$24,248
91 – 150 days past due	3,981	6,687	10,668
Greater than 150 days past due	39,811	—	39,811
Total past due	51,572	23,155	74,727
Current	259,824	748,123	1,007,947
Total vacation ownership notes receivable	$311,396	$771,278	$1,082,674
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

	At Year-End 2016		At Year-End 2015
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable
Securitized	$717,543	$834,009	$669,179	$803,533
Non-securitized	254,768	269,161	251,452	274,799
Total financial assets	$972,311	$1,103,170	$920,631	$1,078,332
Non-recourse debt associated with vacation ownership notes receivable securitizations, net	$(729,188)	$(725,963)	$(675,561)	$(677,595)
Other debt, net	(815)	(815)	(3,232)	(3,496)
Mandatorily redeemable preferred stock of consolidated subsidiary, net	—	—	(38,989)	(42,258)
Other liabilities	(2,285)	(2,285)	(4,515)	(4,515)
Total financial liabilities	$(732,288)	$(729,063)	$(722,297)	$(727,864)
_________________________

(1)	Fair value of financial instruments has been determined using Level 3 inputs.
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
The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At Year-End 2016		At Year-End 2015
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization	$98,508	$112,901	$104,671	$128,018
Not eligible for securitization	156,260	156,260	146,781	146,781
Total non-securitized	$254,768	$269,161	$251,452	$274,799
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
Non-Recourse Debt Associated with Securitized Vacation Ownership Notes Receivable, Net
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
Mandatorily Redeemable Preferred Stock of Consolidated Subsidiary, Net
We historically estimated the fair value of the mandatorily redeemable preferred stock of our consolidated subsidiary using a discounted cash flow model. We believe this is comparable to the model that an independent third party would have used in the then current market. Our model included an assessment of our subsidiary’s credit risk and the instrument’s contractual dividend rate.

5. ACQUISITIONS AND DISPOSITIONS
2016 Acquisitions
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
2016 Dispositions
San Francisco, California
During the second quarter of 2016, we disposed of 19 residential units, located at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), for gross cash proceeds of $19.5 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $10.5 million in the Gains and other income line on our Statements of Income for the year ended December 30, 2016.
2016 Disposition / 2015 Acquisition
Surfers Paradise, Australia
During the third quarter of 2015, we completed the acquisition of an operating property located in Surfers Paradise, Australia, for AUD $84.5 million ($62.3 million). The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As such, all transaction costs were expensed as incurred and were included in the “Other” line of our statements of income. As consideration for the acquisition, we paid AUD $82.6 million ($61.0 million) in cash and assumed net liabilities of AUD $1.9 million ($1.3 million), which was allocated based on the fair value at the date of acquisition as follows: AUD $28.9 million ($21.3 million) to land, AUD $49.5 million ($36.5 million) to buildings and leasehold improvements and AUD $6.1 million ($4.5 million) to furniture and equipment. Fair value was determined using an independent appraisal, which was primarily based on a discounted cash flow model, a Level 3 fair value input. At the time of the acquisition we determined that we would convert a portion of this operating property into vacation ownership interests for future use in our Asia Pacific segment; the related portion of the purchase price was classified as an operating activity on our Cash Flows for the year ended January 1, 2016. Additionally, we intended to sell the remaining downsized portion of the operating property to a third party; the related portion of the purchase price was classified as an investing activity on our Cash Flows for the year ended January 1, 2016.
During the second quarter of 2016, we disposed of the remaining downsized portion of this operating property that we did not intend to convert into vacation ownership inventory for gross cash proceeds of AUD $70.5 million ($50.9 million). We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate. As part of the disposition, we guaranteed the net operating income of this portion of the operating property through 2021 up to a specified maximum of AUD $2.9 million ($2.1 million), which was recorded as a deferred gain in the Other line within liabilities on our balance sheet. We recognized a loss, inclusive of the deferred gain, of AUD $1.2 million ($0.9 million) in connection with the sale, which was recorded in the Gains and other income line on the Statement of Income for the year ended December 30, 2016.
As of December 30, 2016, we have completed the conversion of the portion of this operating property that we intended to convert into vacation ownership inventory at the time of the acquisition, a portion of which has been contributed to our points-based programs in our Asia Pacific segment.
2015 Acquisitions
Washington, D.C.
During the third quarter of 2015, we completed the acquisition of 71 units at The Mayflower Hotel, Autograph Collection, an operating hotel located in Washington, D.C., for $32.0 million. The asset acquisition was treated as a purchase of inventory and we have included these vacation ownership units, in their current form, in our MVCD program.

San Diego, California
During the first quarter of 2015, we completed the acquisition of an operating property located in San Diego, California, for $55.0 million. The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As consideration for the acquisition, we paid $55.0 million in cash, which was allocated based on the fair value at the date of acquisition as follows: $54.3 million to property and equipment and $0.7 million to other assets. Fair value was determined using an independent appraisal, which was primarily based on a discounted cash flow model, a Level 3 fair value input. We rebranded this property as Marriott Vacation Club Pulse, San Diego and are in the process of converting this property, in its entirety, into vacation ownership interests for future use in our MVCD program. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating property for future conversion to inventory line on our Cash Flows for the year ended January 1, 2016. The remaining $7.7 million was included as an investing activity in the Capital expenditures for property and equipment line on our Cash Flows for the year ended January 1, 2016, as it was allocated to assets to be used prior to conversion of the property into vacation ownership interests, as well as ancillary and sales center assets to be retained after the conversion.
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
As of December 30, 2016, our Balance Sheet reflected $9.6 million of Other liabilities that relate to the deferral of gain recognition for this transaction, which will reduce our basis in the asset if we repurchase the property. In addition, the note receivable of $0.5 million and other receivables of $0.4 million are included in the Accounts and contracts receivable line on the Balance Sheet as of December 30, 2016. The cash consideration received for the sale of the real property is included in Proceeds from vacation ownership inventory arrangements on our Cash Flows for the year ended January 1, 2016. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is our interest in the note receivable and the other receivables discussed above as of December 30, 2016.

Orlando, Florida
During the first quarter of 2014, we disposed of a golf course and adjacent undeveloped land in Orlando, Florida for $24.0 million in gross cash proceeds. As a condition of the sale, we continued to operate the golf course through the end of the first quarter of 2015 at our own risk. We utilized the performance of services method to record a gain of $3.1 million over the period during which we operated the golf course, $0.9 million of which is included in the Gains and other income line on our Statement of Income for the year ended January 1, 2016 and $2.2 million is included in the Gains and other income line on our Statement of Income for the year ended January 2, 2015.
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
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

(in thousands, except per share amounts)	2016(1)	2015(2)	2014(3)
Computation of Basic Earnings Per Share
Net income	$137,348	$122,799	$80,756
Weighted average shares outstanding	27,882	31,487	33,665
Basic earnings per share	$4.93	$3.90	$2.40
Computation of Diluted Earnings Per Share
Net income	$137,348	$122,799	$80,756
Weighted average shares outstanding	27,882	31,487	33,665
Effect of dilutive shares outstanding
Employee stock options and SARs	367	446	543
Restricted stock units	173	235	427
Shares for diluted earnings per share	28,422	32,168	34,635
Diluted earnings per share	$4.83	$3.82	$2.33

_________________________

(1)
The computations of diluted earnings per share exclude approximately 217,000 shares of common stock, the maximum number of shares issuable as of December 30, 2016 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

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

In accordance with the applicable accounting guidance for calculating earnings per share, for the year ended December 30, 2016, we excluded 62,018 shares underlying stock options or stock appreciation rights (“SARs”) that may be settled in shares of common stock, with an exercise price of $77.42, from our calculation of diluted earnings per share because this exercise price was greater than the average market price for the period.
For the year ended January 1, 2016, we excluded 62,018 shares underlying stock options or SARS that may be settled in shares of common stock, with an exercise price of $77.42, from our calculation of diluted earnings per share because this price was greater than the average market price for the period.
For the year ended January 2, 2015, we did not exclude any shares underlying stock options or SARs that may be settled in shares of common stock from our calculation of diluted earnings per share as no exercise prices were greater than the average market prices for the applicable period.
7. INVENTORY
The following table shows the composition of our inventory balances:

($ in thousands)	At Year-End 2016	At Year End 2015
Finished goods(1)	$337,949	$332,888
Work-in-progress	39,486	—
Land and infrastructure(2)	330,728	331,042
Real estate inventory	708,163	663,930
Operating supplies and retail inventory	4,373	5,313
	$712,536	$669,243
_________________________

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes $70.0 million of inventory related to estimated future foreclosures at December 30, 2016.
We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Interest capitalized as a cost of inventory totaled $1.3 million, $0.1 million and $2.8 million in 2016, 2015 and 2014, respectively.
In 2016, $59.8 million was transferred from Property and equipment to Inventory when we commenced the conversion of the operating property in San Diego, California and a portion of the operating property in Surfers Paradise, Australia to vacation ownership inventory. The acquisition of these operating properties was previously included within Operating Activities on our Cash Flows and presented as Purchase of operating properties for future conversion to inventory within Operating Activities.

8. PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in thousands)	At Year-End 2016	At Year-End 2015
Land	$54,975	$87,751
Buildings and leasehold improvements	213,190	267,965
Furniture and equipment	51,053	55,326
Information technology	180,075	177,099
Construction in progress	27,493	26,469
	526,786	614,610
Accumulated depreciation	(323,984)	(325,807)
	$202,802	$288,803
Interest capitalized as a cost of property and equipment totaled $0.2 million in 2016, $0.3 million in 2015 and $0.1 million in 2014. Depreciation expense totaled $21.0 million in 2016, $22.2 million in 2015 and $18.7 million in 2014.
Refer to Footnote No. 7, “Inventory,” for a discussion of Property and equipment transferred to Inventory as we commenced the conversion of the operating property in San Diego, California and a portion of the operating property in Surfers Paradise, Australia to vacation ownership inventory.
9. CONTINGENCIES AND COMMITMENTS
Guarantees
We have historically issued guarantees to certain lenders in connection with the provision of third-party financing for our sale of vacation ownership products for the North America and Asia Pacific segments. The terms of these guarantees generally require us to fund if the purchaser fails to pay under the term of its note payable. We are entitled to recover any payments we make to third-party lenders under these guarantees through reacquisition and resale of the financed vacation ownership product. Our commitments under these guarantees expire as the underlying notes mature or are repaid. The terms of the underlying notes extend to 2022. At December 30, 2016, the maximum potential amount of future fundings for financing guarantees where we are the primary obligor was $5.7 million and the carrying amount of the liability for expected future fundings, which is included in our Balance Sheet in the Other caption within Liabilities, was $0.1 million.
Commitments and Letters of Credit
In addition to the guarantees we describe in the preceding paragraph, as of December 30, 2016, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $29.1 million, of which we expect $13.0 million, $8.7 million, $3.6 million, $1.6 million, $0.8 million and $1.4 million will be paid in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.

•	We have commitments of $2.3 million to subsidize vacation ownership associations, which we expect to pay in 2017.

•
We have a commitment to purchase an operating property located in New York, New York for $158.5 million, of which $7.2 million is attributed to the capital lease arrangement and recorded in Debt. We expect to acquire the units in the property, in their current form, over time, and we expect to make payments for these units of $96.8 million and $61.7 million in 2018 and 2019, respectively. We currently manage this property, which we have rebranded as Marriott Vacation Club Pulse, New York City. See Footnote No. 14, “Variable Interest Entities,” for additional information on this transaction.

•
We have commitments to purchase vacation ownership units located in two resorts in Bali, Indonesia in two separate transactions, contingent upon completion of construction to agreed upon standards within specified timeframes, for use in our Asia Pacific segment. We expect to complete the acquisition of 51 vacation ownership units in 2017 pursuant to one of the commitments, and to make remaining payments of $15.4 million in 2017 with respect to these units, when specific construction milestones are completed. We expect to complete the acquisition of 88 vacation ownership units in 2019 pursuant to the other commitment, and to make payments with respect to these units, when specific construction milestones are completed, as follows: $7.8 million in 2017, $5.9 million in 2018 and $25.4 million in 2019.

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

Surety bonds issued as of December 30, 2016 totaled $43.0 million, the majority of which were requested by federal, state or local governments related to our operations.
Additionally, as of December 30, 2016, we had $3.3 million of letters of credit outstanding under our $200 million revolving credit facility (as amended, the “Revolving Corporate Credit Facility”).
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
On October 3, 2016, RCHFU, L.L.C. and other owners of 134 fractional interests at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) served an amended complaint in an action pending in the U.S. District Court for the District of Colorado against us, certain of our subsidiaries, and other third party defendants. The amended complaint alleges that the plaintiffs’ fractional interests were devalued by the affiliation of RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. Our motion to dismiss the amended complaint remains pending. By order dated February 15, 2017, the court granted in part and denied in part plaintiffs’ motion for leave to file another amended complaint, which has not yet been served. We dispute the plaintiffs’ material allegations and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
On May 20, 2016, we, certain of our subsidiaries, and other third parties were named as defendants in an action filed in the U.S. District Court for the Middle District of Florida by Anthony and Beth Lennen. The case is filed as a putative class action; the plaintiffs seek to represent a class consisting of themselves and all other purchasers of MVCD points, from inception of the MVCD program in June 2010 to the present, as well as all individuals who own or have owned weeks in any resorts for which weeks have been added to the MVCD program. Plaintiffs challenge the characterization of the beneficial interests in the MVCD trust that are sold to customers as real estate interests under Florida law. They also challenge the structure of the trust and associated operational aspects of the trust product. The relief sought includes, among other things, declaratory relief, an unwinding of the MVCD product, and punitive damages. On September 15, 2016, we filed a motion to dismiss the complaint and a motion to stay the case pending referral of certain questions to Florida state regulators, which motions remain pending. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
Other
We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $0.3 million, all of which is included within liabilities on our Balance Sheet at December 30, 2016. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2017.
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
Leases
We have various land, corporate facilities, real estate and equipment operating leases. The land lease consists of a long-term golf course land lease with a term of 30 years. The corporate facilities leases are for our corporate headquarters and have lease terms of approximately six years. The other operating leases are primarily for office and retail space as well as equipment supporting our operations and have lease terms of between three and ten years. Certain of these leases provide for minimum rental payments and additional rental payments based on our operations of the leased property. We have summarized our future obligations under operating leases at December 30, 2016 below:

($ in thousands)	Land Lease	Corporate Facilities Leases	Other Operating Leases	Total
Fiscal Year
2017	$1,049	$3,580	$12,009	$16,638
2018	1,049	3,678	8,964	13,691
2019	1,049	3,779	5,809	10,637
2020	1,049	3,882	4,601	9,532
2021	1,049	2,658	3,202	6,909
Thereafter	7,338	—	17,320	24,658
Total minimum lease payments	$12,583	$17,577	$51,905	$82,065

The following table details the composition of rent expense associated with operating leases, net of sublease income, for the last three years:

($ in thousands)	2016	2015	2014
Minimum rentals	$8,639	$9,401	$6,806
Additional rentals	3,845	3,876	5,520
	$12,484	$13,277	$12,326
10. DEBT
The following table provides detail on our debt balances, net of unamortized debt issuance costs:

($ in thousands)	At Year-End 2016	At Year-End 2015
Vacation ownership notes receivable securitizations, gross(1)	$738,362	$684,604
Unamortized debt issuance costs	(9,174)	(9,043)
	729,188	675,561
Other debt, gross	834	3,496
Unamortized debt issuance costs	(19)	(264)
	815	3,232
Capital leases	7,221	—
	$737,224	$678,793
_________________________

(1)	Interest rates as of December 30, 2016 range from 2.2% to 6.3% with a weighted average interest rate of 2.5%.
See Footnote No. 14, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured.
The following table shows scheduled future principal payments for our debt:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations(1)	Other Debt	Capital Leases	Total
Debt Principal Payments Year
2017	$101,214	$604	$—	$101,818
2018	91,223	4	7,221	98,448
2019	84,988	4	—	84,992
2020	83,516	5	—	83,521
2021	82,256	5	—	82,261
Thereafter	295,165	212	—	295,377
Balance at December 30, 2016	$738,362	$834	$7,221	$746,417
_________________________

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
We paid cash for interest, net of amounts capitalized, of $23.2 million in 2016, $30.2 million in 2015 and $31.2 million in 2014.

Debt Associated with Vacation Ownership Notes Receivable Securitizations
On August 11, 2016, we completed the securitization of a pool of $259.1 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $250.0 million in vacation ownership loan backed notes from the MVW Owner Trust 2016-1 (the “2016-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2016-1 Trust: $230.6 million of Class A Notes and $19.4 million of Class B Notes. The Class A Notes have an interest rate of 2.25 percent and the Class B Notes have an interest rate of 2.64 percent, for an overall weighted average interest rate of 2.28 percent.
Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2016, and as of December 30, 2016, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of December 30, 2016, we had 7 securitized vacation ownership notes receivable pools outstanding.
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
Although no cash borrowings were outstanding as of December 30, 2016 under our Revolving Corporate Credit Facility, any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. As of December 30, 2016, we were in compliance with the requirements of applicable financial and operating covenants.
Warehouse Credit Facility
The Warehouse Credit Facility, which has a borrowing capacity of $250 million, allows for the securitization of vacation ownership notes receivable on a non-recourse basis. The Warehouse Credit Facility currently terminates on November 22, 2017 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility.
As of December 30, 2016, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.
Capital Leases
During the first quarter of 2016, we entered into a capital lease arrangement for ancillary and operations space in connection with the commitment to purchase an operating property located in New York, New York. See Footnote No. 9, “Contingencies and Commitments,” for additional information on this transaction.

11. MANDATORILY REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY
On October 26, 2016, we redeemed the $40.0 million of mandatorily redeemable Series A (non-voting) preferred stock of our subsidiary MVW US Holdings, Inc. held by third-party investors following the exercise of our option to redeem the Series A preferred stock on the fifth anniversary of its issuance date. We used cash on hand to pay the redemption price, which was $40 million plus accrued and unpaid dividends. Prior to the redemption, the Series A preferred stock paid an annual cash dividend equal to the five-year U.S. Treasury Rate as of October 19, 2011, plus a spread of 10.958 percent, for a total annual cash dividend rate of 12 percent. The dividends were recorded as a component of Interest expense as the Series A preferred stock was treated as a liability for accounting purposes.
The following table provides detail on our mandatorily redeemable preferred stock of consolidated subsidiary balance, net of unamortized debt issuance costs:

($ in thousands)	At Year-End 2016	At Year-End 2015
Mandatorily redeemable preferred stock of consolidated subsidiary, gross	$—	$40,000
Unamortized debt issuance costs	—	(1,011)
	$—	$38,989
12. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At December 30, 2016, there were 36,633,868 shares of Marriott Vacations Worldwide common stock issued, of which 26,990,306 were outstanding and 9,643,562 were held as treasury stock. At January 1, 2016, there were 36,393,800 shares of Marriott Vacations Worldwide common stock issued, of which 29,549,544 were outstanding and 6,844,256 were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of December 30, 2016 or January 1, 2016.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of January 1, 2016	6,854,083	$430,609	$62.83
For the year ended December 30, 2016	2,818,546	177,830	63.09
As of December 30, 2016	9,672,629	$608,439	$62.90
On February 9, 2017, our Board of Directors extended our existing share repurchase program to September 30, 2017. On February 11, 2016, our Board of Directors approved the repurchase of up to an additional 2,000,000 shares of our common stock under our existing share repurchase program. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 8,900,000 shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of December 30, 2016, 1.2 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.

Dividends
We declared cash dividends to holders of common stock during the year ended December 30, 2016 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 11, 2016	February 25, 2016	March 10, 2016	$0.30
May 12, 2016	May 26, 2016	June 9, 2016	$0.30
September 8, 2016	September 22, 2016	October 6, 2016	$0.30
December 9, 2016	December 22, 2016	January 4, 2017	$0.35
Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.
13. SHARE-BASED COMPENSATION
We maintain the Stock Plan for the benefit of our officers, directors and employees. Under the Stock Plan, we award to certain of our employees: (1) RSUs of our common stock, (2) SARs for our common stock and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance under the Stock Plan. As of December 30, 2016, approximately 1.5 million shares were available for grants under the Stock Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees:

($ in thousands)	2016	2015	2014
Service based RSUs	$9,372	$8,879	$8,731
Performance based RSUs	2,502	3,343	3,028
	11,874	12,222	11,759
SARs	2,075	1,920	1,617
Stock options	—	—	—
	$13,949	$14,142	$13,376
The following table details our deferred compensation costs related to unvested awards:

($ in thousands)	At Year-End 2016(1)	At Year-End 2015
Service based RSUs	$9,000	$8,804
Performance based RSUs	3,307	3,460
	12,307	12,264
SARs	1,146	1,083
Stock options	—	—
	$13,453	$13,347
_________________________

(1)
As of December 30, 2016, the weighted average remaining term for RSU grants outstanding at year-end 2016 was 1.8 years and we expect that deferred compensation expense will be recognized over a weighted average period of 2.2 years.

RSUs
We have issued RSUs that vest over time, which we refer to as service based RSUs, and RSUs that vest based on performance with respect to established criteria, which we refer to as performance based RSUs.
The following table shows the changes in our outstanding RSUs and the associated weighted average grant-date fair values:

	2016
	Service Based		Performance Based		Total
	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU
Outstanding at year-end 2015	525,641	$40.83	207,906	$56.04	733,547	$45.14
Granted	169,164	$58.89	143,516	$58.21	312,680	$58.58
Distributed	(177,878)	$33.18	(68,673)	$39.93	(246,551)	$35.06
Forfeited	(1,980)	$54.41	(3,465)	$39.93	(5,445)	$45.19
Outstanding at year-end 2016	514,947	$49.36	279,284	$61.30	794,231	$53.56
The weighted average grant-date fair value per RSU granted in 2015 and 2014 was $75.61 and $52.51, respectively. The intrinsic value of RSUs which vested in 2016, 2015 and 2014, was $3.4 million, $18.9 million and $10.3 million, respectively.
SARs
The following table shows the changes in our outstanding SARs and the associated weighted average exercise prices:

	2016
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2015	767,477	$27.48
Granted	132,597	61.71
Exercised	(118,171)	16.30
Forfeited or expired	—	—
Outstanding at year-end 2016(1)(2)	781,903	$34.97
_________________________

(1)	As of December 30, 2016, outstanding SARs had a total intrinsic value of $39.3 million and a weighted average remaining term of 5.4 years.

(2)
As of December 30, 2016, 557,234 SARs with a weighted average exercise price of $24.03, an aggregate intrinsic value of $34.1 million and a weighted average remaining contractual term of 4.2 years were exercisable.

The weighted average grant-date fair value per SAR granted in 2016, 2015 and 2014 was $16.12, $29.75 and $27.98, respectively. The intrinsic value of SARs which vested in 2016, 2015 and 2014, was $1.4 million, $4.7 million and $12.2 million, respectively. The aggregate intrinsic value of SARs which were exercised in 2016, 2015 and 2014 was $5.6 million, $4.3 million and $1.3 million, respectively.
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

The following table outlines the assumptions used to estimate the fair value of grants for the fiscal years ended 2016 and 2015:

	2016	2015
Expected volatility	31.60%	42.74%
Dividend yield	1.96%	1.26%
Risk-free rate	1.41%	1.74%
Expected term (in years)	6.25	6.25
Stock Options
We may grant non-qualified stock options to employees and non-employee directors at exercise prices or strike prices equal to the market price of our common stock on the date of grant.
There were no outstanding or exercisable stock options held by our employees at year-end 2016 or 2015, and no stock options were granted to our employees in 2016, 2015 or 2014. At December 30, 2016, approximately 15,000 stock options were outstanding and exercisable with a weighted average exercise price per option of $17.67 and a weighted average remaining life of approximately two years.
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
14. VARIABLE INTEREST ENTITIES
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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at December 30, 2016:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$717,543	$—	$717,543
Interest receivable	4,865	—	4,865
Restricted cash	27,525	—	27,525
Total	$749,933	$—	$749,933
Consolidated Liabilities:
Interest payable	$542	$42	$584
Debt	738,362	—	738,362
Total	$738,904	$42	$738,946
The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during 2016:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$91,104	$5,502	$96,606
Interest expense to investors	$17,451	$1,790	$19,241
Debt issuance cost amortization	$3,483	$961	$4,444
Administrative expenses	$350	$153	$503
The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

($ in thousands)	2016	2015
Cash inflows:
Net proceeds from vacation ownership notes receivable securitizations	$247,453	$252,361
Principal receipts	174,830	183,111
Interest receipts	91,972	91,290
Reserve release	50,733	55,156
Total	564,988	581,918
Cash outflows:
Principal to investors	(166,652)	(176,249)
Voluntary repurchases of defaulted vacation ownership notes receivable	(29,590)	(24,596)
Voluntary clean-up call	—	(77,582)
Interest to investors	(17,449)	(19,268)
Funding of restricted cash	(51,770)	(52,756)
Total	(265,461)	(350,451)
Net Cash Flows	$299,527	$231,467

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

($ in thousands)	2016	2015
Cash inflows:
Proceeds from vacation ownership notes receivable securitizations	$126,622	$—
Principal receipts	5,227	—
Interest receipts	5,048	—
Reserve release	909	—
Total	137,806	—
Cash outflows:
Principal to investors	(3,771)	—
Voluntary repurchases of defaulted vacation ownership notes receivable	(661)	—
Repayment of Warehouse Credit Facility	(122,190)	—
Interest to investors	(1,796)	(1,390)
Funding of restricted cash	(447)	—
Total	(128,865)	(1,390)
Net Cash Flows	$8,941	$(1,390)
Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. We made voluntary repurchases of defaulted vacation ownership notes receivable of $30.3 million during 2016, $24.6 million during 2015 and $25.3 million during 2014. We also made voluntary repurchases of $144.1 million, $146.2 million and $31.3 million of other non-defaulted vacation ownership notes receivable during 2016, 2015 and 2014, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $5.0 million upon presentation of demand notes related to certain vacation ownership notes receivable securitization transactions outstanding at December 30, 2016.
Other Variable Interest Entities
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote No. 9, “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of December 30, 2016, our Balance Sheet reflected a $6.9 million capital lease asset and a $7.2 million capital lease liability for ancillary and operations space we lease from the variable interest entity. In addition, our Balance Sheet reflected a note receivable of $0.5 million from this variable interest entity, which we believe is our maximum exposure to loss as a result of our involvement with this variable interest entity as of December 30, 2016.
15. BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker, currently our chief executive officer, manages the operations of the company for purposes of allocating resources and assessing performance. We operate in three reportable business segments:

•
In our North America segment, we develop, market, sell and manage vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. In 2016, we introduced Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We also develop, market and sell vacation ownership and related products under The Ritz-Carlton Destination Club brand, as well as whole ownership residential products under The Ritz-Carlton Residences brand.

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

Revenues

($ in thousands)	2016	2015	2014
North America	$1,630,317	$1,608,088	$1,533,174
Europe	105,621	112,061	128,697
Asia Pacific	75,297	93,632	54,145
Total segment revenues	1,811,235	1,813,781	1,716,016
Corporate and other	—	—	—
	$1,811,235	$1,813,781	$1,716,016

Net Income

($ in thousands)	2016	2015	2014
North America	$425,735	$412,582	$352,943
Europe	12,067	13,874	15,079
Asia Pacific	1,626	7,263	7,808
Total segment financial results	439,428	433,719	375,830
Corporate and other	(216,500)	(227,222)	(225,239)
Provision for income taxes	(85,580)	(83,698)	(69,835)
	$137,348	$122,799	$80,756

Depreciation

($ in thousands)	2016	2015	2014
North America	$12,046	$12,935	$8,673
Europe	1,462	1,601	1,897
Asia Pacific	1,235	2,424	354
Total segment depreciation	14,743	16,960	10,924
Corporate and other	6,301	5,257	7,758
	$21,044	$22,217	$18,682

Assets

($ in thousands)	At Year-End 2016	At Year-End 2015
North America	$1,968,021	$1,900,178
Europe	62,245	80,839
Asia Pacific	102,348	134,661
Total segment assets	2,132,614	2,115,678
Corporate and other	258,805	284,040
	$2,391,419	$2,399,718

Capital Expenditures (including inventory)

($ in thousands)	2016	2015	2014
North America	$136,889	$179,696	$94,539
Europe	6,153	2,807	3,476
Asia Pacific	21,276	72,097	9,899
Total segment capital expenditures	164,318	254,600	107,914
Corporate and other	8,412	10,260	4,769
	$172,730	$264,860	$112,683

Our Financial Statements include the following items related to operations located outside the United States (which are predominately related to our Europe and Asia Pacific segments):

•	Revenues, excluding cost reimbursements, of $195.4 million in 2016, $218.3 million in 2015 and $188.8 million in 2014; and

•
Fixed assets of $60.0 million in 2016 and $121.8 million in 2015. For year-end 2016 and year-end 2015, fixed assets located outside the United States are included within the “Property and equipment” caption on our Balance Sheets.

16. QUARTERLY RESULTS (UNAUDITED)

	Fiscal Year 2016(1)(2)(3)
($ in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$419,171	$425,414	$401,911	$564,739	$1,811,235
Expenses	$(374,489)	$(370,917)	$(359,180)	$(481,378)	$(1,585,964)
Net income	$24,408	$36,309	$26,807	$49,824	$137,348
Basic earnings per share	$0.84	$1.28	$0.99	$1.83	$4.93
Diluted earnings per share	$0.82	$1.26	$0.97	$1.80	$4.83

	Fiscal Year 2015(1)(2)(3)
($ in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$449,883	$419,140	$403,685	$541,073	$1,813,781
Expenses	$(390,466)	$(366,125)	$(359,532)	$(479,655)	$(1,595,778)
Net income	$34,054	$34,041	$21,555	$33,149	$122,799
Basic earnings per share	$1.05	$1.07	$0.69	$1.08	$3.90
Diluted earnings per share	$1.03	$1.05	$0.67	$1.06	$3.82
_______________________

(1)	The quarters consisted of 12 weeks, except for the fourth quarters of 2016 and 2015, which consisted of 16 weeks.

(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

(3)	The quarterly results have been restated to correct certain immaterial prior period errors as discussed in Footnote No. 1, “Summary of Significant Accounting Policies.”
17. SUBSEQUENT EVENTS
Dividends
On February 9, 2017, our Board of Directors declared a quarterly dividend of $0.35 per share to be paid on March 9, 2017 to shareholders of record as of February 23, 2017.