Form 10-Q
period 2017-03-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2017-05-04
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of April 28, 2017 was 27,148,564.

MARRIOTT VACATIONS WORLDWIDE CORPORATION
FORM 10-Q TABLE OF CONTENTS

Throughout this report, we refer to brands that we own, as well as those brands that we license from Marriott International, Inc. (“Marriott International”) or its affiliates, as our brands. Brand names, trademarks, service marks and trade names that we own or license from Marriott International include Marriott Vacation Club®, Marriott Vacation Club DestinationsTM, Marriott Vacation Club PulseSM, Marriott Grand Residence Club®, Grand Residences by Marriott®, and The Ritz-Carlton Club®. We also refer to Marriott International’s Marriott Rewards® customer loyalty program. We may also refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Quarters Ended
	March 31, 2017	March 25, 2016
	(91 days)	(84 days)
REVENUES
Sale of vacation ownership products	$172,155	$138,369
Resort management and other services	74,339	63,757
Financing	32,111	29,224
Rental	85,256	80,288
Cost reimbursements	123,633	107,533
TOTAL REVENUES	487,494	419,171
EXPENSES
Cost of vacation ownership products	42,620	35,617
Marketing and sales	100,661	78,412
Resort management and other services	41,831	39,863
Financing	5,206	4,629
Rental	70,432	64,660
General and administrative	27,539	25,359
Litigation settlement	—	(303)
Consumer financing interest	5,938	5,362
Royalty fee	16,070	13,357
Cost reimbursements	123,633	107,533
TOTAL EXPENSES	433,930	374,489
(Losses) gains and other (expense) income	(59)	7
Interest expense	(781)	(1,982)
Other	(369)	(2,542)
INCOME BEFORE INCOME TAXES	52,355	40,165
Provision for income taxes	(18,655)	(15,757)
NET INCOME	$33,700	$24,408

EARNINGS PER SHARE
Earnings per share - basic	$1.24	$0.84
Earnings per share - diluted	$1.21	$0.82

CASH DIVIDENDS DECLARED PER SHARE	$0.35	$0.30
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarters Ended
	March 31, 2017	March 25, 2016
	(91 days)	(84 days)
Net income	$33,700	$24,408
Other comprehensive income:
Foreign currency translation adjustments	4,548	1,147
Derivative instrument adjustment, net of tax	(307)	409
Total other comprehensive income, net of tax	4,241	1,556
COMPREHENSIVE INCOME	$37,941	$25,964
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) March 31, 2017	December 30, 2016
ASSETS
Cash and cash equivalents	$101,841	$147,102
Restricted cash (including $32,762 and $27,525 from VIEs, respectively)	64,033	66,000
Accounts and contracts receivable, net (including $4,522 and $4,865 from VIEs, respectively)	127,347	161,733
Vacation ownership notes receivable, net (including $659,191 and $717,543 from VIEs, respectively)	997,419	972,311
Inventory	692,757	712,536
Property and equipment	202,380	202,802
Other (including $8,427 and $0 from VIEs, respectively)	160,397	128,935
TOTAL ASSETS	$2,346,174	$2,391,419

LIABILITIES AND EQUITY
Accounts payable	$72,277	$124,439
Advance deposits	61,685	55,542
Accrued liabilities (including $564 and $584 from VIEs, respectively)	154,056	147,469
Deferred revenue	127,607	95,495
Payroll and benefits liability	81,175	95,516
Deferred compensation liability	67,022	62,874
Debt, net (including $684,023 and $738,362 from VIEs, respectively)	683,767	737,224
Other	15,762	15,873
Deferred taxes	149,574	149,168
TOTAL LIABILITIES	1,412,925	1,483,600
Contingencies and Commitments (Note 8)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 36,787,613 and 36,633,868 shares issued, respectively	368	366
Treasury stock — at cost; 9,640,067 and 9,643,562 shares, respectively	(606,411)	(606,631)
Additional paid-in capital	1,159,454	1,162,283
Accumulated other comprehensive income	9,701	5,460
Retained earnings	370,137	346,341
TOTAL EQUITY	933,249	907,819
TOTAL LIABILITIES AND EQUITY	$2,346,174	$2,391,419
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarters Ended
	March 31, 2017	March 25, 2016
	(91 days)	(84 days)
OPERATING ACTIVITIES
Net income	$33,700	$24,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,191	5,125
Amortization of debt issuance costs	1,386	1,300
Provision for loan losses	12,042	8,287
Share-based compensation	3,276	2,524
Deferred income taxes	5,472	5,549
Net change in assets and liabilities:
Accounts and contracts receivable	34,586	21
Notes receivable originations	(112,832)	(57,524)
Notes receivable collections	76,068	60,532
Inventory	21,944	(14,970)
Other assets	(27,119)	(5,285)
Accounts payable, advance deposits and accrued liabilities	(30,179)	(32,204)
Deferred revenue	31,861	30,317
Payroll and benefit liabilities	(14,500)	(28,586)
Deferred compensation liability	4,147	4,406
Other liabilities	(242)	6,665
Other, net	903	(687)
Net cash provided by operating activities	45,704	9,878
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(5,055)	(6,331)
Purchase of company owned life insurance	(8,200)	—
Dispositions, net	1	9
Net cash used in investing activities	(13,254)	(6,322)
FINANCING ACTIVITIES
Borrowings from securitization transactions	—	51,130
Repayment of debt related to securitization transactions	(54,340)	(47,711)
Debt issuance costs	(1,219)	—
Repurchase of common stock	—	(73,228)
Payment of dividends	(19,010)	(17,585)
Payment of withholding taxes on vesting of restricted stock units	(6,644)	(3,864)
Other, net	(16)	591
Net cash used in financing activities	(81,229)	(90,667)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1,551	464
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(47,228)	(86,647)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	213,102	248,512
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$165,874	$161,865
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property acquired via capital lease	$—	$7,221
Non-cash transfer from Property and equipment to assets held for sale, within Other assets	—	45,201
Non-cash issuance of treasury stock for employee stock purchase plan	331	—
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our Business
Marriott Vacations Worldwide Corporation (“we,” “us,” “Marriott Vacations Worldwide” or the “Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity) is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. In 2016, we introduced Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C., a subsidiary of Marriott International, provides on-site management for Ritz-Carlton branded properties.
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of March 31, 2017, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
Beginning with our 2017 fiscal year, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly, our 2017 fiscal year began on December 31, 2016 (the day after the end of the 2016 fiscal year) and will end on December 31, 2017, and our 2017 quarters include the three month periods ended March 31, June 30, September 30, and December 31, except that the period ended March 31, 2017 also includes December 31, 2016. Our future fiscal years will begin on January 1 and end on December 31. Historically, our fiscal year was a 52 or 53 week fiscal year that ended on the Friday nearest to December 31, and our quarterly reporting cycle included twelve week periods for the first, second, and third quarters and a sixteen week period (or in some cases a seventeen week period) for the fourth quarter. We have not restated, and do not plan to restate, historical results.
The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each:

Reporting Period	Date Range	Number of Days
2017 first quarter	December 31, 2016 — March 31, 2017	91
2016 first quarter	January 2, 2016 — March 25, 2016	84
2017 fiscal year	December 31, 2016 — December 31, 2017	366
2016 fiscal year	January 2, 2016 — December 30, 2016	364

As a result of the change in our financial reporting cycle, our 2017 first quarter had seven more days of activity than our 2016 first quarter. While our 2017 full fiscal year will have only two additional days of activity as compared to our 2016 full fiscal year, our 2017 second quarter will have seven additional days of activity, our 2017 third quarter will have eight additional days of activity, and our 2017 fourth quarter will have 20 fewer days of activity than the corresponding periods in our 2016 fiscal year.

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, seasonal and short-term variations.
These Financial Statements have not been audited. Amounts as of December 30, 2016 included in these Financial Statements have been derived from the audited consolidated financial statements as of that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, you should read these Financial Statements in conjunction with the consolidated financial statements and notes to those consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, property and equipment valuation, loan loss reserves, loss contingencies and income taxes. Accordingly, actual amounts may differ from these estimated amounts.
We have reclassified certain prior year amounts to conform to our current period presentation. Our Financial Statements include adjustments for the 2016 first quarter to correct immaterial presentation errors, consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016, within the following line items on our Statements of Income: Resort management and other services revenues, Resort management and other services expenses and General and administrative expenses. Correction of these immaterial errors had no impact on our consolidated Net income.
The impact of these adjustments on the Financial Statements is as follows:

	Quarter Ended
	March 25, 2016
	(84 days)
($ in thousands)	As Revised	Previous Filing
Resort management and other services	$63,757	$69,629
TOTAL REVENUES	$419,171	$425,043
Resort management and other services	$39,863	$45,797
General and administrative	$25,359	$25,297
TOTAL EXPENSES	$374,489	$380,361

Deferred Compensation Plan
Beginning in our 2017 fiscal year, participants in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”), may select a rate of return based on various market-based investment alternatives for a portion of their contributions, as well as any future Company contributions, to the Deferred Compensation Plan, and may also select such a rate for a portion of their existing account balances. To support our ability to meet a portion of our obligations under the Deferred Compensation Plan, we acquired company owned insurance policies (the “COLI policies”) on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants and are payable to a rabbi trust with the Company as grantor. A portion of a participant’s contributions to the Deferred Compensation Plan must be subject to a fixed rate of return, which for our 2017 fiscal year was reduced to 3.5 percent.
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a variable interest entity (“VIE”). We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At March 31, 2017, the value of the assets held in the rabbi trust was $8.4 million, which is included in the Other line within assets on our Balance Sheets.

New Accounting Standards
Accounting Standards Update No. 2016-18 – “Restricted Cash” (“ASU 2016-18”)
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, we will no longer present changes in restricted cash as a component of investing activities. The update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted ASU 2016-18 on a retrospective basis commencing in the 2017 first quarter.
Accounting Standards Update No. 2016-09 – “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”)
In March 2016, the FASB issued ASU 2016-09, which changes how entities account for certain aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance requires all income tax effects of awards, including excess tax benefits, to be recorded as income tax expense (or benefit) in the income statement, which resulted in a $2.4 million benefit to our provision for income taxes in the 2017 first quarter. The new guidance requires excess tax benefits to be presented as an operating inflow rather than as a financing inflow in the statement of cash flows. Prior to the adoption of ASU 2016-09, excess tax benefits were recorded in additional paid-in-capital on the balance sheet. The update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We adopted ASU 2016-09 in the 2017 first quarter. The adoption of ASU 2016-09 decreased our provision for income taxes, the amount of which depends on the vesting activity of our share-based compensation awards in any given period, and eliminated the presentation of excess tax benefits as a financing inflow on our statement of cash flows. Further, we made an accounting policy election to recognize forfeitures of share-based compensation awards as they occur, the cumulative effect of which resulted in an adjustment of $0.4 million to opening retained earnings. The adoption of ASU 2016-09 did not have any other material impacts on our financial statements and disclosures.
Future Adoption of Accounting Standards
Accounting Standards Update No. 2016-16 – “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”)
In October 2016, the FASB issued ASU 2016-16, which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. The update is effective for public companies for annual periods beginning after December 15, 2017, and for annual periods and interim periods thereafter, with early adoption permitted. We are evaluating the impact that ASU 2016-16, including the timing of implementation, will have on our financial statements and disclosures.
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
Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), as Amended
In May 2014, the FASB issued ASU 2014-09, which, as amended, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09, as amended, will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new standard may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized on the date of adoption. We will adopt ASU 2014-09, as amended, commencing in fiscal year 2018, on a retrospective basis. While we continue to evaluate the impact that adoption of this accounting standards update will have on our financial statements and disclosures, we expect the amount and timing of revenue recognition related to our accounting for management fee revenues, ancillary revenues and rental revenues will remain materially consistent with our current accounting. We anticipate disclosing additional detail on the impact of adoption of this accounting standards update later in 2017.
2. INCOME TAXES
We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate, was $1.5 million at both March 31, 2017 and December 30, 2016.
3. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	At March 31, 2017	At December 30, 2016
Vacation ownership notes receivable — securitized	$659,191	$717,543
Vacation ownership notes receivable — non-securitized
Eligible for securitization(1)	189,567	98,508
Not eligible for securitization(1)	148,661	156,260
Subtotal	338,228	254,768
Total vacation ownership notes receivable	$997,419	$972,311
_________________________

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable for securitization.

The following tables show future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at March 31, 2017:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2017, remaining	$39,788	$69,096	$108,884
2018	39,799	85,657	125,456
2019	33,288	79,940	113,228
2020	29,740	79,272	109,012
2021	27,302	77,744	105,046
Thereafter	168,311	267,482	435,793
Balance at March 31, 2017	$338,228	$659,191	$997,419
Weighted average stated interest rate at March 31, 2017	11.7%	12.7%	12.4%
Range of stated interest rates at March 31, 2017	0.0% to 19.5%	4.9% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Interest income associated with vacation ownership notes receivable — securitized	$23,346	$21,191
Interest income associated with vacation ownership notes receivable — non-securitized	7,010	6,583
Total interest income associated with vacation ownership notes receivable	$30,356	$27,774

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
The following table summarizes the activity related to our vacation ownership notes receivable reserve for the 2017 first quarter:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Balance at December 30, 2016	$56,628	$53,735	$110,363
Provision for loan losses	10,366	1,780	12,146
Write-offs	(16,270)	—	(16,270)
Defaulted vacation ownership notes receivable repurchase activity(1)	6,325	(6,325)	—
Balance at March 31, 2017	$57,049	$49,190	$106,239
_________________________

(1)
Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Asia Pacific or Europe, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.14 percent and 7.09 percent as of March 31, 2017 and December 30, 2016, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $5.2 million and $5.0 million as of March 31, 2017 and December 30, 2016, respectively.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2017	$37,880	$7,978	$45,858
Investment in vacation ownership notes receivable on non-accrual status at December 30, 2016	$43,792	$6,687	$50,479
Average investment in vacation ownership notes receivable on non-accrual status during the 2017 first quarter	$40,836	$7,333	$48,169
Average investment in vacation ownership notes receivable on non-accrual status during the 2016 first quarter	$46,359	$9,425	$55,784

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of March 31, 2017:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$7,384	$16,069	$23,453
91 – 150 days past due	4,218	7,978	12,196
Greater than 150 days past due	33,662	—	33,662
Total past due	45,264	24,047	69,311
Current	350,013	684,334	1,034,347
Total vacation ownership notes receivable	$395,277	$708,381	$1,103,658
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

	At March 31, 2017		At December 30, 2016
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable — securitized	$659,191	$766,301	$717,543	$834,009
Vacation ownership notes receivable — non-securitized	338,228	365,877	254,768	269,161
Other assets	8,427	8,427	—	—
Total financial assets	$1,005,846	$1,140,605	$972,311	$1,103,170
Non-recourse debt associated with vacation ownership notes receivable securitizations, net	$(675,746)	$(673,620)	$(729,188)	$(725,963)
Other debt, net	(800)	(800)	(815)	(815)
Other liabilities	(141)	(141)	(2,285)	(2,285)
Total financial liabilities	$(676,687)	$(674,561)	$(732,288)	$(729,063)
_________________________

(1)
Fair value of financial instruments, with the exception of other assets, has been determined using Level 3 inputs. Fair value of other assets that are financial instruments has been determined using Level 2 inputs.

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
Due to factors that impact the general marketability of our non-securitized vacation ownership notes receivable, as well as current market conditions, we bifurcate our vacation ownership notes receivable at each balance sheet date into those eligible and not eligible for securitization using criteria applicable to current securitization transactions in the asset-backed securities (“ABS”) market. Generally, vacation ownership notes receivable are considered not eligible for securitization if any of the following attributes are present: (1) payments are greater than 30 days past due; (2) the first payment has not been received; or (3) the collateral is located in Asia or Europe. In some cases, eligibility may also be determined based on the credit score of the borrower, the remaining term of the loans and other similar factors that may reflect investor demand in a securitization transaction or the cost to effectively securitize the vacation ownership notes receivable.
The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At March 31, 2017		At December 30, 2016
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization	$189,567	$217,216	$98,508	$112,901
Not eligible for securitization	148,661	148,661	156,260	156,260
Total non-securitized	$338,228	$365,877	$254,768	$269,161

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
Other Assets
We estimate the fair value of our other assets that are financial instruments using Level 2 inputs. These assets consist of COLI policies held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value.
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
5. ACQUISITIONS AND DISPOSITIONS
Miami Beach, Florida
During the 2016 first quarter, we completed the acquisition of an operating property located in the South Beach area of Miami Beach, Florida, for $23.5 million. The acquisition was treated as a business combination, accounted for using the acquisition method of accounting and included within Operating activities on our Cash Flows and presented as Inventory. As consideration for the acquisition, we paid $23.5 million in cash; the value of the acquired property was allocated to inventory. We rebranded this property as Marriott Vacation Club Pulse, South Beach and intend to convert this property, in its entirety, into vacation ownership interests for future use in our Marriott Vacation Club Destinations (“MVCD”) program.

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
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Quarters Ended
	March 31, 2017(1)	March 25, 2016(2)
(in thousands, except per share amounts)	(91 days)	(84 days)
Computation of Basic Earnings Per Share
Net income	$33,700	$24,408
Shares for basic earnings per share	27,251	29,123
Basic earnings per share	$1.24	$0.84
Computation of Diluted Earnings Per Share
Net income	$33,700	$24,408
Shares for basic earnings per share	27,251	29,123
Effect of dilutive shares outstanding
Employee stock options and SARs	458	375
Restricted stock units	191	142
Shares for diluted earnings per share	27,900	29,640
Diluted earnings per share	$1.21	$0.82
_________________________

(1)
The computations of diluted earnings per share exclude approximately 312,000 shares of common stock, the maximum number of shares issuable as of March 31, 2017 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)
The computations of diluted earnings per share exclude approximately 278,000 shares of common stock, the maximum number of shares issuable as of March 25, 2016 upon the vesting of certain performance-based awards, because the performance conditions required for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the 2017 first quarter, we excluded from our calculation of diluted earnings per share 81,977 shares underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock, with an exercise price of $97.53, because this exercise price was greater than the average market price for the applicable period. For the 2016 first quarter, we excluded from our calculation of diluted earnings per share 194,615 shares underlying SARs that may be settled in shares of common stock, with exercise prices ranging from $61.71 to $77.42, because these exercise prices were greater than the average market price for the applicable period.

7. INVENTORY
The following table shows the composition of our inventory balances:

($ in thousands)	At March 31, 2017	At December 30, 2016
Finished goods(1)	$324,431	$337,949
Work-in-progress	28,677	39,486
Land and infrastructure(2)	335,155	330,728
Real estate inventory	688,263	708,163
Operating supplies and retail inventory	4,494	4,373
	$692,757	$712,536
_________________________

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes $69.2 million of inventory related to estimated future foreclosures at March 31, 2017.
We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products decreased carrying values of inventory by $0.9 million during the 2017 first quarter and increased carrying values of inventory by $3.2 million during the 2016 first quarter.
During the 2016 first quarter, $27.3 million was transferred from Property and equipment to Inventory when we commenced the conversion of portions of the operating properties in Surfers Paradise, Australia and San Diego, California to vacation ownership inventory. The acquisition of these operating properties was previously included within Operating Activities on our Cash Flows and presented as Purchase of operating properties for future conversion to inventory within Operating Activities.
8. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of March 31, 2017, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $24.8 million, of which we expect $9.0 million, $8.6 million, $3.4 million, $1.6 million, $0.8 million and $1.4 million will be paid in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.

•
We have a commitment to purchase an operating property located in New York, New York, for $158.5 million, of which $7.2 million is attributed to a related capital lease arrangement and recorded in Debt. We expect to acquire the units in the property, in their current form, over time, and we expect to make payments for these units of $96.8 million and $61.7 million in 2018 and 2019, respectively. We currently manage this property, which we have rebranded as Marriott Vacation Club Pulse, New York City. See Footnote No. 12, “Variable Interest Entities,” for additional information on this transaction.

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

•
We have a commitment of $137.1 million to purchase vacation ownership units located at our resort in Marco Island, Florida, of which we expect $33.3 million, $50.0 million and $53.8 million will be paid in 2017, 2018 and 2019, respectively. See Footnote No. 12, “Variable Interest Entities,” and Footnote No. 14, “Subsequent Events,” for additional information on this transaction.

•
We have a commitment of $91.1 million to purchase vacation ownership units located on the Big Island of Hawaii, contingent upon the completion of renovations to the vacation ownership units. We expect to acquire the completed vacation ownership units in 2017 and to pay the purchase price as follows: $27.5 million in 2017, $32.7 million in 2018 and $30.9 million in 2019.

•
We have a new operating lease commitment that expires in 2029. Our aggregate minimum lease payment under this contract is $15.5 million, of which we expect $1.3 million, $1.3 million, $1.4 million and $11.5 million will be paid in 2019, 2020, 2021 and thereafter, respectively.

Surety bonds issued as of March 31, 2017 totaled $43.3 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Additionally, as of March 31, 2017, we had $1.1 million of letters of credit outstanding under our $200 million revolving credit facility (as amended, the “Revolving Corporate Credit Facility”).
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
On March 31, 2017, following an order of the U.S. District Court for the District of Colorado that no further amendments would be permitted, RCHFU, L.L.C. and other owners of 232 fractional interests at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) served an amended complaint in an action pending in the court against us, certain of our subsidiaries, and other third party defendants. The amended complaint alleges that the plaintiffs’ fractional interests were devalued by the affiliation of RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. We filed a motion to dismiss the amended complaint, which remains pending. We dispute the plaintiffs’ material allegations and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
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
9. DEBT
The following table provides detail on our debt balances, net of unamortized debt issuance costs:

($ in thousands)	At March 31, 2017	At December 30, 2016
Vacation ownership notes receivable securitizations, gross(1)	$684,023	$738,362
Unamortized debt issuance costs	(8,277)	(9,174)
	675,746	729,188
Other debt, gross	818	834
Unamortized debt issuance costs	(18)	(19)
	800	815
Capital leases	7,221	7,221
	$683,767	$737,224
_________________________

(1)	Interest rates as of March 31, 2017 range from 2.2% to 6.3% with a weighted average interest rate of 2.5%.
See Footnote No. 12, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility. All of our other debt was, and to the extent currently outstanding is, recourse to us but unsecured.

The following table shows scheduled future principal payments, net of debt issuance costs, for our debt as of March 31, 2017:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations(1)	Other Debt	Capital Leases	Total
Debt Principal Payments Year
2017, remaining	$71,501	$604	$—	$72,105
2018	87,053	4	7,221	94,278
2019	80,578	4	—	80,582
2020	79,520	4	—	79,524
2021	78,321	5	—	78,326
Thereafter	287,050	197	—	287,247
Balance at March 31, 2017	$684,023	$818	$7,221	$692,062
_________________________

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
We paid cash for interest, net of amounts capitalized, of $4.8 million and $4.6 million in the 2017 first quarter and the 2016 first quarter, respectively.
Debt Associated with Vacation Ownership Notes Receivable Securitizations
Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the 2017 first quarter, and as of March 31, 2017, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of March 31, 2017, we had 7 securitized vacation ownership notes receivable pools outstanding.
Revolving Corporate Credit Facility
The Revolving Corporate Credit Facility, which terminates on September 10, 2019, has a borrowing capacity of $200 million, including a letter of credit sub-facility of $100 million, and provides support for our business, including ongoing liquidity and letters of credit. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate at the Eurodollar rate plus an applicable margin that varies from 1.625 percent to 3.125 percent depending on our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Agreement at a rate that varies from 20 basis points per annum to 50 basis points per annum depending on our credit rating.
No cash borrowings were outstanding as of March 31, 2017 under our Revolving Corporate Credit Facility. Any amounts that are borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. As of March 31, 2017, we were in compliance with the requirements of applicable financial and operating covenants under the facility.
Warehouse Credit Facility
The Warehouse Credit Facility, which has a borrowing capacity of $250 million, allows for the securitization of vacation ownership notes receivable on a non-recourse basis. The Warehouse Credit Facility terminates on March 7, 2019 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility.
As of March 31, 2017, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.
10. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 31, 2017, there were 36,787,613 shares of Marriott Vacations Worldwide common stock issued, of which 27,147,546 shares were outstanding and 9,640,067 shares were held as treasury stock. At December 30, 2016, there were 36,633,868 shares of Marriott Vacations Worldwide common stock issued, of which 26,990,306 shares were outstanding and 9,643,562 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 31, 2017 or December 30, 2016.
The following table details changes in shareholders’ equity during the quarter ended March 31, 2017:

($ in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at December 30, 2016	$366	$(606,631)	$1,162,283	$5,460	$346,341	$907,819
Impact of adoption of ASU 2016-09	—	—	371	—	(371)	—
Opening balance 2017	366	(606,631)	1,162,654	5,460	345,970	907,819
Net income	—	—	—	—	33,700	33,700
Foreign currency translation adjustments	—	—	—	4,548	—	4,548
Derivative instrument adjustment	—	—	—	(307)	—	(307)
Amounts related to share-based compensation	2	—	(3,311)	—	—	(3,309)
Dividends	—	—	—	—	(9,533)	(9,533)
Employee stock plan issuance	—	220	111	—	—	331
Balance at March 31, 2017	$368	$(606,411)	$1,159,454	$9,701	$370,137	$933,249

Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 30, 2016	9,672,629	$608,439	$62.90
For the quarter ended March 31, 2017	—	—	—
As of March 31, 2017	9,672,629	$608,439	$62.90

On February 9, 2017, our Board of Directors extended the duration of our existing share repurchase program to September 30, 2017. As of March 31, 2017, our Board of Directors had authorized the repurchase of an aggregate of up to 10,900,000 shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of March 31, 2017, 1.2 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.

Dividends
We declared cash dividends to holders of common stock during the quarter ended March 31, 2017 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 9, 2017	February 23, 2017	March 9, 2017	$0.35

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.
11. SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”) for the benefit of our officers, directors and employees. Under the Stock Plan, we award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the Stock Plan. As of March 31, 2017, 1.3 million shares were available for grants under the Stock Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees for the 2017 first quarter and the 2016 first quarter:

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Service based RSUs	$1,966	$1,567
Performance based RSUs	851	610
	2,817	2,177
SARs	459	347
Stock options	—	—
	$3,276	$2,524

The following table details our deferred compensation costs related to unvested awards:

($ in thousands)	At March 31, 2017	At December 30, 2016
Service based RSUs	$16,337	$9,000
Performance based RSUs	7,452	3,307
	23,789	12,307
SARs	2,927	1,146
Stock options	—	—
	$26,716	$13,453

Restricted Stock Units
We granted 103,001 service based RSUs, with a weighted average grant-date fair value of $94.10, to our employees and non-employee directors during the 2017 first quarter. During the 2017 first quarter, we also granted performance based RSUs to members of management. A maximum of 94,436 RSUs may be earned under the performance based RSUs granted during the 2017 first quarter.
Stock Appreciation Rights
We granted 81,977 SARs, with a weighted average grant-date fair value of $27.63 and a weighted average exercise price of $97.53, to members of management during the 2017 first quarter. We use the Black-Scholes model to estimate the fair value of the SARs granted. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the 2017 first quarter:

Expected volatility	30.41%
Dividend yield	1.44%
Risk-free rate	2.06%
Expected term (in years)	6.25

12. VARIABLE INTEREST ENTITIES
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
We created these bankruptcy remote special purpose entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them variable interest entities. We continue to service the vacation ownership notes receivable, transfer all proceeds collected to these special purpose entities, and retain rights to receive benefits that are potentially significant to the entities. Accordingly, we concluded that we are the entities’ primary beneficiary and, therefore, consolidate them.
The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at March 31, 2017:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$659,191	$—	$659,191
Interest receivable	4,522	—	4,522
Restricted cash	32,762	—	32,762
Total	$696,475	$—	$696,475
Consolidated Liabilities:
Interest payable	$518	$46	$564
Debt	684,023	—	684,023
Total	$684,541	$46	$684,587
The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the 2017 first quarter:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$23,346	$—	$23,346
Interest expense to investors	$4,473	$347	$4,820
Debt issuance cost amortization	$898	$220	$1,118
Administrative expenses	$121	$43	$164

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the 2017 first quarter and the 2016 first quarter:

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Cash inflows:
Principal receipts	$55,854	$40,224
Interest receipts	23,659	20,906
Reserve release	187	161
Total	79,700	61,291
Cash outflows:
Principal to investors	(48,015)	(39,939)
Voluntary repurchases of defaulted vacation ownership notes receivable	(6,325)	(7,371)
Interest to investors	(4,472)	(4,323)
Total	(58,812)	(51,633)
Net Cash Flows	$20,888	$9,658
The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the 2017 first quarter and the 2016 first quarter:

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Cash inflows:
Proceeds from vacation ownership notes receivable securitizations	$—	$51,130
Principal receipts	—	932
Interest receipts	—	647
Reserve release	—	6
Total	—	52,715
Cash outflows:
Principal to investors	—	(259)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(142)
Interest to investors	(344)	(387)
Funding of restricted cash	—	(386)
Total	(344)	(1,174)
Net Cash Flows	$(344)	$51,541

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $5.0 million upon presentation of demand notes related to certain vacation ownership notes receivable securitization transactions outstanding at March 31, 2017.

Other Variable Interest Entities
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote No. 8, “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of March 31, 2017, our Balance Sheet reflected a $6.9 million capital lease asset and a $7.2 million capital lease liability for ancillary and operations space we lease from the variable interest entity. In addition, our Balance Sheet reflected a note receivable of $0.5 million from this variable interest entity, which we believe is our maximum exposure to loss as a result of our involvement with this variable interest entity as of March 31, 2017.
We have a commitment to repurchase an operating property located in Marco Island, Florida, that was previously sold to a third-party developer. Refer to Footnote No. 8, “Contingencies and Commitments” for additional information on the commitment. The developer is a variable interest entity for which we are not the primary beneficiary as we do not control the variable interest entity’s development activities and cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. We are obligated to repurchase the completed property from the developer contingent upon the property meeting our brand standards, provided that the third-party developer has not sold the property to another party. As of March 31, 2017, our Balance Sheet reflected $10.0 million of Other liabilities that relate to the deferral of gain recognition on the previous sale transaction and the deferral of revenue for development management services, both of which will reduce our basis in the asset if we repurchase the property. In addition, the note receivable of $0.5 million is included in the Accounts and contracts receivable line on the Balance Sheet as of March 31, 2017. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is our interest in the note receivable discussed above as of March 31, 2017.
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

Revenues

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
North America	$449,809	$380,164
Asia Pacific	18,027	19,446
Europe	19,658	19,561
Total segment revenues	487,494	419,171
Corporate and other	—	—
	$487,494	$419,171

Net Income

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
North America	$105,726	$89,586
Asia Pacific	1,104	1,010
Europe	747	386
Total segment financial results	107,577	90,982
Corporate and other	(55,222)	(50,817)
Provision for income taxes	(18,655)	(15,757)
	$33,700	$24,408

Assets

($ in thousands)	At March 31, 2017	At December 30, 2016
North America	$2,002,039	$1,968,021
Asia Pacific	106,365	102,348
Europe	65,311	62,245
Total segment assets	2,173,715	2,132,614
Corporate and other	172,459	258,805
	$2,346,174	$2,391,419

14. SUBSEQUENT EVENTS
Revolving Corporate Credit Facility Borrowing
Subsequent to the end of the 2017 first quarter, we borrowed $30.0 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs.
Warehouse Credit Facility Borrowing
Subsequent to the end of the 2017 first quarter, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $59.1 million. The advance rate was 85 percent, which resulted in gross proceeds of $50.3 million. Net proceeds were $50.0 million due to the funding of reserve accounts in the amount of $0.3 million.
Acquisitions
Subsequent to the end of the 2017 first quarter, we paid $33.3 million, related to a commitment outstanding at March 31, 2017, to purchase 36 vacation ownership units, a parking garage and other amenities located at our resort in Marco Island, Florida. See to Footnote No. 8, “Contingencies and Commitments,” for additional information on this commitment.

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
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of March 31, 2017, our portfolio consisted of over 60 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
As further detailed in Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements, beginning with our 2017 fiscal year, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly, our 2017 fiscal year began on December 31, 2016 (the day after the end of the 2016 fiscal year) and will end on December 31, 2017, and our 2017 first quarter is the period from December 31, 2016 through March 31, 2017 (91 days), while our 2016 first quarter is the period from January 2, 2016 through March 26, 2016 (84 days). As a result, we had seven more days in the 2017 first quarter than we had in the 2016 first quarter. We estimate that 2016 first quarter contract sales would have been approximately $14 million higher on a comparable basis. Prior year results have not been restated for the impact of the change in the company’s financial reporting calendar.

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
As a result of the down payment requirement with respect to financed sales and the requirement that the statutory rescission period has expired, we often defer revenues associated with the sale of vacation ownership products from the date of the purchase agreement to a future period. When comparing results year-over-year, this deferral frequently generates significant variances, which we refer to as the impact of revenue reportability.
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

	Quarters Ended
	March 31, 2017	March 25, 2016
	(91 days)	(84 days)
Average FICO score	740	744
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
Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. Financing propensity was 60.1 percent in the 2016 fiscal year and 66.1 percent in the 2017 first quarter, reflecting successful incentive programs that have been helping to increase financing propensity. We expect financing propensity in 2017 to continue at similar levels to 2016 as we intend to continue to offer the financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Quarters Ended
	March 31, 2017	March 25, 2016
	(91 days)	(84 days)
Historical default rates	0.9%	0.9%
Rental
We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs.
Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points under the Marriott Vacation Club Destinations (“MVCD”) program when the points are redeemed for rental stays at one of our resorts or in the Explorer Collection, or upon expiration of the points.
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

Consolidated Results
The following discussion presents an analysis of our results of operations for the 2017 first quarter compared to the 2016 first quarter.

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
REVENUES
Sale of vacation ownership products	$172,155	$138,369
Resort management and other services	74,339	63,757
Financing	32,111	29,224
Rental	85,256	80,288
Cost reimbursements	123,633	107,533
TOTAL REVENUES	487,494	419,171
EXPENSES
Cost of vacation ownership products	42,620	35,617
Marketing and sales	100,661	78,412
Resort management and other services	41,831	39,863
Financing	5,206	4,629
Rental	70,432	64,660
General and administrative	27,539	25,359
Litigation settlement	—	(303)
Consumer financing interest	5,938	5,362
Royalty fee	16,070	13,357
Cost reimbursements	123,633	107,533
TOTAL EXPENSES	433,930	374,489
(Losses) gains and other (expense) income	(59)	7
Interest expense	(781)	(1,982)
Other	(369)	(2,542)
INCOME BEFORE INCOME TAXES	52,355	40,165
Provision for income taxes	(18,655)	(15,757)
NET INCOME	$33,700	$24,408
Contract Sales
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales
Vacation ownership
North America	$177,436	$139,650	$37,786	27%
Asia Pacific	11,948	9,426	2,522	27%
Europe	4,450	4,418	32	1%
Total contract sales	$193,834	$153,494	$40,340	26%
The changes in contract sales are described within the discussions of our segment results below. Our 2017 first quarter had seven more days than our 2016 first quarter due to the change to an end-of-month quarterly reporting cycle in 2017. We estimate that 2016 first quarter contract sales would have been approximately $14 million higher on a comparable basis.

Sale of Vacation Ownership Products
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales	$193,834	$153,494	$40,340	26%
Revenue recognition adjustments:
Reportability	(4,030)	786	(4,816)
Sales reserve	(12,221)	(8,223)	(3,998)
Other(1)	(5,428)	(7,688)	2,260
Sale of vacation ownership products	$172,155	$138,369	$33,786	24%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a $4.0 million negative impact in the 2017 first quarter due to an increase in the amount of sales that remained in the rescission period as of the end of the quarter, partially offset by an increase in the amount of sales that met the down payment requirement for revenue reportability during the quarter, compared to a $0.8 million positive revenue reportability impact in the 2016 first quarter.
The higher sales reserve reflected the higher vacation ownership contract sales volume ($2.4 million of the increase), an increase in the North America sales reserve due to the increase in financing propensity ($1.1 million of the increase) and changes in the Asia Pacific and Europe sales reserve rates due mainly to an unfavorable sales reserve adjustment to correct an immaterial error in 2016 with respect to historical static pool data ($0.5 million of the increase).
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in our North America segment in the 2017 first quarter.
Development Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Sale of vacation ownership products	$172,155	$138,369	$33,786	24%
Cost of vacation ownership products	(42,620)	(35,617)	(7,003)	(20%)
Marketing and sales	(100,661)	(78,412)	(22,249)	(28%)
Development margin	$28,874	$24,340	$4,534	19%
Development margin percentage	16.8%	17.6%	(0.8 pts)
The increase in development margin reflected $17.1 million from higher vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $8.3 million from higher vacation ownership contract sales, $7.2 million from a favorable mix of lower cost real estate inventory being sold and $1.6 million from lower usage of plus points as a sales incentive in our North America segment, which resulted in less revenue being deferred that will be recognized as rental revenue when the points are redeemed or expire.
  These increases in development margin were partially offset by the following:

•
$4.1 million of unfavorable changes in product cost true-up activity ($0.9 million of unfavorable true-up activity in the 2017 first quarter compared to $3.2 million of favorable true-up activity in the 2016 first quarter);

•	$3.3 million of unfavorable revenue reportability compared to the 2016 first quarter;

•	$3.0 million of higher marketing and sales costs due to ramping up the company’s six new sales distributions;

•
$1.4 million from higher sales reserve activity due to the increase in financing propensity in our North America segment and an increase in the sales reserve rates in our Asia Pacific and Europe segments due mainly to an unfavorable sales reserve adjustment to correct an immaterial error in 2016 with respect to historical static pool data; and

•	$0.8 million from higher other development and inventory expenses.
The 0.8 percentage point decline in the development margin percentage reflected a 2.4 percentage point decrease due to the unfavorable changes in product cost true-up activity year-over-year, a 1.8 percentage point decline due to the higher ramp-up expenses associated with the new sales locations, a 1.5 percentage point decrease due to the unfavorable revenue reportability year-over-year, a 0.7 percentage point decline from the higher sales reserve rate and a 0.4 percentage point decrease from higher other development and inventory expenses. These declines were partially offset by a 4.2 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the 2017 first quarter, a 1.0 percentage point increase due to the leveraging of fixed costs on higher vacation ownership contract sales and a 0.8 percentage point increase from the lower usage of plus points as a sales incentive.
Resort Management and Other Services Revenues, Expenses and Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Management fee revenues	$21,759	$18,440	$3,319	18%
Ancillary revenues	27,269	27,299	(30)	—%
Other services revenues	25,311	18,018	7,293	40%
Resort management and other services revenues	74,339	63,757	10,582	17%
Resort management and other services expenses	(41,831)	(39,863)	(1,968)	(5%)
Resort management and other services margin	$32,508	$23,894	$8,614	36%
Resort management and other services margin percentage	43.7%	37.5%	6.2 pts
The increase in resort management and other services revenues reflected $3.3 million of higher management fees, $2.2 million of higher refurbishment revenue due to an increase in the number of projects being refurbished in the 2017 first quarter, $2.1 million of higher settlement and lien fees due to the timing of lien fees and an increase in the number of closed contracts in the 2017 first quarter, $1.8 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, and $1.2 million of higher resales commissions, brand fees and other revenues. The slight decline in ancillary revenues included $2.7 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the 2016 second quarter) and $0.7 million of lower revenue due to outsourcing the operation of one restaurant in our North America segment, offset by $3.4 million of higher revenues from food and beverage and golf offerings at our resorts.
The improvement in the resort management and other services margin reflected the increases in revenue, partially offset by $2.0 million of higher expenses including $2.3 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $1.3 million of higher refurbishment expenses due to an increase in the number of projects being refurbished in the 2017 first quarter, $1.3 million of higher expenses associated with the MVCD program and $0.2 million of higher other expenses, partially offset by $2.4 million of lower ancillary expenses from the operating property in Surfers Paradise, Australia and $0.7 million of lower ancillary expenses due to outsourcing the operation of a restaurant in our North America segment.
The ancillary revenue producing portions of the operating property in Surfers Paradise, Australia were included in the sale of the portion of the operating property completed in the second quarter of 2016. Therefore, we do not anticipate future ancillary revenues or expenses at this property.

Financing Revenues, Expenses and Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Interest income	$30,356	$27,774	$2,582	9%
Other financing revenues	1,755	1,450	305	21%
Financing revenues	32,111	29,224	2,887	10%
Financing expenses	(5,206)	(4,629)	(577)	(12%)
Consumer financing interest expense	(5,938)	(5,362)	(576)	(11%)
Financing margin	$20,967	$19,233	$1,734	9%
Financing propensity	66.1%	58.5%
The increase in financing revenues was due to a $74.6 million increase in the average gross vacation ownership notes receivable balance ($5.1 million) and higher other financing revenues ($0.3 million), partially offset by financing program incentive costs ($1.8 million) and a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.7 million).
The increase in financing margin reflected the higher financing revenues, partially offset by higher consumer financing interest expense and higher other expenses. The higher consumer financing interest expense was due to a higher average outstanding debt balance, partially offset by a lower average interest rate on the outstanding debt balances. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable. The higher other expenses were due to the increase in the average gross vacation ownership notes receivable balance.
We expect financing propensity for the 2017 fiscal year to approximate 60 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
Rental Revenues, Expenses and Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Rental revenues	$85,256	$80,288	$4,968	6%
Unsold maintenance fees	(18,573)	(14,493)	(4,080)	(28%)
Other rental expenses	(51,859)	(50,167)	(1,692)	(3%)
Rental margin	$14,824	$15,628	$(804)	(5%)
Rental margin percentage	17.4%	19.5%	(2.1 pts)

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
	(91 days)	(84 days)
Transient keys rented(1)	326,339	292,649	33,690	12%
Average transient key rate	$227.80	$228.80	$(1.00)	—%
Resort occupancy	87.6%	88.9%	(1.3 pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to a 12 percent increase in transient keys rented ($7.7 million) driven by a 16 percent increase in available keys, a $0.8 million increase in preview keys and other revenue and $0.4 million of higher plus points revenue (which is recognized when the points are redeemed or expire), partially offset by $2.6 million of lower revenue from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016), $1.0 million of revenue in the 2016 first quarter at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory and a slightly lower average transient rate ($0.3 million). The lower average transient rate was driven in part by the fact that the 2016 first quarter included the week before Easter (approximately 1 percent impact on average transient rate year-over-year) and the 2017 first quarter did not.
The decrease in rental margin reflected a $0.6 million decline at the operating property in Surfers Paradise, Australia primarily due to unsold maintenance fees in the 2017 first quarter incurred after conversion of the property to vacation ownership inventory and $0.6 million from the higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by the $0.4 million increase in plus points revenue. The decline in overall rental margin included a negative impact from the increase in preview keys as the revenue from these stays is less than the associated cost of the inventory. The inclusion of the week before Easter in the 2016 first quarter negatively impacted the year-over-year change in rental margin by approximately $1.1 million.
Cost Reimbursements
2017 First Quarter
Cost reimbursements increased $16.1 million, or 15 percent, over the 2016 first quarter, reflecting an increase of $7.8 million due to the change to an end-of-month quarterly reporting cycle in 2017, $5.7 million due to higher costs and $2.9 million due to additional managed unit weeks in the 2017 first quarter, partially offset by a $0.3 million negative impact from foreign exchange rates in our Europe segment.
General and Administrative
2017 First Quarter
General and administrative expenses increased $2.2 million due to approximately $2.0 million from the change to an end-of-month quarterly reporting cycle in 2017 that resulted in seven additional days in the 2017 first quarter and $1.3 million due to higher personnel related and other expenses, partially offset by $1.1 million of lower litigation related costs. The higher personnel related and other expenses included annual merit and inflationary cost increases.
Royalty Fee
2017 First Quarter
Royalty fee expense increased $2.7 million in the 2017 first quarter (from $13.4 million to $16.1 million) due to an increase in the dollar volume of closings ($1.1 million), the change to an end-of-month quarterly reporting cycle in 2017 that resulted in seven additional days in the 2017 first quarter ($1.0 million) and a $0.6 million increase in the fixed portion of the royalty fee late in 2016.
Interest Expense
2017 First Quarter
Interest expense decreased $1.2 million due to $1.1 million of 2016 first quarter expense associated with the mandatorily redeemable preferred stock of a consolidated subsidiary and $0.1 million of lower other expenses. Due to the redemption of the mandatorily redeemable preferred stock in 2016, we will not incur further interest expense associated with this liability in the future.
Other
2017 First Quarter
During the 2017 first quarter, we incurred $0.4 million of acquisition costs.
During the 2016 first quarter, we incurred $2.3 million of acquisition costs associated with an operating property in the South Beach area of Miami Beach and the anticipated future acquisition of the operating property in New York that we currently manage, and $0.2 million of transaction related costs associated with the sale of the portion of the operating property located in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory. See Footnote No. 5, “Acquisitions and Dispositions” and Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for further information related to these transactions.

Income Tax
2017 First Quarter
Our provision for income taxes increased $2.9 million (from $15.8 million to $18.7 million) from the 2016 first quarter. The increase was primarily due to increases in U.S. income and the establishment of a $4.6 million foreign valuation allowance, partially offset by changes in tax rates in foreign jurisdictions ($4.1 million) and a favorable impact of the adoption of Accounting Standards Update 2016-09, “Compensation - Stock Compensation (Topic 718),” ($2.4 million).
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

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Net income	$33,700	$24,408
Interest expense	781	1,982
Tax provision	18,655	15,757
Depreciation and amortization	5,191	5,125
EBITDA	58,327	47,272
Non-cash share-based compensation	3,276	2,524
Certain items	471	1,795
Adjusted EBITDA	$62,074	$51,591
2017 First Quarter
The certain items for the 2017 first quarter consisted of $0.4 million of acquisition costs and $0.1 million of losses and other expense. These exclusions increased EBITDA by $0.5 million.

The certain items for the 2016 first quarter consisted of $2.6 million of acquisition costs, $0.5 million of profit from the operations of the portion of the property we acquired in Surfers Paradise, Australia in 2015 that we sold in the second quarter of 2016 and a $0.3 million reversal of litigation expense. These exclusions increased EBITDA by $1.8 million.
Business Segments
Our business is grouped into three reportable business segments: North America, Asia Pacific and Europe. See Footnote No. 13, “Business Segments,” to our Financial Statements for further information on our segments.
North America
The following discussion presents an analysis of our results of operations for the North America segment for the 2017 first quarter, compared to the 2016 first quarter.

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
REVENUES
Sale of vacation ownership products	$156,657	$124,684
Resort management and other services	68,818	56,382
Financing	30,239	27,408
Rental	79,140	72,508
Cost reimbursements	114,955	99,182
TOTAL REVENUES	449,809	380,164
EXPENSES
Cost of vacation ownership products	37,635	30,662
Marketing and sales	88,870	68,315
Resort management and other services	36,945	32,807
Rental	63,005	55,956
Litigation settlement	—	(303)
Royalty fee	2,690	1,686
Cost reimbursements	114,955	99,182
TOTAL EXPENSES	344,100	288,305
(Losses) gains and other (expense) income	(34)	7
Other	51	(2,280)
SEGMENT FINANCIAL RESULTS	$105,726	$89,586
Contract Sales
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales
Vacation ownership	$177,436	$139,650	$37,786	27%
Total contract sales	$177,436	$139,650	$37,786	27%
The increase in North America vacation ownership contract sales reflected a $38.5 million increase in sales at on-site sales locations, partially offset by a $0.5 million decrease in sales at off-site (non tour-based) sales locations and a $0.2 million decrease in fractional sales as we continue to sell through remaining luxury inventory. Our 2017 first quarter had seven more days than our 2016 first quarter due to the change to an end-of-month quarterly reporting cycle in 2017. We estimate that 2016 first quarter contract sales would have been approximately $12 million higher on a comparable basis, the majority of which would have occurred at on-site sales locations.

The increase in sales at North America on-site locations reflected a 23.6 percent increase in the number of tours and a 5.6 percent increase in VPG to $3,691 in the 2017 first quarter from $3,496 in the 2016 first quarter. The increase in the number of tours was due to increases in both owner tours and first time buyer tours, and was driven by programs that were implemented in 2015 or later to generate additional tours. The 23.6 percent increase in the number of total tours included an increase of approximately 10 percent due to the change in the financial reporting calendar in 2017, an increase of 7.9 percent from new sales locations and an increase of 5.6 percent from existing sales locations. The increase in VPG resulted from a 0.5 percentage point increase in closing efficiency and higher pricing. The sales at North America off-site locations were negatively impacted in part by the continued strength of the U.S. dollar, primarily in Latin America.
Sale of Vacation Ownership Products
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales	$177,436	$139,650	$37,786	27%
Revenue recognition adjustments:
Reportability	(4,694)	88	(4,782)
Sales reserve	(10,682)	(7,406)	(3,276)
Other(1)	(5,403)	(7,648)	2,245
Sale of vacation ownership products	$156,657	$124,684	$31,973	26%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability negatively impacted the 2017 first quarter due to an increase in the amount of sales that remained in the rescission period as of the end of the quarter, partially offset by an increase in the amount of sales that met the down payment requirement for revenue reportability during the quarter.
The higher sales reserve reflected the higher vacation ownership contract sales volume ($2.2 million of the increase) and an increase in the sales reserve due to the increase in financing propensity ($1.1 million of the increase).
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in our North America segment in the 2017 first quarter.
Development Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Sale of vacation ownership products	$156,657	$124,684	31,973	26%
Cost of vacation ownership products	(37,635)	(30,662)	(6,973)	(23%)
Marketing and sales	(88,870)	(68,315)	(20,555)	(30%)
Development margin	$30,152	$25,707	$4,445	17%
Development margin percentage	19.2%	20.6%	(1.4 pts)
The increase in development margin reflected $16.9 million from higher vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), including $8.2 million from higher vacation ownership contract sales, $6.7 million from a favorable mix of lower cost real estate inventory being sold, $1.6 million from lower usage of plus points as a sales incentive which resulted in less revenue being deferred that will be recognized as rental revenue when the points are redeemed or expire, and $0.4 million from lower marketing and sales costs.

These increases in development margin were partially offset by the following:

•
$4.4 million of unfavorable changes in product cost true-up activity (more than $1.0 million of unfavorable true-up activity in the 2017 first quarter compared to $3.3 million of favorable true-up activity in the 2016 first quarter),

•	$3.5 million of higher marketing and sales costs due to ramping up the new sales distributions;

•	$3.2 million of unfavorable revenue reportability compared to the 2016 first quarter;

•	$0.9 million from higher sales reserve activity in the 2017 first quarter due to the increase in financing propensity; and

•	$0.5 million from higher other development and inventory expenses.
The 1.4 percentage point decline in the development margin percentage reflected a 2.8 percentage point decrease due to the unfavorable changes in product cost true-up activity year-over-year, a 2.2 percentage point decline due to the higher ramp-up expenses associated with the new sales locations, a 1.5 percentage point decrease due to the unfavorable revenue reportability year-over-year, a 0.5 percentage point decline from the higher sales reserve rate and a 0.3 percentage point decrease from higher other development and inventory expenses. These declines were partially offset by a 4.3 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the 2017 first quarter, a 0.8 percentage point increase due to the leveraging of fixed costs on higher vacation ownership contract sales and a 0.8 percentage point increase from the lower usage of plus points as a sales incentive.
Resort Management and Other Services Revenues, Expenses and Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Management fee revenues	$19,465	$16,463	$3,002	18%
Ancillary revenues	24,688	22,441	2,247	10%
Other services revenues	24,665	17,478	7,187	41%
Resort management and other services revenues	68,818	56,382	12,436	22%
Resort management and other services expenses	(36,945)	(32,807)	(4,138)	(13%)
Resort management and other services margin	$31,873	$23,575	$8,298	35%
Resort management and other services margin percentage	46.3%	41.8%	4.5 pts
The increase in resort management and other services revenues reflected $3.0 million of higher management fees, $2.2 million of higher refurbishment revenue due to an increase in the number of projects being refurbished in the 2017 first quarter, $2.2 million of higher ancillary revenues, $2.1 million of higher settlement and lien fees due to the timing of lien fees and an increase in the number of closed contracts in the 2017 first quarter, $1.7 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, and $1.2 million of higher resales commissions, brand fees and other revenues. The increase in ancillary revenues included $2.9 million of higher revenues from food and beverage and golf offerings at our resorts, partially offset by $0.7 million of lower revenue due to outsourcing the operation of one restaurant.
The increase in the resort management and other services margin reflected the increases in revenue, partially offset by $4.1 million of higher expenses, including $2.1 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $1.3 million of higher refurbishment expenses due to an increase in the number of projects being refurbished in the 2017 first quarter, $1.1 million of higher expenses associated with the MVCD program and $0.3 million of higher other expenses, partially offset by $0.7 million of lower ancillary expenses due to outsourcing the operation of one restaurant.

Financing Revenues, Expenses and Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Interest income	$28,523	$25,993	$2,530	10%
Other financing revenues	1,716	1,415	301	21%
Financing revenues	$30,239	$27,408	$2,831	10%
Financing propensity	66.1%	56.9%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance ($5.0 million) and higher other financing revenues ($0.3 million), partially offset by financing program incentive costs ($1.8 million) and a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.7 million). We expect financing propensity for the 2017 fiscal year to approximate 60 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
Rental Revenues, Expenses and Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Rental revenues	$79,140	$72,508	$6,632	9%
Unsold maintenance fees	(16,443)	(13,527)	(2,916)	(22%)
Other rental expenses	(46,562)	(42,429)	(4,133)	(10%)
Rental margin	$16,135	$16,552	$(417)	(3%)
Rental margin percentage	20.4%	22.8%	(2.4 pts)

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
	(91 days)	(84 days)
Transient keys rented(1)	304,946	274,371	30,575	11%
Average transient key rate	$227.57	$229.83	$(2.26)	(1%)
Resort occupancy	88.5%	90.4%	(1.9 pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to an 11 percent increase in transient keys rented ($7.0 million) driven by an 18 percent increase in available keys, a $0.9 million increase in preview keys and other revenue and $0.4 million of higher plus points revenue (which is recognized when the points are redeemed or expire), partially offset by $1.0 million of revenue in the 2016 first quarter at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory and a 1 percent decrease in average transient rate ($0.7 million). The lower average transient rate was driven in part by the fact that the 2016 first quarter included the week before Easter (approximately 1 percent impact on average transient rate year-over-year) and the 2017 first quarter did not.
The decrease in rental margin reflected negative $0.8 million from the higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by the $0.4 million increase in plus points revenue. The decline in overall rental margin included a negative impact from the increase in preview keys as the revenue from these stays is less than the associated cost of the inventory. The inclusion of the week before Easter in the 2016 first quarter negatively impacted the year-over-year change in rental margin by approximately $1.1 million.
Asia Pacific
The following discussion presents an analysis of our results of operations for the Asia Pacific segment for the 2017 first quarter, compared to the 2016 first quarter.

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
REVENUES
Sale of vacation ownership products	$10,922	$8,525
Resort management and other services	1,097	3,446
Financing	1,123	981
Rental	3,738	5,621
Cost reimbursements	1,147	873
TOTAL REVENUES	18,027	19,446
EXPENSES
Cost of vacation ownership products	2,089	1,709
Marketing and sales	8,201	6,211
Resort management and other services	1,093	3,501
Rental	4,137	5,788
Royalty fee	228	146
Cost reimbursements	1,147	873
TOTAL EXPENSES	16,895	18,228
Losses and other expense	(20)	—
Other	(8)	(208)
SEGMENT FINANCIAL RESULTS	$1,104	$1,010
Overview
In our Asia Pacific segment, we continue to identify opportunities for development margin growth and improvement. We plan to continue to focus on future inventory acquisitions with strong on-site sales locations. In 2015, we purchased an operating property located in Surfers Paradise, Australia and in 2016, we sold the portion of this operating property that we did not intend to convert to vacation ownership inventory. By the end of 2016, we completed the conversion of the remaining portion of this operating property to vacation ownership inventory, a portion of which was contributed to our points-based programs within this segment. We began selling from this new location at the end of the 2016 first quarter.
Contract Sales
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales
Vacation ownership	$11,948	$9,426	$2,522	27%
Total contract sales	$11,948	$9,426	$2,522	27%
The increase in Asia Pacific vacation ownership contract sales was driven by a 68 percent increase in tours, partially offset by a 24 percent decrease in VPG. The increase in tours included a 53 percent increase from the new sales location in Surfers Paradise, Australia and a 15 percent increase at the existing sales locations. The decrease in VPG was driven by an increase in sales to first time buyers, which generally have a lower VPG than sales to existing owners. Contract sales at the new sales location in Surfers Paradise, Australia are not reported as sale of vacation ownership products until closing.
Sale of Vacation Ownership Products
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales	$11,948	$9,426	$2,522	27%
Revenue recognition adjustments:
Reportability	81	(267)	348
Sales reserve	(1,085)	(619)	(466)
Other(1)	(22)	(15)	(7)
Sale of vacation ownership products	$10,922	$8,525	$2,397	28%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
The favorable change in reportability is due to the closing and recognition of sales from the Surfers Paradise, Australia sales location in the 2017 first quarter (compared to no sales or closings in the 2016 first quarter because we began selling from this new location at the end of the 2016 first quarter). The increase in the sales reserve is due to the higher vacation ownership contract sales as well as an unfavorable sales reserve adjustment to correct an immaterial error in 2016 with respect to historical static pool data.
Development Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Sale of vacation ownership products	$10,922	$8,525	$2,397	28%
Cost of vacation ownership products	(2,089)	(1,709)	(380)	(22%)
Marketing and sales	(8,201)	(6,211)	(1,990)	(32%)
Development margin	$632	$605	$27	4%
Development margin percentage	5.8%	7.1%	(1.3 pts)
The increase in development margin reflected the following:

•
$0.3 million from the higher vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) driven by $0.5 million of lower marketing and sales costs at the new sales location in Surfers Paradise, Australia due to startup costs incurred in the the 2016 first quarter and a lower average cost of real estate inventory being sold in the 2017 first quarter, partially offset by a $0.2 million increase in marketing and sales costs at the sites other than Surfers Paradise, Australia; and

•	$0.2 million of favorable revenue reportability compared to the 2016 first quarter.
The increases were partially offset by $0.3 million from lower favorable product cost true-up activity ($0.1 million in the 2017 first quarter compared to $0.4 million in the 2016 first quarter) and $0.2 million from the higher sales reserve activity compared to the 2016 first quarter.

Resort Management and Other Services Revenues, Expenses and Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Management fee revenues	$787	$544	$243	45%
Ancillary revenues	—	2,658	(2,658)	(100%)
Other services revenues	310	244	66	27%
Resort management and other services revenues	1,097	3,446	(2,349)	(68%)
Resort management and other services expenses	(1,093)	(3,501)	2,408	69%
Resort management and other services margin	$4	$(55)	$59	107%
Resort management and other services margin percentage	0.4%	(1.6%)	2.0 pts
The decrease in resort management and other services revenues reflected $2.7 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016), partially offset by increases in management fees ($0.2 million) and other services revenues ($0.1 million). The increase in the resort management and other services margin reflected the higher management fees as well as lower spending in support of future growth in the business in the 2017 first quarter compared to the 2016 first quarter, partially offset by $0.3 million of ancillary profit from the operating property in Surfers Paradise, Australia in the 2016 first quarter (compared to no activity in the 2017 first quarter).
The ancillary revenue producing portions of the operating property in Surfers Paradise, Australia were included in the sale of the portion of the operating property completed in the second quarter of 2016. Therefore, we do not anticipate future ancillary revenues or expenses at this property.
Rental Revenues, Expenses and Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Rental revenues	$3,738	$5,621	$(1,883)	(33%)
Rental expenses	(4,137)	(5,788)	1,651	29%
Rental margin	$(399)	$(167)	$(232)	(139%)
Rental margin percentage	(10.7%)	(3.0%)	(7.7 pts)
The decline in rental revenues was due to $2.6 million of lower revenue from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016), partially offset by $0.7 million of higher revenues at the other resorts in the region. The lower expenses were due to $2.0 million of lower expenses from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016), partially offset by $0.3 million of higher other rental expenses in the 2017 first quarter.

Europe
The following discussion presents an analysis of our results of operations for the Europe segment for the 2017 first quarter, compared to the 2016 first quarter.

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
REVENUES
Sale of vacation ownership products	$4,576	$5,160
Resort management and other services	4,424	3,929
Financing	749	835
Rental	2,378	2,159
Cost reimbursements	7,531	7,478
TOTAL REVENUES	19,658	19,561
EXPENSES
Cost of vacation ownership products	661	1,291
Marketing and sales	3,590	3,886
Resort management and other services	3,793	3,555
Rental	3,290	2,916
Royalty fee	46	49
Cost reimbursements	7,531	7,478
TOTAL EXPENSES	18,911	19,175
SEGMENT FINANCIAL RESULTS	$747	$386
Overview
In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.
Contract Sales
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales
Vacation ownership	$4,450	$4,418	$32	1%
Total contract sales	$4,450	$4,418	$32	1%

Sale of Vacation Ownership Products
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales	$4,450	$4,418	$32	1%
Revenue recognition adjustments:
Reportability	583	965	(382)
Sales reserve	(454)	(198)	(256)
Other(1)	(3)	(25)	22
Sale of vacation ownership products	$4,576	$5,160	$(584)	(11%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Development Margin
2017 First Quarter

	Quarters Ended		Change	% Change
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Sale of vacation ownership products	$4,576	$5,160	$(584)	(11%)
Cost of vacation ownership products	(661)	(1,291)	630	49%
Marketing and sales	(3,590)	(3,886)	296	8%
Development margin	$325	$(17)	$342	2,012%
Development margin percentage	7.1%	(0.3%)	7.4 pts
Corporate and Other

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
EXPENSES
Cost of vacation ownership products	$2,235	$1,955
Financing	5,206	4,629
General and administrative	27,539	25,359
Consumer financing interest	5,938	5,362
Royalty fee	13,106	11,476
TOTAL EXPENSES	54,024	48,781
Losses and other expense	(5)	—
Interest expense	(781)	(1,982)
Other	(412)	(54)
TOTAL FINANCIAL RESULTS	$(55,222)	$(50,817)
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

Total Expenses
2017 First Quarter
Total expenses increased $5.2 million from the 2016 first quarter. The $5.2 million increase resulted from $2.2 million of higher general and administrative expenses, $1.6 million of higher royalty fees due to the change to an end-of-month quarterly reporting cycle in 2017 that resulted in seven additional days in the 2017 first quarter ($1.0 million) and a $0.6 million increase in the fixed portion of the royalty fee late in 2016, $0.6 million of higher financing expenses due to the increase in the average gross vacation ownership notes receivable balance, $0.6 million of higher consumer financing interest expense, and $0.3 million of higher cost of vacation ownership products expenses due to higher development expenses.
General and administrative expenses increased $2.2 million due to approximately $2.0 million from the change to an end-of-month quarterly reporting cycle in 2017 that resulted in seven additional days in the 2017 first quarter and $1.3 million due to higher personnel related and other expenses, partially offset by $1.1 million of lower litigation costs. The higher personnel related and other expenses included annual merit and inflationary cost increases.
The $0.6 million increase in consumer financing interest expense was due to a higher average outstanding debt balance, partially offset by a lower average interest rate on the outstanding debt balances. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.
Recent Accounting Pronouncements
See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($101.8 million at the end of the 2017 first quarter), cash generated from operations, our ability to raise capital through securitizations in the asset-backed securities market and, to the extent necessary, funds available under the Warehouse Credit Facility and our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”). We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At the end of the 2017 first quarter, we had $692.1 million of total gross debt outstanding, which included $684.0 million of non-recourse debt associated with vacation ownership notes receivable securitizations.
At the end of the 2017 first quarter, we had $688.3 million of real estate inventory on hand, comprised of $324.4 million of finished goods, $28.7 million of work-in-progress and $335.2 million of land and infrastructure.
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

During the 2017 first quarter, we had a net decrease in cash, cash equivalents and restricted cash of $47.2 million compared to a net decrease of $86.6 million during the 2016 first quarter. The following table summarizes these changes:

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$45,704	$9,878
Investing activities	(13,254)	(6,322)
Financing activities	(81,229)	(90,667)
Effect of change in exchange rates on cash, cash equivalents and restricted cash	1,551	464
Net change in cash, cash equivalents and restricted cash	$(47,228)	$(86,647)
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
In the 2017 first quarter, we generated $45.7 million of cash flows from operating activities, compared to $9.9 million in the 2016 first quarter. Excluding the impact of changes in net income and adjustments for non-cash items, the increase in cash flows from operations reflected lower real estate inventory spending, higher closings on vacation ownership contract sales, higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable and lower payments related to employee benefits programs, partially offset by higher originations driven by higher contract sales and higher financing propensity due to the continued success of the financing incentive programs offered in our North America segment and timing of payments related to unsold inventory.
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Real Estate Inventory Spending Less Than (In Excess of) Cost of Sales

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Real estate inventory spending	$(17,232)	$(48,126)
Real estate inventory costs	39,268	33,014
Real estate inventory spending less than (in excess of) cost of sales	$22,036	$(15,112)
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).
Our real estate inventory spending was less than real estate inventory costs in the 2017 first quarter. However, we expect our inventory spending to increase throughout the remainder of 2017 as we satisfy our commitments to purchase vacation ownership units in our North America and Asia Pacific segments. We entered into these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for additional information regarding these transactions.

Our real estate inventory spending exceeded real estate inventory costs in the 2016 first quarter, as a result of our opportunistic acquisition efforts. Real estate inventory spending included $23.5 million for the acquisition of an operating property located in the South Beach area of Miami Beach, Florida. We rebranded this property as Marriott Vacation Club Pulse, South Beach and are converting it, in its entirety, into vacation ownership interests for future use in our MVCD program. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.
Notes Receivable Collections (Less Than) In Excess of New Mortgages

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Vacation ownership notes receivable collections — non-securitized	$20,214	$19,376
Vacation ownership notes receivable collections — securitized	55,854	41,156
Vacation ownership notes receivable originations	(112,832)	(57,524)
Vacation ownership notes receivable collections (less than) in excess of originations	$(36,764)	$3,008
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the 2017 first quarter, as compared to the 2016 first quarter due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the 2017 first quarter increased due to higher vacation ownership contract sales, including the change in the quarterly reporting cycle, and an increase in financing propensity to 66.1 percent for the 2017 first quarter compared to 58.5 percent for the 2016 first quarter, due to the continued success of the financing incentive programs that we offer in our North America segment. Given the success of these incentives to date, we expect financing propensity levels during the 2017 fiscal year to approximate 60 percent as we intend to continue to offer financing incentive programs.
Cash from Investing Activities

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Capital expenditures for property and equipment (excluding inventory)	$(5,055)	$(6,331)
Purchase of company owned life insurance	(8,200)	—
Dispositions, net	1	9
Net cash used in investing activities	$(13,254)	$(6,322)
Capital Expenditures for Property and Equipment
Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.
In the 2017 first quarter, capital expenditures for property and equipment of $5.1 million included $4.6 million to support business operations (including $2.5 million for sales locations and $2.1 million for ancillary and other operations assets) and $0.5 million for technology spending.
In the 2016 first quarter, capital expenditures for property and equipment of $6.3 million included $4.7 million to support business operations (including $3.8 million for sales locations and $0.9 million for ancillary and other operations assets) and $1.6 million for technology spending.

Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan. During the 2017 first quarter we paid $8.2 million for the acquisition of these policies.
Cash from Financing Activities

	Quarters Ended
	March 31, 2017	March 25, 2016
($ in thousands)	(91 days)	(84 days)
Borrowings from securitization transactions	$—	$51,130
Repayment of debt related to securitization transactions	(54,340)	(47,711)
Debt issuance costs	(1,219)	—
Repurchase of common stock	—	(73,228)
Payment of dividends	(19,010)	(17,585)
Payment of withholding taxes on vesting of restricted stock units	(6,644)	(3,864)
Other, net	(16)	591
Net cash used in financing activities	$(81,229)	$(90,667)
Revolving Corporate Credit Facility
At March 31, 2017, no amounts were outstanding under the Revolving Corporate Credit Facility, however we had $1.1 million of letters of credit outstanding. See Footnote No. 9, “Debt,” to our Financial Statements for additional information regarding our Revolving Corporate Credit Facility, and see Footnote No. 14, “Subsequent Events,” to our Financial Statements for events that occurred subsequent to the end of the 2017 first quarter.
Borrowings from / Repayment of Debt Related to Securitization Transactions
We reflect proceeds from securitizations of vacation ownership notes receivable, including draw downs on the Warehouse Credit Facility, as “Borrowings from securitization transactions.” We reflect repayments of bonds associated with vacation ownership notes receivable securitizations and repayments on the Warehouse Credit Facility (including vacation ownership notes receivable repurchases) as “Repayment of debt related to securitization transactions.”
At March 31, 2017, no amounts were outstanding under the Warehouse Credit Facility and $201.5 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote No. 9, “Debt,” to our Financial Statements for additional information regarding our Warehouse Credit Facility, and see Footnote No. 14, “Subsequent Events,” to our Financial Statements for events that occurred subsequent to the end of the 2017 first quarter.
In the 2016 first quarter, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The total carrying amount of the vacation ownership notes receivable securitized was $60.2 million. The advance rate was 85 percent, which resulted in gross proceeds of $51.1 million. The total net proceeds were $50.7 million due to the funding of reserve accounts in the amount of $0.4 million.
Debt Issuance Costs
In the 2017 first quarter, we incurred $1.2 million of debt issuance costs associated with the amendment and extension of the Warehouse Credit Facility.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 30, 2016	9,672,629	$608,439	$62.90
For the quarter ended March 31, 2017	—	—	—
As of March 31, 2017	9,672,629	$608,439	$62.90

See Footnote No. 10, “Shareholders’ Equity,” to our Financial Statements for further information related to our share repurchase program.
Dividends
We distributed cash dividends to holders of common stock during the 2017 first quarter as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 9, 2016	December 22, 2016	January 4, 2017	$0.35
February 9, 2017	February 23, 2017	March 9, 2017	$0.35
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
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 30, 2016, other than those discussed below.
As of March 31, 2017, net debt decreased by $53.4 million to $683.8 million compared to $737.2 million at December 30, 2016, due to repayments of non-recourse debt associated with vacation ownership notes receivable securitizations. As of March 31, 2017, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $761.5 million and were due as follows: $84.6 million remaining in 2017; $102.4 million in 2018; $92.6 million in 2019; $89.3 million in 2020; $86.2 million in 2021; and $306.4 million thereafter.
We have a new operating lease commitment that expires in 2029. Our aggregate minimum lease payment under this contract was $15.5 million, of which we expect $1.3 million, $1.3 million, $1.4 million and $11.5 million will be paid in 2019, 2020, 2021 and thereafter, respectively.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the year ended December 30, 2016.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
December 31, 2016 – January 31, 2017	—	$—	—	1,227,371
February 1, 2017 – February 28, 2017	—	$—	—	1,227,371
March 1, 2017 – March 31, 2017	—	$—	—	1,227,371
Total	—	$—	—	1,227,371
_________________________

(1)
On February 9, 2017, our Board of Directors extended the duration of our existing share repurchase program to September 30, 2017. As of March 31, 2017, our Board of Directors had authorized the repurchase of an aggregate of up to 10,900,000 shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

May 4, 2017	/s/ Stephen P. Weisz
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
10.1
Omnibus Amendment No. 5, dated March 8, 2017, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the 91 days ended March 31, 2017 and the 84 days ended March 25, 2016; (ii) the Interim Consolidated Statements of Comprehensive Income for the 91 days ended March 31, 2017 and the 84 days ended March 25, 2016; (iii) the Interim Consolidated Balance Sheets at March 31, 2017 and December 30, 2016; and (iv) the Interim Consolidated Statements of Cash Flows for the 91 days ended March 31, 2017 and the 84 days ended March 25, 2016.