Form 10-Q
period 2017-06-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2017-08-03
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 28, 2017 was 27,029,239.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016	June 30, 2017	June 17, 2016
	(91 days)	(84 days)	(182 days)	(168 days)
REVENUES
Sale of vacation ownership products	$191,010	$146,450	$363,165	$284,819
Resort management and other services	79,158	74,156	152,122	137,864
Financing	32,530	28,654	64,641	57,878
Rental	84,188	75,069	169,444	155,357
Cost reimbursements	110,734	98,842	234,367	206,375
TOTAL REVENUES	497,620	423,171	983,739	842,293
EXPENSES
Cost of vacation ownership products	46,143	33,753	88,763	69,370
Marketing and sales	104,029	78,919	204,690	157,331
Resort management and other services	44,008	44,007	85,653	83,870
Financing	3,449	2,621	7,466	7,201
Rental	70,163	66,028	140,595	130,688
General and administrative	29,534	25,361	57,073	50,720
Litigation settlement	183	—	183	(303)
Consumer financing interest	5,654	5,117	11,592	10,479
Royalty fee	16,307	14,026	32,377	27,383
Cost reimbursements	110,734	98,842	234,367	206,375
TOTAL EXPENSES	430,204	368,674	862,759	743,114
(Losses) gains and other (expense) income	(166)	10,668	(225)	10,675
Interest expense	(1,757)	(2,087)	(2,538)	(4,069)
Other	(100)	(1,911)	(469)	(4,453)
INCOME BEFORE INCOME TAXES	65,393	61,167	117,748	101,332
Provision for income taxes	(21,117)	(24,858)	(39,772)	(40,615)
NET INCOME	$44,276	$36,309	$77,976	$60,717

EARNINGS PER SHARE
Earnings per share - Basic	$1.62	$1.28	$2.86	$2.11
Earnings per share - Diluted	$1.58	$1.26	$2.79	$2.08

CASH DIVIDENDS DECLARED PER SHARE	$0.35	$0.30	$0.70	$0.60
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016	June 30, 2017	June 17, 2016
	(91 days)	(84 days)	(182 days)	(168 days)
Net income	$44,276	$36,309	$77,976	$60,717
Other comprehensive income (loss):
Foreign currency translation adjustments	2,465	606	6,681	1,753
Derivative instrument adjustment, net of tax	23	(808)	48	(399)
Total other comprehensive income (loss), net of tax	2,488	(202)	6,729	1,354
COMPREHENSIVE INCOME	$46,764	$36,107	$84,705	$62,071
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) June 30, 2017	December 30, 2016
ASSETS
Cash and cash equivalents	$85,151	$147,102
Restricted cash (including $31,005 and $27,525 from VIEs, respectively)	58,753	66,000
Accounts and contracts receivable, net (including $4,311 and $4,865 from VIEs, respectively)	131,395	161,733
Vacation ownership notes receivable, net (including $655,180 and $717,543 from VIEs, respectively)	1,036,449	972,311
Inventory	744,430	712,536
Property and equipment	249,264	202,802
Other (including $10,647 and $0 from VIEs, respectively)	127,994	128,935
TOTAL ASSETS	$2,433,436	$2,391,419

LIABILITIES AND EQUITY
Accounts payable	$76,456	$124,439
Advance deposits	59,401	55,542
Accrued liabilities (including $537 and $584 from VIEs, respectively)	112,916	147,469
Deferred revenue	115,536	95,495
Payroll and benefits liability	87,000	95,516
Deferred compensation liability	69,928	62,874
Debt, net (including $671,221 and $738,362 from VIEs, respectively)	773,557	737,224
Other	12,989	15,873
Deferred taxes	156,835	149,168
TOTAL LIABILITIES	1,464,618	1,483,600
Contingencies and Commitments (Note 8)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 36,839,064 and 36,633,868 shares issued, respectively	368	366
Treasury stock — at cost; 9,669,970 and 9,643,562 shares, respectively	(610,115)	(606,631)
Additional paid-in capital	1,161,507	1,162,283
Accumulated other comprehensive income	12,189	5,460
Retained earnings	404,869	346,341
TOTAL EQUITY	968,818	907,819
TOTAL LIABILITIES AND EQUITY	$2,433,436	$2,391,419
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year to Date Ended
	June 30, 2017	June 17, 2016
	(182 days)	(168 days)
OPERATING ACTIVITIES
Net income	$77,976	$60,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,192	10,177
Amortization of debt issuance costs	2,726	2,559
Provision for loan losses	26,821	19,591
Share-based compensation	8,451	6,856
Loss (gain) on disposal of property and equipment, net	225	(10,675)
Deferred income taxes	11,778	15,792
Net change in assets and liabilities:
Accounts and contracts receivable	30,079	(11,084)
Notes receivable originations	(227,643)	(124,318)
Notes receivable collections	136,731	120,548
Inventory	16,007	(13,924)
Purchase of vacation ownership units for future transfer to inventory	(33,594)	—
Other assets	4,406	26,111
Accounts payable, advance deposits and accrued liabilities	(70,470)	(86,355)
Deferred revenue	19,654	22,627
Payroll and benefit liabilities	(8,698)	(27,313)
Deferred compensation liability	7,053	6,536
Other liabilities	(585)	1,081
Other, net	3,021	2,152
Net cash provided by operating activities	14,130	21,078
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(11,344)	(15,142)
Purchase of company owned life insurance	(10,092)	—
Dispositions, net	11	69,738
Net cash (used in) provided by investing activities	(21,425)	54,596

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Year to Date Ended
	June 30, 2017	June 17, 2016
	(182 days)	(168 days)
FINANCING ACTIVITIES
Borrowings from securitization transactions	50,260	91,281
Repayment of debt related to securitization transactions	(117,400)	(84,040)
Borrowings from Revolving Corporate Credit Facility	60,000	85,000
Repayment of Revolving Corporate Credit Facility	(12,500)	(40,000)
Debt issuance costs	(1,219)	(231)
Repurchase of common stock	(3,868)	(163,359)
Accelerated stock repurchase forward contract	—	(14,470)
Payment of dividends	(28,552)	(26,067)
Payment of withholding taxes on vesting of restricted stock units	(9,962)	(3,876)
Other, net	(624)	572
Net cash used in financing activities	(63,865)	(155,190)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1,962	(3,238)
Decrease in cash, cash equivalents, and restricted cash	(69,198)	(82,754)
Cash, cash equivalents and restricted cash, beginning of period	213,102	248,512
Cash, cash equivalents and restricted cash, end of period	$143,904	$165,758

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property acquired via capital lease	$—	$7,221
Non-cash issuance of treasury stock for employee stock purchase plan	622	307
Disposition accruals not yet paid	—	4,636
Non-cash transfer from Inventory to Property and equipment	—	9,741
Non-cash issuance of debt in connection with acquisition of vacation ownership units	63,558	—
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
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of June 30, 2017, our portfolio consisted of over 65 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each:

Reporting Period	Date Range	Number of Days
2017 second quarter	April 1, 2017 — June 30, 2017	91
2016 second quarter	March 26, 2016 — June 17, 2016	84
2017 first half	December 31, 2016 — June 30, 2017	182
2016 first half	January 2, 2016 — June 17, 2016	168
2017 fiscal year	December 31, 2016 — December 31, 2017	366
2016 fiscal year	January 2, 2016 — December 30, 2016	364

As a result of the change in our financial reporting cycle, our 2017 second quarter had seven more days of activity than our 2016 second quarter, and our 2017 first half had 14 more days of activity than our 2016 first half. While our 2017 full fiscal year will have only two additional days of activity as compared to our 2016 full fiscal year, our 2017 third quarter will have eight additional days of activity, and our 2017 fourth quarter will have 20 fewer days of activity than the corresponding periods in our 2016 fiscal year.

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
We have reclassified certain prior year amounts to conform to our current period presentation. Our Financial Statements include adjustments for the 2016 second quarter and 2016 first half to correct immaterial presentation errors, consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016, within the following line items on our Statements of Income: Resort management and other services revenues, Resort management and other services expenses and General and administrative expenses. Correction of these immaterial errors had no impact on our consolidated Net income.
The impact of these adjustments on the Financial Statements is as follows:

	Quarter Ended		Year to Date Ended
	June 17, 2016		June 17, 2016
	(84 days)		(168 days)
($ in thousands)	As Revised	Previous Filing	As Revised	Previous Filing
Resort management and other services	$74,156	$80,930	$137,864	$150,559
TOTAL REVENUES	$423,171	$429,945	$842,293	$854,988
Resort management and other services	$44,007	$49,311	$83,870	$95,108
General and administrative	$25,361	$24,588	$50,720	$49,885
TOTAL EXPENSES	$368,674	$375,448	$743,114	$755,809

Deferred Compensation Plan
Beginning in our 2017 fiscal year, participants in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) may select a rate of return based on various market-based investment alternatives for a portion of their contributions, as well as any future Company contributions, to the Deferred Compensation Plan, and may also select such a rate for a portion of their existing account balances. To support our ability to meet a portion of our obligations under the Deferred Compensation Plan, we acquired company owned insurance policies (the “COLI policies”) on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants and are payable to a rabbi trust with the Company as grantor. A portion of a participant’s contributions to the Deferred Compensation Plan must be subject to a fixed rate of return, which for our 2017 fiscal year was reduced to 3.5 percent.
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a variable interest entity (“VIE”). We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At June 30, 2017, the value of the assets held in the rabbi trust was $10.6 million, which is included in the Other line within assets on our Balance Sheets.

New Accounting Standards
Accounting Standards Update No. 2017-09 – “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”)
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications for the purpose of applying the modification guidance in Accounting Standards Codification Topic 718. This update is effective for all entities for annual periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted. Our early adoption of ASU 2017-09 in the 2017 second quarter did not have an impact on our financial statements or disclosures.
Accounting Standards Update No. 2016-18 – “Restricted Cash” (“ASU 2016-18”)
In November 2016, the FASB issued ASU 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, we will no longer present changes in restricted cash as a component of investing activities. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted ASU 2016-18 on a retrospective basis commencing in the 2017 first quarter.
Accounting Standards Update No. 2016-09 – “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”)
In March 2016, the FASB issued ASU 2016-09, which changes how entities account for certain aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance requires all income tax effects of awards, including excess tax benefits, to be recorded as income tax expense (or benefit) in the income statement, which resulted in benefits to our provision for income taxes of $2.8 million in the 2017 second quarter and $5.2 million in the 2017 first half. The new guidance requires excess tax benefits to be presented as an operating inflow rather than as a financing inflow in the statement of cash flows. Prior to the adoption of ASU 2016-09, excess tax benefits were recorded in additional paid-in-capital on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We adopted ASU 2016-09 in the 2017 first quarter. The adoption of ASU 2016-09 decreased our provision for income taxes, the amount of which depends on the vesting activity of our share-based compensation awards in any given period, and eliminated the presentation of excess tax benefits as a financing inflow on our statement of cash flows. Further, we made an accounting policy election to recognize forfeitures of share-based compensation awards as they occur, the cumulative effect of which resulted in an adjustment of $0.4 million to opening retained earnings. The adoption of ASU 2016-09 did not have any other material impacts on our financial statements and disclosures.
Future Adoption of Accounting Standards
Accounting Standards Update No. 2016-16 – “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”)
In October 2016, the FASB issued ASU 2016-16, which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. This update is effective for public companies for annual periods beginning after December 15, 2017, and for annual periods and interim periods thereafter, with early adoption permitted. We are evaluating the impact that ASU 2016-16, including the timing of implementation, will have on our financial statements and disclosures.
Accounting Standards Update No. 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)
In June 2016, the FASB issued ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the impact that ASU 2016-13, including the timing of implementation, will have on our financial statements and disclosures.

Accounting Standards Update No. 2016-02 – “Leases (Topic 842)” (“ASU 2016-02”)
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability of information regarding an entity’s leasing activities by providing additional information to users of financial statements. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Although we expect to adopt ASU 2016-02 in fiscal year 2019 and have commenced our implementation efforts, we continue to evaluate the impact that adoption of this accounting standards update will have on our financial statements and disclosures.
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
Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), as Amended
In May 2014, the FASB issued ASU 2014-09, which, as amended, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09, as amended, will be effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2017. The new standard may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized on the date of adoption. We will adopt ASU 2014-09, as amended, commencing in fiscal year 2018, on a retrospective basis. While we continue to evaluate the impact that adoption of this accounting standards update will have on our financial statements and disclosures, we expect the amount and timing of revenue recognition related to our accounting for management fee revenues, ancillary revenues and rental revenues will remain materially consistent with our current accounting. We expect adoption of ASU 2014-09 will result in the following with respect to the recognition of revenues from the sale of vacation ownership products within our North America segment:

•	alignment of our assessment of collectibility of the transaction price with our credit granting policies;

•	deferral of revenue recognition deemed collectible from expiration of the statutory rescission period to closing, when control of the vacation ownership product is transferred to the customer;

•	no impact to sales reserve accounting; and

•	net presentation of certain sales incentives (e.g., Marriott Rewards Points).
In addition, we expect to elect the practical expedient available in ASU 2014-09 to expense all marketing and sales costs as they are incurred. We anticipate disclosing additional detail on the impact of adoption of this accounting standards update later in 2017.
2. INCOME TAXES
We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate, was $1.5 million at both June 30, 2017 and December 30, 2016.

3. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	At June 30, 2017	At December 30, 2016
Vacation ownership notes receivable — securitized	$655,180	$717,543
Vacation ownership notes receivable — non-securitized
Eligible for securitization(1)	224,560	98,508
Not eligible for securitization(1)	156,709	156,260
Subtotal	381,269	254,768
Total vacation ownership notes receivable	$1,036,449	$972,311
_________________________

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable for securitization.
The following tables show future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at June 30, 2017:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2017, remaining	$29,584	$45,052	$74,636
2018	45,320	84,684	130,004
2019	37,375	79,633	117,008
2020	33,947	79,289	113,236
2021	31,669	78,257	109,926
Thereafter	203,374	288,265	491,639
Balance at June 30, 2017	$381,269	$655,180	$1,036,449
Weighted average stated interest rate at June 30, 2017	11.6%	12.7%	12.3%
Range of stated interest rates at June 30, 2017	0.0% to 18.0%	4.9% to 19.5%	0.0% to 19.5%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)	(182 days)	(168 days)
Interest income associated with vacation ownership notes receivable — securitized	$22,948	$21,201	$46,294	$42,392
Interest income associated with vacation ownership notes receivable — non-securitized	7,855	6,052	14,865	12,635
Total interest income associated with vacation ownership notes receivable	$30,803	$27,253	$61,159	$55,027

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

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the 2017 first half:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Balance at December 30, 2016	$56,628	$53,735	$110,363
Provision for loan losses	22,426	4,558	26,984
Securitizations	(4,011)	4,011	—
Write-offs	(26,854)	—	(26,854)
Defaulted vacation ownership notes receivable repurchase activity(1)	14,318	(14,318)	—
Balance at June 30, 2017	$62,507	$47,986	$110,493
_________________________

(1)
Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Asia Pacific or Europe, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.14 percent and 7.09 percent as of June 30, 2017 and December 30, 2016, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $5.4 million and $5.0 million as of June 30, 2017 and December 30, 2016, respectively.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2017	$38,478	$6,990	$45,468
Investment in vacation ownership notes receivable on non-accrual status at December 30, 2016	$43,792	$6,687	$50,479
Average investment in vacation ownership notes receivable on non-accrual status during the 2017 second quarter	$38,179	$7,484	$45,663
Average investment in vacation ownership notes receivable on non-accrual status during the 2016 second quarter	$47,471	$10,407	$57,878
Average investment in vacation ownership notes receivable on non-accrual status during the 2017 first half	$41,135	$6,839	$47,974
Average investment in vacation ownership notes receivable on non-accrual status during the 2016 first half	$47,136	$9,699	$56,835

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of June 30, 2017:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$7,338	$12,714	$20,052
91 – 150 days past due	4,047	6,990	11,037
Greater than 150 days past due	34,431	—	34,431
Total past due	45,816	19,704	65,520
Current	397,960	683,462	1,081,422
Total vacation ownership notes receivable	$443,776	$703,166	$1,146,942
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

	At June 30, 2017		At December 30, 2016
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable — securitized	$655,180	$764,004	$717,543	$834,009
Vacation ownership notes receivable — non-securitized	381,269	415,074	254,768	269,161
Other assets	10,647	10,647	—	—
Total financial assets	$1,047,096	$1,189,725	$972,311	$1,103,170
Non-recourse debt associated with vacation ownership notes receivable securitizations, net	$(614,157)	$(614,386)	$(729,188)	$(725,963)
Warehouse credit facility, net	(48,002)	(48,503)	—	—
Revolving corporate credit facility, net	(45,175)	(45,175)	—	—
Non-interest bearing note payable, net	(58,808)	(58,808)	—	—
Total financial liabilities	$(766,142)	$(766,872)	$(729,188)	$(725,963)
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
The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At June 30, 2017		At December 30, 2016
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization	$224,560	$258,365	$98,508	$112,901
Not eligible for securitization	156,709	156,709	156,260	156,260
Total non-securitized	$381,269	$415,074	$254,768	$269,161

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
Revolving Corporate Credit Facility
The carrying value of the outstanding balance on our $200 million revolving corporate credit facility (the “Revolving Corporate Credit Facility”) approximates fair value, as the contractual interest rate for funds currently borrowed floats at an annual borrowing rate as defined in the Revolving Corporate Credit Facility, which is determined based on certain publicly available rates plus an applicable margin based on our credit rating.

Non-Interest Bearing Note Payable
The carrying value of our non-interest bearing note payable issued in connection with the acquisition of vacation ownership units located on the Big Island of Hawaii approximates fair value, because the imputed interest rate used to discount this note payable is consistent with current market rates. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 9, “Debt,” for additional information on this transaction.
5. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Marco Island, Florida
During the 2017 second quarter, we acquired 36 completed vacation ownership units located at our resort in Marco Island, Florida for $33.6 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Property and equipment. To ensure consistency with the expected related future cash flow presentation, the cash purchase price was included as an operating activity in the Purchase of vacation ownership units for future transfer to inventory line on our Cash Flows. See Footnote No. 8, “Contingencies and Commitments,” for information on our remaining commitment related to this property.
Big Island of Hawaii
During the 2017 second quarter, we acquired 112 completed vacation ownership units located on the Big Island of Hawaii. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory. As consideration for the acquisition, we paid $27.3 million in cash, settled a $0.5 million note receivable from the seller on a non-cash basis, and issued a non-interest bearing note payable for $63.6 million. See Footnote No. 9, “Debt,” for information on the non-interest bearing note payable.
Miami Beach, Florida
During the 2016 first quarter, we completed the acquisition of an operating property located in the South Beach area of Miami Beach, Florida for $23.5 million. The acquisition was treated as a business combination, accounted for using the acquisition method of accounting and included within Operating activities on our Cash Flows. As consideration for the acquisition, we paid $23.5 million in cash; the value of the acquired property was allocated to Inventory. We rebranded this property as Marriott Vacation Club Pulse, South Beach and converted it, in its entirety, into vacation ownership inventory.
Dispositions
San Francisco, California
During the 2016 second quarter, we disposed of 19 residential units located at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”) for gross cash proceeds of $19.5 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $10.5 million in the (Losses) gains and other (expense) income line on our Statements of Income for the 2016 second quarter and the 2016 first half.
Surfers Paradise, Australia
During 2015, we completed the acquisition of an operating property located in Surfers Paradise, Australia. During the 2016 second quarter, we disposed of the portion of this operating property that we did not intend to convert into vacation ownership inventory for gross cash proceeds of AUD $70.5 million ($50.9 million). We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate. As part of the disposition, we guaranteed the net operating income of this portion of the operating property through 2021 up to a specified maximum of AUD $2.9 million ($2.2 million), which was recorded as a deferred gain in the Other line within liabilities on our balance sheet. We recognized a loss, inclusive of the deferred gain, of AUD $1.2 million ($0.9 million) in connection with the sale, which was recorded in (Losses) gains and other (expense) income line on the Statement of Income for the 2016 second quarter and the 2016 first half.

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
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Quarter Ended		Year to Date Ended
	June 30, 2017(1)	June 17, 2016(2)	June 30, 2017(1)	June 17, 2016(2)
(in thousands, except per share amounts)	(91 days)	(84 days)	(182 days)	(168 days)
Computation of Basic Earnings Per Share
Net income	$44,276	$36,309	$77,976	$60,717
Shares for basic earnings per share	27,319	28,345	27,285	28,734
Basic earnings per share	$1.62	$1.28	$2.86	$2.11
Computation of Diluted Earnings Per Share
Net income	$44,276	$36,309	$77,976	$60,717
Shares for basic earnings per share	27,319	28,345	27,285	28,734
Effect of dilutive shares outstanding
Employee stock options and SARs	464	368	457	379
Restricted stock units	182	121	187	131
Shares for diluted earnings per share	27,965	28,834	27,929	29,244
Diluted earnings per share	$1.58	$1.26	$2.79	$2.08
_________________________

(1)
The computations of diluted earnings per share exclude approximately 306,000 shares of common stock, the maximum number of shares issuable as of June 30, 2017 upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)
The computations of diluted earnings per share exclude approximately 263,000 shares of common stock, the maximum number of shares issuable as of June 17, 2016 upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the 2017 second quarter and the 2017 first half, our calculation of diluted earnings per share included shares of underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock, because the exercise prices of such SARs were less than or equal to the average market prices for the applicable period.
For the 2016 second quarter, we excluded from our calculation of diluted earnings per share 62,018 shares underlying SARs that may be settled in shares of common stock because the exercise price of $77.42 of such SARs was greater than the average market price for the applicable period.
For the 2016 first half, we excluded from our calculation of diluted earnings per share 194,615 shares underlying SARs that may be settled in shares of common stock because the exercise prices of such SARs, which ranged from $61.71 to $77.42, were greater than the average market price for the applicable period.

7. INVENTORY
The following table shows the composition of our inventory balances:

($ in thousands)	At June 30, 2017	At December 30, 2016
Finished goods(1)	$421,082	$337,949
Work-in-progress	—	39,486
Land and infrastructure(2)	318,351	330,728
Real estate inventory	739,433	708,163
Operating supplies and retail inventory	4,997	4,373
	$744,430	$712,536
_________________________

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes $65.8 million of inventory related to estimated future foreclosures at June 30, 2017.
We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products decreased carrying values of inventory by $0.4 million during the 2017 first half and increased carrying values of inventory by $10.7 million during the 2016 first half.
In addition to the above, at June 30, 2017, we had $48.7 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products. Furthermore, at June 30, 2017, we also had $315.2 million of commitments to acquire completed vacation ownership units as discussed below in Footnote No. 8, “Contingencies and Commitments.”
8. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of June 30, 2017, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $26.2 million, of which we expect $6.7 million, $11.4 million, $4.2 million, $1.7 million, $0.8 million and $1.4 million will be paid in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.

•
We have a commitment to purchase an operating property located in New York, New York, for $158.5 million, of which $7.2 million is attributed to a related capital lease arrangement and recorded in Debt. We expect to acquire the units in the property in their current form, over time, and we expect to make payments for these units of $96.8 million and $61.7 million in 2018 and 2019, respectively. We currently manage this property, which we have rebranded as Marriott Vacation Club Pulse, New York City. See Footnote No. 12, “Variable Interest Entities,” for additional information on this transaction.

•
We have commitments to purchase vacation ownership units located in two resorts in Bali, Indonesia in two separate transactions, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Asia Pacific segment. We expect to complete the acquisition of 51 vacation ownership units in the 2017 third quarter pursuant to one of the commitments, subject to the completion of specific construction milestones, and to make remaining payments of $15.4 million with respect to these units. We expect to complete the acquisition of 88 vacation ownership units in 2019 pursuant to the other commitment and to make payments with respect to these units when specific construction milestones are completed, as follows: $7.8 million in 2017, $5.9 million in 2018 and $25.4 million in 2019.

•
We have a remaining commitment to purchase vacation ownership units located at our resort in Marco Island, Florida for $102.2 million, which we expect will be paid as follows: $50.0 million in 2018 and $52.2 million in 2019. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 12, “Variable Interest Entities,” for additional information on this transaction.

•
We have new operating lease commitments that expire in 2029. Our aggregate minimum lease payments under these contracts are $17.6 million, of which we expect $0.2 million, $0.4 million, $1.7 million, $1.7 million, $1.9 million and $11.7 million will be paid in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.

Surety bonds issued as of June 30, 2017 totaled $37.7 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Additionally, as of June 30, 2017, we had $4.6 million of letters of credit outstanding under our Revolving Corporate Credit Facility.
Loss Contingencies
In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units (owners of two of which subsequently agreed to release their claims) at the resort formerly known as The Ritz-Carlton Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint in Circuit Court for Maui County, Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We dispute the material allegations in the amended complaint and continue to defend against the action vigorously. We filed a motion in the Circuit Court to compel arbitration of plaintiffs’ claims. That motion was denied, but on appeal the Hawaii Intermediate Court of Appeals reversed. The Hawaii Supreme Court reversed the decision of the Intermediate Court of Appeals and reinstated the action in Circuit Court, which set the case for trial. We filed a petition with the United States Supreme Court seeking review of the Hawaii Supreme Court’s decision. In January 2016, the U.S. Supreme Court issued an order vacating the Hawaii Supreme Court’s decision and remanding the case with instructions to reconsider its ruling in light of a recent U.S. Supreme Court decision reiterating the obligation of courts to enforce arbitration agreements. On July 14, 2017, the Hawaii Supreme Court issued a decision reaffirming its prior ruling and remanding the case to the Circuit Court for trial. On July 24, 2017, we filed a motion for reconsideration of that decision. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In June 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests (owners of two of which subsequently agreed to release their claims) at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration of the claims asserted by the plaintiffs. Plaintiffs appealed that decision to the Hawaii Intermediate Court of Appeals and also initiated arbitration. In July 2015, the Intermediate Court of Appeals reversed the decision of the Circuit Court and directed that the action be reinstated in the Circuit Court, based on the Hawaii Supreme Court’s decision in the Narayan case discussed above, which was subsequently vacated by the U.S. Supreme Court. On July 14, 2017, the Hawaii Supreme Court issued an opinion reaffirming its 2015 ruling in the Nayayan case and remanding that case to the trial court. We filed a motion for reconsideration of the Hawaii Supreme Court’s decision in the Narayan case on July 24, 2017, which remains pending. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On May 26, 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of 69 fractional interests at the RCC San Francisco. The plaintiffs allege that the affiliation of the RCC San Francisco with our points-based Marriott Vacation Club Destinations (“MVCD”) program, certain alleged sales practices, and other acts we and the other defendants allegedly took caused an actionable decrease in the value of their fractional interests. The relief sought includes, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. Plaintiffs filed an amended complaint on April 25, 2016. We filed a motion to dismiss. The Court held a hearing and the parties are awaiting a decision. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
On March 31, 2017, RCHFU, L.L.C. and other owners of 232 fractional interests at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) served an amended complaint in an action pending in the court against us, certain of our subsidiaries, and other third party defendants. The U.S. District Court for the District of Colorado has ordered that no further amendments will be permitted. The amended complaint alleges that the plaintiffs’ fractional interests were devalued by the affiliation of RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. We filed a motion to dismiss the amended complaint, which remains pending. We dispute the plaintiffs’ material allegations and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
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

9. DEBT
The following table provides detail on our debt balances, net of unamortized discount and debt issuance costs:

($ in thousands)	At June 30, 2017	At December 30, 2016
Vacation ownership notes receivable securitizations, gross(1)	$621,602	$738,362
Unamortized debt issuance costs	(7,445)	(9,174)
	614,157	729,188

Warehouse Credit Facility, gross(2)	49,619	—
Unamortized debt issuance costs(3)	(1,617)	—
	48,002	—

Revolving Corporate Credit Facility, gross(4)	47,500	—
Unamortized debt issuance costs(5)	(2,325)	—
	45,175	—

Non-interest bearing note payable	63,558	—
Unamortized discount(6)	(4,750)	—
	58,808	—

Other debt, gross	212	834
Unamortized debt issuance costs	(18)	(19)
	194	815

Capital leases	7,221	7,221
	$773,557	$737,224
_________________________

(1)	Interest rates as of June 30, 2017 range from 2.2% to 6.3% with a weighted average interest rate of 2.5%.

(2)	The effective interest rate as of June 30, 2017 was 2.2%.

(3)	As no borrowings were outstanding at December 30, 2016, unamortized debt issuance costs of $0.9 million were included in the Other line within Assets on the Balance Sheet.

(4)	The effective interest rate as of June 30, 2017 was 5.1%.

(5)	As no borrowings were outstanding at December 30, 2016, unamortized debt issuance costs of $2.9 million were included in the Other line within Assets on the Balance Sheet.

(6)	Discount based on imputed interest rate of 6.0%.
See Footnote No. 12, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility.

The following table shows scheduled future principal payments for our debt as of June 30, 2017:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations(1)	Warehouse Credit Facility(1)	Revolving Corporate Credit Facility	Non-Interest Bearing Note Payable	Other Debt	Capital Leases	Total
Debt Principal Payments Year
2017, remaining	$44,767	$1,420	$—	$—	$4	$—	$46,191
2018	82,481	3,086	—	32,680	4	7,221	125,472
2019	75,774	3,460	47,500	30,878	4	—	157,616
2020	75,254	41,653	—	—	5	—	116,912
2021	73,567	—	—	—	5	—	73,572
Thereafter	269,759	—	—	—	190	—	269,949
	$621,602	$49,619	$47,500	$63,558	$212	$7,221	$789,712
_________________________

(1)	The debt associated with our vacation ownership notes receivable securitizations and the Warehouse Credit Facility is non-recourse to us.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
We paid cash for interest, net of amounts capitalized, of $9.9 million and $8.9 million in the 2017 first half and the 2016 first half, respectively.
Debt Associated with Vacation Ownership Notes Receivable Securitizations
Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the 2017 first half, and as of June 30, 2017, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of June 30, 2017, we had 7 securitized vacation ownership notes receivable pools outstanding.
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
During the 2017 second quarter, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $59.1 million. The advance rate was 85 percent, which resulted in gross proceeds of $50.3 million. Net proceeds were $50.0 million due to the funding of reserve accounts in the amount of $0.3 million. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.

Revolving Corporate Credit Facility
The Revolving Corporate Credit Facility, which terminates on September 10, 2019, has a borrowing capacity of $200 million, including a letter of credit sub-facility of $100 million, and provides support for our business, including ongoing liquidity and letters of credit. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate plus an applicable margin that varies from 1.625 percent to 3.125 percent depending on our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 basis points per annum to 50 basis points per annum depending on our credit rating.
Any amounts that are borrowed under the Revolving Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. As of June 30, 2017, we were in compliance with the requirements of applicable financial and operating covenants under the facility.
Subsequent to the end of the 2017 second quarter, we borrowed $27.5 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs.
Non-Interest Bearing Note Payable
During the 2017 second quarter, we issued a non-interest bearing note payable in connection with the acquisition of vacation ownership units located on the Big Island of Hawaii. See Footnote No. 5, “Acquisitions and Dispositions,” for additional information regarding this transaction.
10. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 30, 2017, there were 36,839,064 shares of Marriott Vacations Worldwide common stock issued, of which 27,169,094 shares were outstanding and 9,669,970 shares were held as treasury stock. At December 30, 2016, there were 36,633,868 shares of Marriott Vacations Worldwide common stock issued, of which 26,990,306 shares were outstanding and 9,643,562 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 30, 2017 or December 30, 2016.
The following table details changes in shareholders’ equity during the quarter ended June 30, 2017:

($ in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at December 30, 2016	$366	$(606,631)	$1,162,283	$5,460	$346,341	$907,819
Impact of adoption of ASU 2016-09	—	—	371	—	(371)	—
Opening balance 2017	366	(606,631)	1,162,654	5,460	345,970	907,819
Net income	—	—	—	—	77,976	77,976
Foreign currency translation adjustments	—	—	—	6,681	—	6,681
Derivative instrument adjustment	—	—	—	48	—	48
Amounts related to share-based compensation	2	—	(1,385)	—	—	(1,383)
Repurchase of common stock	—	(3,868)	—	—	—	(3,868)
Dividends	—	—	—	—	(19,077)	(19,077)
Employee stock plan issuance	—	384	238	—	—	622
Balance at June 30, 2017	$368	$(610,115)	$1,161,507	$12,189	$404,869	$968,818

Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 30, 2016	9,672,629	$608,439	$62.90
For the 2017 first half	32,500	3,868	119.01
As of June 30, 2017	9,705,129	$612,307	$63.09

On February 9, 2017, our Board of Directors extended the duration of our existing share repurchase program to September 30, 2017. As of June 30, 2017, our Board of Directors had authorized the repurchase of an aggregate of up to 10.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of June 30, 2017, 1.2 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice. See Footnote No. 14, “Subsequent Events,” for additional information on the share repurchase program, including a recent increase in the number of shares available for repurchase under the program.
Dividends
We declared cash dividends to holders of common stock during the 2017 first half as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 9, 2017	February 23, 2017	March 9, 2017	$0.35
May 11, 2017	May 25, 2017	June 8, 2017	$0.35

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.
11. SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”) for the benefit of our officers, directors and employees. Under the Stock Plan, we award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the Stock Plan. As of June 30, 2017, 1.4 million shares were available for grants under the Stock Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees for the following periods:

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)	(182 days)	(168 days)
Service based RSUs	$3,481	$2,986	$5,447	$4,553
Performance based RSUs	1,020	833	1,871	1,443
	4,501	3,819	7,318	5,996
SARs	674	513	1,133	860
Stock options	—	—	—	—
	$5,175	$4,332	$8,451	$6,856

The following table details our deferred compensation costs related to unvested awards:

($ in thousands)	At June 30, 2017	At December 30, 2016
Service based RSUs	$13,495	$9,000
Performance based RSUs	6,551	3,307
	20,046	12,307
SARs	2,253	1,146
Stock options	—	—
	$22,299	$13,453

Restricted Stock Units
We granted 111,748 service based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $95.51, to our employees and non-employee directors during the 2017 first half. During the 2017 first half, we also granted performance based RSUs, which are subject to performance based vesting conditions, to members of management. A maximum of 94,436 RSUs may be earned under the performance based RSUs granted during the 2017 first half.
Stock Appreciation Rights
We granted 81,977 SARs, with a weighted average grant-date fair value of $27.63 and a weighted average exercise price of $97.53, to members of management during the 2017 first half. We use the Black-Scholes model to estimate the fair value of the SARs granted. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the 2017 first half:

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at June 30, 2017:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$601,235	$53,945	$655,180
Interest receivable	3,959	352	4,311
Restricted cash	29,646	1,359	31,005
Total	$634,840	$55,656	$690,496
Consolidated Liabilities:
Interest payable	$470	$67	$537
Debt	621,602	49,619	671,221
Total	$622,072	$49,686	$671,758
The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the 2017 second quarter:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$21,255	$1,693	$22,948
Interest expense to investors	$4,079	$504	$4,583
Debt issuance cost amortization	$832	$239	$1,071
Administrative expenses	$88	$36	$124
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the 2017 first half:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$44,601	$1,693	$46,294
Interest expense to investors	$8,552	$851	$9,403
Debt issuance cost amortization	$1,730	$459	$2,189
Administrative expenses	$209	$79	$288

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the 2017 first half and the 2016 first half:

	Year to Date Ended
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Cash inflows:
Principal receipts	$110,754	$78,698
Interest receipts	45,427	40,197
Reserve release	412	265
Total	156,593	119,160
Cash outflows:
Principal to investors	(102,442)	(69,074)
Voluntary repurchases of defaulted vacation ownership notes receivable	(14,318)	(12,724)
Interest to investors	(8,575)	(7,030)
Total	(125,335)	(88,828)
Net Cash Flows	$31,258	$30,332
The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the 2017 first half and the 2016 first half:

	Year to Date Ended
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Cash inflows:
Proceeds from vacation ownership notes receivable securitizations	$50,260	$91,281
Principal receipts	948	3,621
Interest receipts	1,486	2,965
Reserve release	4	28
Total	52,698	97,895
Cash outflows:
Principal to investors	(640)	(2,100)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(142)
Interest to investors	(826)	(715)
Funding of restricted cash	(296)	(678)
Total	(1,762)	(3,635)
Net Cash Flows	$50,936	$94,260

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $5.0 million upon presentation of demand notes related to certain vacation ownership notes receivable securitization transactions outstanding at June 30, 2017.
Other Variable Interest Entities
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote No. 8, “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of June 30, 2017, our Balance Sheet reflected $8.3 million in Property and equipment related to a capital lease and leasehold improvements; $7.2 million in Debt related to the capital lease liability for ancillary and operations space we lease from the variable interest entity; and $0.4 million of Accrued liabilities. In addition, a note receivable of $0.5 million is included in the Accounts and contracts receivable line on the Balance Sheet as of June 30, 2017. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is $2.0 million as of June 30, 2017.
Pursuant to a commitment to repurchase an operating property located in Marco Island, Florida that was previously sold to a third-party developer, we acquired 36 completed vacation ownership units during the 2017 second quarter. We remain obligated to repurchase the remaining portion of the operating property. Refer to Footnote No. 8, “Contingencies and Commitments” for additional information on the commitment. The developer is a variable interest entity for which we are not the primary beneficiary as we do not control the variable interest entity’s development activities and cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. We are obligated to repurchase the remaining portion of the property from the developer contingent upon the property meeting our brand standards upon completion, provided that the third-party developer has not sold the property to another party. As of June 30, 2017, our Balance Sheet reflected $3.5 million of Inventory, $2.2 million of Other assets that relate to prepaid and other deposits, and $7.5 million of Other liabilities that relate to the deferral of gain recognition on the previous sale transaction and the deferral of revenue for development management services for the remaining purchase commitment, both of which will reduce our basis in the asset if we repurchase the property. In addition, a note receivable of $0.5 million is included in the Accounts and contracts receivable line on the Balance Sheet as of June 30, 2017. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1 million as of June 30, 2017.
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
Revenues

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016 (1)	June 30, 2017	June 17, 2016 (1)
($ in thousands)	(91 days)	(84 days)	(182 days)	(168 days)
North America	$455,101	$378,425	$903,629	$758,620
Asia Pacific	15,597	19,042	33,530	38,408
Europe	26,922	25,704	46,580	45,265
Total segment revenues	497,620	423,171	983,739	842,293
Corporate and other	—	—	—	—
	$497,620	$423,171	$983,739	$842,293

_________________________

(1)	Includes an immaterial reclassification of activity between the North America and Asia Pacific segments.

Net Income

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016 (1)	June 30, 2017	June 17, 2016 (1)
($ in thousands)	(91 days)	(84 days)	(182 days)	(168 days)
North America	$118,675	$110,331	$223,306	$199,948
Asia Pacific	(1,090)	(2,544)	(80)	(1,614)
Europe	3,426	2,157	4,173	2,543
Total segment financial results	121,011	109,944	227,399	200,877
Corporate and other	(55,618)	(48,777)	(109,651)	(99,545)
Provision for income taxes	(21,117)	(24,858)	(39,772)	(40,615)
	$44,276	$36,309	$77,976	$60,717

_________________________

(1)	Includes an immaterial reclassification of activity between the North America and Asia Pacific segments.
Assets

($ in thousands)	At June 30, 2017	At December 30, 2016
North America	$2,095,789	$1,968,021
Asia Pacific	106,642	102,348
Europe	65,919	62,245
Total segment assets	2,268,350	2,132,614
Corporate and other	165,086	258,805
	$2,433,436	$2,391,419

14. SUBSEQUENT EVENTS
Share Repurchase Program
On August 1, 2017, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock under our existing share repurchase program, as a result of which approximately 2.0 million shares are currently available for repurchase, and extended the program through May 31, 2018. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 10.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

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
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of June 30, 2017, our portfolio consisted of over 65 properties in the United States and eight other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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

The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each:

Reporting Period	Date Range	Number of Days
2017 second quarter	April 1, 2017 — June 30, 2017	91
2016 second quarter	March 26, 2016 — June 17, 2016	84
2017 first half	December 31, 2016 — June 30, 2017	182
2016 first half	January 2, 2016 — June 17, 2016	168
2017 fiscal year	December 31, 2016 — December 31, 2017	366
2016 fiscal year	January 2, 2016 — December 30, 2016	364
As a result of the change in our financial reporting calendar, we had seven more days in the 2017 second quarter than we had in the 2016 second quarter, and 14 more days in the 2017 first half than we had in the 2016 first half. We estimate that 2016 second quarter contract sales would have been approximately $12 million higher and that 2016 first half contract sales would have been approximately $26 million higher on a comparable basis. Prior year results have not been restated for the impact of the change in our financial reporting calendar.
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
Sales of vacation ownership products may be made for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive a minimum down payment equal to ten percent of the purchase price plus the fair value of certain sales incentives provided to the purchaser. These sales incentives typically include Marriott Rewards Points or an alternative sales incentive that we refer to as “plus points.” These plus points are redeemable for stays at our resorts or for use in the Explorer Collection, generally up to two years from the date of issuance. Typically, sales incentives are only awarded if the sale is closed.
As a result of the down payment requirement described above and the requirement that the statutory rescission period has expired, we often defer revenues associated with the sale of vacation ownership products from the date of the purchase agreement to a future period. When comparing results year-over-year, this deferral frequently generates significant variances, which we refer to as the impact of revenue reportability.
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

Resort Management and Other Services
Our resort management and other services revenues include revenues generated from fees we earn for managing each of our resorts. In addition, we earn revenue for providing ancillary offerings, including food and beverage, retail, and golf and spa offerings, at our resorts. We also receive annual fees, club dues, settlement fees from the sale of vacation ownership products and certain transaction-based fees from owners and other third parties, including external exchange service providers with which we are associated.
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

	Year to Date Ended
	June 30, 2017	June 17, 2016
	(182 days)	(168 days)
Average FICO score	743	743
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
Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. Financing propensity was 60.1 percent in the 2016 fiscal year and 64.4 percent in the 2017 first half, reflecting successful incentive programs that have been helping to increase financing propensity. We expect financing propensity in 2017 to approximate 60 to 65 percent as we intend to continue to offer the financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Year to Date Ended
	June 30, 2017	June 17, 2016
	(182 days)	(168 days)
Historical default rates	1.9%	2.0%
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

•
Volume per guest (“VPG”), which we calculate by dividing vacation ownership contract sales, excluding fractional sales, telesales and other sales that are not attributed to a tour at a sales location, by the number of tours at sales locations in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.

Consolidated Results
The following discussion presents an analysis of our results of operations for the 2017 second quarter compared to the 2016 second quarter, and the 2017 first half compared to the 2016 first half.

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)	(182 days)	(168 days)
REVENUES
Sale of vacation ownership products	$191,010	$146,450	$363,165	$284,819
Resort management and other services	79,158	74,156	152,122	137,864
Financing	32,530	28,654	64,641	57,878
Rental	84,188	75,069	169,444	155,357
Cost reimbursements	110,734	98,842	234,367	206,375
TOTAL REVENUES	497,620	423,171	983,739	842,293
EXPENSES
Cost of vacation ownership products	46,143	33,753	88,763	69,370
Marketing and sales	104,029	78,919	204,690	157,331
Resort management and other services	44,008	44,007	85,653	83,870
Financing	3,449	2,621	7,466	7,201
Rental	70,163	66,028	140,595	130,688
General and administrative	29,534	25,361	57,073	50,720
Litigation settlement	183	—	183	(303)
Consumer financing interest	5,654	5,117	11,592	10,479
Royalty fee	16,307	14,026	32,377	27,383
Cost reimbursements	110,734	98,842	234,367	206,375
TOTAL EXPENSES	430,204	368,674	862,759	743,114
(Losses) gains and other (expense) income	(166)	10,668	(225)	10,675
Interest expense	(1,757)	(2,087)	(2,538)	(4,069)
Other	(100)	(1,911)	(469)	(4,453)
INCOME BEFORE INCOME TAXES	65,393	61,167	117,748	101,332
Provision for income taxes	(21,117)	(24,858)	(39,772)	(40,615)
NET INCOME	$44,276	$36,309	$77,976	$60,717
Contract Sales
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales
Vacation ownership
North America	$190,883	$145,600	$45,283	31%
Asia Pacific	11,614	10,454	1,160	11%
Europe	7,395	9,938	(2,543)	(26%)
Total contract sales	$209,892	$165,992	$43,900	26%
The changes in contract sales are described within the discussions of our segment results below. Our 2017 second quarter had seven more days than our 2016 second quarter due to the change to an end-of-month quarterly reporting cycle in 2017. We estimate that 2016 second quarter contract sales would have been approximately $12 million higher on a comparable basis.

2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Contract sales
Vacation ownership
North America	$368,319	$285,250	$83,069	29%
Asia Pacific	23,562	19,880	3,682	19%
Europe	11,845	14,356	(2,511)	(17%)
Total contract sales	$403,726	$319,486	$84,240	26%
The changes in contract sales are described within the discussions of our segment results below. Our 2017 first half had 14 more days than our 2016 first half due to the change to an end-of-month quarterly reporting cycle in 2017. We estimate that 2016 first half contract sales would have been approximately $26 million higher on a comparable basis.
Sale of Vacation Ownership Products
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales	$209,892	$165,992	$43,900	26%
Revenue recognition adjustments:
Reportability	4,045	1,179	2,866
Sales reserve	(14,636)	(11,352)	(3,284)
Other(1)	(8,291)	(9,369)	1,078
Sale of vacation ownership products	$191,010	$146,450	$44,560	30%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a $4.0 million positive impact in the 2017 second quarter due to a decrease in the amount of sales that remained in the rescission period as of the end of the quarter, partially offset by a decrease in the amount of sales that met the down payment requirement for revenue reportability during the quarter, compared to a $1.2 million positive revenue reportability impact in the 2016 second quarter.
The higher sales reserve reflected the higher vacation ownership contract sales volume ($2.4 million of the increase) and an increase in the North America sales reserve due to the increase in financing propensity ($2.0 million of the increase), partially offset by the correction of an immaterial error in 2016 with respect to historical static pool data in the Asia Pacific and Europe segments ($1.1 million).
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in our North America segment in the 2017 second quarter.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Contract sales	$403,726	$319,486	$84,240	26%
Revenue recognition adjustments:
Reportability	15	1,965	(1,950)
Sales reserve	(26,857)	(19,575)	(7,282)
Other(1)	(13,719)	(17,057)	3,338
Sale of vacation ownership products	$363,165	$284,819	$78,346	28%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.

Revenue reportability had no material impact in the 2017 first half as the increase in the amount of sales that remained in the rescission period as of the end of the period was offset by an increase in the amount of sales that met the down payment requirement for revenue reportability during the period, compared to a $2.0 million positive revenue reportability impact in the 2016 first half.
The higher sales reserve reflected the higher vacation ownership contract sales volume ($4.7 million of the increase) and an increase in the North America sales reserve due to the increase in financing propensity ($3.1 million of the increase), partially offset by the correction of an immaterial error in 2016 with respect to historical static pool data in the Asia Pacific and Europe segments ($0.5 million).
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in our North America segment in the 2017 first half.
Development Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Sale of vacation ownership products	$191,010	$146,450	$44,560	30%
Cost of vacation ownership products	(46,143)	(33,753)	(12,390)	(37%)
Marketing and sales	(104,029)	(78,919)	(25,110)	(32%)
Development margin	$40,838	$33,778	$7,060	21%
Development margin percentage	21.4%	23.1%	(1.7 pts)
The increase in development margin reflected the following:

•	$11.0 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$6.8 million from a favorable mix of lower cost real estate inventory being sold;

•	$1.9 million of favorable revenue reportability compared to the 2016 second quarter; and

•
$0.9 million from lower usage of plus points as a sales incentive in our North America segment, which resulted in less revenue being deferred that will be recognized as rental revenue when the points are redeemed or expire.

  These increases in development margin were partially offset by the following:

•
$7.0 million of unfavorable changes in product cost true-up activity ($0.5 million of favorable true-up activity in the 2017 second quarter compared to $7.5 million of favorable true-up activity in the 2016 second quarter);

•	$5.4 million from higher marketing and sales costs (of which $2.2 million was due to the ramp-up of the six new sales distributions);

•	$0.8 million from higher other development and inventory expenses; and

•
$0.3 million from higher sales reserve activity due to the increase in financing propensity in our North America segment, partially offset by the correction of an immaterial error in 2016 with respect to historical static pool data in the Asia Pacific and Europe segments.

The 1.7 percentage point decline in the development margin percentage reflected a 3.7 percentage point decrease due to the unfavorable changes in product cost true-up activity year-over-year, a 2.1 percentage point decline due to higher marketing and sales costs (of which 1.1 percentage points was due to the higher ramp-up expenses associated with the new sales distributions), a 0.4 percentage point decrease from higher other development and inventory expenses and a 0.1 percentage point decline from the higher sales reserve rate. These declines were partially offset by a 3.6 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the 2017 second quarter, a 0.7 percentage point increase due to the favorable revenue reportability year-over-year and a 0.3 percentage point increase from the lower usage of plus points as a sales incentive.

2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Sale of vacation ownership products	$363,165	$284,819	$78,346	28%
Cost of vacation ownership products	(88,763)	(69,370)	(19,393)	(28%)
Marketing and sales	(204,690)	(157,331)	(47,359)	(30%)
Development margin	$69,712	$58,118	$11,594	20%
Development margin percentage	19.2%	20.4%	(1.2 pts)
The increase in development margin reflected the following:

•	$19.3 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$14.0 million from a favorable mix of lower cost real estate inventory being sold; and

•
$2.6 million from lower usage of plus points as a sales incentive in our North America segment, which resulted in less revenue being deferred that will be recognized as rental revenue when the points are redeemed or expire.

  These increases in development margin were partially offset by the following:

•
$11.1 million of unfavorable changes in product cost true-up activity ($0.4 million of unfavorable true-up activity in the 2017 first half compared to $10.7 million of favorable true-up activity in the 2016 first half);

•	$8.5 million from higher marketing and sales costs (of which $5.2 million was due to the ramp-up of the six new sales distributions);

•
$1.7 million from higher sales reserve activity due to the increase in financing propensity in our North America segment, partially offset by the correction of an immaterial error in 2016 with respect to historical static pool data in the Asia Pacific and Europe segments;

•	$1.6 million from higher other development and inventory expenses; and

•	$1.4 million of unfavorable revenue reportability compared to the 2016 first half.
The 1.2 percentage point decline in the development margin percentage reflected a 3.1 percentage point decrease due to the unfavorable changes in product cost true-up activity year-over-year, a 1.4 percentage point decline due to the higher ramp-up expenses associated with the new sales distributions, a 0.4 percentage point decline from the higher sales reserve rate, a 0.4 percentage point decrease from higher other development and inventory expenses and a 0.3 percentage point decrease due to the unfavorable revenue reportability year-over-year. These declines were partially offset by a 3.9 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the 2017 first half and a 0.5 percentage point increase from the lower usage of plus points as a sales incentive.
Resort Management and Other Services Revenues, Expenses and Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Management fee revenues	$21,672	$19,411	$2,261	12%
Ancillary revenues	33,040	34,373	(1,333)	(4%)
Other services revenues	24,446	20,372	4,074	20%
Resort management and other services revenues	79,158	74,156	5,002	7%
Resort management and other services expenses	(44,008)	(44,007)	(1)	—%
Resort management and other services margin	$35,150	$30,149	$5,001	17%
Resort management and other services margin percentage	44.4%	40.7%	3.7 pts

The increase in resort management and other services revenues reflected $2.3 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $1.2 million of higher settlement fees due to an increase in the number of closed contracts in the 2017 second quarter, $1.2 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $1.2 million of higher resales commissions and other revenues and $0.4 million of higher refurbishment revenue due to an increase in the number of refurbishment projects completed in the 2017 second quarter. These increases were partially offset by $1.3 million of lower ancillary revenues. The decline in ancillary revenues included $3.6 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the 2016 second quarter) and $0.4 million of lower revenue due to outsourcing the operation of a restaurant in our North America segment, partially offset by $2.7 million of higher revenues from food and beverage and golf offerings at our resorts.
The improvement in the resort management and other services margin reflected the increases in revenue and no net change in expenses. Compared to the 2016 second quarter, expenses in the 2017 second quarter included $1.5 million of higher expenses associated with the MVCD program, $1.4 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $0.5 million of higher refurbishment expenses and $0.2 million of higher other expenses, partially offset by $3.1 million of lower ancillary expenses from the operating property in Surfers Paradise, Australia and $0.5 million of lower ancillary expenses due to outsourcing the operation of a restaurant in our North America segment.
The ancillary revenue producing portions of the operating property in Surfers Paradise, Australia were included in the portion of the operating property sold in the second quarter of 2016. Therefore, we do not anticipate future ancillary revenues or expenses at this property.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Management fee revenues	$43,431	$37,851	$5,580	15%
Ancillary revenues	60,309	61,672	(1,363)	(2%)
Other services revenues	48,382	38,341	10,041	26%
Resort management and other services revenues	152,122	137,864	14,258	10%
Resort management and other services expenses	(85,653)	(83,870)	(1,783)	(2%)
Resort management and other services margin	$66,469	$53,994	$12,475	23%
Resort management and other services margin percentage	43.7%	39.2%	4.5 pts
The increase in resort management and other services revenues reflected $5.6 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $3.1 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $2.6 million of higher refurbishment revenue due to an increase in the number of refurbishment projects completed in the 2017 first half, $2.4 million of higher resales commissions, brand fees and other revenues, and $2.0 million of higher settlement fees due to an increase in the number of closed contracts in the 2017 first half. These increases were partially offset by $1.4 million of lower ancillary revenues. The decline in ancillary revenues included $6.2 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the 2016 second quarter) and $1.1 million of lower revenue due to outsourcing the operation of a restaurant in our North America segment, partially offset by $5.9 million of higher revenues from food and beverage and golf offerings at our resorts.
The improvement in the resort management and other services margin reflected the increases in revenue, partially offset by $1.8 million of higher expenses. The higher expenses included $3.6 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $2.8 million of higher expenses associated with the MVCD program, $1.8 million of higher refurbishment expenses due to an increase in the number of projects being refurbished in the 2017 first half and $0.2 million of higher other expenses, partially offset by $5.4 million of lower ancillary expenses from the operating property in Surfers Paradise, Australia and $1.2 million of lower ancillary expenses due to outsourcing the operation of a restaurant in our North America segment.
The ancillary revenue producing portions of the operating property in Surfers Paradise, Australia were included in the portion of the operating property sold in the second quarter of 2016. Therefore, we do not anticipate future ancillary revenues or expenses at this property.

Financing Revenues, Expenses and Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Interest income	$30,803	$27,253	$3,550	13%
Other financing revenues	1,727	1,401	326	23%
Financing revenues	32,530	28,654	3,876	14%
Financing expenses	(3,449)	(2,621)	(828)	(32%)
Consumer financing interest expense	(5,654)	(5,117)	(537)	(10%)
Financing margin	$23,427	$20,916	$2,511	12%
Financing propensity	63.0%	54.4%
The increase in financing revenues was due to a $113.4 million increase in the average gross vacation ownership notes receivable balance ($5.5 million) and higher other financing revenues ($0.3 million), partially offset by financing program incentive costs ($1.9 million).
The increase in financing margin reflected the higher financing revenues, partially offset by higher other expenses and higher consumer financing interest expense. The higher other expenses were due to the increase in the average gross vacation ownership notes receivable balance. The higher consumer financing interest expense was due to a higher average outstanding debt balance, partially offset by a lower average interest rate on the outstanding debt balances. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.
We expect financing propensity for the 2017 fiscal year to approximate 60 to 65 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Interest income	$61,159	$55,027	$6,132	11%
Other financing revenues	3,482	2,851	631	22%
Financing revenues	64,641	57,878	6,763	12%
Financing expenses	(7,466)	(7,201)	(265)	(4%)
Consumer financing interest expense	(11,592)	(10,479)	(1,113)	(11%)
Financing margin	$45,583	$40,198	$5,385	13%
Financing propensity	64.4%	56.2%
The increase in financing revenues was due to a $95.2 million increase in the average gross vacation ownership notes receivable balance ($10.6 million) and higher other financing revenues ($0.6 million), partially offset by financing program incentive costs ($3.7 million) and a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.7 million).
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
We expect financing propensity for the 2017 fiscal year to approximate 60 to 65 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.

Rental Revenues, Expenses and Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Rental revenues	$84,188	$75,069	$9,119	12%
Unsold maintenance fees	(19,326)	(15,843)	(3,483)	(22%)
Other rental expenses	(50,837)	(50,185)	(652)	(1%)
Rental margin	$14,025	$9,041	$4,984	55%
Rental margin percentage	16.7%	12.0%	4.7 pts

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
	(91 days)	(84 days)
Transient keys rented(1)	333,874	284,385	49,489	17%
Average transient key rate	$212.92	$212.69	$0.23	—%
Resort occupancy	89.4%	87.4%	2.0 pts
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to a 17 percent increase in transient keys rented ($10.5 million) driven by a 10 percent increase in available keys, a $2.2 million increase in preview keys rented and other revenue, $1.1 million of higher plus points revenue (which is recognized when the points are redeemed or expire) and a slightly higher average transient rate ($0.1 million), partially offset by $2.9 million of revenue in the 2016 second quarter from the operating property in Surfers Paradise, Australia prior to the conversion of the property to vacation ownership inventory (a portion of which was disposed of in the second quarter of 2016) and $1.9 million of revenue in the 2016 second quarter at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory.
The increase in rental margin reflected $3.9 million from the higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, and the $1.1 million increase in plus points revenue.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Rental revenues	$169,444	$155,357	$14,087	9%
Unsold maintenance fees	(37,899)	(30,336)	(7,563)	(25%)
Other rental expenses	(102,696)	(100,352)	(2,344)	(2%)
Rental margin	$28,849	$24,669	$4,180	17%
Rental margin percentage	17.0%	15.9%	1.1 pts

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
	(182 days)	(168 days)
Transient keys rented(1)	660,213	577,034	83,179	14%
Average transient key rate	$220.27	$220.86	$(0.59)	—%
Resort occupancy	88.5%	88.1%	0.4 pts
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to a 14 percent increase in transient keys rented ($18.4 million) driven by a 13 percent increase in available keys, a $3.6 million increase in preview keys rented and other revenue and $1.5 million of higher plus points revenue (which is recognized when the points are redeemed or expire), partially offset by $6.1 million of revenue in the 2016 first half from the operating property in Surfers Paradise, Australia prior to the conversion of the property to vacation ownership inventory (a portion of which was disposed of in the second quarter of 2016), $2.9 million of revenue in the 2016 first half at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory and a slightly lower average transient rate ($0.4 million).
The increase in rental margin reflected $2.7 million from the higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, and the $1.5 million increase in plus points revenue.
Cost Reimbursements
2017 Second Quarter
Cost reimbursements increased $11.9 million, or 12 percent, over the 2016 second quarter, reflecting an increase of $6.3 million due to higher costs, $5.1 million due to the change to an end-of-month quarterly reporting cycle in 2017 and $0.8 million due to additional managed unit weeks in the 2017 second quarter, partially offset by a $0.3 million negative impact from foreign exchange rates in our Europe segment.
2017 First Half
Cost reimbursements increased $28.0 million, or 14 percent, over the 2016 first half, reflecting an increase of $12.9 million due to the change to an end-of-month quarterly reporting cycle in 2017, $12.0 million due to higher costs and $3.7 million due to additional managed unit weeks in the 2017 first half, partially offset by a $0.6 million negative impact from foreign exchange rates in our Europe segment.
General and Administrative
2017 Second Quarter
General and administrative expenses increased $4.2 million due to approximately $2.0 million from the change to an end-of-month quarterly reporting cycle in 2017 that resulted in seven additional days in the 2017 second quarter and $2.2 million due to higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
2017 First Half
General and administrative expenses increased $6.4 million due to approximately $4.0 million from the change to an end-of-month quarterly reporting cycle in 2017 that resulted in 14 additional days in the 2017 first half and $3.8 million due to higher personnel related and other expenses, partially offset by $1.4 million of lower litigation related costs. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.

Royalty Fee
2017 Second Quarter
Royalty fee expense increased $2.3 million in the 2017 second quarter (from $14.0 million to $16.3 million) due to an increase in the dollar volume of closings ($1.3 million), the change to an end-of-month quarterly reporting cycle in 2017 that resulted in seven additional days in the 2017 second quarter ($1.0 million) and a contractual increase late in 2016 in the fixed portion of the royalty fee owed to Marriott International ($0.5 million), partially offset by $0.5 million of lower costs due to an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent).
2017 First Half
Royalty fee expense increased $5.0 million in the 2017 first half (from $27.4 million to $32.4 million) due to an increase in the dollar volume of closings ($2.5 million), the change to an end-of-month quarterly reporting cycle in 2017 that resulted in 14 additional days in the 2017 first half ($1.9 million) and a contractual increase late in 2016 in the fixed portion of the royalty fee owed to Marriott International ($1.2 million), partially offset by $0.6 million of lower costs due to an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent).
Interest Expense
2017 Second Quarter
Interest expense decreased $0.3 million due to $1.1 million of expense incurred in the 2016 second quarter associated with the mandatorily redeemable preferred stock of a consolidated subsidiary, partially offset by $0.5 million of imputed interest on a non-interest bearing note payable associated with the acquisition of vacation ownership units located on the Big Island of Hawaii and $0.3 of higher other expenses. Due to the redemption of the mandatorily redeemable preferred stock in 2016, we will not incur further interest expense associated with this liability in the future.
2017 First Half
Interest expense decreased $1.5 million due to $2.2 million of expense incurred in the 2016 first half associated with the mandatorily redeemable preferred stock of a consolidated subsidiary, partially offset by $0.5 million of imputed interest on a non-interest bearing note payable associated with the acquisition of vacation ownership units located on the Big Island of Hawaii and $0.2 million of higher other expenses. Due to the redemption of the mandatorily redeemable preferred stock in 2016, we will not incur further interest expense associated with this liability in the future.
(Losses) Gains and Other (Expense) Income
2017 First Half
In the 2017 second quarter and 2017 first half, we recorded $0.2 million of miscellaneous losses and other expense.
2016 First Half
In the 2016 second quarter and 2016 first half, we recorded a $10.5 million gain on the disposition of excess inventory at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), the reversal of the remaining $1.7 million accrual associated with the disposition of a golf course and related assets in Kauai, Hawaii because we no longer expect to incur additional costs in connection with this sale and a $1.5 million loss on the sale of the portion of the operating property in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory.
Other
2017 First Half
During the 2017 first quarter we incurred $0.4 million of acquisition costs, and during the 2017 second quarter we incurred $0.2 million of acquisition costs.

2016 First Half
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
During the 2016 second quarter, we incurred $1.9 million of costs associated with the anticipated future acquisition of vacation ownership units located on the Big Island of Hawaii and the anticipated future acquisition of the operating property in New York we currently manage.
Income Tax
2017 Second Quarter
Our provision for income taxes decreased $3.8 million (from $24.9 million to $21.1 million) from the 2016 second quarter. The decrease was primarily due to a favorable impact of the adoption of Accounting Standards Update 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”). See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for additional information on ASU 2016-09.
2017 First Half
Our provision for income taxes decreased $0.8 million (from $40.6 million to $39.8 million) from the 2016 first half. The decrease was primarily due to a favorable impact of the adoption of ASU 2016-09, partially offset by increases in U.S. and foreign earnings. See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for additional information on ASU 2016-09.
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

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)	(182 days)	(168 days)
Net income	$44,276	$36,309	$77,976	$60,717
Interest expense	1,757	2,087	2,538	4,069
Tax provision	21,117	24,858	39,772	40,615
Depreciation and amortization	5,001	5,052	10,192	10,177
EBITDA	72,151	68,306	130,478	115,578
Non-cash share-based compensation	5,175	4,332	8,451	6,856
Certain items	548	(8,473)	1,019	(6,678)
Adjusted EBITDA	$77,874	$64,165	$139,948	$115,756
2017 Second Quarter
The certain items for the 2017 second quarter consisted of $0.2 million of acquisition costs, less than $0.2 million of litigation settlement expenses and less than $0.2 million of losses and other expense. These exclusions increased EBITDA by $0.5 million.
The certain items for the 2016 second quarter consisted of $10.7 million of gains and other income, $2.0 million of acquisition costs and $0.2 million of losses from the operations of the portion of the property we acquired in Surfers Paradise, Australia in 2015 that we sold in the second quarter of 2016. These exclusions decreased EBITDA by $8.5 million.
2017 First Half
The certain items for the 2017 first half consisted of $0.6 million of acquisition costs, $0.2 million of litigation settlement expenses and $0.2 million of losses and other expense. These exclusions increased EBITDA by $1.0 million.
The certain items for the 2016 first half consisted of $10.7 million of gains and other income, $4.6 million of acquisition costs, a $0.3 million reversal of litigation settlement expense, and $0.3 million of profit from the operations of the portion of the property we acquired in Surfers Paradise, Australia in 2015 that we sold in the second quarter of 2016. These exclusions decreased EBITDA by $6.7 million.
Business Segments
Our business is grouped into three reportable business segments: North America, Asia Pacific and Europe. See Footnote No. 13, “Business Segments,” to our Financial Statements for further information on our segments.

North America
The following discussion presents an analysis of our results of operations for the North America segment for the 2017 second quarter compared to the 2016 second quarter, and the 2017 first half compared to the 2016 first half.

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)	(182 days)	(168 days)
REVENUES
Sale of vacation ownership products	$175,847	$132,473	$332,504	$257,157
Resort management and other services	71,057	63,296	138,594	119,709
Financing	30,719	26,853	60,958	54,261
Rental	75,990	65,629	155,130	138,137
Cost reimbursements	101,488	90,174	216,443	189,356
TOTAL REVENUES	455,101	378,425	903,629	758,620
EXPENSES
Cost of vacation ownership products	41,676	29,080	79,311	59,742
Marketing and sales	90,784	66,911	179,654	135,226
Resort management and other services	37,452	34,666	74,211	67,473
Rental	61,900	55,593	124,905	111,549
Litigation settlement	—	—	—	(303)
Royalty fee	3,038	2,254	5,728	3,940
Cost reimbursements	101,488	90,174	216,443	189,356
TOTAL EXPENSES	336,338	278,678	680,252	566,983
(Losses) gains and other (expense) income	(162)	12,317	(196)	12,324
Other	74	(1,733)	125	(4,013)
SEGMENT FINANCIAL RESULTS	$118,675	$110,331	$223,306	$199,948
Contract Sales
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales
Vacation ownership	$190,883	$145,600	$45,283	31%
Total contract sales	$190,883	$145,600	$45,283	31%
The increase in North America vacation ownership contract sales reflected a $46.8 million increase in sales at on-site sales locations, partially offset by a $1.5 million decrease in sales at off-site (non tour-based) sales locations. Our 2017 second quarter had seven more days than our 2016 second quarter due to the change to an end-of-month quarterly reporting cycle in 2017. We estimate that 2016 second quarter contract sales would have been approximately $11 million higher on a comparable basis, the majority of which would have occurred at on-site sales locations.
The increase in sales at North America on-site locations reflected a 28.0 percent increase in the number of tours and a 5.8 percent increase in VPG to $3,579 in the 2017 second quarter from $3,384 in the 2016 second quarter. The increase in the number of tours was due to increases in both owner tours and first time buyer tours, and was driven by programs that were implemented in 2015 or later to generate additional tours. The 28.0 percent increase in the number of total tours included an increase of approximately 10.1 percent due to the change in the financial reporting calendar in 2017, an increase of 10.6 percent from new sales locations and an increase of 7.3 percent from existing sales locations. The increase in VPG resulted from a 0.4 percentage point increase in closing efficiency and higher pricing. The sales at North America off-site locations were negatively impacted in part by currency fluctuations, primarily in Latin America.

2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Contract sales
Vacation ownership	$368,319	$285,250	$83,069	29%
Total contract sales	$368,319	$285,250	$83,069	29%
The increase in North America vacation ownership contract sales reflected an $85.3 million increase in sales at on-site sales locations, partially offset by a $2.0 million decrease in sales at off-site (non tour-based) sales locations and a $0.2 million decrease in fractional sales as we continue to sell through remaining luxury inventory. Our 2017 first half had 14 more days than our 2016 first half due to the change to an end-of-month quarterly reporting cycle in 2017. We estimate that 2016 first half contract sales would have been approximately $23 million higher on a comparable basis, the majority of which would have occurred at on-site sales locations.
The increase in sales at North America on-site locations reflected a 25.9 percent increase in the number of tours and a 5.6 percent increase in VPG to $3,631 in the 2017 first half from $3,438 in the 2016 first half. The increase in the number of tours was due to increases in both owner tours and first time buyer tours, and was driven by programs that were implemented in 2015 or later to generate additional tours. The 25.9 percent increase in the number of total tours included an increase of approximately 10.1 percent due to the change in the financial reporting calendar in 2017, an increase of 9.0 percent from new sales locations and an increase of 6.8 percent from existing sales locations. The increase in VPG resulted from a 0.4 percentage point increase in closing efficiency and higher pricing. The sales at North America off-site locations were negatively impacted in part by currency fluctuations, primarily in Latin America.
Sale of Vacation Ownership Products
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales	$190,883	$145,600	$45,283	31%
Revenue recognition adjustments:
Reportability	5,135	3,783	1,352
Sales reserve	(12,131)	(7,631)	(4,500)
Other(1)	(8,040)	(9,279)	1,239
Sale of vacation ownership products	$175,847	$132,473	$43,374	33%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability positively impacted the 2017 second quarter due to a decrease in the amount of sales that remained in the rescission period as of the end of the quarter.
The higher sales reserve reflected the higher vacation ownership contract sales volume ($2.5 million of the increase) and an increase in the sales reserve due to the increase in financing propensity ($2.0 million of the increase).
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in the 2017 second quarter.

2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Contract sales	$368,319	$285,250	$83,069	29%
Revenue recognition adjustments:
Reportability	441	3,871	(3,430)
Sales reserve	(22,813)	(15,037)	(7,776)
Other(1)	(13,443)	(16,927)	3,484
Sale of vacation ownership products	$332,504	$257,157	$75,347	29%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability positively impacted the 2017 first half due to an increase in the amount of sales that met the down payment requirement for revenue reportability during the period, partially offset by an increase in the amount of sales that remained in the rescission period as of the end of the period.
The higher sales reserve reflected the higher vacation ownership contract sales volume ($4.7 million of the increase) and an increase in the sales reserve due to the increase in financing propensity ($3.1 million of the increase).
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in the 2017 first half.
Development Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Sale of vacation ownership products	$175,847	$132,473	43,374	33%
Cost of vacation ownership products	(41,676)	(29,080)	(12,596)	(43%)
Marketing and sales	(90,784)	(66,911)	(23,873)	(36%)
Development margin	$43,387	$36,482	$6,905	19%
Development margin percentage	24.7%	27.5%	(2.8 pts)
The increase in development margin reflected the following:

•	$11.2 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$6.5 million from a favorable mix of lower cost real estate inventory being sold;

•	$1.1 million of favorable revenue reportability compared to the 2016 second quarter; and

•	$0.9 million from lower usage of plus points as a sales incentive, which resulted in less revenue being deferred that will be recognized as rental revenue when the points are redeemed or expire.
These increases in development margin were partially offset by the following:

•
$6.8 million of unfavorable changes in product cost true-up activity ($0.2 million of favorable true-up activity in the 2017 second quarter compared to $7.0 million of favorable true-up activity in the 2016 second quarter);

•	$3.6 million from higher marketing and sales costs (of which $2.4 million was due to the ramp-up of the new sales distributions);

•	$1.5 million from higher sales reserve activity in the 2017 second quarter due to the increase in financing propensity; and

•	$0.9 million from higher other development and inventory expenses.

The 2.8 percentage point decline in the development margin percentage reflected a 3.9 percentage point decrease due to the unfavorable changes in product cost true-up activity year-over-year, a 2.3 percentage point decline due to higher marketing and sales costs (of which 1.4 percentage points was due to the higher ramp-up expenses associated with the new sales distributions), a 0.5 percentage point decline from the higher sales reserve rate and a 0.5 percentage point decrease from higher other development and inventory expenses. These declines were partially offset by a 3.7 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the 2017 second quarter, a 0.4 percentage point increase from the lower usage of plus points as a sales incentive and a 0.3 percentage point increase due to the favorable revenue reportability year-over-year.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Sale of vacation ownership products	$332,504	$257,157	75,347	29%
Cost of vacation ownership products	(79,311)	(59,742)	(19,569)	(33%)
Marketing and sales	(179,654)	(135,226)	(44,428)	(33%)
Development margin	$73,539	$62,189	$11,350	18%
Development margin percentage	22.1%	24.2%	(2.1 pts)
The increase in development margin reflected the following:

•	$19.5 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$13.3 million from a favorable mix of lower cost real estate inventory being sold; and

•	$2.6 million from lower usage of plus points as a sales incentive, which resulted in less revenue being deferred that will be recognized as rental revenue when the points are redeemed or expire.
These increases in development margin were partially offset by the following:

•
$11.2 million of unfavorable changes in product cost true-up activity ($0.8 million of unfavorable true-up activity in the 2017 first half compared to $10.4 million of favorable true-up activity in the 2016 first half);

•	$6.7 million from higher marketing and sales costs (of which $5.9 million was due to the ramp-up of the new sales distributions);

•	$2.4 million from higher sales reserve activity in the 2017 first half due to the increase in financing propensity;

•	$2.2 million of unfavorable revenue reportability compared to the 2016 first half; and

•	$1.5 million from higher other development and inventory expenses.
The 2.1 percentage point decline in the development margin percentage reflected a 3.4 percentage point decrease due to the unfavorable changes in product cost true-up activity year-over-year, a 1.8 percentage point decline due to the higher ramp-up expenses associated with the new sales distributions, a 0.6 percentage point decrease due to the unfavorable revenue reportability year-over-year, a 0.4 percentage point decline from the higher sales reserve rate and a 0.4 percentage point decrease from higher other development and inventory expenses. These declines were partially offset by a 4.0 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the 2017 first half and a 0.5 percentage point increase from the lower usage of plus points as a sales incentive.

Resort Management and Other Services Revenues, Expenses and Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Management fee revenues	$19,355	$17,229	$2,126	12%
Ancillary revenues	27,910	26,200	1,710	7%
Other services revenues	23,792	19,867	3,925	20%
Resort management and other services revenues	71,057	63,296	7,761	12%
Resort management and other services expenses	(37,452)	(34,666)	(2,786)	(8%)
Resort management and other services margin	$33,605	$28,630	$4,975	17%
Resort management and other services margin percentage	47.3%	45.2%	2.1 pts
The increase in resort management and other services revenues reflected $2.1 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $1.7 million of higher ancillary revenues, $1.2 million of higher settlement fees due to an increase in the number of closed contracts in the 2017 second quarter, $1.2 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $1.2 million of higher resales commissions and other revenues and $0.4 million of higher refurbishment revenue due to an increase in the number of refurbishment projects completed in the 2017 second quarter. The increase in ancillary revenues included $2.1 million of higher revenues from food and beverage and golf offerings at our resorts, partially offset by $0.4 million of lower revenue due to outsourcing the operation of a restaurant.
The increase in the resort management and other services margin reflected the increases in revenue, partially offset by $2.8 million of higher expenses, including $1.6 million of higher expenses associated with the MVCD program, $1.1 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $0.5 million of higher refurbishment expenses due to an increase in the number of projects being refurbished in the 2017 second quarter and $0.1 million of higher other expenses, partially offset by $0.5 million of lower ancillary expenses due to outsourcing the operation of a restaurant.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Management fee revenues	$38,915	$33,692	$5,223	16%
Ancillary revenues	52,598	48,640	3,958	8%
Other services revenues	47,081	37,377	9,704	26%
Resort management and other services revenues	138,594	119,709	18,885	16%
Resort management and other services expenses	(74,211)	(67,473)	(6,738)	(10%)
Resort management and other services margin	$64,383	$52,236	$12,147	23%
Resort management and other services margin percentage	46.5%	43.6%	2.9 pts
The increase in resort management and other services revenues reflected $5.2 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $4.0 million of higher ancillary revenues, $3.0 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $2.6 million of higher refurbishment revenue due to an increase in the number of refurbishment projects completed in the 2017 first half, $2.1 million of higher resales commissions, brand fees and other revenues, and $2.0 million of higher settlement fees due to an increase in the number of closed contracts in the 2017 first half. The increase in ancillary revenues included $5.2 million of higher revenues from food and beverage and golf offerings at our resorts, partially offset by $1.2 million of lower revenue due to outsourcing the operation of a restaurant.

The increase in the resort management and other services margin reflected the increases in revenue, partially offset by $6.7 million of higher expenses, including $3.2 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $2.6 million of higher expenses associated with the MVCD program, $1.8 million of higher refurbishment expenses due to an increase in the number of projects being refurbished in the 2017 first half, and $0.3 million of higher other expenses, partially offset by $1.2 million of lower ancillary expenses due to outsourcing the operation of a restaurant.
Financing Revenues, Expenses and Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Interest income	$29,029	$25,482	$3,547	14%
Other financing revenues	1,690	1,371	319	23%
Financing revenues	$30,719	$26,853	$3,866	14%
Financing propensity	62.9%	51.9%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance ($5.5 million) and higher other financing revenues ($0.3 million), partially offset by financing program incentive costs ($1.9 million). We expect financing propensity for the 2017 fiscal year to approximate 60 to 65 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Interest income	$57,552	$51,475	$6,077	12%
Other financing revenues	3,406	2,786	620	22%
Financing revenues	$60,958	$54,261	$6,697	12%
Financing propensity	64.4%	54.1%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance ($10.5 million) and higher other financing revenues ($0.6 million), partially offset by financing program incentive costs ($3.7 million) and a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.7 million). We expect financing propensity for the 2017 fiscal year to approximate 60 to 65 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
Rental Revenues, Expenses and Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Rental revenues	$75,990	$65,629	$10,361	16%
Unsold maintenance fees	(17,266)	(14,444)	(2,822)	(20%)
Other rental expenses	(44,634)	(41,149)	(3,485)	(8%)
Rental margin	$14,090	$10,036	$4,054	40%
Rental margin percentage	18.5%	15.3%	3.2 pts

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
	(91 days)	(84 days)
Transient keys rented(1)	306,830	261,320	45,510	17%
Average transient key rate	$207.98	$209.08	$(1.10)	(1%)
Resort occupancy	89.7%	87.9%	1.8 pts
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to a 17 percent increase in transient keys rented ($9.5 million) driven by a 10 percent increase in available keys, a $2.0 million increase in preview keys rented and other revenue and $1.1 million of higher plus points revenue (which is recognized when the points are redeemed or expire), partially offset by $1.9 million of revenue in the 2016 second quarter at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory and a 1 percent decrease in average transient rate ($0.3 million).
The increase in rental margin reflected $3.0 million from the higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees and the $1.1 million increase in plus points revenue.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Rental revenues	$155,130	$138,137	$16,993	12%
Unsold maintenance fees	(33,709)	(27,971)	(5,738)	(21%)
Other rental expenses	(91,196)	(83,578)	(7,618)	(9%)
Rental margin	$30,225	$26,588	$3,637	14%
Rental margin percentage	19.5%	19.2%	0.3 pts

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
	(182 days)	(168 days)
Transient keys rented(1)	611,776	535,691	76,085	14%
Average transient key rate	$217.74	$219.71	$(1.97)	(1%)
Resort occupancy	89.1%	89.1%	—%
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to a 14 percent increase in transient keys rented ($16.5 million) driven by a 14 percent increase in available keys, a $3.1 million increase in preview keys rented and other revenue and $1.5 million of higher plus points revenue (which is recognized when the points are redeemed or expire), partially offset by $2.9 million of revenue in the 2017 first half at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory and a 1 percent decrease in average transient rate ($1.2 million).
The increase in rental margin reflected $2.1 million from the higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees and the $1.5 million increase in plus points revenue.

Asia Pacific
The following discussion presents an analysis of our results of operations for the Asia Pacific segment for the 2017 second quarter compared to the 2016 second quarter, and the 2017 first half compared to the 2016 first half.

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)	(182 days)	(168 days)
REVENUES
Sale of vacation ownership products	$10,094	$8,110	$21,016	$16,635
Resort management and other services	1,030	4,412	2,033	7,778
Financing	1,105	1,007	2,228	1,988
Rental	2,644	4,828	6,382	10,449
Cost reimbursements	724	685	1,871	1,558
TOTAL REVENUES	15,597	19,042	33,530	38,408
EXPENSES
Cost of vacation ownership products	1,866	1,597	3,955	3,306
Marketing and sales	8,717	6,695	16,918	12,906
Resort management and other services	1,060	4,145	2,153	7,646
Rental	4,097	6,766	8,234	12,554
Royalty fee	221	179	449	325
Cost reimbursements	724	685	1,871	1,558
TOTAL EXPENSES	16,685	20,067	33,580	38,295
Losses and other expense	—	(1,498)	(20)	(1,498)
Other	(2)	(21)	(10)	(229)
SEGMENT FINANCIAL RESULTS	$(1,090)	$(2,544)	$(80)	$(1,614)
Overview
In our Asia Pacific segment, we continue to identify opportunities for development margin growth and improvement. We plan to continue to focus on future inventory acquisitions with strong on-site sales locations. In 2015, we purchased an operating property located in Surfers Paradise, Australia and in 2016, we sold the portion of this operating property that we did not intend to convert to vacation ownership inventory and converted the remaining portion of this operating property to vacation ownership inventory, a portion of which was contributed to our points-based programs within this segment. We began selling from this new location at the end of the 2016 first quarter. We expect to acquire vacation ownership units in Bali, Indonesia in the second half of 2017, contingent on completion to agreed upon standards, which will provide us with a new resort destination with an on-site sales location.
Contract Sales
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales
Vacation ownership	$11,614	$10,454	$1,160	11%
Total contract sales	$11,614	$10,454	$1,160	11%
The increase in Asia Pacific vacation ownership contract sales was driven by a 35.5 percent increase in tours, partially offset by an 18 percent decrease in VPG. The increase in tours included an increase of approximately 12.7 percent due to the change in the financial reporting calendar in 2017, an 18.4 percent increase from the new sales location in Surfers Paradise, Australia and a 4.4 percent increase at the existing sales locations. The decrease in VPG was driven by an increase in sales to first time buyers, which generally have a lower VPG than sales to existing owners. Contract sales at the new sales location in Surfers Paradise, Australia are not reported as sale of vacation ownership products until closing.

2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Contract sales
Vacation ownership	$23,562	$19,880	$3,682	19%
Total contract sales	$23,562	$19,880	$3,682	19%
The increase in Asia Pacific vacation ownership contract sales was driven by a 50.0 percent increase in tours, partially offset by a 21 percent decrease in VPG. The increase in tours included an increase of approximately 13.0 percent due to the change in the financial reporting calendar in 2017, a 31.9 percent increase from the new sales location in Surfers Paradise, Australia and a 5.1 percent increase at the existing sales locations. The decrease in VPG was driven by an increase in sales to first time buyers, which generally have a lower VPG than sales to existing owners. Contract sales at the new sales location in Surfers Paradise, Australia are not reported as sale of vacation ownership products until closing.
Sale of Vacation Ownership Products
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales	$11,614	$10,454	$1,160	11%
Revenue recognition adjustments:
Reportability	(202)	(296)	94
Sales reserve	(1,170)	(2,017)	847
Other(1)	(148)	(31)	(117)
Sale of vacation ownership products	$10,094	$8,110	$1,984	24%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
The decrease in the sales reserve is due to an unfavorable sales reserve adjustment made in the 2016 second quarter to correct an immaterial error with respect to historical static pool data.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Contract sales	$23,562	$19,880	$3,682	19%
Revenue recognition adjustments:
Reportability	(121)	(563)	442
Sales reserve	(2,255)	(2,636)	381
Other(1)	(170)	(46)	(124)
Sale of vacation ownership products	$21,016	$16,635	$4,381	26%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had an unfavorable $0.1 million impact in the 2017 first half compared to an unfavorable $0.6 million impact in the 2016 first half. The decrease in the sales reserve is due to an unfavorable sales reserve adjustment made in the 2016 second quarter to correct an immaterial error with respect to historical static pool data, partially offset by the higher vacation ownership contract sales.

Development Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Sale of vacation ownership products	$10,094	$8,110	$1,984	24%
Cost of vacation ownership products	(1,866)	(1,597)	(269)	(17%)
Marketing and sales	(8,717)	(6,695)	(2,022)	(30%)
Development margin	$(489)	$(182)	$(307)	(169%)
Development margin percentage	(4.8%)	(2.2%)	(2.6 pts)
The decrease in development margin reflected the following:

•	$1.5 million of higher marketing and sales costs at the sites other than Surfers Paradise, Australia due to the shift to more first time buyer tours; and

•	$0.2 million due to a higher average cost of real estate inventory being sold in the 2017 second quarter.
These decreases were partially offset by the following:

•	$1.0 million from the lower sales reserve activity compared to the 2016 second quarter primarily due to the correction of an immaterial error in 2016 with respect to historical static pool data;

•	$0.2 million of lower marketing and sales costs at the new sales location in Surfers Paradise, Australia due to startup costs incurred in the 2016 second quarter;

•	$0.1 million from higher favorable product cost true-up activity ($0.4 million in the 2017 second quarter compared to $0.3 million in the 2016 second quarter); and

•	$0.1 million of favorable revenue reportability compared to the 2016 second quarter.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Sale of vacation ownership products	$21,016	$16,635	$4,381	26%
Cost of vacation ownership products	(3,955)	(3,306)	(649)	(20%)
Marketing and sales	(16,918)	(12,906)	(4,012)	(31%)
Development margin	$143	$423	$(280)	(66%)
Development margin percentage	0.7%	2.5%	(1.8 pts)
The decrease in development margin reflected the following:

•	$2.3 million of higher marketing and sales costs at the sites other than Surfers Paradise, Australia due to the shift to more first time buyer tours; and

•	$0.2 million from lower favorable product cost true-up activity ($0.5 million in the 2017 first half compared to $0.7 million in the 2016 first half).
These decreases were partially offset by the following:

•	$0.8 million from the lower sales reserve activity compared to the 2016 first half primarily due to the correction of an immaterial error in 2016 with respect to historical static pool data;

•	$0.7 million of lower marketing and sales costs at the new sales location in Surfers Paradise, Australia due to startup costs incurred in the 2016 first half;

•	$0.3 million of favorable revenue reportability compared to the 2016 first half;

•	$0.2 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales); and

•	$0.2 million due to a lower average cost of real estate inventory being sold in the 2017 first half.
Resort Management and Other Services Revenues, Expenses and Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Management fee revenues	$694	$691	$3	—%
Ancillary revenues	—	3,580	(3,580)	(100%)
Other services revenues	336	141	195	138%
Resort management and other services revenues	1,030	4,412	(3,382)	(77%)
Resort management and other services expenses	(1,060)	(4,145)	3,085	74%
Resort management and other services margin	$(30)	$267	$(297)	(111%)
Resort management and other services margin percentage	(2.9%)	6.1%	(9.0 pts)
The decrease in resort management and other services revenues reflected $3.6 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016), partially offset by higher other services revenues ($0.2 million). The decline in the resort management and other services margin reflected ancillary profit from the operating property in Surfers Paradise, Australia in the 2016 second quarter (compared to no ancillary activity in the 2017 second quarter).
The ancillary revenue producing portions of the operating property in Surfers Paradise, Australia were included in the portion of the operating property sold in the second quarter of 2016. Therefore, we do not anticipate future ancillary revenues or expenses at this property.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Management fee revenues	$1,386	$1,235	$151	12%
Ancillary revenues	—	6,238	(6,238)	(100%)
Other services revenues	647	305	342	112%
Resort management and other services revenues	2,033	7,778	(5,745)	(74%)
Resort management and other services expenses	(2,153)	(7,646)	5,493	72%
Resort management and other services margin	$(120)	$132	$(252)	(191%)
Resort management and other services margin percentage	(5.9%)	1.7%	(7.6 pts)
The decrease in resort management and other services revenues reflected $6.2 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016), partially offset by increases in management fees ($0.2 million) and other services revenues ($0.3 million). The decline in the resort management and other services margin reflected $0.8 million of ancillary profit from the operating property in Surfers Paradise, Australia in the 2016 first half (compared to no ancillary activity in the 2017 first half), partially offset by the higher management fees as well as lower other spending in the 2017 first half compared to the 2016 first half.
The ancillary revenue producing portions of the operating property in Surfers Paradise, Australia were included in the portion of the operating property sold in the second quarter of 2016. Therefore, we do not anticipate future ancillary revenues or expenses at this property.

Rental Revenues, Expenses and Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Rental revenues	$2,644	$4,828	$(2,184)	(45%)
Rental expenses	(4,097)	(6,766)	2,669	39%
Rental margin	$(1,453)	$(1,938)	$485	25%
Rental margin percentage	(55.0%)	(40.1%)	(14.9 pts)
The decline in rental revenues was due to $2.5 million of lower revenue from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016), partially offset by $0.3 million of higher revenues at the other resorts in the region. The lower expenses were due to $2.9 million of lower expenses from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016), partially offset by $0.2 million of higher other rental expenses in the 2017 second quarter.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Rental revenues	$6,382	$10,449	$(4,067)	(39%)
Rental expenses	(8,234)	(12,554)	4,320	34%
Rental margin	$(1,852)	$(2,105)	$253	12%
Rental margin percentage	(29.0%)	(20.1%)	(8.9 pts)
The decline in rental revenues was due to $5.1 million of lower revenue from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016), partially offset by $1.0 million of higher revenues at the other resorts in the region. The lower expenses were due to $4.9 million of lower expenses from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016), partially offset by $0.6 million of higher other rental expenses in the 2017 first half.

Europe
The following discussion presents an analysis of our results of operations for the Europe segment for the 2017 second quarter compared to the 2016 second quarter, and the 2017 first half compared to the 2016 first half.

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)	(182 days)	(168 days)
REVENUES
Sale of vacation ownership products	$5,069	$5,867	$9,645	$11,027
Resort management and other services	7,071	6,448	11,495	10,377
Financing	706	794	1,455	1,629
Rental	5,554	4,612	7,932	6,771
Cost reimbursements	8,522	7,983	16,053	15,461
TOTAL REVENUES	26,922	25,704	46,580	45,265
EXPENSES
Cost of vacation ownership products	705	1,268	1,366	2,559
Marketing and sales	4,528	5,313	8,118	9,199
Resort management and other services	5,496	5,196	9,289	8,751
Rental	4,166	3,669	7,456	6,585
Royalty fee	79	118	125	167
Cost reimbursements	8,522	7,983	16,053	15,461
TOTAL EXPENSES	23,496	23,547	42,407	42,722
SEGMENT FINANCIAL RESULTS	$3,426	$2,157	$4,173	$2,543
Overview
In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.
Contract Sales
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales
Vacation ownership	$7,395	$9,938	$(2,543)	(26%)
Total contract sales	$7,395	$9,938	$(2,543)	(26%)
The decrease in contract sales was primarily due to several large multi-week purchases in the 2016 second quarter.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Contract sales
Vacation ownership	$11,845	$14,356	$(2,511)	(17%)
Total contract sales	$11,845	$14,356	$(2,511)	(17%)
The decrease in contract sales was primarily due to several large multi-week purchases in the 2016 first half.

Sale of Vacation Ownership Products
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Contract sales	$7,395	$9,938	$(2,543)	(26%)
Revenue recognition adjustments:
Reportability	(888)	(2,308)	1,420
Sales reserve	(1,335)	(1,704)	369
Other(1)	(103)	(59)	(44)
Sale of vacation ownership products	$5,069	$5,867	$(798)	(14%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Contract sales	$11,845	$14,356	$(2,511)	(17%)
Revenue recognition adjustments:
Reportability	(305)	(1,343)	1,038
Sales reserve	(1,789)	(1,902)	113
Other(1)	(106)	(84)	(22)
Sale of vacation ownership products	$9,645	$11,027	$(1,382)	(13%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Development Margin
2017 Second Quarter

	Quarter Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)
Sale of vacation ownership products	$5,069	$5,867	$(798)	(14%)
Cost of vacation ownership products	(705)	(1,268)	563	44%
Marketing and sales	(4,528)	(5,313)	785	15%
Development margin	$(164)	$(714)	$550	77%
Development margin percentage	(3.2%)	(12.2%)	9.0 pts
2017 First Half

	Year to Date Ended		Change	% Change
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Sale of vacation ownership products	$9,645	$11,027	$(1,382)	(13%)
Cost of vacation ownership products	(1,366)	(2,559)	1,193	47%
Marketing and sales	(8,118)	(9,199)	1,081	12%
Development margin	$161	$(731)	$892	122%
Development margin percentage	1.7%	(6.6%)	8.3 pts

Corporate and Other

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 17, 2016	June 30, 2017	June 17, 2016
($ in thousands)	(91 days)	(84 days)	(182 days)	(168 days)
EXPENSES
Cost of vacation ownership products	$1,896	$1,808	$4,131	$3,763
Financing	3,449	2,621	7,466	7,201
General and administrative	29,534	25,361	57,073	50,720
Litigation settlement	183	—	183	—
Consumer financing interest	5,654	5,117	11,592	10,479
Royalty fee	12,969	11,475	26,075	22,951
TOTAL EXPENSES	53,685	46,382	106,520	95,114
Losses and other expense	(4)	(151)	(9)	(151)
Interest expense	(1,757)	(2,087)	(2,538)	(4,069)
Other	(172)	(157)	(584)	(211)
TOTAL FINANCIAL RESULTS	$(55,618)	$(48,777)	$(109,651)	$(99,545)
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
Total Expenses
2017 Second Quarter
Total expenses increased $7.3 million from the 2016 second quarter. The $7.3 million increase resulted from $4.2 million of higher general and administrative expenses, $1.5 million of higher royalty fees due to the change to an end-of-month quarterly reporting cycle in 2017 that resulted in seven additional days in the 2017 second quarter ($1.0 million) and a contractual increase late in 2016 in the fixed portion of the royalty fee owed to Marriott International ($0.5 million), $0.8 million of higher financing expenses due to the increase in the average gross vacation ownership notes receivable balance, $0.5 million of higher consumer financing interest expense, $0.2 million of litigation settlements in the 2017 second quarter and $0.1 million of higher cost of vacation ownership products expenses due to higher development expenses.
General and administrative expenses increased $4.2 million due to approximately $2.0 million from the change to an end-of-month quarterly reporting cycle in 2017 that resulted in seven additional days in the 2017 second quarter and $2.2 million due to higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
The $0.5 million increase in consumer financing interest expense was due to a higher average outstanding debt balance, partially offset by a lower average interest rate on the outstanding debt balances. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.
2017 First Half
Total expenses increased $11.4 million from the 2016 first half. The $11.4 million increase resulted from $6.4 million of higher general and administrative expenses, $3.1 million of higher royalty fees due to the change to an end-of-month quarterly reporting cycle in 2017 that resulted in 14 additional days in the 2017 first half ($1.9 million) and a contractual increase late in 2016 in the fixed portion of the royalty fee owed to Marriott International ($1.2 million), $0.3 million of higher financing expenses due to the increase in the average gross vacation ownership notes receivable balance, $1.1 million of higher consumer financing interest expense, $0.4 million of higher cost of vacation ownership products expenses due to higher development expenses and $0.2 million of litigation settlements in the 2017 first half.

General and administrative expenses increased $6.4 million due to approximately $4.0 million from the change to an end-of-month quarterly reporting cycle in 2017 that resulted in 14 additional days in the 2017 first half and $3.8 million due to higher personnel related and other expenses, partially offset by $1.4 million of lower litigation related costs. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
The $1.1 million increase in consumer financing interest expense was due to a higher average outstanding debt balance, partially offset by a lower average interest rate on the outstanding debt balances. The lower average interest rate reflected the continued pay-down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.
Recent Accounting Pronouncements
See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($85.2 million at the end of the 2017 second quarter), cash generated from operations, our ability to raise capital through securitizations in the asset-backed securities market and, to the extent necessary, funds available under the Warehouse Credit Facility and our $200 million revolving credit facility (the “Revolving Corporate Credit Facility”). We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At the end of the 2017 second quarter, we had $789.7 million of total gross debt outstanding, which included $621.6 million of non-recourse debt associated with vacation ownership notes receivable securitizations, a $63.6 million non-interest bearing note payable issued in connection with the acquisition of completed vacation ownership units located on the Big Island of Hawaii, a $49.6 million outstanding balance on the non-recourse Warehouse Credit Facility and a $47.5 million outstanding balance on the Revolving Corporate Credit Facility.
At the end of the 2017 second quarter, we had $739.4 million of real estate inventory on hand, comprised of $421.1 million of finished goods and $318.3 million of land and infrastructure. In addition, we had $48.7 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.
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

During the 2017 first half, we had a net decrease in cash, cash equivalents and restricted cash of $69.2 million compared to a net decrease of $82.8 million during the 2016 first half. The following table summarizes these changes:

	Year to Date Ended
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$14,130	$21,078
Investing activities	(21,425)	54,596
Financing activities	(63,865)	(155,190)
Effect of change in exchange rates on cash, cash equivalents and restricted cash	1,962	(3,238)
Net change in cash, cash equivalents and restricted cash	$(69,198)	$(82,754)
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
In the 2017 first half, we generated $14.1 million of cash flows from operating activities, compared to $21.1 million in the 2016 first half. Excluding the impact of changes in net income and adjustments for non-cash items, the decrease in cash flows from operations reflected higher originations driven by higher contract sales and higher financing propensity due to the continued success of the financing incentive programs offered in our North America segment, higher real estate inventory spending and timing of payments related to unsold inventory, partially offset by higher closings on vacation ownership contract sales, higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable and lower payments related to employee benefits programs.
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Real Estate Inventory Spending in Excess of Cost of Sales

	Year to Date Ended
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Real estate inventory spending	$(65,147)	$(78,640)
Purchase of vacation ownership units for future transfer to inventory	(33,594)	—
Real estate inventory costs	81,752	63,900
Real estate inventory spending in excess of cost of sales	$(16,989)	$(14,740)
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).
Our real estate inventory spending exceeded real estate inventory costs in the 2017 first half as we satisfied a portion of our commitments to purchase vacation ownership units in our North America segment. However, we expect our inventory spending to be in line with inventory costs throughout the remainder of 2017. Real estate inventory spending included the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii for $27.3 million. In connection with this transaction, we also settled a $0.5 million note receivable from the seller on a non-cash basis, and issued a non-interest bearing note payable for $63.6 million. Purchase of vacation ownership units for future transfer to inventory included the acquisition of 36 completed vacation ownership units located at our resort in Marco Island, Florida, for $33.6 million. We entered into these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for additional information regarding these transactions.
Our real estate inventory spending exceeded real estate inventory costs in the 2016 first half, as a result of our opportunistic acquisition efforts. Real estate inventory spending included $23.5 million for the acquisition of an operating property located in the South Beach area of Miami Beach, Florida. We rebranded this property as Marriott Vacation Club Pulse, South Beach and converted it, in its entirety, into vacation ownership inventory. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.
Notes Receivable Collections Less Than New Mortgages

	Year to Date Ended
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Vacation ownership notes receivable collections — non-securitized	$41,307	$38,229
Vacation ownership notes receivable collections — securitized	95,424	82,319
Vacation ownership notes receivable originations	(227,643)	(124,318)
Vacation ownership notes receivable collections less than originations	$(90,912)	$(3,770)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the 2017 first half, as compared to the 2016 first half, due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the 2017 first half increased due to higher vacation ownership contract sales, including the change in the quarterly reporting cycle, and an increase in financing propensity to 64.4 percent for the 2017 first half compared to 56.2 percent for the 2016 first half, due to the continued success of the financing incentive programs that we offer in our North America segment. Given the success of these incentives to date, we expect financing propensity levels during the 2017 fiscal year to approximate 60 to 65 percent as we intend to continue to offer financing incentive programs.
Cash from Investing Activities

	Year to Date Ended
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Capital expenditures for property and equipment (excluding inventory)	$(11,344)	$(15,142)
Purchase of company owned life insurance	(10,092)	—
Dispositions, net	11	69,738
Net cash (used in) provided by investing activities	$(21,425)	$54,596
Capital Expenditures for Property and Equipment
Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.
In the 2017 first half, capital expenditures for property and equipment of $11.3 million included $10.5 million to support business operations (including $5.7 million for ancillary and other operations assets and $4.8 million for sales locations) and $0.8 million for technology spending.
In the 2016 first half, capital expenditures for property and equipment of $15.1 million included $11.3 million to support business operations (including $10.7 million for sales locations and $0.6 million for ancillary and other operations assets) and $3.8 million for technology spending.

Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants as discussed in Footnote No. 1, “Summary of Significant Accounting Policies”, to our Financial Statements. During the 2017 first half we paid $10.1 million for the acquisition of these policies.
Dispositions, net
Dispositions in the 2016 first half related to the sale of the portion of an operating property located in Surfers Paradise, Australia we acquired during 2015 that we did not intend to convert into vacation ownership inventory for $50.3 million, the sale of excess inventory at the RCC San Francisco for $19.3 million and the sale of undeveloped land in Absecon, New Jersey for $0.1 million.
Cash from Financing Activities

	Year to Date Ended
	June 30, 2017	June 17, 2016
($ in thousands)	(182 days)	(168 days)
Borrowings from securitization transactions	$50,260	$91,281
Repayment of debt related to securitization transactions	(117,400)	(84,040)
Borrowings from Revolving Corporate Credit Facility	60,000	85,000
Repayment of Revolving Corporate Credit Facility	(12,500)	(40,000)
Debt issuance costs	(1,219)	(231)
Repurchase of common stock	(3,868)	(163,359)
Accelerated stock repurchase forward contract	—	(14,470)
Payment of dividends	(28,552)	(26,067)
Payment of withholding taxes on vesting of restricted stock units	(9,962)	(3,876)
Other, net	(624)	572
Net cash used in financing activities	$(63,865)	$(155,190)
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
During the 2017 first half, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $59.1 million. The advance rate was 85 percent, which resulted in gross proceeds of $50.3 million. Net proceeds were $50.0 million due to the funding of reserve accounts in the amount of $0.3 million.
At June 30, 2017, $239.7 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote No. 9, “Debt,” to our Financial Statements for additional information regarding our Warehouse Credit Facility.
In the 2016 first half, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $107.7 million. The advance rate was 85 percent, which resulted in gross proceeds of $91.3 million. Net proceeds were $90.6 million due to the funding of reserve accounts in the amount of $0.7 million.
Borrowings from / Repayment of Revolving Corporate Credit Facility
During the 2017 first half, we borrowed $60.0 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, of which $47.5 million was outstanding as of June 30, 2017. Subsequent to the end of the 2017 second quarter, we borrowed $27.5 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs. See Footnote No. 9, “Debt,” to our Financial Statements for additional information regarding our Revolving Corporate Credit Facility.

Debt Issuance Costs
In the 2017 first half, we incurred $1.2 million of debt issuance costs, which were associated with the amendment and extension of the Warehouse Credit Facility.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 30, 2016	9,672,629	$608,439	$62.90
For the 2017 first half	32,500	3,868	119.01
As of June 30, 2017	9,705,129	$612,307	$63.09
See Footnote No. 10, “Shareholders’ Equity,” to our Financial Statements for further information related to our share repurchase program.
Dividends
We distributed cash dividends to holders of common stock during the 2017 first half as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 9, 2016	December 22, 2016	January 4, 2017	$0.35
February 9, 2017	February 23, 2017	March 9, 2017	$0.35
May 11, 2017	May 25, 2017	June 8, 2017	$0.35
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
As of June 30, 2017, net debt increased by $36.4 million to $773.6 million compared to $737.2 million at December 30, 2016, mainly due to a $58.8 million non-interest bearing note payable, net of unamortized discount, issued in connection with the acquisition of completed vacation ownership units located on the Big Island of Hawaii (see Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information on this transaction), a $47.5 million outstanding balance on the Revolving Corporate Credit Facility and $50.3 million of net proceeds drawn on the non-recourse Warehouse Credit Facility. These increases were partially offset by a decrease of $117.4 million related to repayments of non-recourse debt associated with vacation ownership notes receivable securitizations. See Footnote No. 9, “Debt,” to our Financial Statements for additional information.
Subsequent to the end of the 2017 second quarter, we borrowed $27.5 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs.
As of June 30, 2017, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $742.5 million and were due as follows: $54.7 million remaining in 2017; $100.9 million in 2018; $91.5 million in 2019; $126.6 million in 2020; $81.0 million in 2021; and $287.8 million thereafter.
During the 2017 second quarter, we paid $33.3 million related to a previous commitment to acquire 36 completed vacation ownership units located at our resort in Marco Island, Florida. We have a remaining commitment of $102.2 million to purchase vacation ownership units located at this resort, which we expect will be paid as follows: $50.0 million in 2018 and $52.2 million in 2019. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 12, “Variable Interest Entities,” to our Financial Statements for additional information on this transaction.

During the 2017 second quarter, we paid $27.3 million in cash, settled a $0.5 million note receivable from the seller on a non-cash basis, and issued a non-interest bearing note payable for $63.6 million, related to a previous commitment, to acquire 112 completed vacation ownership units located on the Big Island of Hawaii. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information on this transaction.
We have new operating lease commitments that expire in 2029. Our aggregate minimum lease payments under these contracts are $17.6 million, of which we expect $0.2 million, $0.4 million, $1.7 million, $1.7 million, $1.9 million and $11.7 million will be paid in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2017 – April 30, 2017	—	$—	—	1,227,371
May 1, 2017 – May 31, 2017	—	$—	—	1,227,371
June 1, 2017 – June 30, 2017	32,500	$119.01	32,500	1,194,871
Total	32,500	$119.01	32,500	1,194,871
_________________________

(1)
On August 1, 2017, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock under our existing share repurchase program, as a result of which approximately 2.0 million shares are currently available for repurchase, and extended the program through May 31, 2018. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 10.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

August 3, 2017	/s/ Stephen P. Weisz
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
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the 91 days ended June 30, 2017 and the 84 days ended June 17, 2016, as well as the 182 days ended June 30, 2017 and the 168 days ended June 17, 2016; (ii) the Interim Consolidated Statements of Comprehensive Income for the 91 days ended June 30, 2017 and the 84 days ended June 17, 2016, as well as the 182 days ended June 30, 2017 and the 168 days ended June 17, 2016; (iii) the Interim Consolidated Balance Sheets at June 30, 2017 and December 30, 2016; and (iv) the Interim Consolidated Statements of Cash Flows for the 182 days ended June 30, 2017 and the 168 days ended June 17, 2016.