Form 10-Q
period 2017-09-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2017-11-02
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of October 27, 2017 was 26,494,634.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016	September 30, 2017	September 9, 2016
	(92 days)	(84 days)	(274 days)	(252 days)
REVENUES
Sale of vacation ownership products	$180,522	$131,012	$543,687	$415,831
Resort management and other services	76,882	70,185	229,004	208,049
Financing	34,685	29,066	99,326	86,944
Rental	81,177	73,776	250,621	229,133
Cost reimbursements	113,724	97,598	348,091	303,973
TOTAL REVENUES	486,990	401,637	1,470,729	1,243,930
EXPENSES
Cost of vacation ownership products	42,826	34,779	131,589	104,149
Marketing and sales	100,527	79,017	305,217	236,348
Resort management and other services	44,696	39,825	130,349	123,695
Financing	5,062	4,581	12,528	11,782
Rental	71,048	60,970	211,643	191,658
General and administrative	26,666	22,151	83,739	72,871
Litigation settlement	2,033	—	2,216	(303)
Consumer financing interest	6,498	5,361	18,090	15,840
Royalty fee	15,220	14,624	47,597	42,007
Cost reimbursements	113,724	97,598	348,091	303,973
TOTAL EXPENSES	428,300	358,906	1,291,059	1,102,020
Gains and other income, net	6,977	454	6,752	11,129
Interest expense	(2,642)	(2,262)	(5,180)	(6,331)
Other	104	(75)	(365)	(4,528)
INCOME BEFORE INCOME TAXES	63,129	40,848	180,877	142,180
Provision for income taxes	(22,367)	(14,041)	(62,139)	(54,656)
NET INCOME	$40,762	$26,807	$118,738	$87,524

EARNINGS PER SHARE
Earnings per share - Basic	$1.50	$0.99	$4.36	$3.10
Earnings per share - Diluted	$1.47	$0.97	$4.26	$3.05

CASH DIVIDENDS DECLARED PER SHARE	$0.35	$0.30	$1.05	$0.90

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016	September 30, 2017	September 9, 2016
	(92 days)	(84 days)	(274 days)	(252 days)
Net income	$40,762	$26,807	$118,738	$87,524
Other comprehensive income (loss):
Foreign currency translation adjustments	4,945	(664)	11,626	1,089
Derivative instrument adjustment, net of tax	22	33	70	(366)
Total other comprehensive income (loss), net of tax	4,967	(631)	11,696	723
COMPREHENSIVE INCOME	$45,729	$26,176	$130,434	$88,247

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) September 30, 2017	December 30, 2016
ASSETS
Cash and cash equivalents	$440,074	$147,102
Restricted cash (including $34,413 and $27,525 from VIEs, respectively)	61,701	66,000
Accounts and contracts receivable, net (including $5,702 and $4,865 from VIEs, respectively)	136,107	161,733
Vacation ownership notes receivable, net (including $875,237 and $717,543 from VIEs, respectively)	1,076,402	972,311
Inventory	735,072	712,536
Property and equipment	253,738	202,802
Other (including $13,153 and $0 from VIEs, respectively)	119,942	128,935
TOTAL ASSETS	$2,823,036	$2,391,419

LIABILITIES AND EQUITY
Accounts payable	$76,766	$124,439
Advance deposits	60,247	55,542
Accrued liabilities (including $739 and $584 from VIEs, respectively)	128,236	147,469
Deferred revenue	103,376	95,495
Payroll and benefits liability	97,080	95,516
Deferred compensation liability	72,803	62,874
Debt, net (including $906,701 and $738,362 from VIEs, respectively)	1,153,222	737,224
Other	12,789	15,873
Deferred taxes	169,295	149,168
TOTAL LIABILITIES	1,873,814	1,483,600
Contingencies and Commitments (Note 8)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 36,857,186 and 36,633,868 shares issued, respectively	369	366
Treasury stock — at cost; 10,363,139 and 9,643,562 shares, respectively	(689,134)	(606,631)
Additional paid-in capital	1,184,635	1,162,283
Accumulated other comprehensive income	17,156	5,460
Retained earnings	436,196	346,341
TOTAL EQUITY	949,222	907,819
TOTAL LIABILITIES AND EQUITY	$2,823,036	$2,391,419
The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year to Date Ended
	September 30, 2017	September 9, 2016
	(274 days)	(252 days)
OPERATING ACTIVITIES
Net income	$118,738	$87,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,802	14,856
Amortization of debt discount and issuance costs	5,783	3,784
Provision for loan losses	38,577	31,817
Share-based compensation	12,349	9,995
Loss (gain) on disposal of property and equipment, net	1,683	(11,129)
Deferred income taxes	20,769	21,823
Net change in assets and liabilities:
Accounts and contracts receivable	25,094	(2,824)
Notes receivable originations	(345,663)	(218,190)
Notes receivable collections	203,840	177,451
Inventory	27,112	(6,118)
Purchase of vacation ownership units for future transfer to inventory	(33,594)	—
Other assets	23,110	38,103
Accounts payable, advance deposits and accrued liabilities	(64,994)	(73,935)
Deferred revenue	7,121	26,832
Payroll and benefit liabilities	1,241	(20,898)
Deferred compensation liability	9,928	8,846
Other liabilities	(638)	1,190
Other, net	4,529	1,758
Net cash provided by operating activities	70,787	90,885
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(21,167)	(22,445)
Purchase of company owned life insurance	(12,100)	—
Dispositions, net	17	68,525
Net cash (used in) provided by investing activities	(33,250)	46,080
Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Year to Date Ended
	September 30, 2017	September 9, 2016
	(274 days)	(252 days)
FINANCING ACTIVITIES
Borrowings from securitization transactions	400,260	376,622
Repayment of debt related to securitization transactions	(231,921)	(254,510)
Borrowings from Revolving Corporate Credit Facility	87,500	85,000
Repayment of Revolving Corporate Credit Facility	(87,500)	(85,000)
Proceeds from issuance of Convertible Notes	230,000	—
Purchase of Convertible Note Hedges	(33,235)	—
Proceeds from issuance of Warrants	20,332	—
Debt issuance costs	(14,459)	(4,065)
Repurchase of common stock	(83,067)	(163,359)
Accelerated stock repurchase forward contract	—	(14,470)
Payment of dividends	(28,590)	(26,067)
Payment of withholding taxes on vesting of restricted stock units	(10,713)	(3,972)
Other, net	(502)	194
Net cash provided by (used in) financing activities	248,105	(89,627)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	3,031	(3,247)
Increase in cash, cash equivalents, and restricted cash	288,673	44,091
Cash, cash equivalents and restricted cash, beginning of period	213,102	248,512
Cash, cash equivalents and restricted cash, end of period	$501,775	$292,603

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property acquired via capital lease	$—	$7,221
Non-cash issuance of treasury stock for employee stock purchase plan	942	673
Disposition accruals not yet paid	—	2,931
Non-cash transfer from Inventory to Property and equipment	—	9,741
Non-cash issuance of debt in connection with acquisition of vacation ownership units	63,558	—
Non-cash debt issuance costs	1,000	—
Dividends payable	9,394	8,127

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
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of September 30, 2017, our portfolio consisted of over 65 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each:

Reporting Period	Date Range	Number of Days
2017 third quarter	July 1, 2017 — September 30, 2017	92
2016 third quarter	June 18, 2016 — September 9, 2016	84
2017 first three quarters	December 31, 2016 — September 30, 2017	274
2016 first three quarters	January 2, 2016 — September 9, 2016	252
2017 fiscal year	December 31, 2016 — December 31, 2017	366
2016 fiscal year	January 2, 2016 — December 30, 2016	364
As a result of the change in our financial reporting cycle, our 2017 third quarter had eight more days of activity than our 2016 third quarter, and our 2017 first three quarters had 22 more days of activity than our 2016 first three quarters. While our 2017 full fiscal year will have two additional days of activity as compared to our 2016 full fiscal year, our 2017 fourth quarter will have 20 fewer days of activity than the corresponding periods in our 2016 fiscal year.

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
We have reclassified certain prior year amounts to conform to our current period presentation. Our Financial Statements include adjustments for the 2016 third quarter and 2016 first three quarters to correct immaterial presentation errors, consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016, within the following line items on our Statements of Income: Resort management and other services revenues, Resort management and other services expenses and General and administrative expenses. Correction of these immaterial errors had no impact on our consolidated Net income.
The impact of these adjustments on the Financial Statements is as follows:

	Quarter Ended		Year to Date Ended
	September 9, 2016		September 9, 2016
	(84 days)		(252 days)
($ in thousands)	As Revised	Previous Filing	As Revised	Previous Filing
Resort management and other services	$70,185	$75,539	$208,049	$226,098
TOTAL REVENUES	$401,637	$406,991	$1,243,930	$1,261,979
Resort management and other services	$39,825	$45,437	$123,695	$140,545
General and administrative	$22,151	$21,619	$72,871	$71,504
TOTAL EXPENSES	$358,906	$364,260	$1,102,020	$1,120,069
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
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a variable interest entity (“VIE”). We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At September 30, 2017, the value of the assets held in the rabbi trust was $13.2 million, which is included in the Other line within assets on our Balance Sheets.

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
Accounting Standards Update No. 2016-18 – “Restricted Cash” (“ASU 2016-18”)
In November 2016, the FASB issued ASU 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, we no longer present changes in restricted cash as a component of investing activities. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted ASU 2016-18 on a retrospective basis commencing in the 2017 first quarter.
Accounting Standards Update No. 2016-09 – “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”)
In March 2016, the FASB issued ASU 2016-09, which changes how entities account for certain aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance requires all income tax effects of awards, including excess tax benefits, to be recorded as income tax expense (or benefit) in the income statement, which resulted in benefits to our provision for income taxes of $0.9 million in the 2017 third quarter and $6.1 million in the 2017 first three quarters. The new guidance requires excess tax benefits to be presented as an operating inflow rather than as a financing inflow in the statement of cash flows. Prior to the adoption of ASU 2016-09, excess tax benefits were recorded in additional paid-in-capital on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We adopted ASU 2016-09 in the 2017 first quarter. The adoption of ASU 2016-09 decreased our provision for income taxes, the amount of which depends on the vesting activity of our share-based compensation awards in any given period, and eliminated the presentation of excess tax benefits as a financing inflow on our statement of cash flows. Further, we made an accounting policy election to recognize forfeitures of share-based compensation awards as they occur, the cumulative effect of which resulted in an adjustment of $0.4 million to opening retained earnings. The adoption of ASU 2016-09 did not have any other material impacts on our financial statements or disclosures.
Future Adoption of Accounting Standards
Accounting Standards Update No. 2017-12 – “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”)
In August 2017, the FASB issued ASU 2017-12, which amends and simplifies existing guidance in order to allow companies to better portray the economic effects of risk management activities in the financial statements and enhance the transparency and understandability of the results of hedging activities. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are evaluating the impact that ASU 2017-12, including the timing of implementation, will have on our financial statements and disclosures.
Accounting Standards Update No. 2016-16 – “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”)
In October 2016, the FASB issued ASU 2016-16, which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. This update is effective for public companies for annual periods beginning after December 15, 2017, and for annual periods and interim periods thereafter, with early adoption permitted. We are evaluating the impact that adoption of ASU 2016-16 in the first quarter of fiscal year 2018 will have on our financial statements and disclosures.

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
Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), as Amended
In May 2014, the FASB issued ASU 2014-09, which, as amended, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09, as amended, will be effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2017. The new standard may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized on the date of adoption. We will adopt ASU 2014-09, as amended, commencing in fiscal year 2018, on a retrospective basis. Our analysis of the impact that adoption of this accounting standards update will have on our financial statements and disclosures is substantially complete, with the exception of accounting for the sale of vacation ownership products in our Asia Pacific and Europe segments.
We expect adoption of ASU 2014-09 will result in the following with respect to the recognition of revenues from the sale of vacation ownership products within our North America segment:

•	alignment of our assessment of collectibility of the transaction price with our credit granting policies;

•	deferral of revenue recognition deemed collectible from expiration of the statutory rescission period to closing, when control of the vacation ownership product is transferred to the customer;

•	reclassification of revenues and incidental expenses from rental revenues and expenses to marketing and sales expenses;

•	no impact on sales reserve accounting; and

•	net presentation of certain sales incentives (e.g., Marriott Rewards Points).
In addition, we expect to elect the practical expedient available in ASU 2014-09 to expense all marketing and sales costs as they are incurred.

We expect no material changes to our consolidated financial reporting for resort management and other services revenues, financing revenues or rental revenues, other than as outlined above pertaining to reclassification of activity to different lines in our statements of income. We expect a material increase in our consolidated cost reimbursements revenues and cost reimbursements expenses, as all costs reimbursed to us by property owners’ associations will be reported on a gross basis upon adoption of ASU 2014-09.
We are in the process of quantifying the impact of the adoption of ASU 2014-09 and will disclose additional detail on the impact of adoption of this accounting standards update in our 2017 Form 10-K.
2. INCOME TAXES
We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate, was $1.5 million at both September 30, 2017 and December 30, 2016.
3. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	At September 30, 2017	At December 30, 2016
Vacation ownership notes receivable — securitized	$875,237	$717,543
Vacation ownership notes receivable — non-securitized
Eligible for securitization(1)	44,907	98,508
Not eligible for securitization(1)	156,258	156,260
Subtotal	201,165	254,768
Total vacation ownership notes receivable	$1,076,402	$972,311
_________________________

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable for securitization.
The following tables show future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at September 30, 2017:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2017, remaining	$11,833	$25,594	$37,427
2018	37,988	97,634	135,622
2019	26,664	94,676	121,340
2020	21,575	96,259	117,834
2021	16,952	97,628	114,580
Thereafter	86,153	463,446	549,599
Balance at September 30, 2017	$201,165	$875,237	$1,076,402
Weighted average stated interest rate at September 30, 2017	11.2%	12.6%	12.3%
Range of stated interest rates at September 30, 2017	0.0% to 18.0%	4.9% to 18.0%	0.0% to 18.0%

We reflect interest income associated with vacation ownership notes receivable in our Statements of Income in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)	(274 days)	(252 days)
Interest income associated with vacation ownership notes receivable — securitized	$26,538	$22,908	$72,832	$65,300
Interest income associated with vacation ownership notes receivable — non-securitized	6,407	4,795	21,272	17,430
Total interest income associated with vacation ownership notes receivable	$32,945	$27,703	$94,104	$82,730
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
The following table summarizes the activity related to our vacation ownership notes receivable reserve for the 2017 first three quarters:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Balance at December 30, 2016	$56,628	$53,735	$110,363
Provision for loan losses	31,711	7,206	38,917
Securitizations	(29,071)	29,071	—
Clean-up of Warehouse Credit Facility(1)	3,995	(3,995)	—
Write-offs	(35,264)	—	(35,264)
Defaulted vacation ownership notes receivable repurchase activity(2)	22,356	(22,356)	—
Balance at September 30, 2017	$50,355	$63,661	$114,016
_________________________

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable from our non-recourse warehouse credit facility (the “Warehouse Credit Facility”).

(2)
Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Asia Pacific or Europe, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.18 percent and 7.09 percent as of September 30, 2017 and December 30, 2016, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $5.6 million and $5.0 million as of September 30, 2017 and December 30, 2016, respectively.

The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2017	$40,368	$5,618	$45,986
Investment in vacation ownership notes receivable on non-accrual status at December 30, 2016	$43,792	$6,687	$50,479
Average investment in vacation ownership notes receivable on non-accrual status during the 2017 third quarter	$39,423	$6,304	$45,727
Average investment in vacation ownership notes receivable on non-accrual status during the 2016 third quarter	$47,038	$8,278	$55,316
Average investment in vacation ownership notes receivable on non-accrual status during the 2017 first three quarters	$42,080	$6,153	$48,233
Average investment in vacation ownership notes receivable on non-accrual status during the 2016 first three quarters	$45,926	$7,296	$53,222
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 30, 2017:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$5,751	$15,354	$21,105
91 – 150 days past due	4,297	5,618	9,915
Greater than 150 days past due	36,071	—	36,071
Total past due	46,119	20,972	67,091
Current	205,401	917,926	1,123,327
Total vacation ownership notes receivable	$251,520	$938,898	$1,190,418
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

	At September 30, 2017		At December 30, 2016
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable — securitized	$875,237	$1,028,374	$717,543	$834,009
Vacation ownership notes receivable — non-securitized	201,165	207,592	254,768	269,161
Other assets	13,153	13,153	—	—
Total financial assets	$1,089,555	$1,249,119	$972,311	$1,103,170
Non-recourse debt associated with vacation ownership notes receivable securitizations, net	$(895,405)	$(902,213)	$(729,188)	$(725,963)
Convertible notes, net	(190,739)	(241,562)	—	—
Non-interest bearing note payable, net	(59,677)	(59,677)	—	—
Total financial liabilities	$(1,145,821)	$(1,203,452)	$(729,188)	$(725,963)
_________________________

(1)
Fair value of financial instruments, with the exception of other assets and convertible notes, has been determined using Level 3 inputs. Fair value of other assets and convertible notes that are financial instruments has been determined using Level 2 inputs.

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
The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At September 30, 2017		At December 30, 2016
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization	$44,907	$51,334	$98,508	$112,901
Not eligible for securitization	156,258	156,258	156,260	156,260
Total non-securitized	$201,165	$207,592	$254,768	$269,161

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
Convertible Notes
We estimate the fair value of our Convertible Notes (as defined in Footnote No. 9, “Debt,”) based on quoted market prices as of the last trading day for the 2017 third quarter; however these notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which they could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
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
5. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Bali, Indonesia
During the 2017 third quarter, we acquired 51 completed vacation ownership units, as well as a sales gallery and related amenities and infrastructure, located in Bali, Indonesia for $23.8 million. The transaction was accounted for as an asset acquisition with the purchase price allocated to Inventory ($21.7 million) and Property and equipment ($2.1 million).
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
Dispositions
San Francisco, California
During the 2016 second quarter, we disposed of 19 residential units located at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”) for gross cash proceeds of $19.5 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $10.5 million in the Gains and other income line on our Statements of Income for the 2016 first three quarters.
Surfers Paradise, Australia
During 2015, we completed the acquisition of an operating property located in Surfers Paradise, Australia. During the 2016 second quarter, we disposed of the portion of this operating property that we did not intend to convert into vacation ownership inventory for gross cash proceeds of AUD $70.5 million ($50.9 million). We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate. As part of the disposition, we guaranteed the net operating income of this portion of the operating property through 2021 up to a specified maximum of AUD $2.9 million ($2.3 million), which was recorded as a deferred gain in the Other line within liabilities on our balance sheet. We recognized a loss, inclusive of the deferred gain, of AUD $1.4 million ($1.0 million) in connection with the sale, which was recorded in the Gains and other income line on the Statement of Income for the 2016 first three quarters.
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
Our calculation of diluted earnings per share reflects our intent to settle conversions of the Convertible Notes (as defined in Footnote No. 9, “Debt”) through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we will include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of September 30, 2017, there was no dilutive impact from the Convertible Notes for the 2017 third quarter or the 2017 first three quarters.
The shares issuable on exercise of the Warrants (as defined in Footnote No. 9, “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price of $176.68, as described in Footnote No. 9, “Debt.” If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote No. 9, “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted earnings per share.

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Quarter Ended		Year to Date Ended
	September 30, 2017(1)	September 9, 2016(2)	September 30, 2017(1)	September 9, 2016(2)
(in thousands, except per share amounts)	(92 days)	(84 days)	(274 days)	(252 days)
Computation of Basic Earnings Per Share
Net income	$40,762	$26,807	$118,738	$87,524
Shares for basic earnings per share	27,090	27,152	27,219	28,207
Basic earnings per share	$1.50	$0.99	$4.36	$3.10
Computation of Diluted Earnings Per Share
Net income	$40,762	$26,807	$118,738	$87,524
Shares for basic earnings per share	27,090	27,152	27,219	28,207
Effect of dilutive shares outstanding
Employee stock options and SARs	403	356	440	366
Restricted stock units	220	172	199	145
Shares for diluted earnings per share	27,713	27,680	27,858	28,718
Diluted earnings per share	$1.47	$0.97	$4.26	$3.05
_________________________

(1)
The computations of diluted earnings per share exclude approximately 289,000 shares of common stock, the maximum number of shares issuable as of September 30, 2017 upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)
The computations of diluted earnings per share exclude approximately 254,000 shares of common stock, the maximum number of shares issuable as of September 9, 2016 upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the 2017 third quarter and the 2017 first three quarters, our calculation of diluted earnings per share included shares underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock, because the exercise prices of such SARs were less than or equal to the average market prices for the applicable period.
For the 2016 third quarter and the 2016 first three quarters, we excluded from our calculation of diluted earnings per share 62,018 shares underlying SARs that may be settled in shares of common stock because the exercise price of $77.42 of such SARs was greater than the average market price for the applicable period.
7. INVENTORY
The following table shows the composition of our inventory balances:

($ in thousands)	At September 30, 2017	At December 30, 2016
Finished goods(1)	$390,383	$337,949
Work-in-progress	1,964	39,486
Land and infrastructure(2)	338,149	330,728
Real estate inventory	730,496	708,163
Operating supplies and retail inventory	4,576	4,373
	$735,072	$712,536
_________________________

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes $66.0 million of inventory related to estimated future foreclosures at September 30, 2017.

We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. During the 2017 and 2016 first three quarters, product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $1.0 million and $12.2 million, respectively.
In addition to the above, at September 30, 2017, we had $49.1 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products. Furthermore, at September 30, 2017, we also had $305.8 million of commitments to acquire completed vacation ownership units as discussed below in Footnote No. 8, “Contingencies and Commitments.”
8. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of September 30, 2017, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $26.6 million, of which we expect $4.9 million, $12.9 million, $5.3 million, $1.3 million, $0.8 million and $1.4 million will be paid in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.

•
We have a commitment to purchase an operating property located in New York, New York for $158.5 million, of which $7.2 million is attributed to a related capital lease arrangement and recorded in Debt. We expect to acquire the units in the property in their current form, over time. We currently manage this property, which we have rebranded as Marriott Vacation Club Pulse, New York City. See Footnote No. 12, “Variable Interest Entities,” for additional information on this transaction. As of the end of the 2017 third quarter, we had expected to make payments for these units of $96.8 million and $61.7 million in 2018 and 2019, respectively. Subsequent to the 2017 third quarter, we amended the terms of this commitment and, as a result, we expect to make payments of $108.5 million and $61.7 million in 2019 and 2020, respectively, for these units.

•
We have a commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Asia Pacific segment, contingent upon completion of construction to agreed-upon standards within specified timeframes. We expect to complete the acquisition in 2019 and to make payments with respect to these units when specific construction milestones are completed, as follows: $7.8 million in 2017, $5.9 million in 2018 and $25.4 million in 2019.

•
We have a remaining commitment to purchase vacation ownership units located at our resort in Marco Island, Florida for $108.2 million, which we expect will be paid as follows: $23.7 million in 2018 and $84.5 million in 2019. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 12, “Variable Interest Entities,” for additional information on this transaction.

•
In addition to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016, we have operating lease commitments that expire in 2029. Our aggregate minimum lease payments under these contracts are $17.5 million, of which we expect $0.1 million, $0.4 million, $1.7 million, $1.7 million, $1.9 million and $11.7 million will be paid in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.

Surety bonds issued as of September 30, 2017 totaled $37.7 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Additionally, as of September 30, 2017, we had $4.6 million of letters of credit outstanding under our $250.0 million revolving credit facility (the “Revolving Corporate Credit Facility”).
Loss Contingencies
In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units (owners of two of which subsequently agreed to release their claims) at the resort formerly known as The Ritz-Carlton Club & Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint in Circuit Court for Maui County, Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We filed a motion in the Circuit Court to compel arbitration of plaintiffs’ claims. That motion was denied, but on appeal the Hawaii Intermediate Court of Appeals reversed. The Hawaii Supreme Court reversed the decision of the Intermediate Court of Appeals and reinstated the action in Circuit Court, which set the case for trial. We filed a petition with the United States Supreme Court seeking review of the Hawaii Supreme Court’s decision. In January 2016, the U.S. Supreme Court issued an order vacating the Hawaii Supreme Court’s decision and remanding the case with instructions to reconsider its ruling in light of a recent U.S. Supreme Court decision reiterating the obligation of courts to enforce arbitration agreements. On July 14, 2017, the Hawaii Supreme Court issued a decision reaffirming its prior ruling and remanding the case to the Circuit Court for trial. Our motion for reconsideration of that decision was denied on August 9, 2017. We dispute the material allegations in the amended complaint and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In June 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests (owners of two of which subsequently agreed to release their claims) at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration of the claims asserted by the plaintiffs. Plaintiffs appealed that decision to the Hawaii Intermediate Court of Appeals and also initiated arbitration. In July 2015, the Intermediate Court of Appeals reversed the decision of the Circuit Court and directed that the action be reinstated in the Circuit Court, based on the Hawaii Supreme Court’s decision in the Narayan case discussed above. On October 10, 2017, following the most recent action of the Hawaii Supreme Court in the Narayan case, the Circuit Court set the Charles case for trial beginning in January 2019. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In May 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of 69 fractional interests at the RCC San Francisco. The plaintiffs allege that the affiliation of the RCC San Francisco with our points-based Marriott Vacation Club Destinations (“MVCD”) program, certain alleged sales practices, and other acts we and the other defendants allegedly took caused an actionable decrease in the value of their fractional interests. The relief sought includes, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. Plaintiffs filed an amended complaint in April 2016. We filed a motion to dismiss, which the Court granted in part and denied in part on September 13, 2017. The Court also granted leave to plaintiffs to file a second amended complaint, which plaintiffs filed on October 17, 2017. We dispute the plaintiffs’ material allegations and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In March 2017, RCHFU, L.L.C. and other owners of 232 fractional interests at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) served an amended complaint in an action pending in the court against us, certain of our subsidiaries, and other third party defendants. The U.S. District Court for the District of Colorado has ordered that no further amendments will be permitted. The amended complaint alleges that the plaintiffs’ fractional interests were devalued by the affiliation of RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. We filed a motion to dismiss the amended complaint, which remains pending. We dispute the plaintiffs’ material allegations and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In May 2016, we, certain of our subsidiaries, and other third parties were named as defendants in an action filed in the U.S. District Court for the Middle District of Florida by Anthony and Beth Lennen. The case is filed as a putative class action; the plaintiffs seek to represent a class consisting of themselves and all other purchasers of MVCD points, from inception of the MVCD program in June 2010 to the present, as well as all individuals who own or have owned weeks in any resorts for which weeks have been added to the MVCD program. Plaintiffs challenge the characterization of the beneficial interests in the MVCD trust that are sold to customers as real estate interests under Florida law. They also challenge the structure of the trust and associated operational aspects of the trust product. The relief sought includes, among other things, declaratory relief, an unwinding of the MVCD product, and punitive damages. On September 15, 2016, we filed a motion to dismiss the complaint and a motion to stay the case pending referral of certain questions to Florida state regulators. On September 27, 2017, the Court granted the motion to dismiss and denied the motion to stay. The Court granted leave to plaintiffs to file an amended complaint, which plaintiffs filed on October 25, 2017. We dispute the plaintiffs’ material allegations and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
Other
In September 2017, over 20 of our properties were impacted by Hurricane Irma and Hurricane Maria and, as a result, we have accrued $1.7 million of expense for the estimated property damage insurance deductibles, which was recorded in the Gains and other income, net line on the Statement of Income.
During 2016, our properties in Hilton Head and Myrtle Beach, South Carolina were temporarily closed as a result of damage from Hurricane Matthew. In the 2017 third quarter, we received $8.7 million in net insurance proceeds related to the settlement of business interruption insurance claims arising from Hurricane Matthew, which were recorded in the Gains and other income line on the Statement of Income.
9. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in thousands)	At September 30, 2017	At December 30, 2016
Vacation ownership notes receivable securitizations, gross(1)	$906,701	$738,362
Unamortized debt issuance costs	(11,296)	(9,174)
	895,405	729,188

Convertible notes, gross(2)	230,000	—
Unamortized debt discount and issuance costs	(39,261)	—
	190,739	—

Non-interest bearing note payable	63,558	—
Unamortized debt discount(3)	(3,881)	—
	59,677	—

Other debt, gross	196	834
Unamortized debt issuance costs	(16)	(19)
	180	815

Capital leases	7,221	7,221
	$1,153,222	$737,224
_________________________

(1)	Interest rates as of September 30, 2017 range from 2.2% to 6.3% with a weighted average interest rate of 2.5%.

(2)	The effective interest rate as of September 30, 2017 was 4.7%.

(3)	Debt discount based on imputed interest rate of 6.0%.
See Footnote No. 12, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and our Warehouse Credit Facility.

The following table shows scheduled future principal payments for our debt as of September 30, 2017:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations(1)	Convertible Notes	Non-Interest Bearing Note Payable	Other Debt	Capital Leases	Total
Debt Principal Payments Year
2017, remaining	$26,213	$—	$—	$4	$—	$26,217
2018	98,949	—	32,680	4	7,221	138,854
2019	96,249	—	30,878	4	—	127,131
2020	98,215	—	—	5	—	98,220
2021	99,010	—	—	5	—	99,015
Thereafter	488,065	230,000	—	174	—	718,239
	$906,701	$230,000	$63,558	$196	$7,221	$1,207,676
_________________________

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
We paid cash for interest, net of amounts capitalized, of $15.6 million and $14.6 million in the 2017 first three quarters and the 2016 first three quarters, respectively.
Debt Associated with Vacation Ownership Notes Receivable Securitizations
During the 2017 third quarter, we completed the securitization of a pool of $360.8 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $350.0 million in vacation ownership loan backed notes from the MVW Owner Trust 2017-1 (the “2017-1 Trust”). Three classes of vacation ownership loan backed notes were issued by the 2017-1 Trust: $276.0 million of Class A Notes, $46.9 million of Class B Notes and $27.1 million of Class C Notes. The Class A Notes have an interest rate of 2.42 percent, the Class B Notes have an interest rate of 2.75 percent and the Class C Notes have an interest rate of 2.99 percent, for an overall weighted average interest rate of 2.51 percent.
Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the 2017 first three quarters, and as of September 30, 2017, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of September 30, 2017, we had 8 securitized vacation ownership notes receivable pools outstanding.
Convertible Notes
During the 2017 third quarter, we issued $230.0 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2022 (the “Convertible Notes”), which included the exercise in full of the over-allotment option we granted to the initial purchasers of the Convertible Notes to purchase up to an additional $30.0 million aggregate principal amount of Convertible Notes. The Convertible Notes are governed by an indenture dated September 25, 2017 (the “Indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). We received net proceeds from the offering of approximately $223.7 million after adjusting for debt issuance costs, including the discount to the initial purchasers.
The Convertible Notes bear interest at a rate of 1.50 percent, payable in cash semi-annually on March 15 and September 15 of each year beginning on March 15, 2018. The Convertible Notes mature on September 15, 2022, unless repurchased or converted in accordance with their terms prior to that date. On or after June 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at their option. The Convertible Notes are convertible at an initial rate of 6.7482 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $148.19 per share of our common stock). The conversion rate is subject to adjustment for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
Holders may convert their Convertible Notes prior to June 15, 2022 only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of that five consecutive trading day period was less than 98 percent of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events as described in the Indenture.
We may not redeem the Convertible Notes prior to their maturity date, and no sinking fund is provided for them. If we undergo a fundamental change, as described in the Indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes. The repurchase price as a result of a fundamental change is equal to 100 percent of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. If certain fundamental changes referred to in the Indenture as make-whole fundamental changes occur, the conversion rate applicable to the Convertible Notes may increase.
The Convertible Notes are our general senior unsecured obligations, ranking senior in right of payment to any future debt that is expressly subordinated in right of payment to the Convertible Notes and equally in right of payment with all of our existing and future liabilities that are not so subordinated. The Convertible Notes are effectively subordinated to all of our existing and future secured debt to the extent of the value of the assets securing such debt. The Convertible Notes are structurally subordinated to all of the existing and future liabilities and obligations of our subsidiaries. The Convertible Notes are not guaranteed by any of our subsidiaries.
There are no financial or operating covenants related to the Convertible Notes. The Indenture contains customary events of default with respect to the Convertible Notes and provides that upon the occurrence and continuation of certain events of default, the Trustee or the holders of at least 25 percent in aggregate principal amount of the Convertible Notes then outstanding, may declare all principal of, and accrued and any unpaid interest on, the Convertible Notes then outstanding to be immediately due and payable. In case of certain events of bankruptcy or insolvency involving the Company or certain of its subsidiaries, all of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become immediately due and payable.
In accounting for the issuance of the Convertible Notes, we separated the Convertible Notes into liability and equity components. We allocated $196.8 million of the Convertible Notes to the liability component, and $33.2 million to the equity component. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
We incurred issuance costs of $7.3 million related to the Convertible Notes. Issuance costs were allocated to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in stockholders' equity.
The following table shows the net carrying value of the Convertible Notes at September 30, 2017:

($ in thousands)
Liability component
Principal amount	$230,000
Unamortized debt discount	(33,076)
Unamortized debt issuance costs	(6,185)
$190,739

Equity component, net of issuance costs	$32,573

The following table shows the total interest expense related to the Convertible Notes for the 2017 third quarter and the 2017 first three quarters:

($ in thousands)
Contractual interest expense	$58
Amortization of debt discount	148
Amortization of debt issuance costs	26
$232
Convertible Note Hedges and Warrants
In connection with the offering of the Convertible Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock with two counterparties on each of September 20, 2017 and September 21, 2017 (“Convertible Note Hedges”), covering a total of approximately 1.55 million shares of our common stock at a cost of $33.2 million. The Convertible Note Hedges are subject to anti-dilution provisions substantially similar to those of the Convertible Notes, have a strike price that initially corresponds to the initial conversion price of the Convertible Notes, are exercisable by us upon any conversion under the Convertible Notes, and expire when the Convertible Notes mature. The cost of the Convertible Note Hedges is expected to be tax deductible as an original issue discount over the life of the Convertible Notes, as the Convertible Notes and the Convertible Note Hedges represent an integrated debt instrument for tax purposes. The cost of the Convertible Note Hedges was recorded as a reduction of Additional paid-in capital on our Balance Sheet as of September 30, 2017.
Concurrently with the entry into the Convertible Note Hedges, we separately entered into privately-negotiated warrant transactions (the “Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share. We received aggregate proceeds of approximately $20.3 million from the sale of the Warrants to the counterparties. Taken together, the Convertible Note Hedges and the Warrants are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion of the Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the Convertible Notes and to effectively increase the overall conversion price from $148.19 (or a conversion premium of 30 percent) to $176.68 per share (or a conversion premium of 55 percent). The Warrants will expire in ratable portions on a series of expiration dates commencing on December 15, 2022. The proceeds from the issuance of the Warrants were recorded as an increase to Additional paid-in capital on our Balance Sheet as of September 30, 2017.
The Convertible Notes, the Convertible Note Hedges and the Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of September 30, 2017, no Convertible Note Hedges or Warrants have been exercised.
Revolving Corporate Credit Facility
During the 2017 third quarter, we terminated our $200.0 million revolving credit facility (the “Previous Revolving Corporate Credit Facility”) and entered into a new Revolving Corporate Credit Facility with a borrowing capacity of $250.0 million, including a letter of credit sub-facility of $30.0 million, that terminates on August 16, 2022. All outstanding cash borrowings under our Previous Revolving Corporate Credit Facility were repaid in full prior to termination. The Revolving Corporate Credit Facility will provide support for our business, including ongoing liquidity and letters of credit. Borrowings under this facility generally bear interest at a floating rate plus an applicable margin that varies from 0.50 percent to 2.75 percent depending on the type of loan and our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 basis points per annum to 40 basis points per annum, also depending on our credit rating.
No cash borrowings were outstanding as of September 30, 2017 under our Revolving Corporate Credit Facility. Any amounts borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. As of September 30, 2017, we were in compliance with the applicable financial and operating covenants under the Revolving Credit Facility.

Warehouse Credit Facility
The Warehouse Credit Facility, which has a borrowing capacity of $250.0 million, allows for the securitization of vacation ownership notes receivable on a non-recourse basis. During the 2017 third quarter, we amended certain agreements associated with this facility (the “Warehouse Amendment”). The Warehouse Amendment requires us to comply with the financial covenants in the Revolving Corporate Credit Facility and eliminates the requirement to comply with the covenants contained in the Previous Revolving Corporate Credit Facility. The Warehouse Amendment did not modify the borrowing capacity or the term of the Warehouse Credit Facility. The Warehouse Credit Facility terminates on March 7, 2019 and if not renewed, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility.
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
As of September 30, 2017, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.
Non-Interest Bearing Note Payable
During the 2017 second quarter, we issued a non-interest bearing note payable in connection with the acquisition of vacation ownership units located on the Big Island of Hawaii. See Footnote No. 5, “Acquisitions and Dispositions,” for additional information regarding this transaction.
10. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 30, 2017, there were 36,857,186 shares of Marriott Vacations Worldwide common stock issued, of which 26,494,047 shares were outstanding and 10,363,139 shares were held as treasury stock. At December 30, 2016, there were 36,633,868 shares of Marriott Vacations Worldwide common stock issued, of which 26,990,306 shares were outstanding and 9,643,562 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 30, 2017 or December 30, 2016.
The following table details changes in shareholders’ equity during three quarters ended September 30, 2017:

($ in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at December 30, 2016	$366	$(606,631)	$1,162,283	$5,460	$346,341	$907,819
Impact of adoption of ASU 2016-09	—	—	371	—	(371)	—
Opening balance 2017	366	(606,631)	1,162,654	5,460	345,970	907,819
Net income	—	—	—	—	118,738	118,738
Foreign currency translation adjustments	—	—	—	11,626	—	11,626
Derivative instrument adjustment	—	—	—	70	—	70
Amounts related to share-based compensation	3	—	1,933	—	—	1,936
Repurchase of common stock	—	(83,067)	—	—	—	(83,067)
Dividends	—	—	—	—	(28,512)	(28,512)
Equity component of convertible notes, net of issuance costs	—	—	32,573	—	—	32,573
Purchase of convertible note hedges	—	—	(33,235)	—	—	(33,235)
Issuance of warrants	—	—	20,332	—	—	20,332
Employee stock plan issuance	—	564	378	—	—	942
Balance at September 30, 2017	$369	$(689,134)	$1,184,635	$17,156	$436,196	$949,222

Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 30, 2016	9,672,629	$608,439	$62.90
For the 2017 first three quarters	728,385	83,067	114.04
As of September 30, 2017	10,401,014	$691,506	$66.48
On August 1, 2017, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock under our existing share repurchase program and extended the duration of the program through May 31, 2018. As of September 30, 2017, our Board of Directors had authorized the repurchase of an aggregate of up to 11.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of September 30, 2017, 1.5 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
Dividends
We declared cash dividends to holders of common stock during the 2017 first three quarters as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 9, 2017	February 23, 2017	March 9, 2017	$0.35
May 11, 2017	May 25, 2017	June 8, 2017	$0.35
September 7, 2017	September 21, 2017	October 5, 2017	$0.35
Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.
11. SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”) for the benefit of our officers, directors and employees. Under the Stock Plan, we award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the Stock Plan. As of September 30, 2017, 1.4 million shares were available for grants under the Stock Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees for the following periods:

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)	(274 days)	(252 days)
Service based RSUs	$2,367	$2,065	$7,814	$6,618
Performance based RSUs	904	560	2,775	2,003
	3,271	2,625	10,589	8,621
SARs	627	514	1,760	1,374
Stock options	—	—	—	—
	$3,898	$3,139	$12,349	$9,995

The following table details our deferred compensation costs related to unvested awards:

($ in thousands)	At September 30, 2017	At December 30, 2016
Service based RSUs	$10,931	$9,000
Performance based RSUs	5,754	3,307
	16,685	12,307
SARs	1,626	1,146
Stock options	—	—
	$18,311	$13,453
Restricted Stock Units
We granted 111,992 service based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $95.57, to our employees and non-employee directors during the 2017 first three quarters. During the 2017 first three quarters, we also granted performance based RSUs, which are subject to performance based vesting conditions, to members of management. A maximum of 94,436 RSUs may be earned under the performance based RSUs granted during the 2017 first three quarters.
Stock Appreciation Rights
We granted 81,977 SARs, with a weighted average grant-date fair value of $27.63 and a weighted average exercise price of $97.53, to members of management during the 2017 first three quarters. We use the Black-Scholes model to estimate the fair value of the SARs granted. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the 2017 first three quarters:

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at September 30, 2017:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets:
Vacation ownership notes receivable, net of reserves	$875,237	$—	$875,237
Interest receivable	5,702	—	5,702
Restricted cash	34,413	—	34,413
Total	$915,352	$—	$915,352
Consolidated Liabilities:
Interest payable	$697	$42	$739
Debt	906,701	—	906,701
Total	$907,398	$42	$907,440
The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the 2017 third quarter:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$25,900	$638	$26,538
Interest expense to investors	$4,837	$474	$5,311
Debt issuance cost amortization	$947	$240	$1,187
Administrative expenses	$92	$37	$129
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the 2017 first three quarters:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$70,501	$2,331	$72,832
Interest expense to investors	$13,389	$1,325	$14,714
Debt issuance cost amortization	$2,677	$699	$3,376
Administrative expenses	$301	$116	$417

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities during the 2017 first three quarters and the 2016 first three quarters:

	Year to Date Ended
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Cash inflows:
Net proceeds from vacation ownership notes receivable securitizations	$346,469	$247,453
Principal receipts	170,920	118,015
Interest receipts	71,464	60,863
Reserve release	32	405
Total	588,885	426,736
Cash outflows:
Principal to investors	(159,305)	(105,863)
Voluntary repurchases of defaulted vacation ownership notes receivable	(22,356)	(22,025)
Interest to investors	(13,121)	(10,823)
Funding of restricted cash(1)	(1,804)	(51,770)
Total	(196,586)	(190,481)
Net Cash Flows	$392,299	$236,255
_________________________

(1)
Includes $50.0 million of the proceeds from the securitization transaction completed during the 2016 third quarter, which were released when the remaining vacation ownership notes receivable were purchased by the MVW Owner Trust 2016-1 subsequent to the end of the 2016 third quarter.

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity during the 2017 first three quarters and the 2016 first three quarters:

	Year to Date Ended
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Cash inflows:
Proceeds from vacation ownership notes receivable securitizations	$50,260	$126,622
Principal receipts	1,403	5,227
Interest receipts	2,093	5,048
Reserve release	296	909
Total	54,052	137,806
Cash outflows:
Principal to investors	(1,160)	(3,771)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(661)
Repayment of Warehouse Credit Facility	(49,100)	(122,190)
Interest to investors	(1,324)	(1,338)
Funding of restricted cash	(296)	(447)
Total	(51,880)	(128,407)
Net Cash Flows	$2,172	$9,399
Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $5.0 million upon presentation of demand notes related to certain vacation ownership notes receivable securitization transactions outstanding at September 30, 2017.

Other Variable Interest Entities
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote No. 8, “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of September 30, 2017, our Balance Sheet reflected $8.4 million in Property and equipment related to a capital lease and leasehold improvements and $7.2 million in Debt related to the capital lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of $0.5 million is included in the Accounts and contracts receivable line on the Balance Sheet as of September 30, 2017. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is $2.2 million as of September 30, 2017.
Pursuant to a commitment to repurchase an operating property located in Marco Island, Florida that was previously sold to a third-party developer, we acquired 36 completed vacation ownership units during the 2017 second quarter. Refer to Footnote No. 5, “Acquisitions and Dispositions” for additional information on this transaction. We remain obligated to repurchase the remaining portion of the operating property. Refer to Footnote No. 8, “Contingencies and Commitments” for additional information on our remaining commitment. The developer is a variable interest entity for which we are not the primary beneficiary as we do not control the variable interest entity’s development activities and cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. We are obligated to repurchase the remaining portion of the property from the developer contingent upon the property meeting our brand standards upon completion, provided that the third-party developer has not sold the property to another party. As of September 30, 2017, our Balance Sheet reflected $3.5 million of Inventory, $2.4 million of Other assets that relate to prepaid and other deposits, and $7.5 million of Other liabilities that relate to the deferral of gain recognition on the previous sale transaction and the deferral of revenue for development management services for the remaining purchase commitment, both of which will reduce our basis in the asset if we repurchase the property. In addition, a note receivable of $0.5 million is included in the Accounts and contracts receivable line on the Balance Sheet as of September 30, 2017. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1 million as of September 30, 2017.
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

Revenues

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016 (1)	September 30, 2017	September 9, 2016 (1)
($ in thousands)	(92 days)	(84 days)	(274 days)	(252 days)
North America	$437,801	$358,799	$1,341,430	$1,117,419
Asia Pacific	16,952	14,760	50,482	53,168
Europe	32,237	28,078	78,817	73,343
Total segment revenues	486,990	401,637	1,470,729	1,243,930
Corporate and other	—	—	—	—
	$486,990	$401,637	$1,470,729	$1,243,930
_________________________

(1)	Includes an immaterial reclassification of activity between the North America and Asia Pacific segments.
Net Income

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016 (1)	September 30, 2017	September 9, 2016 (1)
($ in thousands)	(92 days)	(84 days)	(274 days)	(252 days)
North America	$103,904	$82,294	$327,210	$282,242
Asia Pacific	(472)	1,191	(552)	(423)
Europe	6,766	4,536	10,939	7,079
Total segment financial results	110,198	88,021	337,597	288,898
Corporate and other	(47,069)	(47,173)	(156,720)	(146,718)
Provision for income taxes	(22,367)	(14,041)	(62,139)	(54,656)
	$40,762	$26,807	$118,738	$87,524
_________________________

(1)	Includes an immaterial reclassification of activity between the North America and Asia Pacific segments.
Assets

($ in thousands)	At September 30, 2017	At December 30, 2016
North America	$2,102,691	$1,968,021
Asia Pacific	131,486	102,348
Europe	67,433	62,245
Total segment assets	2,301,610	2,132,614
Corporate and other	521,426	258,805
	$2,823,036	$2,391,419

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
The risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, and which may be discussed in subsequent Quarterly Reports on Form 10-Q, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
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
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of September 30, 2017, our portfolio consisted of over 65 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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

The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each:

Reporting Period	Date Range	Number of Days
2017 third quarter	July 1, 2017 — September 30, 2017	92
2016 third quarter	June 18, 2016 — September 9, 2016	84
2017 first three quarters	December 31, 2016 — September 30, 2017	274
2016 first three quarters	January 2, 2016 — September 9, 2016	252
2017 fiscal year	December 31, 2016 — December 31, 2017	366
2016 fiscal year	January 2, 2016 — December 30, 2016	364
As a result of the change in our financial reporting calendar, we had eight more days in the 2017 third quarter than we had in the 2016 third quarter, and 22 more days in the 2017 first three quarters than we had in the 2016 first three quarters. We estimate that 2016 third quarter contract sales would have been approximately $17 million higher and that 2016 first three quarters contract sales would have been approximately $43 million higher on a comparable basis. Prior year results have not been restated for the impact of the change in our financial reporting calendar.
2017 Hurricane Activity
During the third quarter of 2017, over 20 properties within our North America segment were negatively impacted by one or both of Hurricane Irma and Hurricane Maria (the “Hurricanes”). As a result of the mandatory evacuations, shutdowns and cancellations of reservations and scheduled tours resulting from the Hurricanes, the sales operations at several of our locations, primarily those located on St. Thomas (USVI) and on Marco Island and Singer Island in Florida, were adversely impacted along with rental and ancillary operations.
While many of the properties and sales centers impacted by the Hurricanes were fully or partially open by the end of September, two resorts and a sales center on St. Thomas remain closed and we are not currently in a position to predict when they will reopen. Further, while some of the properties were fully or partially open, many of the operations will continue to ramp-up throughout the fourth quarter of 2017, and potentially into 2018. We have estimated the impact these Hurricanes had on our third quarter contract sales and tours and included them in our discussion of the results below. Given the continued ramp-up throughout the fourth quarter of 2017, we expect additional impacts on our fourth quarter contract sales and tours. We expect to submit a claim for our business interruption losses as well as property damage experienced by both us and our owners’ associations from these Hurricanes; however, we cannot quantify the extent of any such mitigation at this time and we do not expect any insurance proceeds to be received in 2017.
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
Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Year to Date Ended
	September 30, 2017	September 9, 2016
	(274 days)	(252 days)
Average FICO score	743	742
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
Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. Financing propensity was 60.1 percent in the 2016 fiscal year and 64.9 percent in the 2017 first three quarters, reflecting successful incentive programs that have been helping to increase financing propensity. We expect financing propensity in 2017 to approximate 65 percent as we intend to continue to offer the financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.

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

	Year to Date Ended
	September 30, 2017	September 9, 2016
	(274 days)	(252 days)
Historical default rates	2.8%	3.0%
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

Consolidated Results
The following discussion presents an analysis of our results of operations for the 2017 third quarter compared to the 2016 third quarter, and the 2017 first three quarters compared to the 2016 first three quarters.

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)	(274 days)	(252 days)
REVENUES
Sale of vacation ownership products	$180,522	$131,012	$543,687	$415,831
Resort management and other services	76,882	70,185	229,004	208,049
Financing	34,685	29,066	99,326	86,944
Rental	81,177	73,776	250,621	229,133
Cost reimbursements	113,724	97,598	348,091	303,973
TOTAL REVENUES	486,990	401,637	1,470,729	1,243,930
EXPENSES
Cost of vacation ownership products	42,826	34,779	131,589	104,149
Marketing and sales	100,527	79,017	305,217	236,348
Resort management and other services	44,696	39,825	130,349	123,695
Financing	5,062	4,581	12,528	11,782
Rental	71,048	60,970	211,643	191,658
General and administrative	26,666	22,151	83,739	72,871
Litigation settlement	2,033	—	2,216	(303)
Consumer financing interest	6,498	5,361	18,090	15,840
Royalty fee	15,220	14,624	47,597	42,007
Cost reimbursements	113,724	97,598	348,091	303,973
TOTAL EXPENSES	428,300	358,906	1,291,059	1,102,020
Gains and other income, net	6,977	454	6,752	11,129
Interest expense	(2,642)	(2,262)	(5,180)	(6,331)
Other	104	(75)	(365)	(4,528)
INCOME BEFORE INCOME TAXES	63,129	40,848	180,877	142,180
Provision for income taxes	(22,367)	(14,041)	(62,139)	(54,656)
NET INCOME	$40,762	$26,807	$118,738	$87,524

Contract Sales
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Contract sales
Vacation ownership
North America	$179,227	$150,964	$28,263	19%
Asia Pacific	12,569	11,169	1,400	13%
Europe	6,664	7,698	(1,034)	(13%)
Total contract sales	$198,460	$169,831	$28,629	17%
The changes in contract sales are described within the discussions of our segment results below. Our 2017 third quarter had eight more days than our 2016 third quarter due to the change to an end-of-month quarterly reporting cycle in 2017. We estimate that 2016 third quarter contract sales would have been approximately $17 million higher on a comparable basis. We estimate the Hurricanes negatively impacted contract sales by $12 million in the 2017 third quarter.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Contract sales
Vacation ownership
North America	$547,546	$436,214	$111,332	26%
Asia Pacific	36,131	31,049	5,082	16%
Europe	18,509	22,054	(3,545)	(16%)
Total contract sales	$602,186	$489,317	$112,869	23%
The changes in contract sales are described within the discussions of our segment results below. Our 2017 first three quarters had 22 more days than our 2016 first three quarters due to the change to an end-of-month quarterly reporting cycle in 2017. We estimate that 2016 first three quarters contract sales would have been approximately $43 million higher on a comparable basis. We estimate the Hurricanes negatively impacted contract sales by $12 million in the 2017 first three quarters.
Sale of Vacation Ownership Products
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Contract sales	$198,460	$169,831	$28,629	17%
Revenue recognition adjustments:
Reportability	1,135	(18,994)	20,129
Sales reserve	(11,740)	(13,872)	2,132
Other(1)	(7,333)	(5,953)	(1,380)
Sale of vacation ownership products	$180,522	$131,012	$49,510	38%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a positive impact in the 2017 third quarter due to a decrease in the amount of sales that remained in the rescission period as of the end of the quarter. Revenue reportability had a negative impact in the 2016 third quarter due to a decrease in the amount of sales that met the down payment requirement for revenue reportability during the period and an increase in the amount of sales that remained in the rescission period as of the end of the quarter.

The lower sales reserve reflected a lower required reserve in the 2017 third quarter ($2.7 million) due to lower default and delinquency activity, an unfavorable sales reserve adjustment in our North America segment in the 2016 third quarter ($0.9 million), and a favorable sales reserve adjustment in our Asia Pacific segment in the 2017 third quarter ($0.7 million), partially offset by higher vacation ownership contract sales volume ($2.2 million).
The increase in other adjustments for sales incentives was driven by an increase in the utilization of plus points as a sales incentive in our North America segment in the 2017 third quarter due to the higher vacation ownership contract sales.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Contract sales	$602,186	$489,317	$112,869	23%
Revenue recognition adjustments:
Reportability	1,150	(17,029)	18,179
Sales reserve	(38,597)	(33,447)	(5,150)
Other(1)	(21,052)	(23,010)	1,958
Sale of vacation ownership products	$543,687	$415,831	$127,856	31%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a positive impact in the 2017 first three quarters due to an increase in the amount of sales that met the down payment requirement for revenue reportability during the period, partially offset by an increase in the amount of sales that remained in the rescission period as of the end of the period. Revenue reportability had a negative impact in the 2016 first three quarters due to a decrease in the amount of sales that met the down payment requirement for revenue reportability during the period and an increase in the amount of sales that remained in the rescission period as of the end of the period.
The higher sales reserve reflected the higher vacation ownership contract sales volume ($6.8 million of the increase), partially offset by an unfavorable sales reserve adjustment in our North America segment in the 2016 third quarter ($0.9 million) and a favorable sales reserve adjustment in our Asia Pacific segment in the 2017 third quarter ($0.7 million).
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in our North America segment in the 2017 first three quarters.
Development Margin
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Sale of vacation ownership products	$180,522	$131,012	$49,510	38%
Cost of vacation ownership products	(42,826)	(34,779)	(8,047)	(23%)
Marketing and sales	(100,527)	(79,017)	(21,510)	(27%)
Development margin	$37,169	$17,216	$19,953	116%
Development margin percentage	20.6%	13.1%	7.5 pts
The increase in development margin reflected the following:

•	$13.1 million of favorable revenue reportability compared to the 2016 third quarter;

•	$5.5 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$4.5 million from a favorable mix of lower cost real estate inventory being sold; and

•	$3.4 million from lower sales reserve activity.
These increases in development margin were partially offset by $6.5 million from higher marketing and sales costs (of which $1.1 million was due to the ramp-up of our six newest sales distributions).

The 7.5 percentage point increase in the development margin percentage reflected a 6.9 percentage point increase due to the favorable revenue reportability year-over-year, a 2.5 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the 2017 third quarter, a 1.4 percentage point increase from the lower sales reserve activity, and a 0.3 percentage point increase from the higher North America vacation ownership contract sales (which have a development margin that is higher than the company-wide average). These increases were partially offset by a 3.6 percentage point decline due to higher marketing and sales costs (of which 0.6 percentage points was due to the higher ramp-up expenses associated with our newest sales distributions). We estimate the Hurricanes negatively impacted development margin percentage by 0.5 percentage points in the 2017 third quarter.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Sale of vacation ownership products	$543,687	$415,831	$127,856	31%
Cost of vacation ownership products	(131,589)	(104,149)	(27,440)	(26%)
Marketing and sales	(305,217)	(236,348)	(68,869)	(29%)
Development margin	$106,881	$75,334	$31,547	42%
Development margin percentage	19.7%	18.1%	1.6 pts
The increase in development margin reflected the following:

•	$27.4 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$18.5 million from a favorable mix of lower cost real estate inventory being sold;

•	$11.7 million of favorable revenue reportability compared to the 2016 first three quarters; and

•	$1.6 million from lower sales reserve activity.
  These increases in development margin were partially offset by the following:

•	$14.9 million from higher marketing and sales costs (of which $6.3 million was due to the ramp-up of our six newest sales distributions);

•
$11.2 million of unfavorable changes in product cost true-up activity ($1.0 million of favorable true-up activity in the 2017 first three quarters compared to $12.2 million of favorable true-up activity in the 2016 first three quarters); and

•	$1.6 million from higher other development and inventory expenses.
The 1.6 percentage point increase in the development margin percentage reflected a 3.4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the 2017 first three quarters, a 2.0 percentage point increase due to the favorable revenue reportability year-over-year, a 0.9 percentage point increase from the higher North America vacation ownership contract sales (which have a development margin that is higher than the company-wide average) and a 0.3 percentage point increase from the lower sales reserve activity. These increases were partially offset by a 2.0 percentage point decrease due to the unfavorable changes in product cost true-up activity year-over-year, a 2.7 percentage point decline due to higher marketing and sales costs (of which 1.2 percentage points was due to the higher ramp-up expenses associated with our newest sales distributions) and a 0.3 percentage point decrease from higher other development and inventory expenses.

Resort Management and Other Services Revenues, Expenses and Margin
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Management fee revenues	$22,249	$19,460	$2,789	14%
Ancillary revenues	31,095	30,471	624	2%
Other services revenues	23,538	20,254	3,284	16%
Resort management and other services revenues	76,882	70,185	6,697	10%
Resort management and other services expenses	(44,696)	(39,825)	(4,871)	(12%)
Resort management and other services margin	$32,186	$30,360	$1,826	6%
Resort management and other services margin percentage	41.9%	43.3%	(1.4 pts)
The increase in resort management and other services revenues reflected $2.8 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $2.1 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $1.2 million of higher resales commissions and other revenues and $0.6 million of higher ancillary revenues. The increase in ancillary revenues included $2.3 million of higher revenues from food and beverage and golf offerings at our resorts, partially offset by $1.7 million of lower revenue due to outsourcing multiple operations in our North America segment.
The improvement in the resort management and other services margin reflected the increases in revenue, partially offset by $4.9 million of higher expenses. Compared to the 2016 third quarter, expenses in the 2017 third quarter included $3.2 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $2.6 million of higher customer service expenses and expenses associated with the MVCD program, and $0.9 million of higher resales and other expenses, partially offset by $1.8 million of lower expenses due to outsourcing multiple operations in our North America segment.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Management fee revenues	$65,680	$57,311	$8,369	15%
Ancillary revenues	91,404	92,142	(738)	(1%)
Other services revenues	71,920	58,596	13,324	23%
Resort management and other services revenues	229,004	208,049	20,955	10%
Resort management and other services expenses	(130,349)	(123,695)	(6,654)	(5%)
Resort management and other services margin	$98,655	$84,354	$14,301	17%
Resort management and other services margin percentage	43.1%	40.5%	2.6 pts
The increase in resort management and other services revenues reflected $8.4 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $5.3 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $2.7 million of higher refurbishment revenue due to an increase in the number of refurbishment projects completed in the 2017 first three quarters, $3.1 million of higher resales commissions, brand fees and other revenues and $2.2 million of higher settlement fees due to an increase in the number of closed contracts in the 2017 first three quarters. These increases were partially offset by $0.7 million of lower ancillary revenues. The decline in ancillary revenues included $6.2 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the 2016 second quarter) and $5.4 million of lower revenue due to outsourcing multiple operations in our North America segment, partially offset by $10.9 million of higher revenues from food and beverage and golf offerings at our resorts.
The improvement in the resort management and other services margin reflected the increases in revenue, partially offset by $6.7 million of higher expenses. The higher expenses included $8.9 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $5.4 million of higher customer service expenses and expenses associated with the MVCD program, $2.1 million of higher refurbishment expenses due to an increase in the number of projects being refurbished in the 2017 first three quarters and $0.8 million of higher resales and other expenses, partially offset by $5.5 million of lower ancillary expenses from the operating property in Surfers Paradise, Australia and $5.0 million of lower ancillary expenses due to outsourcing multiple operations in our North America segment.
The ancillary revenue producing portions of the operating property in Surfers Paradise, Australia were included in the portion of the operating property sold in the second quarter of 2016. Therefore, we do not anticipate future ancillary revenues or expenses at this property.
Financing Revenues, Expenses and Margin
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Interest income	$32,945	$27,703	$5,242	19%
Other financing revenues	1,740	1,363	377	28%
Financing revenues	34,685	29,066	5,619	19%
Financing expenses	(5,062)	(4,581)	(481)	(10%)
Consumer financing interest expense	(6,498)	(5,361)	(1,137)	(21%)
Financing margin	$23,125	$19,124	$4,001	21%
Financing propensity	65.8%	63.4%
The increase in financing revenues was due to a $147 million increase in the average gross vacation ownership notes receivable balance ($7.4 million) and higher other financing revenues ($0.4 million), partially offset by financing program incentive costs ($1.4 million) and a decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.8 million).
The increase in financing margin reflected the higher financing revenues, partially offset by higher other expenses and higher consumer financing interest expense. The higher other expenses were due to an increase in variable expenses associated with the increase in the average gross vacation ownership notes receivable balance. The higher consumer financing interest expense was due to a higher average outstanding debt balance and the change to an end-of-month quarterly reporting cycle in 2017 that resulted in eight additional days in the 2017 third quarter.
We expect financing propensity for the 2017 fiscal year to approximate 65 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Interest income	$94,104	$82,730	$11,374	14%
Other financing revenues	5,222	4,214	1,008	24%
Financing revenues	99,326	86,944	12,382	14%
Financing expenses	(12,528)	(11,782)	(746)	(6%)
Consumer financing interest expense	(18,090)	(15,840)	(2,250)	(14%)
Financing margin	$68,708	$59,322	$9,386	16%
Financing propensity	64.9%	59.1%
The increase in financing revenues was due to a $111 million increase in the average gross vacation ownership notes receivable balance ($18.8 million) and higher other financing revenues ($1.0 million), partially offset by financing program incentive costs ($5.2 million) and a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable ($2.2 million).
The increase in financing margin reflected the higher financing revenues, partially offset by higher consumer financing interest expense and higher other expenses. The higher other expenses were due to an increase in variable expenses associated with the increase in the average gross vacation ownership notes receivable balance. The higher consumer financing interest expense was due to a higher average outstanding debt balance and the change to an end-of-month quarterly reporting cycle in 2017 that resulted in 22 additional days in the 2017 first three quarters.
We expect financing propensity for the 2017 fiscal year to approximate 65 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
Rental Revenues, Expenses and Margin
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Rental revenues	$81,177	$73,776	$7,401	10%
Unsold maintenance fees	(19,186)	(18,475)	(711)	(4%)
Other rental expenses	(51,862)	(42,495)	(9,367)	(22%)
Rental margin	$10,129	$12,806	$(2,677)	(21%)
Rental margin percentage	12.5%	17.4%	(4.9 pts)

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
	(92 days)	(84 days)
Transient keys rented(1)	323,985	287,911	36,074	13%
Average transient key rate	$213.20	$218.46	$(5.26)	(2%)
Resort occupancy	89.1%	91.7%	(2.6 pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia prior to their respective conversions to vacation ownership inventory.

The increase in rental revenues was due to a 13 percent increase in transient keys rented ($7.9 million) driven by a 20 percent increase in available keys, $1.1 million of higher plus points revenue (which is recognized when the points are redeemed or expire) and a $0.7 million increase in preview keys rented and other revenue, partially offset by a 2 percent lower average transient rate ($1.7 million) and $0.6 million of revenue in the 2016 third quarter at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory.
The decrease in rental margin reflected higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees. These higher expenses more than offset the higher rental revenues net of direct variable expenses (such as housekeeping) and the $1.1 million increase in plus points revenue.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Rental revenues	$250,621	$229,133	$21,488	9%
Unsold maintenance fees	(57,085)	(48,811)	(8,274)	(17%)
Other rental expenses	(154,558)	(142,847)	(11,711)	(8%)
Rental margin	$38,978	$37,475	$1,503	4%
Rental margin percentage	15.6%	16.4%	(0.8 pts)

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
	(274 days)	(252 days)
Transient keys rented(1)	984,198	864,945	119,253	14%
Average transient key rate	$217.89	$220.06	$(2.17)	(1%)
Resort occupancy	88.7%	89.3%	(0.6 pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia prior to their respective conversions to vacation ownership inventory.

The increase in rental revenues was due to a 14 percent increase in transient keys rented ($26.2 million) driven by a 15 percent increase in available keys, a $4.3 million increase in preview keys rented and other revenue and $2.6 million of higher plus points revenue (which is recognized when the points are redeemed or expire), partially offset by $6.1 million of revenue in the 2016 first three quarters from the operating property in Surfers Paradise, Australia prior to the conversion of the property to vacation ownership inventory (a portion of which was disposed of in the second quarter of 2016), $3.4 million of revenue in the 2016 first three quarters at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory and a 1 percent lower average transient rate ($2.1 million).
The increase in rental margin reflected the $2.6 million increase in plus points revenue and higher rental revenues net of direct variable expenses (such as housekeeping), partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.
Cost Reimbursements
2017 Third Quarter
Cost reimbursements increased $16.1 million, or 17 percent, over the 2016 third quarter, reflecting an increase of $9.5 million due to the change to an end-of-month quarterly reporting cycle in 2017, $5.3 million due to higher costs, $1.0 million due to additional managed unit weeks in the 2017 third quarter and a $0.3 million impact from foreign exchange rates in our Europe segment.
2017 First Three Quarters
Cost reimbursements increased $44.1 million, or 15 percent, over the 2016 first three quarters, reflecting an increase of $22.4 million due to the change to an end-of-month quarterly reporting cycle in 2017, $17.3 million due to higher costs and $4.7 million due to additional managed unit weeks in the 2017 first three quarters, partially offset by a $0.3 million negative impact from foreign exchange rates in our Europe segment.
General and Administrative
2017 Third Quarter
General and administrative expenses increased $4.5 million due to approximately $2.0 million from the change to an end-of-month quarterly reporting cycle in 2017 and $2.5 million due to higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
2017 First Three Quarters
General and administrative expenses increased $10.9 million due to approximately $6.0 million from the change to an end-of-month quarterly reporting cycle in 2017 and $6.4 million due to higher personnel related and other expenses, partially offset by $1.5 million of lower litigation related costs. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.

Royalty Fee
2017 Third Quarter
Royalty fee expense increased $0.6 million in the 2017 third quarter (from $14.6 million to $15.2 million) due to an increase in the dollar volume of closings ($0.5 million), the change to an end-of-month quarterly reporting cycle in 2017 that resulted in eight additional days in the 2017 third quarter ($1.0 million) and a contractual increase late in 2016 in the fixed portion of the royalty fee owed to Marriott International ($0.5 million), partially offset by $1.4 million of lower costs due to an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent).
2017 First Three Quarters
Royalty fee expense increased $5.6 million in the 2017 first three quarters (from $42.0 million to $47.6 million) due to an increase in the dollar volume of closings ($3.0 million), the change to an end-of-month quarterly reporting cycle in 2017 that resulted in 22 additional days in the 2017 first three quarters ($2.9 million) and a contractual increase late in 2016 in the fixed portion of the royalty fee owed to Marriott International ($1.7 million), partially offset by $2.0 million of lower costs due to an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent).
Interest Expense
2017 Third Quarter
Interest expense increased $0.4 million due to $0.9 million of imputed interest on a non-interest bearing note payable associated with the acquisition of vacation ownership units located on the Big Island of Hawaii, $0.4 million of higher other expenses and $0.2 million of interest expense associated with the Convertible Notes that were issued during the 2017 third quarter, partially offset by $1.1 million of expense incurred in the 2016 third quarter associated with the mandatorily redeemable preferred stock of a consolidated subsidiary. Due to the redemption of the mandatorily redeemable preferred stock in 2016, we will not incur further interest expense associated with this liability in the future.
2017 First Three Quarters
Interest expense decreased $1.2 million due to $3.4 million of expense incurred in the 2016 first three quarters associated with the mandatorily redeemable preferred stock of a consolidated subsidiary that we redeemed in 2016, partially offset by $1.4 million of imputed interest on a non-interest bearing note payable associated with the acquisition of vacation ownership units located on the Big Island of Hawaii, $0.6 million of higher other expenses and $0.2 million of interest expense associated with the Convertible Notes that were issued during the 2017 third quarter.
Gains and Other Income, Net
2017 First Three Quarters
In the 2017 third quarter, we recorded $7.0 million of gains and other income, including $8.7 million in net insurance proceeds related to the settlement of business interruption insurance claims arising from Hurricane Matthew, partially offset by a charge of $1.7 million associated with the estimated property damage insurance deductibles and impairment of property and equipment at several of our resorts, primarily in Florida and the Caribbean, that were impacted by Hurricane Irma and Hurricane Maria.
In the 2017 second quarter, we recorded $0.2 million of miscellaneous losses and other expense.
2016 First Three Quarters
In the 2016 third quarter, we recorded a $0.5 million favorable true-up of estimated costs related to the sale of the portion of the operating property in Surfers Paradise, Australia in the 2016 second quarter that we did not intend to convert to vacation ownership inventory.
In the 2016 second quarter, we recorded a $10.5 million gain on the disposition of excess inventory at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), the reversal of the remaining $1.7 million accrual associated with the disposition of a golf course and related assets in Kauai, Hawaii because we no longer expected to incur additional costs in connection with this sale and a $1.5 million loss on the sale of the portion of the operating property in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory.

Other
2017 First Three Quarters
During the 2017 first three quarters, we incurred $0.6 million of acquisition costs.
2016 First Three Quarters
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
During the 2016 third quarter, we incurred $0.1 million of acquisition costs.
Income Tax
2017 Third Quarter
Our provision for income taxes increased $8.4 million (from $14.0 million to $22.4 million) from the 2016 third quarter. The increase was primarily due to an increase in U.S. earnings.
2017 First Three Quarters
Our provision for income taxes increased $7.4 million (from $54.7 million to $62.1 million) from the 2016 first three quarters. The increase was primarily due to increases in U.S. and foreign earnings, partially offset by the favorable impact of the adoption of ASU 2016-09. See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for additional information on ASU 2016-09.
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

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)	(274 days)	(252 days)
Net income	$40,762	$26,807	$118,738	$87,524
Interest expense	2,642	2,262	5,180	6,331
Tax provision	22,367	14,041	62,139	54,656
Depreciation and amortization	5,610	4,679	15,802	14,856
EBITDA	71,381	47,789	201,859	163,367
Non-cash share-based compensation	3,898	3,139	12,349	9,995
Certain items	(1,327)	(316)	(308)	(6,994)
Adjusted EBITDA	$73,952	$50,612	$213,900	$166,368
2017 Third Quarter
The certain items for the 2017 third quarter consisted of $8.7 million in net insurance proceeds related to the settlement of business interruption insurance claims arising from Hurricane Matthew and a charge of $1.7 million associated with the estimated property damage insurance deductibles at several of our properties, primarily in Florida and the Caribbean, that were impacted by Hurricane Irma and Hurricane Maria (both of which were recorded in gains and other income), $3.7 million of variable compensation expense related to the impact of the Hurricanes, $2.0 million of litigation settlement expenses and a $0.1 million favorable true up of previously recorded acquisition costs. These exclusions decreased EBITDA by $1.3 million.
The certain items for the 2016 third quarter consisted of $0.5 million of gains and other income and $0.1 million of acquisition costs. These exclusions decreased EBITDA by $0.3 million.
2017 First Three Quarters
The certain items for the 2017 first three quarters consisted of $8.7 million in net insurance proceeds related to the settlement of business interruption insurance claims arising from Hurricane Matthew and a charge of $1.7 million associated with the estimated property damage insurance deductibles at several of our properties, primarily in Florida and the Caribbean, that were impacted by Hurricane Irma and Hurricane Maria (both of which were recorded in gains and other income), $3.7 million of variable compensation expense related to the impact of the Hurricanes, $2.2 million of litigation settlement expenses, $0.6 million of acquisition costs and $0.2 million of losses and other expense. These exclusions decreased EBITDA by $0.3 million.
The certain items for the 2016 first three quarters consisted of $11.1 million of gains and other income, $4.7 million of acquisition costs, a $0.3 million reversal of litigation settlement expense, and $0.3 million of profit from the operations of the portion of the property we acquired in Surfers Paradise, Australia in 2015 that we sold in the second quarter of 2016. These exclusions decreased EBITDA by $7.0 million.
Business Segments
Our business is grouped into three reportable business segments: North America, Asia Pacific and Europe. See Footnote No. 13, “Business Segments,” to our Financial Statements for further information on our segments.

North America
The following discussion presents an analysis of our results of operations for the North America segment for the 2017 third quarter compared to the 2016 third quarter, and the 2017 first three quarters compared to the 2016 first three quarters.

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)	(274 days)	(252 days)
REVENUES
Sale of vacation ownership products	$163,454	$116,184	$495,958	$373,341
Resort management and other services	68,236	62,956	206,830	182,665
Financing	32,854	27,438	93,812	81,699
Rental	69,458	63,387	224,588	201,524
Cost reimbursements	103,799	88,834	320,242	278,190
TOTAL REVENUES	437,801	358,799	1,341,430	1,117,419
EXPENSES
Cost of vacation ownership products	37,404	30,134	116,715	89,876
Marketing and sales	87,308	67,662	266,962	202,888
Resort management and other services	37,453	33,849	111,664	101,322
Rental	62,236	53,131	187,141	164,680
Litigation settlement	2,033	—	2,033	(303)
Royalty fee	1,956	2,813	7,684	6,753
Cost reimbursements	103,799	88,834	320,242	278,190
TOTAL EXPENSES	332,189	276,423	1,012,441	843,406
(Losses) gains and other (expense) income, net	(1,754)	(27)	(1,950)	12,297
Other	46	(55)	171	(4,068)
SEGMENT FINANCIAL RESULTS	$103,904	$82,294	$327,210	$282,242
Contract Sales
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Contract sales
Vacation ownership	$179,227	$150,964	$28,263	19%
Total contract sales	$179,227	$150,964	$28,263	19%
The increase in North America vacation ownership contract sales reflected a $30.7 million increase in sales at on-site sales locations, partially offset by a $2.3 million decrease in sales at off-site (non tour-based) sales locations and a $0.1 million decrease in fractional sales as we continue to sell through remaining luxury inventory. Our 2017 third quarter had eight more days than our 2016 third quarter due to the change to an end-of-month quarterly reporting cycle in 2017. We estimate that 2016 third quarter contract sales would have been approximately $15 million higher on a comparable basis, the majority of which would have occurred at on-site sales locations. We estimate the Hurricanes negatively impacted contract sales by $12 million in the 2017 third quarter.
The increase in sales at North America on-site locations reflected an 18 percent increase in the number of tours and a 3 percent increase in VPG to $3,482 in the 2017 third quarter from $3,371 in the 2016 third quarter. The increase in the number of tours was due to increases in both owner tours and first time buyer tours, and was driven by programs that were implemented in 2015 or later to generate additional tours. The 18 percent increase in the number of total tours included an increase of approximately 11 percent due to the change in the financial reporting calendar in 2017 and an increase of 9 percent from new sales locations, partially offset by a decrease of 2 percent from existing sales locations. We estimate the Hurricanes negatively impacted the year over year change in tours by roughly 6.5 percent; the vast majority of this impact was at our exiting sales locations. The increase in VPG resulted from a 0.2 percentage point increase in closing efficiency and higher pricing. The sales at North America off-site locations were negatively impacted by lower sales in Latin America.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Contract sales
Vacation ownership	$547,546	$436,214	$111,332	26%
Total contract sales	$547,546	$436,214	$111,332	26%
The increase in North America vacation ownership contract sales reflected a $116.0 million increase in sales at on-site sales locations, partially offset by a $4.3 million decrease in sales at off-site (non tour-based) sales locations and a $0.4 million decrease in fractional sales as we continue to sell through remaining luxury inventory. Our 2017 first three quarters had 22 more days than our 2016 first three quarters due to the change to an end-of-month quarterly reporting cycle in 2017. We estimate that 2016 first three quarters contract sales would have been approximately $38 million higher on a comparable basis, the majority of which would have occurred at on-site sales locations. We estimate the Hurricanes negatively impacted contract sales by $12 million in the 2017 first three quarters.
The increase in sales at North America on-site locations reflected a 23 percent increase in the number of tours and a 5 percent increase in VPG to $3,580 in the 2017 first three quarters from $3,414 in the 2016 first three quarters. The increase in the number of tours was due to increases in both owner tours and first time buyer tours, and was driven by programs that were implemented in 2015 or later to generate additional tours. The 23 percent increase in the number of total tours included an increase of approximately 11 percent due to the change in the financial reporting calendar in 2017, an increase of 9 percent from new sales locations and an increase of 3 percent from existing sales locations. We estimate the Hurricanes negatively impacted the year over year change in tours by nearly 3 percent; the vast majority of this impact was at our exiting sales locations. The increase in VPG resulted from a 0.3 percentage point increase in closing efficiency and higher pricing. The sales at North America off-site locations were negatively impacted by lower sales in Latin America, which were negatively impacted by currency fluctuations.
Sale of Vacation Ownership Products
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Contract sales	$179,227	$150,964	$28,263	19%
Revenue recognition adjustments:
Reportability	1,446	(16,853)	18,299
Sales reserve	(10,277)	(11,923)	1,646
Other(1)	(6,942)	(6,004)	(938)
Sale of vacation ownership products	$163,454	$116,184	$47,270	41%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability positively impacted the 2017 third quarter due to a decrease in the amount of sales that remained in the rescission period as of the end of the quarter. Revenue reportability negatively impacted the 2016 third quarter due to a decrease in the amount of sales that met the down payment requirement for revenue reportability during the period and an increase in the amount of sales that remained in the rescission period as of the end of the quarter.
The lower sales reserve reflected a lower required reserve in the 2017 third quarter ($2.9 million) due to lower default and delinquency activity and an unfavorable sales reserve adjustment in the 2016 third quarter ($0.9 million), partially offset by the higher vacation ownership contract sales volume ($2.2 million of the increase).
The increase in other adjustments for sales incentives was driven by an increase in the utilization of plus points as a sales incentive in the 2017 third quarter due to the higher vacation ownership contract sales.

2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Contract sales	$547,546	$436,214	$111,332	26%
Revenue recognition adjustments:
Reportability	1,887	(12,982)	14,869
Sales reserve	(33,090)	(26,960)	(6,130)
Other(1)	(20,385)	(22,931)	2,546
Sale of vacation ownership products	$495,958	$373,341	$122,617	33%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability positively impacted the 2017 first three quarters due to an increase in the amount of sales that met the down payment requirement for revenue reportability during the period, partially offset by an increase in the amount of sales that remained in the rescission period as of the end of the period. Revenue reportability negatively impacted the 2016 first three quarters due to a decrease in the amount of sales that met the down payment requirement for revenue reportability during the period and an increase in the amount of sales that remained in the rescission period as of the end of the period.
The higher sales reserve reflected the higher vacation ownership contract sales volume, partially offset by an unfavorable sales reserve adjustment in the 2016 first three quarters.
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in the 2017 first three quarters.
Development Margin
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Sale of vacation ownership products	$163,454	$116,184	47,270	41%
Cost of vacation ownership products	(37,404)	(30,134)	(7,270)	(24%)
Marketing and sales	(87,308)	(67,662)	(19,646)	(29%)
Development margin	$38,742	$18,388	$20,354	111%
Development margin percentage	23.7%	15.8%	7.9 pts
The increase in development margin reflected the following:

•	$11.8 million of favorable revenue reportability compared to the 2016 third quarter;

•	$5.9 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$4.4 million from a favorable mix of lower cost real estate inventory being sold;

•	$2.8 million from lower sales reserve activity in the 2017 third quarter; and

•
$0.5 million of favorable changes in product cost true-up activity ($1.5 million of favorable true-up activity in the 2017 third quarter compared to $1.0 million of favorable true-up activity in the 2016 third quarter).

These increases in development margin were partially offset by $5.1 million from higher marketing and sales costs (of which $1.3 million was due to the ramp-up of our newest sales distributions).
The 7.9 percentage point increase in the development margin percentage reflected a 6.6 percentage point increase due to the favorable revenue reportability year-over-year, a 2.7 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the 2017 third quarter, a 1.2 percentage point increase from the lower sales reserve activity, and 0.3 percentage point increase due to the favorable changes in product cost true-up activity year-over-year. These increases were partially offset by a 2.9 percentage point decline due to higher marketing and sales costs (of which

0.8 percentage points was due to the higher ramp-up expenses associated with our newest sales distributions). We estimate the Hurricanes negatively impacted development margin percentage by 0.3 percentage points in the 2017 third quarter.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Sale of vacation ownership products	$495,958	$373,341	122,617	33%
Cost of vacation ownership products	(116,715)	(89,876)	(26,839)	(30%)
Marketing and sales	(266,962)	(202,888)	(64,074)	(32%)
Development margin	$112,281	$80,577	$31,704	39%
Development margin percentage	22.6%	21.6%	1.0 pts
The increase in development margin reflected the following:

•	$28.0 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$17.6 million from a favorable mix of lower cost real estate inventory being sold;

•	$9.6 million of favorable revenue reportability compared to the 2016 first three quarters; and

•	$0.4 million from lower sales reserve activity in the 2017 first three quarters.
These increases in development margin were partially offset by the following:

•	$11.8 million from higher marketing and sales costs (of which $7.3 million was due to the ramp-up of our newest sales distributions);

•
$10.7 million of unfavorable changes in product cost true-up activity ($0.7 million of favorable true-up activity in the 2017 first three quarters compared to $11.4 million of favorable true-up activity in the 2016 first three quarters); and

•	$1.4 million from higher other development and inventory expenses.
The 1.0 percentage point increase in the development margin percentage reflected a 3.6 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in the 2017 first three quarters, a 1.5 percentage point increase due to the favorable revenue reportability year-over-year and a 0.1 percentage point increase from the lower sales reserve activity. These increases were partially offset by a 2.2 percentage point decrease due to the unfavorable changes in product cost true-up activity year-over-year and a 1.9 percentage point decline due to higher marketing and sales costs (of which 1.5 percentage points was due to the higher ramp-up expenses associated with our newest sales distributions).
Resort Management and Other Services Revenues, Expenses and Margin
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Management fee revenues	$19,810	$17,330	$2,480	14%
Ancillary revenues	25,924	25,992	(68)	—%
Other services revenues	22,502	19,634	2,868	15%
Resort management and other services revenues	68,236	62,956	5,280	8%
Resort management and other services expenses	(37,453)	(33,849)	(3,604)	(11%)
Resort management and other services margin	$30,783	$29,107	$1,676	6%
Resort management and other services margin percentage	45.1%	46.2%	(1.1 pts)
The increase in resort management and other services revenues reflected $2.5 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $2.0 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, and $0.9 million of higher resales commissions and other revenues. These increases were partially offset by $0.1 million of lower ancillary revenues. The decrease in ancillary revenues included $1.7 million of lower revenue due to outsourcing multiple operations, partially offset by $1.6 million of higher revenues from food and beverage and golf offerings at our resorts.
The increase in the resort management and other services margin reflected the increases in revenue, partially offset by $3.6 million of higher expenses. The higher expenses included $2.5 million of higher customer service expenses and expenses associated with the MVCD program, $2.2 million of higher ancillary expenses from food and beverage and golf offerings at our resorts and $0.7 million of higher resales and other expenses, partially offset by $1.8 million of lower expenses due to outsourcing multiple operations.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Management fee revenues	$58,725	$51,182	$7,543	15%
Ancillary revenues	78,522	74,633	3,889	5%
Other services revenues	69,583	56,850	12,733	22%
Resort management and other services revenues	206,830	182,665	24,165	13%
Resort management and other services expenses	(111,664)	(101,322)	(10,342)	(10%)
Resort management and other services margin	$95,166	$81,343	$13,823	17%
Resort management and other services margin percentage	46.0%	44.5%	1.5 pts
The increase in resort management and other services revenues reflected $7.5 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $4.9 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $9.3 million of higher ancillary revenues due to higher revenues from food and beverage and golf offerings at our resorts, $3.1 million of higher resales commissions, brand fees and other revenues, $2.7 million of higher refurbishment revenue due to an increase in the number of refurbishment projects completed in the 2017 first three quarters, and $2.1 million of higher settlement fees due to an increase in the number of closed contracts in the 2017 first three quarters, partially offset by $5.4 million of lower revenue due to outsourcing multiple operations.
The increase in the resort management and other services margin reflected the increases in revenue, partially offset by $10.3 million of higher expenses, including $5.1 million of higher customer service expenses and expenses associated with the MVCD program, $7.4 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $2.1 million of higher refurbishment expenses due to an increase in the number of projects being refurbished in the 2017 first three quarters, and $0.7 million of higher resales and other expenses, partially offset by $5.0 million of lower expenses due to outsourcing multiple operations.
Financing Revenues
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Interest income	$31,146	$26,107	$5,039	19%
Other financing revenues	1,708	1,331	377	28%
Financing revenues	$32,854	$27,438	$5,416	20%
Financing propensity	66.1%	62.4%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance ($7.2 million) and higher other financing revenues ($0.4 million), partially offset by financing program incentive costs ($1.4 million) and a decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.8 million). We expect financing propensity for the 2017 fiscal year to approximate 65 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.

2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Interest income	$88,698	$77,582	$11,116	14%
Other financing revenues	5,114	4,117	997	24%
Financing revenues	$93,812	$81,699	$12,113	15%
Financing propensity	65.0%	57.5%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance ($18.3 million) and higher other financing revenues ($1.0 million), partially offset by financing program incentive costs ($5.2 million) and a decrease in the weighted average coupon rate of our vacation ownership notes receivable ($2.0 million). We expect financing propensity for the 2017 fiscal year to approximate 65 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
Rental Revenues, Expenses and Margin
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Rental revenues	$69,458	$63,387	$6,071	10%
Unsold maintenance fees	(17,105)	(16,688)	(417)	(2%)
Other rental expenses	(45,131)	(36,443)	(8,688)	(24%)
Rental margin	$7,222	$10,256	$(3,034)	(30%)
Rental margin percentage	10.4%	16.2%	(5.8 pts)

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
	(92 days)	(84 days)
Transient keys rented(1)	296,159	262,038	34,121	13%
Average transient key rate	$198.05	$204.89	$(6.84)	(3%)
Resort occupancy	89.0%	92.3%	(3.3 pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to a 13 percent increase in transient keys rented ($7.1 million) driven by a 24 percent increase in available keys, a $0.5 million increase in preview keys rented and other revenue and $1.1 million of higher plus points revenue (which is recognized when the points are redeemed or expire), partially offset by a 3 percent decrease in average transient rate ($2.0 million) and $0.6 million of revenue in the 2016 third quarter at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory.
The decrease in rental margin reflected higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees. These higher expenses more than offset the higher rental revenues net of direct variable expenses (such as housekeeping) and the $1.1 million increase in plus points revenue.

2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Rental revenues	$224,588	$201,524	$23,064	11%
Unsold maintenance fees	(50,814)	(44,659)	(6,155)	(14%)
Other rental expenses	(136,327)	(120,021)	(16,306)	(14%)
Rental margin	$37,447	$36,844	$603	2%
Rental margin percentage	16.7%	18.3%	(1.6 pts)

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
	(274 days)	(252 days)
Transient keys rented(1)	907,935	797,729	110,206	14%
Average transient key rate	$211.32	$214.84	$(3.52)	(2%)
Resort occupancy	89.1%	90.2%	(1.1 pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to a 14 percent increase in transient keys rented ($23.8 million) driven by a 17 percent increase in available keys, a $3.3 million increase in preview keys rented and other revenue and $2.6 million of higher plus points revenue (which is recognized when the points are redeemed or expire), partially offset by $3.4 million of revenue in the 2017 first three quarters at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory and a 2 percent decrease in average transient rate ($3.2 million).
The increase in rental margin reflected the $2.6 million increase in plus points revenue and higher rental revenues net of direct variable expenses (such as housekeeping), partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.

Asia Pacific
The following discussion presents an analysis of our results of operations for the Asia Pacific segment for the 2017 third quarter compared to the 2016 third quarter, and the 2017 first three quarters compared to the 2016 first three quarters.

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)	(274 days)	(252 days)
REVENUES
Sale of vacation ownership products	$11,362	$10,010	$32,378	$26,645
Resort management and other services	1,022	816	3,055	8,594
Financing	1,122	918	3,350	2,906
Rental	2,733	2,324	9,115	12,773
Cost reimbursements	713	692	2,584	2,250
TOTAL REVENUES	16,952	14,760	50,482	53,168
EXPENSES
Cost of vacation ownership products	2,687	1,712	6,642	5,018
Marketing and sales	8,754	7,166	25,672	20,072
Resort management and other services	1,144	900	3,297	8,546
Rental	3,902	3,330	12,136	15,884
Royalty fee	225	239	674	564
Cost reimbursements	713	692	2,584	2,250
TOTAL EXPENSES	17,425	14,039	51,005	52,334
Gains (losses) and other income (expense), net	—	490	(20)	(1,008)
Other	1	(20)	(9)	(249)
SEGMENT FINANCIAL RESULTS	$(472)	$1,191	$(552)	$(423)
Overview
In our Asia Pacific segment, we continue to identify opportunities for development margin growth and improvement. We plan to continue to focus on future inventory acquisitions with strong on-site sales locations. In 2015, we purchased an operating property located in Surfers Paradise, Australia and in 2016, we sold the portion of this operating property that we did not intend to convert to vacation ownership inventory and converted the remaining portion of this operating property to vacation ownership inventory, a portion of which was contributed to our points-based programs within this segment. We began selling from this new location at the end of the 2016 first quarter. During the 2017 third quarter, we completed the purchase of 51 completed vacation ownership units, as well as a sales gallery and related amenities and infrastructure, in Bali, Indonesia. We expect to begin selling from this new location in the coming months.
Contract Sales
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Contract sales
Vacation ownership	$12,569	$11,169	$1,400	13%
Total contract sales	$12,569	$11,169	$1,400	13%
The increase in Asia Pacific vacation ownership contract sales was driven by a 37 percent increase in tours, partially offset by an 18 percent decrease in VPG. The increase in tours included an increase of approximately 14 percent due to the change in the financial reporting calendar in 2017, a 15 percent increase from the new sales location in Surfers Paradise, Australia and an 8 percent increase at the existing sales locations. The decrease in VPG was driven by an increase in sales to first time buyers, which generally have a lower VPG than sales to existing owners. Contract sales at the new sales location in Surfers Paradise, Australia are not reported as sale of vacation ownership products until closing.

2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Contract sales
Vacation ownership	$36,131	$31,049	$5,082	16%
Total contract sales	$36,131	$31,049	$5,082	16%
The increase in Asia Pacific vacation ownership contract sales was driven by a 45 percent increase in tours, partially offset by a 20 percent decrease in VPG. The increase in tours included an increase of approximately 13 percent due to the change in the financial reporting calendar in 2017, a 26 percent increase from the new sales location in Surfers Paradise, Australia and a 6 percent increase at the existing sales locations. The decrease in VPG was driven by an increase in sales to first time buyers, which generally have a lower VPG than sales to existing owners. Contract sales at the new sales location in Surfers Paradise, Australia are not reported as sale of vacation ownership products until closing.
Sale of Vacation Ownership Products
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Contract sales	$12,569	$11,169	$1,400	13%
Revenue recognition adjustments:
Reportability	(264)	24	(288)
Sales reserve	(572)	(1,112)	540
Other(1)	(371)	(71)	(300)
Sale of vacation ownership products	$11,362	$10,010	$1,352	14%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
The decrease in the sales reserve was due to a favorable sales reserve adjustment in the 2017 third quarter.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Contract sales	$36,131	$31,049	$5,082	16%
Revenue recognition adjustments:
Reportability	(385)	(539)	154
Sales reserve	(2,827)	(3,748)	921
Other(1)	(541)	(117)	(424)
Sale of vacation ownership products	$32,378	$26,645	$5,733	22%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had an unfavorable $0.4 million impact in the 2017 first three quarters compared to an unfavorable $0.5 million impact in the 2016 first three quarters. The decrease in the sales reserve was due to an unfavorable sales reserve adjustment made in the 2016 second quarter to correct an immaterial error with respect to historical static pool data and a favorable sales reserve adjustment in the 2017 third quarter, partially offset by the higher vacation ownership contract sales.

Development Margin
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Sale of vacation ownership products	$11,362	$10,010	$1,352	14%
Cost of vacation ownership products	(2,687)	(1,712)	(975)	(57%)
Marketing and sales	(8,754)	(7,166)	(1,588)	(22%)
Development margin	$(79)	$1,132	$(1,211)	(107%)
Development margin percentage	(0.7%)	11.3%	(12.0 pts)
The decrease in development margin reflected higher marketing and sales costs due to the shift to more first time buyer tours and lower favorable product cost true-up activity, partially offset by the higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Sale of vacation ownership products	$32,378	$26,645	$5,733	22%
Cost of vacation ownership products	(6,642)	(5,018)	(1,624)	(32%)
Marketing and sales	(25,672)	(20,072)	(5,600)	(28%)
Development margin	$64	$1,555	$(1,491)	(96%)
Development margin percentage	0.2%	5.8%	(5.6 pts)
The decrease in development margin reflected higher marketing and sales costs due to the shift to more first time buyer tours and lower favorable product cost true-up activity, partially offset by the higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).
Resort Management and Other Services Revenues, Expenses and Margin
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Management fee revenues	$674	$582	$92	16%
Ancillary revenues	—	8	(8)	(100%)
Other services revenues	348	226	122	54%
Resort management and other services revenues	1,022	816	206	25%
Resort management and other services expenses	(1,144)	(900)	(244)	(27%)
Resort management and other services margin	$(122)	$(84)	$(38)	(45%)
Resort management and other services margin percentage	(11.9%)	(10.3%)	(1.6 pts)
The increase in resort management and other services revenues reflected $0.1 million of higher management fees and $0.1 million of higher other services revenues. The slight decline in the resort management and other services margin reflected the higher customer service expenses, partially offset by the increase in revenues.

2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Management fee revenues	$2,059	$1,657	$402	24%
Ancillary revenues	—	6,246	(6,246)	(100%)
Other services revenues	996	691	305	44%
Resort management and other services revenues	3,055	8,594	(5,539)	(64%)
Resort management and other services expenses	(3,297)	(8,546)	5,249	61%
Resort management and other services margin	$(242)	$48	$(290)	(604%)
Resort management and other services margin percentage	(7.9%)	0.6%	(8.5 pts)
The decrease in resort management and other services revenues reflected $6.2 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016), partially offset by increases in management fees ($0.4 million) and other services revenues ($0.3 million). The decline in the resort management and other services margin reflected $0.8 million of ancillary profit from the operating property in Surfers Paradise, Australia in the 2016 first three quarters (compared to no ancillary activity in the 2017 first three quarters), partially offset by the higher management fees in the 2017 first three quarters compared to the 2016 first three quarters.
The ancillary revenue producing portions of the operating property in Surfers Paradise, Australia were included in the portion of the operating property sold in the second quarter of 2016. Therefore, we do not anticipate future ancillary revenues or expenses at this property.
Rental Revenues, Expenses and Margin
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Rental revenues	$2,733	$2,324	$409	18%
Rental expenses	(3,902)	(3,330)	(572)	(17%)
Rental margin	$(1,169)	$(1,006)	$(163)	(16%)
Rental margin percentage	(42.8%)	(43.3%)	0.5 pts
The increase in rental revenues was due to increases in transient keys rented, preview keys rented and the average transient rate. The higher expenses were due to higher expenses incurred due to owners choosing alternative usage options and higher variable expenses (such as housekeeping) in the 2017 third quarter.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Rental revenues	$9,115	$12,773	$(3,658)	(29%)
Rental expenses	(12,136)	(15,884)	3,748	24%
Rental margin	$(3,021)	$(3,111)	$90	3%
Rental margin percentage	(33.1%)	(24.4%)	(8.7 pts)
The decline in rental revenues was due to $4.9 million of lower revenue from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the 2016 second quarter), partially offset by $1.2 million of higher revenues at the other resorts in the region due to increases in transient keys rented, preview keys rented and the average transient rate. The lower expenses were due to $4.8 million of lower expenses from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the 2016 second quarter), partially offset by $1.1 million of higher other rental expenses in the 2017 first three quarters.

Europe
The following discussion presents an analysis of our results of operations for the Europe segment for the 2017 third quarter compared to the 2016 third quarter, and the 2017 first three quarters compared to the 2016 first three quarters.

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)	(274 days)	(252 days)
REVENUES
Sale of vacation ownership products	$5,706	$4,818	$15,351	$15,845
Resort management and other services	7,624	6,413	19,119	16,790
Financing	709	710	2,164	2,339
Rental	8,986	8,065	16,918	14,836
Cost reimbursements	9,212	8,072	25,265	23,533
TOTAL REVENUES	32,237	28,078	78,817	73,343
EXPENSES
Cost of vacation ownership products	715	1,599	2,081	4,158
Marketing and sales	4,465	4,189	12,583	13,388
Resort management and other services	6,099	5,076	15,388	13,827
Rental	4,910	4,509	12,366	11,094
Royalty fee	70	97	195	264
Cost reimbursements	9,212	8,072	25,265	23,533
TOTAL EXPENSES	25,471	23,542	67,878	66,264
SEGMENT FINANCIAL RESULTS	$6,766	$4,536	$10,939	$7,079
Overview
In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.
Contract Sales
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Contract sales
Vacation ownership	$6,664	$7,698	$(1,034)	(13%)
Total contract sales	$6,664	$7,698	$(1,034)	(13%)
The decrease in contract sales was primarily due to lower fractional sales due to limited reacquired inventory available and several large multi-week purchases in the 2016 third quarter.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Contract sales
Vacation ownership	$18,509	$22,054	$(3,545)	(16%)
Total contract sales	$18,509	$22,054	$(3,545)	(16%)
The decrease in contract sales was primarily due to several large multi-week purchases in the 2016 first three quarters.

Sale of Vacation Ownership Products
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Contract sales	$6,664	$7,698	$(1,034)	(13%)
Revenue recognition adjustments:
Reportability	(47)	(2,165)	2,118
Sales reserve	(891)	(837)	(54)
Other(1)	(20)	122	(142)
Sale of vacation ownership products	$5,706	$4,818	$888	18%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Contract sales	$18,509	$22,054	$(3,545)	(16%)
Revenue recognition adjustments:
Reportability	(352)	(3,508)	3,156
Sales reserve	(2,680)	(2,739)	59
Other(1)	(126)	38	(164)
Sale of vacation ownership products	$15,351	$15,845	$(494)	(3%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Development Margin
2017 Third Quarter

	Quarter Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)
Sale of vacation ownership products	$5,706	$4,818	$888	18%
Cost of vacation ownership products	(715)	(1,599)	884	55%
Marketing and sales	(4,465)	(4,189)	(276)	(7%)
Development margin	$526	$(970)	$1,496	154%
Development margin percentage	9.2%	(20.1%)	29.3 pts
2017 First Three Quarters

	Year to Date Ended		Change	% Change
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Sale of vacation ownership products	$15,351	$15,845	$(494)	(3%)
Cost of vacation ownership products	(2,081)	(4,158)	2,077	50%
Marketing and sales	(12,583)	(13,388)	805	6%
Development margin	$687	$(1,701)	$2,388	140%
Development margin percentage	4.5%	(10.7%)	15.2 pts

Corporate and Other

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 9, 2016	September 30, 2017	September 9, 2016
($ in thousands)	(92 days)	(84 days)	(274 days)	(252 days)
EXPENSES
Cost of vacation ownership products	$2,020	$1,334	$6,151	$5,097
Financing	5,062	4,581	12,528	11,782
General and administrative	26,666	22,151	83,739	72,871
Litigation settlement	—	—	183	—
Consumer financing interest	6,498	5,361	18,090	15,840
Royalty fee	12,969	11,475	39,044	34,426
TOTAL EXPENSES	53,215	44,902	159,735	140,016
Gains (losses) and other income (expense), net	8,731	(9)	8,722	(160)
Interest expense	(2,642)	(2,262)	(5,180)	(6,331)
Other	57	—	(527)	(211)
TOTAL FINANCIAL RESULTS	$(47,069)	$(47,173)	$(156,720)	$(146,718)
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
Total Expenses
2017 Third Quarter
Total expenses increased $8.3 million from the 2016 third quarter. The $8.3 million increase resulted from $4.5 million of higher general and administrative expenses, $1.5 million of higher royalty fees due to the change to an end-of-month quarterly reporting cycle in 2017 that resulted in eight additional days in the 2017 third quarter ($1.0 million) and a contractual increase late in 2016 in the fixed portion of the royalty fee owed to Marriott International ($0.5 million), $1.1 million of higher consumer financing interest expense, $0.7 million of higher cost of vacation ownership products expenses due to higher development expenses, $0.5 million of higher financing expenses due to the change to an end-of-month quarterly reporting cycle in 2017 and the increase in the average gross vacation ownership notes receivable balance.
General and administrative expenses increased $4.5 million due to approximately $2.0 million from the change to an end-of-month quarterly reporting cycle in 2017 and $2.5 million due to higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
The $1.1 million increase in consumer financing interest expense was due to a higher average outstanding debt balance and the change to an end-of-month quarterly reporting cycle in 2017.
2017 First Three Quarters
Total expenses increased $19.7 million from the 2016 first three quarters. The $19.7 million increase resulted from $10.9 million of higher general and administrative expenses, $4.6 million of higher royalty fees due to the change to an end-of-month quarterly reporting cycle in 2017 that resulted in 22 additional days in the 2017 first three quarters ($2.9 million) and a contractual increase late in 2016 in the fixed portion of the royalty fee owed to Marriott International ($1.7 million), $2.3 million of higher consumer financing interest expense, $1.1 million of higher cost of vacation ownership products expenses due to higher development expenses, $0.7 million of higher financing expenses due to the change to an end-of-month quarterly reporting cycle in 2017 and the increase in the average gross vacation ownership notes receivable balance and $0.2 million of litigation settlements in the 2017 first three quarters.
General and administrative expenses increased $10.9 million due to approximately $6.0 million from the change to an end-of-month quarterly reporting cycle in 2017 and $6.4 million due to higher personnel related and other expenses, partially offset by $1.5 million of lower litigation related costs. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.

The $2.3 million increase in consumer financing interest expense was due to a higher average outstanding debt balance and the change to an end-of-month quarterly reporting cycle in 2017.
Recent Accounting Pronouncements
See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($440.1 million at the end of the 2017 third quarter), cash generated from operations, our ability to raise capital through securitizations in the asset-backed securities market and, to the extent necessary, funds available under the Warehouse Credit Facility and our $250.0 million revolving credit facility (the “Revolving Corporate Credit Facility”). We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At the end of the 2017 third quarter, we had $1.2 billion of total gross debt outstanding, which included $906.7 million of non-recourse debt associated with vacation ownership notes receivable securitizations, $230.0 million of Convertible Notes and a $63.6 million non-interest bearing note payable issued in connection with the acquisition of completed vacation ownership units located on the Big Island of Hawaii.
In September 2017, we completed a private offering of $230.0 million of Convertible Notes. While we do not have an immediate need for the proceeds, we felt that it was an opportune time for us to capitalize on the current interest rate environment and the strength of our stock price to optimize our capital structure. We evaluated several different debt instruments and believe that the one we chose provided the most flexibility for us in terms of covenants and use of proceeds, while enabling us to take advantage of the strength of our stock price and a very low current rate of interest. In connection with the Convertible Notes, we also entered into Convertible Note Hedges at a cost of $33.2 million, and received proceeds of $20.3 million from the issuance of Warrants. Issuance of the Convertible Notes resulted in the receipt of net proceeds, after adjusting for debt issue costs, including underwriting discount, and the net cash used to purchase the Convertible Note Hedges and sell the Warrants, of $210.8 million. See additional discussion in “Cash from Financing Activities” below and in Footnote No. 9, “Debt,” to our Financial Statements.
At the end of the 2017 third quarter, we had $730.5 million of real estate inventory on hand, comprised of $390.4 million of finished goods, $338.1 million of land and infrastructure and $2.0 million of work-in-progress. In addition, we had $49.1 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.
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

During the 2017 first three quarters, we had a net increase in cash, cash equivalents and restricted cash of $288.7 million compared to a net increase of $44.1 million during the 2016 first three quarters. The following table summarizes these changes:

	Year to Date Ended
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$70,787	$90,885
Investing activities	(33,250)	46,080
Financing activities	248,105	(89,627)
Effect of change in exchange rates on cash, cash equivalents and restricted cash	3,031	(3,247)
Net change in cash, cash equivalents and restricted cash	$288,673	$44,091
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
In the 2017 first three quarters, we generated $70.8 million of cash flows from operating activities, compared to $90.9 million in the 2016 first three quarters. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations reflected higher originations driven by higher contract sales and higher financing propensity due to the continued success of the financing incentive programs offered in our North America segment, higher real estate inventory spending and timing of payments related to unsold inventory, partially offset by higher closings on vacation ownership contract sales, higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable and lower payments related to employee benefits programs.
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Real Estate Inventory Spending in Excess of Cost of Sales

	Year to Date Ended
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Real estate inventory spending	$(94,318)	$(102,645)
Purchase of vacation ownership units for future transfer to inventory	(33,594)	—
Real estate inventory costs	121,582	95,746
Real estate inventory spending in excess of cost of sales	$(6,330)	$(6,899)
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Statements of Income related to sale of vacation ownership products (a non-cash item).
Our real estate inventory spending exceeded real estate inventory costs in the 2017 first three quarters as we satisfied a portion of our commitments to purchase vacation ownership units in our North America and Asia Pacific segments. However, we expect our inventory spending to be in line with inventory costs throughout the remainder of 2017. Real estate inventory spending included the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii for $27.3 million, as well as 51 completed vacation ownership units located in Bali, Indonesia for $12.1 million. In connection with the acquisition on the Big Island of Hawaii, we also settled a $0.5 million note receivable from the seller on a non-cash basis, and issued a non-interest bearing note payable for $63.6 million. Purchase of vacation ownership units for future transfer to inventory included the acquisition of 36 completed vacation ownership units located at our resort in Marco Island, Florida, for $33.6 million. We entered into these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 8, “Contingencies and Commitments,” to our Financial Statements for additional information regarding these transactions.
Our real estate inventory spending exceeded real estate inventory costs in the 2016 first three quarters, as a result of our opportunistic acquisition efforts. Real estate inventory spending included $23.5 million for the acquisition of an operating property located in the South Beach area of Miami Beach, Florida. We rebranded this property as Marriott Vacation Club Pulse, South Beach and converted it, in its entirety, into vacation ownership inventory. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Year to Date Ended
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Vacation ownership notes receivable collections — non-securitized	$59,115	$54,209
Vacation ownership notes receivable collections — securitized	144,725	123,242
Vacation ownership notes receivable originations	(345,663)	(218,190)
Vacation ownership notes receivable collections less than originations	$(141,823)	$(40,739)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the 2017 first three quarters, as compared to the 2016 first three quarters, due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the 2017 first three quarters increased due to higher vacation ownership contract sales, including the impact from the change in the quarterly reporting cycle, and an increase in financing propensity to 64.9 percent for the 2017 first three quarters compared to 59.1 percent for the 2016 first three quarters, due to the continued success of the financing incentive programs that we offer in our North America segment. Given the success of these incentives to date, we expect financing propensity levels during the 2017 fiscal year to approximate 65 percent as we intend to continue to offer financing incentive programs.
Cash from Investing Activities

	Year to Date Ended
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Capital expenditures for property and equipment (excluding inventory)	$(21,167)	$(22,445)
Purchase of company owned life insurance	(12,100)	—
Dispositions, net	17	68,525
Net cash (used in) provided by investing activities	$(33,250)	$46,080
Capital Expenditures for Property and Equipment
Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.
In the 2017 first three quarters, capital expenditures for property and equipment of $21.2 million included $19.7 million to support business operations (including $11.4 million for ancillary and other operations assets and $8.3 million for sales locations) and $1.5 million for technology spending.
In the 2016 first three quarters, capital expenditures for property and equipment of $22.4 million included $16.8 million to support business operations (including $13.7 million for sales locations and $3.1 million for ancillary and other operations assets) and $5.6 million for technology spending.

Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants as discussed in Footnote No. 1, “Summary of Significant Accounting Policies”, to our Financial Statements. During the 2017 first three quarters, we paid $12.1 million for the acquisition of these policies.
Dispositions, net
Dispositions in the 2016 first three quarters related to the sale of the remaining downsized portion of the operating property in Surfers Paradise, Australia for $49.1 million, the sale of excess inventory at the RCC San Francisco for $19.3 million and the sale of undeveloped land in Absecon, New Jersey for $0.1 million.
Cash from Financing Activities

	Year to Date Ended
	September 30, 2017	September 9, 2016
($ in thousands)	(274 days)	(252 days)
Borrowings from securitization transactions	$400,260	$376,622
Repayment of debt related to securitization transactions	(231,921)	(254,510)
Borrowings from Revolving Corporate Credit Facility	87,500	85,000
Repayment of Revolving Corporate Credit Facility	(87,500)	(85,000)
Proceeds from issuance of Convertible Notes	230,000	—
Purchase of Convertible Note Hedges	(33,235)	—
Proceeds from issuance of Warrants	20,332	—
Debt issuance costs	(14,459)	(4,065)
Repurchase of common stock	(83,067)	(163,359)
Accelerated stock repurchase forward contract	—	(14,470)
Payment of dividends	(28,590)	(26,067)
Payment of withholding taxes on vesting of restricted stock units	(10,713)	(3,972)
Other, net	(502)	194
Net cash provided by (used in) financing activities	$248,105	$(89,627)
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
In the 2017 third quarter, we completed the securitization of a pool of $360.8 million of vacation ownership notes receivable generating gross cash proceeds of $349.9 million. In connection with the securitization, investors purchased in a private placement $350.0 million in vacation ownership loan backed notes from the MVW Owner Trust 2017-1 (the “2017-1 Trust”). Three classes of vacation ownership loan backed notes were issued by the 2017-1 Trust: $276.0 million of Class A Notes, $46.9 million of Class B Notes and $27.1 million of Class C Notes. The Class A Notes have an interest rate of 2.42 percent, the Class B Notes have an interest rate of 2.75 percent and the Class C Notes have an interest rate of 2.99 percent, for an overall weighted average interest rate of 2.51 percent.
During the 2017 second quarter, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $59.1 million. The advance rate was 85 percent, which resulted in gross proceeds of $50.3 million. Net proceeds were $50.0 million due to the funding of reserve accounts in the amount of $0.3 million. There were no amounts outstanding under this facility as of September 30, 2017.
At September 30, 2017, $47.6 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote No. 9, “Debt,” to our Financial Statements for additional information regarding our Warehouse Credit Facility.
In the 2016 third quarter, we completed the securitization of a pool of $259.1 million of vacation ownership notes receivable generating gross cash proceeds of $250.0 million. In connection with the securitization, investors purchased in a private placement $250.0 million in vacation ownership loan backed notes from the MVW Owner Trust 2016-1 (the “2016-1

Trust”). Two classes of vacation ownership loan backed notes were issued by the 2016-1 Trust: $230.6 million of Class A Notes and $19.4 million of Class B Notes. The Class A Notes have an interest rate of 2.25 percent and the Class B Notes have an interest rate of 2.64 percent, for an overall weighted average interest rate of 2.28 percent.
During 2016, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $149.5 million. The advance rate was 85 percent, which resulted in gross proceeds of $126.6 million. Net proceeds were $125.7 million due to the funding of reserve accounts in the amount of $0.9 million.
Borrowings from / Repayment of Revolving Corporate Credit Facility
During the 2017 first three quarters, we borrowed $87.5 million under our Previous Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, all of which was repaid as of September 30, 2017. See Footnote No. 9, “Debt,” to our Financial Statements for additional information regarding our Revolving Corporate Credit Facility.
Proceeds from Issuance of Convertible Notes
During the 2017 third quarter, we issued $230.0 million of Convertible Notes, which included the exercise in full of the $30.0 million over-allotment option we granted to the initial purchasers of the Convertible Notes. We received net proceeds from the offering of approximately $223.7 million after adjusting for debt issuance costs, including the discount to the initial purchasers. We used $40.1 million of the net proceeds to repurchase shares of our common stock from purchasers of the Convertible Notes in privately negotiated repurchase transactions, which is included as a Financing Activity in Repurchase of Common Stock as discussed below, and approximately $12.9 million of the net proceeds to pay the cost of the Convertible Note Hedges, after such cost was partially offset by the proceeds from the issuance of the Warrants, as discussed below. See Footnote No. 9, “Debt,” to our Financial Statements for additional information on our Convertible Notes transaction.
Purchase of Convertible Note Hedges / Proceeds from Issuance of Warrants
In connection with the offering of the Convertible Notes, we entered into Convertible Note Hedges with respect to our common stock, covering approximately 1.55 million shares of our common stock at a cost of $33.2 million. Concurrently, we sold Warrants to acquire approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share and received aggregate proceeds of $20.3 million. Taken together, the Convertible Note Hedges and the Warrants are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the Convertible Notes and to effectively increase the overall conversion price from $148.19 (or a conversion premium of 30 percent) to $176.68 per share (or a conversion premium of 55 percent). See Footnote No. 9, “Debt,” to our Financial Statements for additional information on our Convertible Notes transaction.
Debt Issuance Costs
In the 2017 first three quarters, we paid $14.5 million of debt issuance costs, which included $6.3 million associated with the initial purchaser discounts related to the Convertible Notes, $4.8 million associated with the 2017 vacation ownership notes receivable securitization, $2.2 million related to the new $250.0 million Revolving Corporate Credit Facility and $1.2 million associated with the amendment and extension of the Warehouse Credit Facility.
In the 2016 first three quarters, we incurred $4.1 million of debt issuance costs, which included $3.8 million associated with the 2016 vacation ownership notes receivable securitization and $0.2 million related to the amendment of the Previous Revolving Corporate Credit Facility.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 30, 2016	9,672,629	$608,439	$62.90
For the 2017 first three quarters	728,385	83,067	114.04
As of September 30, 2017	10,401,014	$691,506	$66.48

As discussed above, we used $40.1 million of the proceeds from the sale of the Convertible Notes to repurchase 351,900 shares of our common stock under our existing share repurchase program. See Footnote No. 9, “Debt,” to our Financial Statements for additional information on our Convertible Notes transaction and Footnote No. 10, “Shareholders’ Equity,” to our Financial Statements for further information related to our share repurchase program.
Dividends
We distributed cash dividends to holders of common stock during the 2017 first three quarters as follows:

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
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 30, 2016, other than as set forth below.
The following table summarizes our contractual obligations as of September 30, 2017:

		Payments Due by Period
($ in thousands)	Total	Remainder of 2017	Years 2018 - 2019	Years 2020 - 2021	Thereafter
Contractual Obligations
Debt(1)	$1,332,995	$32,256	$306,787	$234,069	$759,883
Operating leases	87,116	4,268	26,497	20,010	36,341
Purchase obligations(2)	336,416	15,463	316,386	3,134	1,433
Capital lease obligations(3)	7,582	361	7,221	—	—
Other long-term obligations	547	547	—	—	—
Total contractual obligations	$1,764,656	$52,895	$656,891	$257,213	$797,657
_________________________

(1)	Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2016, other than as set forth below.
In September 2017, we issued $230 million of Convertible Notes. Holders may convert the Convertible Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the Convertible Notes will receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
Concurrently with the issuance of the Convertible Notes, we entered into Convertible Note Hedges and Warrants. These separate transactions were intended to reduce the potential economic dilution from the conversion of the Convertible Notes.
The Convertible Notes have fixed annual interest rates at 1.50 percent and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes is affected by our stock price. The net carrying value of the Convertible Notes was $190.7 million as of September 30, 2017. This represents the liability component of the principal balance of the Convertible Notes, net of unamortized debt discount and issuance costs, as of September 30, 2017. The total estimated fair value of the Convertible Notes at September 30, 2017 was $241.6 million, and the fair value was determined based on the quoted market price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended September 30, 2017. For further information, see Footnote No. 4, “Financial Instruments” and Footnote No. 9, “Debt,” to our Financial Statements.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2016, other than as set forth below.
The degree to which we are leveraged may have a material adverse effect on our financial position, results of operations and cash flows.
We can borrow up to $250 million under the Revolving Corporate Credit Facility and could also incur additional debt to the extent permitted under the Revolving Corporate Credit Facility. Our ability to make dividend payments to holders of our common stock and to make payments on and refinance our indebtedness, including debt under the Revolving Corporate Credit Facility, the Convertible Notes or any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. If we cannot repay or refinance our debt on commercially reasonable terms as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing or delaying capital expenditures, (2) limiting financing offered to customers, which could result in reduced sales, and (3) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the vacation ownership industry could be impaired. If we cannot make scheduled payments on our debt, we will be in default and holders of the Convertible Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Revolving Corporate Credit Facility could terminate their commitments to loan money, lenders under our secured debt (including any borrowings outstanding under the Revolving Corporate Credit Facility) could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. If lenders of any of our debt are able to accelerate amounts due to them, a default or acceleration of our other debt could be triggered.
A lowering or withdrawal of the ratings assigned to our company or any of our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Any rating assigned to our company or our debt, including the Convertible Notes, could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.
The fundamental change repurchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to take over our company.
The terms of the Convertible Notes require us to repurchase the Convertible Notes in the event of certain fundamental changes with respect to our company. A takeover of our company would trigger an option of the holders of the Convertible Notes to require us to repurchase the Convertible Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to holders of our common stock and holders of the Convertible Notes.
The terms of any future preferred equity or debt financing may give holders of any preferred equity or debt securities rights that are senior to rights of our common shareholders or dilute the ownership percentage of existing shareholders or impose more stringent operating restrictions on our company.
Debt or equity financing may not be available to us on acceptable terms. If we incur additional debt or raise equity through the issuance of preferred stock or convertible securities such as the Convertible Notes, the terms of the debt or the preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations. If we raise funds through the issuance of additional equity, the ownership percentage of our existing shareholders would be diluted.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
Although holders of the Convertible Notes are generally not permitted to convert the Convertible Notes until June 15, 2022, in the event the conditional conversion feature of the Convertible Notes is triggered due to the trading price of the Convertible Notes or our common stock, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. See Footnote No. 9, “Debt,” to our Financial Statements for additional information. If one or more holders elect to convert their Convertible Notes, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to repurchase the Convertible Notes upon a fundamental change.
Upon the occurrence of certain fundamental changes with respect to our company, holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes at a purchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. In addition, unless we elect to deliver solely shares of our common stock, we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes is limited by the agreements governing our existing indebtedness (including the credit agreement governing the Revolving Corporate Credit Facility) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the Indenture or to pay cash payable on future conversions of the Convertible Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the credit agreement governing the Revolving Corporate Credit Facility). If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, may have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of certain convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component has been treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method if we have the ability and intent to settle in cash, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that we will be able to continue to demonstrate the ability or intent to settle in cash or that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

The Convertible Note Hedges and Warrants may affect the value of our common stock.
In connection with the Convertible Notes, we entered into privately negotiated Convertible Note Hedges with affiliates of two of the initial purchasers. The Convertible Note Hedges cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the same number of shares of common stock that will initially underlie the Convertible Notes. The Convertible Note Hedges are expected generally to reduce potential dilution to our common stock and/or offset cash payments we are required to make in excess of the principal amount, in each case, upon any conversion of Convertible Notes. Concurrently with our entry into the Convertible Note Hedges, we entered into Warrant transactions with the hedge counterparties relating to the same number of shares of common stock. The Warrants could separately have a dilutive effect on our shares of common stock to the extent that the market price per share exceeds the applicable strike price of the Warrants on one or more of the applicable expiration dates.
In connection with establishing their initial hedges of the convertible note hedge transactions and warrant transactions, the hedge counterparties and/or their respective affiliates advised us that they expected to purchase shares of our common stock in secondary market transactions and/or enter into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. The hedge counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market. The effect, if any, of these activities on the market price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could cause or prevent an increase or a decline in the market price of our common stock or the Convertible Notes.
We are subject to counterparty risk with respect to the Convertible Note Hedges.
The counterparties to the Convertible Note Hedges are financial institutions, and we are subject to the risk that one or more of the hedge counterparties may default under the Convertible Note Hedges. Our exposure to the credit risk of the hedge counterparties is not secured by any collateral. If any of the hedge counterparties become subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such counterparties. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the hedge counterparties.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2017 – July 31, 2017	147,500	$116.00	147,500	1,047,371
August 1, 2017 – August 31, 2017	196,282	$111.84	196,282	1,851,089
September 1, 2017 – September 30, 2017(2)	352,103	$114.00	352,103	1,498,986
Total	695,885	$113.81	695,885	1,498,986
_________________________

(1)
On August 1, 2017, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock under our existing share repurchase program and extended the duration of the program through May 31, 2018. Prior to that authorization, our Board of Directors had authorized the repurchase of an aggregate of up to 10.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

(2)	On September 25, 2017, we used $40.1 million of the proceeds from the sale of the Convertible Notes to repurchase 351,900 shares of our common stock under our existing share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Date Filed
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	11/22/2011
4.1	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017	X
4.2	Form of 1.50% Convertible Senior Note due 2022 (included in Exhibit 4.1)	X
10.1	Form of Call Option Transaction Confirmation	X
10.2	Form of Warrant Confirmation	X
10.3
Credit Agreement, dated as of August 16, 2017, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent
			8-K	8/21/2017
10.4
Guarantee and Collateral Agreement, dated as of August 16, 2017, made by Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and certain other subsidiaries of Marriott Vacations Worldwide Corporation, in favor or JPMorgan Chase Bank, N.A., as Administrative Agent for the banks and other financial institutions or entities from time to time parties to the Credit Agreement
			8-K	8/21/2017
10.5
Omnibus Agreement No. 6, dated August 17, 2017, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC
			8-K	8/21/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Electronically Submitted
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Submitted
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Submitted
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Submitted
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Submitted
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Submitted
We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the 92 days ended September 30, 2017 and the 84 days ended September 9, 2016, as well as the 274 days ended September 30, 2017 and the 252 days ended September 9, 2016; (ii) the Interim Consolidated Statements of Comprehensive Income for the 92 days ended September 30,

2017 and the 84 days ended September 9, 2016, as well as the 274 days ended September 30, 2017 and the 252 days ended September 9, 2016; (iii) the Interim Consolidated Balance Sheets at September 30, 2017 and December 30, 2016; and (iv) the Interim Consolidated Statements of Cash Flows for the 274 days ended September 30, 2017 and the 252 days ended September 9, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

November 2, 2017	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial Officer