Form 10-K
period 2017-12-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2018-02-27
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35219

Marriott Vacations Worldwide Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-2598330
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6649 Westwood Blvd. Orlando, FL	32821
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (407) 206-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value (26,536,583 shares outstanding as of February 23, 2018)	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2017, was $2,811,247,091.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

1

Throughout this Annual Report on Form 10-K (this “Annual Report”), we refer to Marriott Vacations Worldwide Corporation, together with its consolidated subsidiaries, as “Marriott Vacations Worldwide,” “we,” “us,” or “the Company.”
In order to make this Annual Report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” References throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
Additionally, throughout this Annual Report, we refer to brands that we own, as well as those brands that we license from Marriott International, Inc. (“Marriott International”) or its affiliates, as our brands. Brand names, trademarks, service marks and trade names that we own or license from Marriott International include Marriott Vacation Club®, Marriott Vacation Club DestinationsTM, Marriott Vacation Club PulseSM, Marriott Grand Residence Club®, Grand Residences by Marriott®, and The Ritz-Carlton Club®. We also refer to Marriott International’s Marriott Rewards® and The Ritz-Carlton Rewards® customer loyalty programs. We may also refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.
By referring to our corporate website, www.marriottvacationsworldwide.com, or any other website, we do not incorporate any such website or its contents in this Annual Report.
Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below, rather than the corresponding calendar year. Beginning with our 2017 fiscal year, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly, our 2017 fiscal year began on December 31, 2016 (the day after the end of the 2016 fiscal year) and ended on December 31, 2017. Our future fiscal years will begin on January 1 and end on December 31. Prior to our 2017 fiscal year, our fiscal year was a 52 or 53 week fiscal year that ended on the Friday nearest to December 31. As a result of the change in our financial reporting cycle, our 2017 fiscal year had two more days of activity than each of our 2016, 2015 and 2014 fiscal years, and five fewer days of activity than our 2013 fiscal year. We have not restated, and do not plan to restate, historical results.

Fiscal Year	Fiscal Year-End Date	Number of Days
2017	December 31, 2017	366
2016	December 30, 2016	364
2015	January 1, 2016	364
2014	January 2, 2015	364
2013	January 3, 2014	371
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
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of December 31, 2017, our portfolio consisted of over 65 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
Our strategic goal is to further strengthen our leadership position in the vacation ownership industry through initiatives to drive profitable contract sales growth, focus on the satisfaction of our owners and guests and the engagement of our associates, maximize cash flow and optimize our capital structure, including by selectively pursuing capital efficient deal structures, and selectively pursue compelling new business opportunities. We believe that we have significant competitive advantages, including our scale and global reach, the quality and strength of the Marriott and Ritz-Carlton brands, our system of high-quality resorts, our loyal and highly satisfied customer base, our long-standing track record and our experienced management team and associates.
The Vacation Ownership Industry
The vacation ownership industry (also known as the timeshare industry) enables customers to share ownership and use of fully-furnished vacation accommodations. Typically, a purchaser acquires an interest (known as a “vacation ownership interest”) that is either a real estate ownership interest (known as a “timeshare estate”) or a contractual right-to-use interest (known as a “timeshare license”) in a single resort or a collection of resort properties. In the United States, most vacation ownership products are sold as timeshare estates, which can be structured in a variety of ways including, but not limited to, a deeded real estate interest in a specified accommodation unit, an undivided interest in a building or an entire resort, or a beneficial interest in a trust that owns one or more resort properties. By purchasing a vacation ownership interest, owners make a commitment to vacation. For many purchasers, vacation ownership provides an attractive alternative to traditional lodging accommodations (such as hotels, resorts and condominium rentals). In addition to avoiding the volatility in room rates to which traditional lodging customers are subject, vacation ownership purchasers also enjoy accommodations that are, on average, more than twice the size of traditional hotel rooms and typically have more features, such as kitchens and separate living areas. Purchasers who might otherwise buy a second home find vacation ownership a preferable alternative because it is more affordable and reduces maintenance and upkeep concerns.
Typically, developers sell vacation ownership interests for a fixed purchase price that is paid in full at closing or financed with a loan. Many vacation ownership companies provide financing or facilitate access to third-party bank financing for customers. Vacation ownership resorts are often operated by a nonprofit property owners’ association of which owners of vacation ownership interests are members. Most property owners’ associations are governed by a board of directors that includes owners and which may include representatives of the developer. Some vacation ownership resorts are held through a trust structure in which a trustee holds title and manages the property. The board of the property owners’ association, or trustee, as applicable, typically delegates much of the responsibility for managing the resort to a management company, which is often affiliated with the developer.
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
To enhance the flexibility and appeal of their products, many vacation ownership developers affiliate their projects with vacation ownership exchange service providers so that owners may exchange their rights to use the developer’s resorts in which they have purchased an interest for accommodation at other resorts in the exchange service provider’s broader network of properties. The two leading exchange service providers are Interval International, with which we are associated, and RCI. According to their websites, Interval International’s and RCI’s networks include approximately 3,000 and 4,300 affiliated resorts, respectively, as identified on each company’s website.
According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2016, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing over 200,000 units and an estimated 9.5 million vacation ownership week equivalents. According to ARDA, sales in the U.S. market were $9.2 billion in 2016. We believe there is considerable potential for further growth in the industry both in the U.S. and globally.
Our History
For more than 30 years, we have been providing memorable vacation experiences to millions of families. Prior to the incorporation of Marriott Vacations Worldwide Corporation in Delaware in June 2011, our operations were the vacation ownership division of Marriott International. Since our November 2011 spin-off (the “Spin-Off”) from Marriott International, we have been an independent public company, with our common stock listed on the New York Stock Exchange under the symbol “VAC” and our corporate headquarters located in Orlando, Florida.
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
In connection with the Spin-Off, we entered into a License, Services, and Development Agreement (the “Marriott License Agreement”) with Marriott International and a License, Services, and Development Agreement (the “Ritz-Carlton License Agreement” and, together with the Marriott License Agreement, the “License Agreements”) with The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”), a subsidiary of Marriott International. Under the License Agreements, we are granted the exclusive right, for the terms of the License Agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business.
Under the Marriott Rewards Affiliation Agreement that we entered into with Marriott International (the “Marriott Rewards Agreement”), we participate in the Marriott Rewards customer loyalty program; this participation includes the ability to purchase and use Marriott Rewards points in connection with our Marriott-branded vacation ownership business. The Marriott Rewards Agreement is coterminous with the Marriott License Agreement.

On February 26, 2018, we and Marriott International amended several of the agreements governing our ongoing relationship, including the License Agreements and the Marriott Rewards Agreement. As a result of the amendments, we agreed to a limited exception to our exclusive rights with respect to access to the Marriott Rewards program and member lists and Marriott International’s reservation system and marriott.com website in exchange for the following:

•	$3 million reduction in the annual royalty fee we pay to Marriott International;

•
$15 million to $17 million of benefits from increased annual co-marketing funds associated with Marriott International’s new credit card arrangements and reduced costs of Marriott Rewards points under our existing agreements with Marriott International resulting from planned system-wide reductions in the rates Marriott International charges its loyalty program partners;

•
the exclusive right to market our products (e.g., linkage opportunities) at 14 full service Marriott International and former Starwood hotel brands, subject to a limited exception for the St. Regis, Westin, and Sheraton brands;

•
the exclusive right to be the timeshare partner for call transfer activities for all Marriott and, beginning in the second quarter of 2018, all former Starwood reservation call centers, as well as an extension of the term of our long-term call transfer arrangement with the potential for further extension;

•	the exclusive right to be the timeshare partner for certain digital marketing programs with respect to Marriott International’s digital lodging platforms, including marriott.com; and

•	the ability to market to Marriott International’s combined loyalty program members upon consolidation of the Marriott and Starwood loyalty programs.
We also terminated the Noncompetition Agreement that we entered into with Marriott International in connection with the Spin-Off (the “Noncompetition Agreement”). For additional information regarding the amendments to the License Agreements and the Marriott Rewards Agreement, as well as the termination of the Noncompetition Agreement, see Part II, Item 9B. “Other Information” of this Annual Report.
Our Business Strategy
Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. To achieve this goal, we are pursuing the following initiatives:
Drive profitable contract sales growth
We intend to continue to generate growth in vacation ownership sales by leveraging our globally recognized brand names and targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations. We expect to focus our efforts to generate growth through our Marriott Vacation Club points-based ownership programs focused in North America and Asia Pacific. We will also continue to focus on our approximately 400,000 owners around the world. In 2017, approximately 66 percent of our sales of vacation ownership products were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours and achieve our longer term goal of selling to an equal mix of new buyers and existing buyers. Our strategy includes an emphasis on new sales locations and new marketing channels geared toward driving first-time buyer tour growth. We are also committed to maximizing development margin through efficient marketing and sales spending and managing inventory costs and development activities.
Focus on the satisfaction of our owners and guests and the engagement of our associates
We are in the business of providing high-quality vacation experiences to our owners and guests around the world. We intend to maintain and improve their satisfaction with our products and services, particularly because our owners and guests are our most cost-effective sales channels. We intend to continue to sell our products through these very effective channels and believe that maintaining a high level of engagement across all of our customer groups is key to our success. We intend to provide innovative offerings in new destinations to meet the needs of current and future customers. We also intend to develop new offerings to attract the next generation of travelers looking for a greater variety of experiences with the high quality standards expected from a brand they trust.
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
We expect our limited level of debt and the use of capital efficient structures will enable us to maintain a level of liquidity that ensures financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning capital to shareholders. We intend to meet our liquidity needs through cash on hand, operating cash flow, our $250.0 million revolving credit facility (the “Revolving Corporate Credit Facility”), our $250.0 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”), and continued access to the asset-backed securities (“ABS”) term financing market.
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
The Ritz-Carlton Destination Club is a luxury tier vacation ownership brand. The Ritz-Carlton Destination Club provides luxurious vacation experiences commensurate with the legacy of the Ritz-Carlton brand. The Ritz-Carlton Destination Club resorts typically feature two, three and four bedroom units that typically include marble foyers, walk-in closets, custom kitchen cabinetry and luxury resort amenities such as large feature swimming pools and access to full service restaurants and bars. On-site management and services, which usually include daily housekeeping service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, are provided by The Ritz-Carlton Hotel Company.
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
Our points programs allow owners to bank and borrow their annual point allotments, access other Marriott Vacation Club locations through internal exchange programs that we and Interval International operate, and access Interval International’s approximately 3,000 affiliated resorts. Owners can also trade their vacation ownership usage rights for Marriott Rewards points, which can be used to access the vast majority of Marriott International’s system of over 4,600 participating hotels or redeem their Marriott Rewards points for airline miles or other merchandise offered through the Marriott Rewards customer loyalty program. Our points-based products offer usage in perpetuity or for a term of years, and may consist of real estate interests or a contractual right-to-use.
Our Weeks-Based Vacation Ownership Products
We continue to sell Marriott Vacation Club branded weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in one of our existing points-based programs. We offer multi-week vacation ownership interests in specific Grand Residences by Marriott and The Ritz-Carlton Destination Club resorts, but we also intend to continue placing luxury branded inventory into our points-based ownership program focused in North America, Marriott Vacation Club Destinations (“MVCD”). Our Marriott Vacation Club, Grand Residences by Marriott and The Ritz-Carlton Destination Club weeks-based vacation ownership products in the United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell vacation ownership interests as a right-to-use product subject to a finite term under the Marriott Vacation Club brand in Asia Pacific and Europe and under the Grand Residences by Marriott brand in Europe.
Global Exchange Opportunities
As part of the launch of the MVCD program in 2010, we began offering our existing Marriott Vacation Club owners who hold weeks-based products in the United States and Caribbean the opportunity to participate, on a voluntary basis, in MVCD’s exchange program through which many of MVCD’s vacation experiences are offered. We began offering the opportunity to participate in the exchange program to owners who hold weeks-based products in Europe in 2012 and to owners who hold weeks-based products in Asia Pacific in 2016. All existing owners, whether or not they elected to participate in the MVCD exchange program, retained their existing rights and privileges of vacation ownership. Owners who elected to participate in the exchange program received the ability to trade their weeks-based interval usage for vacation club points usage each year, typically subject to payment of an initial enrollment fee and annual fees. As of the end of 2017, approximately 176,000 weeks-based owners have enrolled nearly 280,000 weeks in MVCD’s exchange program since its launch.
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
Marketing and Sales Activities
We sell our upscale tier vacation ownership products under the Marriott Vacation Club brand primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. Marriott Vacation Club products are currently marketed for sale throughout the United States and in over 30 countries around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2017, approximately 90 percent of our sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando, our network of third-party brokers in Latin America and Europe, and our city-based sales centers, such as our sales centers in Dubai and Singapore. We have nearly 60 global sales locations focused on the sale of Marriott Vacation Club products. We utilize a number of marketing channels to attract qualified customers to our sales locations for our Marriott Vacation Club products.
We solicit our owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service center located in Salt Lake City, Utah. In 2017, approximately 66 percent of our sales of vacation ownership products were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours and achieve our longer term goal of selling to an equal mix of new buyers and existing owners. Our strategy includes an emphasis on new marketing channels geared toward driving first-time buyer tour growth.
We offer customers who are referred to us by our owners discounted stays at our resorts and conduct scheduled sales tours while they are on site. Where allowed by applicable law, we offer Marriott Rewards points to our owners when their referral candidates tour with us or buy vacation ownership interests from us.
We also market to existing Marriott Rewards customer loyalty program members and travelers who are staying in locations where we have resorts. We market extensively to guests in Marriott International hotels that are located near one of our sales locations and have call transfer arrangements with Marriott International pursuant to which callers to certain of its reservation centers are asked if they would like to be transferred to one of our representatives that can tell them about our products. In addition, we operate other local marketing venues in various high-traffic areas. A significant part of our direct marketing activities are focused on prospects in the Marriott Rewards customer loyalty program database and our in-house database of qualified prospects. We offer guests who do not buy a vacation ownership interest during their initial tour the opportunity to purchase an “Encore” package for a future stay at our resorts. These return guests are nearly twice as likely to purchase as a first-time visitor. We are also focused on expanding our use of social media and digital marketing channels.
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
We believe consumers place a great deal of trust in the Marriott and Ritz-Carlton brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a prominent presence on the www.marriott.com and www.ritzcarlton.com websites. Our proprietary sites, which include www.marriottvacationsworldwide.com, www.marriottvacationclub.com and www.ritzcarltonclub.com, had over 5.2 million visits in 2017.

Inventory and Development Activities
We secure inventory by building additional phases at our existing resorts, repurchasing inventory in the secondary market, repurchasing inventory as a result of owner loan or maintenance fee defaults, or developing or acquiring inventory at resorts in strategic markets. We proactively buy back previously sold vacation ownership interests under our repurchase program at lower costs than would be required to develop new inventory. Efficient use of our capital is achieved through our points-based business model, which allows us to supply many sales locations with new inventory sourced from a small number of resort locations.
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
Nearly one-third of our vacation ownership resorts are co-located with Marriott International and Ritz-Carlton hotel properties. Co-location of our resorts with Marriott International or Ritz-Carlton branded hotels can provide several advantages from development, operations, customer experience and marketing perspectives, including sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. The larger campus of an integrated vacation ownership and hotel resort often can afford our owners more varied and elaborate amenities than those that would generally be available at a stand-alone resort. Shared infrastructure can also reduce our overall development costs for our resorts on a per unit basis. Integration of services and sharing staff and other expenses can lower overhead and operating costs for our resorts. Our on-site access to hotel customers, including Marriott Rewards customer loyalty program members, who are visiting co-located hotels also provides us with a cost-effective marketing channel for our vacation ownership products.
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
Owners generally can offer their vacation ownership interests for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. However, owners who purchase vacation ownership interests on the secondary market typically do not receive all of the benefits that owners who purchase products directly from us receive. When an owner purchases a vacation ownership interest directly from us, the owner receives certain entitlements that are tied to the underlying vacation ownership interest, such as the right to reserve a resort unit that underlies their vacation ownership interest in order to occupy that unit or exchange its use for use of a unit at another resort through an outside exchange service provider, as well as benefits that are incidental to the purchase of the vacation ownership interest. While a purchaser on the secondary market will receive all of the entitlements that are tied to the underlying vacation ownership interest, the purchaser is not entitled to receive certain incidental benefits. For example, owners who purchase our products on the secondary market have restricted access to our internal exchange programs and are not entitled to trade their usage rights for Marriott Rewards points. Therefore, those owners may only be entitled to use the inventory that underlies the vacation ownership interests they purchased. Additionally, most of our vacation ownership interests provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal when it is advantageous for us to do so, whether due to pricing, desire for the particular inventory, or other factors. All owners, whether they purchase directly from us or on the secondary market, are responsible for the annual maintenance fees, property taxes and any assessments that are levied by the relevant property owners’ association, as well as any exchange service membership dues or service fees.
Management Activities
We enter into a management agreement with the property owners’ association or other governing body at each of our resorts and, when a trust holds interests in resorts, with the trust’s governing body. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of the budgeted costs to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs at the locations where we employ the associates providing on-site services.
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
Each management agreement requires the property owners’ association, trust association or other governing body to provide sufficient funds to pay for the vacation ownership program and operating costs. To satisfy this requirement, owners of vacation ownership interests pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs of operating and maintaining the resorts or interests in the timeshare plan in which they hold a vacation ownership interest, including management fees and expenses, taxes (in some locations), insurance, and other related costs, and the costs of providing program services (such as reservation services). This fee includes a management fee payable to us for providing management services as well as an assessment for funds to be deposited into a capital asset reserve fund and used to renovate, refurbish and replace furnishings, common areas and other resort assets (such as parking lots or roofs) as needed over time. As the owner of completed but unsold vacation ownership inventory, we also pay maintenance fees in accordance with the legal requirements of the jurisdictions applicable to such resorts and programs. In addition, in early phases of development at a resort, we sometimes enter into subsidy agreements with the property owners’ associations under which we agree to pay costs that otherwise would be covered by annual maintenance fees associated with vacation ownership interests or units that have not yet been built. These subsidy arrangements help keep maintenance fees at a reasonable level for owners who purchase in the early stages of development.
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
Consumer Financing
We offer purchase money financing for purchasers of our vacation ownership products who meet our underwriting guidelines. By offering or eliminating financing incentives and modifying underwriting standards, we have been able to increase or decrease the volume of our financing activities depending on market conditions. We are not providing financing to buyers of our residential products.
In our North America segment in 2017, approximately 64 percent of Marriott Vacation Club customers financed their purchase with us. The average loan for our Marriott Vacation Club products totaled approximately $26,200, which represented 85 percent of the average purchase price. Our policy is to require a minimum down payment of 10 percent of the purchase price, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for loans for our Marriott Vacation Club products originated in 2017 was 12.13 percent and the average term was 10.2 years. Interest rates are fixed, and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for a Marriott Vacation Club owner who received a loan in 2017 was $406. We do not impose any prepayment penalties. Generally, loans for The Ritz-Carlton Destination Club products have a significantly higher balance, a longer term and a lower interest rate than loans for our Marriott Vacation Club products.
In 2017, approximately 91 percent of our loans were used to finance U.S.-based products. In our North American business, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2017, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 743; 75 percent had a credit score of over 700, 91 percent had a credit score of over 650 and 98 percent had a credit score of over 600.

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
We securitize the majority of the consumer loans we originate in support of our North American business. Historically, we have sold these loans to institutional investors in the ABS market on a non-recourse basis, completing securitization transactions once or twice each year. These vacation ownership notes receivable securitizations provide funding for us at interest rates similar to those available to companies with investment grade credit ratings, and transfer the economic risks and substantially all the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. During 2017, we completed one securitization transaction, which is discussed in detail in Footnote No. 10, “Debt,” to our Financial Statements. On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize eligible consumer loans. Those loans may later be transferred to term securitization transactions in the ABS market, which we intend to continue to complete at least once per year. Since 2000, we have issued approximately $5.0 billion of debt securities in securitization transactions in the ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.
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
Premier global brands
We believe that our exclusive licenses of the Marriott and Ritz-Carlton brands for use in the vacation ownership business provide us with a meaningful competitive advantage. Marriott International is a leading lodging company with more than 6,500 hotels in 127 countries and territories, including over 4,600 that participate in the Marriott Rewards and Ritz-Carlton Rewards customer loyalty programs. Consumer confidence in these renowned brands helps us attract and retain guests and owners. In addition, we provide our customers with access to the award-winning Marriott Rewards customer loyalty program. We also utilize the Marriott and Ritz-Carlton websites, www.marriott.com and www.ritzcarlton.com, as relatively low-cost marketing tools to introduce Marriott and Ritz-Carlton guests to our products and rent available inventory.

Loyal, highly satisfied customers
We have a large, highly satisfied customer base. In 2017, based on over 250,000 survey responses, approximately 91 percent of respondents indicated that they were highly satisfied with our products, sales and owner services and their on-site experiences (by selecting 8, 9 or 10 on a 10-point scale). Owner satisfaction is also demonstrated by the fact that our average resort occupancy was nearly 89 percent in 2017, significantly higher than the overall vacation ownership industry average of 79 percent in 2016, the most recent year for which average resort occupancy data was reported by ARDA. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn generates higher revenues.
Long-standing track record, experienced management and engaged associates
We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. Our seasoned management team is led by Stephen P. Weisz, our President and Chief Executive Officer. Mr. Weisz has served as President of our company since 1996 and has over 45 years of combined experience at Marriott International and Marriott Vacations Worldwide. William J. Shaw, the Chairman of our Board of Directors, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and spent nearly 37 years with Marriott International. Our nine executive officers have an average of over 28 years of total combined experience at Marriott Vacations Worldwide and Marriott International, with more than half of such total combined experience spent leading our business. We believe our management team’s extensive public company and vacation ownership industry experience has enabled us to achieve solid operating results and will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Our management’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones.
We believe that our associates provide superior customer service, which enhances our competitive position. We leverage outstanding associate engagement and strong corporate culture to deliver positive customer experiences in sales, marketing and resort operations. We survey our associates regularly through an external survey provider to understand their satisfaction and engagement, defined as how passionate employees are about the company’s mission and their willingness to “go the extra mile” to see it succeed. We routinely rank highly compared to other companies participating in such surveys. In 2017, 85 percent of our associates indicated that they were “engaged,” which is eight points above Aon Hewitt’s “Global Best Employer” benchmark of 77 percent. This external benchmark is based on research conducted by Aon Hewitt of more than 500 organizations that are considered to be “Best Employers.”
Segments
Our operations are grouped into three reportable business segments: North America, Asia Pacific and Europe. The “Corporate and Other” information described below includes activities that do not collectively comprise a separate reportable segment. The table below shows our revenue for 2017 for each of our segments and each of our revenue sources.

($ in thousands)	North America	Asia Pacific	Europe	Total
Sale of vacation ownership products	$662,424	$42,677	$22,839	$727,940
Resort management and other services	276,443	4,211	25,542	306,196
Financing	127,486	4,504	2,916	134,906
Rental	289,446	12,554	20,902	322,902
Cost reimbursements	421,546	3,827	34,628	460,001
	$1,777,345	$67,773	$106,827	$1,951,945
Financial information by segment and geographic area for 2017, 2016 and 2015 appears in Footnote No. 14, “Business Segments,” to our Financial Statements.
We generally own the unsold vacation ownership inventory at our properties as either a deeded beneficial interest in a real estate land trust, a deeded real estate interest at a specific resort, or a right-to-use interest in real estate owned or leased by a trust or other property owning or leasing vehicle (these forms of ownership are described in more detail in “Business—Our Products”). With respect to inventory that has not yet been converted into one of these forms of vacation ownership, we generally hold a fee, leasehold or other interest in the underlying real estate rights to the land parcel, building or units corresponding to such inventory. Further, we also own or lease other property at these resorts, including golf courses, fitness, spa and sports facilities, food and beverage outlets, resort lobbies and other common area assets. See Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for more information on our operating leases. Substantially all of the unsold vacation ownership inventory at our properties, subject to certain exceptions, is pledged as collateral for our Revolving Corporate Credit Facility.

North America Segment
In our North America segment, we develop, market, sell and manage vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands, as well as under Marriott Vacation Club Pulse, an extension of the Marriott Vacation Club brand. We also develop, market and sell vacation ownership and related products under The Ritz-Carlton Destination Club brand, as well as whole ownership residential products under The Ritz-Carlton Residences brand.
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
Our Properties
As of December 31, 2017, our portfolio consisted of over 65 properties with 13,654 vacation ownership villas (“units”), and we had approximately 400,000 owners. The following table shows our vacation ownership and residential properties as of December 31, 2017, and indicates the segment with which such property is associated:

Property	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(1)	Additional Planned Units(2)
47 Park Street - Grand Residences by Marriott	Europe	Urban	London, UK	VO	49	—
Grand Residences by Marriott - Kauai Lagoons	North America	Island/Beach	Kauai, HI	Residential	3	—
Marriott Grand Residence Club, Lake Tahoe	North America	Mountain/Ski	Lake Tahoe, CA	VO	199	—
Marriott Vacation Club at Surfers Paradise	Asia Pacific	Beach	Surfers Paradise, Australia	VO	88	—
Marriott Vacation Club at The Empire Place	Asia Pacific	Urban	Bangkok, Thailand	VO	55	—
Marriott Vacation Club Pulse at Custom House, Boston	North America	Urban	Boston, MA	VO	84	—
Marriott Vacation Club Pulse at The Mayflower, Washington, D.C.	North America	Urban	Washington, D.C.	VO	71	—
Marriott Vacation Club Pulse, New York City(3)	North America	Urban	New York, New York	VO	177	—
Marriott Vacation Club Pulse, San Diego	North America	Urban	San Diego, CA	VO	264	—
Marriott Vacation Club Pulse, South Beach	North America	Urban/Beach	Miami Beach, FL	VO	47	—
Marriott’s Aruba Ocean Club	North America	Island/Beach	Aruba	VO	218	—
Marriott’s Aruba Surf Club	North America	Island/Beach	Aruba	VO	450	—
Marriott’s Bali Nusa Dua Gardens	Asia Pacific	Island/Beach	Bali, Indonesia	VO	51	—
Marriott’s Barony Beach Club	North America	Beach	Hilton Head, SC	VO	255	—
Marriott’s BeachPlace Towers	North America	Beach	Fort Lauderdale, FL	VO	206	—
Marriott’s Canyon Villas	North America	Golf/Desert	Phoenix, AZ	VO	213	39
Marriott’s Club Son Antem	Europe	Island/Golf	Mallorca, Spain	VO	224	—
Marriott’s Crystal Shores	North America	Island/Beach	Marco Island, FL	VO	107	112
Marriott’s Cypress Harbour	North America	Entertainment	Orlando, FL	VO	510	—
Marriott’s Desert Springs Villas	North America	Golf/Desert	Palm Desert, CA	VO	236	—
Marriott’s Desert Springs Villas II	North America	Golf/Desert	Palm Desert, CA	VO	402	—

Property	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(1)	Additional Planned Units(2)
Marriott’s Fairway Villas	North America	Golf	Absecon, NJ	VO	180	90
Marriott’s Frenchman’s Cove	North America	Island/Beach	St. Thomas, USVI	VO	155	65
Marriott’s Grand Chateau	North America / Asia Pacific	Entertainment	Las Vegas, NV	VO	656	224
Marriott’s Grande Ocean	North America	Beach	Hilton Head, SC	VO	290	—
Marriott’s Grande Vista	North America	Entertainment	Orlando, FL	VO	900	—
Marriott’s Harbour Club	North America	Beach	Hilton Head, SC	VO	40	—
Marriott’s Harbour Lake	North America	Entertainment	Orlando, FL	VO	312	588
Marriott’s Harbour Point	North America	Beach	Hilton Head, SC	VO	86	—
Marriott’s Heritage Club	North America	Golf	Hilton Head, SC	VO	30	—
Marriott’s Imperial Palms	North America	Entertainment	Orlando, FL	VO	46	—
Marriott’s Kauai Beach Club	North America	Island/Beach	Kauai, HI	VO	232	—
Marriott’s Kauai Lagoons - Kalanipu’u	North America	Island/Beach	Kauai, HI	VO	75	—
Marriott’s Ko Olina Beach Club	North America / Asia Pacific	Island/Beach	Oahu, HI	VO	546	202
Marriott’s Lakeshore Reserve	North America	Entertainment	Orlando, FL	VO	85	254
Marriott’s Legends Edge at Bay Point	North America	Golf	Panama City Beach, FL	VO	83	—
Marriott’s Mai Khao Beach - Phuket	Asia Pacific	Beach	Phuket, Thailand	VO	133	—
Marriott’s Manor Club at Ford’s Colony	North America	Entertainment	Williamsburg, VA	VO	200	—
Marriott’s Marbella Beach Resort	Europe	Beach	Marbella, Spain	VO	288	—
Marriott’s Maui Ocean Club	North America	Island/Beach	Maui, HI	VO	458	—
Marriott’s Monarch	North America	Beach	Hilton Head, SC	VO	122	—
Marriott’s Mountain Valley Lodge	North America	Mountain/Ski	Breckenridge, CO	VO	78	—
Marriott’s MountainSide	North America	Mountain/Ski	Park City, UT	VO	182	—
Marriott’s Newport Coast Villas	North America	Beach	Newport Beach, CA	VO	699	—
Marriott’s Ocean Pointe	North America	Beach	Palm Beach Shores, FL	VO	341	—
Marriott’s OceanWatch Villas at Grande Dunes	North America	Beach	Myrtle Beach, SC	VO	361	—
Marriott’s Oceana Palms	North America	Beach	Singer Island, FL	VO	159	—
Marriott’s Phuket Beach Club	Asia Pacific	Beach	Phuket, Thailand	VO	144	—
Marriott’s Playa Andaluza	Europe	Beach	Estepona, Spain	VO	173	—
Marriott’s Royal Palms	North America	Entertainment	Orlando, FL	VO	123	—
Marriott’s Sabal Palms	North America	Entertainment	Orlando, FL	VO	80	—
Marriott’s Shadow Ridge	North America	Golf/Desert	Palm Desert, CA	VO	569	430
Marriott’s St. Kitts Beach Club	North America	Island/Beach	West Indies	VO	88	—
Marriott’s StreamSide	North America	Mountain/Ski	Vail, CO	VO	96	—
Marriott’s Summit Watch	North America	Mountain/Ski	Park City, UT	VO	135	—
Marriott’s Sunset Pointe	North America	Beach	Hilton Head, SC	VO	25	—
Marriott’s SurfWatch	North America	Beach	Hilton Head, SC	VO	195	—
Marriott’s Timber Lodge	North America	Mountain/Ski	Lake Tahoe, CA	VO	264	—
Marriott’s Village d’lle-de-France	Europe	Entertainment	Paris, France	VO	185	—
Marriott’s Villas at Doral	North America	Golf	Miami, FL	VO	141	—
Marriott’s Waikoloa Ocean Club	North America	Island/Beach	Waikoloa, HI	VO	112	—
Marriott’s Waiohai Beach Club	North America / Asia Pacific	Island/Beach	Kauai, HI	VO	230	—
Marriott’s Willow Ridge Lodge	North America	Entertainment	Branson, MO	VO	132	282
The Ritz-Carlton Club & Residences, San Francisco
Vacation Ownership	North America	Urban	San Francisco, CA	VO	25	—

Property	Segment	Experience	Location	Vacation Ownership (VO) or Residential	Units Built(1)	Additional Planned Units(2)
Residential	North America	Urban	San Francisco, CA	Residential	57	—
The Ritz-Carlton Club, Aspen Highlands	North America	Mountain/Ski	Aspen, CO	VO	73	—
The Ritz-Carlton Club, Lake Tahoe	North America	Mountain/Ski	Lake Tahoe, CA	VO	11	—
The Ritz-Carlton Club, St. Thomas	North America	Island/Beach	St. Thomas, USVI	VO	105	—
The Ritz-Carlton Club, Vail	North America	Mountain/Ski	Vail, CO	VO	45	—
Total					13,654	2,286
Units Available for Sale(4)					1,153
_________________________

(1)	“Units Built” represents units with a certificate of occupancy that have been constructed or converted under one of our brands.

(2)	“Additional Planned Units” represents units that are being constructed or converted under one of our brands or that we expect to construct or convert in the future.

(3)
During 2016, we entered into a commitment to purchase an operating property located in New York, New York, and subsequently assumed management of this property. We expect to acquire the units in this property, in their current form, over time. See Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for additional information regarding this transaction.

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
Seasonality
In general, the vacation ownership business is modestly seasonal, with stronger revenue generation during traditional vacation periods, including summer months and major holidays. These seasonal patterns may cause fluctuations in quarterly revenues and margins. Our vacation ownership management business does not experience significant seasonality.
Competition
Competition in the vacation ownership industry is driven primarily by the quality, number and location of vacation ownership resorts, the quality and capability of the related property management program, trust in the brand, pricing of product offerings and the availability of program benefits, such as exchange programs and access to affiliated hotel networks. We believe that our focus on offering distinctive vacation experiences, combined with our financial strength, well-established and diverse market presence, strong brands, expertise and well-managed and maintained properties, will enable us to remain competitive. Vacation ownership is a vacation option that is positioned and sold as an attractive alternative to vacation rentals (such as hotels, resorts and condominium rentals) and second home ownership. The various segments within the vacation ownership industry can be differentiated by the quality level of the accommodations, range of services and ancillary offerings, and price. Our brands operate in the upscale and luxury tiers of the vacation ownership segment of the industry and the upscale and luxury tiers of the whole ownership segment (also referred to as the residential segment) of the industry.
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
Outside North America and the Caribbean, we operate in two primary regions, Asia Pacific and Europe. In both regions, we are one of the largest lodging-branded vacation ownership companies operating in the upscale tier, with regional operators dominating the competitive landscape. Where possible, our vacation ownership properties in these regions are co-located with Marriott International branded hotels. In Asia Pacific, our owner base is derived primarily from the Asia Pacific region and secondarily from the Europe and North America regions. In Europe, our owner base is derived primarily from the North America, Europe and Middle East regions.
Recent and potential future consolidation in the highly fragmented vacation ownership industry may increase competition. For example, ILG, Inc., which operates the Interval International exchange program, acquired Hyatt Residence Club in October 2014 and Vistana Signature Experiences, Inc. (which includes the Westin and Sheraton brands) in May 2016. Diamond Resorts International, Inc. completed the acquisition of the vacation ownership business of Gold Key Resorts in October 2015 and the acquisition of the vacation ownership business of Intrawest Resort Club Group in January 2016. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.
Competition in the vacation ownership industry may also increase as private competitors become publicly traded companies or existing publicly traded competitors spin-off their vacation ownership operations. For example, Hilton Worldwide Holdings Inc. completed the spin-off of its vacation ownership operations in January 2017 and Hilton Grand Vacations Inc. is now a separate publicly traded company. In August 2017, Wyndham Worldwide announced plans to spin off its hotel business during the first half of 2018 resulting in two separate, publicly traded companies, including a publicly traded vacation ownership company. In November 2017, Bluegreen Vacations Corporation completed an initial public offering that resulted in approximately 10 percent of its stock being held by the public. Competitors that are publicly traded companies may benefit from a lower cost of, and greater access to, capital, as well as more focused management attention.
Regulation
Our business is heavily regulated. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world. Some laws, regulations and policies may impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau, the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. The collection, use and protection of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States and in other jurisdictions around the world, such as Europe’s new General Data Protection Regulation (the “GDPR”), which will become effective in May 2018. Other laws, regulations and policies primarily affect one of four areas of our business: real estate development activities; marketing and sales activities; lending activities; and resort management activities.
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
Many jurisdictions, including many jurisdictions in the United States, Asia Pacific and Europe, require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the vacation ownership interests and other real estate interests we market and sell, such as information concerning the interests being offered, any projects, resorts or programs to which the interests relate, applicable condominium or vacation ownership plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such interests, and a description of the manner in which we intend to offer and advertise such interests. Regulation outside the United States includes, for example, European regulations to which our vacation ownership activities within the European Union are subject and Singaporean regulations to which certain of our Asia Pacific operations are subject. Among other things, the European and Singaporean regulations: (1) require delivery of specified disclosure (some of which must be provided in a specific format or language) to purchasers; (2) require a specified “cooling off” rescission period after a purchase is made; and (3) prohibit any advance payments during the “cooling off” rescission period.
We must obtain the approval of numerous governmental authorities for our marketing and sales activities. Changes in circumstances or applicable law may necessitate the application for or modification of existing approvals. Currently, we are permitted to market and sell vacation ownership products in all 50 states and the District of Columbia in the United States and numerous countries in North and South America, the Caribbean, Europe, Asia and the Middle East. In Australia, our Marriott Vacation Club Destinations, Australia points-based program is subject to regulation as a “managed investment scheme” by the Australian Securities & Investments Commission. In some countries our vacation ownership products are marketed by third party brokers.
Laws in many jurisdictions in which we sell vacation ownership interests grant the purchaser of a vacation ownership interest the right to cancel a purchase contract during a specified rescission period following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by us.
In recent years, regulators in many jurisdictions have increased regulations and enforcement actions related to telemarketing operations, including requiring adherence to the federal Telephone Consumer Protection Act (the “TCPA”) and similar “do not call” legislation. These measures have significantly increased the costs and reduced the efficiencies associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse effects from telemarketing legislation and enforcement is mitigated in some instances by the use of permission-based marketing, under which we obtain the permission of prospective purchasers to contact them in the future. We participate in various programs and follow certain procedures that we believe help reduce the possibility that we contact individuals who have requested to be placed on federal or state “do not call” lists, including subscribing to the federal and certain state “do not call” lists, and maintaining an internal “do not call” list.
Lending Regulation
Our lending activities are subject to a number of laws and regulations including those of applicable supervisory, regulatory and enforcement agencies such as, in the United States, the Consumer Financial Protection Bureau, the FTC, and the Financial Crimes Enforcement Network. These laws and regulations, some of which contain exceptions applicable to the timeshare industry or may not apply to some of our products, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Consumer Protection Act, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act and the Bank Secrecy Act. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, usury, fair debt collection practices, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.
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
Employees
As of December 31, 2017 we had approximately 11,000 employees with an average length of service of nearly seven years. We believe our relations with our employees are very good.
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
Our business and the vacation ownership industry are particularly affected by negative trends in the general economy, and the recovery period in our industry may lag behind overall economic improvement. Demand for vacation ownership industry products and services is linked to a number of factors relating to general global, national and regional economic conditions, including perceived and actual economic conditions, exchange rates, availability of credit and business and personal discretionary spending levels. Weakened consumer confidence and limited availability of consumer credit can cause demand for our vacation ownership products to decline, which may reduce our revenue and profitability. Because a significant portion of our expenses, including personnel costs, interest, property taxes and insurance, are relatively fixed, we may not be able to adjust spending quickly enough to offset revenue decreases. Adverse economic conditions may also cause purchaser defaults on our vacation ownership notes receivable to increase. In addition, adverse global and national economic and political events, as well as significant terrorist attacks, are likely to have a dampening effect on the economy in general, which could negatively affect our financial performance and our stock price.

The sale of vacation ownership interests in the secondary market by existing owners could cause our sales revenues and profits to decline.
Existing owners have offered, and are expected to continue to offer, their vacation ownership interests for sale on the secondary market. The prices at which these interests are sold are typically less than the prices at which we would sell the interests. As a result, these sales can create pricing pressure on our sale of vacation ownership products, which could cause our sales revenues and profits to decline. In addition, if the secondary market for vacation ownership interests becomes more organized and liquid than it currently is, the resulting availability of vacation ownership interests (particularly where the vacation ownership interests are available for sale at lower prices than the prices at which we would sell them) could adversely affect our sales and our sales revenues. Further, unlawful or deceptive third-party vacation ownership interest resale schemes involving interests in our resorts could damage our reputation and brand value and adversely impact our sales revenues.
Development of a viable secondary market may also cause the volume of vacation ownership interests inventory that we are able to repurchase to decline, which could adversely impact our development margin, as we utilize this lower cost inventory source to supplement our inventory needs and reduce our cost of vacation ownership products.
Our ability to develop, acquire and repurchase vacation ownership inventory may be impaired if we or third parties with whom we do business are unable to access capital when necessary.
The availability of funds for new investments, primarily developing, acquiring or repurchasing vacation ownership inventory, depends in part on liquidity factors and capital markets over which we can exert little, if any, control. We have historically securitized the majority of the consumer loans we originate in support of our North America segment in the ABS market, completing transactions once each year for the past several years. Instability in the financial markets could impact the timing and volume of any securitizations we undertake, as well as the financial terms of such securitizations. Any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations. Such deterioration could also impact our ability to renew the Warehouse Credit Facility, which we must do in order to access funds under that facility after March 2019, on terms favorable to us, or at all. Further, any indebtedness we incur, including indebtedness under our Revolving Corporate Credit Facility or our Warehouse Credit Facility, may adversely affect our ability to obtain additional financing. If we are unable to access these sources of funds, our ability to acquire additional vacation ownership inventory, repurchase vacation ownership interests that our owners propose to sell to third parties, or make other investments in our business could be impaired.
Our reliance on capital efficient transactions to satisfy a portion of our future needs for inventory and additional on-site sales locations may impact our ability to have inventory available for sale when needed.
We have entered into capital efficient transactions in which third parties are responsible for delivering completed units which we expect to purchase at pre-agreed prices in the future. As we continue to execute our strategy to deploy capital efficiently, we will seek to enter into additional transactions to source inventory using similar or new transaction structures. These structures may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into capital efficient transactions do not fulfill their obligations to us, or if they exercise their right to sell inventory to a third party other than us, the inventory we expect to acquire may not be delivered on time or at all, or may not otherwise be within agreed upon specifications. If our capital efficient transaction counterparties do not perform as expected and we do not purchase the expected inventory or obtain inventory from alternative sources on a timely basis, we may not be able to achieve sales forecasts. In addition, we anticipate opening new on-site sales locations in connection with some or all of our new resort locations. If third parties with whom we enter into transactions do not deliver these sales locations as expected, our future sales growth could be negatively impacted.
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
We can borrow up to $250.0 million under the Revolving Corporate Credit Facility and could also incur additional debt to the extent permitted under the Revolving Corporate Credit Facility. Our ability to make dividend payments to holders of our common stock and to make payments on and refinance our indebtedness, including debt under the Revolving Corporate Credit Facility, the Warehouse Credit Facility or our 1.5% Convertible Senior Notes due 2022 (the “Convertible Notes”) or any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. If we cannot repay or refinance our debt on commercially reasonable terms as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing capital expenditures, (2) limiting financing offered to customers, which could result in reduced sales, and (3) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the vacation ownership industry could be impaired. If we cannot make scheduled payments on our debt, we will be in default and holders of the Convertible Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Revolving Corporate Credit Facility could terminate their commitments to loan money, lenders under our secured debt (including any borrowings outstanding under the Revolving Corporate Credit Facility) could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. If lenders of any of our debt are able to accelerate amounts due to them, a default or acceleration of our other debt could be triggered.
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
Our vacation ownership notes receivable securitization program could be adversely affected if a particular vacation ownership notes receivable pool fails to meet certain ratios, which could occur if the default rates or other credit metrics of the underlying vacation ownership notes receivable deteriorate. Default rates may deteriorate due to many different reasons, including those beyond our control, such as financial hardship of purchasers. Our ability to sell securities backed by our vacation ownership notes receivable depends on the continued ability and willingness of capital market participants to invest in such securities. Asset-backed securities issued in our securitization programs could be downgraded by credit agencies in the future. If a downgrade occurs, our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available. This would decrease our profitability and might require us to adjust our business operations, including by reducing or suspending our provision of financing to purchasers of vacation ownership interests. Sales of vacation ownership interests may decline if we reduce or suspend the provision of financing to purchasers, which may adversely affect our cash flows, revenues and profits.
Purchaser defaults on the vacation ownership notes receivable our business generates could reduce our revenues, cash flows and profits.
We are subject to the risk that purchasers of our vacation ownership interests may default on the financing that we provide. The risk of purchaser defaults may increase due to man-made or natural disasters, that cause financial hardship for purchasers. Purchaser defaults could cause us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the vacation ownership notes receivable we have securitized through the ABS market or the Warehouse Credit Facility.
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
We conduct business in over 30 countries and territories, and our operations outside the United States represented approximately 13 percent of our revenues, excluding cost reimbursements, in 2017. International properties and operations expose us to a number of additional challenges and risks, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business:

•	complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions;

•	increases in anti-American sentiment and the identification of our brands as American brands;

•	U.S. laws that affect the activities of U.S. companies abroad;

•	the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws;

•	tax impacts associated with the repatriation of our non-U.S. earnings;

•	the difficulties involved in managing an organization doing business in many different countries;

•	uncertainties as to the enforceability of contract and intellectual property rights under local laws;

•	rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;

•	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;

•	forced nationalization of resort properties by local, state or national governments; and

•	other exposure to local economic risks.
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
We collect and retain large volumes of internal and customer data, including social security numbers, credit card numbers and other personally identifiable information of our customers in various internal information systems and information systems of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is critical to us. We could make faulty decisions if that data is inaccurate or incomplete. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment as well as the requirements imposed on us by the payment card industry surrounding information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which we operate. Our systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so.
Our information systems and records, including those we maintain with our service providers, may be subject to security breaches, cyber attacks, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses, fines or litigation. For example, failure to comply with Europe’s new GDPR, which will become effective in May 2018, could result in fines of up to 4 percent of annual worldwide “turnover” (a measure similar to revenues in the United States). A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

A failure to keep pace with developments in social media could impair our competitive position.
The proliferation and global reach of social media continues to expand rapidly and could cause us to suffer reputational harm. The continuing evolution of social media presents new challenges and requires us to keep pace with new developments, technology and trends. Negative posts or comments about us, the properties we manage or our brands on any social networking or user-generated review website, including travel and vacation property websites, could affect consumer opinions of us and our products, and we cannot guarantee that we will timely or adequately redress such instances.
Inadequate or failed technologies could lead to interruptions in our operations, which may materially adversely affect our business, financial position, results of operations or cash flows.
Our operations depend on our ability to maintain existing systems and implement new technologies, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, and other events. Conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If our information technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, our business, financial position, results of operations or cash flows may be adversely affected.
Our industry is competitive, which may impact our ability to compete successfully with other vacation ownership brands and with other vacation rental options for customers.
A number of highly competitive companies participate in the vacation ownership industry, including several that are affiliated with branded hotel companies. We believe that competition in the vacation ownership industry is driven primarily by the quality, number and location of vacation ownership resorts, trust in the brand, pricing of product offerings and the availability of program benefits, such as exchange programs and access to affiliated hotel networks. Our brands compete with the vacation ownership brands of major hotel chains in national and international venues, as well as with the vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry. Innovations that impact the industry may also lead to new products and services that could disrupt our business model and create new and stronger competitors.
Recent and potential future consolidation in the highly fragmented vacation ownership industry may increase competition. For example, ILG, Inc., which operates the Interval International exchange program, acquired Hyatt Residence Club in October 2014 and Vistana Signature Experiences, Inc. (which includes the Westin and Sheraton brands) in May 2016. Diamond Resorts International, Inc. completed the acquisition of the vacation ownership business of Gold Key Resorts in October 2015 and the acquisition of the vacation ownership business of Intrawest Resort Club Group in January 2016. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.
Competition in the vacation ownership industry may also increase as private competitors become publicly traded companies or existing publicly traded competitors spin-off their vacation ownership operations. For example, Hilton Worldwide Holdings Inc. completed the spin-off of its vacation ownership operations in January 2017, and Hilton Grand Vacations Inc. is now a separate publicly traded company. In August 2017, Wyndham Worldwide announced plans to spin off its hotel business during the first half of 2018 resulting in two separate, publicly traded companies, including a publicly traded vacation ownership company. In November 2017, Bluegreen Vacations Corporation completed an initial public offering that resulted in approximately 10 percent of its stock being held by the public. Competitors that are publicly traded companies may benefit from a lower cost of, and greater access to, capital, as well as more focused management attention.
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
In September 2016, Marriott International completed its acquisition of Starwood Hotels & Resorts Worldwide, Inc., following which Marriott International announced that it had begun permitting Marriott Rewards members to link their Marriott Rewards and Starwood Preferred Guest accounts and to transfer points between the two programs. In February 2018, in connection with Marriott International’s goals of creating a single loyalty program as well as integrating its website, reservation systems, call center and other programs with those it acquired in the Starwood transaction, we and Marriott International entered into amendments to the License Agreements and certain other agreements. Pursuant to these amendments, in exchange for agreeing to a limited exception to our exclusive rights with respect to access to the Marriott Rewards program and member lists and Marriott International’s reservation system and marriott.com website, we received a number of benefits, including a reduction in our annual royalty fee, increased annual co-marketing funds associated with Marriott International’s new credit card arrangements and reduced costs of Marriott Rewards points under our existing agreements with Marriott International resulting from planned system-wide reductions in the rates Marriott International charges its loyalty program partners, and certain expanded marketing rights. We cannot assure you that any benefits we expect from these amendments will be realized, or that they will be realized as or when expected.
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
Nearly one-third of our vacation ownership resorts are co-located with Marriott International and Ritz-Carlton hotel properties. If a Marriott International or Ritz-Carlton branded hotel property with which one of our resorts is co-located ceases to be operated by Marriott International or The Ritz-Carlton Hotel Company or one of their affiliates, we could lose the benefits derived from co-location of our resorts, such as the sharing of amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We expect our overhead and operating costs for resorts that are no longer co-located with a Marriott International or Ritz-Carlton hotel property would increase. We would also lose our on-site access to hotel customers, including Marriott Rewards customer loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.
If we are not able to maintain relationships with third parties that support our marketing activities, our business could be harmed.
Many of our marketing activities require us to maintain relationships with third parties. For example, we market to existing Marriott Rewards customer loyalty program members and travelers who are staying in locations where we have resorts. We also market extensively to guests in Marriott International hotels that are located near one of our sales locations and have marketing partnerships with North American Marriott reservation centers. In addition, we operate other local marketing venues in various high-traffic areas. If we are not able to maintain these marketing arrangements with these third parties on terms that are favorable to us or at all, our sales may decline, which could adversely affect our financial conditions and result of operations.
Our business may be adversely affected by factors that disrupt or deter travel.
The profitability of the vacation ownership resorts that we develop and manage may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is impacted by the number of prospective owners who visit our resorts. Fear of exposure to contagious and other diseases, such as Ebola virus, H1N1 Flu, Avian Flu, the Zika virus and Severe Acute Respiratory Syndrome, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, sinkholes, radiation releases, gas leaks and oil spills, may deter travelers from scheduling sales tours at our resorts or cause them to cancel travel plans. Damage to infrastructure, whether caused by natural or man-made disasters or other causes, that impedes travel may cause travelers to delay or cancel plans to tour or visit our resorts. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for vacation options such as our vacation ownership products may decrease if the cost of travel, including the cost of transportation and fuel, increases or if general economic conditions decline. Changes in the desirability of the locations where we develop and manage resorts as vacation destinations and changes in vacation and travel patterns may adversely affect our cash flows, revenue and profits.
Third-party reservation channels may negatively affect our rental revenues.
Some of our rental customers book their stays at our resorts through third-party internet travel intermediaries, such as expedia.com, orbitz.com and booking.com, as well as lesser-known and newly emerging online travel service providers. If the percentage of bookings through these intermediaries increases, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize lodging by increasing the importance of price and general indicators of quality (such as “three-star property”) at the expense of brand identification. These intermediaries also generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. Additionally, consumers can book stays at our resorts through other distribution channels, including travel agents, travel membership associations and meeting procurement firms. Over time, consumers may develop loyalties to these third-party reservation systems rather than to our booking channels. Although we expect to derive most of our business from traditional channels and our websites (and those of Marriott International and the Ritz-Carlton Hotel Company), our business and profitability could be adversely affected if customer loyalties change significantly, diverting bookings away from our resorts.
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
We may not be successful in maintaining compliance with all laws, regulations and policies to which we are currently subject, and the cost of compliance with such laws, regulations and policies could be significant. The laws, regulations and policies to which we are subject may change or be subject to different interpretation in the future, including in ways that could negatively impact our business. Failure to comply with current or future applicable laws, regulations and policies could have a material adverse effect on our business. For example, if we do not comply with applicable laws, governmental authorities in the jurisdictions where the violations occurred may revoke or refuse to renew licenses or registrations we must have in order to operate our business. In addition, Europe’s new GDPR, which will become effective in May 2018, extends the jurisdictional scope of European data protection law and imposes additional data protection requirements; potential penalties for non-compliance with the GDPR include administrative fines of up to 4 percent of our annual worldwide turnover. Failure to comply with applicable laws could also render sales contracts for our products void or voidable, subject us to fines or other sanctions and increase our exposure to litigation, including claims against us by individuals alleging our failure to comply with laws, regulations or policies to which we are subject. Adverse action by governmental authorities alleging our failure to comply with laws, regulations or policies, or litigation by individuals alleging such failures, could adversely affect our business, financial condition and reputation.
Changes in tax regulations or their interpretation could reduce our profits or increase our costs.
Jurisdictions in which we do business may at any time review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way that we structure them. For example, the effective tax rates of most U.S. corporations reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. In addition, interpretation of tax regulations requires us to exercise our judgment and taxing authorities or our independent registered public accounting firm may reach conclusions about the application of such regulations that differ from our conclusions. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. corporation, we could be placed at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act,” which significantly reforms the Internal Revenue Code of 1986, as amended. The new legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and shifts from a “worldwide” system of taxation in which U.S. companies are taxed on their global income to a territorial system in which U.S. companies are only taxed on income earned in the United States. Many aspects of the new legislation are unclear and may not be clarified for some time. We continue to examine the impact this tax reform legislation may have on our business, but have not yet been able to determine the full impact of the new laws on our business, operations or financial condition. The impact of certain provisions of this tax reform on our financial condition and results of operations could be adverse and such impact could be material.
Changes in privacy laws could adversely affect our ability to market our products effectively.
We rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings. Adoption of new state or federal laws regulating marketing and solicitation, or international data protection laws that govern these activities, or changes to existing laws, such as the Telemarketing Sales Rule, the CANSPAM Act and the GDPR, could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force us to make further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of vacation ownership interests and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have relationships and market to some individuals on these lists directly or by including our marketing message in the other companies’ marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce our products to them could be impaired.
Our points-based product form exposes us to an increased risk of temporary inventory depletion.
Selling vacation ownership interests in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. The primary source of inventory in our North America and Asia Pacific segments is concentrated in a small number of trust entities that issue vacation ownership interests denominated in points. In contrast, under our prior business model, we sold weeks-based vacation ownership interests tied to specific resorts; we thus had more sources of inventory (i.e., resorts), and the risk of inventory depletion was diffused among those sources of inventory.
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
The maintenance fees that are levied on owners of our vacation ownership interests by property owners’ association boards are used to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with Marriott and Ritz-Carlton brand standards. Property owners’ association boards may not levy sufficient maintenance fees, or owners of vacation ownership interests may fail to pay their maintenance fees for reasons such as financial hardship or because of damage to their vacation ownership interests from natural disasters such as hurricanes. In these circumstances, not only could our management fee revenue be adversely affected, but the vacation ownership properties could fall into disrepair and fail to comply with applicable brand standards. If a resort fails to comply with applicable brand standards, Marriott International or The Ritz-Carlton Hotel Company could terminate our rights under the applicable License Agreement to use its trademarks at the non-compliant resort, which would result in the loss of management fees, decrease customer satisfaction and impair our ability to market and sell our products at the non-compliant locations.
If maintenance fees at our resorts are required to be increased, our products could become less attractive and our business could be harmed.
The maintenance fees that are levied on owners of our vacation ownership interests by property owners’ association boards may increase as the costs to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with Marriott and Ritz-Carlton brand standards increase. Increased maintenance fees could make our products less desirable, which could have a negative impact on sales of our products and could also cause an increase in defaults with respect to our vacation ownership notes receivable portfolio.
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
We enter into a management agreement with the property owners’ association or other governing body at each of our resorts and, when a trust holds interests in resorts, with the trust’s governing body. The management fee is typically based on either a percentage of the budgeted costs to operate such resorts or a fixed fee arrangement. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs at the locations where we employ the associates providing on-site services. The terms of our management agreements typically range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides notice of termination before the expiration of the term. Any of these management contracts may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. Upon non-renewal or termination of our management agreement for a particular resort, the resort ceases to be part of our system and we lose the management fee revenue associated with the resort. If a management agreement is terminated or not renewed on favorable terms, our cash flows, revenues and profits could be adversely affected.
Some of our resorts and sales centers are concentrated in particular geographic areas, which exposes our business to the effects of regional events and occurrences in these areas.
Approximately 43 percent of our resorts and 20 percent of our sales centers are concentrated in Florida, South Carolina and Hawaii and, therefore, our business is particularly susceptible to the effects of natural or manmade disasters in these areas, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents. Depending on the severity of these disasters, the resulting damage could require closure of all or substantially all of our properties in one or more of these markets for a period of time necessary to complete repairs and renovations. We cannot guarantee that the amount of insurance maintained for these properties would cover all damages caused by any such an event, including the loss of sales at sales centers that are not fully operational. Our business is also particularly susceptible to the effects of adverse economic developments in these areas, such as regional economic downturns, significant increases in the number of our competitors’ products in these markets and potentially higher labor, real estate, tax or other costs in the geographic markets in which we are concentrated. As a result of this geographic concentration of properties, we face a greater risk of a negative effect on our revenues in the event these areas are affected by extreme weather, manmade disasters or adverse economic and competitive conditions.
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
We intend to pay a regular quarterly dividend to our stockholders. However, we may not declare or pay such dividends in the future at the prior rate or at all. All decisions regarding our payment of dividends will be made by our Board of Directors from time to time and will be subject to an evaluation of our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice, contractual restraints and other business considerations that our Board of Directors considers relevant. In addition, our Revolving Corporate Credit Facility contains restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. We may not have sufficient surplus under Delaware law to be able to pay any dividends, which may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.
The market price of our common stock may fluctuate significantly.
Our common stock has a limited trading history. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant new business developments or significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles, including a new standard regarding revenue recognition that we adopted in the first quarter of 2018;

•	the failure of securities analysts to continue to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the vacation ownership industry;

•	overall market fluctuations;

•	initiation of or developments in legal proceedings;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.
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
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue and determination of cost of sales, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for more information regarding changes in accounting standards that we recently adopted or expect to adopt in the future.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
Although holders of the Convertible Notes are generally not permitted to convert the Convertible Notes until June 15, 2022, in the event the conditional conversion feature of the Convertible Notes is triggered due to the trading price of the Convertible Notes or our common stock, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. See Footnote No. 10, “Debt,” to our Financial Statements for additional information. If one or more holders elect to convert their Convertible Notes, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to repurchase the Convertible Notes upon a fundamental change.
Upon the occurrence of certain fundamental changes with respect to our company, holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes at a purchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. In addition, unless we elect to deliver solely shares of our common stock, we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by the agreements governing our existing indebtedness (including the credit agreement governing the Revolving Corporate Credit Facility) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required or to pay cash payable on future conversions of the Convertible Notes as required would constitute a default under the Convertible Notes. Such a default or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the Revolving Corporate Credit Facility). If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
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
In connection with the Convertible Notes, we entered into privately negotiated convertible note hedges (the “Convertible Note Hedges”) with affiliates of two of the initial purchasers of the Convertible Notes. The Convertible Note Hedges cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the same number of shares of common stock that initially underlay the Convertible Notes. The Convertible Note Hedges are expected generally to reduce potential dilution to our common stock and/or offset cash payments we are required to make in excess of the principal amount, in each case, upon any conversion of Convertible Notes. Concurrently with our entry into the Convertible Note Hedges, we entered into warrant transactions (the “Warrants”) with the hedge counterparties relating to the same number of shares of common stock. The Warrants could separately have a dilutive effect on our shares of common stock to the extent that the market price per share exceeds the applicable strike price of the Warrants on one or more of the applicable expiration dates.
In connection with establishing their initial hedges of the Convertible Note Hedges and the Warrants, the hedge counterparties and/or their respective affiliates advised us that they expected to purchase shares of our common stock in secondary market transactions and/or enter into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. The hedge counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market. The effect, if any, of these activities on the market price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could cause or prevent an increase or a decline in the market price of our common stock or the Convertible Notes.
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
Anti-takeover provisions in our organizational documents and Delaware law and in certain agreements to which we are party could delay or prevent a change in control.
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
Further, the terms of the Convertible Notes require us to repurchase the Convertible Notes in the event of certain fundamental changes with respect to our company. A takeover of our company would trigger an option of the holders of the Convertible Notes to require us to repurchase the Convertible Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to holders of our common stock and holders of the Convertible Notes.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
As of December 31, 2017, our portfolio consisted of over 65 properties in the United States and nine other countries and territories. These properties are described in Part I, Item 1, “Business,” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own all unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.
In addition, we own or lease our regional offices and sales centers, both in the United States and internationally. Our corporate headquarters in Orlando, Florida consists of approximately 160,000 square feet of leased space in two buildings, under a lease expiring in August 2021. We also own an office facility in Lakeland, Florida consisting of approximately 125,000 square feet.
Item 3.        Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed under “Loss Contingencies” in Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.
Item 4.        Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “VAC.” The following table sets forth the high and low sales prices for our common stock and the per share cash dividends we declared for each fiscal quarter during the last two fiscal years.

	Stock Price		Dividends Declared Per Share
	High	Low
2017
Quarter ended March 31, 2017	$100.12	$79.79	$0.35
Quarter ended June 30, 2017	$128.25	$96.42	$0.35
Quarter ended September 30, 2017	$125.90	$107.58	$0.35
Quarter ended December 31, 2017	$143.53	$122.07	$0.40
2016
Quarter ended March 25, 2016	$70.29	$45.95	$0.30
Quarter ended June 17, 2016	$69.97	$56.33	$0.30
Quarter ended September 9, 2016	$80.27	$61.87	$0.30
Quarter ended December 30, 2016	$89.94	$59.36	$0.35
We currently expect to pay quarterly cash dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. In addition, our Revolving Corporate Credit Facility contains restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.
During the 2017 third quarter, we issued $230.0 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2022. The Convertible Notes were offered in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to the initial purchasers for initial resale to qualified institutional buyers pursuant to an exemption from registration provided by Rule 144A promulgated under the Securities Act. See Footnote No. 10, “Debt,” to our Financial Statements for additional information regarding the Convertible Notes.

Holders of Record
On February 23, 2018, there were 22,791 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these record holders; however, we believe that there were approximately 39,500 beneficial owners of our common stock as of February 23, 2018.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017 – October 31, 2017	—	$—	—	1,498,986
November 1, 2017 – November 30, 2017	—	$—	—	1,498,986
December 1, 2017 – December 31, 2017	39,491	$132.64	39,491	1,459,495
Total	39,491	$132.64	39,491	1,459,495
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

Performance Graph
The above graph compares the relative performance of our common stock, the S&P SmallCap 600 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. The graph assumes that $100 was invested in our common stock and each index on December 28, 2012. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.        Selected Financial Data
The following table presents a summary of our selected historical consolidated financial data for the periods indicated below. Because this information is only a summary and does not provide all of the information contained in our Financial Statements, including the related notes, it should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Financial Statements for each year for more detailed information.

	Fiscal Years(1)
(in thousands, except per share amounts)	2017	2016(2)	2015(2)	2014	2013
Income Statement Data
Revenues	$1,951,945	$1,808,486	$1,810,795	$1,716,016	$1,749,688
Revenues net of total expenses	231,282	225,271	218,003	156,498	143,920
Net income	226,778	137,348	122,799	80,756	79,730
Per Share Data
Earnings per share - Basic	$8.38	$4.93	$3.90	$2.40	$2.25
Basic Shares	27,078	27,882	31,487	33,665	35,373
Earnings per share - Diluted	$8.18	$4.83	$3.82	$2.33	$2.18
Diluted Shares	27,733	28,422	32,168	34,635	36,621
Cash dividends declared per share	$1.45	$1.25	$1.05	$0.25	$—
Balance Sheet Data
Total assets	$2,906,193	$2,391,419	$2,399,718	$2,530,579	$2,623,230
Debt, net	1,095,213	737,224	678,793	703,013	670,619
Mandatorily redeemable preferred stock of consolidated subsidiary, net	—	—	38,989	38,816	38,643
Total liabilities	1,861,173	1,483,600	1,423,451	1,450,876	1,414,493
Total equity	1,045,020	907,819	976,267	1,079,703	1,208,737
Other Data
Contract Sales(3)
Vacation ownership	$802,890	$723,634	$699,884	$698,765	$679,089
Residential products	—	—	28,420	14,514	14,813
Total contract sales	$802,890	$723,634	$728,304	$713,279	$693,902
_________________________

(1)
Beginning with our 2017 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle. All fiscal years prior to 2017 included 52 weeks, except for 2013, which included 53 weeks.

(2)	Data presented herein has been reclassified to conform to our 2017 financial statement presentation.

(3)
Contract sales consist of the total amount of vacation ownership product sales under purchase agreements signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period. In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Income Statements due to the requirements for revenue recognition described in Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

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
Special Note on Adoption of ASC 606
We adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (commonly referred to as “ASC 606”), effective January 1, 2018. As discussed in Footnote No. 17, “Adoption of ASC 606 Effective January 1, 2018,” to our Financial Statements, our adoption of ASC 606 will impact the manner in which we recognize revenue as described below, and as such our 2017 and 2016 financial condition and results of operations included in this Annual Report may not be representative of our financial condition and results of operations in the future. See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for information regarding new accounting standards that were issued but not effective as of December 31, 2017, and Footnote No. 17, “Adoption of ASC 606 Effective January 1, 2018,” to our Financial Statements for information regarding our adoption of ASC 606.
Business Overview
We are one of the world’s largest companies whose business is focused almost entirely on vacation ownership, based on number of owners, number of resorts and revenues. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand.
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of December 31, 2017, our portfolio consisted of over 65 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory. See “Business—Segments” for further details regarding our individual properties by segment.
As described in Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements included in this Annual Report, the Financial Statements discussed below reflect our historical financial position, results of operations and cash flows as we have historically operated, in conformity with GAAP. In addition, beginning in 2017, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly, our 2017 fiscal year began on December 31, 2016 (the day after the end of the 2016 fiscal year) and ended on December 31, 2017.
Hurricane Activity
During the 2017 third quarter, over 20 properties within our North America segment were negatively impacted by one or both of Hurricane Irma and Hurricane Maria (the “Hurricanes” or “2017 Hurricanes”). As a result of the mandatory evacuations, shutdowns and cancellations of reservations and scheduled tours resulting from the Hurricanes, the sales operations at several of our locations, primarily those located on St. Thomas (USVI) and on Marco Island and Singer Island in Florida, were adversely impacted along with rental and ancillary operations at these locations.
While many of the properties and sales centers impacted by the Hurricanes were fully or partially open by the end of September 2017, two resorts and a sales center on St. Thomas remained closed at the end of 2017. One resort and a modified sales gallery in St. Thomas opened on February 15, 2018, and we expect the remaining resort in St. Thomas will be opened in the second half of 2018. Further, while some of the properties affected were fully or partially open by September 30, 2017, many of the operations at these locations continued to ramp-up throughout the fourth quarter of 2017, and will continue that process into 2018. We have estimated the impact these Hurricanes had on our 2017 contract sales and tours and included those impacts in the discussion of our results below. We expect to submit insurance claims in 2018 for our business interruption losses as well as property damage experienced by both us and our owners’ associations from these Hurricanes; however, we cannot quantify the extent of any payment under such claims at this time.
During the 2016 fourth quarter, our properties and sales centers located in Hilton Head and Myrtle Beach, South Carolina were temporarily closed as a result of Hurricane Matthew, and our sales, rental and ancillary operations were adversely impacted. We estimated the impact this hurricane had on our 2016 contract sales and included the impact in the discussions of our results below. In 2017, we received $8.7 million in net insurance proceeds related to the settlement of business interruption insurance claims arising from Hurricane Matthew.
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
We report, on a supplemental basis, contract sales for each of our three segments. Contract sales consist of the total amount of vacation ownership product sales under purchase agreements signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period. In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our Income Statements due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
Cost of vacation ownership products includes costs to develop and construct our projects (also known as real estate inventory costs) as well as other non-capitalizable costs associated with the overall project development process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or real estate inventory costs for the project in a period, a non-cash adjustment is recorded on our Income Statements to true-up costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-up activity, will have a positive or negative impact on our Income Statements.
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
Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Fiscal Years
	2017	2016	2015
Average FICO score	743	741	736
The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten years. The interest income earned from the financing arrangements is earned on an accrual basis on the principal balance outstanding over the life of the arrangement and is recorded as Financing revenues on our Income Statements.
Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. Financing propensity was 64.0 percent in 2017 and 60.1 percent in 2016, following our implementation of new incentive programs in the first half of 2015 to help increase financing propensity. We expect to continue to offer financing incentive programs in 2018 and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
In the event of a default, we generally have the right to foreclose on or revoke the vacation ownership interest. We return vacation ownership interests that we reacquire through foreclosure or revocation back to real estate inventory. As discussed above, we record a vacation ownership notes receivable reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products on our Income Statements. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Fiscal Years
	2017	2016	2015
Historical default rates	3.6%	3.8%	3.5%
Rental
We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs.
Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points under the MVCD program when the points are redeemed for rental stays at one of our resorts or in the Explorer Collection, or upon expiration of the points.

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

Consolidated Results
The following discussion presents an analysis of our results of operations.

	Fiscal Years
($ in thousands)	2017	2016	2015
REVENUES
Sale of vacation ownership products	$727,940	$637,503	$675,329
Resort management and other services	306,196	300,821	292,561
Financing	134,906	126,126	124,033
Rental	322,902	312,071	312,997
Cost reimbursements	460,001	431,965	405,875
TOTAL REVENUES	1,951,945	1,808,486	1,810,795
EXPENSES
Cost of vacation ownership products	177,813	155,093	204,299
Marketing and sales	408,715	353,295	330,599
Resort management and other services	172,137	174,311	180,072
Financing	17,951	18,631	21,208
Rental	281,352	260,752	259,729
General and administrative	110,225	104,833	106,104
Litigation settlement	4,231	(303)	(232)
Organizational and separation related	—	—	1,174
Consumer financing interest	25,217	23,685	24,658
Royalty fee	63,021	60,953	58,982
Impairment	—	—	324
Cost reimbursements	460,001	431,965	405,875
TOTAL EXPENSES	1,720,663	1,583,215	1,592,792
Gains and other income, net	5,772	11,201	9,557
Interest expense	(9,572)	(8,912)	(12,810)
Other	(1,599)	(4,632)	(8,253)
INCOME BEFORE INCOME TAXES	225,883	222,928	206,497
Benefit (provision) for income taxes	895	(85,580)	(83,698)
NET INCOME	$226,778	$137,348	$122,799
Contract Sales
2017 Compared to 2016

	Fiscal Years
($ in thousands)	2017	2016	Change	% Change
Contract Sales
Vacation ownership
North America	$728,712	$645,277	$83,435	13%
Asia Pacific	49,027	47,183	1,844	4%
Europe	25,151	31,174	(6,023)	(19%)
Total contract sales	$802,890	$723,634	$79,256	11%
We estimate that the 2017 Hurricanes negatively impacted North America contract sales by $20.0 million in 2017 and Hurricane Matthew negatively impacted North America contract sales by $8.1 million in 2016. Adjusting for the impact of the 2017 Hurricanes only, total contract sales would have increased by 14 percent for the full year. Additionally, adjusting for the impact of hurricane activity in 2016 and 2017, total contract sales would have increased by 12 percent for the full year.

The changes in contract sales are described within the discussions of our segment results below.
2016 Compared to 2015

	Fiscal Years
($ in thousands)	2016	2015	Change	% Change
Contract Sales
Vacation ownership
North America	$645,277	$631,403	$13,874	2%
Asia Pacific	47,183	34,105	13,078	38%
Europe	31,174	34,376	(3,202)	(9%)
	723,634	699,884	23,750	3%
Residential products
Asia Pacific	—	28,420	(28,420)	(100%)
	—	28,420	(28,420)	(100%)

Total contract sales	$723,634	$728,304	$(4,670)	(1%)
We estimate that the effects of Hurricane Matthew negatively impacted North America contract sales by $8.1 million in 2016. Adjusting for that impact, total contract sales, excluding residential contract sales, would have increased by approximately 4.5 percent for the full year.
The changes in contract sales are described within the discussions of our segment results below.
Sale of Vacation Ownership Products
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Contract sales	$802,890	$723,634	$79,256	11%
Revenue recognition adjustments:
Reportability	3,634	(7,547)	11,181
Sales reserve	(49,920)	(48,274)	(1,646)
Other(1)	(28,664)	(30,310)	1,646
Sale of vacation ownership products	$727,940	$637,503	$90,437	14%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had a positive impact in 2017 due to an increase in the amount of sales that met the down payment requirement in 2017, partially offset by an increase in the amount of sales that remained in the rescission period as of the end of 2017. Revenue reportability had a negative impact in 2016 due to a decrease in the amount of sales that met the down payment requirement in 2016 and an increase in the amount of sales that remained in the rescission period as of the end of 2016.
The higher sales reserve reflected the higher vacation ownership contract sales volume (a $4.9 million increase), partially offset by unfavorable sales reserve adjustments in 2016 ($2.6 million) and a favorable sales reserve adjustment in our Asia Pacific segment in 2017 ($0.7 million).
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in our North America segment in 2017. These revenues are deferred and recognized as rental revenue when those points are redeemed or expire.

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
Development Margin
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Sale of vacation ownership products	$727,940	$637,503	$90,437	14%
Cost of vacation ownership products	(177,813)	(155,093)	(22,720)	(15%)
Marketing and sales	(408,715)	(353,295)	(55,420)	(16%)
Development margin	$141,412	$129,115	$12,297	10%
Development margin percentage	19.4%	20.3%	(0.9 pts)
The increase in development margin reflected the following:

•	$19.2 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$17.4 million from a favorable mix of lower cost real estate inventory being sold in 2017;

•	$7.0 million of favorable revenue reportability compared to 2016; and

•	$2.7 million from lower sales reserve activity.
  These increases in development margin were partially offset by the following:

•
$18.8 million from higher marketing and sales costs (of which $5.3 million was due to the ramp-up of our six newest sales locations, five in our North America segment and one in our Asia Pacific segment, and $2.9 million was due to variable compensation expense related to the impact of the 2017 Hurricanes);

•	$14.5 million of unfavorable changes in product cost true-up activity ($0.3 million of favorable true-up activity in 2017 compared to $14.8 million of favorable true-up activity in 2016); and

•	$0.7 million from higher other development and inventory expenses.
The 0.9 percentage point decline in the development margin percentage compared to 2016 reflected a 2.6 percentage point decrease due to higher marketing and sales costs (of which 0.7 percentage points was due to the higher ramp-up expenses in 2017 associated with our six newest sales locations and 0.5 percentage points was due to variable compensation expense related to the impact of the 2017 Hurricanes) and a 2.0 percentage point decrease due to the unfavorable changes in product cost true-up activity year-over-year. These declines were partially offset by a 2.4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in 2017, a 0.6 percentage point increase due to the favorable revenue reportability year-over-year, a 0.4 percentage point increase from the higher North America vacation ownership contract sales (which have a development margin that is higher than the company-wide average) and a 0.3 percentage point increase from the lower sales reserve activity.
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Sale of vacation ownership products	$637,503	$675,329	$(37,826)	(6%)
Cost of vacation ownership products	(155,093)	(204,299)	49,206	24%
Marketing and sales	(353,295)	(330,599)	(22,696)	(7%)
Development margin	$129,115	$140,431	$(11,316)	(8%)
Development margin percentage	20.3%	20.8%	(0.5 pts)
The decrease in development margin reflected the following:

•	$12.0 million of pre-opening and startup expenses incurred in 2016 in support of our six new sales locations;

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

Resort Management and Other Services Revenues, Expenses and Margin
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Management fee revenues	$87,778	$83,260	$4,518	5%
Ancillary revenues	118,192	124,160	(5,968)	(5%)
Other services revenues	100,226	93,401	6,825	7%
Resort management and other services revenues	306,196	300,821	5,375	2%
Resort management and other services expenses	(172,137)	(174,311)	2,174	1%
Resort management and other services margin	$134,059	$126,510	$7,549	6%
Resort management and other services margin percentage	43.8%	42.1%	1.7 pts
The increase in resort management and other services revenues reflected $4.5 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $3.0 million of higher resales commissions, brand fees and other revenues, $2.1 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $0.9 million of higher refurbishment revenue due to an increase in the number of refurbishment projects completed in 2017, and $0.9 million of higher settlement fees due to an increase in the number of closed contracts in 2017. These increases were partially offset by $6.0 million of lower ancillary revenues. The decline in ancillary revenues included $6.2 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the 2016 second quarter) and $7.2 million of lower revenues due to new outsourcing arrangements at multiple resorts in our North America segment, partially offset by $7.4 million of higher revenues from food and beverage and golf offerings that we continue to operate at our resorts.
The improvement in the resort management and other services margin reflected the increases in revenue as well as $2.2 million of lower expenses. The lower expenses included $6.8 million of lower ancillary expenses due to new outsourcing arrangements at multiple resorts in our North America segment, $5.5 million of lower ancillary expenses from the operating property in Surfers Paradise, Australia and $0.7 million of lower resales and other expenses, partially offset by $6.3 million of higher ancillary expenses from food and beverage and golf offerings that we continue to operate at our resorts, $3.3 million of higher customer service expenses and expenses associated with the MVCD program and $1.2 million of higher refurbishment expenses due to an increase in the number of projects being refurbished in 2017.
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
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Management fee revenues	$83,260	$77,612	$5,648	7%
Ancillary revenues	124,160	125,218	(1,058)	(1%)
Other services revenues	93,401	89,731	3,670	4%
Resort management and other services revenues	300,821	292,561	8,260	3%
Resort management and other services expenses	(174,311)	(180,072)	5,761	(3%)
Resort management and other services margin	$126,510	$112,489	$14,021	12%
Resort management and other services margin percentage	42.1%	38.4%	3.7 pts
The increase in resort management and other services revenues reflected $6.1 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the dues charged for each owner recognition level, $5.6 million of higher management fees (net of $0.1 million negative foreign exchange impact in our Europe segment) and $0.6 million of higher other revenues, as compared to 2015. These increases were partially offset by $1.4 million of lower customer service fees, $1.1 million of lower ancillary revenues, $0.8 million of lower settlement fees due to a decrease in the number of contracts closed and $0.7 million of lower brand fees due to fewer closings. The decrease in ancillary revenues included $1.2 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia due to the sale of the property, $1.1 million of lower revenues due to outsourcing the operation of one restaurant in our North America segment, $1.0 million of lower ancillary revenues from food and beverage and golf offerings that we continue to operate at our resorts and $0.8 million of lower revenue at the operating property in San Diego, California due to the conversion of the property to vacation ownership inventory, partially offset by $2.9 million of ancillary revenues in 2016 at the property in New York that we did not operate in 2015.
The improvement in the resort management and other services margin reflected the changes in revenue and $5.8 million of lower expenses. The lower expenses included $3.9 million of lower customer service and exchange company expenses, $3.1 million of lower ancillary expenses from food and beverage and golf offerings that we continue to operate at our resorts, $0.9 million of lower expenses due to outsourcing the operation of one restaurant in our North America segment, $0.6 million of lower expenses from the operation of the ancillary businesses at the operating property in Surfers Paradise, Australia, $0.3 million of lower refurbishment expenses due to a decrease in the number of projects being refurbished in 2016, partially offset by $3.3 million of expenses from the operation of the ancillary businesses at the property in New York in 2016.
Financing Revenues, Expenses and Margin
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Interest income	$127,983	$120,113	$7,870	7%
Other financing revenues	6,923	6,013	910	15%
Financing revenues	134,906	126,126	8,780	7%
Financing expenses	(17,951)	(18,631)	680	4%
Consumer financing interest expense	(25,217)	(23,685)	(1,532)	(6%)
Financing margin	$91,738	$83,810	$7,928	9%
Financing propensity	64.0%	60.1%
The increase in financing revenues was due to a $119 million increase in the average gross vacation ownership notes receivable balance ($16.8 million) and higher other financing revenues ($0.9 million), partially offset by higher financing program incentive costs ($6.1 million) and a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable ($2.8 million).
The increase in financing margin reflected the higher financing revenues and lower other expenses, partially offset by higher consumer financing interest expense. The higher consumer financing interest expense was due to a higher average outstanding debt balance in 2017.
We expect to continue to offer financing incentive programs in 2018 and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Interest income	$120,113	$118,020	$2,093	2%
Other financing revenues	6,013	6,013	—	—%
Financing revenues	126,126	124,033	2,093	2%
Financing expenses	(18,631)	(21,208)	2,577	12%
Consumer financing interest expense	(23,685)	(24,658)	973	4%
Financing margin	$83,810	$78,167	$5,643	7%
Financing propensity	60.1%	49.9%
The increase in financing revenues was due to a $22.8 million increase in the average gross vacation ownership notes receivable balance, partially offset by a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable.
The increase in financing margin reflected the higher financing revenues, as well as lower financing expenses and lower consumer financing interest expense. The lower consumer financing interest expense was due to a lower average interest rate on outstanding debt balances ($1.4 million), partially offset by a higher average outstanding debt balance including draw downs on the Warehouse Credit Facility in 2016 ($0.4 million). The lower average interest rate reflected the continued pay-

down of older securitization transactions that carried higher overall interest rates and the benefit of lower interest rates applicable to our more recently completed securitizations of vacation ownership notes receivable.
The increase in financing propensity resulted from the use of incentive programs during all of 2016 as compared to during only a portion of 2015.
Rental Revenues, Expenses and Margin
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Rental revenues	$322,902	$312,071	$10,831	3%
Unsold maintenance fees	(76,115)	(68,502)	(7,613)	(11%)
Other rental expenses	(205,237)	(192,250)	(12,987)	(7%)
Rental margin	$41,550	$51,319	$(9,769)	(19%)
Rental margin percentage	12.9%	16.4%	(3.5 pts)

	Fiscal Years		Change	% Change
	2017	2016
Transient keys rented(1)	1,278,490	1,206,118	72,372	6%
Average transient key rate	$216.29	$216.57	$(0.28)	—%
Resort occupancy	88.7%	89.1%	(0.4 pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia prior to their respective conversions to vacation ownership inventory.

The increase in rental revenues was due to a 6 percent increase in transient keys rented ($15.7 million) driven by a 6 percent increase in available keys, $2.7 million of higher plus points revenue (which is recognized when the points are redeemed or expire) and a $1.9 million increase in preview keys rented and other revenue, partially offset by $6.1 million of revenue in 2016 from the operating property in Surfers Paradise, Australia prior to the conversion of the property to vacation ownership inventory (a portion of which was disposed of in the second quarter of 2016) and $3.4 million of revenue in 2016 at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory.
The decrease in rental margin reflected higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees, partially offset by the higher rental revenues net of direct variable expenses (such as housekeeping) and the $2.7 million increase in plus points revenue.
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Rental revenues	$312,071	$312,997	$(926)	—%
Unsold maintenance fees	(68,502)	(63,130)	(5,372)	(9%)
Other rental expenses	(192,250)	(196,599)	4,349	2%
Rental margin	$51,319	$53,268	$(1,949)	(4%)
Rental margin percentage	16.4%	17.0%	(0.6 pts)

	Fiscal Years
	2016	2015	Change	% Change
Transient keys rented(1)	1,206,118	1,179,905	26,213	2%
Average transient key rate	$216.57	$219.45	$(2.88)	(1%)
Resort occupancy	89.1%	89.0%	0.1 pts
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
Cost Reimbursements
2017 Compared to 2016
Cost reimbursements increased $28.0 million, or 6 percent, over 2016, reflecting $21.2 million due to higher costs, $6.5 million due to additional managed unit weeks in 2017 and a $0.3 million increase from foreign exchange rates in our Europe segment.
2016 Compared to 2015
Cost reimbursements increased $26.1 million, or 6.4 percent, over 2015, reflecting an increase of $20.6 million due to higher costs and $6.2 million due to additional managed unit weeks in 2016, partially offset by a $0.7 million negative impact from foreign exchange rates in our Europe segment.
General and Administrative
2017 Compared to 2016
General and administrative expenses increased $5.4 million due to $6.4 million of higher personnel related and other expenses, partially offset by $1.0 million of lower litigation related costs. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
2016 Compared to 2015
General and administrative expenses decreased $1.3 million due to $4.0 million of lower personnel related and other expenses, $2.5 million of lower litigation costs and $1.8 million of refurbishment costs in 2015, partially offset by $7.0 million of higher information technology project costs. The lower personnel related and other expenses includes lower compensation related costs and savings due to cost containment efforts, partially offset by annual merit and inflationary cost increases.
Litigation Settlement
2017
In 2017, we incurred $4.2 million of litigation settlement charges, including $2.4 million related to the repurchase of two previously sold residential units at one of our resorts in North America, a $1.0 million charge related to the settlement of a construction related dispute at one of our North America resorts and $0.8 million of various other charges.
2016
In 2016, we reversed the remaining $0.3 million of an accrual related to a 2014 agreement in principle regarding The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”) because actual costs incurred were lower than expected.
2015
In 2015, we reversed $0.3 million of an accrual related to our sale of The Abaco Club in the Bahamas in the fourth quarter of 2014 because actual costs incurred were lower than expected.

Royalty Fee
2017 Compared to 2016
Royalty fee expense increased $2.1 million in 2017 (from $61.0 million to $63.0 million) due to an increase in the dollar volume of closings ($2.2 million) and a contractual increase late in 2016 in the fixed portion of the royalty fee owed to Marriott International ($2.2 million), partially offset by $2.3 million of lower costs due to an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent).
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
Gains and Other Income, Net
2017
Gains and other income of $5.8 million during 2017 included $8.7 million in net insurance proceeds related to the settlement of business interruption insurance claims arising from Hurricane Matthew, partially offset by a charge of $1.3 million associated with the estimated property damage insurance deductibles and impairment of property and equipment at several of our resorts, primarily in Florida and the Caribbean, that were impacted by Hurricane Irma and/or Hurricane Maria, $1.2 million of variable compensation expense related to the impact of Hurricane Matthew and $0.4 million of miscellaneous losses and other expense.
2016
Gains and other income of $11.2 million during 2016 included a $10.5 million gain on the disposition of excess inventory at the RCC San Francisco, the reversal of the remaining $1.7 million accrual associated with the disposition of a golf course and related assets in Kauai, Hawaii because we no longer expected to incur additional costs in connection with this sale and a $0.9 million loss on the sale of the portion of the operating property in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory.
2015
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
Interest Expense
2017 Compared to 2016
Interest expense increased $0.7 million due to $2.9 million of interest expense associated with the Convertible Notes, that were issued during the 2017 third quarter, $2.3 million of imputed interest on a non-interest bearing note payable associated with the acquisition of vacation ownership units located on the Big Island of Hawaii and $0.5 million of higher other expenses, partially offset by $5.0 million of expense incurred in 2016 associated with the redemption of the mandatorily redeemable preferred stock of a consolidated subsidiary. Due to the redemption of this mandatorily redeemable preferred stock, we will not incur further interest expense associated with this liability in the future.
2016 Compared to 2015
Interest expense decreased $3.9 million due to a $3.4 million decline in expense associated with our liability for the Marriott Rewards customer loyalty program under our Marriott Rewards Affiliation Agreement with Marriott International and a $0.5 million decrease in other interest expense. Due to the payoff of the liability associated with the Marriott Rewards customer loyalty program in 2015, we will not incur further interest expense associated with this liability in the future.

Other
2017
In 2017, we incurred $1.6 million of other expenses, including $1.8 million of acquisition costs associated with the anticipated future acquisition of the operating property in New York that we manage, partially offset by $0.2 million of other miscellaneous income.
2016
In 2016, we incurred $4.6 million of other expenses, including $4.9 million of acquisition costs associated with the acquisition of an operating property in the South Beach area of Miami Beach, the anticipated future acquisition of the operating property in New York that we manage, the anticipated future acquisition of vacation ownership units located on the Big Island of Hawaii and the sale of the portion of the operating property located in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory, partially offset by $0.3 million of other miscellaneous income. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for further information related to these transactions.
2015
In 2015, we incurred $8.3 million of other expenses, including $5.7 million of acquisition costs associated with the completion of our purchase of an operating property located in Surfers Paradise, Australia, which was required to be accounted for as a business combination for which acquisition costs are expensed. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for further information related to this transaction. In addition, we incurred $2.1 million associated with potential acquisition opportunities and $0.6 million of costs associated with the anticipated future acquisition of the operating property in New York that we had begun managing and the acquisition of an operating property in the South Beach area of Miami Beach. See Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for further information related to these transactions.
Income Tax
Our effective tax rates for fiscal years 2017, 2016 and 2015 were (0.40) percent, 38.39 percent and 40.53 percent, respectively. Our tax rate is affected by recurring items, such as non-deductible expenses, tax rates in foreign jurisdictions and the relative amount of income we earn in different jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following is a description of the items impacting our effective tax rate during 2017 and the prior two years.
2017 Compared to 2016
Our provision for income taxes decreased $86.5 million (from a provision of $85.6 million) to a benefit of $0.9 million). The decrease was primarily due to the revaluation of deferred tax assets and liabilities due to a $65.2 million benefit from the Tax Cuts and Jobs Act discussed below, the release of a $7.0 million foreign valuation allowance, a decrease of $4.9 million in foreign tax rates and the favorable impact of the adoption of Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for additional information on ASU 2016-09.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The new U.S. tax legislation is subject to a number of complex provisions, which we are currently evaluating, however we expect future earnings to be positively impacted largely due to the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent. This rate reduction had a significant impact on our provision for income taxes for 2017, including an estimated $65.2 million benefit for the one-time impact resulting from the revaluation of our deferred tax assets and liabilities to reflect the new lower rate.
2016 Compared to 2015
Our provision for income taxes increased $1.9 million (from $83.7 million to $85.6 million) due to increases in U.S. income before taxes, partially offset by both U.S. federal tax incentives which related to multiple years and a decline in non-U.S. income before taxes.

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income, before interest expense (excluding consumer financing interest expense), income taxes, depreciation and amortization. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense because the associated debt is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us. Further, we consider consumer financing interest expense to be an operating expense of our business. We consider EBITDA and Adjusted EBITDA to be indicators of operating performance, which we use to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA and Adjusted EBITDA, as do analysts, lenders, investors and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes non-cash share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. We evaluate Adjusted EBITDA as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our on-going core operations before the impact of these items with results from other vacation ownership companies.
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

	Fiscal Years
($ in thousands)	2017	2016	2015
Net income	$226,778	$137,348	$122,799
Interest expense	9,572	8,912	12,810
Tax (benefit) provision	(895)	85,580	83,698
Depreciation and amortization	21,494	21,044	22,217
EBITDA	256,949	252,884	241,524
Non-cash share-based compensation	16,286	13,949	14,142
Certain items	6,805	(5,456)	(5,594)
Adjusted EBITDA	$280,040	$261,377	$250,072
2017
The “certain items” excluded from Adjusted EBITDA for 2017 consisted of $8.7 million in net insurance proceeds related to the settlement of business interruption insurance claims arising from Hurricane Matthew, $6.5 million of variable compensation expense related to the impact of the 2017 Hurricanes, $4.2 million of litigation settlement expenses, $1.8 million of acquisition costs, a charge of $1.3 million associated with the estimated property damage insurance deductibles and impairment of property and equipment at several of our resorts, primarily in Florida and the Caribbean, that were impacted by the 2017 Hurricanes, $1.2 million of variable compensation expense related to the impact of Hurricane Matthew and $0.4 million of miscellaneous losses and other expense. These exclusions increased EBITDA by $6.8 million.
We estimate that the effects of Hurricane Irma and Hurricane Maria negatively impacted Adjusted EBITDA by approximately $6.7 million in 2017. Adjusting for that impact, Adjusted EBITDA in 2017 would have totaled approximately $286.7 million.

2016
The “certain items” excluded from Adjusted EBITDA for 2016 consisted of $11.2 million of gains and other income not associated with our on-going core operations, $4.9 million of acquisition costs, $1.4 million of hurricane related expenses, $0.3 million of profit from the operations of the portion of the property we acquired in Surfers Paradise, Australia in 2015 that we sold in the second quarter of 2016, and a $0.3 million reversal of litigation settlement expense. In the aggregate, these exclusions decreased EBITDA by $5.5 million.
We estimate that the effects of Hurricane Matthew negatively impacted Adjusted EBITDA by approximately $3.6 million in the fourth quarter of 2016. Adjusting for that impact, Adjusted EBITDA in 2016 would have totaled approximately $265.0 million.
2015
The “certain items” excluded from Adjusted EBITDA for 2015 consisted of $9.6 million of gains and other income not associated with our on-going core operations, $8.4 million of transaction costs associated with acquisitions, $5.9 million of development profit from the disposition of units in Macau as whole ownership residential units rather than through our Marriott Vacation Club, Asia Pacific points program, $1.8 million of refurbishment costs, $1.6 million of profit from the operations of the portion of the property we acquired in Surfers Paradise, Australia in 2015 that we sold in the second quarter of 2016, $1.2 million of organizational and separation related costs, $0.3 million of impairment charges and a $0.2 million reversal of litigation settlement expense. In the aggregate, these exclusions decreased EBITDA by $5.6 million.
Business Segments
Our business is grouped into three reportable business segments: North America, Asia Pacific and Europe. See Footnote No. 14, “Business Segments,” to our Financial Statements for further information on our segments, and “Business—Segments” for further details regarding our individual properties by segment.
North America
The following discussion presents an analysis of our results of operations for the North America segment.

	Fiscal Years
($ in thousands)	2017	2016	2015
REVENUES
Sale of vacation ownership products	$662,424	$572,305	$586,774
Resort management and other services	276,443	266,365	255,775
Financing	127,486	118,646	115,738
Rental	289,446	276,008	277,348
Cost reimbursements	421,546	394,592	369,467
TOTAL REVENUES	1,777,345	1,627,916	1,605,102
EXPENSES
Cost of vacation ownership products	157,457	134,079	164,200
Marketing and sales	356,206	304,099	288,260
Resort management and other services	147,016	145,036	149,257
Rental	249,944	225,281	225,043
Litigation settlement	3,733	(303)	(370)
Organizational and separation related	—	—	532
Royalty fee	9,760	9,867	7,971
Impairment	—	—	324
Cost reimbursements	421,546	394,592	369,467
TOTAL EXPENSES	1,345,662	1,212,651	1,204,684
(Losses) gains and other (expense) income, net	(2,776)	12,260	9,600
Other	(1,034)	(4,191)	(422)
SEGMENT FINANCIAL RESULTS	$427,873	$423,334	$409,596

Contract Sales
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Contract sales
Vacation ownership	$728,712	$645,277	$83,435	13%
Total contract sales	$728,712	$645,277	$83,435	13%
The increase in North America vacation ownership contract sales reflected a $92.8 million increase in sales at on-site sales locations, partially offset by a $9.0 million decrease in sales at off-site (non tour-based) sales locations and a $0.4 million decrease in fractional sales. We estimate that hurricane activity negatively impacted contract sales by $20.0 million in 2017 and $8.1 million in 2016.
The increase in sales at North America on-site locations reflected a 12 percent increase in the number of tours and a 3 percent increase in VPG to $3,565 in 2017 from $3,462 in 2016. The increase in the number of tours was due to increases in both owner tours and first time buyer tours, and was driven by programs that were implemented in 2015 or later to generate additional tours. The 12 percent increase in the number of total tours included an increase of 8 percent from our five new sales locations in this segment and an increase of 4 percent from existing sales locations. We estimate that the 2017 Hurricanes negatively impacted the year over year change in tours by 3 percent (or 2 percent if the impact of Hurricane Matthew on tours in 2016 is also included); the vast majority of this impact was at our exiting sales locations. The increase in VPG resulted from higher pricing and a 0.1 percentage point increase in closing efficiency. The sales at North America off-site locations were negatively impacted by lower sales in Latin America, which continued to be negatively impacted in 2017 by currency fluctuations and economic disruptions in the region.
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
We estimate that the effects of Hurricane Matthew negatively impacted contract sales by approximately $8.1 million in 2016. Adjusting for that impact, total contract sales, excluding residential contract sales, would have increased by approximately 3.5 percent for the full year.
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

Sale of Vacation Ownership Products
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Contract sales	$728,712	$645,277	$83,435	13%
Revenue recognition adjustments:
Reportability	3,632	(3,453)	7,085
Sales reserve	(43,091)	(39,298)	(3,793)
Other(1)	(26,829)	(30,221)	3,392
Sale of vacation ownership products	$662,424	$572,305	$90,119	16%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability positively impacted 2017 due to an increase in the amount of sales that met the down payment requirement in 2017, partially offset by an increase in the amount of sales that remained in the rescission period as of the end of 2017. Revenue reportability negatively impacted 2016 due to a decrease in the amount of sales that met the down payment requirement in 2016 and an increase in the amount of sales that remained in the rescission period as of the end of 2016.
The higher sales reserve reflected the higher vacation ownership contract sales volume, partially offset by an unfavorable sales reserve adjustment in 2016.
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in 2017. These revenues are deferred and recognized as rental revenue when those points are redeemed or expire.

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
The increase in other adjustments was primarily driven by an increase in the utilization of plus points as a sales incentive in 2016.

Development Margin
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Sale of vacation ownership products	$662,424	$572,305	$90,119	16%
Cost of vacation ownership products	(157,457)	(134,079)	(23,378)	(17%)
Marketing and sales	(356,206)	(304,099)	(52,107)	(17%)
Development margin	$148,761	$134,127	$14,634	11%
Development margin percentage	22.5%	23.4%	(0.9 pts)
The increase in development margin reflected the following:

•	$21.3 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$16.1 million from a favorable mix of lower cost real estate inventory being sold in 2017;

•	$4.3 million of favorable revenue reportability compared to 2016; and

•	$1.0 million from lower sales reserve activity in 2017.
These increases in development margin were partially offset by the following:

•
$13.7 million from higher marketing and sales costs (of which $6.0 million was due to the ramp-up of our newest sales locations and $2.9 million was due to variable compensation expense related to the impact of the 2017 Hurricanes);

•
$13.6 million of unfavorable changes in product cost true-up activity (less than $0.1 million of unfavorable true-up activity in 2017 compared to $13.6 million of favorable true-up activity in 2016); and

•	$0.8 million from higher other development and inventory expenses.
The 0.9 percentage point decline in the development margin percentage compared to 2016 reflected a 2.1 percentage point decrease due to the unfavorable changes in product cost true-up activity year-over-year and a 1.9 percentage point decrease due to higher marketing and sales costs (of which 0.9 percentage points was due to the higher ramp-up expenses in 2017 associated with our newest sales locations and 0.4 percentage points was due to variable compensation expense related to the impact of the 2017 Hurricanes). These declines were partially offset by a 2.5 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold in 2017, a 0.5 percentage point increase due to the favorable revenue reportability year-over-year and a 0.1 percentage point increase from the lower sales reserve activity.
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
Resort Management and Other Services Revenues, Expenses and Margin
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Management fee revenues	$78,595	$74,507	$4,088	5%
Ancillary revenues	101,247	102,065	(818)	(1%)
Other services revenues	96,601	89,793	6,808	8%
Resort management and other services revenues	276,443	266,365	10,078	4%
Resort management and other services expenses	(147,016)	(145,036)	(1,980)	(1%)
Resort management and other services margin	$129,427	$121,329	$8,098	7%
Resort management and other services margin percentage	46.8%	45.5%	1.3 pts
The increase in resort management and other services revenues reflected $4.1 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $2.4 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, $2.6 million of higher resales commissions, brand fees and other revenues, $0.9 million of higher refurbishment revenue due to an increase in the number of refurbishment projects completed in 2017 and $0.9 million of higher settlement fees due to an increase in the number of closed contracts in 2017, partially offset by $0.8 million of lower ancillary revenues. The decline in ancillary revenues included $7.2 million of lower revenues due to new outsourcing arrangements at multiple resorts, partially offset by $6.4 million of higher revenues from food and beverage and golf offerings that we continue to operate at our resorts.
The increase in the resort management and other services margin reflected the increases in revenue, partially offset by $2.0 million of higher expenses. The higher expenses included $3.0 million of higher customer service expenses and expenses associated with the MVCD program, $5.1 million of higher ancillary expenses from food and beverage and golf offerings that we continue to operate at our resorts and $1.2 million of higher refurbishment expenses due to an increase in the number of projects being refurbished in 2017, partially offset by $6.8 million of lower ancillary expenses due to new outsourcing arrangements at multiple resorts and $0.5 million of lower resales and other expenses.

2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Management fee revenues	$74,507	$68,770	$5,737	8%
Ancillary revenues	102,065	100,773	1,292	1%
Other services revenues	89,793	86,232	3,561	4%
Resort management and other services revenues	266,365	255,775	10,590	4%
Resort management and other services expenses	(145,036)	(149,257)	4,221	3%
Resort management and other services margin	$121,329	$106,518	$14,811	14%
Resort management and other services margin percentage	45.5%	41.6%	3.9 pts
The increase in resort management and other services revenues reflected $5.8 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the dues charged for each owner recognition level, $5.7 million of higher management fees, $1.3 million of higher ancillary revenues and $0.3 million of higher other revenues, as compared to 2015. These increases were partially offset by $0.9 million of lower settlement fees due to a decrease in the number of contracts closed, $0.9 million of lower customer service fees, $0.7 million of lower brand fees due to fewer closings, in each case, in 2016 as compared to 2015. The increase in ancillary revenues included $2.9 million of ancillary revenues in 2016 at the property in New York that we did not operate in 2015 and a $0.3 million increase in ancillary revenues from food and beverage and golf offerings that we continue to operate at our resorts, partially offset by $1.1 million of lower revenues due to outsourcing the operation of one restaurant and $0.8 million of lower revenue at the operating property in San Diego, California due to the conversion of the property to vacation ownership inventory in 2016.
The improvement in the resort management and other services margin reflected the changes in revenue and $4.2 million of lower expenses. The lower expenses included $4.5 million of lower customer service and exchange company expenses, $1.8 million of lower ancillary expenses, $0.9 million of lower expenses due to outsourcing the operation of one restaurant and $0.3 million of lower refurbishment expenses due to a decrease in the number of projects being refurbished in 2016, partially offset by $3.3 million of expenses in 2016 from the operation of the ancillary businesses at the property in New York.
Financing Revenues
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Interest income	$120,711	$112,775	$7,936	7%
Other financing revenues	6,775	5,871	904	15%
Financing revenues	$127,486	$118,646	$8,840	7%
Financing propensity	63.9%	58.9%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance ($16.6 million) and higher other financing revenues ($0.9 million), partially offset by financing program incentive costs ($6.1 million) and a decrease in the weighted average coupon rate of our vacation ownership notes receivable ($2.6 million). We expect to continue to offer financing incentive programs in 2018 and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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
Rental Revenues, Expenses and Margin
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Rental revenues	$289,446	$276,008	$13,438	5%
Unsold maintenance fees	(67,643)	(62,188)	(5,455)	(9%)
Other rental expenses	(182,301)	(163,093)	(19,208)	(12%)
Rental margin	$39,502	$50,727	$(11,225)	(22%)
Rental margin percentage	13.6%	18.4%	(4.8 pts)

	Fiscal Years		Change	% Change
	2017	2016
Transient keys rented(1)	1,180,474	1,111,039	69,435	6%
Average transient key rate	$209.98	$211.66	$(1.68)	(1%)
Resort occupancy	89.1%	89.8%	(0.7 pts)
________________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating property in San Diego, California prior to conversion to vacation ownership inventory.

The increase in rental revenues was due to a 6 percent increase in transient keys rented ($14.7 million) driven by a 7 percent increase in available keys, $2.7 million of higher plus points revenue (which is recognized when the points are redeemed or expire) and a $1.4 million increase in preview keys rented and other revenue, partially offset by $3.4 million of revenue in 2016 at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory and a 1 percent decrease in average transient rate ($2.0 million).
The decrease in rental margin reflected higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees, partially offset by the higher rental revenues net of direct variable expenses (such as housekeeping) and the $2.7 million increase in plus points revenue.
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Rental revenues	$276,008	$277,348	$(1,340)	—%
Unsold maintenance fees	(62,188)	(59,339)	(2,849)	(5%)
Other rental expenses	(163,093)	(165,704)	2,611	2%
Rental margin	$50,727	$52,305	$(1,578)	(3%)
Rental margin percentage	18.4%	18.9%	(0.5) pts

	Fiscal Years		Change	% Change
	2016	2015
Transient keys rented(1)	1,111,039	1,088,206	22,833	2%
Average transient key rate	$211.66	$214.47	$(2.81)	(1%)
Resort occupancy	89.8%	90.2%	(0.4 pts)
________________________________

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
Asia Pacific
The following discussion presents an analysis of our results of operations for the Asia Pacific segment.

	Fiscal Years
($ in thousands)	2017	2016	2015
REVENUES
Sale of vacation ownership products	$42,677	$40,664	$59,592
Resort management and other services	4,211	10,166	11,664
Financing	4,504	4,187	4,346
Rental	12,554	16,471	14,970
Cost reimbursements	3,827	3,461	3,060
TOTAL REVENUES	67,773	74,949	93,632
EXPENSES
Cost of vacation ownership products	8,513	7,606	26,877
Marketing and sales	34,868	30,054	20,365
Resort management and other services	4,629	10,055	10,368
Rental	15,865	20,463	19,255
Royalty fee	981	924	684
Cost reimbursements	3,827	3,461	3,060
TOTAL EXPENSES	68,683	72,563	80,609
Losses and other expense, net	(20)	(878)	(29)
Other	(38)	(230)	(5,731)
SEGMENT FINANCIAL RESULTS	$(968)	$1,278	$7,263
Overview
In our Asia Pacific segment, we continue to identify opportunities for development margin growth and improvement. We plan to continue to focus on future inventory acquisitions with strong on-site sales locations. In 2015, we purchased an operating property located in Surfers Paradise, Australia and in 2016, we sold the portion of this operating property that we did not intend to convert to vacation ownership inventory and converted the remaining portion of this operating property to vacation ownership inventory, a portion of which was contributed to our points-based programs within this segment. We began selling from this new location at the end of the 2016 first quarter. During the 2017 third quarter, we completed the purchase of 51 completed vacation ownership units, as well as a sales gallery and related resort amenities, in Bali, Indonesia. We expect to begin selling from this new location in 2018.
Contract Sales
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Contract sales
Vacation ownership	$49,027	$47,183	$1,844	4%
Total contract sales	$49,027	$47,183	$1,844	4%
The increase in Asia Pacific vacation ownership contract sales was driven by a 31 percent increase in tours, partially offset by a 20 percent decrease in VPG. The increase in tours reflected the continued ramp-up of the new sales location in Surfers Paradise, Australia and an 11 percent increase at existing sales locations. The decrease in VPG was driven by an increase in sales to first time buyers, which generally have a lower VPG than sales to existing owners due in part to a higher cancellation rate. Contract sales at the new sales location in Surfers Paradise, Australia are not reported as sale of vacation ownership products until closing.
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Contract sales
Vacation ownership	$47,183	$34,105	$13,078	38%
Residential products	—	28,420	(28,420)	(100%)
Total contract sales	$47,183	$62,525	$(15,342)	(25%)
The increase in vacation ownership contract sales in our Asia Pacific segment was driven by an 11 percent increase in VPG and a 25 percent increase in tours. These increases were both driven by an increase in sales to existing owners, and the increase in tours was also driven by the new sales location in Surfers Paradise, Australia. The decrease in Asia Pacific residential contract sales was due to the bulk sale of 18 whole ownership residential units in Macau during the first quarter of 2015 for $28.4 million, following which no residential inventory remained in this segment.
Sale of Vacation Ownership Products
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Contract sales	$49,027	$47,183	$1,844	4%
Revenue recognition adjustments:
Reportability	(846)	(1,093)	247
Sales reserve	(3,980)	(5,116)	1,136
Other(1)	(1,524)	(310)	(1,214)
Sale of vacation ownership products	$42,677	$40,664	$2,013	5%
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability had an unfavorable $0.8 million impact in 2017 compared to an unfavorable $1.1 million impact in 2016. The decrease in the sales reserve was due to an unfavorable sales reserve adjustment made in 2016 to correct an immaterial error with respect to historical static pool data and a favorable sales reserve adjustment in 2017, partially offset by the higher vacation ownership contract sales.
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
The increase in the sales reserve was due to an unfavorable adjustment to correct an immaterial error of $1.3 million in 2016 with respect to historical static pool data as well as the higher vacation ownership contract sales volume in 2016. The unfavorable revenue reportability in 2016 as compared to 2015 was due to unclosed sales at the new sales location in Surfers Paradise, Australia at the end of 2016.

Development Margin
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Sale of vacation ownership products	$42,677	$40,664	$2,013	5%
Cost of vacation ownership products	(8,513)	(7,606)	(907)	(12%)
Marketing and sales	(34,868)	(30,054)	(4,814)	(16%)
Development margin	$(704)	$3,004	$(3,708)	(123%)
Development margin percentage	(1.6%)	7.4%	(9.0 pts)
The decrease in development margin reflected higher marketing and sales costs due to the shift to focus on more first time buyer tours and lower favorable product cost true-up activity, partially offset by the higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).

2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Sale of vacation ownership products	$40,664	$59,592	$(18,928)	(32%)
Cost of vacation ownership products	(7,606)	(26,877)	19,271	72%
Marketing and sales	(30,054)	(20,365)	(9,689)	(48%)
Development margin	$3,004	$12,350	$(9,346)	(76%)
Development margin percentage	7.4%	20.7%	(13.3 pts)
The decrease in development margin reflected the following:

•	$5.9 million of lower residential contract sales volume net of expenses (there were no residential contract sales in 2016, compared to $28.4 million of residential contract sales in 2015);

•	$3.5 million of pre-opening and startup expenses incurred in support of the new sales location in Surfers Paradise, Australia in 2016;

•	$1.0 million of lower revenue reportability compared to the prior year comparable period;

•
$0.9 million of the higher sales reserves compared to the prior year comparable period due to an unfavorable adjustment to correct an immaterial error in 2016 with respect to historical static pool data as well as the higher vacation ownership contract sales volume; and

•	$0.8 million of lower favorable product cost true-up activity ($1.2 million in 2016 compared to $2.0 million in 2015).
These decreases in development margin were partially offset by $2.8 million of higher sales volume net of higher direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) as compared to 2015.
Resort Management and Other Services Revenues, Expenses and Margin
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Management fee revenues	$2,755	$2,403	$352	15%
Ancillary revenues	—	6,249	(6,249)	(100%)
Other services revenues	1,456	1,514	(58)	(4%)
Resort management and other services revenues	4,211	10,166	(5,955)	(59%)
Resort management and other services expenses	(4,629)	(10,055)	5,426	54%
Resort management and other services margin	$(418)	$111	$(529)	(477%)
Resort management and other services margin percentage	(9.9%)	1.1%	(11.0 pts)

The decrease in resort management and other services revenues reflected $6.2 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016) and $0.1 million of lower other services revenues, partially offset by $0.4 million of higher management fees. The decline in the resort management and other services margin reflected $0.8 million of ancillary profit from the operating property in Surfers Paradise, Australia in 2016 (compared to no ancillary activity in 2017), partially offset by the higher management fees in 2017 compared to 2016.
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

2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Management fee revenues	$2,403	$2,695	$(292)	(11%)
Ancillary revenues	6,249	7,431	(1,182)	(16%)
Other services revenues	1,514	1,538	(24)	(2%)
Resort management and other services revenues	10,166	11,664	(1,498)	(13%)
Resort management and other services expenses	(10,055)	(10,368)	313	3%
Resort management and other services margin	$111	$1,296	$(1,185)	(91%)
Resort management and other services margin percentage	1.1%	11.1%	(10.0 pts)
The decrease in resort management and other services revenues reflected $1.2 million of lower ancillary revenues from the portion of the operating property in Surfers Paradise, Australia that was disposed of during the second quarter of 2016 and $0.3 million of lower management fees.
The decline in the resort management and other services margin reflected $0.6 million of lower profit at the operating property in Surfers Paradise, Australia and $0.2 million of higher other costs, as compared to 2015.
Rental Revenues, Expenses and Margin
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Rental revenues	$12,554	$16,471	$(3,917)	(24%)
Rental expenses	(15,865)	(20,463)	4,598	22%
Rental margin	$(3,311)	$(3,992)	$681	17%
Rental margin percentage	(26.4%)	(24.2%)	(2.2 pts)
The decline in rental revenues was due to $5.0 million of lower revenue from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the 2016 second quarter), partially offset by $1.1 million of higher revenues at the other resorts in the segment due to increases in transient keys rented, preview keys rented and the average transient rate. The lower expenses were due to $5.7 million of lower expenses from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the 2016 second quarter), partially offset by $1.1 million of higher other rental expenses in 2017.
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Rental revenues	$16,471	$14,970	$1,501	10%
Rental expenses	(20,463)	(19,255)	(1,208)	(6%)
Rental margin	$(3,992)	$(4,285)	$293	7%
Rental margin percentage	(24.2%)	(28.6%)	4.4 pts

The increase in rental revenues included $1.4 million from an increase in transient and preview keys rented and $0.1 million of higher revenue at the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the second quarter of 2016). The increase in rental margin reflected $1.7 million of higher rental revenues net of direct variable expenses (such as housekeeping), expenses incurred due to owners choosing alternative usage options, and unsold maintenance fees, partially offset by a $1.4 million decline at the operating results at the operating property in Surfers Paradise, Australia primarily due to unsold maintenance fees in 2016 incurred after conversion of the property to vacation ownership inventory.
Other
2017
In 2017, we incurred less than $0.1 million of other expenses.
2016
In 2016, we incurred $0.2 million of other expenses associated with the then-anticipated sale of the portion of the operating property located in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for further information related to this transaction.
2015
In 2015, we incurred $5.7 million of acquisition costs associated with the completion of our purchase of the operating property located in Surfers Paradise, Australia, which was required to be accounted for as a business combination for which transaction costs are expensed.
Europe
The following discussion presents an analysis of our results of operations for the Europe segment.

	Fiscal Years
($ in thousands)	2017	2016	2015
REVENUES
Sale of vacation ownership products	$22,839	$24,534	$28,963
Resort management and other services	25,542	24,290	25,122
Financing	2,916	3,293	3,949
Rental	20,902	19,592	20,679
Cost reimbursements	34,628	33,912	33,348
TOTAL REVENUES	106,827	105,621	112,061
EXPENSES
Cost of vacation ownership products	3,515	5,889	6,509
Marketing and sales	17,641	19,142	21,974
Resort management and other services	20,492	19,220	20,447
Rental	15,543	15,008	15,431
Royalty fee	267	383	464
Cost reimbursements	34,628	33,912	33,348
TOTAL EXPENSES	92,086	93,554	98,173
Losses and other expense, net	(63)	—	(14)
SEGMENT FINANCIAL RESULTS	$14,678	$12,067	$13,874
Overview
In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.

Contract Sales
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Contract sales
Vacation ownership	$25,151	$31,174	$(6,023)	(19%)
Total contract sales	$25,151	$31,174	$(6,023)	(19%)
The decrease in contract sales was primarily due to several large multi-week purchases in 2016 that did not reoccur in 2017.
2016 Compared to 2015

	Fiscal Years		Change	% Change
($ in thousands)	2016	2015
Contract sales
Vacation ownership	$31,174	$34,376	$(3,202)	(9%)
Total contract sales	$31,174	$34,376	$(3,202)	(9%)
The decrease in vacation ownership contract sales in our Europe segment was due to $9.4 million of lower fractional sales due to the near sell-out of developer inventory at our one fractional project in this segment in 2015, partially offset by $6.2 million of higher timeshare sales. The higher timeshare sales are due to increases in tours and VPG as compared to 2015.
Sale of Vacation Ownership Products
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Contract sales	$25,151	$31,174	$(6,023)	(19%)
Revenue recognition adjustments:
Reportability	848	(3,001)	3,849
Sales reserve	(2,849)	(3,860)	1,011
Other(1)	(311)	221	(532)
Sale of vacation ownership products	$22,839	$24,534	$(1,695)	(7%)
_________________________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue.
Revenue reportability positively impacted 2017 due to an increase in the amount of sales that met the down payment requirement in 2017. Revenue reportability negatively impacted 2016 due to a decrease in the amount of sales that met the down payment requirement in 2016.
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
Development Margin
2017 Compared to 2016

	Fiscal Years		Change	% Change
($ in thousands)	2017	2016
Sale of vacation ownership products	$22,839	$24,534	$(1,695)	(7%)
Cost of vacation ownership products	(3,515)	(5,889)	2,374	40%
Marketing and sales	(17,641)	(19,142)	1,501	8%
Development margin	$1,683	$(497)	$2,180	439%
Development margin percentage	7.4%	(2.0%)	9.4 pts
The increase in development margin reflected $2.5 million of higher revenue reportability year-over-year and $1.0 million from a favorable mix of lower cost real estate inventory being sold in 2017, partially offset by $1.3 million from the lower vacation ownership contract sales volume net of direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).
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

Corporate and Other
The following discussion presents an analysis of our results of operations.

	Fiscal Years
($ in thousands)	2017	2016	2015
EXPENSES
Cost of vacation ownership products	$8,328	$7,519	$6,713
Financing	17,951	18,631	21,208
General and administrative	110,225	104,833	106,104
Litigation settlement	498	—	138
Organizational and separation related	—	—	642
Consumer financing interest	25,217	23,685	24,658
Royalty fee	52,013	49,779	49,863
TOTAL EXPENSES	214,232	204,447	209,326
Gains (losses) and other income (expense), net	8,631	(181)	—
Interest expense	(9,572)	(8,912)	(12,810)
Other	(527)	(211)	(2,100)
TOTAL FINANCIAL RESULTS	$(215,700)	$(213,751)	$(224,236)
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
Total Expenses
2017 Compared to 2016
Total expenses increased $9.8 million from 2016. The $9.8 million increase resulted from $5.4 million of higher general and administrative expenses, $2.2 million of higher royalty fees due to a contractual increase late in 2016 in the fixed portion of the royalty fee owed to Marriott International, $1.5 million of higher consumer financing interest expense, $0.8 million of higher cost of vacation ownership products expenses due to higher other development and inventory expenses and $0.5 million of litigation settlements in 2017, partially offset by $0.7 million of lower financing expenses.
General and administrative expenses increased $5.4 million due to $6.4 million of higher personnel related and other expenses, partially offset by $1.0 million of lower litigation related costs. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
The $1.5 million increase in consumer financing interest expense was due to a higher average outstanding debt balance in 2017.
2016 Compared to 2015
Total expenses decreased $4.9 million from the prior fiscal year. The $4.9 million decrease resulted from $2.6 million of lower financing expenses, $1.3 million of lower general and administrative expenses, $1.0 million of lower consumer financing interest expense, $0.6 million of prior year organizational and separation related expenses and $0.1 million of prior year litigation settlement expenses, partially offset by $0.8 million of higher cost of vacation ownership products expenses due to higher non-capitalizable project expenses, and $0.1 million of higher royalty fee due to an increase in the fixed portion of the royalty fee late in 2016.
The lower general and administrative expenses were driven by $4.0 million of lower personnel related and other expenses, $2.5 million of lower litigation costs and $1.8 million of refurbishment costs in 2015, partially offset by $7.0 million of higher information technology project costs. The lower personnel related and other expenses includes lower compensation related costs and savings due to cost containment efforts, partially offset by annual merit and inflationary cost increases.
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
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($409.1 million at the end of 2017), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At the end of 2017, we had $1.1 billion of total gross debt outstanding, which included $845.1 million of non-recourse debt associated with vacation ownership notes receivable securitizations, $230.0 million of Convertible Notes and a $63.6 million non-interest bearing note payable issued in connection with the acquisition of completed vacation ownership units on the Big Island of Hawaii.
In September 2017, we completed a private offering of $230.0 million of Convertible Notes. While we did not have an immediate need for the proceeds, we felt that it was an opportune time for us to capitalize on the interest rate environment and the strength of our stock price to optimize our capital structure. We evaluated several different debt instruments and chose the one that we believe provided the most flexibility for us in terms of covenants and use of proceeds, while enabling us to take advantage of the strength of our stock price and a very low rate of interest. In connection with the Convertible Notes, we also entered into Convertible Note Hedges at a cost of $33.2 million, and received proceeds of $20.3 million from the issuance of Warrants. Issuance of the Convertible Notes resulted in the receipt of net proceeds, after adjusting for debt issue costs, including underwriting discount, and the net cash used to purchase the Convertible Note Hedges and sell the Warrants, of $210.8 million. See additional discussion in “Cash from Financing Activities” below and in Footnote No. 10, “Debt,” to our Financial Statements.
At the end of 2017, we had $711.5 million of real estate inventory on hand, comprised of $379.2 million of finished goods, $330.0 million of land and infrastructure and $2.3 million of work-in-progress. In addition, we had $48.3 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.
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
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Fiscal Years
($ in thousands)	2017	2016	2015
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$142,172	$141,379	$118,414
Investing activities	(38,364)	34,183	(62,749)
Financing activities	170,737	(206,159)	(259,127)
Effect of change in exchange rates on cash, cash equivalents and restricted cash	2,965	(4,813)	(4,448)
Net change in cash, cash equivalents and restricted cash	$277,510	$(35,410)	$(207,910)

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
In 2017, we generated $142.2 million of cash flows from operating activities, compared to $141.4 million in 2016. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations reflected higher originations driven by higher contract sales and higher financing propensity due to the continued success of the financing incentive programs offered in our North America segment, timing of payments related to unsold inventory and higher real estate inventory spending, partially offset by higher closings on vacation ownership contract sales, higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable, timing of payments related to operating payables and lower payments related to employee benefits programs.
In 2016, we generated $141.4 million of cash flows from operating activities, compared to $118.4 million in 2015. Excluding the impact of changes in net income and adjustments for non-cash items, the increase in cash flows was attributable to the pay down of our liability for the Marriott Rewards customer loyalty program in 2015 and favorable timing of real estate inventory spending in 2016. This favorable impact was partially offset by a higher financing propensity due to the continued success of the financing programs implemented in the first half of 2015, lower collections due to the reduction in the portfolio of outstanding vacation ownership notes receivable and the timing of revenue reportability associated with our vacation ownership contract sales.
In 2015, we generated residential contract sales of $28.4 million associated with the sale of 18 units in Macau.
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Real Estate Inventory Spending Less Than Cost of Sales

	Fiscal Years
($ in thousands)	2017	2016	2015
Real estate inventory spending	$(120,999)	$(138,867)	$(119,067)
Purchase of vacation ownership units for future transfer to inventory	(33,594)	—	—
Purchase of operating properties for future conversion to inventory	—	—	(61,554)
Real estate inventory costs	164,256	142,261	192,071
Real estate inventory spending less than cost of sales	$9,663	$3,394	$11,450
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item).
Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the MVCD program and capital efficient transactions, our spending for real estate inventory remained below the amount of real estate inventory costs in each of 2017, 2016 and 2015.
Our real estate inventory spending remained below real estate inventory costs in 2017, even including payments to satisfy a portion of our commitments to purchase vacation ownership units in our North America and Asia Pacific segments. Real estate inventory spending included the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii for $27.3 million, as well as 51 completed vacation ownership units located in Bali, Indonesia for $12.1 million. In connection with the acquisition on the Big Island of Hawaii, we also settled a $0.5 million note receivable from the seller on a non-cash basis, and issued a non-interest bearing note payable for $63.6 million. Purchase of vacation ownership units for future transfer to inventory included the acquisition of 36 completed vacation ownership units located at our resort in Marco Island, Florida, for $33.6 million. We entered into each of these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See

Footnote No. 5, “Acquisitions and Dispositions,” and Footnote No. 9, “Contingencies and Commitments,” to our Financial Statements for additional information regarding these transactions.
Our real estate inventory spending was less than our inventory costs in 2016 and included $23.5 million for the acquisition of an operating property located in the South Beach area of Miami Beach, Florida. We rebranded this property as Marriott Vacation Club Pulse, South Beach and converted it, in its entirety, into vacation ownership interests for use in our MVCD program. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
Our real estate inventory spending was less than our inventory costs in 2015 and included $32.0 million for the acquisition of 71 units at The Mayflower Hotel, Autograph Collection, an operating hotel, in Washington, D.C. We have included these vacation ownership units, in their current form, in our MVCD program. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
We also completed the acquisition of an operating property located in Surfers Paradise, Australia during 2015. At the time of the acquisition, we determined that we would convert a portion of this operating property into vacation ownership interests for future use in our Asia Pacific segment and $14.9 million, the amount of the purchase price related to this portion, was included as an operating activity in Purchase of operating properties for future conversion to inventory on our Cash Flows for 2015. During 2016, we completed the conversion of this portion of the operating property, a portion of which was contributed to our points-based programs in our Asia Pacific segment. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
We also capitalized on the opportunity to add a premier destination to our portfolio in 2015 through the acquisition of an operating property in San Diego, California, that we have converted, in its entirety, to vacation ownership interests, a portion of which has been contributed for use in our MVCD program. The $46.6 million allocated to the portion of the operating property that we converted, in its entirety, into vacation ownership inventory was classified as an operating activity in Purchase of operating properties for future conversion to inventory on our Cash Flows for 2015. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
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
Vacation Ownership Notes Receivable Collections Less Than Originations

	Fiscal Years
($ in thousands)	2017	2016	2015
Vacation ownership notes receivable collections — non-securitized	$76,278	$73,565	$88,919
Vacation ownership notes receivable collections — securitized	194,238	180,057	181,251
Vacation ownership notes receivable originations	(467,311)	(356,859)	(311,195)
Vacation ownership notes receivable collections less than originations	$(196,795)	$(103,237)	$(41,025)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during 2017, as compared to 2016, due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in 2017 increased due to higher vacation ownership contract sales volume and an increase in financing propensity to 64.0 percent compared to 60.1 percent for 2016, due to the continued success of the financing incentive programs that we offer in our North America segment. We expect to continue to offer financing incentive programs in 2018. Vacation ownership notes receivable originations increased in 2016 compared to 2015 due to an increase in financing propensity to 60.1 percent in 2016 from 49.9 percent in 2015 resulting from the use of incentive programs during all of 2016 as compared to only during a portion of 2015.

Cash from Investing Activities

	Fiscal Years
($ in thousands)	2017	2016	2015
Capital expenditures for property and equipment (excluding inventory)	$(26,297)	$(34,770)	$(35,735)
Purchase of company owned life insurance	(12,100)	—	—
Purchase of operating property to be sold	—	—	(47,658)
Dispositions, net	33	68,953	20,644
Net cash (used in) provided by investing activities	$(38,364)	$34,183	$(62,749)
Capital Expenditures for Property and Equipment
Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.
In 2017, capital expenditures for property and equipment of $26.3 million included $22.3 million to support business operations (including $12.4 million for ancillary and other operations assets and $9.9 million for sales locations) and $4.0 million for technology spending.
In 2016, capital expenditures for property and equipment of $34.8 million included $27.0 million to support business operations (including $6.3 million for ancillary and other operations assets and $20.7 million for sales locations) and $7.8 million for technology spending.
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
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants as discussed in Footnote No. 1, “Summary of Significant Accounting Policies”, to our Financial Statements. During 2017, we paid $12.1 million to acquire these policies.
Purchase of Operating Property to be Sold
In 2015, we completed the acquisition of an operating property located in Surfers Paradise, Australia. At the time of the acquisition, we determined that we would convert a portion of this operating property into vacation ownership interests for future use in our Asia Pacific segment, and sell the remaining downsized portion of the operating property to a third party. We included $47.7 million, the amount of the purchase price related to the remaining downsized portion of the operating property, in Purchase of operating property to be sold on our Cash Flows for 2015. In 2016, we completed the sale of this portion of the operating property to a third party and included $49.1 million as an investing activity in Dispositions, net on our Cash Flows for 2016. See Footnote No. 5, “Acquisitions and Dispositions,” to our Financial Statements for additional information regarding this transaction.
Dispositions, net
Dispositions of property and assets generated cash proceeds of less than $0.1 million in 2017, $69.0 million in 2016 and $20.6 million in 2015.
Dispositions in 2016 related to the sale of the remaining downsized portion of the operating property in Surfers Paradise, Australia for $49.1 million, the sale of excess inventory at the RCC San Francisco for $18.7 million and the sale of several lots in St. Thomas, U.S. Virgin Islands for $1.0 million and the sale of undeveloped land in Absecon, New Jersey for $0.1 million.
The 2015 dispositions included $19.5 million from the sale of undeveloped land in Kauai, Hawaii, $0.6 million from the sale of three lots in St. Thomas, U.S. Virgin Islands, $0.4 million from the sale of an operations facility in Hilton Head, South Carolina and $0.1 million from the sale of undeveloped land in Absecon, New Jersey.

Cash from Financing Activities

	Fiscal Years
($ in thousands)	2017	2016	2015
Borrowings from securitization transactions
Bonds payable on securitized vacation ownership notes receivable	$350,000	$250,000	$255,000
Borrowings on Warehouse Credit Facility	50,260	126,622	—
Subtotal	400,260	376,622	255,000
Repayment of debt related to securitization transactions
Bonds payable on securitized vacation ownership notes receivable	(243,231)	(196,242)	(278,427)
Repayments on Warehouse Credit Facility	(50,260)	(126,622)	—
Subtotal	(293,491)	(322,864)	(278,427)
Borrowings from Revolving Corporate Credit Facility	87,500	85,000	—
Repayment of Revolving Corporate Credit Facility	(87,500)	(85,000)	—
Proceeds from issuance of Convertible Notes	230,000	—	—
Purchase of Convertible Note Hedges	(33,235)	—	—
Proceeds from issuance of Warrants	20,332	—
Proceeds from vacation ownership inventory arrangement	—	—	5,375
Debt issuance costs	(15,347)	(4,065)	(5,335)
Repurchase of common stock	(88,305)	(177,830)	(201,380)
Redemption of mandatorily redeemable preferred stock of consolidated subsidiary	—	(40,000)	—
Payment of dividends	(38,028)	(34,195)	(23,793)
Payment of withholding taxes on vesting of restricted stock units	(10,947)	(4,021)	(10,894)
Other, net	(502)	194	327
Net cash provided by (used in) financing activities	$170,737	$(206,159)	$(259,127)
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
During the 2017 second quarter, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $59.1 million. The advance rate was 85 percent, which resulted in gross proceeds of $50.3 million. Net proceeds were $50.0 million due to the funding of reserve accounts in the amount of $0.3 million. There were no amounts outstanding under this facility as of December 31, 2017.
At December 31, 2017, $151.4 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote No. 10, “Debt,” to our Financial Statements for additional information regarding our Warehouse Credit Facility.
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
During the 2016 third quarter, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The total carrying amount of the vacation ownership notes receivable securitized was $149.5 million. The advance rate was 85 percent, which resulted in total gross proceeds of $126.6 million. The total net proceeds were $125.7 million due to the funding of reserve accounts in the amount of $0.9 million. There were no amounts outstanding under this facility as of December 30, 2016.
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
Borrowings from / Repayment of Revolving Corporate Credit Facility
During 2017, we borrowed $87.5 million under our $200.0 million revolving credit facility (the “Previous Revolving Corporate Credit Facility”) to facilitate the funding of our short-term working capital needs, all of which was repaid as of December 31, 2017.
During 2016, we borrowed $85.0 million under our Previous Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, all of which was repaid as of December 30, 2016.
See Footnote No. 10, “Debt,” to our Financial Statements for additional information regarding our Revolving Corporate Credit Facility. There were no amounts outstanding under this facility as of December 31, 2017 or December 30, 2016.
Proceeds from Issuance of Convertible Notes
During the 2017 third quarter, we issued $230.0 million of Convertible Notes, which included the exercise in full of the $30.0 million over-allotment option we granted to the initial purchasers of the Convertible Notes. We received net proceeds from the offering of approximately $223.7 million after adjusting for debt issuance costs, including the discount to the initial purchasers. We used $40.1 million of the net proceeds to repurchase shares of our common stock from purchasers of the Convertible Notes in privately negotiated repurchase transactions, which is included as a Financing Activity in Repurchase of Common Stock as discussed below, and approximately $12.9 million of the net proceeds to pay the cost of the Convertible Note Hedges, after such cost was partially offset by the proceeds from the issuance of the Warrants, as discussed below. See Footnote No. 10, “Debt,” to our Financial Statements for additional information on our Convertible Notes transaction.
Purchase of Convertible Note Hedges / Proceeds from Issuance of Warrants
In connection with the offering of the Convertible Notes, we entered into Convertible Note Hedges with respect to our common stock, covering approximately 1.55 million shares of our common stock at a cost of $33.2 million. Concurrently, we sold Warrants to acquire approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share and received aggregate proceeds of $20.3 million. Taken together, the Convertible Note Hedges and the Warrants are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion is settled in cash, to reduce our cash payment obligation) in the event that at the time of any conversion of Convertible Notes our stock price exceeds the conversion price under the Convertible Notes, and to effectively increase the adjusted conversion price, which was $148.13 per share as of December 31, 2017 (or a conversion premium of 30 percent) to $176.68 per share (or a conversion premium of 55 percent). See Footnote No. 10, “Debt,” to our Financial Statements for additional information on our Convertible Notes transaction.
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

Debt Issuance Costs
In 2017, we paid $15.3 million of debt issuance costs, which included $7.2 million associated with the initial purchaser discounts related to the Convertible Notes, $4.8 million associated with the 2017 vacation ownership notes receivable securitization, $2.1 million related to the new $250.0 million Revolving Corporate Credit Facility and $1.2 million associated with the amendment and extension of the Warehouse Credit Facility.
In 2016, we incurred $4.1 million of debt issuance costs, which included $3.9 million associated with the 2016 vacation ownership notes receivable securitization and $0.2 million related to the amendment of the Previous Revolving Corporate Credit Facility.
In 2015, we incurred $5.3 million of debt issuance costs, which included $4.2 million associated with the 2015 vacation ownership notes receivable securitization and a combined $1.1 million related to the renewal of the Warehouse Credit Facility and the amendment of the Previous Revolving Corporate Credit Facility during the year.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 30, 2016	9,672,629	$608,439	$62.90
For the year ended December 31, 2017	767,876	88,305	115.00
As of December 31, 2017	10,440,505	$696,744	$66.73
As discussed above, we used $40.1 million of the proceeds from the sale of the Convertible Notes to repurchase 351,900 shares of our common stock under our existing share repurchase program. See Footnote No. 10, “Debt,” to our Financial Statements for additional information on our Convertible Notes transaction and Footnote No. 11, “Shareholders’ Equity,” to our Financial Statements for further information related to our share repurchase program.
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
Dividends
We distributed cash dividends to holders of common stock for the year ended December 31, 2017 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 9, 2016	December 22, 2016	January 4, 2017	$0.35
February 9, 2017	February 23, 2017	March 9, 2017	$0.35
May 11, 2017	May 25, 2017	June 8, 2017	$0.35
September 7, 2017	September 21, 2017	October 5, 2017	$0.35
We currently expect to pay quarterly cash dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. In addition, our Revolving Corporate Credit Facility contains restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of December 31, 2017:

		Payments Due by Period
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Debt(1)	$1,260,238	$150,102	$257,050	$449,138	$403,948
Operating leases	96,222	17,451	27,249	16,036	35,486
Purchase obligations(2)	452,208	167,560	282,035	1,897	716
Capital lease obligations(3)	7,582	361	7,221	—	—
Other long-term obligations	1,662	1,662	—	—	—
Total contractual obligations	$1,817,912	$337,136	$573,555	$467,071	$440,150
_________________________

(1)	Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.

(2)
Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected herein represent expected funding obligations under such contracts. Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

(3)	Includes interest.
In the normal course of our resort management business, we enter into purchase commitments with property owners’ associations to manage the daily operating needs of our resorts. Since we are reimbursed for these commitments from the cash flows of the resorts, these obligations have minimal impact on our net income and cash flow.
Recent Accounting Pronouncements
See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for information regarding accounting standards adopted in 2017 and other new accounting standards that were issued but not effective as of December 31, 2017.
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
The Convertible Notes have fixed annual interest rates of 1.50 percent and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes is affected by our stock price. The net carrying value of the Convertible Notes was $192.5 million as of December 31, 2017. This represents the liability component of the principal balance of the Convertible Notes, net of unamortized debt discount and issuance costs, as of December 31, 2017. The total estimated fair value of the Convertible Notes at December 31, 2017 was $259.9 million, and the fair value was determined based on the quoted market price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended December 31, 2017. For further information, see Footnote No. 4, “Financial Instruments” and Footnote No. 10, “Debt,” to our Financial Statements.
From time to time, we may use derivative instruments to reduce market risks due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of the Warehouse Credit Facility. As of December 31, 2017, we were not party to any material derivative interest rates or hedges.
Please see Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for additional information associated with derivative instruments.
The following table sets forth the scheduled maturities and the total fair value as of year-end 2017 for our financial instruments that are impacted by market risks:

($ in thousands)	Average Interest Rate	Maturities by Period
		2018	2019	2020	2021	2022	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	11.5%	$48,846	$35,253	$30,567	$26,127	$23,953	$139,554	$304,300	$324,661
Vacation ownership notes receivable — securitized	12.6%	$94,079	$90,719	$92,089	$93,351	$92,191	$352,902	$815,331	$956,292
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Non-recourse debt associated with vacation ownership notes receivable securitizations	2.5%	$(95,768)	$(92,273)	$(93,553)	$(94,503)	$(93,808)	$(375,226)	$(845,131)	$(836,028)
Convertible debt	4.7%	$—	$—	$—	$—	$(230,000)	$—	$(230,000)	$(259,884)

Item 8.        Financial Statements and Supplementary Data
The following financial information is included on the pages indicated.

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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2017, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on Internal Control over Financial Reporting
We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Marriott Vacations Worldwide Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2017 and December 30, 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation (the Company) as of December 31, 2017 and December 30, 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and December 30, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Certified Public Accountants
We have served as the Company’s auditor since 2011.

Orlando, Florida
February 27, 2018

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2017, 2016 and 2015
(In thousands, except per share amounts)

	2017	2016	2015
REVENUES
Sale of vacation ownership products	$727,940	$637,503	$675,329
Resort management and other services	306,196	300,821	292,561
Financing	134,906	126,126	124,033
Rental	322,902	312,071	312,997
Cost reimbursements	460,001	431,965	405,875
TOTAL REVENUES	1,951,945	1,808,486	1,810,795
EXPENSES
Cost of vacation ownership products	177,813	155,093	204,299
Marketing and sales	408,715	353,295	330,599
Resort management and other services	172,137	174,311	180,072
Financing	17,951	18,631	21,208
Rental	281,352	260,752	259,729
General and administrative	110,225	104,833	106,104
Litigation settlement	4,231	(303)	(232)
Organizational and separation related	—	—	1,174
Consumer financing interest	25,217	23,685	24,658
Royalty fee	63,021	60,953	58,982
Impairment	—	—	324
Cost reimbursements	460,001	431,965	405,875
TOTAL EXPENSES	1,720,663	1,583,215	1,592,792
Gains and other income, net	5,772	11,201	9,557
Interest expense	(9,572)	(8,912)	(12,810)
Other	(1,599)	(4,632)	(8,253)
INCOME BEFORE INCOME TAXES	225,883	222,928	206,497
Benefit (provision) for income taxes	895	(85,580)	(83,698)
NET INCOME	$226,778	$137,348	$122,799

EARNINGS PER SHARE
Earnings per share - Basic	$8.38	$4.93	$3.90
Earnings per share - Diluted	$8.18	$4.83	$3.82

CASH DIVIDENDS DECLARED PER SHARE	$1.45	$1.25	$1.05
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net income	$226,778	$137,348	$122,799
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,195	(5,589)	(5,673)
Derivative instrument adjustment, net of tax	90	(332)	—
Total other comprehensive income (loss), net of tax	11,285	(5,921)	(5,673)
COMPREHENSIVE INCOME	$238,063	$131,427	$117,126

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2017 and 2016
(In thousands, except share and per share data)

	2017	2016
ASSETS
Cash and cash equivalents	$409,059	$147,102
Restricted cash (including $32,321 and $27,525 from VIEs, respectively)	81,553	66,000
Accounts and contracts receivable, net (including $5,639 and $4,865 from VIEs, respectively)	154,174	161,733
Vacation ownership notes receivable, net (including $815,331 and $717,543 from VIEs, respectively)	1,119,631	972,311
Inventory	716,533	712,536
Property and equipment	252,727	202,802
Other (including $13,708 and $0 from VIEs, respectively)	172,516	128,935
TOTAL ASSETS	$2,906,193	$2,391,419

LIABILITIES AND EQUITY
Accounts payable	$145,405	$124,439
Advance deposits	63,062	55,542
Accrued liabilities (including $701 and $584 from VIEs, respectively)	168,591	147,469
Deferred revenue	98,286	95,495
Payroll and benefits liability	111,885	95,516
Deferred compensation liability	74,851	62,874
Debt, net (including $845,131 and $738,362 from VIEs, respectively)	1,095,213	737,224
Other	13,155	15,873
Deferred taxes	90,725	149,168
TOTAL LIABILITIES	1,861,173	1,483,600
Contingencies and Commitments (Note 9)
Preferred stock — $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 100,000,000 shares authorized; 36,861,843 and 36,633,868 shares issued, respectively	369	366
Treasury stock — at cost; 10,400,547 and 9,643,562 shares, respectively	(694,233)	(606,631)
Additional paid-in capital	1,188,538	1,162,283
Accumulated other comprehensive income	16,745	5,460
Retained earnings	533,601	346,341
TOTAL EQUITY	1,045,020	907,819
TOTAL LIABILITIES AND EQUITY	$2,906,193	$2,391,419
The abbreviation VIEs above means Variable Interest Entities.

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
OPERATING ACTIVITIES
Net income	$226,778	$137,348	$122,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,494	21,044	22,217
Amortization of debt discount and issuance costs	9,908	6,509	5,586
Provision for loan losses	50,075	47,292	33,083
Share-based compensation	16,286	13,949	14,142
Loss (gain) on disposal of property and equipment, net	1,605	(11,201)	(9,557)
Deferred income taxes	(66,134)	38,834	28,162
Net change in assets and liabilities:
Accounts and contracts receivable	5,695	(30,055)	(24,189)
Notes receivable originations	(467,311)	(356,859)	(311,195)
Notes receivable collections	270,516	253,622	270,170
Inventory	42,661	4,301	72,158
Purchase of vacation ownership units for future transfer to inventory	(33,594)	—	—
Purchase of operating properties for future conversion to inventory	—	—	(61,554)
Other assets	(21,318)	11,092	(10,648)
Accounts payable, advance deposits and accrued liabilities	50,754	(18,698)	32,841
Liability for Marriott Rewards customer loyalty program	—	(37)	(89,251)
Deferred revenue	1,837	17,664	(5,289)
Payroll and benefit liabilities	16,053	(6,933)	11,380
Deferred compensation liability	11,976	11,843	9,354
Other liabilities	(211)	1,863	2,974
Other, net	5,102	(199)	5,231
Net cash provided by operating activities	142,172	141,379	118,414

INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(26,297)	(34,770)	(35,735)
Purchase of company owned life insurance	(12,100)	—	—
Purchase of operating property to be sold	—	—	(47,658)
Dispositions, net	33	68,953	20,644
Net cash (used in) provided by investing activities	(38,364)	34,183	(62,749)

Continued

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
FINANCING ACTIVITIES
Borrowings from securitization transactions	400,260	376,622	255,000
Repayment of debt related to securitization transactions	(293,491)	(322,864)	(278,427)
Borrowings from Revolving Corporate Credit Facility	87,500	85,000	—
Repayment of Revolving Corporate Credit Facility	(87,500)	(85,000)	—
Proceeds from issuance of Convertible Notes	230,000	—	—
Purchase of Convertible Note Hedges	(33,235)	—	—
Proceeds from issuance of Warrants	20,332	—	—
Proceeds from vacation ownership inventory arrangement	—	—	5,375
Debt issuance costs	(15,347)	(4,065)	(5,335)
Repurchase of common stock	(88,305)	(177,830)	(201,380)
Redemption of mandatorily redeemable preferred stock of consolidated subsidiary	—	(40,000)	—
Payment of dividends	(38,028)	(34,195)	(23,793)
Payment of withholding taxes on vesting of restricted stock units	(10,947)	(4,021)	(10,894)
Other, net	(502)	194	327
Net cash provided by (used in) financing activities	170,737	(206,159)	(259,127)

Effect of changes in exchange rates on cash, cash equivalents and restricted cash	2,965	(4,813)	(4,448)
Increase (decrease) in cash, cash equivalents and restricted cash	277,510	(35,410)	(207,910)
Cash, cash equivalents and restricted cash, beginning of year	213,102	248,512	456,422
Cash, cash equivalents and restricted cash, end of year	$490,612	$213,102	$248,512

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends payable	$10,589	$9,480	$8,898
Non-cash issuance of debt in connection with acquisition of vacation ownership units	63,558	—	—
Non-cash transfer from Inventory to Property and equipment	—	9,741	30,985
Non-cash transfer of debt	—	2,985	—
Property acquired via capital lease	—	7,221	—

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years 2017, 2016 and 2015
(In thousands)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
BALANCE AT YEAR-END 2014	32,093	$361	$(229,229)	$1,137,785	$17,054	$153,732	$1,079,703
Net income	—	—	—	—	—	122,799	122,799
Foreign currency translation adjustments	—	—	—	—	(5,673)	—	(5,673)
Amounts related to share-based compensation	304	3	—	12,955	—	—	12,958
Adjustment to reclassification of Marriott International investment to Additional paid-in capital	—	—	—	(9)	—	—	(9)
Repurchase of common stock	(2,857)	—	(201,380)	—	—	—	(201,380)
Dividends	—	—	—	—	—	(32,691)	(32,691)
Employee stock plan issuance	10	—	619	—	—	(59)	560
BALANCE AT YEAR-END 2015	29,550	$364	$(429,990)	$1,150,731	$11,381	$243,781	$976,267
Net income	—	—	—	—	—	137,348	137,348
Foreign currency translation adjustments	—	—	—	—	(5,589)	—	(5,589)
Derivative instrument adjustment	—	—	—	—	(332)	—	(332)
Amounts related to share-based compensation	240	2	—	11,424	—	—	11,426
Repurchase of common stock	(2,819)	—	(177,830)	—	—	—	(177,830)
Dividends	—	—	—	—	—	(34,788)	(34,788)
Employee stock plan issuance	19	—	1,189	128	—	—	1,317
BALANCE AT YEAR-END 2016	26,990	$366	$(606,631)	$1,162,283	$5,460	$346,341	$907,819
Impact of adoption of ASU 2016-09	—	—	—	371	—	(371)	—
OPENING BALANCE 2017	26,990	$366	$(606,631)	$1,162,654	$5,460	$345,970	$907,819
Net income	—	—	—	—	—	226,778	226,778
Foreign currency translation adjustments	—	—	—	—	11,195	—	11,195
Derivative instrument adjustment	—	—	—	—	90	—	90
Amounts related to share-based compensation	228	3	—	5,705	—	—	5,708
Repurchase of common stock	(768)	—	(88,305)	—	—	—	(88,305)
Dividends	—	—	—	—	—	(39,147)	(39,147)
Equity component of convertible notes, net of issuance costs	—	—	—	32,573	—	—	32,573
Purchase of convertible note hedges	—	—	—	(33,235)	—	—	(33,235)
Issuance of warrants	—	—	—	20,332	—	—	20,332
Employee stock plan issuance	11	—	703	509	—	—	1,212
BALANCE AT YEAR-END 2017	26,461	$369	$(694,233)	$1,188,538	$16,745	$533,601	$1,045,020

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our Business
Marriott Vacations Worldwide Corporation (“we,” “us,” “Marriott Vacations Worldwide,” or the “Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity) is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. In 2016, we introduced Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”), a subsidiary of Marriott International, Inc. (“Marriott International”), provides on-site management for Ritz-Carlton branded properties.
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of December 31, 2017, our portfolio consisted of over 65 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
Our Spin-Off from Marriott International
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
In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted. We use certain other terms that are defined within these Financial Statements.
Unless otherwise specified, each reference to a particular year in these Financial Statements means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year. Beginning with our 2017 fiscal year, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly our 2017 fiscal year began on December 31, 2016 (the day after the end of the 2016 fiscal year) and ended on December 31, 2017. Our future fiscal years will begin on January 1 and end on December 31. As a result of the change in our financial reporting cycle, our 2017 fiscal year had two more days of activity than our 2016 and 2015 fiscal years. We have not restated, and do not plan to restate, historical results.

Fiscal Year	Fiscal Year-End Date	Number of Days
2017	December 31, 2017	366
2016	December 30, 2016	364
2015	January 1, 2016	364
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

We have reclassified certain prior year amounts to conform to our 2017 presentation.
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
Ancillary revenues consist of goods and services that are sold or provided by us at restaurants, golf courses and other retail and service outlets located at our resorts. We recognize ancillary revenue when goods have been provided and/or services have been rendered. Ancillary revenues recorded as a component of Resort management and other services revenues were $118.2 million in 2017, $124.2 million in 2016 and $125.2 million in 2015, as reflected on our Income Statements.
We provide day-to-day-management services, including housekeeping services, operation of reservation systems, maintenance and certain accounting and administrative services for property owners’ associations. We receive compensation for these management services; this is typically based on either a percentage of the budgeted costs to operate the resorts or a fixed fee arrangement. We recognize revenues when earned in accordance with the terms of the contract. Management fee revenues recorded as a component of Resort management and other services revenues were $87.8 million in 2017, $83.3 million in 2016 and $77.6 million in 2015, as reflected on our Income Statements.
Resort management and other services revenues also include additional fees for services we provide to our property owners’ associations, as well as annual fees, club dues, settlement fees from the sale of vacation ownership products, and certain transaction-based fees from owners and other third parties, including external exchange service providers with which we are associated. We recognize fee revenues when services have been rendered. Fee revenues included in Resort management and other services revenues were $79.0 million in 2017, $75.7 million in 2016 and $72.4 million in 2015, as reflected on our Income Statements.
Financing Revenues
We offer consumer financing as an option to qualifying customers purchasing vacation ownership products, which is collateralized by the underlying vacation ownership products. We recognize interest income on an accrual basis. The contractual terms of the financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the vacation ownership product being financed, which is generally ten years. Generally, payments commence under the financing contracts 30 to 60 days after closing. We record an estimate of uncollectible amounts at the time of the sale with a charge to the provision for loan losses, which we classify as a reduction of Sale of vacation ownership products on our Income Statements. Revisions to estimates of uncollectible amounts also impact the provision for loan losses and can increase or decrease revenue. We earn interest income from the financing arrangements on the principal balance outstanding over the life of the arrangement and record that interest income in Financing revenues on our Income Statements.
Financing revenues include certain annual and transaction-based fees we charge to owners and other third parties for services. We recognize fee revenues when services have been rendered. Fee revenues included in Financing revenues were $6.9 million in 2017, $6.0 million in 2016 and $6.0 million in 2015, as reflected on our Income Statements.

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
We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for cost of vacation ownership products related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-up activity, and are recorded in Cost of vacation ownership product expenses on the Income Statements to retrospectively adjust the margin previously recorded subject to those estimates. For 2017, 2016 and 2015, product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $0.3 million, $14.8 million and $7.3 million, respectively.
For residential real estate projects, we allocate costs to individual residences in the projects based on the relative estimated sales value of each residence in accordance with Accounting Standards Codification (“ASC”) 970, “Real Estate—General,” which defines the accounting for costs of real estate projects. Under this method, we reduce the allocated cost of a unit from inventory and recognize that cost as cost of sales when we recognize the related sale. Changes in estimates within the relative sales value calculations for residential products (similar to condominiums) are accounted for as prospective adjustments to cost of vacation ownership products.
Capitalization of Costs
We capitalize costs clearly associated with the acquisition of real estate when a transaction is accounted for as an asset acquisition under ASC 805, “Business Combinations” (“ASC 805”). Alternatively, when acquired real estate constitutes a business under ASC 805, transaction costs are expensed as incurred. We capitalize interest and certain salaries and related costs incurred in connection with the following: (1) development and construction of sales centers; (2) internally developed software; and (3) development and construction projects for our real estate inventory. We capitalize costs clearly associated with the development and construction of a real estate project when it is probable that we will acquire a property. We capitalize salary and related costs only to the extent they directly relate to the project. We capitalize interest expense, taxes and insurance costs when activities that are necessary to get the property ready for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete. Capitalized salaries and related costs totaled $5.7 million, $6.1 million and $7.1 million for 2017, 2016 and 2015, respectively.
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from property owners’ associations) for our participating employees totaling $9.7 million in 2017, $8.0 million in 2016 and $7.1 million in 2015.

Deferred Compensation Plan
Prior to the Spin-Off, certain members of our senior management had the opportunity to participate in the Marriott International, Inc. Executive Deferred Compensation Plan (the “Marriott International EDC”), which Marriott International maintains and administers. Under the Marriott International EDC, participating employees were able to defer payment and income taxation of a portion of their salary and bonus. Participants also had the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (at a fixed annual rate of return of 4.0 percent for 2017 and 4.5 percent for 2016). Although additional discretionary contributions to the participants’ accounts under the Marriott International EDC may be made, no additional discretionary contributions were made for our employees in 2017, 2016 and 2015. Subsequent to the Spin-Off, we remain liable to reimburse Marriott International for distributions for participants that were employees of Marriott Vacations Worldwide at the time of the Spin-Off including earnings thereon.
Since 2014, certain members of our senior management have had the opportunity to participate in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”), which we maintain and administer. Under the Deferred Compensation Plan, participating employees may defer payment and income taxation of a portion of their salary and bonus. It also gives participants the opportunity for long-term capital appreciation by crediting their accounts with notional earnings.
Since the beginning of our 2017 fiscal year, participants in the Deferred Compensation Plan have been able to select a rate of return based on various market-based investment alternatives for a portion of their contributions, as well as any future Company contributions, to the Deferred Compensation Plan, and may also select such a rate for a portion of their existing account balances. To support our ability to meet a portion of our obligations under the Deferred Compensation Plan, we acquired company owned insurance policies (the “COLI policies”) on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants and are payable to a rabbi trust with the Company as grantor. For 2017, at least 25 percent of a participant’s contributions to the Deferred Compensation Plan was required to be subject to a fixed rate of return, which was 3.5 percent for 2017 and 5.6 percent for 2016; the rate was reduced in connection with the introduction of the market-based investment alternatives. For 2018, participants may select a rate of return based on market-based investment alternatives for up to 100 percent of their contributions and existing balances.
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a variable interest entity (“VIE”). We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At December 31, 2017, the value of the assets held in the rabbi trust was $13.7 million, which is included in the Other line within assets on our Balance Sheets.
Property and Equipment
Property and equipment includes our sales centers, golf courses, information technology and other assets used in the normal course of business, as well as undeveloped and partially developed land parcels that are not part of an approved development plan and do not meet the criteria to be classified as held for sale. In addition, fully developed vacation ownership interests are classified as property and equipment until they are registered for sale. We record property and equipment at cost, including interest and real estate taxes incurred during active development. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and decorative items and signage. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to forty years), and we amortize leasehold improvements over the shorter of the asset life or lease term.
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
Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off uncollectible vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Europe or Asia Pacific, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.16 percent and 7.09 percent as of December 31, 2017 and December 30, 2016, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our allowance for loan losses of $5.9 million and $5.0 million as of December 31, 2017 and December 30, 2016, respectively.
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
Costs Incurred to Sell Vacation Ownership Products
We charge the majority of marketing and sales costs we incur to sell vacation ownership products to expense when incurred. Deferred marketing and selling expenses, which are direct marketing and selling costs related either to an unclosed contract or a contract for which 100 percent of revenue has not yet been recognized, were $6.0 million at year-end 2017 and $6.2 million at year-end 2016 and are included on the accompanying Balance Sheets in the Other caption within Assets.
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
Derivative Instruments
From time to time, we may use derivative instruments to reduce market risk due to changes in interest rates and currency exchange rates, including interest rate derivatives that we may be required to enter into as a condition of our $250.0 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”). As of December 31, 2017, we were not party to any material derivative instruments or hedges.
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
Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entities operating outside of the United States is generally the currency of the economic environment in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate Income Statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of equity. We report gains and losses from currency exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, currently in operating costs and expenses.
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
We recognize the expense associated with these awards on our Income Statements based on the fair value of the awards as of the date that the share-based awards are granted and adjust that expense to the estimated number of awards that we expect will vest or be earned. The fair value of RSUs represents the number of awards granted multiplied by the average of the high and low market price of our common stock on the date the awards are granted reduced by the present value of the dividends expected to be paid on the shares during the vesting period, discounted at a risk-free interest rate. We generally determine the fair value of SARs using the Black-Scholes option valuation model which incorporates assumptions about expected volatility, risk free interest rate, dividend yield and expected term. We will issue shares from authorized shares upon the exercise of SARs or stock options held by our employees and directors.
For share-based awards granted to non-employee directors, we recognize compensation expense on the grant date based on the fair value of the awards as of that date. See Footnote No. 12, “Share-Based Compensation,” for more information.
Convertible Senior Notes
In accounting for the 1.50% Convertible Senior Notes due 2022 (the “Convertible Notes”), we separated them into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The excess of the principal amount of the liability over its carrying amount is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Convertible Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in additional paid-in capital within stockholders’ equity. See Footnote No. 10, “Debt,” for more information.
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
We do not have any significant unrecognized tax benefits as of December, 31, 2017, December 30, 2016 or January 1, 2016, that, if recognized, would impact our effective tax rate for 2017, 2016 or 2015, respectively. We do not expect that our unrecognized tax benefits as of December 31, 2017 will change significantly within the next twelve months. Additionally, we recognize accrued interest and penalties related to our unrecognized tax benefits as a component of tax expense.
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
New Accounting Standards
Accounting Standards Update No. 2017-09 – “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”)
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
Accounting Standards Update No. 2016-18 – “Restricted Cash” (“ASU 2016-18”)
In November 2016, the FASB issued ASU 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, we no longer present changes in restricted cash as a component of investing activities. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We early adopted ASU 2016-18 on a retrospective basis commencing in the 2017 first quarter.
Accounting Standards Update No. 2016-09 – “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”)
In March 2016, the FASB issued ASU 2016-09, which changes how entities account for certain aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance requires all income tax effects of awards, including excess tax benefits, to be recorded as income tax expense (or benefit) in the income statement, which resulted in benefits to our provision for income taxes of $6.1 million in 2017. The new guidance requires excess tax benefits to be presented as an operating inflow rather than as a financing inflow in the statement of cash flows. Prior to the adoption of ASU 2016-09, excess tax benefits were recorded in additional paid-in-capital on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We adopted ASU 2016-09 in the 2017 first quarter. The adoption of ASU 2016-09 decreased our provision for income taxes, the amount of which depends on the vesting activity of our share-based compensation awards in any given period, and eliminated the presentation of excess tax benefits as a financing inflow on our statement of cash flows. Further, we made an accounting policy election to recognize forfeitures of share-based compensation awards as they occur, the cumulative effect of which resulted in an adjustment of $0.4 million to opening retained earnings. The adoption of ASU 2016-09 did not have any other material impacts on our financial statements or disclosures.

Future Adoption of Accounting Standards
Accounting Standards Update No. 2017-12 – “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”)
In August 2017, the FASB issued ASU 2017-12, which amends and simplifies existing guidance in order to allow companies to better portray the economic effects of risk management activities in their financial statements and enhance the transparency and understandability of the results of hedging activities. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are evaluating the impact that ASU 2017-12, including the timing of implementation, will have on our financial statements and disclosures.
Accounting Standards Update No. 2016-16 – “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”)
In October 2016, the FASB issued ASU 2016-16, which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. This update is effective for public companies for annual periods beginning after December 15, 2017, and for annual periods and interim periods thereafter, with early adoption permitted. We adopted ASU 2016-16 on January 1, 2018. We do not expect the adoption of ASU 2016-16 to have a material impact on our financial statements or disclosures.
Accounting Standards Update No. 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)
In June 2016, the FASB issued ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2018. We are evaluating the impact that ASU 2016-13, including the timing of implementation, will have on our financial statements and disclosures.
Accounting Standards Update No. 2016-02 – “Leases (Topic 842)” (“ASU 2016-02”)
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability of information regarding an entity’s leasing activities by providing additional information to users of financial statements. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, although an option to use transition relief to not restate or make required disclosures in comparative periods in the period of adoption was recently exposed by the FASB for public comment. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Although we expect to adopt ASU 2016-02 commencing in fiscal year 2019 and are continuing our implementation efforts, we continue to evaluate the impact that adoption of this update will have on our financial statements and disclosures, but we expect that it will have a material effect on our balance sheets.
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
Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), as Amended
In May 2014, the FASB issued ASU 2014-09, which, as amended, creates ASC Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”), and supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, including most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as)

the entity satisfies a performance obligation. ASU 2014-09, as amended, will be effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2017. The new standard may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized on the date of adoption. We adopted ASC 606 effective January 1, 2018, on a retrospective basis. For further information see Footnote No. 17, “Adoption of ASC 606 Effective January 1, 2018.”
2. INCOME TAXES
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law effective January 1, 2018. The Tax Act significantly revised the U.S. tax code by, in part, but not limited to: reducing the U.S. corporate maximum tax rate from 35 percent to 21 percent, imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, modifying executive compensation deduction limitations and repealing the deduction for domestic production activities. Under ASC Topic 740, “Income Taxes,” we must generally recognize the effects of tax law changes in the period in which the new legislation is enacted.
During December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have all the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. In accordance with SAB 118, our deferred tax assets and liabilities were remeasured using the new corporate tax rate of 21 percent, rather than the previous corporate tax rate of 35 percent, resulting in a $65.2 million decrease in our income tax expense for the year ended December 31, 2017 and a corresponding $65.2 million decrease in our net deferred tax liability as of December 31, 2017. These amounts are to be considered provisional and are not currently able to be finalized given the complexity of the underlying calculations. Additional work is necessary to perform a more detailed analysis. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.
The one-time transition tax on certain un-repatriated earnings of foreign subsidiaries is based on total post-1986 earnings and profits that we previously deferred from U.S. income taxes. While we have performed a preliminary analysis of the transition tax and determined that due to deficits in foreign earnings and profits, we do not have a one-time transition tax liability to record in 2017, we have not completed our calculations. As the one-time transition tax is based in part on the amount of those earnings held in cash and other specified assets, we may determine that we have a one-time transition tax liability when we finalize the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
The modification of the executive compensation deduction limitations and the repeal of the deduction for domestic production activities did not have a significant impact on our benefit from income taxes for the year ended December 31, 2017.
Income Tax Benefit / Provision
The components of our earnings before income taxes for the last three years consisted of:

($ in thousands)	2017	2016	2015
United States	$217,348	$220,169	$197,519
Non-U.S. jurisdictions	8,535	2,759	8,978
	$225,883	$222,928	$206,497

In 2017, our tax benefit included an excess tax benefit of $6.1 million related to the vesting or exercise of employee share-based awards. Our tax provision did not reflect excess tax benefits of $1.2 million in 2016 and $9.4 million in 2015, as these periods were before our adoption of ASU 2016-09. In our statements of cash flows, we presented excess tax benefits as financing cash flows before our adoption of ASU 2016-09.

Our benefit (provision) for income taxes for the last three years consisted of:

($ in thousands)		2017	2016	2015
Current	– U.S. Federal	$(48,735)	$(35,715)	$(44,728)
	– U.S. State	(7,370)	(4,926)	(4,027)
	– Non-U.S.	(7,043)	(4,902)	(6,953)
		(63,148)	(45,543)	(55,708)

Deferred	– U.S. Federal	49,072	(38,332)	(25,350)
	– U.S. State	(279)	(3,432)	(4,554)
	– Non-U.S.	15,250	1,727	1,914
		64,043	(40,037)	(27,990)
		$895	$(85,580)	$(83,698)

The deferred tax assets and related valuation allowances in these Financial Statements have been determined on a separate return basis. The assessment of the valuation allowances requires considerable judgment on the part of management with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. Valuation allowances are recorded against the deferred tax assets of certain foreign operations for which historical losses, restructuring and impairment charges have been incurred. The change in the valuation allowances established were ($3.9) million in 2017, $1.5 million in 2016 and ($3.7) million in 2015.
We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($184.0 million at December 31, 2017) because we consider these earnings to be permanently invested. We do not consider previously taxed income to be permanently reinvested if such earnings can be distributed to a U.S. entity without incurring additional U.S. tax. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate or if we sold our interests in the affiliates. We cannot estimate the amount of additional taxes that might be payable on the unremitted earnings.
We conduct business in countries that grant “holidays” from income taxes for ten to thirty year periods. These holidays expire through 2034.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for years 2013 and 2014. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions.
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

The following table presents our deferred tax assets and liabilities, and the tax effect of each type of temporary difference and carry-forward that gave rise to a significant portion of our deferred tax assets and liabilities at December 31, 2017 and December 30, 2016:

($ in thousands)	At Year-End 2017	At Year-End 2016
Deferred Tax Assets
Inventory	$24,814	$24,821
Reserves	29,854	38,677
Long lived intangible assets	15,746	31,464
Net operating loss carry-forwards	38,831	49,205
Tax credits	39,593	21,345
Other, net	53,397	52,263
Deferred tax assets	202,235	217,775
Less valuation allowance	(43,987)	(47,839)
Net deferred tax assets	158,248	169,936

Deferred Tax Liabilities
Property and equipment	(16,360)	(15,560)
Deferred sales of vacation ownership interests	(220,130)	(296,600)
Deferred tax liabilities	(236,490)	(312,160)

Total net deferred tax liabilities	$(78,242)	$(142,224)

At December 31, 2017, we had approximately $37.2 million of foreign net operating losses (excluding valuation allowances) some of which begin expiring in 2018. However, a significant portion of these tax net operating losses have an indefinite carry forward period. We have no federal net operating losses and net operating losses of $1.3 million for state tax purposes which begin expiring in 2032.
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
Due to the adoption of ASU 2016-09 in the 2017 first quarter, all excess tax benefits and deficiencies are now recognized as a component of income tax expense in our Income Statements; previously, excess tax benefits were recognized in additional paid-in capital. This may result in increased volatility in our effective tax rate.
The following table reconciles the U.S. statutory income tax rate to our effective income tax rate:

	2017	2016	2015
U.S. statutory income tax rate	35.00%	35.00%	35.00%
U.S. state income taxes, net of U.S. federal tax benefit	2.42	2.47	2.62
Permanent differences(1)	(0.65)	1.03	1.65
Impact related to the Tax Cuts and Jobs Act	(28.86)	—	—
Excess tax benefits related to share-based compensation	(2.70)	—	—
Foreign tax rate changes	(2.11)	0.05	0.01
Non-U.S. income (loss)(2)	(2.81)	0.09	(0.63)
Other items(3)	(0.76)	(0.95)	1.22
Change in valuation allowance(4)	0.07	0.70	0.66
Effective rate	(0.40%)	38.39%	40.53%
_________________________

(1)	Attributed to the redemption of the mandatorily redeemable preferred stock of a consolidated subsidiary.

(2)	Attributed to the difference between U.S. and foreign income tax rates and other foreign adjustments.

(3)	Attributed to changes in unrecognized tax benefits and U.S. federal tax incentives.

(4)
Primarily attributed to release of a foreign valuation allowance in 2017. Primarily attributed to the establishment of valuation allowances in foreign jurisdictions for losses that cannot be benefited in the U.S. income tax provision in 2016 and 2015, as discussed above.

Cash Taxes Paid
Cash taxes paid in 2017, 2016 and 2015 were $49.3 million, $47.8 million and $50.2 million, respectively.
3. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	At Year-End 2017	At Year-End 2016
Vacation ownership notes receivable — securitized	$815,331	$717,543
Vacation ownership notes receivable — non-securitized
Eligible for securitization(1)	142,269	98,508
Not eligible for securitization(1)	162,031	156,260
Subtotal	304,300	254,768
Total vacation ownership notes receivable	$1,119,631	$972,311
_________________________

(1)	Refer to Footnote No. 4, “Financial Instruments,” for discussion of eligibility of our vacation ownership notes receivable for securitization.
The following tables show future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at December 31, 2017:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2018	$48,846	$94,079	$142,925
2019	35,253	90,719	125,972
2020	30,567	92,089	122,656
2021	26,127	93,351	119,478
2022	23,953	92,191	116,144
Thereafter	139,554	352,902	492,456
Balance at year-end 2017	$304,300	$815,331	$1,119,631
Weighted average stated interest rate at year-end 2017	11.5%	12.6%	12.3%
Range of stated interest rates at year-end 2017	0.0% to 18.0%	4.9% to 18.0%	0.0% to 18.0%

We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in thousands)	2017	2016	2015
Interest income associated with vacation ownership notes receivable – securitized	$101,193	$96,606	$89,693
Interest income associated with vacation ownership notes receivable – non-securitized	26,790	23,507	28,327
Total interest income associated with vacation ownership notes receivable	$127,983	$120,113	$118,020

The following table summarizes the activity related to our vacation ownership notes receivable reserve for 2017, 2016 and 2015:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Balance at year-end 2014	$64,752	$53,666	$118,418
Provision for loan losses	23,832	9,209	33,041
Securitizations	(16,491)	16,491	—
Clean-up calls(1)	7,115	(7,115)	—
Write-offs	(48,220)	—	(48,220)
Defaulted vacation ownership notes receivable repurchase activity(2)	24,596	(24,596)	—
Balance at year-end 2015	55,584	47,655	103,239
Provision for loan losses	28,652	18,505	47,157
Securitizations	(28,322)	28,322	—
Clean-up of Warehouse Credit Facility(3)	10,496	(10,496)	—
Write-offs	(40,033)	—	(40,033)
Defaulted vacation ownership notes receivable repurchase activity(2)	30,251	(30,251)	—
Balance at year-end 2016	56,628	53,735	110,363
Provision for loan losses	41,531	9,021	50,552
Securitizations	(29,071)	29,071	—
Clean-up of Warehouse Credit Facility(3)	3,995	(3,995)	—
Write-offs	(45,257)	—	(45,257)
Defaulted vacation ownership notes receivable repurchase activity(2)	28,324	(28,324)	—
Balance at year-end 2017	$56,150	$59,508	$115,658
_________________________

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

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

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at year-end 2017	$38,786	$7,428	$46,214
Investment in vacation ownership notes receivable on non-accrual status at year-end 2016	$43,792	$6,687	$50,479
Average investment in vacation ownership notes receivable on non-accrual status during 2017	$41,289	$7,058	$48,347

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 31, 2017:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$7,109	$18,553	$25,662
91 – 150 days past due	4,341	7,428	11,769
Greater than 150 days past due	34,445	—	34,445
Total past due	45,895	25,981	71,876
Current	314,555	848,858	1,163,413
Total vacation ownership notes receivable	$360,450	$874,839	$1,235,289
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

	At Year-End 2017		At Year-End 2016
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable — securitized	$815,331	$956,292	$717,543	$834,009
Vacation ownership notes receivable — non-securitized	304,300	324,661	254,768	269,161
Other assets	13,708	13,708	—	—
Total financial assets	$1,133,339	$1,294,661	$972,311	$1,103,170
Non-recourse debt associated with vacation ownership notes receivable securitizations, net	$(834,889)	$(836,028)	$(729,188)	$(725,963)
Convertible notes, net	(192,518)	(259,884)	—	—
Non-interest bearing note payable, net	(60,560)	(60,560)	—	—
Total financial liabilities	$(1,087,967)	$(1,156,472)	$(729,188)	$(725,963)
_________________________

(1)
Fair value of financial instruments with the exception of other assets and convertible notes, has been determined using Level 3 inputs. Fair value of other assets and convertible notes that are financial instruments has been determined using Level 2 inputs.

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
The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At Year-End 2017		At Year-End 2016
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization	$142,269	$162,630	$98,508	$112,901
Not eligible for securitization	162,031	162,031	156,260	156,260
Total non-securitized	$304,300	$324,661	$254,768	$269,161

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
Convertible Notes
We estimate the fair value of our Convertible Notes using quoted market prices as of the last trading day for the year; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which they could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The difference between the carrying value and the fair value is primarily attributed to the underlying conversion feature, and the spread between the conversion price and the market value of the shares underlying the Convertible Notes.

Non-Interest Bearing Note Payable
The carrying value of our non-interest bearing note payable issued in connection with the acquisition of vacation ownership units located on the Big Island of Hawaii approximates fair value, because the imputed interest rate used to discount this note payable is consistent with current market rates. See Footnote No. 5, “Acquisitions and Dispositions” and Footnote No. 10, “Debt,” for additional information on this transaction.
5. ACQUISITIONS AND DISPOSITIONS
2017 Acquisitions
Bali, Indonesia
During the 2017 third quarter, we acquired 51 completed vacation ownership units, as well as a sales gallery and related resort amenities, located in Bali, Indonesia for $23.8 million. The transaction was accounted for as an asset acquisition with the purchase price allocated to Inventory ($21.7 million) and Property and equipment ($2.1 million).
Marco Island, Florida
During the 2017 second quarter, we acquired 36 completed vacation ownership units located at our resort in Marco Island, Florida for $33.6 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Property and equipment. To ensure consistency with the expected related future cash flow presentation, the cash purchase price was included as an operating activity in the Purchase of vacation ownership units for future transfer to inventory line on our Cash Flow for the year ended December 31, 2017. See Footnote No. 9, “Contingencies and Commitments,” for information on our remaining commitment related to this property.
Big Island of Hawaii
During the 2017 second quarter, we acquired 112 completed vacation ownership units located on the Big Island of Hawaii. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory. As consideration for the acquisition, we paid $27.3 million in cash, settled a $0.5 million note receivable from the seller on a non-cash basis, and issued a non-interest bearing note payable for $63.6 million. See Footnote No. 10, “Debt,” for information on the non-interest bearing note payable.
2017 Dispositions
We made no significant dispositions in 2017.
2016 Acquisitions
Miami Beach, Florida
During the 2016 first quarter, we completed the acquisition of an operating property located in the South Beach area of Miami Beach, Florida, for $23.5 million. The acquisition was treated as a business combination, accounted for using the acquisition method of accounting and included within operating activities on our Cash Flow for the year ended December 30, 2016. As consideration for the acquisition, we paid $23.5 million in cash; the value of the acquired property was allocated to Inventory. We rebranded this property as Marriott Vacation Club Pulse, South Beach and converted it, in its entirety, into vacation ownership inventory.
2016 Dispositions
San Francisco, California
During the 2016 second quarter, we disposed of 19 residential units, located at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), for gross cash proceeds of $19.5 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $10.5 million in the Gains and other income line on our Income Statement for the year ended December 30, 2016.
2016 Disposition / 2015 Acquisition
Surfers Paradise, Australia
During the 2015 third quarter, we completed the acquisition of an operating property located in Surfers Paradise, Australia, for AUD $84.5 million ($62.3 million). The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As such, all transaction costs were expensed as incurred and were included in the “Other” line of our Income Statement for the year ended January 1, 2016. As consideration for the acquisition, we paid AUD $82.6 million ($61.0 million) in cash and assumed net liabilities of AUD $1.9 million ($1.3 million), which was allocated based on the fair value at the date of acquisition as follows: AUD $28.9 million ($21.3 million) to land, AUD $49.5 million ($36.5 million) to buildings and leasehold improvements and AUD $6.1 million ($4.5 million) to furniture and equipment. Fair value was determined using an independent appraisal, which was primarily based on a discounted cash flow model, a Level 3 fair value input. At the time of the acquisition we determined that we would convert a portion of this operating property into vacation ownership interests for future use in our Asia Pacific segment; the related portion of the purchase price was classified as an operating activity on our Cash Flow for the year ended January 1, 2016. Additionally, we intended to sell the remaining downsized portion of the operating property to a third party; the related portion of the purchase price was classified as an investing activity on our Cash Flow for the year ended January 1, 2016.
During the 2016 second quarter, we disposed of the portion of this operating property that we did not intend to convert into vacation ownership inventory for gross cash proceeds of AUD $70.5 million ($50.9 million). We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate. As part of the disposition, we guaranteed the net operating income of this portion of the operating property through 2021 up to a specified maximum of AUD $2.9 million ($2.2 million), which was recorded as a deferred gain in the Other line within liabilities on our balance sheet. We recognized a loss, inclusive of the deferred gain, of AUD $1.2 million ($0.9 million) in connection with the sale, which was recorded in the Gains and other income line on the Income Statement for the year ended December 30, 2016.
During 2016, we completed the conversion of the portion of this operating property that we intended to convert into vacation ownership inventory at the time of the acquisition, a portion of which was contributed to our points-based programs in our Asia Pacific segment.
2015 Acquisitions
Washington, D.C.
During the 2015 third quarter, we completed the acquisition of 71 units at The Mayflower Hotel, Autograph Collection, an operating hotel located in Washington, D.C., for $32.0 million. The asset acquisition was treated as a purchase of inventory and we have included these vacation ownership units, in their current form, in our MVCD program.
San Diego, California
During the 2015 first quarter, we completed the acquisition of an operating property located in San Diego, California, for $55.0 million. The acquisition was treated as a business combination and accounted for using the acquisition method of accounting. As consideration for the acquisition, we paid $55.0 million in cash, which was allocated based on the fair value at the date of acquisition as follows: $54.3 million to property and equipment and $0.7 million to other assets. Fair value was determined using an independent appraisal, which was primarily based on a discounted cash flow model, a Level 3 fair value input. We rebranded this property as Marriott Vacation Club Pulse, San Diego and converted it, in its entirety, into vacation ownership inventory. In order to ensure consistency with the expected related future cash flow presentation, $46.6 million of the cash purchase price allocated to property and equipment was included as an operating activity in the Purchase of operating property for future conversion to inventory line on our Cash Flow for the year ended January 1, 2016. The remaining $7.7 million was included as an investing activity in the Capital expenditures for property and equipment line on our Cash Flow for the year ended January 1, 2016, as it was allocated to assets to be used prior to conversion of the property into vacation ownership inventory, as well as ancillary and sales center assets to be retained after the conversion.
2015 Dispositions
Kauai, Hawaii
During the 2014 second quarter, we entered into a purchase and sale agreement to dispose of undeveloped and partially developed land, an operating golf course and related assets, in Kauai, Hawaii (the “Kauai Property”) for gross cash proceeds of $60.0 million, and completed the sale of a portion of the Kauai Property for gross cash proceeds of $40.0 million. During the 2015 second quarter, we completed the sale of the remaining portion of the Kauai Property for gross cash proceeds of $20.0 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $8.7 million, which is included in the Gains and other income line on our Income Statement for the year ended January 1, 2016.
Marco Island, Florida
During the 2015 first quarter, we sold real property located in Marco Island, Florida, consisting of $3.1 million of vacation ownership inventory, to a third-party developer. We received consideration consisting of $5.4 million of cash and a note receivable of $0.5 million. We did not recognize any gain or loss on this transaction.
In accordance with our agreement with the third-party developer, we are obligated to repurchase the completed property from the developer contingent upon the property meeting our brand standards, provided that the third-party developer has not sold the property to another party. In accordance with the authoritative guidance on accounting for sales of real estate, our conditional obligation to repurchase the property constitutes continuing involvement and thus we were unable to account for this transaction as a sale. The property was sold to a variable interest entity for which we are not the primary beneficiary. See Footnote No. 13, “Variable Interest Entities” for additional information on our activities relating to the variable interest entity involved in this transaction.
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
Our calculation of diluted earnings per share reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of December 31, 2017, there was no dilutive impact from the Convertible Notes for 2017.
The shares issuable on exercise of the Warrants (as defined in Footnote No. 10, “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price of $176.68, as described in Footnote No. 10, “Debt.” If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote No. 10, “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted earnings per share.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

(in thousands, except per share amounts)	2017(1)	2016(2)	2015(3)
Computation of Basic Earnings Per Share
Net income	$226,778	$137,348	$122,799
Shares for basic earnings per share	27,078	27,882	31,487
Basic earnings per share	$8.38	$4.93	$3.90
Computation of Diluted Earnings Per Share
Net income	$226,778	$137,348	$122,799
Shares for basic earnings per share	27,078	27,882	31,487
Effect of dilutive shares outstanding
Employee stock options and SARs	438	367	446
Restricted stock units	217	173	235
Shares for diluted earnings per share	27,733	28,422	32,168
Diluted earnings per share	$8.18	$4.83	$3.82

_________________________

(1)
The computations of diluted earnings per share exclude approximately 238,000 shares of common stock, the maximum number of shares issuable as of December 31, 2017 upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

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

In accordance with the applicable accounting guidance for calculating earnings per share, for the year ended December 31, 2017, our calculation of diluted earnings per share included shares underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock, because the exercise prices of such SARs were less than or equal to the average market prices for the applicable period.
For the year ended December 30, 2016, we excluded from our calculation of diluted earnings per share 62,018 shares underlying SARS that may be settled in shares of common stock because the exercise price of $77.42 of such SARs was greater than the average market price for the applicable period.
For the year ended January 1, 2016, we excluded from our calculation of diluted earnings per share 62,018 shares underlying SARs that may be settled in shares of common stock because the exercise price of $77.42 of such SARs was greater than the average market prices for the applicable period.
7. INVENTORY
The following table shows the composition of our inventory balances:

($ in thousands)	At Year-End 2017	At Year End 2016
Finished goods(1)	$379,194	$337,949
Work-in-progress	2,315	39,486
Land and infrastructure(2)	330,002	330,728
Real estate inventory	711,511	708,163
Operating supplies and retail inventory	5,022	4,373
	$716,533	$712,536
_________________________

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes $67.6 million of inventory related to estimated future foreclosures at December 31, 2017.
We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value.
In addition to the above, at December 31, 2017, we had $48.3 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products. As discussed in Footnote No. 9, “Contingencies and Commitments,” we also had $480.5 million of commitments to acquire completed vacation ownership units.
8. PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in thousands)	At Year-End 2017	At Year-End 2016
Land	$60,174	$54,975
Buildings and leasehold improvements	258,919	213,190
Furniture and equipment	54,394	51,053
Information technology	184,635	180,075
Construction in progress	22,877	27,493
	580,999	526,786
Accumulated depreciation	(328,272)	(323,984)
	$252,727	$202,802

Depreciation expense totaled $21.5 million in 2017, $21.0 million in 2016 and $22.2 million in 2015.

9. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of December 31, 2017, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $24.6 million, of which we expect $15.3 million, $5.5 million, $1.4 million, $0.9 million, $0.8 million and $0.7 million will be paid in 2018, 2019, 2020, 2021, 2022 and thereafter, respectively.

•
We have a commitment to purchase an operating property located in New York, New York for $170.2 million, of which $7.2 million is attributed to a related capital lease arrangement and recorded in Debt. We expect to acquire the units in the property, in their current form, over time, and we expect to make payments for these units of $108.5 million and $61.7 million in 2019 and 2020, respectively. We currently manage this property, which we have rebranded as Marriott Vacation Club Pulse, New York City. See Footnote No. 13, “Variable Interest Entities,” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

•
We have a commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Asia Pacific segment, contingent upon completion of construction to agreed-upon standards within specified timeframes. As of December 31, 2017, we expected to complete the acquisition in 2019 and to make payments with respect to these units when specific construction milestones were completed, as follows: $13.7 million in 2018 and $25.4 million in 2019. During the first quarter of 2018, we amended the terms of this commitment and, as a result, we expect to make payments of $5.8 million in 2018, $30.9 million in 2019 and $1.9 million in 2020.

•
We have a remaining commitment to purchase vacation ownership units located at our resort in Marco Island, Florida for $108.2 million, which we expect will be paid as follows: $23.7 million in 2018 and $84.5 million in 2019. See Footnote No. 5, “Acquisitions and Dispositions,” for additional information on this transaction and Footnote No. 13, “Variable Interest Entities,” for additional information on our activities relating to the variable interest involved in this transaction.

•
During the first quarter of 2018, we assigned a commitment to purchase an operating property located in San Francisco, California, that we had as of December 31, 2017, to a third-party developer in a capital efficient inventory arrangement. We expect to acquire the operating property in 2020 and to pay the purchase price of $163.5 million as follows: $100.0 million in 2020 and $63.5 million in 2021. We are required to purchase the operating property from the third-party developer unless it has been sold to another party. The operating property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the operating property at a higher price. Accordingly, we will not consolidate the variable interest entity.

Surety bonds issued as of December 31, 2017 totaled $34.6 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Additionally, as of December 31, 2017, we had $4.6 million of letters of credit outstanding under our $250.0 million revolving credit facility (the “Revolving Corporate Credit Facility”).
Loss Contingencies
In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units (owners of two of which subsequently agreed to release their claims) at the resort formerly known as The Ritz-Carlton Club & Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint in Circuit Court for Maui County, Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. We filed a motion in the Circuit Court to compel arbitration of plaintiffs’ claims. That motion was denied, but on appeal the Hawaii Intermediate Court of Appeals reversed. The Hawaii Supreme Court reversed the decision of the Intermediate Court of Appeals and reinstated the action in Circuit Court, which set the case for trial. We filed a petition with the United States Supreme Court seeking review of the Hawaii Supreme Court’s decision. In January 2016, the U.S. Supreme Court issued an order vacating the Hawaii Supreme Court’s decision and remanding the case with instructions to reconsider its ruling in light of a U.S. Supreme Court decision reiterating the obligation of courts to enforce arbitration agreements. In July 2017, the Hawaii Supreme Court issued a decision reaffirming its prior ruling and remanding the case to the Circuit Court for trial. In November 2017, we filed a petition with the U.S. Supreme Court seeking review of the Hawaii Supreme Court’s July 2017 decision, which the U.S. Supreme Court denied in February 2018. We dispute the material allegations in the amended complaint and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In June 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests (owners of two of which subsequently agreed to release their claims) at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court granted our motion to compel arbitration of the claims asserted by the plaintiffs. Plaintiffs appealed that decision to the Hawaii Intermediate Court of Appeals and also initiated arbitration. In July 2015, the Intermediate Court of Appeals reversed the decision of the Circuit Court and directed that the action be reinstated in the Circuit Court, based on the Hawaii Supreme Court’s decision in the Narayan case discussed above. In October 2017, following the August 2017 action of the Hawaii Supreme Court in the Narayan case, the Circuit Court set the Charles case for trial beginning in January 2019. In December 2017, we filed a motion with the Circuit Court to compel arbitration, which the Circuit Court denied in February 2018. We dispute the material allegations in the amended complaint and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In May 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of 69 fractional interests at the RCC San Francisco. The plaintiffs allege that the affiliation of the RCC San Francisco with our points-based Marriott Vacation Club Destinations (“MVCD”) program, certain alleged sales practices, and other acts we and the other defendants allegedly took caused an actionable decrease in the value of their fractional interests. The relief sought includes, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. Plaintiffs filed an amended complaint in April 2016. We filed a motion to dismiss, which the Court granted in part and denied in part in September 2017. The Court also granted leave to plaintiffs to file a second amended complaint, which plaintiffs filed in October 2017. In November 2017, we filed a motion to dismiss the second amended complaint. In February 2018, the Court granted our motion to dismiss and dismissed with prejudice plaintiffs’ claims regarding the existence of a fiduciary duty and breach of that duty. The Court also dismissed plaintiffs’ fraud claims but permitted plaintiffs to reassert those claims no later than March 10, 2018. We dispute the plaintiffs’ material allegations and continue to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In March 2017, RCHFU, L.L.C. and other owners of 232 fractional interests at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) served an amended complaint in an action pending in the court against us, certain of our subsidiaries, and other third party defendants. The U.S. District Court for the District of Colorado has ordered that no further amendments will be permitted. The amended complaint alleges that the plaintiffs’ fractional interests were devalued by the affiliation of RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. We filed a motion to dismiss the amended complaint, which remains pending. In February 2018, plaintiffs filed a motion seeking to add a claim for punitive damages to their complaint. We dispute the plaintiffs’ material allegations and continue to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In May 2016, we, certain of our subsidiaries, and certain third parties were named as defendants in an action filed in the U.S. District Court for the Middle District of Florida by Anthony and Beth Lennen. The case is filed as a putative class action; the plaintiffs seek to represent a class consisting of themselves and all other purchasers of MVCD points, from inception of the MVCD program in June 2010 to the present, as well as all individuals who own or have owned weeks in any resorts for which weeks have been added to the MVCD program. Plaintiffs challenge the characterization of the beneficial interests in the MVCD trust that are sold to customers as real estate interests under Florida law. They also challenge the structure of the trust and associated operational aspects of the trust product. The relief sought includes, among other things, declaratory relief, an unwinding of the MVCD product, and punitive damages. In September 2016, we filed a motion to dismiss the complaint and a motion to stay the case pending referral of certain questions to Florida state regulators, and the Court granted the motion to dismiss and denied the motion to stay. The Court granted leave to plaintiffs to file an amended complaint, which plaintiffs filed in October 2017. In November 2017, we filed a motion to dismiss the amended complaint, which remains pending. We dispute the plaintiffs’ material allegations and continue to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
Other
In September 2017, over 20 of our properties were impacted by Hurricane Irma and Hurricane Maria and, as a result, as of December 31, 2017, we have accrued $1.3 million for the estimated property damage insurance deductibles and impairment of property and equipment, which was recorded in the Gains and other income, net line on the Income Statement for the year ended December 31, 2017.
During 2016, our properties in Hilton Head and Myrtle Beach, South Carolina were temporarily closed as a result of damage from Hurricane Matthew. In the 2017 third quarter, we received $8.7 million in net insurance proceeds related to the settlement of business interruption insurance claims arising from Hurricane Matthew, which were recorded in the Gains and other income line on the Income Statement for the year ended December 31, 2017.
Leases
We have various land, corporate facilities, real estate and equipment operating leases. The land lease consists of a long-term golf course land lease with a term of 30 years. The corporate facilities leases are for our corporate headquarters and have lease terms of approximately six years. The other operating leases are primarily for office and retail space as well as equipment supporting our operations and have lease terms of between three and ten years. Certain of these leases provide for minimum rental payments and additional rental payments based on our operations of the leased property. We have summarized our future obligations under operating leases at December 31, 2017 below:

($ in thousands)	Land Lease	Corporate Facilities Leases	Other Operating Leases	Total
2018	$1,157	$3,628	$12,666	$17,451
2019	1,157	3,739	9,636	14,532
2020	1,157	3,850	7,710	12,717
2021	1,157	2,646	5,621	9,424
2022	1,157	—	5,455	6,612
Thereafter	6,939	—	28,547	35,486
Total minimum lease payments	$12,724	$13,863	$69,635	$96,222

The following table details the composition of rent expense associated with operating leases, net of sublease income, for the last three years:

($ in thousands)	2017	2016	2015
Minimum rentals	$9,390	$8,639	$9,401
Additional rentals	3,905	3,845	3,876
	$13,295	$12,484	$13,277

10. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in thousands)	At Year-End 2017	At Year-End 2016
Vacation ownership notes receivable securitizations, gross(1)	$845,131	$738,362
Unamortized debt issuance costs	(10,242)	(9,174)
	834,889	729,188

Convertible notes, gross(2)	230,000	—
Unamortized debt discount and issuance costs	(37,482)	—
	192,518	—

Non-interest bearing note payable	63,558	—
Unamortized debt discount(3)	(2,998)	—
	60,560	—

Other debt, gross	27	834
Unamortized debt issuance costs	(2)	(19)
	25	815

Capital leases	7,221	7,221
	$1,095,213	$737,224
_________________________

(1)	Interest rates as of December 31, 2017 range from 2.2% to 6.3% with a weighted average interest rate of 2.5%.

(2)	The effective interest rate as of December 31, 2017 was 4.7%.

(3)	Debt discount based on imputed interest rate of 6.0%.
See Footnote No. 13, “Variable Interest Entities,” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and the Warehouse Credit Facility.
The following table shows scheduled future principal payments for our debt as of December 31, 2017:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations(1)	Convertible Notes	Non-Interest Bearing Note Payable	Other Debt	Capital Leases	Total
Debt Principal Payments Year
2018	$95,768	$—	$32,680	$—	$—	$128,448
2019	92,273	—	30,878	—	7,221	130,372
2020	93,553	—	—	—	—	93,553
2021	94,503	—	—	—	—	94,503
2022	93,808	230,000	—	—	—	323,808
Thereafter	375,226	—	—	27	—	375,253
	$845,131	$230,000	$63,558	$27	$7,221	$1,145,937
_________________________

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
We paid cash for interest, net of amounts capitalized, of $21.6 million in 2017, $23.2 million in 2016 and $30.2 million in 2015.

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
Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2017, and as of December 31, 2017, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of December 31, 2017, we had 8 securitized vacation ownership notes receivable pools outstanding.
Convertible Notes
During the 2017 third quarter, we issued $230.0 million aggregate principal amount of Convertible Notes, which included the exercise in full of the over-allotment option we granted to the initial purchasers of the Convertible Notes to purchase up to an additional $30.0 million aggregate principal amount of Convertible Notes. The Convertible Notes are governed by an indenture dated September 25, 2017 (the “Indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). We received net proceeds from the offering of approximately $223.7 million after adjusting for debt issuance costs, including the discount to the initial purchasers.
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
The conversion rate was adjusted during the 2017 fourth quarter to 6.7508 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $148.13 per share of our common stock) when we declared a quarterly dividend of $0.40 per share, which was greater than the quarterly dividend at the time of the issuance of the Convertible Notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
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
In accounting for the issuance of the Convertible Notes, we separated the Convertible Notes into liability and equity components, and allocated $196.8 million to the liability component and $33.2 million to the equity component. The resulting debt discount is amortized as interest expense. As of December 31, 2017, the remaining debt discount amortization period was 4.7 years. We also incurred issuance costs of $7.3 million related to the Convertible Notes.
The following table shows the net carrying value of the Convertible Notes at December 31, 2017:

($ in thousands)
Liability component
Principal amount	$230,000
Unamortized debt discount	(31,596)
Unamortized debt issuance costs	(5,886)
$192,518

Equity component, net of issuance costs	$32,573
The following table shows the total interest expense related to the Convertible Notes for the year ended December 31, 2017:

($ in thousands)
Contractual interest expense	$920
Amortization of debt discount	1,629
Amortization of debt issuance costs	325
$2,874

Convertible Note Hedges and Warrants
In connection with the offering of the Convertible Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock with two counterparties on each of September 20, 2017 and September 21, 2017 (“Convertible Note Hedges”), covering a total of approximately 1.55 million shares of our common stock at a cost of $33.2 million. The Convertible Note Hedges are subject to anti-dilution provisions substantially similar to those of the Convertible Notes, have a strike price that initially corresponds to the initial conversion price of the Convertible Notes, are exercisable by us upon any conversion under the Convertible Notes, and expire when the Convertible Notes mature. The cost of the Convertible Note Hedges is expected to be tax deductible as an original issue discount over the life of the Convertible Notes, as the Convertible Notes and the Convertible Note Hedges represent an integrated debt instrument for tax purposes. The cost of the Convertible Note Hedges was recorded as a reduction of Additional paid-in capital on our Balance Sheet as of December 31, 2017.
Concurrently with the entry into the Convertible Note Hedges, we separately entered into privately-negotiated warrant transactions (the “Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share. We received aggregate proceeds of approximately $20.3 million from the sale of the Warrants to the counterparties. Taken together, the Convertible Note Hedges and the Warrants are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion of the Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the Convertible Notes and to effectively increase the overall conversion price from $148.19 (or a conversion premium of 30 percent) to $176.68 per share (or a conversion premium of 55 percent). The Warrants will expire in ratable portions on a series of expiration dates commencing on December 15, 2022. The proceeds from the issuance of the Warrants were recorded as an increase to Additional paid-in capital on our Balance Sheet as of December 31, 2017.
The Convertible Notes, the Convertible Note Hedges and the Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of December 31, 2017, no Convertible Note Hedges or Warrants have been exercised.
Revolving Corporate Credit Facility
During the 2017 third quarter, we terminated our $200.0 million revolving credit facility (the “Previous Revolving Corporate Credit Facility”) and entered into a new Revolving Corporate Credit Facility with a borrowing capacity of $250.0 million, including a letter of credit sub-facility of $30.0 million, that terminates on August 16, 2022. All outstanding cash borrowings under our Previous Revolving Corporate Credit Facility were repaid in full prior to termination. The Revolving Corporate Credit Facility provides support for our business, including ongoing liquidity and letters of credit. Borrowings under this facility generally bear interest at a floating rate plus an applicable margin that varies from 0.50 percent to 2.75 percent depending on the type of loan and our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 basis points per annum to 40 basis points per annum, also depending on our credit rating.
No cash borrowings were outstanding as of December 31, 2017 under our Revolving Corporate Credit Facility. Any amounts borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. As of December 31, 2017, we were in compliance with the applicable financial and operating covenants under the Revolving Credit Facility.
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
As of December 31, 2017, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.
Non-Interest Bearing Note Payable
During the 2017 second quarter, we issued a non-interest bearing note payable in connection with the acquisition of vacation ownership units located on the Big Island of Hawaii. See Footnote No. 5, “Acquisitions and Dispositions,” for additional information regarding this transaction.
Capital Leases
In 2016 we entered into a capital lease arrangement for ancillary and operations space in connection with the commitment to purchase an operating property located in New York, New York. See Footnote No. 9, “Contingencies and Commitments,” for additional information regarding this transaction.

11. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At December 31, 2017, there were 36,861,843 shares of Marriott Vacations Worldwide common stock issued, of which 26,461,296 shares were outstanding and 10,400,547 shares were held as treasury stock. At December 30, 2016, there were 36,633,868 shares of Marriott Vacations Worldwide common stock issued, of which 26,990,306 shares were outstanding and 9,643,562 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of December 31, 2017 or December 30, 2016.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 30, 2016	9,672,629	$608,439	$62.90
For the year ended December 31, 2017	767,876	88,305	115.00
As of December 31, 2017	10,440,505	$696,744	$66.73

On August 1, 2017, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock under our existing share repurchase program and extended the duration of the program through May 31, 2018. As of December 31, 2017, our Board of Directors had authorized the repurchase of an aggregate of up to 11.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of December 31, 2017, 1.5 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
Dividends
We declared cash dividends to holders of common stock during the year ended December 31, 2017 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 9, 2017	February 23, 2017	March 9, 2017	$0.35
May 11, 2017	May 25, 2017	June 8, 2017	$0.35
September 7, 2017	September 21, 2017	October 5, 2017	$0.35
December 7, 2017	December 21, 2017	January 4, 2018	$0.40

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

12. SHARE-BASED COMPENSATION
We maintain the Stock Plan for the benefit of our officers, directors and employees. Under the Stock Plan, we award: (1) RSUs of our common stock, (2) SARs for our common stock and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the Stock Plan. As of December 31, 2017, 1.4 million shares were available for grants under the Stock Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees:

($ in thousands)	2017	2016	2015
Service based RSUs	$10,147	$9,372	$8,879
Performance based RSUs	3,752	2,502	3,343
	13,899	11,874	12,222
SARs	2,387	2,075	1,920
Stock options	—	—	—
	$16,286	$13,949	$14,142

The following table details our deferred compensation costs related to unvested awards:

($ in thousands)	At Year-End 2017(1)	At Year-End 2016
Service based RSUs	$8,918	$9,000
Performance based RSUs	4,752	3,307
	13,670	12,307
SARs	999	1,146
Stock options	—	—
	$14,669	$13,453
_________________________

(1)
As of December 31, 2017, the weighted average remaining term for RSU grants outstanding at year-end 2017 was 1.8 years and we expect that deferred compensation expense will be recognized over a weighted average period of 2.4 years.

Restricted Stock Units
We have issued RSUs that vest over time, which we refer to as service based RSUs, and RSUs that vest based on performance with respect to established criteria, which we refer to as performance based RSUs.
The following table shows the changes in our outstanding RSUs and the associated weighted average grant-date fair values:

	2017
	Service Based		Performance Based		Total
	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU
Outstanding at year-end 2016	514,947	$49.36	279,284	$61.30	794,231	$53.56
Granted	115,334	$96.53	94,436	$93.41	209,770	$95.12
Distributed	(152,783)	$51.88	(50,978)	$52.09	(203,761)	$51.93
Forfeited	(6,491)	$74.47	(11,230)	$52.09	(17,721)	$60.28
Outstanding at year-end 2017	471,007	$59.49	311,512	$72.89	782,519	$64.83

The weighted average grant-date fair value per RSU granted in 2016 and 2015 was $53.56 and $75.61, respectively. The fair value of RSUs which vested in 2017, 2016 and 2015, was $18.2 million, $13.2 million and $30.0 million, respectively.

SARs
The following table shows the changes in our outstanding SARs and the associated weighted average exercise prices:

	2017
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2016	781,903	$34.97
Granted	81,977	97.53
Exercised	(205,427)	19.35
Forfeited or expired	—	—
Outstanding at year-end 2017(1)(2)	658,453	$47.63

_________________________

(1)	As of December 31, 2017, outstanding SARs had a total intrinsic value of $58.3 million and a weighted average remaining term of 5.9 years.

(2)
As of December 31, 2017, 431,543 SARs with a weighted average exercise price of $32.62, an aggregate intrinsic value of $44.7 million and a weighted average remaining contractual term of 4.6 years were exercisable.

The weighted average grant-date fair value per SAR granted in 2017, 2016 and 2015 was $27.63, $16.12 and $29.75, respectively. The intrinsic value of SARs which vested in 2017, 2016 and 2015, was $6.2 million, $1.4 million and $4.7 million, respectively. The aggregate intrinsic value of SARs which were exercised in 2017, 2016 and 2015 was $18.7 million, $5.6 million and $4.3 million, respectively.
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
The following table outlines the assumptions used to estimate the fair value of grants in 2017, 2016 and 2015:

	2017	2016	2015
Expected volatility	30.41%	31.60%	42.74%
Dividend yield	1.44%	1.96%	1.26%
Risk-free rate	2.06%	1.41%	1.74%
Expected term (in years)	6.25	6.25	6.25

Stock Options
We may grant non-qualified stock options to employees and non-employee directors at exercise prices or strike prices equal to the market price of our common stock on the date of grant.
There were no outstanding or exercisable stock options held by our employees at year-end 2017 or 2016, and no stock options were granted to our employees in 2017, 2016 or 2015. At December 31, 2017, approximately 9,000 stock options were outstanding and exercisable with a weighted average exercise price per option of $18.36 and a weighted average remaining life of approximately two years.
Employee Stock Purchase Plan
During 2015, the Board of Directors adopted, and our shareholders subsequently approved, the Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan (the “ESPP”), which became effective during 2015. A total of 500,000 shares of common stock may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period.

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
The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at December 31, 2017:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$815,331	$—	$815,331
Interest receivable	5,639	—	5,639
Restricted cash	32,317	4	32,321
Total	$853,287	$4	$853,291
Consolidated Liabilities
Interest payable	$651	$50	$701
Debt	845,131	—	845,131
Total	$845,782	$50	$845,832

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during 2017:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$98,862	$2,331	$101,193
Interest expense to investors	$18,872	$1,676	$20,548
Debt issuance cost amortization	$3,731	$938	$4,669
Administrative expenses	$409	$153	$562

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

($ in thousands)	2017	2016
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$346,469	$247,453
Principal receipts	228,723	174,830
Interest receipts	99,766	91,972
Reserve release	757	50,733
Total	675,715	564,988
Cash Outflows
Principal to investors	(214,907)	(166,652)
Voluntary repurchases of defaulted vacation ownership notes receivable	(28,324)	(29,590)
Interest to investors	(18,630)	(17,449)
Funding of restricted cash	(1,804)	(51,770)
Total	(263,665)	(265,461)
Net Cash Flows	$412,050	$299,527
The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

($ in thousands)	2017	2016
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$50,260	$126,622
Principal receipts	1,403	5,227
Interest receipts	2,093	5,048
Reserve release	296	909
Total	54,052	137,806
Cash Outflows
Principal to investors	(1,160)	(3,771)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(661)
Repayment of Warehouse Credit Facility	(49,100)	(122,190)
Interest to investors	(1,672)	(1,796)
Funding of restricted cash	(296)	(447)
Total	(52,228)	(128,865)
Net Cash Flows	$1,824	$8,941

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 15 to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. We made voluntary repurchases of defaulted vacation ownership notes receivable of $28.3 million during 2017, $30.3 million during 2016 and $24.6 million during 2015. We also made voluntary repurchases of $57.4 million, $144.1 million and $146.2 million of other non-defaulted vacation ownership notes receivable during 2017, 2016 and 2015, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral. In addition, we could be required to fund up to an aggregate of $5.0 million upon presentation of demand notes related to certain vacation ownership notes receivable securitization transactions outstanding at December 31, 2017.
Other Variable Interest Entities
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote No. 9, “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of December 31, 2017, our Balance Sheet reflected $8.3 million in

Property and equipment related to a capital lease and leasehold improvements and $7.2 million in Debt related to the capital lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of $0.5 million is included in the Accounts and contracts receivable line on the Balance Sheet as of December 31, 2017. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is $2.3 million as of December 31, 2017.
Pursuant to a commitment to repurchase an operating property located in Marco Island, Florida that was previously sold to a third-party developer, we acquired 36 completed vacation ownership units during the 2017 second quarter. Refer to Footnote No. 5, “Acquisitions and Dispositions” for additional information on this transaction. We remain obligated to repurchase the remaining portion of the operating property if it meets our brand standards upon completion, provided that the third-party developer has not sold it to another party. Refer to Footnote No. 9, “Contingencies and Commitments” for additional information on our remaining commitment. The developer is a variable interest entity for which we are not the primary beneficiary as we do not control the variable interest entity’s development activities and cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of December 31, 2017, our Balance Sheet reflected $3.7 million of Inventory, $2.4 million of Other assets that relate to prepaid and other deposits, and $7.5 million of Other liabilities that relate to the deferral of gain recognition on the previous sale transaction and the deferral of revenue for development management services for the remaining purchase commitment, both of which will reduce our basis in the asset if we repurchase the property. In addition, a note receivable of $0.5 million is included in the Accounts and contracts receivable line on the Balance Sheet as of December 31, 2017. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1 million as of December 31, 2017.
14. BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker, currently our chief executive officer, manages the operations of the company for purposes of allocating resources and assessing performance. We operate in three reportable business segments:

•
In our North America segment, we develop, market, sell and manage vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We also develop, market and sell vacation ownership and related products under The Ritz-Carlton Destination Club brand, as well as whole ownership residential products under The Ritz-Carlton Residences brand.

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
Revenues

($ in thousands)	2017	2016(1)	2015(1)
North America	$1,777,345	$1,627,916	$1,605,102
Asia Pacific	67,773	74,949	93,632
Europe	106,827	105,621	112,061
Total segment revenues	1,951,945	1,808,486	1,810,795
Corporate and other	—	—	—
	$1,951,945	$1,808,486	$1,810,795

_________________________

(1)	Results have been reclassified to conform to our 2017 financial statement presentation.

Net Income

($ in thousands)	2017	2016(1)	2015(1)
North America	$427,873	$423,334	$409,596
Asia Pacific	(968)	1,278	7,263
Europe	14,678	12,067	13,874
Total segment financial results	441,583	436,679	430,733
Corporate and other	(215,700)	(213,751)	(224,236)
Benefit (provision) for income taxes	895	(85,580)	(83,698)
	$226,778	$137,348	$122,799

_________________________

(1)	Results have been reclassified to conform to our 2017 financial statement presentation.
Depreciation

($ in thousands)	2017	2016	2015
North America	$12,869	$12,046	$12,935
Asia Pacific	880	1,235	2,424
Europe	1,308	1,462	1,601
Total segment depreciation	15,057	14,743	16,960
Corporate and other	6,437	6,301	5,257
	$21,494	$21,044	$22,217

Assets

($ in thousands)	At Year-End 2017	At Year-End 2016
North America	$2,143,664	$1,968,021
Asia Pacific	134,939	102,348
Europe	64,535	62,245
Total segment assets	2,343,138	2,132,614
Corporate and other	563,055	258,805
	$2,906,193	$2,391,419

Capital Expenditures (including inventory)

($ in thousands)	2017	2016	2015
North America	$142,897	$136,889	$179,696
Asia Pacific	26,475	21,276	72,097
Europe	5,047	6,153	2,807
Total segment capital expenditures	174,419	164,318	254,600
Corporate and other	7,068	8,412	10,260
	$181,487	$172,730	$264,860

Our Financial Statements include the following items related to operations located outside the United States (which are predominately related to our Asia Pacific and Europe segments):

•	Revenues, excluding cost reimbursements, of $191.8 million in 2017, $195.4 million in 2016 and $218.3 million in 2015; and

•
Fixed assets of $77.3 million in 2017 and $60.0 million in 2016. For year-end 2017 and year-end 2016, fixed assets located outside the United States are included within the “Property and equipment” caption on our Balance Sheets.

15. QUARTERLY RESULTS (UNAUDITED)

	2017(1)(2)
($ in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$486,119	$497,620	$486,990	$481,216	$1,951,945
Expenses	$(432,555)	$(430,204)	$(428,300)	$(429,604)	$(1,720,663)
Net income	$33,700	$44,276	$40,762	$108,040	$226,778
Basic earnings per share	$1.24	$1.62	$1.50	$4.05	$8.38
Diluted earnings per share	$1.21	$1.58	$1.47	$3.95	$8.18

	2016(2)(3)(4)
($ in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$419,122	$423,171	$401,637	$564,556	$1,808,486
Expenses	$(374,440)	$(368,674)	$(358,906)	$(481,195)	$(1,583,215)
Net income	$24,408	$36,309	$26,807	$49,824	$137,348
Basic earnings per share	$0.84	$1.28	$0.99	$1.83	$4.93
Diluted earnings per share	$0.82	$1.26	$0.97	$1.80	$4.83
_______________________

(1)
Beginning with our 2017 fiscal year, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly our 2017 first quarter included the period from December 31, 2016 (the day after the end of the 2016 fiscal year) through March 31, 2017, and our 2017 second, third and fourth quarters included the three month periods ended June 30, September 30, and December 31, respectively.

(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

(3)	The 2016 quarters consisted of 12 weeks, except for the fourth quarter of 2016, which consisted of 16 weeks.

(4)	The quarterly results have been reclassified to conform to our 2017 financial statement presentation.
16. SUBSEQUENT EVENTS
Dividends
On February 16, 2018, our Board of Directors declared a quarterly dividend of $0.40 per share to be paid on March 15, 2018 to shareholders of record as of March 1, 2018.
Amendments to Agreements with Marriott International
In February 2018, we amended several of the agreements governing our ongoing relationship with Marriott International, including the agreements that provide for our license arrangements with Marriott International and The Ritz-Carlton Hotel Company and our participation in the Marriott Rewards programs. Pursuant to these amendments, in exchange for agreeing to a limited exception to our exclusive rights with respect to access to the Marriott Rewards program and member lists and Marriott International’s reservation system and marriott.com website, we received a number of benefits, including a reduction in the annual royalty fee we pay to Marriott International, increased annual co-marketing funds associated with Marriott International’s new credit card arrangements and reduced costs of Marriott Rewards points under our existing agreements with Marriott International resulting from planned system-wide reductions in the rates Marriott International charges its loyalty program partners, and certain expanded marketing rights.

17. ADOPTION OF ASC 606 EFFECTIVE JANUARY 1, 2018
As discussed in Footnote No. 1, “Summary of Significant Accounting Policies,” the FASB issued ASU 2014-09 in 2014, which, as amended, created ASC 606. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also contains significant new disclosure requirements regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt ASC 606 effective January 1, 2018, on a retrospective basis.
Upon adoption of ASC 606, recognition of revenue from the sale of vacation ownership products that is deemed collectible will be deferred from the point in time at which the statutory rescission period expires to closing, when control of the vacation ownership product is transferred to the customer. In addition, we will align our assessment of collectibility of the transaction price for sales of vacation ownership products with our credit granting policies. We have elected the practical expedient to expense all marketing and sales costs as they are incurred. Our consolidated cost reimbursements revenues and cost reimbursements expenses will increase significantly, as all costs reimbursed to us by property owners’ associations will be reported on a gross basis upon adoption of ASC 606. In conjunction with the adoption of ASC 606 we will reclassify certain revenues and expenses.
The following tables summarize the impact of the aforementioned adjustments on select financial statement line items for the periods presented:

	2017
($ in thousands, except per share amounts)	As Reported	Adjustments	As Adjusted
REVENUES
Sale of vacation ownership products	$727,940	$29,498	$757,438
Resort management and other services	306,196	(27,358)	278,838
Financing	134,906	—	134,906
Rental	322,902	(60,863)	262,039
Cost reimbursements	460,001	289,601	749,602
TOTAL REVENUES	1,951,945	230,878	2,182,823
EXPENSES
Cost of vacation ownership products	177,813	17,034	194,847
Marketing and sales	408,715	(13,825)	394,890
Resort management and other services	172,137	(17,913)	154,224
Financing	17,951	—	17,951
Rental	281,352	(57,970)	223,382
General and administrative	110,225	—	110,225
Litigation settlement	4,231	—	4,231
Consumer financing interest	25,217	—	25,217
Royalty fee	63,021	—	63,021
Cost reimbursements	460,001	289,601	749,602
TOTAL EXPENSES	1,720,663	216,927	1,937,590
Gains and other income, net	5,772	—	5,772
Interest expense	(9,572)	—	(9,572)
Other	(1,599)	—	(1,599)
INCOME BEFORE INCOME TAXES	225,883	13,951	239,834
Benefit (provision) for income taxes	895	(5,405)	(4,510)
NET INCOME	$226,778	$8,546	$235,324

EARNINGS PER SHARE
Earnings per share - Basic	$8.38	$0.32	$8.70
Earnings per share - Diluted	$8.18	$0.31	$8.49

	2016
($ in thousands, except per share amounts)	As Reported	Adjustments	As Adjusted
REVENUES
Sale of vacation ownership products	$637,503	$(15,078)	$622,425
Resort management and other services	300,821	(23,285)	277,536
Financing	126,126	881	127,007
Rental	312,071	(59,707)	252,364
Cost reimbursements	431,965	288,507	720,472
TOTAL REVENUES	1,808,486	191,318	1,999,804
EXPENSES
Cost of vacation ownership products	155,093	7,850	162,943
Marketing and sales	353,295	(13,682)	339,613
Resort management and other services	174,311	(17,576)	156,735
Financing	18,631	135	18,766
Rental	260,752	(49,186)	211,566
General and administrative	104,833	—	104,833
Litigation settlement	(303)	—	(303)
Consumer financing interest	23,685	—	23,685
Royalty fee	60,953	—	60,953
Cost reimbursements	431,965	288,507	720,472
TOTAL EXPENSES	1,583,215	216,048	1,799,263
Gains and other income, net	11,201	—	11,201
Interest expense	(8,912)	—	(8,912)
Other	(4,632)	—	(4,632)
INCOME BEFORE INCOME TAXES	222,928	(24,730)	198,198
(Provision) benefit for income taxes	(85,580)	9,320	(76,260)
NET INCOME	$137,348	$(15,410)	$121,938

EARNINGS PER SHARE
Earnings per share - Basic	$4.93	$(0.56)	$4.37
Earnings per share - Diluted	$4.83	$(0.54)	$4.29

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). We have set forth management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting in Part II, Item 8 of this Annual Report, and we incorporate those reports by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
As discussed above in “Business - Our History,” on February 26, 2018, we and Marriott International amended several of the agreements governing our ongoing relationship. We entered into, among other agreements, the following:

•
a First Amendment to License, Services, and Development Agreement (the “Marriott License Amendment”) among Marriott International, its subsidiary Marriott Worldwide Corporation and Marriott Vacations Worldwide, which amends the Marriott License Agreement;

•
a First Amendment to License, Services, and Development Agreement (the “Ritz-Carlton License Amendment”) between The Ritz-Carlton Hotel Company and Marriott Vacations Worldwide, which amends the Ritz-Carlton License Agreement;

•
a First Amendment to Marriott Rewards Affiliation Agreement (the “Marriott Rewards Amendment”) among Marriott International, its subsidiary Marriott Rewards, LLC, Marriott Vacations Worldwide and our subsidiary Marriott Ownership Resorts, Inc., which amends the Marriott Rewards Agreement;

•
an Amended and Restated Side Letter Agreement (the “Amended Program Affiliation Side Letter”) among Marriott International, Marriott Worldwide Corporation, Marriott Rewards, LLC, Marriott Vacations Worldwide and Marriott Ownership Resorts, Inc., which amends and restates the Side Letter Agreement - Program Affiliation dated September 21, 2016; and

•	a Termination of Noncompetition Agreement (the “Noncompetition Termination Agreement”) between Marriott International and Marriott Vacations Worldwide.
The following summary of the terms of Marriott License Amendment, the Ritz-Carlton License Amendment, the Marriott Rewards Amendment, the Amended Program Affiliation Side Letter and the Noncompetition Termination Agreement is qualified in its entirety by reference to the full text of the foregoing agreements, which are filed as exhibits to this Annual Report.

Marriott License Amendment
Pursuant to the Marriott License Amendment, we agreed to a limited exception to our exclusive rights with respect to Marriott International’s customer loyalty programs, reservation system, marriott.com website and customer loyalty program member lists that permits their use in the business of Marriott International’s other timeshare licensee, Vistana Signature Experiences, Inc. (“Vistana”). For so long as this “Vistana Exclusive Rights Exception” is in effect, the fixed portion of the royalty fee that we pay to Marriott International, which is currently $51.9 million per year, will be reduced by $3 million per year.
The Marriott License Amendment extends our exclusive rights that relate to the Marriott Hotels, Resorts and Suites (including Marriott Marquis Hotels), JW Marriott Hotels and Resorts (including JW Marriott Marquis Hotels), Renaissance Hotels and Resorts, Courtyard by Marriott Hotels, and Ritz-Carlton Hotels and Resorts brands to the Autograph Collection Hotels, Gaylord Hotels, Delta Hotels & Resorts, Le Méridien Hotels, Tribute Portfolio Hotels, W Hotels and The Luxury Collection Hotels brands, as well as the Sheraton Hotels, Westin Hotels and St. Regis Hotels and Resorts brands, with certain exceptions with respect to these three brands as described below related to the Vistana business.
Pursuant to the Vistana Exclusive Rights Exception, Vistana may access Sheraton Hotels, Westin Hotels and St. Regis Hotels to market vacation ownership products and as an ancillary benefit exchange option for vacation ownership products. Marriott International agreed, however, not to enter into arrangements with Vistana that would preclude us from accessing properties operating under legacy Starwood brands (St. Regis Hotels and Resorts, Luxury Collection Hotels, Le Méridien Hotels, Sheraton Hotels, Westin Hotels, W Hotels, Tribute Portfolio Hotels, Aloft Hotels, Element Hotels, Four Points by Sheraton Hotels, and Design Hotels) to market vacation ownership products, except for certain existing arrangements. In markets where Vistana both operates a vacation ownership property under the Sheraton or Westin brands and actively conducts sales operations in a physical location, we will be able to access those Sheraton and Westin hotels where we operate a vacation ownership property that is co-located with such hotel; in markets where Vistana both operates a vacation ownership property under the St. Regis brand and actively conducts sales operations in a physical location, we will be able to access those St. Regis hotels where we operate a vacation ownership property that is co-located with such hotel. Marriott International also agreed not to enter into arrangements that would permit the marketing of vacation ownership products by others in markets in which we operate resorts and are actively conducting sales operations at a physical location, except that Vistana may market vacation ownership products in a Sheraton or Westin branded hotel in any market in which it operates a Sheraton or Westin vacation ownership project and may market vacation ownership products in a St. Regis branded hotel in any market in which it operates a St. Regis vacation ownership project. Any such arrangements not subject to the exceptions described in the preceding sentence that are already in effect will continue only until the expiration of their current terms.
The Marriott License Amendment provides that Marriott International may not permit any other party to brand, co-brand, sponsor, market, promote, or otherwise affiliate with a vacation ownership branded credit, charge or debit card, in each case if the branding of the card uses the marks Marriott International licenses to us, except that such cards may be used in connection with the Vistana business.
The Marriott License Amendment also permits Marriott International to offer and operate clubs or programs in connection with an all-inclusive hotel business under which a customer prepays for the right to receive discounts for future hotel stays, enhanced hotel accommodations and services, and other hotel-stay related benefits, in each case in which the benefits the customer receives extend for a term of not more than five years. Certain restrictions will apply to Marriott International’s operation of such a program.
Ritz-Carlton License Amendment
Pursuant to the Ritz-Carlton License Amendment, we agreed to a limited exception to our exclusive rights with respect to The Ritz-Carlton Hotel Company’s customer loyalty programs, reservation system and customer loyalty program member lists (but not to the ritz-carlton.com website) that permits their use in the Vistana business on substantially similar terms as the exception we agreed to pursuant to the Marriott License Agreement Amendment.
The Ritz-Carlton License Amendment provides that The Ritz-Carlton Hotel Company may not permit any other party to brand, co-brand, sponsor, market, promote, or otherwise affiliate with a vacation ownership branded credit, charge or debit card, in each case if the branding of the card uses Ritz-Carlton marks licensed to us, except that such cards may be used in connection with the Vistana business.
The Ritz-Carlton License Amendment also permits The Ritz-Carlton Hotel Company to offer and operate clubs or programs in connection with an all-inclusive hotel business under which a customer prepays for the right to receive discounts for future hotel stays, enhanced hotel accommodations and services, and other hotel-stay related benefits, in each case in which the benefits the customer receives extend for a term of not more than five years. Certain restrictions will apply to The Ritz-Carlton Hotel Company’s operation of such a program.

Marriott Rewards Amendment
The Marriott Rewards Amendment provides that, from and after the time that the first step and/or phase of the combination of the Marriott Rewards, Ritz-Carlton Rewards and Starwood Preferred Guest (“SPG”) program into a single customer loyalty program (the “Combination Date”), the terms of the Marriott Rewards Agreement applicable to the Marriott Rewards program, which allows us to offer Marriott Rewards points to our owners or potential owners as sales, tour and financing incentives, in exchange for vacation ownership usage rights, for customer referrals, and to resolve customer service issues, will apply to the combined program and the hotels, resorts, vacation ownership resorts and other properties participating in the combined program, subject to certain exceptions that will permit Vistana to use the combined loyalty program. Marriott International also agreed not to grant Vistana marketing access to Marriott Rewards members who were members of Marriott Rewards but not SPG immediately prior to the Combination Date or who joined Marriott Rewards prior to joining SPG unless and until it has granted us marketing access to both Marriott Rewards members who were members of SPG but not Marriott Rewards immediately prior to the Combination Date or who joined SPG prior to joining Marriott Rewards. Vistana will not be permitted to issue points in the Marriott Rewards program (or non-SPG points in the combined loyalty program) until the combined loyalty program operates with a single points currency that incorporates points that were formerly SPG points, and we will not be permitted to issue SPG points or non-Marriott Rewards points in the combined loyalty program) until the combined loyalty program operates with a single points currency that incorporates points that were formerly Marriott Rewards points.
The Marriott Rewards Amendment also provides that to the extent that the uses for which we are allowed to offer Marriott Rewards points (or points in the combined loyalty program) are less favorable or more restrictive than the permitted uses for which Vistana may offer SPG points (or points in the combined loyalty program), then the Marriott Rewards Agreement will be amended so that our uses are not materially less favorable or materially more restrictive than Vistana’s permitted uses of SPG (or the combined loyalty program).
The Marriott Rewards Amendment also extends to 2021 our ability to defer payment for Marriott Rewards points issued for exchanges in our fourth calendar quarter until 120 days after the end of such quarter. It also provides us with the right to purchase silver, gold and platinum Rewards Elite status for certain existing and future owners of our vacation ownership products at agreed upon pricing terms. The Marriott Rewards Amendment provides that following the combination of the loyalty programs, the provisions of the Marriott Rewards Agreement that limit Marriott International’s right to make certain changes to the Marriott Rewards program without our consent will continue to apply to the combined loyalty program.
Amended Program Affiliation Side Letter
The Amended Program Affiliation Side Letter contemplates the combination of the loyalty programs as described above and provides that loyalty program points earned by owners of our vacation ownership products through their status as owners will not be permitted to be used at properties operated under specified legacy Starwood brands, and that loyalty program points earned by owners of Vistana vacation ownership products through their status as owners will not be permitted to be used at properties operated under specified Marriott brands. These restrictions will be eliminated upon the earlier of September 23, 2019 or such date as both we and ILG, Inc. (the owner of Vistana) may mutually agree.
Noncompetition Termination Agreement
Pursuant to the Noncompetition Termination Agreement, we terminated the Noncompetition Agreement, which generally prohibited Marriott International and its subsidiaries from engaging in the vacation ownership business and prohibited us and our subsidiaries from engaging in the hotel business until the earlier of November 21, 2021 or the termination of the Marriott License Agreement.

PART III
As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with our 2018 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Annual Report.

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
Executive Officers
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 23, 2018, except where indicated.

Name and Title	Age	Business Experience
Stephen P. Weisz President and Chief Executive Officer	67
Stephen P. Weisz has served as our President since 1996 and as our Chief Executive Officer since 2011; he has also been a member of our Board of Directors since 2011. Mr. Weisz joined Marriott International in 1972. Over his 39-year career with Marriott International, he held a number of leadership positions in the Lodging division, including Regional Vice President of the Mid-Atlantic Region, Senior Vice President of Rooms Operations, and Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994 before being named to lead the Company in 1996. He is the Immediate Past Chairman of the Board of Directors of the American Resort Development Association. Mr. Weisz is also the Immediate Past Chairman of the Board of Trustees of Children’s Miracle Network.

R. Lee Cunningham Executive Vice President and Chief Operating Officer	58
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

Clifford M. Delorey Executive Vice President and Chief Resort Experience Officer	57
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

Name and Title	Age	Business Experience
John E. Geller, Jr. Executive Vice President and Chief Financial and Administrative Officer	50
John E. Geller, Jr. has served as our Executive Vice President and Chief Financial and Administrative Officer since January 2018. From 2009 to December 2017, he served as our Executive Vice President and Chief Financial Officer. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer. In 2008, he led finance and accounting for Marriott International’s North American Lodging Operation’s West region as Chief Financial Officer. Mr. Geller began his professional career at Arthur Andersen, where he was promoted to audit partner in its real estate and hospitality practice in 2000. During 2002 and 2003, he was an audit partner with Ernst & Young in its real estate and hospitality practice. Mr. Geller served as Chief Financial Officer at AutoStar Realty in 2004.

James H Hunter, IV Executive Vice President and General Counsel	55
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

Lizabeth Kane-Hanan Executive Vice President and Chief Growth and Inventory Officer	51
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

Brian E. Miller Executive Vice President and Chief Sales and Marketing Officer	54
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

Dwight D. Smith Executive Vice President and Chief Information Officer	57
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

Name and Title	Age	Business Experience
Michael E. Yonker Executive Vice President and Chief Human Resources Officer	59
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
The following are filed as part of this Annual Report:
(1) Financial Statements
We include this portion of Item 15 under Part II, Item 8 of this Annual Report.
(2) Financial Statement Schedules
We include the financial statement schedules required by the applicable accounting regulations of the SEC in the notes to our consolidated financial statements and incorporate that information in this Item 15 by reference.
(3) Exhibits
A shareholder who wants a copy of any of the following Exhibits may obtain one from us, without charge, upon written request. Written requests to obtain any exhibit should be sent to Marriott Vacations Worldwide Corporation, 6649 Westwood Blvd., Orlando, Florida 32821, Attention: Corporate Secretary. All documents referenced below are being filed as a part of this Annual Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC		8-K	2.1	11/22/2011
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included in Exhibit 4.2)		10-Q	4.1	11/2/2017
10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.1	11/22/2011
10.2	Letter Agreement, dated as of February 21, 2013, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, supplementing the License, Services, and Development Agreement		10-Q	10.1	4/25/2013
10.3	Letter Agreement, dated May 9, 2016, among Marriott Vacations Worldwide Corporation, Marriott Worldwide Corporation and Marriott International, Inc. relating to the License, Services, and Development Agreement		10-Q	10.3	7/21/2016
10.4
First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto
		X
10.5
Amended and Restated Side Letter Agreement, dated as of February 26, 2018 by among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.†
		X
10.6	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.2	11/22/2011

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.7
First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatures thereto
		X
10.8	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.3	11/22/2011
10.9	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.4	11/22/2011
10.10	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement		10-Q	10.1	10/18/2012
10.11	Marriott Rewards Affiliation Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other signatories thereto		8-K	10.5	11/22/2011
10.12
First Amendment to Marriott Rewards Affiliation Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.
		X
10.13	Noncompetition Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.6	11/22/2011
10.14	Termination of Noncompetition Agreement, dated as of February 26, 2018, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation	X
10.15	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan*		10-K	10.14	2/23/2017
10.16	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	12/9/2011
10.17	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.2	12/9/2011
10.18	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	3/16/2012
10.19	Form of Non-Employee Director Share Award Confirmation*		10-K	10.17	2/25/2016
10.20	Form of Non-Employee Director Stock Appreciation Right Award Agreement*		10-K	10.16	3/21/2012
10.21	Form of Director Stock Unit Agreement*		10-Q	10.1	4/30/2015
10.22	Marriott Vacations Worldwide Corporation Change in Control Severance Plan*		8-K	10.2	3/16/2012
10.23	Form of Participation Agreement for Change in Control Severance Plan – Marriott Vacations Worldwide Corporation Change in Control Severance Plan*		8-K	10.3	3/16/2012
10.24	Marriott Vacations Worldwide Corporation Deferred Compensation Plan*		8-K	10.3	6/13/2013
10.25	Marriott Vacations Worldwide Corporation Executive Long Term Disability Plan*		10-K	10.21	2/26/2015
10.26	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan*		8-K	10.1	6/11/2015
10.27	Third Amended and Restated Indenture and Servicing Agreement, entered into September 15, 2014 and dated as of September 1, 2014, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association		8-K	10.2	9/16/2014

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.28	Indenture Supplement, dated June 24, 2015, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto		10-Q	10.2	7/23/2015
10.29	Second Amended and Restated Sale Agreement, entered into September 15, 2014 and dated as of September 1, 2014, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1		8-K	10.1	9/16/2014
10.30	Omnibus Amendment No. 3, dated November 23, 2015, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.1	11/25/2015
10.31	Omnibus Amendment No. 4, dated May 20, 2016, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		10-Q	10.2	7/21/2016
10.32	Indenture Supplement, dated June 16, 2016, by and among Marriott Vacations Worldwide Owner Trust 2011-1, as issuer, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto		10-Q	10.1	7/21/2016
10.33	Omnibus Amendment No. 5, dated March 8, 2017, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.1	3/14/2017
10.34	Omnibus Amendment No. 6, dated August 17, 2017, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.3	8/21/2017
10.35	Credit Agreement, dated as of August 16, 2017, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	10.1	8/21/2017

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.36	Guarantee and Collateral Agreement, dated as of August 16, 2017, made by Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and certain other subsidiaries of Marriott Vacations Worldwide Corporation, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the banks and other financial institutions or entities from time to time parties to the Credit Agreement		8-K	10.2	8/21/2017
10.37	Form of Call Option Transaction Confirmation		10-Q	10.1	11/2/2017
10.38	Form of Warrant Confirmation		10-Q	10.2	11/2/2017
21.1	Subsidiaries of Marriott Vacations Worldwide Corporation	X
23.1	Consent of Ernst & Young LLP	X
24.1	Powers of Attorney (included on the signature pages hereto)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Electronically Submitted
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Submitted
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Electronically Submitted
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Submitted
101.LAB	XBRL Taxonomy Label Linkbase Document	Electronically Submitted
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Electronically Submitted

*	Management contract or compensatory plan or arrangement.

†
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this Annual Report: (i) Consolidated Statements of Income for the fiscal years ended December 31, 2017, December 30, 2016 and January 1, 2016; (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2017, December 30, 2016 and January 1, 2016; (iii) the Consolidated Balance Sheets at December 31, 2017 and December 30, 2016; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2017, December 30, 2016 and January 1, 2016; and (v) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2017, December 30, 2016 and January 1, 2016.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2018.

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

Principal Executive Officer:
/s/ Stephen P. Weisz	President, Chief Executive Officer and Director
Stephen P. Weisz

Principal Financial Officer:
/s/ John E. Geller, Jr.	Executive Vice President and Chief Financial and Administrative Officer
John E. Geller, Jr.

Principal Accounting Officer:
/s/ Laurie A. Sullivan	Senior Vice President, Corporate Controller and Chief Accounting Officer
Laurie A. Sullivan
Directors:

/s/ William J. Shaw	/s/ Melquiades R. Martinez
William J. Shaw, Chairman	Melquiades R. Martinez, Director

/s/ C.E. Andrews	/s/ William W. McCarten
C.E. Andrews, Director	William W. McCarten, Director

/s/ Raymond L. Gellein, Jr.	/s/ Dianna F. Morgan
Raymond L. Gellein, Jr., Director	Dianna F. Morgan, Director

/s/ Thomas J. Hutchison III
Thomas J. Hutchison III, Director

THIS PAGE INTENTIONALLY LEFT BLANK