Form 10-Q
period 2018-03-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2018-05-04
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of April 27, 2018 was 26,565,085.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
REVENUES
Sale of vacation ownership products	$174,789	$163,877
Resort management and other services	70,180	67,419
Financing	35,482	32,111
Rental	74,210	67,679
Cost reimbursements	216,188	197,214
TOTAL REVENUES	570,849	528,300
EXPENSES
Cost of vacation ownership products	46,363	43,771
Marketing and sales	105,934	97,498
Resort management and other services	37,778	37,471
Financing	4,248	4,017
Rental	55,899	53,708
General and administrative	29,435	27,539
Litigation settlement	(103)	—
Consumer financing interest	6,606	5,938
Royalty fee	14,824	16,070
Cost reimbursements	216,188	197,214
TOTAL EXPENSES	517,172	483,226
Gains (losses) and other income (expense), net	446	(59)
Interest expense	(4,317)	(781)
Other	(3,116)	(369)
INCOME BEFORE INCOME TAXES	46,690	43,865
Provision for income taxes	(10,709)	(15,975)
NET INCOME	$35,981	$27,890

EARNINGS PER SHARE
Earnings per share - Basic	$1.35	$1.02
Earnings per share - Diluted	$1.32	$1.00

CASH DIVIDENDS DECLARED PER SHARE	$0.40	$0.35

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$35,981	$27,890
Other comprehensive income:
Foreign currency translation adjustments	6,225	4,548
Derivative instrument adjustment, net of tax	19	(307)
Total other comprehensive income, net of tax	6,244	4,241
COMPREHENSIVE INCOME	$42,225	$32,131

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$323,831	$409,059
Restricted cash (including $34,987 and $32,321 from VIEs, respectively)	61,298	81,553
Accounts receivable, net (including $4,816 and $5,639 from VIEs, respectively)	63,038	91,659
Vacation ownership notes receivable, net (including $725,835 and $814,011 from VIEs, respectively)	1,132,783	1,114,552
Inventory	726,969	728,379
Property and equipment	251,264	252,727
Other (including $22,497 and $13,708 from VIEs, respectively)	200,768	166,653
TOTAL ASSETS	$2,759,951	$2,844,582

LIABILITIES AND EQUITY
Accounts payable	$79,959	$145,405
Advance deposits	96,647	84,087
Accrued liabilities (including $616 and $701 from VIEs, respectively)	121,975	119,810
Deferred revenue	114,243	69,058
Payroll and benefits liability	81,425	111,885
Deferred compensation liability	79,201	74,851
Debt, net (including $758,791 and $845,131 from VIEs, respectively)	1,012,350	1,095,213
Other	11,372	13,471
Deferred taxes	96,549	89,987
TOTAL LIABILITIES	1,693,721	1,803,767
Contingencies and Commitments (Note 9)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 36,976,481 and 36,861,843 shares issued, respectively	370	369
Treasury stock — at cost; 10,411,960 and 10,400,547 shares, respectively	(695,944)	(694,233)
Additional paid-in capital	1,184,106	1,188,538
Accumulated other comprehensive income	22,989	16,745
Retained earnings	554,709	529,396
TOTAL EQUITY	1,066,230	1,040,815
TOTAL LIABILITIES AND EQUITY	$2,759,951	$2,844,582
The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES
Net income	$35,981	$27,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,601	5,191
Amortization of debt discount and issuance costs	3,936	1,386
Vacation ownership notes receivable reserve	8,875	12,714
Share-based compensation	3,601	3,276
Deferred income taxes	6,714	3,039
Net change in assets and liabilities:
Accounts receivable	29,203	34,195
Vacation ownership notes receivable originations	(105,378)	(112,640)
Vacation ownership notes receivable collections	78,999	76,068
Inventory	1,417	19,801
Other assets	(24,724)	(26,704)
Accounts payable, advance deposits and accrued liabilities	(42,132)	(27,657)
Deferred revenue	45,163	38,771
Payroll and benefit liabilities	(30,650)	(14,500)
Deferred compensation liability	4,351	4,147
Other liabilities	(785)	(197)
Other, net	3,082	924
Net cash provided by operating activities	23,254	45,704
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(2,763)	(5,055)
Purchase of company owned life insurance	(9,000)	(8,200)
Dispositions, net	—	1
Net cash used in investing activities	(11,763)	(13,254)
FINANCING ACTIVITIES
Repayment of debt related to securitization transactions	(86,341)	(54,340)
Debt issuance costs	(976)	(1,219)
Repurchase of common stock	(1,882)	—
Payment of dividends	(21,255)	(19,010)
Payment of withholding taxes on vesting of restricted stock units	(8,261)	(6,644)
Other, net	15	(16)
Net cash used in financing activities	(118,700)	(81,229)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1,726	1,551
Decrease in cash, cash equivalents, and restricted cash	(105,483)	(47,228)
Cash, cash equivalents and restricted cash, beginning of period	490,612	213,102
Cash, cash equivalents and restricted cash, end of period	$385,129	$165,874

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of treasury stock for employee stock purchase plan	326	331
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
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of March 31, 2018, our portfolio consisted of over 65 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Interim Consolidated Financial Statements, unless otherwise noted. We use certain other terms that are defined within these Financial Statements.
We adopted Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606),” as amended (“ASU 2014-09”), on January 1, 2018, the first day of our 2018 fiscal year, and refer to it as the new “Revenue Standard” throughout these Financial Statements. We restated our previously reported historical results to conform with the adoption of the new Revenue Standard. See “New Accounting Standards” below for additional information on ASU 2014-09 and Footnote 15 “Adoption Impact of New Revenue Standard” for further discussion of the adoption and the impact on our previously reported historical results.
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, property and equipment valuation, vacation ownership notes receivable reserves, income taxes and loss contingencies. Accordingly, actual amounts may differ from these estimated amounts.
We have reclassified certain prior year amounts to conform to our current quarter presentation.

New Accounting Standards
Accounting Standards Update 2018-05 – “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”)
In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, which updates the income tax accounting in GAAP to reflect the interpretive guidance in Staff Accounting Bulletin (“SAB”) 118 (“SAB 118”), that was issued by the staff of the Securities and Exchange Commission in December 2017 in order to address the application of GAAP in situations where a registrant does not have all the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“the “Tax Act”). SAB 118 provides for a provisional one year measurement period for registrants to finalize their accounting for certain income tax effects related to the Tax Act. ASU 2018-05 was effective upon issuance. We expect to finalize our provisional amounts related to the Tax Act by the fourth quarter of 2018. See Footnote 3 “Income Taxes” for additional information.
Accounting Standards Update 2016-01 – “Financial Instruments – Overall (Subtopic 825-10)” (“ASU 2016-01”)
In January 2016, the FASB issued ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 in the first quarter of 2018 did not have a material impact on our financial statements or disclosures.
Accounting Standards Update 2016-16 – “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”)
In October 2016, the FASB issued ASU 2016-16, which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. This update is effective for public companies for annual periods beginning after December 15, 2017, and for annual periods and interim periods thereafter, with early adoption permitted. The adoption of ASU 2016-16 in the first quarter of 2018 did not have a material impact on our financial statements or disclosures.
Accounting Standards Update 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), as Amended
In May 2014, the FASB issued ASU 2014-09, which, as amended, creates ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), and supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” including most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2017. The new standard may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized on the date of adoption. We adopted ASU 2014-09, as amended, effective January 1, 2018, on a retrospective basis and restated our previously reported historical results. See Footnote 15 “Adoption Impact of New Revenue Standard” for further discussion of adoption and the impact on our previously reported historical results. See Footnote 2 “Revenue” for additional information on how we recognize revenue.
Future Adoption of Accounting Standards
Accounting Standards Update 2017-12 – “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”)
In August 2017, the FASB issued ASU 2017-12, which amends and simplifies existing guidance in order to allow companies to better portray the economic effects of risk management activities in the financial statements and enhance the transparency and understandability of the results of hedging activities. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are evaluating the impact that ASU 2017-12, including the timing of implementation, will have on our financial statements and disclosures.

Accounting Standards Update 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)
In June 2016, the FASB issued ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the impact that ASU 2016-13, including the timing of implementation, will have on our financial statements and disclosures.
Accounting Standards Update 2016-02 – “Leases (Topic 842)” (“ASU 2016-02”)
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability of information regarding an entity’s leasing activities by providing additional information to users of financial statements. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, although an option to use transition relief to not restate or make required disclosures in comparable periods in the period of adoption is expected to be issued by the FASB. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Although we expect to adopt ASU 2016-02 commencing in fiscal year 2019 and are continuing our implementation efforts, we continue to evaluate the impact that adoption of this update will have on our financial statements and disclosures, and we expect that it will have a material effect on our balance sheets.
2. REVENUE
We account for revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” which we adopted on January 1, 2018, using the retrospective method. See Footnote 1 “Summary of Significant Accounting Policies” for additional information and Footnote 15 “Adoption of New Revenue Standard” for further discussion of the adoption and the impact on our previously reported historical results.
We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory. The following series of tables present our revenue disaggregated by several categories.
Sources of Revenue by Segment

	Three Months Ended March 31, 2018
($ in thousands)	North America	Asia Pacific	Europe	Total
Sale of vacation ownership products	$160,696	$11,246	$2,847	$174,789

Ancillary revenues	25,397	45	3,057	28,499
Management fee revenues	21,563	772	1,839	24,174
Other services revenues	16,571	496	440	17,507
Resort management and other services	63,531	1,313	5,336	70,180

Rental	68,075	3,325	2,810	74,210

Cost reimbursements	202,626	1,766	11,796	216,188
Revenue from contracts with customers	$494,928	$17,650	$22,789	$535,367

Financing	33,529	1,214	739	35,482
Total Revenues	$528,457	$18,864	$23,528	$570,849

	Three Months Ended March 31, 2017
($ in thousands)	North America	Asia Pacific	Europe	Total
Sale of vacation ownership products	$151,709	$9,155	$3,013	$163,877

Ancillary revenues	24,688	—	2,581	27,269
Management fee revenues	19,916	692	1,507	22,115
Other services revenues	17,469	250	316	18,035
Resort management and other services	62,073	942	4,404	67,419

Rental	62,485	2,904	2,290	67,679

Cost reimbursements	181,566	1,110	14,538	197,214
Revenue from contracts with customers	$457,833	$14,111	$24,245	$496,189

Financing	30,239	1,123	749	32,111
Total Revenues	$488,072	$15,234	$24,994	$528,300
Timing of Revenue from Contracts with Customers by Segment

	Three Months Ended March 31, 2018
($ in thousands)	North America	Asia Pacific	Europe	Total
Services transferred over time	$304,789	$6,123	$16,794	$327,706
Goods or services transferred at a point in time	190,139	11,527	5,995	207,661
Revenue from contracts with customers	$494,928	$17,650	$22,789	$535,367

	Three Months Ended March 31, 2017
($ in thousands)	North America	Asia Pacific	Europe	Total
Services transferred over time	$275,565	$4,754	$18,559	$298,878
Goods or services transferred at a point in time	182,268	9,357	5,686	197,311
Revenue from contracts with customers	$457,833	$14,111	$24,245	$496,189

Sale of Vacation Ownership Products
We market and sell vacation ownership products in our three reportable segments. Vacation ownership products include deeded vacation ownership products, deeded beneficial interests, rights to use real estate, and other interests in trusts that solely hold real estate and deeded whole ownership units in residential buildings (collectively “vacation ownership products”). Vacation ownership products may be sold for cash or we may provide financing.
In connection with the sale of vacation ownership products, we provide sales incentives to certain purchasers. Non-cash incentives typically include Marriott Rewards points or an alternative sales incentive that we refer to as “plus points.” Plus points are redeemable for stays at our resorts or for use in an exclusive selection of travel packages provided by affiliate tour operators (the “Explorer Collection”), generally up to two years from the date of issuance. Typically, sales incentives are only awarded if the sale is closed.
Upon execution of a legal sales agreement, we typically receive an upfront deposit from our customer with the remainder of the purchase price for the vacation ownership product to either be collected at closing (“cash contract”) or financed by the customer through our financing programs (“financed contract”). Refer to “Financing Revenues” below for further information regarding financing terms. Customer deposits received for contracts are recorded as Advance deposits on our Balance Sheets until the point in time at which control of the vacation ownership product has transferred to the customer.
Our assessment of collectibility of the transaction price for sales of vacation ownership products is aligned with our credit granting policies for financed contracts. We compared the lending terms against the terms of similar notes in the market and concluded that certain contracts within our Asia Pacific and Europe segments contain below market interest rates and as such have adjusted the transaction price for these contracts to reflect a market rate of interest. The lending terms of financed contracts within our North America segment reflect market terms.

In determining the consideration to which we expect to be entitled for financed contracts, we include estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analysis, which relies on historical payment data by customer class. Variable consideration which has not been included within the transaction price is presented as a reserve on vacation ownership notes receivable. In addition, we account for cash incentives provided to customers as a reduction of the transaction price. Refer to “Arrangements with Multiple Performance Obligations” below for a description of our methods of allocating transaction price to each performance obligation.
We recognize revenue on the sale of vacation ownership products at closing, when control is transferred to the customer. We evaluated our business practices, and the underlying risks and rewards associated with vacation ownership products, and the respective timing that such risk and rewards are transferred to the customer in determining the point in time at which control of the vacation ownership product is transferred to the customer.
Revenue for non-cash incentives, such as plus points, is recorded as Deferred revenue on our Balance Sheets at closing and is recognized as rental revenue upon transfer of control to the customer, which typically occurs upon delivery of the incentive, or at the point in time when the incentive is redeemed. For non-cash incentives provided by third parties (i.e. Marriott Rewards points or third-party Explorer Collection offerings), we evaluated whether we control the underlying good or service prior to delivery to the customer. We concluded that we are an agent for those non-cash incentives for which we do not control prior to delivery and as such record the related revenue net of the related cost upon recognition.
Revenues recognized during the first quarter of 2018 resulting from changes in our estimate of variable consideration for performance obligations satisfied in prior periods was $1.7 million.
Resort Management and Other Services Revenues and Cost Reimbursements Revenues
Ancillary Revenues
Ancillary revenues consist of goods and services that are sold or provided by us at restaurants, golf courses and other retail and service outlets located at our resorts. Payments for such goods and services are generally received at the point of sale in the form of cash or credit card charges. For goods and services sold, we evaluated whether we control the underlying goods or services prior to delivery to the customer. For transactions where we do not control the goods or services prior to delivery, the related revenue is recorded net of the related cost upon recognition. We recognize ancillary revenue at the point in time when goods have been provided and/or services have been rendered.
Management Fee Revenues and Cost Reimbursements Revenues
We provide day-to-day-management services, including housekeeping services, operation of reservation systems, maintenance and certain accounting and administrative services for property owners’ associations. We generate revenue from fees we earn for managing each of our resorts. These fees are earned regardless of usage or occupancy and are typically based on either a percentage of the budgeted costs to operate the resorts or a fixed fee arrangement (“Management fee revenues”) and reimbursement of costs incurred on behalf of the property owners’ associations (“Cost reimbursements revenues”). Cost reimbursements revenues exclude amounts that we have paid to the property owners’ associations related to maintenance fees for vacation ownership products for which we retain ownership, as we have concluded that such payments are consideration payable to a customer. Cost reimbursements consist of actual expenses with no added margin.
Management fees are typically collected over time or upfront depending upon the specific management contract. Cost reimbursements are received over time and considered variable consideration. We have determined that a significant financing component does not exist as a substantial amount of the consideration promised by the customer is variable.
We evaluated the nature of the services provided to property owners’ associations and concluded that the management services constitute a series of distinct services to be accounted for as a single performance obligation transferred over time. We use an input method, the number of days that management services are provided, to recognize management fee revenues, which is consistent with the pattern of transfer to the property owners’ associations who receive and consume the benefits as services are provided each day. Any consideration we receive in advance of services being rendered is recorded as Deferred revenue on our Balance Sheets and is recognized ratably across the service period to which it relates. We recognize variable consideration for Cost reimbursements revenues when the reimbursable costs are incurred.

Other Services Revenues
Other services revenues include additional fees for services we provide to owners and property owners’ associations. We receive club dues for exchange services as well as certain transaction-based fees from owners and other third parties, including external exchange service providers with which we are associated. Club dues are received in advance of providing access to the exchange services, are recorded as Deferred revenue on our Balance Sheets and are earned regardless of whether exchange services are provided. Transaction-based fees from owners are typically received at the time of the transaction and transaction-based fees from other third parties are typically received at a point in time.
We have determined that exchange services constitute a stand-ready obligation for us to provide unlimited access to exchange services over a defined period of time, when and if a customer (or customer of a customer) requests. We have determined that customers benefit from the stand-ready obligation evenly throughout the period in which the customer has access to exchange services and as such, recognize club dues on a straight-line basis over the related period of time.
Transaction-based fees are recognized as revenue at the point in time at which the relevant goods or services are transferred to the customer. For transaction-based fees, we evaluated whether we control the underlying goods or services prior to delivery to the customer. For transactions where we do not control the goods or services prior to delivery, the related revenue is recorded net of the related cost upon recognition.
Financing Revenues
We offer consumer financing as an option to qualifying customers purchasing vacation ownership products, which is collateralized by the underlying vacation ownership products. We recognize interest income on an accrual basis. The contractual terms of the financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the vacation ownership product being financed, which is generally ten years. Generally, payments commence under the financing contracts 30 to 60 days after closing. We record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve and can increase or decrease revenue. We earn interest income from the financing arrangements on the principal balance outstanding over the life of the arrangement and record that interest income in Financing revenues on our Income Statements.
Financing revenues include certain annual and transaction-based fees we charge to owners and other third parties for services. We recognize fee revenues when services have been rendered.
Rental Revenues
We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs or inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs. We receive payments for rentals primarily through credit card charges. We recognize rental revenues when occupancy has occurred, which is consistent with the period for which the customer benefits from such service. We recognize rental revenue from the utilization of plus points issued in connection with the sale of vacation ownership products as described in “Sale of Vacation Ownership Products” above.
We also generate revenues from vacation packages sold to our customers. Payments received in advance are recorded as Advance deposits on our Balance Sheets, until the revenue is recognized. Payments for such packages are non-refundable, generally paid by the customer in advance and have an expiration period of six to twenty-four months, and revenue is recognized upon completion of the customer’s stay. For rental revenues associated with vacation ownership products which we own and which are registered for sale, to the extent that the proceeds are less than costs, revenues are reported net in accordance with ASC Topic 978, “Real Estate – Time-Sharing Activities.”
Arrangements with Multiple Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. In cases where the standalone selling price is not readily available, we generally determine the standalone selling prices utilizing the adjusted market approach, using prices from similar contracts, our historical pricing on similar contracts, our internal marketing and selling data and other internal and external inputs we deem to be appropriate. Significant judgment is required in determining the standalone selling price under the adjusted market approach.

Receivables, Contract Assets & Contract Liabilities
As discussed above, the payment terms and conditions in our customer contracts vary. In some cases, customers prepay for their goods and services; in other cases, after appropriate credit evaluations, payment is due in arrears. When the timing of our delivery of goods and services is different from the timing of the payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance or when we have a right to consideration that is unconditional before the transfer of goods or services to a customer). Receivables are recorded when the right to consideration becomes unconditional. Contract liabilities are recognized as revenue as (or when) we perform under the contract.
The following table shows the composition of our receivables and contract liabilities. We had no contract assets at either March 31, 2018 or December 31, 2017.

($ in thousands)	At March 31, 2018	At December 31, 2017
Receivables
Accounts receivable	$41,269	$72,905
Vacation ownership notes receivable, net	1,132,783	1,114,552
	$1,174,052	$1,187,457

Contract Liabilities
Advance deposits	$96,647	$84,087
Deferred revenue	114,243	69,058
	$210,890	$153,145

Revenue recognized in the first quarter of 2018 that was included in our contract liabilities balance at December 31, 2017 was $47.1 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At March 31, 2018, over 90 percent of this amount is expected to be recognized as revenue over the next two years.
3. INCOME TAXES
We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate, was $2.1 million at both March 31, 2018 and December 31, 2017.
Our interim effective tax rate was 22.94 percent and 36.37 percent for the three month periods ending March 31, 2018 and March 31, 2017, respectively, and our annual effective tax rate is expected to be approximately 24.85 percent for fiscal year 2018. During December 2017, the Tax Act was signed into law, effective January 1, 2018, resulting in a significant change in the framework for U.S. corporate taxes, including but not limited to, the reduction of the U.S. corporate tax rate from 35 percent to 21 percent.
In accordance with SAB 118, we remeasured our deferred tax assets and liabilities using the new corporate tax rate of 21 percent, rather than the previous corporate tax rate of 35 percent, resulting in a $65.2 million decrease in our income tax expense for the year ended December 31, 2017 and a corresponding $65.2 million decrease in our net deferred tax liability as of December 31, 2017. As of March 31, 2018, these amounts remain provisional and additional work is necessary to perform a more detailed analysis.
The one-time transition tax on certain un-repatriated earnings of foreign subsidiaries is based on total post-1986 earnings and profits that we previously deferred from U.S. income taxes. We performed a preliminary analysis of the transition tax and determined that, due to deficits in foreign earnings and profits, we did not have a one-time transition tax liability to record in 2017. As of March 31, 2018, we have not finalized our calculations of our transition tax liability, if any. As the one-time transition tax is based in part on the amount of those earnings held in cash and other specified assets, we may determine that we have a one-time transition tax liability when we finalize the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
The re-measurement of our deferred tax balances, any transition tax and interpretation of the new law are provisional subject to clarifications of the new legislation and final calculations. Any future changes to the provisional estimates, related to the Tax Act, will be reflected as a change in estimate in the period in which the change in estimate is made in accordance with SAB 118.
4. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	At March 31, 2018	At December 31, 2017
Vacation ownership notes receivable — securitized	$725,835	$814,011
Vacation ownership notes receivable — non-securitized
Eligible for securitization(1)	249,743	141,324
Not eligible for securitization(1)	157,205	159,217
Subtotal	406,948	300,541
Total vacation ownership notes receivable	$1,132,783	$1,114,552
_________________________

(1)	Refer to Footnote 5 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
The following tables show future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at March 31, 2018:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2018, remaining	$39,103	$60,111	$99,214
2019	39,316	79,419	118,735
2020	33,072	84,362	117,434
2021	30,317	86,909	117,226
2022	30,860	85,578	116,438
Thereafter	234,280	329,456	563,736
Balance at March 31, 2018	$406,948	$725,835	$1,132,783
Weighted average stated interest rate at March 31, 2018	11.8%	12.5%	12.2%
Range of stated interest rates at March 31, 2018	0.0% to 18.0%	4.9% to 18.0%	0.0% to 18.0%

We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Interest income associated with vacation ownership notes receivable — securitized	$25,371	$23,346
Interest income associated with vacation ownership notes receivable — non-securitized	8,327	7,010
Total interest income associated with vacation ownership notes receivable	$33,698	$30,356

We record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. See “Financing Revenues” in Footnote 2 “Revenue” for further information.

The following table summarizes the activity related to our vacation ownership notes receivable reserve for the first quarter of 2018:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Balance at December 31, 2017	$58,292	$60,828	$119,120
Increase in vacation ownership notes receivable reserve	7,689	1,304	8,993
Clean-up call(1)	1,368	(1,368)	—
Write-offs	(9,438)	—	(9,438)
Defaulted vacation ownership notes receivable repurchase activity(2)	6,791	(6,791)	—
Balance at March 31, 2018	$64,702	$53,973	$118,675
_________________________

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

(2)
Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default and fully reserve such amounts. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Asia Pacific or Europe, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.08 percent and 7.16 percent as of March 31, 2018 and December 31, 2017, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our vacation ownership notes receivable reserve of $6.0 million as of both March 31, 2018 and December 31, 2017.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2018	$38,655	$8,673	$47,328
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2017	$38,786	$7,428	$46,214
Average investment in vacation ownership notes receivable on non-accrual status during the first quarter of 2018	$38,721	$8,051	$46,772
Average investment in vacation ownership notes receivable on non-accrual status during the first quarter of 2017	$40,836	$7,333	$48,169

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of March 31, 2018:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$9,857	$17,554	$27,411
91 – 150 days past due	5,140	8,673	13,813
Greater than 150 days past due	33,515	—	33,515
Total past due	48,512	26,227	74,739
Current	423,138	753,581	1,176,719
Total vacation ownership notes receivable	$471,650	$779,808	$1,251,458
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 31, 2017:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$7,109	$18,553	$25,662
91 – 150 days past due	4,341	7,428	11,769
Greater than 150 days past due	34,445	—	34,445
Total past due	45,895	25,981	71,876
Current	312,938	848,858	1,161,796
Total vacation ownership notes receivable	$358,833	$874,839	$1,233,672

5. FINANCIAL INSTRUMENTS
The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts receivable, Accounts payable, Advance deposits and Accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At March 31, 2018		At December 31, 2017
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable — securitized	$725,835	$841,564	$814,011	$954,743
Vacation ownership notes receivable — non-securitized	406,948	437,471	300,541	320,767
Other assets	22,497	22,497	13,708	13,708
Total financial assets	$1,155,280	$1,301,532	$1,128,260	$1,289,218
Non-recourse debt associated with vacation ownership notes receivable securitizations, net	$(749,521)	$(743,442)	$(834,889)	$(836,028)
Convertible notes, net	(194,147)	(252,655)	(192,518)	(259,884)
Non-interest bearing note payable, net	(61,437)	(61,437)	(60,560)	(60,560)
Total financial liabilities	$(1,005,105)	$(1,057,534)	$(1,087,967)	$(1,156,472)
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
The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At March 31, 2018		At December 31, 2017
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization	$249,743	$280,266	$141,324	$161,550
Not eligible for securitization	157,205	157,205	159,217	159,217
Total non-securitized	$406,948	$437,471	$300,541	$320,767

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
Other Assets
We estimate the fair value of our other assets that are financial instruments using Level 2 inputs. These assets consist of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value.
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
Convertible Notes
We estimate the fair value of our Convertible Notes (as defined in Footnote 10 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which the Convertible Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The difference between the carrying value and the fair value is primarily attributed to the underlying conversion feature, and the spread between the conversion price and the market value of the shares underlying the Convertible Notes.

Non-Interest Bearing Note Payable
The carrying value of our non-interest bearing note payable issued in connection with the acquisition of vacation ownership units located on the Big Island of Hawaii approximates fair value, because the imputed interest rate used to discount this note payable is consistent with current market rates.
6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Marco Island, Florida
During the first quarter of 2018, we acquired 20 completed vacation ownership units located at our resort in Marco Island, Florida for $23.9 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory. See Footnote 9 “Contingencies and Commitments” for information on our remaining commitment related to this property.
7. EARNINGS PER SHARE
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
Our calculation of diluted earnings per share reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of March 31, 2018, there was no dilutive impact from the Convertible Notes for the first quarter of 2018.
The shares issuable on exercise of the Warrants (as defined in Footnote 10 “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price, which was adjusted during the first quarter of 2018 to $176.55, as described in Footnote 10 “Debt.” If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote 10 “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted earnings per share.

The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2018(1)	March 31, 2017(1)
Computation of Basic Earnings Per Share
Net income	$35,981	$27,890
Shares for basic earnings per share	26,685	27,251
Basic earnings per share	$1.35	$1.02
Computation of Diluted Earnings Per Share
Net income	$35,981	$27,890
Shares for basic earnings per share	26,685	27,251
Effect of dilutive shares outstanding
Employee stock options and SARs	434	458
Restricted stock units	187	191
Shares for diluted earnings per share	27,306	27,900
Diluted earnings per share	$1.32	$1.00
_________________________

(1)
The computations of diluted earnings per share exclude approximately 307,000 and 312,000 shares of common stock, the maximum number of shares issuable as of March 31, 2018 and March 31, 2017, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the first quarter of 2018, we excluded from our calculation of diluted earnings per share 56,649 shares underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock because the exercise price of $143.38 of such SARs was greater than the average market price for the applicable period.
For the first quarter of 2017, we excluded from our calculation of diluted earnings per share 81,977 shares underlying SARs that may be settled in shares of common stock because the exercise price of $97.53 of such SARs was greater than the average market price for the applicable period.
8. INVENTORY
The following table shows the composition of our inventory balances:

($ in thousands)	At March 31, 2018	At December 31, 2017
Finished goods(1)	$371,505	$391,040
Work-in-progress	—	2,315
Land and infrastructure(2)	350,368	330,002
Real estate inventory	721,873	723,357
Operating supplies and retail inventory	5,096	5,022
	$726,969	$728,379
_________________________

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes $60.5 million of inventory related to estimated future foreclosures at March 31, 2018.
We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products decreased carrying values of inventory by $0.8 million and $0.9 million during the first quarter of 2018 and the first quarter of 2017, respectively.
In addition to the above, at March 31, 2018, we had $48.5 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products. Furthermore, at March 31, 2018, we also had $454.9 million of commitments to acquire completed vacation ownership units as discussed below in Footnote 9 “Contingencies and Commitments.”

9. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of March 31, 2018, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $27.0 million, of which we expect $9.8 million, $9.6 million, $5.2 million, $0.9 million, $0.8 million and $0.7 million will be paid in 2018, 2019, 2020, 2021, 2022 and thereafter, respectively.

•
We have a commitment to purchase an operating property located in New York, New York for $170.2 million, of which $7.2 million is attributed to a related capital lease arrangement and recorded in Debt. We expect to acquire the units in the property in their current form, over time, and we are committed to make payments for these units of $108.5 million and $61.7 million in 2019 and 2020, respectively. We currently manage this property, which we have rebranded as Marriott Vacation Club Pulse, New York City. See Footnote 13 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

•
We have a commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Asia Pacific segment, contingent upon completion of construction to agreed-upon standards within specified timeframes. We expect to complete the acquisition in 2019 and to make payments with respect to these units when specific construction milestones are completed, as follows: $3.9 million in 2018, $30.9 million in 2019 and $1.9 million in 2020.

•
We have a remaining commitment to purchase vacation ownership units located at our resort in Marco Island, Florida for $84.5 million, which we expect will be paid in 2019. See Footnote 6 “Acquisitions and Dispositions” and Footnote 13 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

•
During the first quarter of 2018, we assigned a commitment to purchase an operating property located in San Francisco, California to a third-party developer in a capital efficient inventory arrangement. We expect to acquire the operating property in 2020 and to pay the purchase price of $163.5 million as follows: $100.0 million in 2020 and $63.5 million in 2021. See Footnote 13 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

Surety bonds issued as of March 31, 2018 totaled $34.5 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Additionally, as of March 31, 2018, we had $5.9 million of letters of credit outstanding under our $250.0 million revolving credit facility (the “Revolving Corporate Credit Facility”).
Loss Contingencies
In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units (owners of two of which subsequently agreed to release their claims) at the resort formerly known as The Ritz-Carlton Club & Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint in Circuit Court for Maui County, Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleges breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint includes injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. Trial is scheduled for September 2018. We dispute the material allegations in the amended complaint and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

In June 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests (owners of two of which subsequently agreed to release their claims) at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The plaintiffs allege that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought includes compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. The Circuit Court set the case for trial beginning in January 2019. We dispute the material allegations in the amended complaint and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In May 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of 69 fractional interests at the RCC San Francisco. The plaintiffs allege that the affiliation of the RCC San Francisco with our points-based Marriott Vacation Club Destinations (“MVCD”) program, certain alleged sales practices, and other acts we and the other defendants allegedly took caused an actionable decrease in the value of their fractional interests. The relief sought includes, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. Plaintiffs filed an amended complaint in April 2016. We filed a motion to dismiss, which the Court granted in part and denied in part in September 2017. The Court also granted leave to plaintiffs to file a second amended complaint, which plaintiffs filed in October 2017. In November 2017, we filed a motion to dismiss the second amended complaint. In February 2018, the Court granted our motion to dismiss in part and dismissed with prejudice plaintiffs’ claims regarding the existence of a fiduciary duty and breach of that duty. The Court also dismissed plaintiffs’ fraud claims; plaintiffs were permitted to reassert those claims but did not do so. Trial is scheduled for September 2018. We dispute the plaintiffs’ material allegations and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In March 2017, RCHFU, L.L.C. and other owners of 232 fractional interests at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) served an amended complaint in an action pending in the court against us, certain of our subsidiaries, and other third party defendants. The U.S. District Court for the District of Colorado has ordered that no further amendments will be permitted. The amended complaint alleges that the plaintiffs’ fractional interests were devalued by the affiliation of RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. We filed a motion to dismiss the amended complaint, which the Court granted in part and denied in part in March 2018. In February 2018, plaintiffs filed a motion seeking to add a claim for punitive damages to their complaint. We opposed the motion. The motion remains pending. We dispute the plaintiffs’ material allegations and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
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

10. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in thousands)	At March 31, 2018	At December 31, 2017
Vacation ownership notes receivable securitizations, gross(1)	$758,791	$845,131
Unamortized debt issuance costs	(9,270)	(10,242)
	749,521	834,889

Convertible notes, gross(2)	230,000	230,000
Unamortized debt discount and issuance costs	(35,853)	(37,482)
	194,147	192,518

Non-interest bearing note payable	63,558	63,558
Unamortized debt discount(3)	(2,121)	(2,998)
	61,437	60,560

Other debt, gross	27	27
Unamortized debt issuance costs	(3)	(2)
	24	25

Capital leases	7,221	7,221
	$1,012,350	$1,095,213
_________________________

(1)	Interest rates as of March 31, 2018 range from 2.2% to 6.3% with a weighted average interest rate of 2.4%.

(2)	The effective interest rate as of March 31, 2018 was 4.7%.

(3)	Debt discount based on imputed interest rate of 6.0%.
See Footnote 13 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and our non-recourse warehouse credit facility (the “Warehouse Credit Facility”).
The following table shows scheduled future principal payments for our debt as of March 31, 2018:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations(1)	Convertible Notes	Non-Interest Bearing Note Payable	Other Debt	Capital Leases	Total
Principal Payments Year
2018, remaining	$61,728	$—	$32,680	$—	$—	$94,408
2019	80,931	—	30,878	—	7,221	119,030
2020	85,333	—	—	—	—	85,333
2021	88,191	—	—	—	—	88,191
2022	87,300	230,000	—	—	—	317,300
Thereafter	355,308	—	—	27	—	355,335
	$758,791	$230,000	$63,558	$27	$7,221	$1,059,597
_________________________

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
We paid cash for interest, net of amounts capitalized, of $7.3 million and $4.8 million in the 2018 first quarter and the 2017 first quarter, respectively.

Debt Associated with Vacation Ownership Notes Receivable Securitizations
Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the 2018 first quarter, and as of March 31, 2018, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of March 31, 2018, we had 7 securitized vacation ownership notes receivable pools outstanding.
Convertible Notes
During the third quarter of 2017, we issued $230.0 million aggregate principal amount of 1.50% Convertible Senior Notes due 2022 (the “Convertible Notes”). The Convertible Notes were convertible at an initial rate of 6.7482 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $148.19 per share of our common stock). The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes and was adjusted during the first quarter of 2018 to 6.7532 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $148.08 per share of our common stock) when we declared a quarterly dividend of $0.40 per share, which was greater than the quarterly dividend at the time of the issuance of the Convertible Notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
Holders may convert their Convertible Notes prior to June 15, 2022 only under certain circumstances. We may not redeem the Convertible Notes prior to their maturity date. If we undergo a fundamental change, as described in the indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes, at a repurchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. If certain fundamental changes referred to in the indenture as make-whole fundamental changes occur, the conversion rate applicable to the Convertible Notes may increase.
In accounting for the issuance of the Convertible Notes, we separated the Convertible Notes into liability and equity components and allocated $196.8 million to the liability component and $33.2 million to the equity component. The resulting debt discount is amortized as interest expense. We also incurred issuance costs of $7.3 million related to the Convertible Notes. As of March 31, 2018, the remaining discount amortization period was 4.5 years.
The following table shows the net carrying value of the Convertible Notes:

($ in thousands)	At March 31, 2018	At December 31, 2017
Liability component
Principal amount	$230,000	$230,000
Unamortized debt discount	(30,248)	(31,596)
Unamortized debt issuance costs	(5,605)	(5,886)
Net carrying amount of the liability component	$194,147	$192,518

Carrying amount of equity component, net of issuance costs	$32,573	$32,573
The following table shows interest expense information related to the Convertible Notes:

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Contractual interest expense	$862	$—
Amortization of debt discount	1,348	—
Amortization of debt issuance costs	281	—
	$2,491	$—

Convertible Note Hedges and Warrants
In connection with the offering of the Convertible Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock (“Convertible Note Hedges”), covering a total of approximately 1.55 million shares of our common stock. The Convertible Note Hedges have a strike price that initially corresponds to the initial conversion price of the Convertible Notes, are subject to anti-dilution provisions substantially similar to those of the Convertible Notes, are exercisable by us upon any conversion under the Convertible Notes, and expire when the Convertible Notes mature.
Concurrently with the entry into the Convertible Note Hedges, we separately entered into privately-negotiated warrant transactions (the “Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share, which was adjusted during the first quarter of 2018 to $176.55 per share when we declared a quarterly dividend of $0.40 per share, which was greater than the quarterly dividend at the time of the issuance of the Convertible Notes.
Taken together, the Convertible Note Hedges and the Warrants are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion of the Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the Convertible Notes and to effectively increase the overall initial conversion price from $148.19 (or a conversion premium of 30 percent) to $176.68 per share (or a conversion premium of 55 percent). The Warrants will expire in ratable portions on a series of expiration dates commencing on December 15, 2022.
The Convertible Notes, the Convertible Note Hedges and the Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of March 31, 2018, no Convertible Note Hedges or Warrants have been exercised.
Revolving Corporate Credit Facility
The Revolving Corporate Credit Facility, which terminates on August 16, 2022, has a borrowing capacity of $250.0 million, including a letter of credit sub-facility of $30.0 million, and provides support for our business, including ongoing liquidity and letters of credit. Borrowings under this facility generally bear interest at a floating rate plus an applicable margin that varies from 0.50 percent to 2.75 percent depending on the type of loan and our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 basis points per annum to 40 basis points per annum, also depending on our credit rating.
No cash borrowings were outstanding as of March 31, 2018 under our Revolving Corporate Credit Facility. Any amounts borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. As of March 31, 2018, we were in compliance with the applicable financial and operating covenants under the Revolving Corporate Credit Facility.
Warehouse Credit Facility
The Warehouse Credit Facility, which has a borrowing capacity of $250.0 million, allows for the securitization of vacation ownership notes receivable on a non-recourse basis. During the first quarter of 2018, we amended certain agreements associated with this facility, and as a result, the revolving period was extended to March 13, 2020, certain unused facility fees were reduced and a reserve option was added to provide flexibility in complying with hedging requirements of the facility. The other terms of the Warehouse Credit Facility are substantially similar to those in effect prior to the execution of the amendment. If the Warehouse Credit Facility is not renewed prior to termination, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility.
As of March 31, 2018, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.

11. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 31, 2018, there were 36,976,481 shares of Marriott Vacations Worldwide common stock issued, of which 26,564,521 shares were outstanding and 10,411,960 shares were held as treasury stock. At December 31, 2017, there were 36,861,843 shares of Marriott Vacations Worldwide common stock issued, of which 26,461,296 shares were outstanding and 10,400,547 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 31, 2018 or December 31, 2017.
The following table details changes in shareholders’ equity during the quarter ended March 31, 2018:

($ in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at December 31, 2017	$369	$(694,233)	$1,188,538	$16,745	$529,396	$1,040,815
Net income	—	—	—	—	35,981	35,981
Foreign currency translation adjustments	—	—	—	6,225	—	6,225
Derivative instrument adjustment	—	—	—	19	—	19
Amounts related to share-based compensation	1	—	(4,587)	—	—	(4,586)
Repurchase of common stock	—	(1,882)	—	—	—	(1,882)
Dividends	—	—	—	—	(10,668)	(10,668)
Employee stock plan issuance	—	171	155	—	—	326
Balance at March 31, 2018	$370	$(695,944)	$1,184,106	$22,989	$554,709	$1,066,230

Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2017	10,440,505	$696,744	$66.73
For the first quarter of 2018	13,969	1,882	134.70
As of March 31, 2018	10,454,474	$698,626	$66.83

On August 1, 2017, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock under our existing share repurchase program and extended the duration of the program through May 31, 2018. As of March 31, 2018, our Board of Directors had authorized the repurchase of an aggregate of up to 11.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of March 31, 2018, 1.4 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
Dividends
We declared cash dividends to holders of common stock during the first quarter of 2018 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 16, 2018	March 1, 2018	March 15, 2018	$0.40

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

12. SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”) for the benefit of our officers, directors and employees. Under the Stock Plan, we award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs relating to our common stock and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the Stock Plan. As of March 31, 2018, 1.3 million shares were available for grants under the Stock Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees:

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Service based RSUs	$2,007	$1,966
Performance based RSUs	1,096	851
	3,103	2,817
SARs	498	459
Stock options	—	—
	$3,601	$3,276

The following table details our deferred compensation costs related to unvested awards:

($ in thousands)	At March 31, 2018	At December 31, 2017
Service based RSUs	$17,845	$8,918
Performance based RSUs	9,475	4,752
	27,320	13,670
SARs	3,036	999
Stock options	—	—
	$30,356	$14,669

Restricted Stock Units
We granted 81,431 service based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $139.46, to our employees and non-employee directors during the first quarter of 2018. During the first quarter of 2018, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 72,000 RSUs may be earned under the performance-based RSU awards granted during the first quarter of 2018.
Stock Appreciation Rights
We granted 56,649 SARs, with a weighted average grant-date fair value of $44.75 and a weighted average exercise price of $143.38, to members of management during the first quarter of 2018. We use the Black-Scholes model to estimate the fair value of the SARs granted. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first quarter of 2018:

Expected volatility	30.78%
Dividend yield	1.11%
Risk-free rate	2.68%
Expected term (in years)	6.25

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
The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at March 31, 2018:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$725,835	$—	$725,835
Interest receivable	4,816	—	4,816
Restricted cash	34,987	—	34,987
Total	$765,638	$—	$765,638
Consolidated Liabilities
Interest payable	$570	$46	$616
Debt	758,791	—	758,791
Total	$759,361	$46	$759,407
The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the first quarter of 2018:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$25,371	$—	$25,371
Interest expense to investors	$5,048	$344	$5,392
Debt issuance cost amortization	$973	$241	$1,214
Administrative expenses	$143	$42	$185

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Cash Inflows
Principal receipts	$65,692	$55,854
Interest receipts	26,095	23,659
Reserve release	719	187
Total	92,506	79,700
Cash Outflows
Principal to investors	(57,557)	(48,015)
Voluntary repurchases of defaulted vacation ownership notes receivable	(6,791)	(6,325)
Voluntary clean-up call	(21,993)	—
Interest to investors	(5,102)	(4,472)
Total	(91,443)	(58,812)
Net Cash Flows	$1,063	$20,888
The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Cash Inflows
Total	$—	$—
Cash Outflows
Interest to investors	(344)	(344)
Total	(344)	(344)
Net Cash Flows	$(344)	$(344)

Under the terms of our vacation ownership notes receivable securitizations, we have the right at our option to repurchase defaulted vacation ownership notes receivable at the outstanding principal balance. The transaction documents typically limit such repurchases to 20 percent of the transaction’s initial vacation ownership notes receivable principal balance. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.
Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California. Refer to Footnote 9 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the operating property from the third party developer unless the developer has sold the property to another party. The operating property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the operating property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of March 31, 2018, our Balance Sheet reflected a note receivable of $0.5 million from this variable interest entity, included in the Accounts receivable line. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1.0 million as of March 31, 2018.
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote 9 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of March 31, 2018, our Balance Sheet reflected $8.2 million in Property and equipment related to a capital lease and leasehold improvements and $7.2 million in Debt related to the capital lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of $0.5 million is included in the Accounts receivable line on the Balance Sheet as of March 31, 2018. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1.0 million as of March 31, 2018.

Pursuant to a commitment to repurchase an operating property located in Marco Island, Florida that was previously sold to a third-party developer, we acquired 36 completed vacation ownership units during the second quarter of 2017 and 20 completed vacation ownership units during the first quarter of 2018. See Footnote 6 “Acquisitions and Dispositions” for additional information on the transaction that occurred during the first quarter of 2018. We remain obligated to repurchase the remaining portion of the operating property. See Footnote 9 “Contingencies and Commitments” for additional information on our remaining commitment. The developer is a variable interest entity for which we are not the primary beneficiary as we do not control the variable interest entity’s development activities and cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of March 31, 2018, our Balance Sheet reflected $2.8 million of Inventory, $2.4 million of Other assets that relate to prepaid and other deposits, and $6.2 million of Other liabilities that relate to the deferral of gain recognition on the previous sale transaction and the deferral of revenue for development management services for the remaining purchase commitment, both of which will reduce our basis in the asset if we repurchase the property. In addition, a note receivable of $0.5 million and other receivables of $0.4 million are included in the Accounts receivable line on the Balance Sheet as of March 31, 2018. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1.0 million as of March 31, 2018.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a variable interest entity. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At March 31, 2018, the value of the assets held in the rabbi trust was $22.5 million, which is included in the Other line within assets on our Balance Sheets.
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

•	In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.
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

Revenues

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
North America	$528,457	$488,072
Asia Pacific	18,864	15,234
Europe	23,528	24,994
Total segment revenues	570,849	528,300
Corporate and other	—	—
	$570,849	$528,300

Net Income

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
North America	$107,906	$98,465
Asia Pacific	(1,080)	(151)
Europe	(814)	(416)
Total segment financial results	106,012	97,898
Corporate and other	(59,322)	(54,033)
Provision for income taxes	(10,709)	(15,975)
	$35,981	$27,890

Assets

($ in thousands)	At March 31, 2018	At December 31, 2017
North America	$2,123,407	$2,087,904
Asia Pacific	134,391	128,490
Europe	68,545	62,430
Total segment assets	2,326,343	2,278,824
Corporate and other	433,608	565,758
	$2,759,951	$2,844,582

15. ADOPTION IMPACT OF NEW REVENUE STANDARD
As discussed in Footnote 1 “Summary of Significant Accounting Policies,” the FASB issued ASU 2014-09 in 2014, which, as amended, created ASC 606. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also contains significant new disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606 effective January 1, 2018, on a retrospective basis and restated our previously reported historical results as shown in the tables below. The cumulative impact of the adoption of the new Revenue Standard on our opening retained earnings as of January 2, 2016, the first day of our 2016 fiscal year, was $2.7 million.
Upon adoption of the new Revenue Standard, recognition of revenue from the sale of vacation ownership products that is deemed collectible is now deferred from the point in time at which the statutory rescission period expires to closing, when control of the vacation ownership product is transferred to the customer. In addition, we aligned our assessment of collectibility of the transaction price for sales of vacation ownership products with our credit granting policies. We elected the practical expedient to expense all marketing and sales costs as they are incurred. Our consolidated cost reimbursements revenues and cost reimbursements expenses increased significantly, as all costs reimbursed to us by property owners’ associations are now reported on a gross basis upon adoption of the new Revenue Standard. In conjunction with the adoption of the new Revenue Standard we reclassified certain revenues and expenses.

As part of the adoption of the new Revenue Standard, we elected the following practical expedients and accounting policies:

•	We expense all marketing and sales costs that we incur to sell vacation ownership products when incurred.

•
In determining the transaction price for contracts from customers, we exclude all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-product transaction and collected by the entity from a customer (e.g., sales tax).

•
We do not disclose the amount of the transaction price allocated to the remaining performance obligations as of December 31, 2017 or provide an explanation of when we expect to recognize that amount as revenue.

The following tables present the impact of the adoption of the new Revenue Standard on our previously reported historical results for the periods presented:
Income Statement Impact

	Three Months Ended March 31, 2017
($ in thousands, except per share amounts)	As Reported	Adjustments	As Adjusted
REVENUES
Sale of vacation ownership products	$172,155	$(8,278)	$163,877
Resort management and other services	72,964	(5,545)	67,419
Financing	32,111	—	32,111
Rental	85,256	(17,577)	67,679
Cost reimbursements	123,633	73,581	197,214
TOTAL REVENUES	486,119	42,181	528,300
EXPENSES
Cost of vacation ownership products	42,620	1,151	43,771
Marketing and sales	100,661	(3,163)	97,498
Resort management and other services	41,645	(4,174)	37,471
Financing	4,017	—	4,017
Rental	70,432	(16,724)	53,708
General and administrative	27,539	—	27,539
Consumer financing interest	5,938	—	5,938
Royalty fee	16,070	—	16,070
Cost reimbursements	123,633	73,581	197,214
TOTAL EXPENSES	432,555	50,671	483,226
Losses and other expense, net	(59)	—	(59)
Interest expense	(781)	—	(781)
Other	(369)	—	(369)
INCOME BEFORE INCOME TAXES	52,355	(8,490)	43,865
Provision for income taxes	(18,655)	2,680	(15,975)
NET INCOME	$33,700	$(5,810)	$27,890

Earnings per share - Basic	$1.24	$(0.22)	$1.02
Earnings per share - Diluted	$1.21	$(0.21)	$1.00

Balance Sheet Impact

	As of December 31, 2017
($ in thousands)	As Reported	Adjustments	As Adjusted
ASSETS
Cash and cash equivalents	$409,059	$—	$409,059
Restricted cash	81,553	—	81,553
Accounts receivable, net	154,174	(62,515)	91,659
Vacation ownership notes receivable, net	1,119,631	(5,079)	1,114,552
Inventory	716,533	11,846	728,379
Property and equipment	252,727	—	252,727
Other	172,516	(5,863)	166,653
TOTAL ASSETS	$2,906,193	$(61,611)	$2,844,582
LIABILITIES AND EQUITY
Accounts payable	$145,405	$—	$145,405
Advance deposits	63,062	21,025	84,087
Accrued liabilities	168,591	(48,781)	119,810
Deferred revenue	98,286	(29,228)	69,058
Payroll and benefits liability	111,885	—	111,885
Deferred compensation liability	74,851	—	74,851
Debt, net	1,095,213	—	1,095,213
Other	13,155	316	13,471
Deferred taxes	90,725	(738)	89,987
TOTAL LIABILITIES	1,861,173	(57,406)	1,803,767

Preferred stock	—	—	—
Common stock	369	—	369
Treasury stock	(694,233)	—	(694,233)
Additional paid-in capital	1,188,538	—	1,188,538
Accumulated other comprehensive income	16,745	—	16,745
Retained earnings	533,601	(4,205)	529,396
TOTAL EQUITY	1,045,020	(4,205)	1,040,815
TOTAL LIABILITIES AND EQUITY	$2,906,193	$(61,611)	$2,844,582

Cash Flow Impact - Operating Activities

	Three Months Ended March 31, 2017
($ in thousands)	As Reported	Adjustments	As Adjusted
OPERATING ACTIVITIES
Net income	$33,700	$(5,810)	$27,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,191	—	5,191
Amortization of debt discount and issuance costs	1,386	—	1,386
Vacation ownership notes receivable reserve	12,042	672	12,714
Share-based compensation	3,276	—	3,276
Deferred income taxes	5,472	(2,433)	3,039
Net change in assets and liabilities:
Accounts receivable	34,586	(391)	34,195
Vacation ownership notes receivable originations	(112,832)	192	(112,640)
Vacation ownership notes receivable collections	76,068	—	76,068
Inventory	21,944	(2,143)	19,801
Other assets	(27,119)	415	(26,704)
Accounts payable, advance deposits and accrued liabilities	(30,179)	2,522	(27,657)
Deferred revenue	31,861	6,910	38,771
Payroll and benefit liabilities	(14,500)	—	(14,500)
Deferred compensation liability	4,147	—	4,147
Other liabilities	(242)	45	(197)
Other, net	903	21	924
Net cash provided by operating activities	$45,704	$—	$45,704

16. SUBSEQUENT EVENTS
Recent Acquisition Announcement
On April 30, 2018, we entered into an Agreement and Plan of Merger (“Merger Agreement”) under which we agreed to acquire, in a series of transactions, all of the outstanding shares of ILG, Inc. (“ILG”) in a cash and stock transaction with an implied equity value of approximately $4.7 billion as of that date. Under the Merger Agreement, shareholders of ILG will receive 0.165 shares of our common stock, par value $0.01 per share, and $14.75 in cash, without interest, for each share of ILG common stock, par value $0.01 per share, that they own immediately before these transactions. Consummation of these transactions is subject to customary conditions, including approval from shareholders of both MVW and ILG, receipt of any required regulatory approvals and other customary closing conditions.
We intend to finance the transaction through a combination of cash on hand and debt financing, and concurrently with the signing of the Merger Agreement, entered into a bridge facility commitment letter to provide for such financing. We are targeting to close the transaction by the end of the third quarter of 2018.

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
Our Financial Statements (as defined below), which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future. In order to make this report easier to read, we refer to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements of this Quarterly Report on Form 10-Q.
On January 1, 2018, the first day of our 2018 fiscal year, we adopted Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which, as amended, created Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), and refer to it as the new “Revenue Standard” throughout this Quarterly Report on Form 10-Q. We restated our previously reported historical results to conform with the adoption of the new Revenue Standard. See Footnote 1 “Summary of Significant Accounting Policies” to our Financial Statements for additional information on ASU 2014-09, as amended, and Footnote 15 “Adoption Impact of New Revenue Standard” to our Financial Statements for further discussion of the adoption and the impact on our previously reported historical results.
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
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of March 31, 2018, our portfolio consisted of over 65 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

2017 Hurricane Activity
During the third quarter of 2017, over 20 properties within our North America segment were negatively impacted by one or both of Hurricane Irma and Hurricane Maria (the “Hurricanes”). As a result of the mandatory evacuations, shutdowns and cancellations of reservations and scheduled tours resulting from the Hurricanes, the sales operations at several of our locations, primarily those located on St. Thomas (USVI) and on Marco Island and Singer Island in Florida, were adversely impacted along with rental and ancillary operations at those locations.
While many of the properties and sales centers impacted by the Hurricanes were fully or partially open by the end of September 2017, two resorts and a sales center on St. Thomas remained closed at the end of 2017. One resort and a modified sales gallery in St. Thomas opened in the middle of February 2018, and we expect the remaining resort in St. Thomas will be opened in the second half of 2018. Further, while some of the properties affected were fully or partially open by September 30, 2017, many of the operations at these locations will continue to ramp-up beyond the first quarter of 2018. We expect to submit insurance claims in 2018 for our business interruption losses as well as property damage experienced by both us and our owners’ associations from these Hurricanes; however, we cannot quantify the extent of any payment under such claims at this time.
Significant Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of vacation ownership products at closing, when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Sales of vacation ownership products may be made for cash or we may provide financing. In addition, we recognize settlement fees associated with the transfer of vacation ownership products and commission revenues from sales of vacation ownership products on behalf of third-parties, which we refer to as “resales revenue.”
We also provide sales incentives to certain purchasers. These sales incentives typically include Marriott Rewards points or an alternative sales incentive that we refer to as “plus points.” These plus points are redeemable for stays at our resorts or for use in the Explorer Collection, generally up to two years from the date of issuance. Typically, sales incentives are only awarded if the sale is closed.
As a result of the revenue recognition requirements included in ASC 606, there may be timing differences between the date of the contract with the customer and when revenue is recognized. When comparing results year-over-year, this timing difference may generate significant variances, which we refer to as the impact of revenue reportability.
Finally, as more fully described in “Financing” below, we record the difference between the vacation ownership note receivable and the consideration to which we expect to be entitled (also known as a vacation ownership notes receivable reserve or a sales reserve) as a reduction of revenues from the sale of vacation ownership products at the time we recognize revenues from a sale.
We report, on a supplemental basis, contract sales for each of our three segments. Contract sales consist of the total amount of vacation ownership product sales under contract signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third parties, which we refer to as “resales contract sales”. In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our Income Statements due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
Cost of vacation ownership products includes costs to develop and construct our projects (also known as real estate inventory costs), other non-capitalizable costs associated with the overall project development process and settlement expenses associated with closing process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or inventory costs for the project in a period, a non-cash adjustment is recorded on our Income Statements to true-up costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-up activity, will have a positive or negative impact on our Income Statements.
We refer to revenues from the sale of vacation ownership products less the cost of vacation ownership products and marketing and sales costs as development margin. Development margin percentage is calculated by dividing development margin by revenues from the sale of vacation ownership products.

Resort Management and Other Services
Our resort management and other services revenues include revenues generated from fees we earn for managing each of our resorts. In addition, we earn revenue for providing ancillary offerings, including food and beverage, retail, and golf and spa offerings, at our resorts. We also receive annual fees, club dues, and certain transaction-based fees from owners and other third parties, including external exchange service providers with which we are associated.
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
Resort management and other services expenses include costs to operate the food and beverage and other ancillary operations and overall customer support services, including reservations, and certain transaction-based expenses relating to external exchange service providers.
Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Year to Date Ended
	March 31, 2018	March 31, 2017
Average FICO score	740	740
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
Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 64.0 percent in the 2017 fiscal year and 61.7 percent in the 2018 first quarter. We expect to continue to offer financing incentive programs in 2018 and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
In the event of a default, we generally have the right to foreclose on or revoke the vacation ownership interest. We return vacation ownership interests that we reacquire through foreclosure or revocation back to inventory. As discussed above, we record a vacation ownership notes receivable reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products on our Income Statements. Historical default rates, which represent defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Year to Date Ended
	March 31, 2018	March 31, 2017
Historical default rates	0.7%	0.9%
Rental
We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs. For rental revenues associated with vacation ownership products which we own and which are registered for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with Accounting Standards Codification Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.

Rental revenues are primarily the revenues we earn from renting this inventory. We also recognize rental revenue from the utilization of plus points under the Marriott Vacation Club Destinations (“MVCD”) program when the points are redeemed for rental stays at one of our resorts or in the Explorer Collection.
Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternative usage options, including Marriott Rewards points and offerings available as part of the Explorer Collection, for owners who elect to exchange their inventory; and

•	Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services).
Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), and owner use and exchange behavior. In addition, rental metrics may not correlate with rental revenues due to the requirement to report certain rental revenues net of rental expenses in accordance with ASC 978 (as discussed above). Further, as our ability to rent certain luxury inventory and inventory in our Asia Pacific segment is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our vacation units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a master unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.
Cost Reimbursements
Cost reimbursements include direct and indirect costs that property owners’ associations reimburse to us. All costs, with the exception of taxes assessed by a governmental authority, reimbursed to us by property owners’ associations are reported on a gross basis. We recognize cost reimbursements when we incur the related reimbursable costs. Cost reimbursements consist of actual expenses with no added margin.
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

•
Volume per guest (“VPG”), which we calculate by dividing vacation ownership contract sales, excluding fractional sales, telesales, resales and other sales that are not attributed to a tour at a sales location, by the number of tours at sales locations in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.

Consolidated Results
The following discussion presents an analysis of our results of operations.

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
REVENUES
Sale of vacation ownership products	$174,789	$163,877
Resort management and other services	70,180	67,419
Financing	35,482	32,111
Rental	74,210	67,679
Cost reimbursements	216,188	197,214
TOTAL REVENUES	570,849	528,300
EXPENSES
Cost of vacation ownership products	46,363	43,771
Marketing and sales	105,934	97,498
Resort management and other services	37,778	37,471
Financing	4,248	4,017
Rental	55,899	53,708
General and administrative	29,435	27,539
Litigation settlement	(103)	—
Consumer financing interest	6,606	5,938
Royalty fee	14,824	16,070
Cost reimbursements	216,188	197,214
TOTAL EXPENSES	517,172	483,226
Gains (losses) and other income (expense), net	446	(59)
Interest expense	(4,317)	(781)
Other	(3,116)	(369)
INCOME BEFORE INCOME TAXES	46,690	43,865
Provision for income taxes	(10,709)	(15,975)
NET INCOME	$35,981	$27,890
Contract Sales
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Contract sales
North America	$187,144	$183,220	$3,924	2%
Asia Pacific	12,343	11,948	395	3%
Europe	4,174	4,450	(276)	(6%)
Total contract sales	$203,661	$199,618	$4,043	2%
The changes in contract sales are described within the discussions of our segment results below. We estimate the ongoing impact of the 2017 Hurricanes negatively impacted contract sales by $6 million in the 2018 first quarter. In addition, our 2017 first quarter had two additional days of sales due to the change to our financial reporting calendar at the beginning of 2017. Excluding both of these impacts, we estimate total contract sales would have increased 6 percent over the prior year period.

Sale of Vacation Ownership Products
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Contract sales	$203,661	$199,618	$4,043	2%
Less resales contract sales	(7,540)	(5,784)	(1,756)
Contract sales, net of resales	196,121	193,834	2,287
Plus:
Settlement revenue(1)	3,514	3,339	175
Resales revenue(1)	2,207	1,585	622
Revenue recognition adjustments:
Reportability	(11,509)	(14,148)	2,639
Sales reserve	(8,875)	(12,723)	3,848
Other(2)	(6,669)	(8,010)	1,341
Sale of vacation ownership products	$174,789	$163,877	$10,912	7%
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Revenue reportability had a negative impact in each of the 2018 first quarter and the 2017 first quarter due to an increase in unclosed contracts during such quarter.
The lower sales reserve reflected a lower required reserve in the 2018 first quarter due to lower default and delinquency activity.
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in our North America segment in the 2018 first quarter.
Development Margin
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Sale of vacation ownership products	$174,789	$163,877	$10,912	7%
Cost of vacation ownership products	(46,363)	(43,771)	(2,592)	(6%)
Marketing and sales	(105,934)	(97,498)	(8,436)	(9%)
Development margin	$22,492	$22,608	$(116)	(1%)
Development margin percentage	12.9%	13.8%	(0.9 pts)
The slight change in development margin reflected $6.3 million from higher marketing and sales costs and $0.4 million from an unfavorable mix of higher cost real estate inventory being sold, partially offset by the following:

•	$3.0 million from lower sales reserve activity;

•	$2.0 million of favorable revenue reportability compared to the 2017 first quarter;

•
$0.1 million of favorable changes in product cost true-up activity ($0.8 million of unfavorable true-up activity in the 2018 first quarter compared to $0.9 million of unfavorable true-up activity in the 2017 first quarter);

•	$1.1 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales); and

•	$0.4 million of lower other expenses.

The 0.9 percentage point decline in the development margin percentage reflected a 3.2 percentage point decline due to higher marketing and sales costs and a 0.3 percentage point decrease due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold in the 2018 first quarter, partially offset by a 1.5 percentage point increase from the lower sales reserve activity, a 1.0 percentage point increase due to the favorable revenue reportability year-over-year and a 0.1 percentage point increase due to the favorable changes in product cost true-up activity year-over-year.
Resort Management and Other Services Revenues, Expenses and Margin
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Management fee revenues	$24,174	$22,115	$2,059	9%
Ancillary revenues	28,499	27,269	1,230	5%
Other services revenues	17,507	18,035	(528)	(3%)
Resort management and other services revenues	70,180	67,419	2,761	4%
Resort management and other services expenses	(37,778)	(37,471)	(307)	(1%)
Resort management and other services margin	$32,402	$29,948	$2,454	8%
Resort management and other services margin percentage	46.2%	44.4%	1.8 pts
The increase in resort management and other services revenues reflected $2.1 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $1.3 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program and $1.2 million of higher ancillary revenues. These increases were partially offset by $1.8 million of lower refurbishment and other revenues due to a decrease in the number of refurbishment projects completed in the 2018 first quarter. The increase in ancillary revenues included $2.5 million of higher revenues from food and beverage and golf offerings at our resorts, partially offset by $0.7 million of lower revenue due to outsourcing multiple operations in our North America segment and $0.6 million of lower revenue due to the two St. Thomas resorts being closed for part or all of the first quarter of 2018 as a result of the 2017 Hurricanes.
The improvement in the resort management and other services margin reflected the increases in revenue, partially offset by $0.3 million of higher expenses. Compared to the 2017 first quarter, expenses in the 2018 first quarter included $2.1 million of higher ancillary expenses from food and beverage and golf offerings at our resorts and $0.5 million of higher customer service expenses and expenses associated with the MVCD program, partially offset by $1.0 million of lower ancillary expenses due to outsourcing multiple operations in our North America segment, $1.0 million of lower refurbishment expenses due to a decrease in the number of projects being refurbished in the 2018 first quarter and $0.3 million of lower ancillary expenses due to the two St. Thomas resorts being closed for part or all of the first quarter of 2018 as a result of the 2017 Hurricanes.
Financing Revenues, Expenses and Margin
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Interest income	$33,698	$30,356	$3,342	11%
Other financing revenues	1,784	1,755	29	2%
Financing revenues	35,482	32,111	3,371	10%
Financing expenses	(4,248)	(4,017)	(231)	(6%)
Consumer financing interest expense	(6,606)	(5,938)	(668)	(11%)
Financing margin	$24,628	$22,156	$2,472	11%
Financing propensity	61.7%	66.1%
The increase in financing revenues was due to a $150 million increase in the average gross vacation ownership notes receivable balance ($4.2 million), partially offset by financing program incentive costs ($0.6 million) and a decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.3 million).

The increase in financing margin reflected the higher financing revenues, partially offset by higher other expenses and higher consumer financing interest expense. The higher other expenses were due to an increase in variable expenses associated with the increase in the average gross vacation ownership notes receivable balance. The higher consumer financing interest expense was due to a higher average outstanding debt balance.
We expect financing propensity for the 2018 fiscal year to approximate 60 to 65 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
Rental Revenues, Expenses and Margin
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Rental revenues	$74,210	$67,679	$6,531	10%
Rental expenses	(55,899)	(53,708)	(2,191)	(4%)
Rental margin	$18,311	$13,971	$4,340	31%
Rental margin percentage	24.7%	20.6%	4.1 pts

	Three Months Ended		Change	% Change
	March 31, 2018	March 31, 2017
Transient keys rented(1)	332,908	326,339	6,569	2%
Average transient key rate	$235.15	$227.80	$7.35	3%
Resort occupancy	88.0%	87.6%	0.4 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.
The increase in rental revenues was due to a 3 percent higher average transient rate ($2.4 million), a 2 percent increase in transient keys rented ($1.5 million) driven by a 2 percent increase in available keys and $2.6 million of higher plus points and other revenue. Plus points are recognized as revenue when the points are redeemed.
The increase in rental margin reflected the higher rental revenues net of direct variable expenses (such as housekeeping) and the $2.6 million increase in plus points and other revenue, partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.
Cost Reimbursements
2018 First Quarter
Cost reimbursements increased $19.0 million, or 10 percent, over the 2017 first quarter, reflecting $14.6 million due to higher costs, $2.8 million due to additional managed unit weeks in the 2018 first quarter and a $1.6 million impact from foreign exchange rates in our Europe segment.
General and Administrative
2018 First Quarter
General and administrative expenses increased $1.9 million due to higher litigation costs as well as higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
Royalty Fee
2018 First Quarter
Royalty fee expense decreased $1.2 million in the 2018 first quarter due to $0.9 million of lower costs due to an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent) and a contractual decrease in the fixed portion of the royalty fee owed to Marriott International as a result of amendments to our licensing agreements with Marriott International entered into during the 2018 first quarter ($0.4 million), partially offset by an increase in the dollar volume of closings ($0.1 million).

Interest Expense
2018 First Quarter
Interest expense increased $3.5 million due to $2.2 million of interest expense associated with the Convertible Notes issued during the 2017 third quarter, $0.9 million of imputed interest on a non-interest bearing note payable associated with the acquisition of vacation ownership units located on the Big Island of Hawaii and a $0.4 million increase in other expenses.
Other
2018 First Quarter
During the 2018 first quarter, we incurred $3.1 million of other expenses, including $2.5 million of acquisition costs associated with the anticipated future capital efficient acquisition of the operating property in San Francisco, California and $0.7 million of other acquisition costs.
2017 First Quarter
During the 2017 first quarter, we incurred $0.4 million of acquisition costs.
Income Tax
2018 First Quarter
Our provision for income taxes decreased $5.3 million (from $16.0 million to $10.7 million) from the first quarter of 2017. The decrease was primarily due to the reduction of the U.S. corporate maximum tax rate from 35 percent to 21 percent as mentioned below, partially offset by increases in U.S. and foreign earnings.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The new U.S. tax legislation is subject to several complex provisions. We expect to finalize our provisional estimates related to the Tax Act by the fourth quarter of 2018. We expect future earnings to continue to be positively impacted largely due to the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent.
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

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Net income	$35,981	$27,890
Interest expense	4,317	781
Tax provision	10,709	15,975
Depreciation and amortization	5,601	5,191
EBITDA	56,608	49,837
Non-cash share-based compensation	3,601	3,276
Certain items	2,611	471
Adjusted EBITDA	$62,820	$53,584
2018 First Quarter
Certain items for the 2018 first quarter consisted of $3.2 million of acquisition costs, including $2.5 million of acquisition costs associated with the anticipated future capital efficient acquisition of the operating property in San Francisco, California and $0.7 million of other acquisition costs, partially offset by a $0.5 million favorable true up of previously recorded costs associated with Hurricane Irma and Hurricane Maria (recorded in gains and other income) and a $0.1 million true up of previously recorded litigation settlement expenses. These exclusions increased EBITDA by $2.6 million.
Certain items for the 2017 first quarter consisted of $0.4 million of acquisition costs and $0.1 million of losses and other expense. These exclusions increased EBITDA by $0.5 million.
Business Segments
Our business is grouped into three reportable business segments: North America, Asia Pacific and Europe. See Footnote 14 “Business Segments” to our Financial Statements for further information on our segments.
North America
The following discussion presents an analysis of our results of operations for the North America segment.

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
REVENUES
Sale of vacation ownership products	$160,696	$151,709
Resort management and other services	63,531	62,073
Financing	33,529	30,239
Rental	68,075	62,485
Cost reimbursements	202,626	181,566
TOTAL REVENUES	528,457	488,072
EXPENSES
Cost of vacation ownership products	40,985	38,923
Marketing and sales	93,383	87,422
Resort management and other services	32,283	32,969
Rental	47,183	46,054
Litigation settlement	(211)	—
Royalty fee	1,837	2,690
Cost reimbursements	202,626	181,566
TOTAL EXPENSES	418,086	389,624
Losses and other expense, net	(14)	(34)
Other	(2,451)	51
SEGMENT FINANCIAL RESULTS	$107,906	$98,465

Contract Sales
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Contract sales	$187,144	$183,220	$3,924	2%
We estimate the Hurricanes negatively impacted contract sales by $6 million in the 2018 first quarter. In addition, our 2017 first quarter had two additional days of sales due to the change to our financial reporting calendar at the beginning of 2017. Excluding both impacts, we estimate that total contract sales would have increased 7 percent over the prior year period.
The $3.9 million increase in North America vacation ownership contract sales reflected a $6.9 million increase in sales at on-site sales locations, partially offset by a $3.0 million decrease in sales at off-site (non tour-based) sales locations.
The increase in sales at North America on-site locations reflected a 3 percent increase in the number of tours and a 1 percent increase in VPG to $3,728 in the 2018 first quarter from $3,691 in the 2017 first quarter. The 3 percent increase in the number of tours was due to increases in both owner tours and first time buyer tours. In addition, the increase in the number of total tours reflected an increase of 5 percent from new sales locations, partially offset by a decrease of 2 percent from existing sales locations. The decrease at existing sales locations included a negative year over year impact at our St. Thomas sales gallery because it was closed for part of the 2018 first quarter as a result of the 2017 Hurricanes. The increase in VPG resulted from a 0.2 percentage point increase in closing efficiency and higher pricing. The sales at North America off-site locations were negatively impacted primarily by lower sales in Latin America.
Sale of Vacation Ownership Products
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Contract sales	$187,144	$183,220	$3,924	2%
Less resales contract sales	(7,212)	(5,784)	(1,428)
Contract sales, net of resales	179,932	177,436	2,496
Plus:
Settlement revenue(1)	3,492	3,287	205
Resales revenue(1)	2,130	1,585	545
Revenue recognition adjustments:
Reportability	(10,904)	(13,599)	2,695
Sales reserve	(7,974)	(9,767)	1,793
Other(2)	(5,980)	(7,233)	1,253
Sale of vacation ownership products	$160,696	$151,709	$8,987	6%
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Revenue reportability negatively impacted the 2018 first quarter due to an increase in unclosed contracts during the quarter. Revenue reportability negatively impacted the 2017 first quarter due to an increase in unclosed contracts during the quarter.
The lower sales reserve reflected a lower required reserve in the 2018 first quarter due to lower default and delinquency activity.
The decrease in other adjustments for sales incentives was driven by a decrease in the utilization of plus points as a sales incentive in the 2018 first quarter.

Development Margin
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Sale of vacation ownership products	$160,696	$151,709	8,987	6%
Cost of vacation ownership products	(40,985)	(38,923)	(2,062)	(5%)
Marketing and sales	(93,383)	(87,422)	(5,961)	(7%)
Development margin	$26,328	$25,364	$964	4%
Development margin percentage	16.4%	16.7%	(0.3 pts)
The increase in development margin reflected the following:

•	$2.1 million of favorable revenue reportability compared to the 2017 first quarter;

•	$1.5 million from lower sales reserve activity in the 2018 first quarter;

•	$1.0 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales); and

•
$0.4 million of favorable changes in product cost true-up activity ($0.6 million of unfavorable true-up activity in the 2018 first quarter compared to $1.0 million of unfavorable true-up activity in the 2017 first quarter).

These increases in development margin were partially offset by $3.6 million from higher marketing and sales costs, $0.3 million from an unfavorable mix of higher cost real estate inventory being sold and $0.1 million of lower other expenses.
The 0.3 percentage point decline in the development margin percentage reflected a 2.0 percentage point decline due to higher marketing and sales costs and a 0.2 percentage point decrease due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold in the 2018 first quarter. These declines were partially offset by a 1.0 percentage point increase from the favorable revenue reportability year-over-year, a 0.7 percentage point increase due to the lower sales reserve activity and a 0.2 percentage point increase due to the favorable changes in product cost true-up activity year-over-year.
Resort Management and Other Services Revenues, Expenses and Margin
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Management fee revenues	$21,563	$19,916	$1,647	8%
Ancillary revenues	25,397	24,688	709	3%
Other services revenues	16,571	17,469	(898)	(5%)
Resort management and other services revenues	63,531	62,073	1,458	2%
Resort management and other services expenses	(32,283)	(32,969)	686	2%
Resort management and other services margin	$31,248	$29,104	$2,144	7%
Resort management and other services margin percentage	49.2%	46.9%	2.3 pts
The increase in resort management and other services revenues reflected $1.6 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $1.0 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, and $0.7 million of higher ancillary revenues. These increases were partially offset by $1.8 million of lower refurbishment and other revenues due to a decrease in the number of refurbishment projects completed in the 2018 first quarter.
The increase in ancillary revenues included $2.0 million of higher revenues from food and beverage and golf offerings at our resorts, partially offset by $0.7 million of lower revenue due to outsourcing multiple operations and $0.6 million of lower revenue due to the two St. Thomas resorts being closed for part or all of the first quarter of 2018 as a result of the 2017 Hurricanes.

The increase in the resort management and other services margin reflected the increases in revenue and $0.7 million of lower expenses. The lower expenses included $1.0 million of lower refurbishment expenses due to a decrease in the number of projects being refurbished in the 2018 first quarter, $1.0 million of lower ancillary expenses due to outsourcing multiple operations and $0.3 million of lower ancillary expenses due to the two St. Thomas resorts being closed for part or all of the first quarter of 2018 as a result of the 2017 Hurricanes, partially offset by $0.5 million of higher customer service expenses and expenses associated with the MVCD program and $1.1 million of higher ancillary expenses from food and beverage and golf offerings at our resorts.
Financing Revenues
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Interest income	$31,776	$28,523	$3,253	11%
Other financing revenues	1,753	1,716	37	2%
Financing revenues	$33,529	$30,239	$3,290	11%
Financing propensity	61.3%	66.1%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance ($4.1 million), partially offset by higher financing program incentive costs ($0.6 million) and a decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.3 million). We expect financing propensity for the 2018 fiscal year to approximate 60 to 65 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
Rental Revenues, Expenses and Margin
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Rental revenues	$68,075	$62,485	$5,590	9%
Rental expenses	(47,183)	(46,054)	(1,129)	(2%)
Rental margin	$20,892	$16,431	$4,461	27%
Rental margin percentage	30.7%	26.3%	4.4 pts

	Three Months Ended		Change	% Change
	March 31, 2018	March 31, 2017
Transient keys rented(1)	309,506	304,946	4,560	1%
Average transient key rate	$234.15	$227.57	$6.58	3%
Resort occupancy	89.1%	88.5%	0.6 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.
The increase in rental revenues was due to a 3 percent increase in average transient rate ($2.0 million), $2.6 million of higher plus points and other revenue (plus points are recognized as revenue when the points are redeemed) and a 1 percent increase in transient keys rented ($1.0 million) from a 1 percent increase in available keys.
The increase in rental margin reflected higher rental revenues net of direct variable expenses (such as housekeeping) and the $2.6 million increase in plus points and other revenue, partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.

Asia Pacific
The following discussion presents an analysis of our results of operations for the Asia Pacific segment.

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
REVENUES
Sale of vacation ownership products	$11,246	$9,155
Resort management and other services	1,313	942
Financing	1,214	1,123
Rental	3,325	2,904
Cost reimbursements	1,766	1,110
TOTAL REVENUES	18,864	15,234
EXPENSES
Cost of vacation ownership products	3,146	2,058
Marketing and sales	8,637	6,763
Resort management and other services	1,111	872
Rental	5,026	4,326
Royalty fee	253	228
Cost reimbursements	1,766	1,110
TOTAL EXPENSES	19,939	15,357
Losses and other expense, net	—	(20)
Other	(5)	(8)
SEGMENT FINANCIAL RESULTS	$(1,080)	$(151)
Overview
In our Asia Pacific segment, we continue to identify opportunities for development margin growth and improvement. We plan to continue to focus on future inventory acquisitions with strong on-site sales locations. During the 2017 third quarter, we completed the purchase of 51 completed vacation ownership units, as well as a sales gallery and related amenities, in Bali, Indonesia. We expect to begin selling from this new location later in 2018.
Contract Sales
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Contract Sales	$12,343	$11,948	$395	3%
The increase in Asia Pacific vacation ownership contract sales was driven by a 9 percent increase in tours, partially offset by a 5 percent decrease in VPG. The increase in tours included a 2 percent increase from the new sales location in Surfers Paradise, Australia and a 7 percent increase at the existing sales locations. The decrease in VPG was driven by an increase in sales to first time buyers, which generally have a lower VPG than sales to existing owners.

Sale of Vacation Ownership Products
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Contract sales	$12,343	$11,948	$395	3%
Plus:
Settlement revenue(1)	14	46	(32)
Revenue recognition adjustments:
Reportability	203	(413)	616
Sales reserve	(681)	(1,836)	1,155
Other(2)	(633)	(590)	(43)
Sale of vacation ownership products	$11,246	$9,155	$2,091	23%
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
The lower sales reserve reflected a lower required reserve in the 2018 first quarter due to lower default and delinquency activity.
Development Margin
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Sale of vacation ownership products	$11,246	$9,155	$2,091	23%
Cost of vacation ownership products	(3,146)	(2,058)	(1,088)	(53%)
Marketing and sales	(8,637)	(6,763)	(1,874)	(28%)
Development margin	$(537)	$334	$(871)	(261%)
Development margin percentage	(4.8%)	3.6%	(8.4 pts)
The decrease in development margin reflected higher marketing and sales costs due to pre-opening expenses in Bali and tour generation costs to support future growth in the region, partially offset by the higher sale of vacation ownership products revenue net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).
Resort Management and Other Services Revenues, Expenses and Margin
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Management fee revenues	$772	$692	$80	12%
Ancillary revenues	45	—	45	NA
Other services revenues	496	250	246	98%
Resort management and other services revenues	1,313	942	371	39%
Resort management and other services expenses	(1,111)	(872)	(239)	(27%)
Resort management and other services margin	$202	$70	$132	189%
Resort management and other services margin percentage	15.4%	7.4%	8.0 pts
The increase in resort management and other services revenues reflected $0.2 million of higher annual club dues and other revenues and $0.1 million of higher management fees. The increase in the resort management and other services expenses primarily reflected higher customer service expenses and ancillary expenses associated with the new resort in Bali, Indonesia.

Table of Contents

Rental Revenues, Expenses and Margin
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Rental revenues	$3,325	$2,904	$421	14%
Rental expenses	(5,026)	(4,326)	(700)	(16%)
Rental margin	$(1,701)	$(1,422)	$(279)	(20%)
Rental margin percentage	(51.2%)	(49.0%)	(2.2 pts)
The increase in rental revenues was due to an increase in transient keys rented. The higher expenses were due to owners choosing alternative usage options and higher unsold maintenance fees in the 2018 first quarter.
Europe
The following discussion presents an analysis of our results of operations for the Europe segment.

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
REVENUES
Sale of vacation ownership products	$2,847	$3,013
Resort management and other services	5,336	4,404
Financing	739	749
Rental	2,810	2,290
Cost reimbursements	11,796	14,538
TOTAL REVENUES	23,528	24,994
EXPENSES
Cost of vacation ownership products	410	555
Marketing and sales	3,914	3,313
Resort management and other services	4,384	3,630
Rental	3,690	3,328
Litigation settlement	108	—
Royalty fee	40	46
Cost reimbursements	11,796	14,538
TOTAL EXPENSES	24,342	25,410
SEGMENT FINANCIAL RESULTS	$(814)	$(416)
Overview
In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.
Contract Sales
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Contract sales	$4,174	$4,450	$(276)	(6%)

Sale of Vacation Ownership Products
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Contract sales	$4,174	$4,450	$(276)	(6%)
Less resales contract sales	(328)	—	(328)
Contract sales, net of resales	3,846	4,450	(604)
Plus:
Settlement revenue(1)	8	6	2
Resales revenue(1)	77	—	77
Revenue recognition adjustments:
Reportability	(808)	(136)	(672)
Sales reserve	(220)	(1,120)	900
Other(2)	(56)	(187)	131
Sale of vacation ownership products	$2,847	$3,013	$(166)	(6%)
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Development Margin
2018 First Quarter

	Three Months Ended		Change	% Change
($ in thousands)	March 31, 2018	March 31, 2017
Sale of vacation ownership products	$2,847	$3,013	$(166)	(6%)
Cost of vacation ownership products	(410)	(555)	145	26%
Marketing and sales	(3,914)	(3,313)	(601)	(18%)
Development margin	$(1,477)	$(855)	$(622)	(73%)
Development margin percentage	(51.9%)	(28.4%)	(23.5 pts)

Corporate and Other

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
EXPENSES
Cost of vacation ownership products	$1,822	$2,235
Financing	4,248	4,017
General and administrative	29,435	27,539
Litigation settlement	—	—
Consumer financing interest	6,606	5,938
Royalty fee	12,694	13,106
TOTAL EXPENSES	54,805	52,835
Gains (losses) and other income (expense), net	460	(5)
Interest expense	(4,317)	(781)
Other	(660)	(412)
TOTAL FINANCIAL RESULTS	$(59,322)	$(54,033)
Corporate and Other consists of results not specifically attributable to an individual segment, including expenses in support of our financing operations, non-capitalizable development expenses incurred to support overall company development, company-wide general and administrative costs, corporate interest expense, consumer financing interest expense and the fixed royalty fee payable under the license agreements that we have with Marriott International.
Total Expenses
2018 First Quarter
Total expenses increased $2.0 million from the 2017 first quarter. The $2.0 million increase resulted from $1.9 million of higher general and administrative expenses, $0.7 million of higher consumer financing interest expense, and $0.2 million of higher financing expenses due to the increase in the average gross vacation ownership notes receivable balance, partially offset by $0.4 million of lower royalty fees due to amendments to our license agreements with Marriott International entered into during the 2018 first quarter and $0.4 million of lower cost of vacation ownership products expenses due to lower development expenses.
General and administrative expenses increased $1.9 million due to higher litigation costs as well as higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
The $0.7 million increase in consumer financing interest expense was due to a higher average outstanding debt balance.
Interest Expense
2018 First Quarter
Interest expense increased $3.5 million due to $2.2 million of interest expense associated with the Convertible Notes issued during the 2017 third quarter, $0.9 million of imputed interest on a non-interest bearing note payable associated with the acquisition of vacation ownership units located on the Big Island of Hawaii and a $0.4 million increase in other expenses.
Recent Accounting Pronouncements
See Footnote 1 “Summary of Significant Accounting Policies” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards. Further, see Footnote 15 “Adoption Impact of New Revenue Standard” to our Financial Statements for the impact of the adoption of ASU 2014-09, as amended, on our previously reported historical results.

Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($323.8 million at the end of the 2018 first quarter), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and our $250.0 million revolving credit facility (the “Revolving Corporate Credit Facility”). We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At the end of the 2018 first quarter, we had $1.1 billion of total gross debt outstanding, which included $758.8 million of non-recourse debt associated with vacation ownership notes receivable securitizations, $230.0 million of Convertible Notes and a $63.6 million non-interest bearing note payable issued in connection with the acquisition of completed vacation ownership units on the Big Island of Hawaii.
At the end of the 2018 first quarter, we had $721.9 million of real estate inventory on hand, comprised of $371.5 million of finished goods and $350.4 million of land and infrastructure. In addition, we had $48.5 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.
Our vacation ownership product offerings allow us to utilize our inventory efficiently. The majority of our sales are of points-based products, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we need to have only a few resorts under construction at any given time and can leverage successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs enable us to align our inventory acquisitions with the pace of sales of vacation ownership products.
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
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$23,254	$45,704
Investing activities	(11,763)	(13,254)
Financing activities	(118,700)	(81,229)
Effect of change in exchange rates on cash, cash equivalents and restricted cash	1,726	1,551
Net change in cash, cash equivalents and restricted cash	$(105,483)	$(47,228)
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
We minimize our working capital needs through cash management, strict credit-granting policies and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation-related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing of sales contracts for vacation ownership products, financing propensity and cash outlays for inventory acquisition and development.

In the 2018 first quarter, we generated $23.3 million of cash flows from operating activities, compared to $45.7 million in the 2017 first quarter. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations reflected higher inventory spending, higher payments related to employee benefits programs, timing of payments to property owners’ associations for maintenance fees collected on their behalf, and higher originations driven by higher contract sales, partially offset by higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable, and increased deposits on sales contracts for vacation ownership products.
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending Less Than Cost of Sales

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Inventory spending	$(38,330)	$(17,232)
Inventory costs	39,796	37,125
Inventory spending less than cost of sales	$1,466	$19,893
We measure our inventory capital efficiency by comparing the cash outflow for inventory spending (a cash item) to the amount of inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item).
Our inventory spending was less than inventory costs in the 2018 first quarter even as we satisfied a portion of our commitment to purchase vacation ownership units in our North America segment. We expect our inventory spending to be in line with inventory costs throughout the remainder of 2018. Inventory spending included the acquisition of 20 completed vacation ownership units located at our resort in Marco Island, Florida, for $23.9 million, as well as a deposit of $1.9 million for the purchase of completed vacation ownership units located in Bali, Indonesia. We entered into each of these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 6 “Acquisitions and Dispositions” and Footnote 9 “Contingencies and Commitments” to our Financial Statements for additional information regarding these transactions.
Our inventory spending was less than inventory costs in the 2017 first quarter. Our inventory spending increased throughout the remainder of 2017 as we satisfied our commitments to purchase vacation ownership units in our North America and Asia Pacific segments that we had entered into in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Vacation ownership notes receivable collections — non-securitized	$24,394	$20,214
Vacation ownership notes receivable collections — securitized	54,605	55,854
Vacation ownership notes receivable originations	(105,378)	(112,640)
Vacation ownership notes receivable collections less than originations	$(26,379)	$(36,572)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the 2018 first quarter, as compared to the 2017 first quarter, due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the 2018 first quarter decreased due to a decrease in financing propensity to 61.7 percent for the 2018 first quarter compared to 66.1 percent for the 2017 first quarter.

Cash from Investing Activities

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Capital expenditures for property and equipment (excluding inventory)	$(2,763)	$(5,055)
Purchase of company owned life insurance	(9,000)	(8,200)
Dispositions, net	—	1
Net cash used in investing activities	$(11,763)	$(13,254)
Capital Expenditures for Property and Equipment
Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.
In the 2018 first quarter, capital expenditures for property and equipment of $2.8 million included $2.2 million to support business operations (including $1.5 million for ancillary and other operations assets and $0.7 million for sales locations) and $0.6 million for technology spending.
In the 2017 first quarter, capital expenditures for property and equipment of $5.1 million included $4.6 million to support business operations (including $2.5 million for sales locations and $2.1 million for ancillary and other operations assets) and $0.5 million for technology spending.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. During the 2018 first quarter, we paid $9.0 million to acquire these policies.
Cash from Financing Activities

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Repayment of debt related to securitization transactions	$(86,341)	$(54,340)
Debt issuance costs	(976)	(1,219)
Repurchase of common stock	(1,882)	—
Payment of dividends	(21,255)	(19,010)
Payment of withholding taxes on vesting of restricted stock units	(8,261)	(6,644)
Other, net	15	(16)
Net cash used in financing activities	$(118,700)	$(81,229)
Repayment of Debt Related to Securitization Transactions
We reflect repayments of bonds associated with vacation ownership notes receivable securitizations and repayments on the Warehouse Credit Facility (including vacation ownership notes receivable repurchases) as “Repayment of debt related to securitization transactions.” At March 31, 2018, $267.4 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote 10 “Debt” to our Financial Statements for additional information regarding our Warehouse Credit Facility.
Debt Issuance Costs
In the 2018 first quarter, we incurred $1.0 million of debt issuance costs associated with the amendment and extension of the Warehouse Credit Facility.
In the 2017 first quarter, we incurred $1.2 million of debt issuance costs associated with the amendment and extension of the Warehouse Credit Facility.

Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2017	10,440,505	$696,744	$66.73
For the first quarter of 2018	13,969	1,882	134.70
As of March 31, 2018	10,454,474	$698,626	$66.83
See Footnote 11 “Shareholders’ Equity” to our Financial Statements for further information related to our share repurchase program.
Dividends
We distributed cash dividends to holders of common stock during the 2018 first quarter as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 7, 2017	December 21, 2017	January 4, 2018	$0.40
February 16, 2018	March 1, 2018	March 15, 2018	$0.40
We currently expect to pay quarterly cash dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. In addition, our Revolving Corporate Credit Facility contains restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. Further, the Merger Agreement, as defined in Part II, Item 1A Risk Factors restricts our ability to pay dividends other than our regular quarterly dividends until the ILG Combination, referenced therein, is completed. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no significant changes to our “Contractual Obligations and Off-Balance Sheet Arrangements” as reported in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017, other than as set forth below.
As of March 31, 2018, net debt decreased by $82.8 million to $1,012.4 million compared to $1,095.2 million at December 31, 2017, mainly due to a decrease of $85.4 million related to repayments of non-recourse debt associated with vacation ownership notes receivable securitizations. See Footnote 10 “Debt” to our Financial Statements for additional information.
As of March 31, 2018, future debt payments to be paid out of collections from our vacation ownership notes receivable, including principal and interest, totaled $850.5 million and were due as follows: $76.1 million remaining in 2018; $98.3 million in 2019; $99.6 million in 2020; $100.0 million in 2021; $97.0 million in 2022; and $379.5 million thereafter.
During the first quarter of 2018, we acquired 20 completed vacation ownership units located at our resort in Marco Island, Florida for $23.9 million related to a previous commitment. We have a remaining commitment of $84.5 million, which we expect will be paid in 2019. See Footnote 6 “Acquisitions and Dispositions” and Footnote 13 “Variable Interest Entities” to our Financial Statements for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.
During the first quarter of 2018, we assigned a commitment to purchase an operating property located in San Francisco, California to a third-party developer in a capital efficient inventory arrangement. We expect to acquire the operating property in 2020 and to pay the purchase price of $163.5 million as follows: $100.0 million in 2020 and $63.5 million in 2021. See Footnote 9 “Contingencies and Commitments” and Footnote 13 “Variable Interest Entities” to our Financial Statements for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

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
While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our consolidated financial position or results of operations. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our most recent Annual Report on Form 10-K. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them, except those resulting from our adoption of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” as amended, which are discussed in Footnote 2 “Revenue” to our interim consolidated financial statements presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
We adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” as amended, on January 1, 2018, the first day of our 2018 fiscal year. The adoption of the new revenue standard had a significant impact on our financial statements, and we have implemented changes to our controls related to revenue. These changes included the development of new policies based on the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our financial statements and related disclosures. There were no other changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed in Footnote 9 “Contingencies and Commitments” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than as set forth below.
Risks Relating to the ILG Combination
We will be subject to various uncertainties and contractual restrictions, including the risk of litigation, while the ILG Combination is pending that could cause disruption and may make it more difficult to maintain relationships with our employees, owners, owners’ associations or suppliers.
On April 30, 2018, we entered into an Agreement and Plan of Merger (“Merger Agreement”) under which we agreed to acquire, in a series of transactions (the “ILG Combination”), all of the outstanding shares of ILG, Inc. (“ILG”). Uncertainty about the effect of the ILG Combination on our employees, owners, owners’ associations and suppliers may have an adverse effect on our business. These uncertainties could impair our ability to attract, retain and motivate key personnel until the ILG Combination is completed and for a period of time after that, and could cause owners, owners’ associations, suppliers and others that deal with us to seek to change our existing business relationships. The pursuit of the ILG Combination and the preparation for the integration may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
In addition, the Merger Agreement restricts each company, without the other’s consent, from taking certain specified actions until the ILG Combination closes or the Merger Agreement terminates. These restrictions could prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the ILG Combination or termination of the Merger Agreement.
Following the completion of the ILG Combination, the combined company’s license arrangements with respect to the brands associated with the ILG portfolio could be terminated.
If, following the completion of the ILG Combination, the combined company defaults under the licensing arrangements with Hyatt (assuming Hyatt does not exercise its right to terminate the Hyatt license in connection with the ILG Combination) or Marriott, the combined company could lose the right to use one or more brands associated with the ILG portfolio in connection with our post-combination business. The loss of these rights and/or certain other related rights could materially adversely affect the combined company’s ability to generate revenue and profits from its vacation ownership business.
The termination of these licensing arrangements following completion of the ILG Combination could materially harm the combined company’s business and results of operations and impair the combined company’s ability to market and sell its products and maintain its competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows.
Following the completion of the ILG Combination, the combined company’s vacation ownership business will depend on the quality and reputation of the brands associated with the ILG portfolio and any deterioration in the quality or reputation of these brands could adversely affect the combined company’s market share, reputation, business, financial condition and results of operations.
Following completion of the ILG Combination, the combined company will offer vacation ownership products and services under several brands associated with the ILG portfolio. If the quality of any of these brands deteriorates, or the reputation of these brands declines, the combined company market share, reputation, business, financial condition or results of operations could be materially adversely affected.

Our ability to expand our business and remain competitive could be harmed if the licensors who license their trademarks to us do not consent to our use of their trademarks at new resorts we acquire or develop in the future.
Under the terms of our License Agreements with Marriott International and The Ritz-Carlton Hotel Company, we must obtain Marriott International’s or The Ritz-Carlton Hotel Company’s consent, as applicable, to use the Marriott or Ritz-Carlton trademarks in connection with resorts, residences or other accommodations that we acquire or develop in the future. Following the completion of the ILG Combination, we anticipate that the terms of the combined company’s license agreements will contain similar requirements regarding such use of the brands associated with the ILG portfolio. If our licensors do not permit us to use their trademarks in connection with our development or acquisition plans, the combined company’s ability to expand our business and remain competitive may be materially adversely affected. The requirement to obtain consent to our expansion plans, or the need to identify and secure alternative expansion opportunities because we cannot obtain such consent, may delay implementation of our expansion plans and cause us to incur additional expense.
The maintenance and refurbishment of vacation ownership properties depends on maintenance fees paid by the owners of vacation ownership interests.
The maintenance fees that are levied on owners of our vacation ownership interests by property owners’ association boards are used to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with applicable brand standards. Property owners’ association boards may not levy sufficient maintenance fees, or owners of vacation ownership interests may fail to pay their maintenance fees for reasons such as financial hardship or because of damage to their vacation ownership interests from natural disasters such as hurricanes. In these circumstances, not only could our management fee revenue be adversely affected, but the vacation ownership properties could fall into disrepair and fail to comply with applicable brand standards. If a resort fails to comply with applicable brand standards, the applicable licensor could terminate our rights under the applicable license agreement to use its trademarks at the non-compliant resort, which would result in the loss of management fees, decrease customer satisfaction and impair our ability to market and sell our products at the non-compliant locations.
If maintenance fees at our resorts are required to be increased, our products could become less attractive and our business could be harmed.
The maintenance fees that are levied on owners of our vacation ownership interests by property owners’ association boards may increase as the costs to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with Marriott and Ritz-Carlton brand standards increase. A similar situation may arise with respect to fees imposed on owners of vacation ownership interests with respect to new properties added to our portfolio following the completion of the ILG Combination. Increased maintenance fees could make our products less desirable, which could have a negative impact on sales of our products and could also cause an increase in defaults with respect to our vacation ownership notes receivable portfolio.
Failure to complete the ILG Combination could negatively impact our stock price and our future business and financial results.
If we do not complete the ILG Combination, our ongoing business could be adversely affected, and we may be subject to several risks, including the following:

•
being required to pay a termination fee under specified circumstances, including termination of the Merger Agreement by us or ILG to enter into a definitive agreement for certain qualifying acquisition proposals as described in the Merger Agreement;

•	having to pay certain costs relating to the ILG Combination, such as legal, accounting, financial advisor and other fees and expenses;

•	our stock price could decline to the extent that the current market prices reflect a market assumption that the ILG Combination will be completed; and

•	having had our management focus on the ILG Combination instead of on pursuing other opportunities that could have been beneficial to us.
If the ILG Combination is not completed, we cannot assure you that these risks will not materialize and will not materially adversely affect our business, financial results and stock price.

Our ability to complete the ILG Combination is subject to certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect us or cause the ILG Combination to be abandoned.
The Merger Agreement contains certain customary conditions, including, among others:

•	the approval by a majority of the votes cast at a special meeting of our shareholders of the issuance of shares of our common stock to ILG shareholders;

•	the approval by the holders of a majority of all outstanding shares of ILG common stock of the transactions;

•	the absence of any judgment, order, law or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the completion of the ILG Combination; and

•	the approval for listing by the NYSE of the shares of our common stock issuable in the ILG Combination.
We cannot assure you that the various closing conditions will be satisfied, or that any required conditions will not materially adversely affect the combined company after the ILG Combination closes, or will not result in the abandonment or delay of the ILG Combination.
In addition, before the ILG Combination may be completed, various approvals must be obtained from certain regulatory and governmental authorities, including the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act and receipt of consents and approvals from various other governmental entities. These regulatory and governmental entities could impose conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying closing of the ILG Combination or of imposing additional costs or limitations on the combined company following the closing. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions. In addition, ILG’s and our respective obligations to complete the ILG Combination are conditioned on the receipt of certain regulatory approvals or waiver by the other party of such condition.
Any delay in completing the ILG Combination could reduce or eliminate the benefits that we expect to achieve.
As discussed above, the ILG Combination is subject to a number of conditions beyond ILG’s and our control that could prevent, delay or otherwise materially adversely affect the completion of the combination. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the ILG Combination could cause the combined company not to realize some or all of the synergies that we expect to achieve if the ILG Combination is successfully completed within the expected time frame.
Our future results may suffer if third parties terminate or seek to modify existing agreements with ILG or us, including ILG’s license agreement with Hyatt, due to the ILG Combination.
ILG and Marriott Vacations Worldwide are each party to agreements with third parties that may exercise termination or other rights under their respective agreements with ILG or Marriott Vacations Worldwide if we do not obtain their consent to the ILG Combination. Any of these third parties may request modifications of their respective agreements as a condition to granting a waiver or consent under their agreement. The termination or amendment of any of these agreements could materially harm the combined company’s business and results of operations and impair its ability to market and sell its products and maintain its competitive position, and could have a material adverse effect on its financial position, results of operations or cash flows. In addition, the combined company may incur liabilities if it is alleged or found to have breached such agreements, and may also incur costs in seeking to replace any terminated agreements.
For example, ILG licenses from Hyatt the exclusive global use of the Hyatt brand in connection with ILG’s vacation ownership business. Hyatt can terminate or take other actions with respect to its license agreement with ILG if ILG engages in certain “change of control” transactions, such as the ILG Combination, without Hyatt’s written consent. Hyatt may request modifications of the license agreement as a condition to consenting to the ILG Combination. The termination of the Hyatt license agreement, or the amendment of such agreement on terms less favorable to the combined company, could materially harm the combined company’s business and results of operations and impair its ability to market and sell its products and maintain its competitive position, and could have a material adverse effect on its financial position, results of operations or cash flows.
The combined company may not be able to integrate successfully and many of the anticipated benefits of combining ILG and our company may not be realized.
We entered into the Merger Agreement with the expectation that the ILG Combination will result in various benefits, including, among other things, cost synergies. Achieving those anticipated benefits is subject to a number of uncertainties, including whether we can integrate the business of ILG in an efficient and effective manner and whether we can manage the business of significantly increased size that will result from the ILG Combination.

The integration process could also take longer than we anticipate and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the benefits we anticipate. The combined company’s resulting portfolio could be challenging for us to maintain and grow, and the harmonization of our different systems and businesses could be more difficult, disruptive, and time consuming than we anticipate. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur before the ILG Combination closes. The combined company may also have difficulty addressing possible differences in corporate cultures and management philosophies. In addition, we must manage the significantly expanded business that will result from the ILG Combination, which could pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The integration process is subject to a number of uncertainties, and we cannot assure you that the benefits we anticipate will be realized at all or as quickly as we expect. If we don’t achieve those benefits, our costs could increase, our expected net income could decrease, and the combined company’s future business, financial condition, operating results and prospects could suffer.
Our future results will suffer if we do not effectively manage ILG’s external exchange business following the completion of the ILG Combination.
Following the completion of the ILG Combination, the combined company will operate ILG’s exchange business, which provides owners of vacation ownership interests with access to alternate accommodations through exchange networks encompassing a variety of resorts, including Interval International, the Vistana Signature Network, Hyatt Residence Club and exchanges through Trading Places International. ILG’s external exchange business represents a significant part of ILG’s consolidated revenue. We have not previously operated an external exchange business. Our future success depends, in part, upon our ability to manage ILG’s exchange business, which could pose substantial challenges for management, including challenges related to the management and monitoring of a new line of business. If we are unable to effectively manage ILG’s external exchange business, the combined company’s business, financial position, results of operations and prospects may be materially adversely affected.
In addition, ILG’s external exchange networks’ transaction levels are influenced by the supply of inventory in the system and the demand for such available inventory, and both supply and demand are influenced by a number of factors that will be beyond the combined company’s control, including, but not limited to, economic conditions, regional concerns, natural disasters or users or developers choosing not to deposit inventory into the exchanges. If the supply and demand of inventory do not keep pace, transactions may decrease or the combined company may elect to purchase additional inventory to fulfill the demand, which could negatively affect its profits and margin.
ILG’s exchange business is subject to competition from a number of sources, including its primary competitor, RCI, as well as leisure lodging operators and alternative lodging marketplaces. Further, we expect that developers will continue to create, operate and expand internal exchange and vacation club systems, which would decrease their reliance on external vacation ownership exchange programs, including those expected to be offered by the combined company, and would adversely impact the supply of resort accommodations available through ILG’s external exchange networks. If the combined company is unable to compete effectively in the external exchange business following the ILG combination, the combined company’s business, financial position, results of operations and prospects may be materially adversely affected.
We will take on additional indebtedness to finance the acquisition, which could adversely affect us, including by decreasing our business flexibility.
In connection with the completion of the ILG Combination, we intend to significantly increase our level of indebtedness. Our increased level of debt, together with certain covenants that may be imposed on the combined company in connection with incurring this indebtedness, will, among other things, (i) require us to dedicate a larger portion of our cash flow from operations to servicing and repayment of debt; (ii) reduce funds available for strategic initiatives and opportunities, dividends, share repurchases, working capital and other general corporate needs; (iii) limit our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business, industry and economic conditions and increasing borrowing costs; and (iv) may create competitive disadvantages relative to other companies with lower debt levels.
In addition, the combined company’s credit ratings will impact the cost and availability of future borrowings and, accordingly, our cost of capital. The combined company’s ratings will reflect each rating organization’s opinion of the combined company’s financial strength, operating performance and ability to meet its debt obligations. Downgrades in the combined company’s ratings could adversely affect the combined company’s businesses, cash flows, financial condition, operating results and share and debt prices.

We will incur substantial transaction costs in connection with the ILG Combination.
We expect to incur a number of non-recurring expenses both before and after completing the ILG Combination, including in obtaining necessary consents and approvals and combining the operations of the two companies. These fees and costs will be substantial. We may also incur unanticipated costs in the integration of our businesses with ILG’s businesses. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. Further, if the ILG Combination is not completed, we would have to recognize certain of these expenses without realizing the expected benefits of the combination.
Our shareholders will be diluted by the ILG Combination.
The ILG Combination will dilute the ownership position of our current shareholders. We currently estimate that, upon completion of the combination, our shareholders before the merger will own approximately 57% and former ILG shareholders will own approximately 43% of the combined company’s outstanding common stock. Because of this, our current shareholders may have less influence on the management and policies of the combined company than they now have on us.
The combined company may not be able to retain Marriott Vacations Worldwide and/or ILG personnel successfully after the ILG Combination is completed.
The success of the ILG Combination will depend in part on the combined company’s ability to retain the talents and dedication of key employees that Marriott Vacations Worldwide and ILG currently employ. It is possible that these employees may decide not to remain with our company or ILG, as applicable, while the ILG Combination is pending or with the combined company after the combination is consummated. If key employees terminate their employment, or if the combined company cannot maintain a sufficient number of employees to maintain effective operations, the combined company’s business activities could be adversely affected and management’s attention could be diverted from successfully integrating ILG to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we may not be able to locate suitable replacements for any key employees who leave either company, or offer employment to potential replacements on reasonable terms.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2018 – January 31, 2018	11,322	$134.67	11,322	1,448,173
February 1, 2018 – February 28, 2018	2,647	$134.82	2,647	1,445,526
March 1, 2018 – March 31, 2018	—	$—	—	1,445,526
Total	13,969	$134.70	13,969	1,445,526
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

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
10.1	Omnibus Amendment No. 7, dated March 14, 2018, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.1	3/16/2018
10.2	Voting and Support Agreement dated as of April 30, 2018, by and among ILG, Inc., Marriott Vacations Worldwide Corporation, Qurate Retail, Inc., and Liberty USA Holdings, LLC		8-K	10.1	5/1/2018
10.3	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.1	11/22/2011
10.4	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.4	11/22/2011
10.5	Noncompetition Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.6	11/22/2011
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Electronically Submitted
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Submitted
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Submitted
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Submitted
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Submitted
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Submitted
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017; (ii) the Interim Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017; (iii) the Interim Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; and (iv) the Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

May 4, 2018	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial and Administrative Officer