Form 10-Q
period 2018-06-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2018-08-02
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 27, 2018 was 26,572,516.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES
Sale of vacation ownership products	$205,168	$201,856	$379,957	$365,733
Resort management and other services	77,642	71,940	147,822	139,359
Financing	35,851	32,530	71,333	64,641
Rental	74,561	69,290	148,771	136,969
Cost reimbursements	201,470	186,820	417,658	384,034
TOTAL REVENUES	594,692	562,436	1,165,541	1,090,736
EXPENSES
Cost of vacation ownership products	56,863	51,025	103,226	94,796
Marketing and sales	109,315	99,168	215,249	196,666
Resort management and other services	41,079	39,413	78,857	76,884
Financing	3,788	3,449	8,036	7,466
Rental	62,739	57,756	118,638	111,464
General and administrative	32,992	29,534	62,427	57,073
Litigation settlement	16,312	183	16,209	183
Consumer financing interest	6,172	5,654	12,778	11,592
Royalty fee	16,198	16,307	31,022	32,377
Cost reimbursements	201,470	186,820	417,658	384,034
TOTAL EXPENSES	546,928	489,309	1,064,100	972,535
Losses and other expense, net	(6,586)	(166)	(6,140)	(225)
Interest expense	(4,112)	(1,757)	(8,429)	(2,538)
Other	(19,686)	(100)	(22,802)	(469)
INCOME BEFORE INCOME TAXES	17,380	71,104	64,070	114,969
Provision for income taxes	(6,619)	(22,918)	(17,328)	(38,893)
NET INCOME	$10,761	$48,186	$46,742	$76,076

EARNINGS PER SHARE
Earnings per share - Basic	$0.40	$1.76	$1.75	$2.79
Earnings per share - Diluted	$0.39	$1.72	$1.71	$2.72

CASH DIVIDENDS DECLARED PER SHARE	$0.40	$0.35	$0.80	$0.70

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$10,761	$48,186	$46,742	$76,076
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,233)	2,465	(1,008)	6,681
Derivative instrument adjustment, net of tax	18	23	37	48
Total other comprehensive (loss) income, net of tax	(7,215)	2,488	(971)	6,729
COMPREHENSIVE INCOME	$3,546	$50,674	$45,771	$82,805

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$547,667	$409,059
Restricted cash (including $144,816 and $32,321 from VIEs, respectively)	170,536	81,553
Accounts receivable, net (including $6,039 and $5,639 from VIEs, respectively)	67,619	91,659
Vacation ownership notes receivable, net (including $964,510 and $814,011 from VIEs, respectively)	1,167,779	1,114,552
Inventory	690,154	728,379
Property and equipment	246,940	252,727
Other (including $25,688 and $13,708 from VIEs, respectively)	166,875	166,653
TOTAL ASSETS	$3,057,570	$2,844,582

LIABILITIES AND EQUITY
Accounts payable	$84,331	$145,405
Advance deposits	95,816	84,087
Accrued liabilities (including $685 and $701 from VIEs, respectively)	99,469	119,810
Deferred revenue	98,500	69,058
Payroll and benefits liability	85,216	111,885
Deferred compensation liability	82,624	74,851
Debt, net (including $1,113,860 and $845,131 from VIEs, respectively)	1,332,276	1,095,213
Other	11,937	13,471
Deferred taxes	101,760	89,987
TOTAL LIABILITIES	1,991,929	1,803,767
Contingencies and Commitments (Note 9)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 36,981,204 and 36,861,843 shares issued, respectively	370	369
Treasury stock — at cost; 10,408,996 and 10,400,547 shares, respectively	(695,746)	(694,233)
Additional paid-in capital	1,190,448	1,188,538
Accumulated other comprehensive income	15,774	16,745
Retained earnings	554,795	529,396
TOTAL EQUITY	1,065,641	1,040,815
TOTAL LIABILITIES AND EQUITY	$3,057,570	$2,844,582
The abbreviation VIEs above means Variable Interest Entities.

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES
Net income	$46,742	$76,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,371	10,192
Amortization of debt discount and issuance costs	7,563	2,726
Vacation ownership notes receivable reserve	23,970	27,051
Share-based compensation	9,718	8,451
Deferred income taxes	12,199	12,810
Net change in assets and liabilities:
Accounts receivable	24,499	23,970
Vacation ownership notes receivable originations	(233,061)	(228,048)
Vacation ownership notes receivable collections	155,257	136,731
Inventory	36,840	15,006
Purchase of vacation ownership units for future transfer to inventory	—	(33,594)
Other assets	11,523	4,475
Accounts payable, advance deposits and accrued liabilities	(59,365)	(68,228)
Deferred revenue	29,493	25,163
Payroll and benefit liabilities	(26,699)	(8,698)
Deferred compensation liability	7,773	7,053
Other liabilities	(134)	(292)
Other, net	764	3,286
Net cash provided by operating activities	58,453	14,130
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(7,490)	(11,344)
Purchase of company owned life insurance	(11,562)	(10,092)
Dispositions, net	120	11
Net cash used in investing activities	(18,932)	(21,425)

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
FINANCING ACTIVITIES
Borrowings from securitization transactions	423,000	50,260
Repayment of debt related to securitization transactions	(154,271)	(117,400)
Borrowings from Revolving Corporate Credit Facility	—	60,000
Repayment of Revolving Corporate Credit Facility	—	(12,500)
Repayment of non-interest bearing note payable	(32,680)	—
Debt issuance costs	(6,578)	(1,219)
Repurchase of common stock	(1,882)	(3,868)
Payment of dividends	(31,927)	(28,552)
Payment of withholding taxes on vesting of restricted stock units	(8,312)	(9,962)
Other, net	13	(624)
Net cash provided by (used in) financing activities	187,363	(63,865)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	707	1,962
Increase (decrease) in cash, cash equivalents and restricted cash	227,591	(69,198)
Cash, cash equivalents and restricted cash, beginning of period	490,612	213,102
Cash, cash equivalents and restricted cash, end of period	$718,203	$143,904

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of debt in connection with acquisition of vacation ownership units	$—	$63,558

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
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of June 30, 2018, our portfolio consisted of over 65 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto recast for the adoption of ASU 2014-09 included in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on June 5, 2018.
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
Future Adoption of Accounting Standards
Accounting Standards Update 2017-12 – “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”)
In August 2017, the FASB issued ASU 2017-12, which amends and simplifies existing guidance in order to allow companies to better portray the economic effects of risk management activities in the financial statements and enhance the transparency and understandability of the results of hedging activities. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We expect to adopt ASU 2017-12 commencing in fiscal year 2019 and are continuing to evaluate the impact that adoption of this update will have on our financial statements and disclosures.

Accounting Standards Update 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)
In June 2016, the FASB issued ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. We expect to adopt ASU 2016-13 commencing in fiscal year 2019 and are continuing to evaluate the impact that adoption of this update will have on our financial statements and disclosures.
Accounting Standards Update 2016-02 – “Leases (Topic 842)” (“ASU 2016-02”)
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability of information regarding an entity’s leasing activities by providing additional information to users of financial statements. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. However, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which clarifies how to apply certain aspects of ASU 2016-02. We expect to adopt ASU 2016-02, ASU 2018-10 and ASU 2018-11 commencing in fiscal year 2019 and are continuing our implementation efforts. We continue to evaluate the impact that adoption of these updates will have on our financial statements and disclosures, including for example, any potential changes to and investments in policies, processes, systems and internal controls over financial reporting that may be required to comply with the new guidance related to identifying and measuring right-of-use assets and lease liabilities. We expect that these updates will have a material effect on our balance sheets.

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
Sources of Revenue by Segment

	Three Months Ended June 30, 2018
($ in thousands)	North America	Asia Pacific	Europe	Total
Sale of vacation ownership products	$188,624	$11,654	$4,890	$205,168

Ancillary revenues	29,716	96	5,600	35,412
Management fee revenues	22,760	742	1,814	25,316
Other services revenues	15,953	499	462	16,914
Resort management and other services	68,429	1,337	7,876	77,642

Rental	67,083	2,059	5,419	74,561

Cost reimbursements	186,734	1,931	12,805	201,470
Revenue from contracts with customers	$510,870	$16,981	$30,990	$558,841

Financing	33,912	1,238	701	35,851
Total Revenues	$544,782	$18,219	$31,691	$594,692

	Three Months Ended June 30, 2017
($ in thousands)	North America	Asia Pacific	Europe	Total
Sale of vacation ownership products	$184,880	$10,282	$6,694	$201,856

Ancillary revenues	27,910	—	5,130	33,040
Management fee revenues	19,711	694	1,623	22,028
Other services revenues	16,295	287	290	16,872
Resort management and other services	63,916	981	7,043	71,940

Rental	62,021	2,046	5,223	69,290

Cost reimbursements	176,236	1,607	8,977	186,820
Revenue from contracts with customers	$487,053	$14,916	$27,937	$529,906

Financing	30,719	1,105	706	32,530
Total Revenues	$517,772	$16,021	$28,643	$562,436

	Six Months Ended June 30, 2018
($ in thousands)	North America	Asia Pacific	Europe	Total
Sale of vacation ownership products	$349,320	$22,900	$7,737	$379,957

Ancillary revenues	55,113	141	8,657	63,911
Management fee revenues	44,323	1,514	3,653	49,490
Other services revenues	32,524	995	902	34,421
Resort management and other services	131,960	2,650	13,212	147,822

Rental	135,158	5,384	8,229	148,771

Cost reimbursements	389,360	3,697	24,601	417,658
Revenue from contracts with customers	$1,005,798	$34,631	$53,779	$1,094,208

Financing	67,441	2,452	1,440	71,333
Total Revenues	$1,073,239	$37,083	$55,219	$1,165,541

	Six Months Ended June 30, 2017
($ in thousands)	North America	Asia Pacific	Europe	Total
Sale of vacation ownership products	$336,589	$19,437	$9,707	$365,733

Ancillary revenues	52,598	—	7,711	60,309
Management fee revenues	39,627	1,386	3,130	44,143
Other services revenues	33,764	537	606	34,907
Resort management and other services	125,989	1,923	11,447	139,359

Rental	124,506	4,950	7,513	136,969

Cost reimbursements	357,802	2,717	23,515	384,034
Revenue from contracts with customers	$944,886	$29,027	$52,182	$1,026,095

Financing	60,958	2,228	1,455	64,641
Total Revenues	$1,005,844	$31,255	$53,637	$1,090,736
Timing of Revenue from Contracts with Customers by Segment

	Three Months Ended June 30, 2018
($ in thousands)	North America	Asia Pacific	Europe	Total
Services transferred over time	$289,368	$5,015	$20,420	$314,803
Goods or services transferred at a point in time	221,502	11,966	10,570	244,038
Revenue from contracts with customers	$510,870	$16,981	$30,990	$558,841

	Three Months Ended June 30, 2017
($ in thousands)	North America	Asia Pacific	Europe	Total
Services transferred over time	$269,806	$4,410	$16,080	$290,296
Goods or services transferred at a point in time	217,247	10,506	11,857	239,610
Revenue from contracts with customers	$487,053	$14,916	$27,937	$529,906

	Six Months Ended June 30, 2018
($ in thousands)	North America	Asia Pacific	Europe	Total
Services transferred over time	$594,157	$11,139	$37,214	$642,510
Goods or services transferred at a point in time	411,641	23,492	16,565	451,698
Revenue from contracts with customers	$1,005,798	$34,631	$53,779	$1,094,208

	Six Months Ended June 30, 2017
($ in thousands)	North America	Asia Pacific	Europe	Total
Services transferred over time	$545,371	$9,164	$34,640	$589,175
Goods or services transferred at a point in time	399,515	19,863	17,542	436,920
Revenue from contracts with customers	$944,886	$29,027	$52,182	$1,026,095

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
In determining the consideration to which we expect to be entitled for financed contracts, we include estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analysis, which relies on historical payment data by customer class. Variable consideration which has not been included within the transaction price is presented as a reserve on vacation ownership notes receivable. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on vacation ownership notes receivable and can increase or decrease revenue. Revenues were reduced during the second quarter and first half of 2018 by $3.7 million and $2.0 million, respectively, due to changes in our estimate of variable consideration for performance obligations that were satisfied in prior periods. In addition, we account for cash incentives provided to customers as a reduction of the transaction price. Refer to “Arrangements with Multiple Performance Obligations” below for a description of our methods of allocating transaction price to each performance obligation.
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

Revenue for non-cash incentives, such as plus points, is recorded as Deferred revenue on our Balance Sheets at closing and is recognized as rental revenue upon transfer of control to the customer, which typically occurs upon delivery of the incentive, or at the point in time when the incentive is redeemed. For non-cash incentives provided by third parties (i.e. Marriott Rewards points or third-party Explorer Collection offerings), we evaluated whether we control the underlying good or service prior to delivery to the customer. We concluded that we are an agent for those non-cash incentives which we do not control prior to delivery and as such record the related revenue net of the related cost upon recognition.
Resort Management and Other Services Revenues and Cost Reimbursements Revenues
Ancillary Revenues
Ancillary revenues consist of goods and services that are sold or provided by us at food and beverage outlets, golf courses and other retail and service outlets located at our resorts. Payments for such goods and services are generally received at the point of sale in the form of cash or credit card charges. For goods and services sold, we evaluated whether we control the underlying goods or services prior to delivery to the customer. For transactions where we do not control the goods or services prior to delivery, the related revenue is recorded net of the related cost upon recognition. We recognize ancillary revenue at the point in time when goods have been provided and/or services have been rendered.
Management Fee Revenues and Cost Reimbursements Revenues
We provide day-to-day-management services, including housekeeping services, operation of reservation systems, maintenance and certain accounting and administrative services for property owners’ associations. We generate revenue from fees we earn for managing each of our resorts. These fees are earned regardless of usage or occupancy and are typically based on either a percentage of the budgeted costs to operate the resorts or a fixed fee arrangement (“Management fee revenues”) and reimbursement of costs incurred on behalf of the property owners’ associations (“Cost reimbursements revenues”). Cost reimbursements revenues exclude amounts that we have paid to the property owners’ associations related to maintenance fees for unsold vacation ownership products, as we have concluded that such payments are consideration payable to a customer. Cost reimbursements consist of actual expenses with no added margin.
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
Financing revenues include transaction-based fees we charge to owners and other third parties for services. We recognize fee revenues when services have been rendered.
Rental Revenues
We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs or inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs. We receive payments for rentals primarily through credit card charges. We recognize rental revenues when occupancy has occurred, which is consistent with the period in which the customer benefits from such service. We recognize rental revenue from the utilization of plus points issued in connection with the sale of vacation ownership products as described in “Sale of Vacation Ownership Products” above.
We also generate revenues from vacation packages sold to our customers. The packages have an expiration period of six to twenty-four months, and payments for such packages are non-refundable and generally paid by the customer in advance. Payments received in advance are recorded as Advance deposits on our Balance Sheets, until the revenue is recognized, when occupancy has occurred. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the proceeds are less than costs, revenues are reported net in accordance with ASC Topic 978, “Real Estate – Time-Sharing Activities.”
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

The following table shows the composition of our receivables and contract liabilities. We had no contract assets at either June 30, 2018 or December 31, 2017.

($ in thousands)	At June 30, 2018	At December 31, 2017
Receivables
Accounts receivable	$42,369	$72,905
Vacation ownership notes receivable, net	1,167,779	1,114,552
	$1,210,148	$1,187,457

Contract Liabilities
Advance deposits	$95,816	$84,087
Deferred revenue	98,500	69,058
	$194,316	$153,145

Revenue recognized in the second quarter and first half of 2018 that was included in our contract liabilities balance at December 31, 2017 was $47.3 million and $94.4 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At June 30, 2018, over 90 percent of this amount is expected to be recognized as revenue over the next two years.
3. INCOME TAXES
We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate, was $2.2 million and $2.1 million at June 30, 2018 and December 31, 2017, respectively.
Our interim effective tax rate was 27.05 percent and 33.83 percent for the six months ended June 30, 2018 and June 30, 2017, respectively, and our annual effective tax rate is expected to be approximately 25.69 percent for fiscal year 2018. During December 2017, the Tax Act was signed into law, effective January 1, 2018, resulting in a significant change in the framework for U.S. corporate taxes, including but not limited to, the reduction of the U.S. corporate tax rate from 35 percent to 21 percent.
In accordance with SAB 118, we remeasured our deferred tax assets and liabilities using the new corporate tax rate of 21 percent, rather than the previous corporate tax rate of 35 percent, resulting in a $65.2 million decrease in our income tax expense for the year ended December 31, 2017 and a corresponding $65.2 million decrease in our net deferred tax liability as of December 31, 2017. As of June 30, 2018, these amounts remain provisional and additional work is necessary to perform a more detailed analysis.
The one-time transition tax on certain un-repatriated earnings of foreign subsidiaries is based on total post-1986 earnings and profits that we previously deferred from U.S. income taxes. We performed a preliminary analysis of the transition tax and determined that, due to deficits in foreign earnings and profits, we did not have a one-time transition tax liability to record in 2017. As of June 30, 2018, we have not finalized our calculations of our transition tax liability, if any. As the one-time transition tax is based in part on the amount of those earnings held in cash and other specified assets, we may determine that we have a one-time transition tax liability when we finalize the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
The re-measurement of our deferred tax balances, any transition tax and interpretation of the new law are provisional subject to clarifications of the new legislation and final calculations. Any future changes to the provisional estimates, related to the Tax Act, will be reflected as a change in estimate in the period in which the change in estimate is made in accordance with SAB 118.

4. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

($ in thousands)	At June 30, 2018	At December 31, 2017
Vacation ownership notes receivable — securitized	$964,510	$814,011
Vacation ownership notes receivable — non-securitized
Eligible for securitization(1) (2)	37,073	141,324
Not eligible for securitization(1)	166,196	159,217
Subtotal	203,269	300,541
Total vacation ownership notes receivable	$1,167,779	$1,114,552
_________________________

(1)	Refer to Footnote 5 “Financial Instruments” for a discussion of eligibility of our vacation ownership notes receivable for securitization.

(2)
We expect that these vacation ownership notes receivable will be purchased by the MVW Owner Trust 2018-1 (the “2018-1 Trust”) in accordance with the terms of the securitization transaction completed in the second quarter of 2018. Refer to Footnote 10 “Debt” for a discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2018-1 Trust.

The following table shows future principal payments, net of reserves, as well as interest rates for our non-securitized and securitized vacation ownership notes receivable at June 30, 2018:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
2018, remaining	$23,628	$48,321	$71,949
2019	34,696	98,564	133,260
2020	26,458	102,267	128,725
2021	20,280	105,452	125,732
2022	16,586	106,653	123,239
Thereafter	81,621	503,253	584,874
Balance at June 30, 2018	$203,269	$964,510	$1,167,779
Weighted average stated interest rate at June 30, 2018	11.2%	12.5%	12.2%
Range of stated interest rates at June 30, 2018	0.0% to 18.0%	4.9% to 18.0%	0.0% to 18.0%

We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income associated with vacation ownership notes receivable — securitized	$27,209	$22,948	$52,580	$46,294
Interest income associated with vacation ownership notes receivable — non-securitized	6,920	7,855	15,247	14,865
Total interest income associated with vacation ownership notes receivable	$34,129	$30,803	$67,827	$61,159

We record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. See Footnote 2 “Revenue” for further information.

The following table summarizes the activity related to our vacation ownership notes receivable reserve:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Balance at December 31, 2017	$58,292	$60,828	$119,120
Increase in vacation ownership notes receivable reserve	19,440	4,471	23,911
Securitizations	(22,367)	22,367	—
Clean-up call(1)	1,368	(1,368)	—
Write-offs	(21,064)	—	(21,064)
Defaulted vacation ownership notes receivable repurchase activity(2)	15,137	(15,137)	—
Balance at June 30, 2018	$50,806	$71,161	$121,967
_________________________

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

(2)
Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default and fully reserve such amounts. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Asia Pacific or Europe, when revocation is complete. For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.05 percent and 7.16 percent as of June 30, 2018 and December 31, 2017, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our vacation ownership notes receivable reserve of $6.2 million and $6.0 million as of June 30, 2018 and December 31, 2017, respectively.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2018	$39,526	$6,611	$46,137
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2017	$38,786	$7,428	$46,214
Average investment in vacation ownership notes receivable on non-accrual status during the second quarter of 2018	$39,090	$7,642	$46,732
Average investment in vacation ownership notes receivable on non-accrual status during the second quarter of 2017	$38,179	$7,484	$45,663
Average investment in vacation ownership notes receivable on non-accrual status during the first half of 2018	$39,156	$7,020	$46,176
Average investment in vacation ownership notes receivable on non-accrual status during the first half of 2017	$41,135	$6,839	$47,974

The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of June 30, 2018:

($ in thousands)	Non-Securitized Vacation Ownership Notes Receivable	Securitized Vacation Ownership Notes Receivable	Total
31 – 90 days past due	$7,350	$15,199	$22,549
91 – 150 days past due	5,015	6,611	11,626
Greater than 150 days past due	34,511	—	34,511
Total past due	46,876	21,810	68,686
Current	207,199	1,013,861	1,221,060
Total vacation ownership notes receivable	$254,075	$1,035,671	$1,289,746
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

	At June 30, 2018		At December 31, 2017
($ in thousands)	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
Vacation ownership notes receivable — securitized	$964,510	$1,101,984	$814,011	$954,743
Vacation ownership notes receivable — non-securitized	203,269	207,950	300,541	320,767
Other assets	25,688	25,688	13,708	13,708
Total financial assets	$1,193,467	$1,335,622	$1,128,260	$1,289,218
Non-recourse debt associated with vacation ownership notes receivable securitizations, net	$(1,099,877)	$(1,095,811)	$(834,889)	$(836,028)
Convertible notes, net	(195,805)	(232,760)	(192,518)	(259,884)
Non-interest bearing note payable, net	(29,373)	(29,373)	(60,560)	(60,560)
Total financial liabilities	$(1,325,055)	$(1,357,944)	$(1,087,967)	$(1,156,472)
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
The following table shows the bifurcation of our non-securitized vacation ownership notes receivable into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria:

	At June 30, 2018		At December 31, 2017
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Eligible for securitization(1)	$37,073	$41,754	$141,324	$161,550
Not eligible for securitization	166,196	166,196	159,217	159,217
Total non-securitized	$203,269	$207,950	$300,541	$320,767

_________________________

(1)
We expect that these vacation ownership notes receivable will be purchased by the 2018-1 Trust in accordance with the terms of the securitization transaction completed in the second quarter of 2018. Refer to Footnote 10 “Debt” for discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2018-1 Trust.

We estimate the fair value of the portion of our non-securitized vacation ownership notes receivable that we believe will ultimately be securitized in the same manner as securitized vacation ownership notes receivable. We value the remaining non-securitized vacation ownership notes receivable at their carrying value, rather than using our pricing model. We believe that the carrying value of these particular vacation ownership notes receivable approximates fair value because the stated, or otherwise imputed, interest rates of these loans are consistent with current market rates and the reserve for these vacation ownership notes receivable appropriately accounts for risks in default rates, prepayment rates, discount rates and loan terms.
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
6. ACQUISITIONS AND DISPOSITIONS
Planned Acquisition
On April 30, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which we agreed to acquire, in a series of transactions, all of the outstanding shares of ILG, Inc. (“ILG”) in a cash and stock transaction with an implied equity value of approximately $4.7 billion as of that date. Under the Merger Agreement, shareholders of ILG will receive 0.165 shares of our common stock, par value $0.01 per share, and $14.75 in cash, without interest, for each share of ILG common stock, par value $0.01 per share, that they own immediately before these transactions close. Consummation of these transactions is subject to customary conditions, including approval from shareholders of both MVW and ILG and other customary closing conditions.
We intend to finance the transaction through a combination of cash on hand and debt financing, and concurrently with the signing of the Merger Agreement, entered into a bridge facility commitment letter to provide for such financing. We expect to close the transaction by August 31, 2018.
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
During the second quarter of 2017, we acquired 36 completed vacation ownership units located at our resort in Marco Island, Florida for $33.6 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Property and equipment as we did not intend to make the vacation ownership units available for sale for more than one year. To ensure consistency with the expected related future cash flow presentation, the cash purchase price was included as an operating activity in the Purchase of vacation ownership units for future transfer to inventory line on our Cash Flows.
Big Island of Hawaii
During the second quarter of 2017, we acquired 112 completed vacation ownership units located on the Big Island of Hawaii. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory. As consideration for the acquisition, we paid $27.3 million in cash, settled a $0.5 million note receivable from the seller on a noncash basis, and issued a non-interest bearing note payable for $63.6 million. See Footnote 10 “Debt” for information on the non-interest bearing note payable.

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
Our calculation of diluted earnings per share reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of June 30, 2018, there was no dilutive impact from the Convertible Notes for either the second quarter or the first half of 2018.
The shares issuable on exercise of the Warrants (as defined in Footnote 10 “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price, which was adjusted during the second quarter of 2018 to $176.48, as described in Footnote 10 “Debt.” If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote 10 “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted earnings per share.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2018(1)	June 30, 2017(1)	June 30, 2018(1)	June 30, 2017(1)
Computation of Basic Earnings Per Share
Net income	$10,761	$48,186	$46,742	$76,076
Shares for basic earnings per share	26,728	27,319	26,707	27,285
Basic earnings per share	$0.40	$1.76	$1.75	$2.79
Computation of Diluted Earnings Per Share
Net income	$10,761	$48,186	$46,742	$76,076
Shares for basic earnings per share	26,728	27,319	26,707	27,285
Effect of dilutive shares outstanding
Employee stock options and SARs	396	464	414	457
Restricted stock units	129	182	160	187
Shares for diluted earnings per share	27,253	27,965	27,281	27,929
Diluted earnings per share	$0.39	$1.72	$1.71	$2.72
_________________________

(1)
The computations of diluted earnings per share exclude approximately 307,000 and 306,000 shares of common stock, the maximum number of shares issuable as of June 30, 2018 and June 30, 2017, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the second quarter and first half of 2018, we excluded from our calculation of diluted earnings per share 56,649 shares underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock because the exercise price of $143.38 of such SARs was greater than the average market price for the applicable period.
For the second quarter and first half of 2017, our calculation of diluted earnings per share included shares underlying SARs that may be settled in shares of common stock, because the exercise prices of such SARs were less than or equal to the average market prices for the applicable period.

8. INVENTORY
The following table shows the composition of our inventory balances:

($ in thousands)	At June 30, 2018	At December 31, 2017
Finished goods(1)	$325,374	$391,040
Work-in-progress	113	2,315
Land and infrastructure(2)	359,992	330,002
Real estate inventory	685,479	723,357
Operating supplies and retail inventory	4,675	5,022
	$690,154	$728,379
_________________________

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.

(2)	Includes $69.5 million of inventory related to estimated future foreclosures at June 30, 2018.
We value vacation ownership and residential products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by less than $1.0 million and decreased carrying values of inventory by less than $1.0 million during the first half of 2018 and the first half of 2017, respectively.
In addition to the above, at June 30, 2018, we had $47.6 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products. Furthermore, at June 30, 2018, we also had $454.9 million of commitments to acquire completed vacation ownership units as discussed below in Footnote 9 “Contingencies and Commitments.”
9. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of June 30, 2018, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $35.4 million, of which we expect $7.9 million, $12.4 million, $8.0 million, $3.1 million, $2.5 million and $1.5 million will be paid in 2018, 2019, 2020, 2021, 2022 and thereafter, respectively.

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

Surety bonds issued as of June 30, 2018 totaled $34.5 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Additionally, as of June 30, 2018, we had $2.2 million of letters of credit outstanding under our $250.0 million revolving credit facility (the “Revolving Corporate Credit Facility”).
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
In May 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of fractional interests at the RCC San Francisco. The plaintiffs alleged that the affiliation of the RCC San Francisco with our points-based Marriott Vacation Club Destinations (“MVCD”) program, certain alleged sales practices, and other acts we and the other defendants allegedly took caused an actionable decrease in the value of their fractional interests. The relief sought included, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. In July 2018, following a mediation meeting, the parties reached an agreement in principle to settle the case. The terms of the definitive settlement agreement are currently being finalized. We have recorded an accrual of $10.6 million in conjunction with the settlement. In addition to various terms and conditions, the settlement in principle contemplates our repurchase of fractional interests owned by the plaintiffs.
In March 2017, RCHFU, L.L.C. and other owners of 232 fractional interests at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) served an amended complaint in an action pending in the court against us, certain of our subsidiaries, and other third party defendants. The amended complaint alleges that the plaintiffs’ fractional interests were devalued by the affiliation of RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. We filed a motion to dismiss the amended complaint, which the Court granted in part and denied in part in March 2018. In February 2018, plaintiffs filed a motion seeking to add a claim for punitive damages to their complaint, which the Court granted in May 2018. We dispute the plaintiffs’ material allegations and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

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
In July 2018, a complaint challenging our acquisition of ILG was filed on behalf of alleged stockholders of ILG in the District Court for the District of Delaware, captioned Scarantino v. ILG, Inc., et al. The complaint names as defendants ILG, ILG’s directors, Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., our company, Volt Merger Sub, Inc. and Volt Merger Sub, LLC. The complaint alleges that (i) ILG and ILG’s directors issued a false and misleading registration statement in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; and (ii) we and ILG’s directors, Volt Merger Sub, Inc. and Volt Merger Sub, LLC violated Section 20(a) of the Exchange Act by allegedly exercising control over ILG and ILG’s directors while they issued a false and misleading registration statement. The complaint seeks an injunction preventing the defendants from consummating the transaction and attorneys’ fees and costs, as well as other remedies. Also in July 2018, two other complaints challenging the ILG transaction were filed, one on behalf of an alleged stockholder of ILG in the District Court for the Southern District of Florida, captioned Patricia Stephens v. ILG, Inc., et al., and another on behalf of alleged stockholders of ILG in the District Court for the District of Delaware, captioned Hohman v. ILG, Inc., et al. The complaints name ILG and ILG’s directors as defendants and allege that (i) ILG and ILG’s directors issued a false and misleading registration statement in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) ILG’s directors violated Section 20(a) of the Exchange Act by allegedly exercising control over ILG while issuing a false and misleading registration statement. The complaints seek an injunction preventing the defendants from consummating the transaction and attorneys’ fees and costs, as well as other remedies. We believe that these lawsuits are without merit and intend to defend ourselves vigorously.
Other
During the second quarter and first half of 2018 we recorded litigation settlement charges of $16.3 million in our Income Statement relating to agreements in principle to settle two actions in our North America segment, consisting of an accrual of $10.6 million in connection with the Petrick action as described above, and an accrual of $4.6 million in connection with an action brought by owners of fractional interests at The Ritz-Carlton, Lake Tahoe, and $1.1 million related to projects in our Europe segment.
During June 2018, we identified fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $9.9 million resulting from unauthorized third-party access to our email system. Upon detection, we immediately notified law enforcement authorities and relevant financial institutions and commenced a forensic investigation. As a result, we have since recovered $3.2 million and expect to recover a significant portion of the remaining $6.7 million through recovery of the disbursed funds and applicable insurance coverage. However, this recovery process may take up to several months. We recorded a loss of $6.7 million in the Losses and other expense, net line of our Income Statements for the second quarter and first half of 2018. Any recoveries will be recorded in our results in the future.
Our investigation is ongoing. There is no indication at this time that this event involved access to any of our other systems or data and no other misappropriation of assets has been identified.

10. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in thousands)	At June 30, 2018	At December 31, 2017
Vacation ownership notes receivable securitizations, gross(1)	$1,113,860	$845,131
Unamortized debt issuance costs	(13,983)	(10,242)
	1,099,877	834,889

Convertible notes, gross(2)	230,000	230,000
Unamortized debt discount and issuance costs	(34,195)	(37,482)
	195,805	192,518

Non-interest bearing note payable	30,878	63,558
Unamortized debt discount(3)	(1,505)	(2,998)
	29,373	60,560

Other debt, gross	—	27
Unamortized debt issuance costs	—	(2)
	—	25

Capital leases	7,221	7,221
	$1,332,276	$1,095,213
_________________________

(1)	Interest rates as of June 30, 2018 range from 2.2% to 6.3% with a weighted average interest rate of 2.9%.

(2)	The effective interest rate as of June 30, 2018 was 4.7%.

(3)	Debt discount based on imputed interest rate of 6.0%.
See Footnote 13 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and our non-recourse warehouse credit facility (the “Warehouse Credit Facility”).
The following table shows scheduled future principal payments for our debt as of June 30, 2018:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations(1)	Convertible Notes	Non-Interest Bearing Note Payable	Capital Leases	Total
Principal Payments Year
2018, remaining	$54,037	$—	$—	$—	$54,037
2019	108,856	—	30,878	7,221	146,955
2020	112,311	—	—	—	112,311
2021	116,127	—	—	—	116,127
2022	118,798	230,000	—	—	348,798
Thereafter	603,731	—	—	—	603,731
	$1,113,860	$230,000	$30,878	$7,221	$1,381,959
_________________________

(1)
The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us and represents estimated payments assuming purchase of the remaining vacation ownership notes receivable by the 2018-1 Trust in the fourth quarter of 2018 as discussed below.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
We paid cash for interest, net of amounts capitalized, of $12.4 million and $9.9 million in the first half of 2018 and the first half of 2017, respectively.

Debt Associated with Vacation Ownership Notes Receivable Securitizations
On June 28, 2018, we completed the securitization of a pool of $436.1 million of vacation ownership notes receivable. Approximately $327.1 million of the vacation ownership notes receivable were purchased on June 28, 2018 by the 2018-1 Trust, and we expect the remaining vacation ownership notes receivable to be purchased by the 2018-1 Trust prior to September 30, 2018. As of June 28, 2018, the 2018-1 Trust held $105.8 million of the proceeds, which will be released as the remaining vacation ownership notes receivable are purchased. On July 26, 2018, subsequent to the second quarter of 2018, the 2018-1 Trust purchased $56.5 million of the remaining vacation ownership notes receivable and $54.8 million was released from restricted cash. Any funds not used to purchase vacation ownership notes receivable will be returned to the investors. In connection with the securitization, investors purchased in a private placement $423.0 million in vacation ownership loan backed notes from the 2018-1 Trust. Three classes of vacation ownership loan backed notes were issued by the 2018-1 Trust: $315.9 million of Class A Notes, $65.0 million of Class B Notes and $42.1 million of Class C Notes. The Class A Notes have an interest rate of 3.45 percent, the Class B Notes have an interest rate of 3.60 percent and Class C Notes have an interest rate of 3.90 percent, for an overall weighted average interest rate of 3.52 percent.
Each of the transactions in which we have securitized vacation ownership notes receivable contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the 2018 second quarter, and as of June 30, 2018, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of June 30, 2018, we had 8 securitized vacation ownership notes receivable pools outstanding.
Convertible Notes
During the third quarter of 2017, we issued $230.0 million aggregate principal amount of 1.50% Convertible Senior Notes due 2022 (the “Convertible Notes”). The Convertible Notes were convertible at an initial rate of 6.7482 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $148.19 per share of our common stock). The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes and was adjusted during the second quarter of 2018 to 6.7560 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $148.02 per share of our common stock) when we declared a quarterly dividend of $0.40 per share, which was greater than the quarterly dividend at the time of the issuance of the Convertible Notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
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
In accounting for the issuance of the Convertible Notes, we separated the Convertible Notes into liability and equity components and allocated $196.8 million to the liability component and $33.2 million to the equity component. The resulting debt discount is amortized as interest expense. We also incurred issuance costs of $7.3 million related to the Convertible Notes. As of June 30, 2018, the remaining discount amortization period was 4.2 years.

The following table shows the net carrying value of the Convertible Notes:

($ in thousands)	At June 30, 2018	At December 31, 2017
Liability component
Principal amount	$230,000	$230,000
Unamortized debt discount	(28,872)	(31,596)
Unamortized debt issuance costs	(5,323)	(5,886)
Net carrying amount of the liability component	$195,805	$192,518

Carrying amount of equity component, net of issuance costs	$32,573	$32,573
The following table shows interest expense information related to the Convertible Notes:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Contractual interest expense	$863	$—	$1,725	$—
Amortization of debt discount	1,375	—	2,723	—
Amortization of debt issuance costs	283	—	564	—
	$2,521	$—	$5,012	$—

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
Concurrently with the entry into the Convertible Note Hedges, we separately entered into privately-negotiated warrant transactions (the “Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share, which was adjusted during the second quarter of 2018 to $176.48 per share when we declared a quarterly dividend of $0.40 per share, which was greater than the quarterly dividend at the time of the issuance of the Convertible Notes.
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
The Convertible Notes, the Convertible Note Hedges and the Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of June 30, 2018, no Convertible Note Hedges or Warrants have been exercised.
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

No cash borrowings were outstanding as of June 30, 2018 under our Revolving Corporate Credit Facility. Any amounts borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. As of June 30, 2018, we were in compliance with the applicable financial and operating covenants under the Revolving Corporate Credit Facility.
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
As of June 30, 2018, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once per year.
Non-Interest Bearing Note Payable
During the second quarter of 2017, we issued a non-interest bearing note payable in connection with the acquisition of vacation ownership units located on the Big Island of Hawaii. Per the terms of the note payable, the first payment of $32.7 million was paid during the second quarter of 2018 and the remaining balance of $30.9 million is due in the second quarter of 2019. See Footnote 6 “Acquisitions and Dispositions” for additional information regarding this transaction.
11. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 30, 2018, there were 36,981,204 shares of Marriott Vacations Worldwide common stock issued, of which 26,572,208 shares were outstanding and 10,408,996 shares were held as treasury stock. At December 31, 2017, there were 36,861,843 shares of Marriott Vacations Worldwide common stock issued, of which 26,461,296 shares were outstanding and 10,400,547 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 30, 2018 or December 31, 2017.
The following table details changes in shareholders’ equity during the quarter ended June 30, 2018:

($ in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance at December 31, 2017	$369	$(694,233)	$1,188,538	$16,745	$529,396	$1,040,815
Net income	—	—	—	—	46,742	46,742
Foreign currency translation adjustments	—	—	—	(1,008)	—	(1,008)
Derivative instrument adjustment	—	—	—	37	—	37
Amounts related to share-based compensation	1	—	1,640	—	—	1,641
Repurchase of common stock	—	(1,882)	—	—	—	(1,882)
Dividends	—	—	—	—	(21,343)	(21,343)
Employee stock plan issuance	—	369	270	—	—	639
Balance at June 30, 2018	$370	$(695,746)	$1,190,448	$15,774	$554,795	$1,065,641

Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2017	10,440,505	$696,744	$66.73
For the first half of 2018	13,969	1,882	134.70
As of June 30, 2018	10,454,474	$698,626	$66.83

On August 1, 2017, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock under our existing share repurchase program and extended the program through May 31, 2018. On May 14, 2018, our Board of Directors authorized the extension of our existing share repurchase program through December 31, 2018. As of June 30, 2018, our Board of Directors had authorized the repurchase of an aggregate of up to 11.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of June 30, 2018, 1.4 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice. The Merger Agreement prohibits us from repurchasing shares of our common stock without ILG’s consent.
Dividends
We declared cash dividends to holders of common stock during the first half of 2018 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 16, 2018	March 1, 2018	March 15, 2018	$0.40
May 14, 2018	May 28, 2018	June 11, 2018	$0.40

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future. The Merger Agreement restricts our ability to pay dividends other than our regular quarterly dividends without ILG’s consent.
12. SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “Stock Plan”) for the benefit of our officers, directors and employees. Under the Stock Plan, we award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs relating to our common stock and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the Stock Plan. As of June 30, 2018, 1.3 million shares were available for grants under the Stock Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service based RSUs	$4,192	$3,481	$6,199	$5,447
Performance based RSUs	1,264	1,020	2,360	1,871
	5,456	4,501	8,559	7,318
SARs	661	674	1,159	1,133
Stock options	—	—	—	—
	$6,117	$5,175	$9,718	$8,451

The following table details our deferred compensation costs related to unvested awards:

($ in thousands)	At June 30, 2018	At December 31, 2017
Service based RSUs	$14,499	$8,918
Performance based RSUs	8,210	4,752
	22,709	13,670
SARs	2,375	999
Stock options	—	—
	$25,084	$14,669

Restricted Stock Units
We granted 90,979 service based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $137.20, to our employees and non-employee directors during the first half of 2018. During the first half of 2018, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 71,902 RSUs may be earned under the performance-based RSU awards granted during the first half of 2018.
Stock Appreciation Rights
We granted 56,649 SARs, with a weighted average grant-date fair value of $44.75 and a weighted average exercise price of $143.38, to members of management during the first half of 2018. We use the Black-Scholes model to estimate the fair value of the SARs granted. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first half of 2018:

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at June 30, 2018:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$964,510	$—	$964,510
Interest receivable	6,039	—	6,039
Restricted cash(1)	144,816	—	144,816
Total	$1,115,365	$—	$1,115,365
Consolidated Liabilities
Interest payable	$643	$42	$685
Debt	1,113,860	—	1,113,860
Total	$1,114,503	$42	$1,114,545
_________________________

(1)
Includes $105.8 million of the proceeds from the securitization transaction completed during the second quarter of 2018, which will be released as the remaining vacation ownership notes receivable are purchased by the 2018-1 Trust. Refer to Footnote 10 “Debt” for a discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2018-1 Trust.

The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the second quarter of 2018:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$27,209	$—	$27,209
Interest expense to investors	$4,692	$347	$5,039
Debt issuance cost amortization	$889	$244	$1,133
Administrative expenses	$100	$37	$137
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the first half of 2018:

($ in thousands)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$52,580	$—	$52,580
Interest expense to investors	$9,740	$691	$10,431
Debt issuance cost amortization	$1,862	$485	$2,347
Administrative expenses	$243	$79	$322

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

	Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$418,714	$—
Principal receipts	127,069	110,754
Interest receipts	51,950	45,427
Reserve release	912	412
Total	598,645	156,593
Cash Outflows
Principal to investors	(117,141)	(102,442)
Voluntary repurchases of defaulted vacation ownership notes receivable	(15,137)	(14,318)
Voluntary clean-up call	(21,993)	—
Interest to investors	(9,621)	(8,575)
Funding of restricted cash(1)	(109,790)	—
Total	(273,682)	(125,335)
Net Cash Flows	$324,963	$31,258
_________________________

(1)
Includes $105.8 million of the proceeds from the securitization transaction completed during the second quarter of 2018, which will be released as the remaining vacation ownership notes receivable are purchased by the 2018-1 Trust. Refer to Footnote 10 “Debt” for a discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2018-1 Trust.

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

	Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$—	$50,260
Principal receipts	—	948
Interest receipts	—	1,486
Reserve release	—	4
Total	—	52,698
Cash Outflows
Principal to investors	—	(640)
Interest to investors	(695)	(826)
Funding of restricted cash	—	(296)
Total	(695)	(1,762)
Net Cash Flows	$(695)	$50,936

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

Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California. Refer to Footnote 9 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the operating property from the third party developer unless the developer has sold the property to another party. The operating property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the operating property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of June 30, 2018, our Balance Sheet reflected a note receivable of $0.5 million from this variable interest entity, included in the Accounts receivable line. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1.0 million as of June 30, 2018.
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote 9 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of June 30, 2018, our Balance Sheet reflected $8.3 million in Property and equipment related to a capital lease and leasehold improvements and $7.2 million in Debt related to the capital lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of $0.5 million is included in the Accounts receivable line on the Balance Sheet as of June 30, 2018. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is $1.6 million as of June 30, 2018.
Pursuant to a commitment to repurchase an operating property located in Marco Island, Florida that was previously sold to a third-party developer, we acquired 36 completed vacation ownership units during the second quarter of 2017 and 20 completed vacation ownership units during the first quarter of 2018. See Footnote 6 “Acquisitions and Dispositions” for additional information on the transaction that occurred during the first quarter of 2018. We remain obligated to repurchase the remaining portion of the operating property. See Footnote 9 “Contingencies and Commitments” for additional information on our remaining commitment. The developer is a variable interest entity for which we are not the primary beneficiary as we do not control the variable interest entity’s development activities and cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of June 30, 2018, our Balance Sheet reflected $2.6 million of Inventory, $2.6 million of Other assets that relate to prepaid and other deposits, and $6.6 million of Other liabilities that relate to the deferral of gain recognition on the previous sale transaction and the deferral of revenue for development management services for the remaining purchase commitment, both of which will reduce our basis in the asset if we repurchase the property. In addition, a note receivable of $0.5 million and other receivables of $0.1 million are included in the Accounts receivable line on the Balance Sheet as of June 30, 2018. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1.0 million as of June 30, 2018.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a variable interest entity. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At June 30, 2018, the value of the assets held in the rabbi trust was $25.7 million, which is included in the Other line within assets on our Balance Sheets.
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
Revenues

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
North America	$544,782	$517,772	$1,073,239	$1,005,844
Asia Pacific	18,219	16,021	37,083	31,255
Europe	31,691	28,643	55,219	53,637
Total segment revenues	594,692	562,436	1,165,541	1,090,736
Corporate and other	—	—	—	—
	$594,692	$562,436	$1,165,541	$1,090,736

Net Income

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
North America	$106,445	$122,654	$214,351	$221,119
Asia Pacific	(3,101)	(757)	(4,181)	(908)
Europe	2,111	4,825	1,297	4,409
Total segment financial results	105,455	126,722	211,467	224,620
Corporate and other	(88,075)	(55,618)	(147,397)	(109,651)
Provision for income taxes	(6,619)	(22,918)	(17,328)	(38,893)
	$10,761	$48,186	$46,742	$76,076

Assets

($ in thousands)	At June 30, 2018	At December 31, 2017
North America	$2,091,665	$2,087,904
Asia Pacific	130,328	128,490
Europe	63,289	62,430
Total segment assets	2,285,282	2,278,824
Corporate and other	772,288	565,758
	$3,057,570	$2,844,582

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

The following tables present the impact of the adoption of the new Revenue Standard on our previously reported historical results for the periods presented:
Income Statement Impact - Second Quarter of 2017

	Three Months Ended June 30, 2017
($ in thousands, except per share amounts)	As Reported	Adjustments	As Adjusted
REVENUES
Sale of vacation ownership products	$191,010	$10,846	$201,856
Resort management and other services	79,158	(7,218)	71,940
Financing	32,530	—	32,530
Rental	84,188	(14,898)	69,290
Cost reimbursements	110,734	76,086	186,820
TOTAL REVENUES	497,620	64,816	562,436
EXPENSES
Cost of vacation ownership products	46,143	4,882	51,025
Marketing and sales	104,029	(4,861)	99,168
Resort management and other services	44,008	(4,595)	39,413
Financing	3,449	—	3,449
Rental	70,163	(12,407)	57,756
General and administrative	29,534	—	29,534
Litigation settlement	183	—	183
Consumer financing interest	5,654	—	5,654
Royalty fee	16,307	—	16,307
Cost reimbursements	110,734	76,086	186,820
TOTAL EXPENSES	430,204	59,105	489,309
Losses and other expense, net	(166)	—	(166)
Interest expense	(1,757)	—	(1,757)
Other	(100)	—	(100)
INCOME BEFORE INCOME TAXES	65,393	5,711	71,104
Provision for income taxes	(21,117)	(1,801)	(22,918)
NET INCOME	$44,276	$3,910	$48,186

Earnings per share - Basic	$1.62	$0.14	$1.76
Earnings per share - Diluted	$1.58	$0.14	$1.72

Income Statement Impact - First Half of 2017

	Six Months Ended June 30, 2017
($ in thousands, except per share amounts)	As Reported	Adjustments	As Adjusted
REVENUES
Sale of vacation ownership products	$363,165	$2,568	$365,733
Resort management and other services	152,122	(12,763)	139,359
Financing	64,641	—	64,641
Rental	169,444	(32,475)	136,969
Cost reimbursements	234,367	149,667	384,034
TOTAL REVENUES	983,739	106,997	1,090,736
EXPENSES
Cost of vacation ownership products	88,763	6,033	94,796
Marketing and sales	204,690	(8,024)	196,666
Resort management and other services	85,653	(8,769)	76,884
Financing	7,466	—	7,466
Rental	140,595	(29,131)	111,464
General and administrative	57,073	—	57,073
Litigation settlement	183	—	183
Consumer financing interest	11,592	—	11,592
Royalty fee	32,377	—	32,377
Cost reimbursements	234,367	149,667	384,034
TOTAL EXPENSES	862,759	109,776	972,535
Losses and other expense, net	(225)	—	(225)
Interest expense	(2,538)	—	(2,538)
Other	(469)	—	(469)
INCOME BEFORE INCOME TAXES	117,748	(2,779)	114,969
Provision for income taxes	(39,772)	879	(38,893)
NET INCOME	$77,976	$(1,900)	$76,076

Earnings per share - Basic	$2.86	$(0.07)	$2.79
Earnings per share - Diluted	$2.79	$(0.07)	$2.72

Balance Sheet Impact

	As of December 31, 2017
($ in thousands)	As Reported	Adjustments	As Adjusted
ASSETS
Cash and cash equivalents	$409,059	$—	$409,059
Restricted cash	81,553	—	81,553
Accounts receivable, net	154,174	(62,515)	91,659
Vacation ownership notes receivable, net	1,119,631	(5,079)	1,114,552
Inventory	716,533	11,846	728,379
Property and equipment	252,727	—	252,727
Other	172,516	(5,863)	166,653
TOTAL ASSETS	$2,906,193	$(61,611)	$2,844,582
LIABILITIES AND EQUITY
Accounts payable	$145,405	$—	$145,405
Advance deposits	63,062	21,025	84,087
Accrued liabilities	168,591	(48,781)	119,810
Deferred revenue	98,286	(29,228)	69,058
Payroll and benefits liability	111,885	—	111,885
Deferred compensation liability	74,851	—	74,851
Debt, net	1,095,213	—	1,095,213
Other	13,155	316	13,471
Deferred taxes	90,725	(738)	89,987
TOTAL LIABILITIES	1,861,173	(57,406)	1,803,767

Preferred stock	—	—	—
Common stock	369	—	369
Treasury stock	(694,233)	—	(694,233)
Additional paid-in capital	1,188,538	—	1,188,538
Accumulated other comprehensive income	16,745	—	16,745
Retained earnings	533,601	(4,205)	529,396
TOTAL EQUITY	1,045,020	(4,205)	1,040,815
TOTAL LIABILITIES AND EQUITY	$2,906,193	$(61,611)	$2,844,582

Cash Flow Impact - Operating Activities

	Six Months Ended June 30, 2017
($ in thousands)	As Reported	Adjustments	As Adjusted
OPERATING ACTIVITIES
Net income	$77,976	$(1,900)	$76,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,192	—	10,192
Amortization of debt discount and issuance costs	2,726	—	2,726
Vacation ownership notes receivable reserve	26,821	230	27,051
Share-based compensation	8,451	—	8,451
Deferred income taxes	11,778	1,032	12,810
Net change in assets and liabilities:
Accounts receivable	30,079	(6,109)	23,970
Vacation ownership notes receivable originations	(227,643)	(405)	(228,048)
Vacation ownership notes receivable collections	136,731	—	136,731
Inventory	16,007	(1,001)	15,006
Purchase of vacation ownership units for future transfer to inventory	(33,594)	—	(33,594)
Other assets	4,406	69	4,475
Accounts payable, advance deposits and accrued liabilities	(70,470)	2,242	(68,228)
Deferred revenue	19,654	5,509	25,163
Payroll and benefit liabilities	(8,698)	—	(8,698)
Deferred compensation liability	7,053	—	7,053
Other liabilities	(585)	293	(292)
Other, net	3,246	40	3,286
Net cash provided by operating activities	$14,130	$—	$14,130

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
Our business is grouped into three reportable segments: North America, Asia Pacific and Europe. As of June 30, 2018, our portfolio consisted of over 65 properties in the United States and nine other countries and territories. We generate most of our revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

Pending Acquisition of ILG, Inc.
On April 30, 2018, we entered into an Agreement and Plan of Merger (“Merger Agreement”) under which we agreed to acquire, in a series of transactions, all of the outstanding shares of ILG, Inc. (“ILG”) in a cash and stock transaction with an implied equity value of approximately $4.7 billion as of that date. Under the Merger Agreement, shareholders of ILG will receive 0.165 shares of our common stock, par value $0.01 per share, and $14.75 in cash, without interest, for each share of ILG common stock, par value $0.01 per share, that they own immediately before these transactions close. Consummation of these transactions is subject to customary conditions, including approval from shareholders of both MVW and ILG and other customary closing conditions.
We intend to finance the transaction through a combination of cash on hand and debt financing, and concurrently with the signing of the Merger Agreement, entered into a bridge facility commitment letter to provide for such financing. We expect to close the transaction by August 31, 2018.
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
While many of the properties and sales centers impacted by the Hurricanes were fully or partially open by the end of September 2017, two resorts and a sales center on St. Thomas remained closed at the end of 2017. One resort and a modified sales gallery in St. Thomas opened in the middle of February 2018, and we expect the remaining resort in St. Thomas will be opened in the second half of 2018. Further, while some of the properties affected were fully or partially open by September 30, 2017, many of the operations at these locations will continue to ramp-up beyond the first half of 2018. We expect to submit insurance claims in 2018 for our business interruption losses as well as property damage experienced by both us and our owners’ associations from these Hurricanes; however, we cannot quantify the extent of any payment under such claims at this time.
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
We report, on a supplemental basis, contract sales for each of our three segments. Contract sales consist of the total amount of vacation ownership product sales under contract signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third parties, which we refer to as “resales contract sales.” In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our Income Statements due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

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
Resort Management and Other Services
Our resort management and other services revenues include revenues generated from fees we earn for managing each of our resorts. In addition, we earn revenue for providing ancillary offerings, including food and beverage outlets, golf courses and other retail and service outlets located at our resorts. We also receive annual fees, club dues, and certain transaction-based fees from owners and other third parties, including external exchange service providers with which we are associated.
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
Resort management and other services expenses include costs to operate the food and beverage outlets and other ancillary operations and overall customer support services, including reservations, and certain transaction-based expenses relating to external exchange service providers.
Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017
Average FICO score	739	743
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
Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 64.0 percent in the 2017 fiscal year and 62.2 percent in the 2018 first half. We expect to continue to offer financing incentive programs in 2018 and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.

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

	Six Months Ended
	June 30, 2018	June 30, 2017
Historical default rates	1.7%	1.9%
Rental
We operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with Accounting Standards Codification Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.
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

Consolidated Results
The following discussion presents an analysis of our results of operations.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES
Sale of vacation ownership products	$205,168	$201,856	$379,957	$365,733
Resort management and other services	77,642	71,940	147,822	139,359
Financing	35,851	32,530	71,333	64,641
Rental	74,561	69,290	148,771	136,969
Cost reimbursements	201,470	186,820	417,658	384,034
TOTAL REVENUES	594,692	562,436	1,165,541	1,090,736
EXPENSES
Cost of vacation ownership products	56,863	51,025	103,226	94,796
Marketing and sales	109,315	99,168	215,249	196,666
Resort management and other services	41,079	39,413	78,857	76,884
Financing	3,788	3,449	8,036	7,466
Rental	62,739	57,756	118,638	111,464
General and administrative	32,992	29,534	62,427	57,073
Litigation settlement	16,312	183	16,209	183
Consumer financing interest	6,172	5,654	12,778	11,592
Royalty fee	16,198	16,307	31,022	32,377
Cost reimbursements	201,470	186,820	417,658	384,034
TOTAL EXPENSES	546,928	489,309	1,064,100	972,535
Losses and other expense, net	(6,586)	(166)	(6,140)	(225)
Interest expense	(4,112)	(1,757)	(8,429)	(2,538)
Other	(19,686)	(100)	(22,802)	(469)
INCOME BEFORE INCOME TAXES	17,380	71,104	64,070	114,969
Provision for income taxes	(6,619)	(22,918)	(17,328)	(38,893)
NET INCOME	$10,761	$48,186	$46,742	$76,076

Contract Sales
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales
North America	$211,469	$195,791	$15,678	8%
Asia Pacific	13,784	11,614	2,170	19%
Europe	7,390	7,580	(190)	(3%)
Total contract sales	$232,643	$214,985	$17,658	8%
The changes in contract sales are described within the discussions of our segment results below. We estimate the ongoing impact of the 2017 Hurricanes negatively impacted contract sales by $3 million in the 2018 second quarter. Excluding this impact, we estimate total contract sales would have increased 10 percent over the prior year period.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales
North America	$398,613	$379,011	$19,602	5%
Asia Pacific	26,127	23,562	2,565	11%
Europe	11,564	12,030	(466)	(4%)
Total contract sales	$436,304	$414,603	$21,701	5%
The changes in contract sales are described within the discussions of our segment results below. We estimate the ongoing impact of the 2017 Hurricanes negatively impacted contract sales by $10 million in the 2018 first half. In addition, our 2017 first half had two additional days of sales due to the change to our financial reporting calendar at the beginning of 2017. Excluding both of these impacts, we estimate total contract sales would have increased 8 percent over the prior year period.
Sale of Vacation Ownership Products
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$232,643	$214,985	$17,658	8%
Less resales contract sales	(7,392)	(5,093)	(2,299)
Contract sales, net of resales	225,251	209,892	15,359
Plus:
Settlement revenue(1)	4,228	4,103	125
Resales revenue(1)	2,740	2,561	179
Revenue recognition adjustments:
Reportability	(4,180)	9,862	(14,042)
Sales reserve	(15,095)	(14,337)	(758)
Other(2)	(7,776)	(10,225)	2,449
Sale of vacation ownership products	$205,168	$201,856	$3,312	2%
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Revenue reportability had a negative impact in the 2018 second quarter due to an increase in unclosed contracts during the quarter. Revenue reportability had a positive impact in the 2017 second quarter due to a decrease in unclosed contracts during the quarter.

The higher sales reserve reflected a higher required reserve in the 2018 second quarter due to the increase in contract closings.
The decrease in other adjustments was driven by a decrease in the utilization of sales incentives in our North America segment in the 2018 second quarter, partially offset by the increase in contract closings.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$436,304	$414,603	$21,701	5%
Less resales contract sales	(14,932)	(10,876)	(4,056)
Contract sales, net of resales	421,372	403,727	17,645
Plus:
Settlement revenue(1)	7,741	7,439	302
Resales revenue(1)	4,946	4,146	800
Revenue recognition adjustments:
Reportability	(15,690)	(4,288)	(11,402)
Sales reserve	(23,970)	(27,059)	3,089
Other(2)	(14,442)	(18,232)	3,790
Sale of vacation ownership products	$379,957	$365,733	$14,224	4%
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Revenue reportability negatively impacted the 2018 first half and the 2017 first half due to an increase in unclosed contracts during each period.
The lower sales reserve reflected a lower required reserve in the 2018 first half due to lower default and delinquency activity, partially offset by a higher reserve required due to the increase in contract closings.
The decrease in other adjustments was driven by a decrease in the utilization of sales incentives in our North America segment in the 2018 first half, partially offset by the increase in contract closings.
Development Margin
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Sale of vacation ownership products	$205,168	$201,856	$3,312	2%
Cost of vacation ownership products	(56,863)	(51,025)	(5,838)	(11%)
Marketing and sales	(109,315)	(99,168)	(10,147)	(10%)
Development margin	$38,990	$51,663	$(12,673)	(25%)
Development margin percentage	19.0%	25.6%	(6.6 pts)
The decrease in development margin reflected the following:

•	$9.6 million of unfavorable revenue reportability compared to the 2017 second quarter;

•	$5.7 million from an unfavorable mix of higher cost real estate inventory being sold; and

•	$1.3 million from higher marketing and sales costs; and

•	$0.3 million from higher sales reserve activity.
These decreases were partially offset by the following:

•	$2.6 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$1.1 million from the lower utilization of sales incentives in our North America segment offset by changes in other expenses; and

•
$0.5 million of favorable changes in product cost true-up activity ($1.0 million of favorable true-up activity in the 2018 second quarter compared to $0.5 million of favorable true-up activity in the 2017 second quarter).

The 6.6 percentage point decline in the development margin percentage reflected a 3.4 percentage point decrease due to the unfavorable revenue reportability year-over-year, a 2.8 percentage point decrease due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold, a 0.5 percentage point decline due to higher marketing and sales costs, and a 0.1 percentage point increase from a higher sales reserve rate in the 2018 second quarter. These declines were partially offset by a 0.2 percentage point increase due to the favorable changes in product cost true-up activity year-over-year.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Sale of vacation ownership products	$379,957	$365,733	$14,224	4%
Cost of vacation ownership products	(103,226)	(94,796)	(8,430)	(9%)
Marketing and sales	(215,249)	(196,666)	(18,583)	(9%)
Development margin	$61,482	$74,271	$(12,789)	(17%)
Development margin percentage	16.2%	20.3%	(4.1 pts)
The decrease in development margin reflected the following:

•	$7.6 million of unfavorable revenue reportability compared to the 2017 first half;

•	$7.6 million from higher marketing and sales costs; and

•	$6.6 million from an unfavorable mix of higher cost real estate inventory being sold.
These decreases were partially offset by the following:

•	$3.7 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$3.2 million from lower sales reserve activity;

•	$1.5 million from the lower utilization of sales incentives in our North America segment and decreases in other expenses; and

•
$0.6 million of favorable changes in product cost true-up activity ($0.2 million of favorable true-up activity in the 2018 first half compared to $0.4 million of unfavorable true-up activity in the 2017 first half).

The 4.1 percentage point decline in the development margin percentage reflected a 1.8 percentage point decline due to higher marketing and sales costs, a 1.7 percentage point decline due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold in the 2018 first half, and a 1.5 percentage point decrease due to the unfavorable revenue reportability year-over-year. These declines were partially offset by a 0.7 percentage point increase from the lower sales reserve activity and a 0.2 percentage point increase due to the favorable changes in product cost true-up activity year-over-year.
Resort Management and Other Services Revenues, Expenses and Margin
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Management fee revenues	$25,316	$22,028	$3,288	15%
Ancillary revenues	35,412	33,040	2,372	7%
Other services revenues	16,914	16,872	42	—%
Resort management and other services revenues	77,642	71,940	5,702	8%
Resort management and other services expenses	(41,079)	(39,413)	(1,666)	(4%)
Resort management and other services margin	$36,563	$32,527	$4,036	12%
Resort management and other services margin percentage	47.1%	45.2%	1.9 pts

The increase in resort management and other services revenues reflected $3.3 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $2.4 million of higher ancillary revenues from food and beverage and golf offerings at our resorts, and $1.5 million of higher annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the average club dues charged to enrolled owners. These increases were partially offset by $1.5 million of lower refurbishment and other revenues due to a decrease in the number of refurbishment projects completed in the 2018 second quarter.
The improvement in the resort management and other services margin reflected the increases in revenue, partially offset by $1.7 million of higher expenses. Compared to the 2017 second quarter, expenses in the 2018 second quarter included $2.0 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $0.3 million of higher management fee related expenses, and $0.1 million of higher customer service expenses and expenses associated with the MVCD program, partially offset by $0.7 million of lower refurbishment expenses due to a decrease in the number of projects being refurbished in the 2018 second quarter.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Management fee revenues	$49,490	$44,143	$5,347	12%
Ancillary revenues	63,911	60,309	3,602	6%
Other services revenues	34,421	34,907	(486)	(1%)
Resort management and other services revenues	147,822	139,359	8,463	6%
Resort management and other services expenses	(78,857)	(76,884)	(1,973)	(3%)
Resort management and other services margin	$68,965	$62,475	$6,490	10%
Resort management and other services margin percentage	46.7%	44.8%	1.9 pts
The increase in resort management and other services revenues reflected $5.3 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $3.6 million of higher ancillary revenues, and $2.9 million of higher annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the average club dues charged to enrolled owners. These increases were partially offset by $3.3 million of lower refurbishment and other revenues due to a decrease in the number of refurbishment projects completed in the 2018 first half.
The increase in ancillary revenues included $4.9 million of higher revenues from food and beverage and golf offerings at our resorts, partially offset by $0.7 million of lower revenue due to outsourcing multiple operations in our North America segment and $0.6 million of lower revenue due to the two St. Thomas resorts being closed for part or all of the 2018 first half as a result of the 2017 Hurricanes.
The improvement in the resort management and other services margin reflected the increases in revenue, partially offset by $2.0 million of higher expenses. Compared to the 2017 first half, expenses in the 2018 first half included $4.0 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $0.6 million of higher customer service expenses and expenses associated with the MVCD program, and $0.2 million of higher management fee related expenses, partially offset by $1.6 million of lower refurbishment expenses due to a decrease in the number of projects being refurbished in the 2018 first half, $1.0 million of lower ancillary expenses due to outsourcing multiple operations in our North America segment, and $0.2 million of lower ancillary expenses due to the two St. Thomas resorts being closed for part or all of the first half of 2018 as a result of the 2017 Hurricanes.

Financing Revenues, Expenses and Margin
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Interest income	$34,127	$30,803	$3,324	11%
Other financing revenues	1,724	1,727	(3)	—%
Financing revenues	35,851	32,530	3,321	10%
Financing expenses	(3,788)	(3,449)	(339)	(10%)
Consumer financing interest expense	(6,172)	(5,654)	(518)	(9%)
Financing margin	$25,891	$23,427	$2,464	11%
Financing propensity	62.7%	63.0%
The increase in financing revenues was due to a $146 million increase in the average gross vacation ownership notes receivable balance ($4.5 million), partially offset by higher financing program incentive costs ($1.0 million) and a decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.2 million).
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
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Interest income	$67,825	$61,159	$6,666	11%
Other financing revenues	3,508	3,482	26	1%
Financing revenues	71,333	64,641	6,692	10%
Financing expenses	(8,036)	(7,466)	(570)	(8%)
Consumer financing interest expense	(12,778)	(11,592)	(1,186)	(10%)
Financing margin	$50,519	$45,583	$4,936	11%
Financing propensity	62.2%	64.4%
The increase in financing revenues was due to a $148 million increase in the average gross vacation ownership notes receivable balance ($8.8 million), partially offset by higher financing program incentive costs ($1.6 million) and a decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.5 million).
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

Rental Revenues, Expenses and Margin
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Rental revenues	$74,561	$69,290	$5,271	8%
Rental expenses	(62,739)	(57,756)	(4,983)	(9%)
Rental margin	$11,822	$11,534	$288	2%
Rental margin percentage	15.9%	16.6%	(0.7 pts)

	Three Months Ended		Change	% Change
	June 30, 2018	June 30, 2017
Transient keys rented(1)	336,892	333,874	3,018	1%
Average transient key rate	$216.53	$212.92	$3.61	2%
Resort occupancy	92.0%	89.4%	2.6 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.
The increase in rental revenues was due to a 2 percent higher average transient rate ($1.2 million), a 1 percent increase in transient keys rented ($0.6 million), $2.0 million of higher other revenues and $1.4 million of higher plus points revenue. Plus points are recognized as revenue when the points are redeemed.
The increase in rental margin reflected the higher rental revenues net of direct variable expenses (such as housekeeping) and the $1.4 million increase in plus points revenue, partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Rental revenues	$148,771	$136,969	$11,802	9%
Rental expenses	(118,638)	(111,464)	(7,174)	(6%)
Rental margin	$30,133	$25,505	$4,628	18%
Rental margin percentage	20.3%	18.6%	1.7 pts

	Six Months Ended		Change	% Change
	June 30, 2018	June 30, 2017
Transient keys rented(1)	669,800	660,213	9,587	1%
Average transient key rate	$225.78	$220.27	$5.51	3%
Resort occupancy	90.0%	88.5%	1.5 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.
The increase in rental revenues was due to a 3 percent higher average transient rate ($3.7 million), a 1 percent increase in transient keys rented ($2.1 million), $3.3 million of higher other revenues and $2.7 million of higher plus points revenue. Plus points are recognized as revenue when the points are redeemed.
The increase in rental margin reflected the higher rental revenues net of direct variable expenses (such as housekeeping) and the $2.7 million increase in plus points and other revenue, partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.

Cost Reimbursements
2018 Second Quarter
Cost reimbursements increased $14.7 million, or 8 percent, over the 2017 second quarter, reflecting $9.0 million due to higher costs, $4.4 million due to additional managed unit weeks in the 2018 second quarter and a $1.2 million impact from foreign exchange rates in our Europe segment.
2018 First Half
Cost reimbursements increased $33.6 million, or 9 percent, over the 2017 first half, reflecting $23.7 million due to higher costs, $7.2 million due to additional managed unit weeks in the 2018 first half and a $2.8 million impact from foreign exchange rates in our Europe segment.
General and Administrative
2018 Second Quarter
General and administrative expenses increased $3.5 million due to higher litigation and technology costs as well as higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
2018 First Half
General and administrative expenses increased $5.4 million due to higher litigation and technology costs as well as higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
Litigation Settlement
2018 First Half
In the 2018 first quarter, we had a $0.1 million true up of previously recorded litigation settlement expenses due to the reduction of a 2017 settlement of a construction related dispute at one of our North America resorts.
In the 2018 second quarter, we incurred $16.3 million of litigation settlement charges, including $10.6 million related to a project in San Francisco, $4.6 million related to a project in Lake Tahoe and $1.1 million related to projects in Europe.
2017 First Half
In the second quarter of 2017 we incurred $0.2 million of litigation settlement charges. We did not incur any litigation settlement charges in the first quarter of 2017.
Royalty Fee
2018 Second Quarter
Royalty fee expense decreased $0.1 million in the 2018 second quarter due to a contractual decrease in the fixed portion of the royalty fee owed to Marriott International as a result of amendments to our licensing agreements with Marriott International entered into during the 2018 first quarter ($0.7 million), partially offset by $0.6 million of higher costs due to a decrease in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent) and a slight increase in the dollar volume of closings.
2018 First Half
Royalty fee expense decreased $1.4 million in the 2018 first half due to a contractual decrease in the fixed portion of the royalty fee owed to Marriott International as a result of amendments to our licensing agreements with Marriott International entered into during the 2018 first quarter ($1.1 million) and $0.3 million of lower costs due to an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent), partially offset by an increase in the dollar volume of closings ($0.2 million).

Losses and Other Expenses
2018 First Half
In the 2018 first quarter, we recorded a $0.5 million favorable true up of previously recorded costs associated with Hurricane Irma and Hurricane Maria.
In the 2018 second quarter, we recorded $6.7 million of losses and other expenses primarily resulting from fraudulently induced electronic payment disbursements made to third parties, partially offset by $0.1 million of other miscellaneous income. See Footnote 9 “Contingencies and Commitments” to our Financial Statements for additional information regarding the fraudulently induced electronic payment disbursements made to third parties during the second quarter of 2018.
2017 First Half
In the 2017 second quarter and 2017 first half, we recorded $0.2 million of miscellaneous losses and other expense.
Interest Expense
2018 Second Quarter
Interest expense increased $2.4 million due to $2.2 million of interest expense associated with the Convertible Notes issued during the 2017 third quarter and $0.6 million of imputed interest on a non-interest bearing note payable associated with the acquisition of vacation ownership units located on the Big Island of Hawaii, partially offset by a $0.4 million decrease in other expenses.
2018 First Half
Interest expense increased $5.9 million due to $4.4 million of interest expense associated with the Convertible Notes issued during the 2017 third quarter and $1.5 million of imputed interest on a non-interest bearing note payable associated with the acquisition of vacation ownership units located on the Big Island of Hawaii.
Other
2018 First Half
During the 2018 first quarter, we incurred $3.1 million of other expenses, including $2.5 million of acquisition costs associated with the anticipated future capital efficient acquisition of an operating property in San Francisco, California and $0.7 million of other acquisition costs.
During the 2018 second quarter, we incurred $19.7 million of other expenses, including $19.8 million of costs associated with the pending acquisition of ILG, partially offset by $0.1 million of other miscellaneous income.
2017 First Half
During the 2017 first half, we incurred $0.5 million of other expenses, including $0.6 million of acquisition costs, partially offset by $0.1 million of other miscellaneous income.
Income Tax
2018 Second Quarter
Our provision for income taxes decreased $16.3 million (from $22.9 million to $6.6 million) from the second quarter of 2017. The decrease was primarily due to the reduction of the U.S. corporate maximum tax rate from 35 percent to 21 percent as mentioned below and by decreases in U.S. and foreign earnings.
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
2018 First Half
Our provision for income taxes decreased $21.6 million (from $38.9 million to $17.3 million) from the 2017 first half. The decrease was primarily due to the reduction of the U.S. corporate maximum tax rate from 35 percent to 21 percent as mentioned above and by decreases in U.S. and foreign earnings.

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income, before interest expense (excluding consumer financing interest expense), income taxes, depreciation and amortization. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense because we consider it to be an operating expense of our business. We consider EBITDA and Adjusted EBITDA to be indicators of operating performance, which we use to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA and Adjusted EBITDA, as do analysts, lenders, investors and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes non-cash share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. We evaluate Adjusted EBITDA as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our on-going core operations before the impact of these items with results from other vacation ownership companies.
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

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$10,761	$48,186	$46,742	$76,076
Interest expense	4,112	1,757	8,429	2,538
Tax provision	6,619	22,918	17,328	38,893
Depreciation and amortization	5,770	5,001	11,371	10,192
EBITDA	27,262	77,862	83,870	127,699
Non-cash share-based compensation	6,117	5,175	9,718	8,451
Certain items	42,673	548	45,284	1,019
Adjusted EBITDA	$76,052	$83,585	$138,872	$137,169
2018 Second Quarter
Certain items for the 2018 second quarter consisted of $19.8 million of acquisition costs associated with the pending acquisition of ILG, $16.3 million of litigation settlement charges, including $10.6 million related to a project in San Francisco, $4.6 million related to a project in Lake Tahoe and $1.1 million related to projects in Europe, and $6.6 million of losses and other expenses primarily resulting from fraudulently induced electronic payment disbursements made to third parties. These exclusions increased EBITDA by $42.7 million.
Certain items for the 2017 second quarter consisted of $0.2 million of acquisition costs, less than $0.2 million of litigation settlement expenses and less than $0.2 million of losses and other expense. These exclusions increased EBITDA by $0.5 million.

2018 First Half
Certain items for the 2018 first half consisted of $22.9 million of acquisition costs, including $20.4 million of costs associated with the pending acquisition of ILG and $2.5 million of costs associated with the anticipated future capital efficient acquisition of an operating property in San Francisco, California, $16.3 million of litigation settlement charges, including $10.6 million related to a project in San Francisco, $4.6 million related to a project in Lake Tahoe and $1.1 million related to projects in Europe, and $6.6 million of losses and other expenses primarily resulting from fraudulently induced electronic payment disbursements made to third parties, partially offset by a $0.5 million favorable true up of previously recorded costs associated with the 2017 Hurricanes (recorded in losses and other expense) and a $0.1 million true up of previously recorded litigation settlement expenses. These exclusions increased EBITDA by $45.3 million.
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
North America
The following discussion presents an analysis of our results of operations for the North America segment.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES
Sale of vacation ownership products	$188,624	$184,880	$349,320	$336,589
Resort management and other services	68,429	63,916	131,960	125,989
Financing	33,912	30,719	67,441	60,958
Rental	67,083	62,021	135,158	124,506
Cost reimbursements	186,734	176,236	389,360	357,802
TOTAL REVENUES	544,782	517,772	1,073,239	1,005,844
EXPENSES
Cost of vacation ownership products	50,123	45,808	91,108	84,731
Marketing and sales	95,519	87,373	188,902	174,795
Resort management and other services	33,881	33,355	66,164	66,324
Rental	53,283	49,220	100,466	95,274
Litigation settlement	15,199	—	14,988	—
Royalty fee	3,641	3,038	5,478	5,728
Cost reimbursements	186,734	176,236	389,360	357,802
TOTAL EXPENSES	438,380	395,030	856,466	784,654
Gains (losses) and other income (expense), net	17	(162)	3	(196)
Other	26	74	(2,425)	125
SEGMENT FINANCIAL RESULTS	$106,445	$122,654	$214,351	$221,119
Contract Sales
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$211,469	$195,791	$15,678	8%
We estimate the 2017 Hurricanes negatively impacted contract sales by $3 million in the 2018 second quarter. Excluding this impact, we estimate that total contract sales would have increased 10 percent over the prior year period.
The $15.7 million increase in North America vacation ownership contract sales reflected a $13.3 million increase in sales at on-site sales locations and a $2.4 million increase in sales at off-site (non tour-based) sales locations.

The increase in sales at North America on-site locations reflected a 5 percent increase in the number of tours and a 3 percent increase in VPG to $3,672 in the 2018 second quarter from $3,579 in the 2017 second quarter. The 5 percent increase in the number of tours was due to increases in both owner tours and first time buyer tours. In addition, the increase in the number of total tours reflected an increase of 5 percent from new sales locations, while tours from existing sales locations were flat year over year. The increase in VPG resulted from a 0.6 percentage point increase in closing efficiency and higher pricing.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$398,613	$379,011	$19,602	5%
We estimate the 2017 Hurricanes negatively impacted contract sales by $10 million in the 2018 first half. In addition, our 2017 first half had two additional days of sales due to the change to our financial reporting calendar at the beginning of 2017. Excluding both impacts, we estimate that total contract sales would have increased 8 percent over the prior year period.
The $19.6 million increase in North America vacation ownership contract sales reflected a $20.4 million increase in sales at on-site sales locations, partially offset by a $0.8 million decrease in sales at off-site (non tour-based) sales locations.
The increase in sales at North America on-site locations reflected a 4 percent increase in the number of tours and a 2 percent increase in VPG to $3,698 in the 2018 first half from $3,631 in the 2017 first half. The 4 percent increase in the number of tours was due to increases in both owner tours and first time buyer tours. In addition, the increase in the number of total tours reflected an increase of 5 percent from new sales locations, partially offset by a decrease of 1 percent from existing sales locations. The decrease at existing sales locations included a negative year over year impact at our St. Thomas sales gallery because it was closed for part of the 2018 first half as a result of the 2017 Hurricanes. The increase in VPG resulted from a 0.4 percentage point increase in closing efficiency and higher pricing. The sales at North America off-site locations were negatively impacted primarily by lower sales in Latin America.
Sale of Vacation Ownership Products
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$211,469	$195,791	$15,678	8%
Less resales contract sales	(7,392)	(4,908)	(2,484)
Contract sales, net of resales	204,077	190,883	13,194
Plus:
Settlement revenue(1)	3,920	4,051	(131)
Resales revenue(1)	2,594	2,561	33
Revenue recognition adjustments:
Reportability	(1,560)	9,512	(11,072)
Sales reserve	(13,250)	(13,025)	(225)
Other(2)	(7,157)	(9,102)	1,945
Sale of vacation ownership products	$188,624	$184,880	$3,744	2%
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Revenue reportability negatively impacted the 2018 second quarter due to an increase in unclosed contracts during the quarter. Revenue reportability positively impacted the 2017 second quarter due to a decrease in unclosed contracts during the quarter.
The higher sales reserve reflected a higher required reserve in the 2018 second quarter due to the increase in contract closings.

The decrease in other adjustments was driven by a decrease in the utilization of sales incentives in the 2018 second quarter, partially offset by the increase in contract closings.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$398,613	$379,011	$19,602	5%
Less resales contract sales	(14,604)	(10,691)	(3,913)
Contract sales, net of resales	384,009	368,320	15,689
Plus:
Settlement revenue(1)	7,412	7,337	75
Resales revenue(1)	4,724	4,146	578
Revenue recognition adjustments:
Reportability	(12,465)	(4,087)	(8,378)
Sales reserve	(21,224)	(22,791)	1,567
Other(2)	(13,136)	(16,336)	3,200
Sale of vacation ownership products	$349,320	$336,589	$12,731	4%
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Revenue reportability negatively impacted the 2018 first half and the 2017 first half due to an increase in unclosed contracts during each period.
The lower sales reserve reflected a lower required reserve in the 2018 first half due to lower default and delinquency activity, partially offset by a higher reserve required due to the increase in contract closings.
The decrease in other adjustments was driven by a decrease in the utilization of sales incentives in the 2018 first half, partially offset by the increase in contract closings.
Development Margin
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Sale of vacation ownership products	$188,624	$184,880	$3,744	2%
Cost of vacation ownership products	(50,123)	(45,808)	(4,315)	(9%)
Marketing and sales	(95,519)	(87,373)	(8,146)	(9%)
Development margin	$42,982	$51,699	$(8,717)	(17%)
Development margin percentage	22.8%	28.0%	(5.2 pts)
The decrease in development margin reflected the following:

•	$7.7 million of unfavorable revenue reportability compared to the 2017 second quarter;

•	$4.9 million from an unfavorable mix of higher cost real estate inventory being sold; and

•	$0.7 million from higher marketing and sales costs.
These decreases in development margin were partially offset by the following:

•	$2.2 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$1.5 million from the lower utilization of sales incentives in our North America segment and decreases in other expenses;

•
$0.8 million of favorable changes in product cost true-up activity ($1.0 million of favorable true-up activity in the 2018 second quarter compared to $0.2 million of favorable true-up activity in the 2017 second quarter); and

•	$0.1 million from lower sales reserve activity in the 2018 second quarter.
The 5.2 percentage point decline in the development margin percentage reflected a 2.8 percentage point decrease from the unfavorable revenue reportability year-over-year, a 2.6 percentage point decrease due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold, and a 0.2 percentage point decline due to higher marketing and sales costs in the 2018 second quarter. These declines were partially offset by a 0.4 percentage point increase due to the favorable changes in product cost true-up activity year-over-year.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Sale of vacation ownership products	$349,320	$336,589	$12,731	4%
Cost of vacation ownership products	(91,108)	(84,731)	(6,377)	(8%)
Marketing and sales	(188,902)	(174,795)	(14,107)	(8%)
Development margin	$69,310	$77,063	$(7,753)	(10%)
Development margin percentage	19.8%	22.9%	(3.1 pts)
The decrease in development margin reflected the following:

•	$5.6 million of unfavorable revenue reportability compared to the 2017 first half;

•	$5.6 million from an unfavorable mix of higher cost real estate inventory being sold; and

•	$4.3 million from higher marketing and sales costs.
These decreases in development margin were partially offset by the following:

•	$3.2 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales);

•	$2.1 million from lower sales reserve activity in the 2018 first half;

•
$1.2 million of favorable changes in product cost true-up activity ($0.4 million of favorable true-up activity in the 2018 first half compared to $0.9 million of unfavorable true-up activity in the 2017 first half); and

•	$1.2 million from the lower utilization of sales incentives in our North America segment and decreases in other expenses.
The 3.1 percentage point decline in the development margin percentage reflected a 1.6 percentage point decrease due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold in the 2018 first half, a 1.2 percentage point decrease due to higher marketing and sales costs, and a 1.2 percentage point decrease from the unfavorable revenue reportability year-over-year. These declines were partially offset by a 0.5 percentage point increase due to the lower sales reserve activity and a 0.4 percentage point increase due to the favorable changes in product cost true-up activity year-over-year.
Resort Management and Other Services Revenues, Expenses and Margin
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Management fee revenues	$22,760	$19,711	$3,049	15%
Ancillary revenues	29,716	27,910	1,806	6%
Other services revenues	15,953	16,295	(342)	(2%)
Resort management and other services revenues	68,429	63,916	4,513	7%
Resort management and other services expenses	(33,881)	(33,355)	(526)	(2%)
Resort management and other services margin	$34,548	$30,561	$3,987	13%
Resort management and other services margin percentage	50.5%	47.8%	2.7 pts

The increase in resort management and other services revenues reflected $3.0 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $1.8 million of higher ancillary revenues from food and beverage and golf offerings at our resorts, and $1.2 million of higher annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the average club dues charged to enrolled owners. These increases were partially offset by $1.5 million of lower refurbishment and other revenues due to a decrease in the number of refurbishment projects completed in the 2018 second quarter.
The increase in the resort management and other services margin reflected the increases in revenue, partially offset by$0.5 million of higher expenses. The higher expenses included $1.2 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, partially offset by $0.7 million of lower refurbishment expenses due to a decrease in the number of projects being refurbished in the 2018 second quarter.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Management fee revenues	$44,323	$39,627	$4,696	12%
Ancillary revenues	55,113	52,598	2,515	5%
Other services revenues	32,524	33,764	(1,240)	(4%)
Resort management and other services revenues	131,960	125,989	5,971	5%
Resort management and other services expenses	(66,164)	(66,324)	160	—%
Resort management and other services margin	$65,796	$59,665	$6,131	10%
Resort management and other services margin percentage	49.9%	47.4%	2.5 pts
The increase in resort management and other services revenues reflected $4.7 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $2.5 million of higher ancillary revenues, and $2.1 million of higher annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the average club dues charged to enrolled owners. These increases were partially offset by $3.3 million of lower refurbishment and other revenues due to a decrease in the number of refurbishment projects completed in the 2018 first half.
The increase in ancillary revenues included $3.8 million of higher revenues from food and beverage and golf offerings at our resorts, partially offset by $0.7 million of lower revenue due to outsourcing multiple operations in our North America segment and $0.6 million of lower revenue due to the two St. Thomas resorts being closed for part or all of the 2018 first quarter as a result of the 2017 Hurricanes.
The increase in the resort management and other services margin reflected the increases in revenue and $0.2 million of lower expenses. The lower expenses included $1.7 million of lower refurbishment expenses due to a decrease in the number of projects being refurbished in the 2018 first half, $1.0 million of lower ancillary expenses due to outsourcing multiple operations, and $0.2 million of lower ancillary expenses due to the two St. Thomas resorts being closed for part or all of the first quarter of 2018 as a result of the 2017 Hurricanes, partially offset by $2.3 million of higher ancillary expenses from food and beverage and golf offerings at our resorts, $0.2 million of higher customer service expenses and expenses associated with the MVCD program, and $0.2 million of higher management fee related expenses.
Financing Revenues
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Interest income	$32,221	$29,029	$3,192	11%
Other financing revenues	1,691	1,690	1	—%
Financing revenues	$33,912	$30,719	$3,193	10%
Financing propensity	62.9%	62.9%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance ($4.3 million), partially offset by higher financing program incentive costs ($1.0 million) and a decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.1 million).

2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Interest income	$63,997	$57,552	$6,445	11%
Other financing revenues	3,444	3,406	38	1%
Financing revenues	$67,441	$60,958	$6,483	11%
Financing propensity	62.2%	64.4%
The increase in financing revenues was due to an increase in the average gross vacation ownership notes receivable balance ($8.5 million), partially offset by higher financing program incentive costs ($1.6 million) and a decrease in the weighted average coupon rate of our vacation ownership notes receivable ($0.4 million). We expect financing propensity for the 2018 fiscal year to approximate 60 to 65 percent as we intend to continue to offer financing incentive programs, and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
Rental Revenues, Expenses and Margin
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Rental revenues	$67,083	$62,021	$5,062	8%
Rental expenses	(53,283)	(49,220)	(4,063)	(8%)
Rental margin	$13,800	$12,801	$999	8%
Rental margin percentage	20.6%	20.6%	—%

	Three Months Ended		Change	% Change
	June 30, 2018	June 30, 2017
Transient keys rented(1)	310,561	306,830	3,731	1%
Average transient key rate	$211.18	$207.98	$3.20	2%
Resort occupancy	92.7%	89.7%	3.0 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.
The increase in rental revenues was due to $1.9 million of higher other revenues, $1.4 million of higher plus points revenue (plus points are recognized as revenue when the points are redeemed), a 2 percent increase in average transient rate ($1.0 million), and a 1 percent increase in transient keys rented ($0.8 million).
The increase in rental margin reflected higher rental revenues net of direct variable expenses (such as housekeeping) and the $1.4 million increase in plus points, partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Rental revenues	$135,158	$124,506	$10,652	9%
Rental expenses	(100,466)	(95,274)	(5,192)	(5%)
Rental margin	$34,692	$29,232	$5,460	19%
Rental margin percentage	25.7%	23.5%	2.2 pts

	Six Months Ended		Change	% Change
	June 30, 2018	June 30, 2017
Transient keys rented(1)	620,067	611,776	8,291	1%
Average transient key rate	$222.64	$217.74	$4.90	2%
Resort occupancy	90.9%	89.1%	1.8 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.
The increase in rental revenues was due to $3.2 million of higher other revenues, a 2 percent increase in average transient rate ($3.0 million), $2.7 million of higher plus points revenue (plus points are recognized as revenue when the points are redeemed) and a 1 percent increase in transient keys rented ($1.8 million).
The increase in rental margin reflected higher rental revenues net of direct variable expenses (such as housekeeping) and the $2.7 million increase in plus points, partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.
Asia Pacific
The following discussion presents an analysis of our results of operations for the Asia Pacific segment.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES
Sale of vacation ownership products	$11,654	$10,282	$22,900	$19,437
Resort management and other services	1,337	981	2,650	1,923
Financing	1,238	1,105	2,452	2,228
Rental	2,059	2,046	5,384	4,950
Cost reimbursements	1,931	1,607	3,697	2,717
TOTAL REVENUES	18,219	16,021	37,083	31,255
EXPENSES
Cost of vacation ownership products	3,490	2,184	6,636	4,242
Marketing and sales	9,379	7,618	18,016	14,381
Resort management and other services	1,271	831	2,382	1,703
Rental	5,019	4,315	10,045	8,641
Royalty fee	268	221	521	449
Cost reimbursements	1,931	1,607	3,697	2,717
TOTAL EXPENSES	21,358	16,776	41,297	32,133
Gains (losses) and other income (expense), net	43	—	43	(20)
Other	(5)	(2)	(10)	(10)
SEGMENT FINANCIAL RESULTS	$(3,101)	$(757)	$(4,181)	$(908)
Overview
In our Asia Pacific segment, we continue to identify opportunities for development margin growth and improvement. We plan to continue to focus on future inventory acquisitions with strong on-site sales locations. During the 2017 third quarter, we completed the purchase of 51 completed vacation ownership units, as well as a sales gallery and related amenities, in Bali, Indonesia. We began selling from this new location in the 2018 second quarter.

Contract Sales
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$13,784	$11,614	$2,170	19%
The increase in Asia Pacific vacation ownership contract sales was driven by a 22 percent increase in tours, partially offset by a 2 percent decrease in VPG. The increase in tours included a 12 percent increase from the new sales locations in Surfers Paradise, Australia and Bali, Indonesia, and a 10 percent increase from the existing sales locations. The decrease in VPG was driven by an increase in sales to first time buyers, which generally have a lower VPG than sales to existing owners.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$26,127	$23,562	$2,565	11%
The increase in Asia Pacific vacation ownership contract sales was driven by a 15 percent increase in tours, partially offset by a 4 percent decrease in VPG. The increase in tours included a 6 percent increase from the new sales locations in Surfers Paradise, Australia and Bali, Indonesia, and a 9 percent increase from the existing sales locations. The decrease in VPG was driven by an increase in sales to first time buyers, which generally have a lower VPG than sales to existing owners.
Sale of Vacation Ownership Products
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$13,784	$11,614	$2,170	19%
Plus:
Settlement revenue(1)	209	46	163
Revenue recognition adjustments:
Reportability	(924)	(370)	(554)
Sales reserve	(995)	(376)	(619)
Other(2)	(420)	(632)	212
Sale of vacation ownership products	$11,654	$10,282	$1,372	13%
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
The higher sales reserve reflected a higher required reserve in the 2018 second quarter due to higher default and delinquency activity as well as the higher contract closings.

2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$26,127	$23,562	$2,565	11%
Plus:
Settlement revenue(1)	223	91	132
Revenue recognition adjustments:
Reportability	(720)	(785)	65
Sales reserve	(1,677)	(2,212)	535
Other(2)	(1,053)	(1,219)	166
Sale of vacation ownership products	$22,900	$19,437	$3,463	18%
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
The lower sales reserve reflected a lower required reserve in the 2018 first half due to lower default and delinquency activity, partially offset by the higher contract closings.
Development Margin
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Sale of vacation ownership products	$11,654	$10,282	$1,372	13%
Cost of vacation ownership products	(3,490)	(2,184)	(1,306)	(60%)
Marketing and sales	(9,379)	(7,618)	(1,761)	(23%)
Development margin	$(1,215)	$480	$(1,695)	(353%)
Development margin percentage	(10.4%)	4.7%	(15.1 pts)
The decrease in development margin reflected an unfavorable mix of higher cost real estate inventory being sold in the 2018 second quarter, and higher marketing and sales costs due to the sales ramp-up in Bali and tour generation costs to support future growth in the region, partially offset by the higher sale of vacation ownership products revenue net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Sale of vacation ownership products	$22,900	$19,437	$3,463	18%
Cost of vacation ownership products	(6,636)	(4,242)	(2,394)	(56%)
Marketing and sales	(18,016)	(14,381)	(3,635)	(25%)
Development margin	$(1,752)	$814	$(2,566)	(315%)
Development margin percentage	(7.7%)	4.2%	(11.9 pts)
The decrease in development margin reflected higher marketing and sales costs due to pre-opening expenses and sales ramp-up in Bali and tour generation costs to support future growth in the region, as well as an unfavorable mix of higher cost real estate inventory being sold in the 2018 first half, partially offset by the higher sale of vacation ownership products revenue net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).

Resort Management and Other Services Revenues, Expenses and Margin
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Management fee revenues	$742	$694	$48	7%
Ancillary revenues	96	—	96	NA
Other services revenues	499	287	212	74%
Resort management and other services revenues	1,337	981	356	36%
Resort management and other services expenses	(1,271)	(831)	(440)	(53%)
Resort management and other services margin	$66	$150	$(84)	(56%)
Resort management and other services margin percentage	4.9%	15.3%	(10.4 pts)
The increase in resort management and other services revenues reflected $0.2 million of higher annual club dues and other revenues and 0.1 million of higher ancillary revenues associated with the new resort in Bali, Indonesia. The increase in the resort management and other services expenses primarily reflected 0.3 million of higher customer service expenses and expenses associated with the MVCD program, as well as ancillary expenses associated with the new resort in Bali, Indonesia.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Management fee revenues	$1,514	$1,386	$128	9%
Ancillary revenues	141	—	141	NA
Other services revenues	995	537	458	85%
Resort management and other services revenues	2,650	1,923	727	38%
Resort management and other services expenses	(2,382)	(1,703)	(679)	(40%)
Resort management and other services margin	$268	$220	$48	22%
Resort management and other services margin percentage	10.1%	11.4%	(1.3 pts)
The increase in resort management and other services revenues reflected $0.5 million of higher annual club dues and other revenues, 0.1 million of higher ancillary revenues associated with the new resort in Bali, Indonesia and $0.1 million of higher management fees. The increase in the resort management and other services expenses primarily reflected 0.4 million of higher customer service expenses and expenses associated with the MVCD program, as well as ancillary expenses associated with the new resort in Bali, Indonesia.
Rental Revenues, Expenses and Margin
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Rental revenues	$2,059	$2,046	$13	1%
Rental expenses	(5,019)	(4,315)	(704)	(16%)
Rental margin	$(2,960)	$(2,269)	$(691)	(30%)
Rental margin percentage	(143.8%)	(110.9%)	(32.9 pts)
The slight increase in rental revenues was due to an increase in transient keys rented, partially offset by a lower average transient rate. The higher expenses were due to owners choosing alternative usage options and higher unsold maintenance fees in the 2018 second quarter.

2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Rental revenues	$5,384	$4,950	$434	9%
Rental expenses	(10,045)	(8,641)	(1,404)	(16%)
Rental margin	$(4,661)	$(3,691)	$(970)	(26%)
Rental margin percentage	(86.6%)	(74.6%)	(12.0 pts)
The increase in rental revenues was due to an increase in transient keys rented. The higher expenses were due to owners choosing alternative usage options and higher unsold maintenance fees in the 2018 first half.
Europe
The following discussion presents an analysis of our results of operations for the Europe segment.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES
Sale of vacation ownership products	$4,890	$6,694	$7,737	$9,707
Resort management and other services	7,876	7,043	13,212	11,447
Financing	701	706	1,440	1,455
Rental	5,419	5,223	8,229	7,513
Cost reimbursements	12,805	8,977	24,601	23,515
TOTAL REVENUES	31,691	28,643	55,219	53,637
EXPENSES
Cost of vacation ownership products	823	1,137	1,233	1,692
Marketing and sales	4,417	4,177	8,331	7,490
Resort management and other services	5,927	5,227	10,311	8,857
Rental	4,437	4,221	8,127	7,549
Litigation settlement	1,100	—	1,208	—
Royalty fee	71	79	111	125
Cost reimbursements	12,805	8,977	24,601	23,515
TOTAL EXPENSES	29,580	23,818	53,922	49,228
SEGMENT FINANCIAL RESULTS	$2,111	$4,825	$1,297	$4,409
Overview
In our Europe segment, we are focused on selling our existing projects and managing existing resorts. We do not have any current plans for new development in this segment.
Contract Sales
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$7,390	$7,580	$(190)	(3%)
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$11,564	$12,030	$(466)	(4%)

Sale of Vacation Ownership Products
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$7,390	$7,580	$(190)	(3%)
Less resales contract sales	—	(185)	185
Contract sales, net of resales	7,390	7,395	(5)
Plus:
Settlement revenue(1)	99	6	93
Resales revenue(1)	146	—	146
Revenue recognition adjustments:
Reportability	(1,696)	720	(2,416)
Sales reserve	(850)	(936)	86
Other(2)	(199)	(491)	292
Sale of vacation ownership products	$4,890	$6,694	$(1,804)	(27%)
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Contract sales	$11,564	$12,030	$(466)	(4%)
Less resales contract sales	(328)	(185)	(143)
Contract sales, net of resales	11,236	11,845	(609)
Plus:
Settlement revenue(1)	106	11	95
Resales revenue(1)	222	—	222
Revenue recognition adjustments:
Reportability	(2,505)	584	(3,089)
Sales reserve	(1,069)	(2,056)	987
Other(2)	(253)	(677)	424
Sale of vacation ownership products	$7,737	$9,707	$(1,970)	(20%)
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.

Development Margin
2018 Second Quarter

	Three Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Sale of vacation ownership products	$4,890	$6,694	$(1,804)	(27%)
Cost of vacation ownership products	(823)	(1,137)	314	28%
Marketing and sales	(4,417)	(4,177)	(240)	(6%)
Development margin	$(350)	$1,380	$(1,730)	(125%)
Development margin percentage	(7.2%)	20.6%	(27.8 pts)
2018 First Half

	Six Months Ended		Change	% Change
($ in thousands)	June 30, 2018	June 30, 2017
Sale of vacation ownership products	$7,737	$9,707	$(1,970)	(20%)
Cost of vacation ownership products	(1,233)	(1,692)	459	27%
Marketing and sales	(8,331)	(7,490)	(841)	(11%)
Development margin	$(1,827)	$525	$(2,352)	(448%)
Development margin percentage	(23.6%)	5.4%	(29.0 pts)
Corporate and Other

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
EXPENSES
Cost of vacation ownership products	$2,427	$1,896	$4,249	$4,131
Financing	3,788	3,449	8,036	7,466
General and administrative	32,992	29,534	62,427	57,073
Litigation settlement	13	183	13	183
Consumer financing interest	6,172	5,654	12,778	11,592
Royalty fee	12,218	12,969	24,912	26,075
TOTAL EXPENSES	57,610	53,685	112,415	106,520
Losses and other expense, net	(6,646)	(4)	(6,186)	(9)
Interest expense	(4,112)	(1,757)	(8,429)	(2,538)
Other	(19,707)	(172)	(20,367)	(584)
TOTAL FINANCIAL RESULTS	$(88,075)	$(55,618)	$(147,397)	$(109,651)
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
Total Expenses
2018 Second Quarter
Total expenses increased $3.9 million from the 2017 second quarter. The $3.9 million increase resulted from $3.5 million of higher general and administrative expenses, $0.5 million of higher consumer financing interest expense, $0.5 million of higher cost of vacation ownership products expenses due to higher development expenses, and $0.3 million of higher financing expenses due to the increase in the average gross vacation ownership notes receivable balance, partially offset by $0.7 million of lower royalty fees due to amendments to our license agreements with Marriott International entered into during the 2018 first quarter and $0.2 million of lower litigation settlement.
General and administrative expenses increased $3.5 million due to higher litigation and technology costs as well as higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.

The $0.5 million increase in consumer financing interest expense was due to a higher average outstanding debt balance.
2018 First Half
Total expenses increased $5.9 million from the 2017 first half. The $5.9 million increase resulted from $5.4 million of higher general and administrative expenses, $1.2 million of higher consumer financing interest expense, $0.6 million of higher financing expenses due to the increase in the average gross vacation ownership notes receivable balance, and $0.1 million of higher cost of vacation ownership products expenses due to higher development expenses, partially offset by $1.2 million of lower royalty fees due to amendments to our license agreements with Marriott International entered into during the 2018 first quarter and $0.2 million of lower litigation settlement.
General and administrative expenses increased $5.4 million due to higher litigation and technology costs as well as higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
The $1.2 million increase in consumer financing interest expense was due to a higher average outstanding debt balance.
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
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($547.7 million at the end of the 2018 second quarter), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and our $250.0 million revolving credit facility (the “Revolving Corporate Credit Facility”). We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At the end of the 2018 second quarter, we had $1.4 billion of total gross debt outstanding, which included $1.1 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $230.0 million of Convertible Notes and a $30.9 million non-interest bearing note payable issued in connection with the acquisition of completed vacation ownership units on the Big Island of Hawaii.
At the end of the 2018 second quarter, we had $685.5 million of real estate inventory on hand, comprised of $325.4 million of finished goods, $0.1 million of work in progress, and $360.0 million of land and infrastructure. In addition, we had $47.6 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and held for sale as vacation ownership products.
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

The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$58,453	$14,130
Investing activities	(18,932)	(21,425)
Financing activities	187,363	(63,865)
Effect of change in exchange rates on cash, cash equivalents and restricted cash	707	1,962
Net change in cash, cash equivalents and restricted cash	$227,591	$(69,198)
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
In the 2018 first half, we generated $58.5 million of cash flows from operating activities, compared to $14.1 million in the 2017 first half. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations reflected lower inventory spending, higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable, timing of maintenance fee payments on unsold inventory and increased deposits on sales contracts for vacation ownership products, partially offset by higher payments related to employee benefits programs, timing of payments to property owners’ associations for maintenance fees collected on their behalf, and higher originations of vacation ownership notes receivable driven by higher contract sales.
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending Less Than / in Excess of Cost of Sales

	Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017
Inventory spending	$(52,145)	$(65,147)
Purchase of vacation ownership units for future transfer to inventory	—	(33,594)
Inventory costs	88,647	80,751
Inventory spending less than (in excess of) cost of sales	$36,502	$(17,990)
We measure our inventory capital efficiency by comparing the cash outflow for inventory spending (a cash item) to the amount of inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item).
Our inventory spending was less than inventory costs in the 2018 first half even though we satisfied a portion of our commitment to purchase vacation ownership units in our North America segment. We expect our full year inventory spending to be in line with inventory costs. Inventory spending in the 2018 first half included the acquisition of 20 completed vacation ownership units located at our resort in Marco Island, Florida, for $23.9 million, as well as a deposit of $1.9 million for the purchase of completed vacation ownership units located in Bali, Indonesia. We entered into each of these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 6 “Acquisitions and Dispositions” and Footnote 9 “Contingencies and Commitments” to our Financial Statements for additional information regarding these transactions.

Our inventory spending exceeded inventory costs in the 2017 first half as we satisfied a portion of our commitments to purchase vacation ownership units in our North America segment. Inventory spending included the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii for $27.3 million. In connection with this transaction, we also settled a $0.5 million note receivable from the seller on a non-cash basis, and issued a non-interest bearing note payable for $63.6 million. Purchase of vacation ownership units for future transfer to inventory included the acquisition of 36 completed vacation ownership units located at our resort in Marco Island, Florida, for $33.6 million. Our inventory spending increased throughout the remainder of 2017 as we satisfied our commitments to purchase vacation ownership units in our North America and Asia Pacific segments that we had entered into in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 6 “Acquisitions and Dispositions” and Footnote 9 “Contingencies and Commitments” to our Financial Statements for additional information regarding these transactions.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017
Vacation ownership notes receivable collections — non-securitized	$49,742	$41,307
Vacation ownership notes receivable collections — securitized	105,515	95,424
Vacation ownership notes receivable originations	(233,061)	(228,048)
Vacation ownership notes receivable collections less than originations	$(77,804)	$(91,317)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the 2018 first half, as compared to the 2017 first half, due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the 2018 first half increased due to higher vacation ownership contract sales, offset partially by a decrease in financing propensity to 62.2 percent for the 2018 first half compared to 64.4 percent for the 2017 first half.
Cash from Investing Activities

	Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017
Capital expenditures for property and equipment (excluding inventory)	$(7,490)	$(11,344)
Purchase of company owned life insurance	(11,562)	(10,092)
Dispositions, net	120	11
Net cash used in investing activities	$(18,932)	$(21,425)
Capital Expenditures for Property and Equipment
Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided.
In the 2018 first half, capital expenditures for property and equipment of $7.5 million included $5.0 million to support business operations (including $1.9 million for ancillary and other operations assets and $3.1 million for sales locations) and $2.4 million for technology spending.
In the 2017 first half, capital expenditures for property and equipment of $11.3 million included $10.5 million to support business operations (including $5.7 million for ancillary and other operations assets and $4.8 million for sales locations) and $0.8 million for technology spending.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. During the 2018 first half, we paid $11.6 million to acquire these policies.

Cash from Financing Activities

	Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2017
Borrowings from securitization transactions	$423,000	$50,260
Repayment of debt related to securitization transactions	(154,271)	(117,400)
Borrowings from Revolving Corporate Credit Facility	—	60,000
Repayment of Revolving Corporate Credit Facility	—	(12,500)
Repayment of non-interest bearing note payable	(32,680)	—
Debt issuance costs	(6,578)	(1,219)
Repurchase of common stock	(1,882)	(3,868)
Payment of dividends	(31,927)	(28,552)
Payment of withholding taxes on vesting of restricted stock units	(8,312)	(9,962)
Other, net	13	(624)
Net cash provided by (used in) financing activities	$187,363	$(63,865)
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
During the 2018 first half, we completed the securitization of a pool of $436.1 million of vacation ownership notes receivable. Approximately $327.1 million of the vacation ownership notes receivable were purchased on June 28, 2018 by the 2018-1 Trust, and we expect the remaining vacation ownership notes receivable to be purchased by the 2018-1 Trust prior to September 30, 2018. As of June 28, 2018, the 2018-1 Trust held $105.8 million of the proceeds, which will be released as the remaining vacation ownership notes receivable are purchased. On July 26, 2018, subsequent to the second quarter of 2018, the 2018-1 Trust purchased $56.5 million of the remaining vacation ownership notes receivable and $54.8 million was released from restricted cash. Any funds not used to purchase vacation ownership notes receivable will be returned to the investors. See Footnote 10 “Debt” to our Financial Statements for additional information regarding this transaction.
At June 30, 2018, $39.6 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote 10 “Debt” to our Financial Statements for additional information regarding our Warehouse Credit Facility.
During the 2017 first half, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $59.1 million. The advance rate was 85 percent, which resulted in gross proceeds of $50.3 million. Net proceeds were $50.0 million due to the funding of reserve accounts in the amount of $0.3 million.
Borrowings from / Repayment of Revolving Corporate Credit Facility
There were no amounts outstanding under our Revolving Corporate Credit Facility as of June 30, 2018. See Footnote 10 “Debt” to our Financial Statements for additional information regarding our Revolving Corporate Credit Facility.
During the 2017 first half, we borrowed $60.0 million under our $200.0 million revolving credit facility (the “Previous Revolving Corporate Credit Facility”) to facilitate the funding of our short-term working capital needs, of which $47.5 million was outstanding as of June 30, 2017.
Debt Issuance Costs
In the 2018 first half, we paid $6.6 million of debt issuance costs, which included $5.6 million associated with the 2018 vacation ownership notes receivable securitization and $1.0 million of debt issuance costs associated with the amendment and extension of the Warehouse Credit Facility.
In the 2017 first half, we incurred $1.2 million of debt issuance costs associated with the amendment and extension of the Warehouse Credit Facility.

Repayment of Other Debt
In the 2018 first half, we paid $32.7 million on the non-interest bearing note payable related to the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii in 2017. See Footnote 6 “Acquisitions and Dispositions” and Footnote 9 “Contingencies and Commitments” to our Financial Statements for additional information regarding this transaction.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in thousands, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2017	10,440,505	$696,744	$66.73
For the first half of 2018	13,969	1,882	134.70
As of June 30, 2018	10,454,474	$698,626	$66.83
See Footnote 11 “Shareholders’ Equity” to our Financial Statements for further information related to our share repurchase program. The Merger Agreement prohibits us from repurchasing shares of our common stock without ILG’s consent.
Dividends
We distributed cash dividends to holders of common stock during the 2018 first half as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 7, 2017	December 21, 2017	January 4, 2018	$0.40
February 16, 2018	March 1, 2018	March 15, 2018	$0.40
May 14, 2018	May 28, 2018	June 11, 2018	$0.40
We currently expect to pay quarterly cash dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. In addition, our Revolving Corporate Credit Facility contains restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The Merger Agreement restricts our ability to pay dividends other than our regular quarterly dividends until the pending ILG acquisition is completed. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of June 30, 2018:

		Payments Due by Period
($ in thousands)	Total	Remainder of 2018	Years 2019 - 2020	Years 2021 - 2022	Thereafter
Contractual Obligations
Debt(1)	$1,559,201	$72,271	$316,253	$514,817	$655,860
Purchase obligations(2)	495,176	18,212	405,200	69,782	1,982
Operating leases	87,497	8,725	27,249	16,036	35,487
Capital Lease Obligations(3)	7,402	181	7,221	—	—
Other long-term obligations	903	903	—	—	—
Total contractual obligations	$2,150,179	$100,292	$755,923	$600,635	$693,329
_________________________

(1)	Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.

(2)
Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected in the table above represent expected funding under such contracts. Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

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

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
During June 2018, we identified fraudulently induced electronic disbursements we made to third parties in an aggregate amount of $9.9 million resulting from unauthorized third-party access to our email system. In consultation with the Audit Committee of our Board of Directors and our independent registered public accounting firm, Ernst & Young LLP, management has concluded that our controls to prevent improper electronic funds transfers were not designed effectively, resulting in a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because management concluded that the material weakness described above existed, we have concluded that we did not maintain effective internal control over financial reporting based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), and concluded that such controls were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, based on the identification of the material weakness described above.
Changes in Internal Control Over Financial Reporting
Immediately after identification of the fraudulently induced disbursements, management implemented additional controls intended to prevent fraudulently induced electronic disbursements, including additional verification and documentation procedures with respect to electronic disbursements. We believe these enhancements have increased the ability of our associates to identify and prevent fraudulently induced electronic disbursements and that these actions have improved our internal controls over financial reporting. The reliability of internal control processes requires repeatable execution and the identified material weakness will be considered fully remediated when these internal control enhancements have been in operation for a sufficient period of time for our management to conclude that the material weakness has been successfully remediated, which will likely occur in the third quarter of 2018.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of (a) our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our “2017 10-K”) and (b) our Quarterly Report on Form 10-Q for the three months ended March 31, 2018, other than as set forth below. The first two risk factors set forth below reflect revisions to the prior versions of such risk factors that appeared in our 2017 10-K. The final risk factor set forth below was originally disclosed in our Current Report on Form 8-K filed on July 19, 2018 and is repeated here for ease of reference.
Failure to maintain the integrity of internal or customer data, or to protect our systems from cyber attacks and similar incidents, could result in faulty business decisions or operational inefficiencies, damage our reputation and/or subject us to costs, fines or lawsuits.
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
Our information systems and records, including those we maintain with our service providers, may be subject to security breaches, cyber attack or cyber-intrusion, system failures, viruses, operator error or inadvertent releases of data. Data breaches have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions have increased. We must continuously monitor and enhance our information security controls to prevent, detect, and contain unauthorized activity, access, misuse and malicious software. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our associates, owners, customers or other users of our systems. Accordingly, we may be unable to anticipate these techniques or to implement adequate preventative measures, and, even if such measures are implemented and appropriate training is conducted in support of such measures, human errors compromising the efficacy of such measures may still occur. As a result, current or future security measures may not prevent any or all breaches and we may be required to expend significant capital and other resources to protect against, detect and remedy any potential or existing breaches and their consequences. For example, in June 2018, we identified fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $9.9 million resulting from unauthorized third-party access to our email system. A significant cyberattack or theft, loss, or fraudulent use of customer, employee or company data maintained by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses, fines or litigation. For example, failure to comply with Europe’s new GDPR, which became effective in May 2018, could result in fines of up to 4 percent of annual worldwide “turnover” (a measure similar to revenues in the United States). A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

Inadequate or failed technologies could lead to interruptions in our operations, which may materially adversely affect our business, financial position, results of operations or cash flows.
Our operations depend on our ability to maintain existing systems and implement new technologies, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, and other events. Conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If our information technology systems are disrupted, subject to a cyber attack or other unauthorized intrusion, become obsolete or do not adequately support our strategic, operational or compliance needs, our business, financial position, results of operations or cash flows may be adversely affected. In addition to financial consequences, disruptions to our information technology systems may materially impact our disclosure controls and procedures and internal control over financial reporting in future periods.
Spanish court rulings invalidating timeshare contracts have increased our exposure to litigation and such litigation may materially adversely affect our business and financial condition.
A series of Spanish court rulings over the past several years invalidating timeshare contracts have increased our exposure to litigation and such litigation may materially adversely affect our business and financial condition. These rulings have invalidated timeshare contracts entered into after January 1999 related to certain resorts in Spain if the timeshare structure of those resorts did not meet requirements prescribed by Spanish timeshare laws enacted in 1998, even if the structure was lawful prior to 1998 and adapted to the 1998 laws pursuant to mechanisms specified in the 1998 laws. These rulings have led to an increase in lawsuits by owners seeking to invalidate timeshare contracts in Spain, including a number of such lawsuits filed by owners at two of our resorts in Spain that have been decided in favor of the owners. If additional owners at our resorts in Spain file similar lawsuits, this may: result in the invalidation of those owners’ timeshare contracts entered into after January 1999; cause us to incur material litigation and other costs, including judgment or settlement payments; and materially adversely affect the results of operation of our Europe segment, as well as our business and financial condition. Members of the vacation ownership industry disagree with these rulings and are seeking to introduce legislation that will implement a more balanced approach. However, there can be no assurance that this new legislation will be enacted. The timeshare laws, regulations and policies in Spain may continue to change or be subject to different interpretations in the future, including in ways that could negatively impact our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2018 – April 30, 2018	—	$—	—	1,445,526
May 1, 2018 – May 31, 2018	—	$—	—	1,445,526
June 1, 2018 – June 30, 2018	—	$—	—	1,445,526
Total	—	$—	—	1,445,526
_________________________

(1)
On May 14, 2018, our Board of Directors authorized the extension of the duration of our existing share repurchase program through December 31, 2018. As of June 30, 2018, our Board of Directors had authorized the repurchase of an aggregate of up to 11.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. The Merger Agreement prohibits us from repurchasing shares of our common stock without ILG’s consent.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
10.1	Voting and Support Agreement dated as of April 30, 2018, by and among ILG, Inc., Marriott Vacations Worldwide Corporation, Qurate Retail, Inc., and Liberty USA Holdings, LLC		8-K	10.1	5/1/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Electronically Submitted
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Submitted
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Submitted
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Submitted
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Submitted
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Submitted
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Interim Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017; (ii) the Interim Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017; (iii) the Interim Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; and (iv) the Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

August 2, 2018	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial and Administrative Officer