Form 10-Q
period 2018-09-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2018-11-08
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of November 2, 2018 was 47,037,330.

MARRIOTT VACATIONS WORLDWIDE CORPORATION
FORM 10-Q TABLE OF CONTENTS
Throughout this report, we refer to brands that we own, as well as those brands that we license as our brands. All brand trademarks, service marks or trade names cited in this report are the property of their respective owners, including those of other companies and organizations. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ® or TM symbols, however such references are not intended to indicate in any way that MVW or the owner, as applicable, will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.
“Hyatt Vacation Ownership” business refers to the group of businesses using the Hyatt® brand in the shared ownership business pursuant to an exclusive, global master license agreement with a subsidiary of Hyatt Hotels Corporation (“Hyatt”). Our subsidiary, Vistana Signature Experiences, Inc. (“Vistana”), uses the Westin® and Sheraton® brands (and to a limited extent the St. Regis® and The Luxury Collection® brands) in vacation ownership pursuant to an exclusive global license agreement with Starwood Hotels and Resort Worldwide, LLC (“Starwood”). Brand names, trademarks, service marks and trade names that we own or license from Marriott International, Inc. (“Marriott International”) or its affiliates include Marriott Vacation Club®, Marriott Vacation Club DestinationsTM, Marriott Vacation Club PulseSM, Marriott Grand Residence Club®, Grand Residences by Marriott®, and The Ritz-Carlton Club®. We also refer to Marriott International’s Marriott Rewards® customer loyalty program.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Sale of vacation ownership products	$252	$183	$632	$549
Management and exchange	126	70	274	209
Rental	90	66	239	203
Financing	48	34	119	99
Cost reimbursements	234	177	652	561
TOTAL REVENUES	750	530	1,916	1,621
EXPENSES
Cost of vacation ownership products	64	46	167	141
Marketing and sales	135	94	346	287
Management and exchange	65	38	140	111
Rental	74	57	191	168
Financing	19	11	40	30
General and administrative	53	26	114	81
Depreciation and amortization	18	6	29	16
Litigation settlement	17	2	33	2
Royalty fee	19	15	50	47
Cost reimbursements	234	177	652	561
TOTAL EXPENSES	698	472	1,762	1,444
Gains (losses) and other income (expense), net	2	7	(4)	7
Interest expense	(14)	(2)	(23)	(5)
ILG acquisition-related costs	(108)	—	(128)	(1)
Other	—	—	(3)	—
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(68)	63	(4)	178
Benefit (provision) for income taxes	10	(23)	(7)	(62)
NET (LOSS) INCOME	(58)	40	(11)	116
Net income attributable to noncontrolling interests	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(58)	$40	$(11)	$116

(LOSSES) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(1.75)	$1.49	$(0.37)	$4.27
Diluted	$(1.75)	$1.45	$(0.37)	$4.18

CASH DIVIDENDS DECLARED PER SHARE	$0.40	$0.35	$1.20	$1.05

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net (loss) income	$(58)	$40	$(11)	$116
Other comprehensive income (loss):
Foreign currency translation adjustments	—	5	—	12
Derivative instrument adjustment, net of tax	—	—	(1)	—
Total other comprehensive income (loss), net of tax	—	5	(1)	12
TOTAL COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(58)	45	(12)	128
Less: Net income attributable to noncontrolling interests	—	—	—	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—
Total comprehensive income attributable to noncontrolling interests	—	—	—	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(58)	$45	$(12)	$128

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$441	$409
Restricted cash (including $130 and $32 from VIEs, respectively)	365	82
Accounts receivable, net (including $10 and $6 from VIEs, respectively)	236	92
Vacation ownership notes receivable, net (including $1,557 and $814 from VIEs, respectively)	1,959	1,115
Inventory	829	398
Property and equipment	952	583
Goodwill	2,747	—
Intangibles, net	1,216	—
Other (including $28 and $14 from VIEs, respectively)	268	166
TOTAL ASSETS	$9,013	$2,845

LIABILITIES AND EQUITY
Accounts payable	$181	$145
Advance deposits	124	84
Accrued liabilities (including $2 and $1 from VIEs, respectively)	370	120
Deferred revenue	325	69
Payroll and benefits liability	194	112
Deferred compensation liability	94	75
Securitized debt, net (including $1,701 and $845 from VIEs, respectively)	1,688	835
Debt, net	2,235	260
Other	15	14
Deferred taxes	266	90
TOTAL LIABILITIES	5,492	1,804
Contingencies and Commitments (Note 9)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 57,611,046 and 36,861,843 shares issued, respectively	1	—
Treasury stock — at cost; 10,405,594 and 10,400,547 shares, respectively	(696)	(694)
Additional paid-in capital	3,697	1,189
Accumulated other comprehensive income	16	17
Retained earnings	478	529
TOTAL MVW SHAREHOLDERS' EQUITY	3,496	1,041
Noncontrolling interests	25	—
TOTAL EQUITY	3,521	1,041
TOTAL LIABILITIES AND EQUITY	$9,013	$2,845
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES
Net (loss) income	$(11)	$116
Adjustments to reconcile net (loss) income to net cash and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	29	16
Amortization of debt discount and issuance costs	12	6
Accretion of acquired vacation ownership notes receivable	(1)	—
Vacation ownership notes receivable reserve	42	40
Share-based compensation	19	12
Deferred income taxes	2	23
Net change in assets and liabilities, net of the effects of acquisition:
Accounts receivable	(9)	23
Vacation ownership notes receivable originations	(395)	(345)
Vacation ownership notes receivable collections	244	204
Inventory	68	26
Purchase of vacation ownership units for future transfer to inventory	—	(34)
Other assets	53	34
Accounts payable, advance deposits and accrued liabilities	(13)	(78)
Deferred revenue	38	10
Payroll and benefit liabilities	(29)	1
Deferred compensation liability	11	10
Other liabilities	1	—
Other, net	6	7
Net cash and restricted cash provided by operating activities	67	71
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	(1,393)	—
Capital expenditures for property and equipment (excluding inventory)	(17)	(21)
Purchase of company owned life insurance	(13)	(12)
Net cash and restricted cash used in investing activities	(1,423)	(33)

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
FINANCING ACTIVITIES
Borrowings from securitization transactions	423	400
Repayment of debt related to securitization transactions	(264)	(232)
Proceeds from debt	1,650	318
Repayments of debt	(53)	(88)
Purchase of Convertible Note Hedges	—	(33)
Proceeds from issuance of Warrants	—	20
Debt issuance costs	(34)	(14)
Repurchase of common stock	(2)	(83)
Payment of dividends	(32)	(29)
Payment of withholding taxes on vesting of restricted stock units	(17)	(11)
Net cash and restricted cash provided by financing activities	1,671	248
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	3
Increase in cash, cash equivalents and restricted cash	315	289
Cash, cash equivalents and restricted cash, beginning of period	491	213
Cash, cash equivalents and restricted cash, end of period	$806	$502

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of debt in connection with acquisition of vacation ownership units	$—	$64
Non-cash issuance of stock in connection with ILG Acquisition	2,505	—
Dividends payable	19	9

SUPPLEMENTAL DISCLOSURES
Interest paid, net of amounts capitalized	28	16
Income taxes paid, net of refunds	18	38

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

36.9	Balance at December 31, 2017	$—	$(694)	$1,189	$17	$529	$1,041	$—	$1,041
—	Net loss	—	—	—	—	(11)	(11)	—	(11)
20.5	ILG Acquisition	1	—	2,440	—	—	2,441	25	2,466
—	Derivative instrument adjustment	—	—	—	(1)	—	(1)	—	(1)
0.2	Amounts related to share-based compensation	—	—	68	—	—	68	—	68
—	Repurchase of common stock	—	(2)	—	—	—	(2)	—	(2)
—	Dividends	—	—	—	—	(40)	(40)	—	(40)
57.6	Balance at September 30, 2018	$1	$(696)	$3,697	$16	$478	$3,496	$25	$3,521
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Interim Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (“we,” “us,” “Marriott Vacations Worldwide,” “MVW” or the “Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity). In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Interim Consolidated Financial Statements, unless otherwise noted. We use certain other terms that are defined within these Financial Statements.
The Financial Statements presented herein and discussed below include 100 percent of the assets, liabilities, revenues, expenses and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities for which Marriott Vacations Worldwide is the primary beneficiary in accordance with consolidation accounting guidance. References in these Financial Statements to net income attributable to common shareholders and MVW shareholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. These Financial Statements reflect our financial position, results of operations and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”).
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, the ILG Acquisition (defined below), seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto recast for the adoption of Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606),” as amended (“ASU 2014-09”) included in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on June 5, 2018.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, property and equipment valuation, accounting for acquired vacation ownership mortgages receivable, vacation ownership notes receivable reserves, income taxes and loss contingencies. Accordingly, actual amounts may differ from these estimated amounts.
Acquisition of ILG
On September 1, 2018, we completed the previously announced acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”) through a series of transactions, after which ILG became our indirect wholly-owned subsidiary (the “ILG Acquisition”). The Financial Statements in this report include ILG’s results of operations for the 30 days ended September 30, 2018 and reflect the financial position of our combined company at September 30, 2018. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.” See Footnote 2 “Acquisitions and Dispositions” for more information on the ILG Acquisition.
Business Combinations
We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and market approaches. Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. We record the net assets and results of operations of an acquired entity in our Financial Statements from the acquisition date. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We expense acquisition-related costs as we incur them. See Footnote 2 “Acquisitions and Dispositions” for additional information.

Goodwill
We test goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.
Intangibles and Long-Lived Assets
We assess indefinite-lived intangible assets for potential impairment and continued indefinite use annually, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount. If the carrying value of the asset exceeds the fair value, we recognize an impairment loss in the amount of that excess.We test definite-lived intangibles and long-lived asset groups for recoverability when changes in circumstances indicate that we may not be able to recover the carrying value; for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also test recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and we expect to complete the plan within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect the asset group will generate. If the comparison indicates that we will not be able to recover the carrying value of an asset group, we recognize an impairment loss for the amount by which the carrying value exceeds the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.We calculate the estimated fair value of an intangible asset or asset group using the income approach. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow; and estimated discount rates.
Restricted Cash
Restricted cash primarily consists of cash restricted for use by consolidated property owners’ associations which is designated for resort operations and other specific uses, such as reserves, cash held in a reserve account related to vacation ownership notes receivable securitizations, cash collected for maintenance fees to be remitted to property owners’ associations, and deposits received and held in escrow, primarily associated with the sale of vacation ownership products.
Reclassifications
We have reclassified the following prior year amounts to conform to the current year presentation:

•	Reclassified Resort management and other services revenue to Management and exchange revenue;

•	Reclassified Resort management and other services expense to Management and exchange expense;

•	Consolidated Consumer financing interest expense into Financing expense;

•	Reclassified depreciation expense from Marketing and sales expense, Management and exchange expense, Rental expense, and General and administrative expense to Depreciation and amortization expense;

•	Reclassified costs related to the ILG Acquisition from Other expense to ILG acquisition-related costs;

•	Reclassified $330 million of land and infrastructure from Inventory to Property and equipment at December 31, 2017; and

•
Reclassified $835 million of debt associated with vacation ownership notes receivable securitization, net of unamortized debt issuance costs from Debt, net to Securitized debt, net at December 31, 2017.

New Accounting Standards
Accounting Standards Update 2018-05 – “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”)
In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, which updates the income tax accounting in GAAP to reflect the interpretive guidance in Staff Accounting Bulletin (“SAB”) 118 (“SAB 118”), that was issued by the staff of the Securities and Exchange Commission in December 2017 in order to address the application of GAAP in situations where a registrant does not have all the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“the “Tax Act”). SAB 118 provides for a provisional one year measurement period for registrants to finalize their accounting for certain income tax effects related to the Tax Act. ASU 2018-05 was effective upon issuance. We expect to finalize our provisional amounts related to the Tax Act by the fourth quarter of 2018. See Footnote 4 “Income Taxes” for additional information.
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
Accounting Standards Update 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), as Amended
In May 2014, the FASB issued ASU 2014-09, which, as amended, created Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), and supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” including most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2017. The new standard may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized on the date of adoption. We adopted ASU 2014-09, as amended (the new “Revenue Standard”), effective January 1, 2018, the first day of our 2018 fiscal year, on a retrospective basis and restated our previously reported historical results. See Footnote 16 “Adoption Impact of New Revenue Standard” for further discussion of adoption and the impact on our previously reported historical results. See Footnote 3 “Revenue” for additional information on how we recognize revenue.
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
Accounting Standards Update 2016-02 – “Leases (Topic 842)” (“ASU 2016-02”)
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability of information regarding an entity’s leasing activities by providing additional information to users of financial statements. ASU 2016-02 requires lessees to recognize most leases on their balance sheet by recording a liability for its lease obligation and an asset for its right to use the underlying asset as of the lease commencement date and recognizing expenses on the income statement in a similar manner to the current guidance in Accounting Standards Codification 840, Leases (“ASC 840”). Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance.
Upon adoption of ASU 2016-02, as amended, leases will be classified as either finance or operating, with classification affecting the geography of expense recognition in the income statement. Additionally, enhanced quantitative and qualitative disclosures regarding leases are required. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.
As permitted by the amended guidance, we intend to elect to retain the original lease classification and historical accounting for existing or expired contracts of lessees and lessors so that we will not be required to reassess whether such contracts contain leases, the lease classification, or the initial direct costs. Additionally, with respect to our real estate leases, we intend to elect an accounting policy by class of underlying asset to combine lease and non-lease components. We do not intend to utilize the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of its right-of-use assets.
We plan to adopt ASU 2016-02, as amended, using the transition method which allows the application of the standard at the adoption date, January 1, 2019, and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
We are continuing our implementation efforts and evaluating the impact that adoption of ASU 2016-02, as amended, will have on our financial statements and disclosures, including for example, any potential changes to and investments in policies, processes, systems and internal controls over financial reporting that may be required to comply with the new guidance related to identifying and measuring right-of-use assets and lease liabilities.
We expect the adoption of ASU 2016-02 will have a material effect on our balance sheets as a result of recognizing a lease obligation and right-of-use asset for our operating leases, primarily those related to leases of real estate and other assets. We do not expect the adoption of ASU 2016-02 to have a material effect on our statements of income or cash flows.

2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
ILG Acquisition
On September 1, 2018, (the “Acquisition Date”), we completed the ILG Acquisition. ILG is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt, Sheraton and Westin brands in vacation ownership. The combination of our brands creates a leading global provider of upper-upscale vacation ownership, exchange networks and management services with access to world-class loyalty programs and an expanded portfolio of highly demanded vacation destinations.
Shareholders of ILG received 0.165 shares of our common stock and $14.75 in cash for each share of ILG common stock. The following table presents the fair value of each class of consideration transferred at the Acquisition Date.

(in millions, except per share amounts)
Equivalent shares of Marriott Vacations Worldwide common stock issued in exchange for ILG outstanding shares	20.5
Marriott Vacations Worldwide common stock price as of Acquisition Date	$119.00
Fair value of Marriott Vacations Worldwide common stock issued in exchange for ILG outstanding shares	2,441
Cash consideration to ILG shareholders, net of cash acquired of $154 million	1,680
Fair value of ILG equity-based awards attributed to pre-combination service	64
Total consideration transferred, net of cash acquired	4,185
Noncontrolling interests	25
$4,210

Preliminary Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the ILG Acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the Acquisition Date. We commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the Acquisition Date. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Acquisition Date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the Acquisition Date, as permitted under GAAP. The size and breadth of the ILG Acquisition could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the Acquisition Date. The final values may also result in changes to amortization expense related to intangible assets and depreciation expense related to property and equipment. Any potential adjustments made could be material in relation to the values presented in the table below. The following table presents our preliminary estimates of the fair values of the assets that we acquired and the liabilities that we assumed in connection with the business combination.

($ in millions)
Vacation ownership notes receivable	$736
Inventory	494
Property and equipment	384
Intangible assets	1,223
Other assets	581
Deferred revenue	(217)
Deferred taxes	(174)
Debt	(392)
Securitized debt from VIEs	(696)
Other liabilities	(476)
Net assets acquired	1,463
Goodwill(1)	2,747
$4,210
_________________________

(1)	Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined operations. We have not completed the assignment of goodwill to our reporting units as of the date of this report, and it is not deductible for tax purposes.
Vacation Ownership Notes Receivable
We acquired vacation ownership notes receivable which consist of loans to customers who purchased vacation ownership products and chose to finance their purchase. These vacation ownership notes receivable are collateralized by the underlying vacation ownership interests (“VOIs”) and generally have terms ranging from five to 15 years. We provisionally estimated the fair value of the vacation ownership notes receivables using a discounted cash flow model, which calculated a present value of expected future cash flows over the term of the respective vacation ownership notes receivable (Level 2). We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default and prepayment assumptions, which could result in changes to our provisional estimate. See Footnote 5 “Vacation Ownership Notes Receivable” for additional information.
Inventory
We acquired inventory which consists of completed unsold VOIs and vacation ownership projects under construction. We provisionally estimated the value of acquired inventory using an income approach, which is primarily based on significant Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates and capital expenditure needs of the relevant properties. We are continuing to assess the market assumptions and property conditions, which could result in changes to these provisional values.
Property and Equipment
We acquired property and equipment, which includes four owned hotels, information technology, ancillary business assets, furniture and equipment and land held for future development. We provisionally estimated the value of the property and equipment using a combination of the income, cost, and market approaches, which are primarily based on significant Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the hotels. We are continuing to assess the market assumptions and property conditions, which could result in changes to these provisional values.
Intangible Assets
The following table presents our preliminary estimates of the fair values of ILG’s identified intangible assets and their related estimated useful lives.

	Estimated Fair Value ($ in millions)	Estimated Useful Life (in years)
Member relationships	$754	10 to 15
Management contracts	354	15 to 25
Management contracts (1)	33	indefinite
Trade names and trademarks	82	indefinite
	$1,223
_________________________

(1)
The indefinite-lived management contracts, by their terms, continue for the foreseeable horizon. There are no legal, regulatory, contractual, competitive, economic or other factors which limit the period of time over which these resort management contracts are expected to contribute future cash flows.

We provisionally estimated the value of ILG’s trade names and trademarks using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We estimated the value of management contracts and member relationships using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. These valuation approaches utilize Level 3 inputs, and we continue to review ILG’s contracts and historical performance in addition to evaluating the inputs, including the discount rates and renewal and growth assumptions, which could result in changes to these provisional values.

Deferred Revenue
Deferred revenue primarily relates to membership fees, which are deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. Additionally, deferred revenue includes maintenance fees collected from owners, in certain cases, which are earned by the relevant property owners’ association over the applicable period. We provisionally estimated the value of ILG’s deferred revenue utilizing Level 3 inputs based on a review of existing deferred revenue balances against ILG’s legal performance obligations. We continue to review ILG’s contracts in addition to evaluating the inputs, including the discount rates, which could result in changes to the provisional estimate.
Deferred Income Taxes
Deferred income taxes primarily relate to the fair value of assets and liabilities acquired from ILG, including vacation ownership notes receivable, inventory, property and equipment, intangible assets, and debt. We provisionally estimated deferred income taxes based on statutory rates in the jurisdictions of the legal entities where the acquired assets and liabilities are recorded. We are continuing to assess the tax rates used, and we will update our estimate of deferred income taxes based on changes to our provisional valuations of the related assets and liabilities and refinement of the effective tax rates, which could result in changes to these provisional values.
Debt
We valued the IAC Notes (as defined in Footnote 12 “Debt”) using a quoted market price, which is considered a Level 2 input as it is observable in the market; however these notes have only a limited trading volume and as such this fair value estimate is not necessarily indicative of the value at which the IAC Notes could be retired or transferred.The carrying value of the ILG Revolving Credit Facility (as defined in Footnote 12 “Debt”) approximated fair value, as the contractual interest rate was variable plus an applicable margin based credit rating (Level 3 input). The ILG Revolving Credit Facility was extinguished and all amounts due were repaid in full subsequent to the completion of the ILG Acquisition.
Securitized Debt from VIEs
We provisionally estimated the fair value of the securitized debt from VIEs using a discounted cash flow model. The significant assumptions in our analysis include default rates, prepayment rates, bond interest rates and other structural factors (Level 3 inputs). We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default and prepayment assumptions, which could result in changes to our provisional estimate.
Lease Obligations
The following table presents the future minimum lease obligations that we assumed in the ILG Acquisition and for which we are the primary obligor as of September 30, 2018:

($ in millions)	Operating Leases
2018, remaining	$5
2019	19
2020	17
2021	12
2022	9
Thereafter	76
Total minimum lease payments	$138

Most leases have initial terms of up to 5 years, with some containing one or more renewals at our option, generally for 1 or 3 year periods, and generally contain fixed and in some cases variable components, which are primarily based on the operating performance of the leased property.

Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Marriott Vacations Worldwide and ILG as if we had completed the ILG Acquisition on December 30, 2016, the last day of our 2016 fiscal year, but using our preliminary fair values of assets and liabilities as of the Acquisition Date. As required by GAAP, these unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the ILG Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Nine Months Ended
($ in millions, except per share data)	September 30, 2018	September 30, 2017
Revenues	$3,172	$2,946
Net income (loss)	$78	$(17)
Net income (loss) attributable to common stockholders	$76	$(19)
(LOSSES) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$1.54	$(0.39)
Diluted	$1.50	$(0.38)

The unaudited pro forma results include $34 million and $169 million of ILG acquisition-related costs for the nine months ended September 30, 2018 and September 30, 2017, respectively.
ILG Results of Operations
The following table presents the results of ILG operations included in our Income Statement for the 30 days from the Acquisition Date through the end of the third quarter of 2018.

($ in millions)	September 1, 2018 to September 30, 2018
Revenue	$135
Net loss	$(25)

Marco Island, Florida
During the first quarter of 2018, we acquired 20 completed vacation ownership units located at our resort in Marco Island, Florida for $24 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory. See Footnote 9 “Contingencies and Commitments” for information on our remaining commitment related to this property.
During the second quarter of 2017, we acquired 36 completed vacation ownership units located at our resort in Marco Island, Florida for $34 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Property and equipment. To ensure consistency with the expected related future cash flow presentation, the cash purchase price was included as an operating activity in the Purchase of vacation ownership units for future transfer to inventory line on our Cash Flows for the nine months ended September 30, 2017.
Big Island of Hawaii
During the second quarter of 2017, we acquired 112 completed vacation ownership units located on the Big Island of Hawaii. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory. As consideration for the acquisition, we paid $27 million in cash, settled a note receivable from the seller of less than $1 million on a noncash basis, and issued a non-interest bearing note payable for $64 million. See Footnote 11 “Debt” for information on the non-interest bearing note payable.

3. REVENUE
We account for revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” which we adopted on January 1, 2018, using the retrospective method. See Footnote 1 “Summary of Significant Accounting Policies” for additional information and Footnote 16 “Adoption Impact of New Revenue Standard” for further discussion of the adoption and the impact on our previously reported historical results.
Sources of Revenue by Segment

	Three Months Ended September 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$252	$—	$—	$252

Ancillary revenues	42	—	—	42
Management fee revenues	28	8	(1)	35
Other services revenues	21	20	8	49
Management and exchange	91	28	7	126

Rental	86	4	—	90

Cost reimbursements	232	8	(6)	234
Revenue from contracts with customers	661	40	1	702

Financing	48	—	—	48
Total Revenues	$709	$40	$1	$750

	Three Months Ended September 30, 2017
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$183	$—	$—	$183

Ancillary revenues	31	—	—	31
Management fee revenues	23	—	—	23
Other services revenues	16	—	—	16
Management and exchange	70	—	—	70

Rental	66	—	—	66

Cost reimbursements	177	—	—	177
Revenue from contracts with customers	496	—	—	496

Financing	34	—	—	34
Total Revenues	$530	$—	$—	$530

	Nine Months Ended September 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$632	$—	$—	$632

Ancillary revenues	106	—	—	106
Management fee revenues	78	8	(1)	85
Other services revenues	55	20	8	83
Management and exchange	239	28	7	274

Rental	235	4	—	239

Cost reimbursements	650	8	(6)	652
Revenue from contracts with customers	1,756	40	1	1,797

Financing	119	—	—	119
Total Revenues	$1,875	$40	$1	$1,916

	Nine Months Ended September 30, 2017
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$549	$—	$—	$549

Ancillary revenues	91	—	—	91
Management fee revenues	67	—	—	67
Other services revenues	51	—	—	51
Management and exchange	209	—	—	209

Rental	203	—	—	203

Cost reimbursements	561	—	—	561
Revenue from contracts with customers	1,522	—	—	1,522

Financing	99	—	—	99
Total Revenues	$1,621	$—	$—	$1,621

Timing of Revenue from Contracts with Customers by Segment

	Three Months Ended September 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$367	$23	$1	$391
Goods or services transferred at a point in time	294	17	—	311
Revenue from contracts with customers	$661	$40	$1	$702

	Three Months Ended September 30, 2017
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$278	$—	$—	$278
Goods or services transferred at a point in time	218	—	—	218
Revenue from contracts with customers	$496	$—	$—	$496

	Nine Months Ended September 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,010	$23	$1	$1,034
Goods or services transferred at a point in time	746	17	—	763
Revenue from contracts with customers	$1,756	$40	$1	$1,797

	Nine Months Ended September 30, 2017
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$867	$—	$—	$867
Goods or services transferred at a point in time	655	—	—	655
Revenue from contracts with customers	$1,522	$—	$—	$1,522

Sale of Vacation Ownership Products
We market and sell vacation ownership products in our Vacation Ownership segment. Vacation ownership products include deeded vacation ownership products, deeded beneficial interests, rights to use real estate and other interests in trusts that solely hold real estate (collectively “vacation ownership products” or VOIs). Vacation ownership products may be sold for cash or we may provide financing.
In connection with the sale of vacation ownership products, we provide sales incentives to certain purchasers and, in certain cases, membership in a brand affiliated club. Non-cash incentives typically include Marriott Rewards points, Hyatt’s customer loyalty program points (“World of Hyatt” points) or an alternative sales incentive that we refer to as “plus points.” Plus points are redeemable for stays at our resorts or for use in an exclusive selection of travel packages provided by affiliate tour operators (the “Explorer Collection”), generally up to two years from the date of issuance. Typically, sales incentives are only awarded if the sale is closed.
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
Our assessment of collectibility of the transaction price for sales of vacation ownership products is aligned with our credit granting policies for financed contracts. In determining the consideration to which we expect to be entitled for financed contracts, we include estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analyses, which rely on historical payment data by customer class. Variable consideration which has not been included within the transaction price is presented as a reserve on vacation ownership notes receivable. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on vacation ownership notes receivable and can increase or decrease revenue. Revenues were reduced during the third quarter and first three quarters of 2018 by $1 million and $3 million, respectively, due to changes in our estimate of variable consideration for performance obligations that were satisfied in prior periods. In addition, we account for cash incentives provided to customers as a reduction of the transaction price. Refer to “Arrangements with Multiple Performance Obligations” below for a description of our methods of allocating transaction price to each performance obligation.
We evaluated our business practices, and the underlying risks and rewards associated with vacation ownership products and the respective timing that such risks and rewards are transferred to the customer in determining the point in time at which control of the vacation ownership product is transferred to the customer. Based upon the different terms of the contracts with the customer and business practices, we transfer control of the vacation ownership product at different times for Legacy-MVW and Legacy-ILG. We recognize revenue on the sale of Legacy-MVW vacation ownership products at closing. We recognize revenue on the sale of Legacy-ILG vacation ownership products upon expiration of the rescission period and completion of construction.
Revenue for non-cash incentives, such as plus points, is recorded as Deferred revenue on our Balance Sheets at closing and is recognized as rental revenue upon transfer of control to the customer, which typically occurs upon delivery of the incentive, or at the point in time when the incentive is redeemed. For non-cash incentives provided by third parties (i.e. Marriott Rewards points, World of Hyatt points or third-party Explorer Collection offerings), we evaluated whether we control the underlying good or service prior to delivery to the customer. We concluded that we are an agent for those non-cash incentives which we do not control prior to delivery and as such record the related revenue net of the related cost upon recognition.
Management and Exchange Revenues and Cost Reimbursements Revenues
Ancillary Revenues
Ancillary revenues consist of goods and services that are sold or provided by us at food and beverage outlets, golf courses and other retail and service outlets located at our resorts. Payments for such goods and services are generally received at the point of sale in the form of cash or credit card charges. For goods and services sold, we evaluate whether we control the underlying goods or services prior to delivery to the customer. For transactions where we do not control the goods or services prior to delivery, the related revenue is recorded net of the related cost upon recognition. We recognize ancillary revenue at the point in time when goods have been provided and/or services have been rendered.
Management Fee Revenues and Cost Reimbursements Revenues
We provide day-to-day-management services, including housekeeping services, operation of reservation systems, maintenance and certain accounting and administrative services for property owners’ associations, condominium owners and hotels.
We generate revenue from fees we earn for managing vacation ownership resorts, condominiums and hotels. In our Vacation Ownership segment, these fees are earned regardless of usage or occupancy and are typically based on either a percentage of the budgeted costs to operate the resorts or a fixed fee arrangement (“VO management fee revenues”). In our Exchange & Third-Party Management segment, we earn base management fees which are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various revenue sharing agreements based on stated formulas (“Base management fee revenues”) and incentive management fees, which are generally a percentage of either operating profits or improvement in operating profits (“Incentive management fees”). In addition, we receive reimbursement of costs incurred on behalf of our customers, which consist of actual expenses with no added margin (“cost reimbursements”). Vacation Ownership segment cost reimbursements revenues exclude amounts that we have paid to the property owners’ associations related to maintenance fees for unsold vacation ownership products, as we have concluded that such payments are consideration payable to a customer.
Management fees are collected over time or upfront depending upon the specific management contract. Cost reimbursements are received over time and considered variable consideration. We have determined that a significant financing component does not exist as a substantial amount of the consideration promised by the customer is paid when the associated variable consideration is determined.
We evaluated the nature of the management services provided and concluded that the management services constitute a series of distinct services to be accounted for as a single performance obligation transferred over time. We use an input method, the number of days that management services are provided, to recognize VO management fee revenues and Base management fee revenues, which is consistent with the pattern of transfer to the customers who receive and consume the benefits as services are provided each day. We recognize incentive management fees as earned throughout the incentive period based on actual results, which is subject to estimation of the transaction price.
Any consideration we receive in advance of services being rendered is recorded as Deferred revenue on our Balance Sheets and is recognized ratably across the service period to which it relates. We recognize variable consideration for Cost reimbursements revenues when the reimbursable costs are incurred.
Other Services Revenues
Other services revenues includes revenues from membership fees, club dues and additional fees for services we provide to customers. Membership fees and club dues are received in advance of providing access to the exchange services, are recorded as Deferred revenue on our Balance Sheets and are earned regardless of whether exchange services are provided. Generally, Interval International memberships are cancelable and refundable on a pro-rata basis, with the exception of the Interval Network’s Platinum tier which is non-refundable. Transaction-based fees are typically collected at a point in time.
We have determined that exchange services constitute a stand-ready obligation for us to provide unlimited access to exchange services over a defined period of time, when and if a customer (or customer of a customer) requests. We have determined that customers benefit from the stand-ready obligation evenly throughout the period in which the customer has access to exchange services and as such, recognize membership fees and club dues on a straight-line basis over the related period of time.
Transaction-based fees are recognized as revenue at the point in time at which the relevant goods or services are transferred to the customer. For transaction-based fees, we evaluate whether we control the underlying goods or services prior to delivery to the customer. Transaction-based fees from exchanges and other transactions in our Exchange & Third-Party Management segment are generally recognized when confirmation of the transaction is provided and services have been rendered. For transactions where we do not control the goods or services prior to delivery, the related revenue is recorded net of the related cost upon recognition.
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
Rental Revenues
We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of owned-hotel properties. In addition, in our Exchange & Third-Party Management segment, we offer vacation rental opportunities to members of the Interval Network and certain other membership programs from seasonal oversupply or underutilized space, as well as resort accommodations.
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
Deferred Revenue in a Business Combination
When we acquire a business which records deferred revenue on its historical financial statements, we are required to re-measure that deferred revenue as of the acquisition date pursuant to the rules related to accounting for business combinations. The post-acquisition impact of that re-measurement results in recognizing revenue which solely comprises the cost of the associated legal performance obligation we assumed as part of the acquisition, plus a normal profit margin. This accounting treatment typically results in lower amounts of revenue recognized in a reporting period following an acquisition than would have been recognized on a historical basis.
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
The following table shows the composition of our receivables and contract liabilities. We had no contract assets at either September 30, 2018 or December 31, 2017.

($ in millions)	At September 30, 2018	At December 31, 2017
Receivables
Accounts receivable	$46	$73
Vacation ownership notes receivable, net	1,959	1,115
	$2,005	$1,188

Contract Liabilities
Advance deposits	$124	$84
Deferred revenue	325	69
	$449	$153

Revenue recognized in the third quarter and first three quarters of 2018 that was included in our contract liabilities balance at December 31, 2017 was $13 million and $107 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At September 30, 2018, 90 percent of this amount is expected to be recognized as revenue over the next two years.

4. INCOME TAXES
We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate, was $2 million at both September 30, 2018 and December 31, 2017.
Our interim effective tax rate was (177.62) percent and 34.76 percent for the nine months ended September 30, 2018 and September 30, 2017, respectively. As our pre-tax net loss for three and nine months ended September 30, 2018 is disproportionate to our estimated fiscal year 2018 pre-tax net income, our effective tax rate for the corresponding periods will vary significantly. This is attributed to the exclusion of tax benefits associated with pre-tax losses generated in jurisdictions that have full valuation allowances and the ILG acquisition-related costs incurred in the third quarter of 2018. Our annual effective tax rate is expected to be approximately 45.98 percent for fiscal year 2018.
During December 2017, the Tax Act was signed into law, effective January 1, 2018, resulting in a significant change in the framework for U.S. corporate taxes, including but not limited to, the reduction of the U.S. corporate tax rate from 35 percent to 21 percent. In accordance with SAB 118, we remeasured our deferred tax assets and liabilities using the new corporate tax rate of 21 percent, rather than the previous corporate tax rate of 35 percent, resulting in a $65 million decrease in our income tax expense for the year ended December 31, 2017 and a corresponding $65 million decrease in our net deferred tax liability as of December 31, 2017. During the third quarter of 2018, the Internal Revenue Service issued additional guidance on the executive compensation portion of the Tax Act and upon application of the new guidance we recorded an adjustment of $2 million to the provisional amount recorded at December 31, 2017. However, other than the adjustment related to executive compensation, as of September 30, 2018, the amounts remain provisional and additional work is necessary to complete our detailed analysis.
The one-time transition tax on certain un-repatriated earnings of foreign subsidiaries is based on total post-1986 earnings and profits that we previously deferred from U.S. income taxes. We performed a preliminary analysis of the transition tax and determined that, due to deficits in foreign earnings and profits, we did not have a one-time transition tax liability to record in 2017. As of September 30, 2018, we have not finalized our calculations of our transition tax liability, if any. As the one-time transition tax is based in part on the amount of those earnings held in cash and other specified assets, we may determine that we have a one-time transition tax liability when we finalize the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
The re-measurement of our deferred tax balances, any transition tax and interpretation of the new law are provisional subject to clarifications of the new legislation and final calculations. As noted above, during the third quarter of 2018, we made an adjustment to our provisional calculation related to executive compensation. Any future changes to the provisional estimates, related to the Tax Act, will be reflected as a change in estimate in the period in which the change in estimate is made in accordance with SAB 118.

5. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	September 30, 2018			December 31, 2017
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$990	$567	$1,557	$814	$—	$814
Non-securitized
Eligible for securitization(1)	57	86	143	142	—	142
Not eligible for securitization(1)	207	52	259	159	—	159
Subtotal	264	138	402	301	—	301
	$1,254	$705	$1,959	$1,115	$—	$1,115

_________________________

(1)	Refer to Footnote 6 “Financial Instruments” for a discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income associated with vacation ownership notes receivable — securitized	$42	$27	$95	$73
Interest income associated with vacation ownership notes receivable — non-securitized	3	6	18	21
Total interest income associated with vacation ownership notes receivable	$45	$33	$113	$94

Acquired Vacation Ownership Notes Receivable
As part of the ILG Acquisition, we acquired existing portfolios of vacation ownership notes receivable. These notes receivable are accounted for using the expected cash flow method of recognizing discount accretion based on the expected cash flows from the acquired vacation ownership notes receivable pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality” (“ASC 310-30”). At acquisition, we recorded these acquired vacation ownership notes receivable at a preliminary estimate of fair value, including a credit discount which is accreted as an adjustment to yield over the estimated life of the vacation ownership notes receivable.
The fair value of our acquired vacation ownership notes receivable as of the Acquisition Date was determined using a discounted cash flow method, which calculated a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective vacation ownership notes receivable, while considering anticipated defaults and early repayments based on historical experience. Consequently, the fair value of the acquired vacation ownership notes receivable recorded on our balance sheet as of the Acquisition Date included an estimate for future uncollectible amounts which became the historical cost basis for that portfolio going forward.
The table below presents a rollforward from the Acquisition Date of the accretable yield (interest income) expected to be earned related to our acquired vacation ownership notes receivable, as well as the amount of non-accretable difference at the end of the period. The non-accretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the acquired vacation ownership notes receivable.

($ in millions)	30 Days Ended September 30, 2018
Balance at Acquisition Date	$—
Acquired accretable yield	373
Accretion	(9)
Reclassification from non-accretable difference	—
Balance at September 30, 2018	$364

Non-accretable difference at September 30, 2018	$78

The accretable yield is recognized into interest income over the estimated life of the acquired vacation ownership notes receivable using the level yield method. The accretable yield may change in future periods due to changes in the anticipated remaining life of the acquired vacation ownership notes receivable, which may alter the amount of future interest income expected to be collected, and changes in expected future principal and interest cash collections which impacts the non-accretable difference.
Our acquired vacation ownership notes receivable are remeasured at period end based on expected future cash flows which takes into consideration an estimated measure of anticipated defaults and early repayments. We consider historical Legacy-ILG vacation ownership notes receivable performance and the current economic environment in developing the expected future cash flows used in the re-measurement of our acquired vacation ownership notes receivable.
The following table shows future contractual principal payments, as well as interest rates for our non-securitized and securitized acquired vacation ownership notes receivable at September 30, 2018:

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2018, remaining	$5	$15	$20
2019	10	60	70
2020	11	61	72
2021	12	62	74
2022	12	63	75
Thereafter	88	306	394
Balance at September 30, 2018	$138	$567	$705
Weighted average stated interest rate	13.4%	13.4%	13.4%
Range of stated interest rates	3.5% to 17.9%	6.0% to 17.9%	3.5% to 17.9%

 Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG subsequent to the Acquisition Date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, as well as interest rates for our originated non-securitized and securitized originated vacation ownership notes receivable at September 30, 2018:

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2018, remaining	$15	$25	$40
2019	42	99	141
2020	32	103	135
2021	26	107	133
2022	23	109	132
Thereafter	126	547	673
Balance at September 30, 2018	$264	$990	$1,254
Weighted average stated interest rate	11.5%	12.5%	12.3%
Range of stated interest rates	0.0% to 18.0%	5.2% to 17.5%	0.0% to 18.0%

For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. See Footnote 3 “Revenue” for further information.
The following table summarizes the activity related to our originated vacation ownership notes receivable reserve:

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2017	$58	$61	$119
Increase in vacation ownership notes receivable reserve	35	7	42
Securitizations	(30)	30	—
Clean-up call(1)	2	(2)	—
Write-offs	(31)	—	(31)
Defaulted vacation ownership notes receivable repurchase activity(2)	23	(23)	—
Balance at September 30, 2018	$57	$73	$130
_________________________

(1)	Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations.

(2)
Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default and fully reserve such amounts. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Asia Pacific or Europe, when revocation is complete. For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.07 percent and 7.16 percent as of September 30, 2018 and December 31, 2017, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our vacation ownership notes receivable reserve of $7 million and $6 million as of September 30, 2018 and December 31, 2017, respectively.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due:

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2018	$40	$6	$46
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2017	$39	$7	$46
Average investment in vacation ownership notes receivable on non-accrual status during the third quarter of 2018	$40	$6	$46
Average investment in vacation ownership notes receivable on non-accrual status during the third quarter of 2017	$40	$6	$46
Average investment in vacation ownership notes receivable on non-accrual status during the first three quarters of 2018	$39	$7	$46
Average investment in vacation ownership notes receivable on non-accrual status during the first three quarters of 2017	$42	$6	$48

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of September 30, 2018:

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$5	$18	$23
91 – 150 days past due	4	6	10
Greater than 150 days past due	36	—	36
Total past due	45	24	69
Current	238	1,039	1,277
Total vacation ownership notes receivable	$283	$1,063	$1,346
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of December 31, 2017:

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$7	$19	$26
91 – 150 days past due	5	7	12
Greater than 150 days past due	34	—	34
Total past due	46	26	72
Current	313	849	1,162
Total vacation ownership notes receivable	$359	$875	$1,234

Legacy-ILG Vacation Ownership Notes Receivable
On an ongoing basis, we monitor credit quality of our Legacy-ILG vacation ownership notes receivable portfolio based on payment activity as follows:

•	Current — The vacation ownership note receivable is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.

•	Delinquent — We consider a vacation ownership note receivable to be delinquent based on the contractual terms of each individual financing agreement.

•
Non-performing — Our vacation ownership notes receivable are generally considered non-performing if interest or principal is more than 30 days past due. All non-performing vacation ownership notes receivable are placed on non-accrual status and we do not resume interest accrual until the vacation ownership notes receivable becomes contractually current. We apply payments we receive for vacation ownership notes receivable on non-performing status first to interest, then to principal, and any remainder to fees.

We consider vacation ownership notes receivable to be in default upon reaching 120 days outstanding. We use the origination of the vacation ownership notes receivable by brand (Hyatt, Sheraton, Westin) and the FICO scores of the customer as the primary credit quality indicators for our Legacy-ILG vacation ownership notes receivable, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the customers.
At September 30, 2018, the weighted average FICO score within our consolidated Legacy-ILG vacation ownership notes receivable pools was 709 based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG consolidated outstanding pool of vacation ownership notes receivable as of September 30, 2018 was 13.96 percent.

The following table shows the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of September 30, 2018:

	Acquired Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$174	$86	$7	$24	$291
Sheraton	156	133	22	58	369
Hyatt	22	13	1	1	37
Other	—	—	—	8	8
	$352	$232	$30	$91	$705
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of September 30, 2018:

	Originated Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$13	$3	$1	$2	$19
Sheraton	7	5	2	3	17
Hyatt	1	1	—	—	2
	$21	$9	$3	$5	$38
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG originated vacation ownership notes receivable as of September 30, 2018:

	Originated Vacation Ownership Notes Receivable
			Delinquent			Defaulted(1)	Total Delinquent & Defaulted
($ in millions)	Receivables	Current	30-59 Days	60-89 Days	90-119 Days	>120 Days
September 30, 2018	$38	$38	$—	$—	$—	$—	$—
_________________________

(1)	Vacation ownership notes receivable equal to or greater than 120 days are considered in default.

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

	At September 30, 2018		At December 31, 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable	$1,254	$1,395	$1,115	$1,276
Other assets	51	51	14	14
Total financial assets	$1,305	$1,446	$1,129	$1,290

Non-recourse debt associated with vacation ownership notes receivable securitizations, net	$(1,688)	$(1,683)	$(835)	$(836)
Exchange Notes, net	(88)	(89)	—	—
Senior Unsecured Notes, net	(741)	(772)	—	—
IAC Notes	(264)	(264)	—	—
Term Loan, net	(887)	(887)	—	—
Convertible notes, net	(198)	(238)	(192)	(260)
Non-interest bearing note payable, net	(30)	(30)	(61)	(61)
Other debt, net	(19)	(19)	—	—
Total financial liabilities	$(3,915)	$(3,982)	$(1,088)	$(1,157)

Originated Vacation Ownership Notes Receivable

	At September 30, 2018		At December 31, 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable
Securitized	$990	$1,124	$814	$955

Eligible for securitization	57	64	142	162
Not eligible for securitization	207	207	159	159
Non-securitized	264	271	301	321
	$1,254	$1,395	$1,115	$1,276

We estimate the fair value of our originated vacation ownership notes receivable that have been securitized using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model uses default rates, prepayment rates, coupon rates and loan terms for our securitized vacation ownership notes receivable portfolio as key drivers of risk and relative value that, when applied in combination with pricing parameters, determine the fair value of the underlying vacation ownership notes receivable.
Due to factors that impact the general marketability of our originated vacation ownership notes receivable that have not been securitized, as well as current market conditions, we bifurcate our non-securitized vacation ownership notes receivable at each balance sheet date into those eligible and not eligible for securitization using criteria applicable to current securitization transactions in the asset-backed securities (“ABS”) market. Generally, vacation ownership notes receivable are considered not eligible for securitization if any of the following attributes are present: (1) payments are greater than 30 days past due; (2) the first payment has not been received; or (3) the collateral is located in Asia or Europe. In some cases, eligibility may also be determined based on the credit score of the borrower, the remaining term of the loans and other similar factors that may reflect investor demand in a securitization transaction or the cost to effectively securitize the vacation ownership notes receivable.

The table above shows the bifurcation of our originated vacation ownership notes receivable that have not been securitized into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria.
We estimate the fair value of the portion of our originated vacation ownership notes receivable that have not been securitized that we believe will ultimately be securitized in the same manner as originated vacation ownership notes receivable that have been securitized. We value the remaining originated vacation ownership notes receivable that have not been securitized at their carrying value, rather than using our pricing model. We believe that the carrying value of these particular vacation ownership notes receivable approximates fair value because the stated, or otherwise imputed, interest rates of these loans are consistent with current market rates and the reserve for these vacation ownership notes receivable appropriately accounts for risks in default rates, prepayment rates, discount rates and loan terms. We concluded that this fair value measurement should be categorized within Level 3.
Other Assets
Other assets include $28 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs). In addition, we have investments in marketable securities of $8 million which are marked to market as trading securities using quoted market prices (Level 1 inputs). We have a $15 million note receivable related to a a convertible secured loan facility, due from a joint venture partner, for which fair value approximates carrying value as the terms and interest rates approximate market. See section entitled, Noncontrolling Interests, in Footnote 12 “Shareholders’ Equity” for additional information.
Non-Recourse Debt Associated with Securitized Vacation Ownership Notes Receivable
We generate cash flow estimates by modeling all bond tranches for our active vacation ownership notes receivable securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we obtain indicative credit spreads from investment banks that actively issue and facilitate the market for vacation ownership securities and determine an average credit spread by rating level of the different tranches. We then apply those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds payable. We concluded that this fair value measurement should be categorized within Level 3.
Exchange Notes
We estimate the fair value of our Exchange Notes (as defined in Footnote 11 “Debt”) using indicative quotes from securities dealers as of the last trading day for the quarter; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which the Exchange Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Senior Unsecured Notes
We estimate the fair value of our Senior Unsecured Notes (as defined in Footnote 11 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume as such this fair value estimate is not necessarily indicative of the value at which the Senior Unsecured Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
IAC Notes
We estimate the fair value of our IAC Notes (as defined in Footnote 11 “Debt”) using indicative quotes from securities dealers as of the last trading day for the quarter; however these notes have only a limited trading volume and as such this fair value estimate is not necessarily indicative of the value at which the IAC Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Term Loan
We estimate the fair value of our Term Loan (as defined in Footnote 11 “Debt”) approximates its gross carrying value as the contractual interest rate is variable plus an applicable margin. In addition, the Term Loan was priced and closed within the third quarter of 2018. We concluded that this fair value measurement should be categorized within Level 3.

Convertible Notes
We estimate the fair value of our Convertible Notes (as defined in Footnote 11 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which the Convertible Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The difference between the carrying value and the fair value is primarily attributed to the underlying conversion feature, and the spread between the conversion price and the market value of the shares underlying the Convertible Notes.
Non-Interest Bearing Note Payable
The carrying value of our non-interest bearing note payable issued in connection with the acquisition of vacation ownership units located on the Big Island of Hawaii approximates fair value, because the imputed interest rate used to discount this note payable is consistent with current market rates.
7. EARNINGS PER SHARE
Basic (loss) earnings per common share is calculated by dividing net (loss) income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, except in periods when there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted (loss) earnings per common share by application of the treasury stock method using average market prices during the period.
Our calculation of diluted (loss) earnings per share reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of September 30, 2018, there was no dilutive impact from the Convertible Notes for either the quarter or nine months then ended.
The shares issuable on exercise of the Warrants (as defined in Footnote 11 “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price, which was adjusted during the third quarter of 2018 to $176.40, as described in Footnote 11 “Debt.” If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote 11 “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted (loss) earnings per share.

The table below illustrates the reconciliation of the (loss) earnings and number of shares used in our calculation of basic and diluted (loss) earnings per share.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2018	September 30, 2017(1)	September 30, 2018	September 30, 2017(1)
Computation of Basic (Loss) Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(58)	$40	$(11)	$116
Shares for basic (loss) earnings per share	32.8	27.1	28.8	27.2
Basic (loss) earnings per share	$(1.75)	$1.49	$(0.37)	$4.27
Computation of Diluted (Loss) Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(58)	$40	$(11)	$116
Shares for basic (loss) earnings per share	32.8	27.1	28.8	27.2
Effect of dilutive shares outstanding
Employee stock options and SARs	—	0.4	—	0.5
Restricted stock units	—	0.2	—	0.2
Shares for diluted earnings per share	32.8	27.7	28.8	27.9
Diluted (loss) earnings per share	$(1.75)	$1.45	$(0.37)	$4.18
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

In accordance with the applicable accounting guidance for calculating earnings per share, for the quarter and nine months ended September 30, 2017, our calculation of diluted earnings per share included shares underlying stock appreciation rights (“SARs”) that may be settled in shares of common stock, because the exercise prices of such SARs were less than or equal to the average market prices for the applicable period.
8. INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At September 30, 2018	At December 31, 2017
Finished goods(1)	$761	$391
Work-in-progress	55	2
Real estate inventory	816	393
Operating supplies and retail inventory	13	5
	$829	$398
_________________________

(1)	Represents completed unsold inventory that is either registered for sale as VOIs, or unregistered and available for sale in its current form.
We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value.
In addition to the above, at September 30, 2018, we had $45 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.

9. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of September 30, 2018, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $46 million, of which we expect $8 million, $20 million, $9 million, $4 million, $3 million and $2 million will be paid in the remainder of 2018, 2019, 2020, 2021, 2022 and thereafter, respectively.

•	We have commitments of $6 million to subsidize operating costs of vacation ownership property owners’ associations, which we expect to pay in the fourth quarter of 2018.

•
We have a commitment to purchase an operating property located in New York, New York for $170 million, of which $7 million is attributed to a related capital lease arrangement and recorded in Debt. We expect to acquire the units in the property in their current form, over time, and we are committed to make payments for these units of $108 million and $62 million in 2019 and 2020, respectively. We currently manage this property, which we have rebranded as Marriott Vacation Club Pulse, New York City. See Footnote 14 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

•
We have a commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Vacation Ownership segment, contingent upon completion of construction to agreed-upon standards within specified timeframes. We expect to complete the acquisition in 2019 and to make payments with respect to these units when specific construction milestones are completed, as follows: $4 million in 2018 (which was paid subsequent to the end of the third quarter of 2018), $31 million in 2019 and $2 million in 2020.

•
We have a remaining commitment to purchase vacation ownership units located at our resort in Marco Island, Florida for $85 million, which we expect will be paid in 2018. See Footnote 2 “Acquisitions and Dispositions” and Footnote 14 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

•
During the first quarter of 2018, we assigned a commitment to purchase an operating property located in San Francisco, California to a third-party developer in a capital efficient inventory arrangement. We expect to acquire the operating property in 2020 and to pay the purchase price of $164 million as follows: $100 million in 2020 and $64 million in 2021. See Footnote 14 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

Surety bonds issued as of September 30, 2018 totaled $74 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Additionally, as of September 30, 2018, we had $6 million of letters of credit outstanding under our $600 million revolving credit facility (the “Revolving Corporate Credit Facility”) and $3 million of letters of credit outstanding in connection with our Legacy-ILG vacation ownership notes receivable securitizations.
Guarantees
At September 30, 2018, our maximum exposure under guarantees was $45 million and primarily relates to Legacy-ILG’s rental management agreements, including those under which owners receive guaranteed dollar amounts, and accommodation leases supporting the Exchange & Third-Party Management segment’s management activities that are entered into on behalf of the property owners which either party generally may terminate upon 60 to 90 days prior written notice to the other party.
Certain of our rental management agreements within our Exchange & Third-Party Management segment provide that owners receive specified percentages or guaranteed amounts of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2018 future amounts are not expected to be material either individually or in the aggregate.

Loss Contingencies
In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units (owners of two of which subsequently agreed to release their claims) at the resort formerly known as The Ritz-Carlton Club & Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint in Circuit Court for Maui County, Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners’ association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleged breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint included injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. In October 2018, the defendants reached agreements to settle the claims of the plaintiffs. During the third quarter of 2018 we recorded an accrual of $16 million in conjunction with the settlements.
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
In May 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of fractional interests at the RCC San Francisco. The plaintiffs alleged that the affiliation of the RCC San Francisco with our points-based Marriott Vacation Club Destinations (“MVCD”) program, certain alleged sales practices, and other acts we and the other defendants allegedly took caused an actionable decrease in the value of their fractional interests. The relief sought included, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. In July 2018, the parties reached an agreement in principle to settle the case and during the third quarter of 2018, we recorded an accrual of $11 million in connection with the settlement. In addition to various terms and conditions, the settlement in principle contemplates our repurchase of fractional interests owned by the plaintiffs.
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

In May 2016, we, certain of our subsidiaries, and certain third parties were named as defendants in an action filed in the U.S. District Court for the Middle District of Florida by Anthony and Beth Lennen. The case is filed as a putative class action; the plaintiffs seek to represent a class consisting of themselves and all other purchasers of MVCD points, from inception of the MVCD program in June 2010 to the present, as well as all individuals who own or have owned weeks in any resorts for which weeks have been added to the MVCD program. Plaintiffs challenge the characterization of the beneficial interests in the MVCD trust that are sold to customers as real estate interests under Florida law. They also challenge the structure of the trust and associated operational aspects of the trust product. The relief sought includes, among other things, declaratory relief, an unwinding of the MVCD product, and punitive damages. In September 2016, we filed a motion to dismiss the complaint and a motion to stay the case pending referral of certain questions to Florida state regulators, and the Court granted the motion to dismiss and denied the motion to stay. The Court granted leave to plaintiffs to file an amended complaint, which plaintiffs filed in October 2017. In November 2017, we filed a motion to dismiss the amended complaint, which remains pending. In October 2018, plaintiffs filed a motion for class certification. We dispute the plaintiffs’ material allegations and continue to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In July 2018, a complaint challenging our acquisition of ILG was filed on behalf of alleged stockholders of ILG in the District Court for the District of Delaware, captioned Scarantino v. ILG, Inc., et al. The complaint named as defendants ILG, ILG’s directors, Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., MVW, Volt Merger Sub, Inc. and Volt Merger Sub, LLC. The complaint alleged that (i) ILG and ILG’s directors issued a false and misleading registration statement in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; and (ii) we and ILG’s directors, Volt Merger Sub, Inc. and Volt Merger Sub, LLC violated Section 20(a) of the Exchange Act by allegedly exercising control over ILG and ILG’s directors while they issued a false and misleading registration statement. Also in July 2018, two other complaints challenging the ILG transaction on similar grounds were filed, one on behalf of an alleged stockholder of ILG in the District Court for the Southern District of Florida, captioned Patricia Stephens v. ILG, Inc., et al., and another on behalf of alleged stockholders of ILG in the District Court for the District of Delaware, captioned Hohman v. ILG, Inc., et al. Each of the complaints sought an injunction preventing the defendants from consummating the transaction and attorneys’ fees and costs, as well as other remedies. In September 2018, the parties settled the cases for a nominal amount.
In December 2016, individuals and entities who own or owned 107 fractional interests at the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “Club”) filed an action against ILG, certain of its subsidiaries, Marriott International and certain of its subsidiaries including Starwood Hotels and Resorts Worldwide, LLC (“Starwood”). The case is filed as a mass action in the U.S. District Court for the Southern District of New York. Plaintiffs principally challenge the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor, St. Regis Residence Club, New York, Inc., claiming that the alleged acts breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The relief sought includes, among other things, compensatory damages, rescission, disgorgement, attorneys’ fees, and pre- and post-judgment interest. In April 2017, defendants filed a motion to dismiss the amended complaint, which the Court granted in part and denied in part in September 2018. We dispute the material allegations and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In February 2017, the owners’ association for the Club filed a separate suit against ILG and certain of its subsidiaries in the U.S. District Court for the Southern District of New York. In March 2017, before defendants were served with the initial complaint, plaintiff filed an amended complaint that added Marriott International and Starwood as defendants and added additional claims. Plaintiff filed a second amended complaint in July 2017. The complaint, as amended, asserts claims against the sponsor of the Club, the Club manager, St. Regis New York Management, Inc., and certain affiliated entities, as well as against Marriott International and Starwood, for alleged breach of fiduciary duties principally related to sale and rental practices, tortious interference with the management agreement, and alleged unjust enrichment, seeks certain declaratory relief in connection with the Starpoints conversion program and the exchange program at the Club, and asserts claims based on alleged anticompetitive conduct by the defendants in connection with plaintiff’s renewal of the Club management agreement. In addition to the declaratory relief sought, plaintiff seeks unspecified actual damages, punitive damages, and disgorgement of payments under the management and purchase agreements, as well as related agreements. In September 2017, defendants filed a motion to dismiss the second amended complaint, which the Court granted in part and denied in part in September 2018. We dispute the plaintiff’s material allegations and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

Other
In addition to the above, in the second quarter of 2018 we recorded an accrual of $5 million in connection with an action brought by owners of fractional interests at The Ritz-Carlton, Lake Tahoe, and $1 million related to vacation ownership projects in Europe.
During June 2018, we identified fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $10 million resulting from unauthorized third-party access to our email system. Upon detection, we immediately notified law enforcement authorities and relevant financial institutions and commenced a forensic investigation. In each of the second and third quarters of 2018, we recovered $3 million, for a total recovery of $6 million as of September 30, 2018. We expect to recover a significant portion of the remaining $4 million through applicable insurance coverage. We reversed $3 million of the previously recorded loss in the Gains (losses) and other income (expense), net line of our Income Statement for the third quarter of 2018 and recorded a loss of $4 million in the Gains (losses) and other income (expense), net line of our Income Statement for the first three quarters of 2018. Any additional recoveries will be recorded in our results in the future. We have concluded that this event did not involve access to any of our other systems. No other misappropriation of assets was identified during our investigation.
Insurance Recoveries
During September 2017, the Westin St. John Resort Villas, a Legacy-ILG property, sustained damage as a result of Hurricane Irma. The resort has remained closed while rebuilding activities are in process. The reopening of the resort is currently targeted for January 2019. As of September 30, 2018, the property insurance claim receivable related to this event and other 2017 storms was $10 million and is presented within Accounts receivable on our Balance Sheet. This balance is subject to change.
10. SECURITIZED DEBT
The following table provides detail on our debt associated with vacation ownership notes receivable securitizations, net of unamortized debt issuance costs:

($ in millions)	At September 30, 2018	At December 31, 2017
Vacation ownership notes receivable securitizations, gross(1)	1,034	845
Unamortized debt issuance costs	(13)	(10)
	1,021	835
Legacy-ILG
Vacation ownership notes receivable securitizations(2)	667	—

	$1,688	$835
_________________________

(1)	Interest rates as of September 30, 2018 range from 2.2% to 6.3%, with a weighted average interest rate of 2.9%.

(2)	Interest rates as of September 30, 2018 range from 2.3% to 4.0%, with a weighted average interest rate of 2.9%.
See Footnote 14 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and our non-recourse warehouse credit facility (the “Warehouse Credit Facility”).
On June 28, 2018, we completed the securitization of a pool of $436 million of vacation ownership notes receivable. Approximately $327 million of the vacation ownership notes receivable were purchased on June 28, 2018 by the MVW Owner Trust 2018-1 (“2018-1 Trust”), and we received $317 million in gross cash proceeds. When the remaining $109 million were purchased by the 2018-1 Trust during the third quarter of 2018, the remaining $106 million of the proceeds, which had been held in restricted cash, were released. In connection with the securitization, investors purchased in a private placement $423 million in vacation ownership loan backed notes from the 2018-1 Trust. Three classes of vacation ownership loan backed notes were issued by the 2018-1 Trust: $316 million of Class A Notes, $65 million of Class B Notes and $42 million of Class C Notes. The Class A Notes have an interest rate of 3.45 percent, the Class B Notes have an interest rate of 3.60 percent and Class C Notes have an interest rate of 3.90 percent, for an overall weighted average interest rate of 3.52 percent.

Legacy-ILG
In August 2018, prior to the ILG Acquisition, Legacy-ILG completed a securitization of a pool of $293 million of vacation ownership notes receivable. Approximately $221 million of vacation ownership notes receivable were purchased prior to the ILG Acquisition by VSE 2018-A VOI Mortgage LLC (the “2018-A Trust”). We expect the remaining vacation ownership notes receivable to be purchased by the 2018-A Trust prior to December 31, 2018. As of September 30, 2018, the 2018-A Trust held $71 million of the proceeds, which will be released as the remaining vacation ownership notes receivable are purchased. Any funds not used to purchase vacation ownership notes receivable will be returned to the investors. On October 19, 2018, subsequent to the third quarter of 2018, the 2018-A Trust purchased $23 million of the remaining vacation ownership notes receivable and $23 million was released from restricted cash. In connection with the securitization, investors purchased in a private placement $287 million in vacation ownership loan backed notes from the 2018-A Trust. Three classes of vacation ownership loan backed notes were issued by the 2018-A Trust: $209 million of Class A Notes, $49 million of Class B Notes and $29 million of Class C Notes. The Class A Notes have an interest rate of 3.56 percent, the Class B Notes have an interest rate of 3.72 percent and Class C Notes have an interest rate of 4.02 percent, for an overall weighted average interest rate of 3.63 percent.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter of 2018, and as of September 30, 2018, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of September 30, 2018, we had 11 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown below due to prepayments by the vacation ownership notes receivable obligors.
The following table shows scheduled future principal payments for our vacation ownership notes receivable securitizations as of September 30, 2018:

	Vacation Ownership Notes Receivable Securitizations(1)
($ in millions)	Legacy-MVW	Legacy-ILG	Total
Payments Year
2018, remaining	$26	$43	$69
2019	102	161	263
2020	106	120	226
2021	110	93	203
2022	113	72	185
Thereafter	577	178	755
	$1,034	$667	$1,701
_________________________

(1)	The debt associated with our vacation ownership notes receivable securitizations is non-recourse to us.
Warehouse Credit Facility
The Warehouse Credit Facility, which has a borrowing capacity of $250 million, allows for the securitization of Legacy-MVW vacation ownership notes receivable on a non-recourse basis. During the first quarter of 2018, we amended certain agreements associated with this facility, and as a result, the revolving period was extended to March 13, 2020, certain unused facility fees were reduced and a reserve option was added to provide flexibility in complying with hedging requirements of the facility. Additionally, during the third quarter of 2018, we further amended certain agreements associated with this facility (the "Warehouse Amendment") in conjunction with the ILG Acquisition. The Warehouse Amendment requires us to comply with the financial covenants in the Revolving Corporate Credit Facility and eliminates the requirements to comply with the covenants contained in the Previous Revolving Corporate Credit Facility. The Warehouse Amendment did not modify the borrowing capacity or the term of the Warehouse Credit Facility. If the Warehouse Credit Facility is not renewed prior to termination, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility.
As of September 30, 2018, there were no cash borrowings outstanding under our Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once or twice per year.
11. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in millions)	At September 30, 2018	At December 31, 2017
Senior Notes
Exchange Notes(1)	$89	$—
Unamortized debt issuance costs	(1)	—
	88	—

Senior Unsecured Notes(2)	750	—
Unamortized debt issuance costs	(9)	—
	741	—

IAC Notes(3)	264	—

Corporate Credit Facility
Term Loan	900	—
Unamortized debt discount and issuance costs	(13)	—
	887	—

Convertible notes, gross(4)	230	230
Unamortized debt discount and issuance costs	(32)	(38)
	198	192

Non-Interest bearing note payable	31	64
Unamortized debt discount(5)	(1)	(3)
	30	61

Capital leases	8	7

Other	19	—

	$2,235	$260
_________________________

(1)	Interest rate of 5.625%, face amount of $88 million, maturing on April 15, 2023.

(2)	Interest rate of 6.500%, face amount of $750 million, maturing on September 15, 2026.

(3)	Interest rate of 5.625%, face amount of $262 million, maturing on April 15, 2023.

(4)	The effective interest rate as of September 30, 2018 was 4.7%.

(5)	Debt discount based on imputed interest rate of 6.0%.

The following table shows scheduled future principal payments for our debt as of September 30, 2018:

($ in millions)	Exchange Notes	Senior Unsecured Notes	IAC Notes	Term Loan	Convertible Notes	Non-Interest Bearing Note Payable	Capital Leases	Other	Total
Payments Year
2018, remaining	$—	$—	$—	$—	$—	$—	$—	$1	$1
2019	—	—	—	9	—	31	8	1	49
2020	—	—	—	9	—	—	—	2	11
2021	—	—	—	9	—	—	—	2	11
2022	—	—	—	9	230	—	—	2	241
Thereafter	89	750	264	864	—	—	—	11	1,978
	$89	$750	$264	$900	$230	$31	$8	$19	$2,291
IAC Notes and Exchange Notes
In connection with the ILG Acquisition, we assumed $350 million in aggregate principal amount of outstanding 5.625% Senior Unsecured Notes due 2023 (“IAC Notes”). The IAC Notes were issued under and are governed by the terms of an indenture, dated April 10, 2015, with HSBC Bank USA, National Association, as trustee.
During the third quarter of 2018, Marriott Ownership Resorts Inc. (“MORI”), a wholly owned subsidiary of MVW, offered to exchange any and all of the IAC Notes for 5.625% Senior Unsecured Notes due 2023 (“Exchange Notes”) and cash (collectively the “Exchange Offer”). On September 4, 2018, we settled the Exchange Offer and issued the Exchange Notes pursuant to an indenture dated September 4, 2018 with HSBC Bank USA, National Association, as trustee. We exchanged $88 million of the IAC Notes for $88 million of Exchange Notes, plus approximately $1 million in cash.
In addition, on September 14, 2018, we announced an offer to purchase any and all of the outstanding IAC Notes remaining after the settlement of the Exchange Offer for cash at a price equal to 101% of the principal amount of the IAC Notes validly tendered and not validly withdrawn, plus accrued and unpaid interest (the “Offer”). The Offer expired on October 15, 2018, at which time, $122 million in aggregate principal IAC Notes had been validly tendered. During the fourth quarter of 2018, the tendered IAC Notes were repurchased for $123 million using cash on hand, leaving $140 million in aggregate principal amounts of the IAC Notes remaining outstanding. We may redeem some or all of the outstanding IAC Notes prior to maturity under the terms provided in the indenture.
Senior Unsecured Notes due 2026
In the third quarter of 2018, we issued $750 million aggregate principal amount of 6.500% senior unsecured notes due 2026 (“Senior Unsecured Notes”) under an indenture dated August 23, 2018 with The Bank of New York Mellon Trust, as trustee. We received net proceeds of $742 million from the offering, after deducting the underwriting discount and estimated expenses. We used these proceeds, together with the borrowings under the Term Loan (defined below) primarily to finance the cash component of the consideration paid to ILG shareholders, certain fees and expenses we incurred in connection with the ILG Acquisition and working capital. We may redeem some or all of the Senior Unsecured Notes prior to maturity under the terms provided in the indenture.
Corporate Credit Facility
During the third quarter of 2018, we extinguished our $250 million revolving credit facility (the “Previous Revolving Corporate Credit Facility”) and entered into a new credit facility (“Corporate Credit Facility”) including a $900 million term loan facility (“Term Loan”) which matures on August 31, 2025 and a Revolving Corporate Credit Facility with a borrowing capacity of $600 million, including a letter of credit sub-facility of $75 million, that terminates on August 31, 2023. All outstanding cash borrowings under our Previous Revolving Corporate Credit Facility were repaid in full.
The Revolving Corporate Credit Facility will provide support for our business, including ongoing liquidity and letters of credit. The Term Loan bears interest at a floating rate plus an applicable margin that varies from 1.25 percent to 2.25 percent depending on the type of loan and our credit rating. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate plus an applicable margin that varies from 0.50 percent to 2.75 percent depending on the type of loan and our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 basis points per annum to 40 basis points per annum, also depending on our credit rating.

No cash borrowings were outstanding as of September 30, 2018 under our Revolving Corporate Credit Facility. As of September 30, 2018, we were in compliance with the applicable financial and operating covenants under the Corporate Credit Facility.
ILG Revolving Credit Facility
In connection with the ILG Acquisition, we acquired the outstanding balance on a revolving credit facility (the “ILG Revolving Credit Facility”). The ILG Revolving Credit Facility was extinguished and all amounts outstanding were repaid in full subsequent to the completion of the ILG Acquisition.
Convertible Notes
During the third quarter of 2017, we issued $230 million aggregate principal amount of 1.50% Convertible Senior Notes due 2022 (the “Convertible Notes”). The Convertible Notes were convertible at an initial rate of 6.7482 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $148.19 per share of our common stock). The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment during the third quarter of 2018 to 6.7589 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $147.95 per share of our common stock) when we declared a quarterly dividend of $0.40 per share, which was greater than the quarterly dividend at the time of the issuance of the Convertible Notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
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
In accounting for the issuance of the Convertible Notes, we separated the Convertible Notes into liability and equity components and allocated $197 million to the liability component and $33 million to the equity component. The resulting debt discount is amortized as interest expense. We also incurred issuance costs of $7 million related to the Convertible Notes. As of September 30, 2018, the remaining discount amortization period was 4.0 years.
The following table shows the net carrying value of the Convertible Notes:

($ in millions)	At September 30, 2018	At December 31, 2017
Liability component
Principal amount	$230	$230
Unamortized debt discount	(27)	(32)
Unamortized debt issuance costs	(5)	(6)
Net carrying amount of the liability component	$198	$192

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Contractual interest expense	$1	$—	$3	$—
Amortization of debt discount	1	—	4	—
Amortization of debt issuance costs	1	—	1	—
	$3	$—	$8	$—

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
Concurrently with the entry into the Convertible Note Hedges, we separately entered into privately-negotiated warrant transactions (the “Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share, which was adjusted during the third quarter of 2018 to $176.40 per share when we declared a quarterly dividend of $0.40 per share, which was greater than the quarterly dividend at the time of the issuance of the Convertible Notes.
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
The Convertible Notes, the Convertible Note Hedges and the Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of September 30, 2018, no Convertible Note Hedges or Warrants have been exercised.
Non-Interest Bearing Note Payable
During the second quarter of 2017, we issued an unsecured non-interest bearing note payable in connection with the acquisition of vacation ownership units located on the Big Island of Hawaii. Per the terms of the note payable, the first payment of $33 million was paid during the second quarter of 2018 and the remaining balance of $31 million is due in the second quarter of 2019. See Footnote 2 “Acquisitions and Dispositions” for additional information regarding this transaction.
Restrictions
Amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVW and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. In addition, the IAC Notes are guaranteed by Marriott Vacations Worldwide Corporation, ILG and certain other subsidiaries for which 100% of the voting securities are owned directly or indirectly by ILG. See Footnote 17 “Supplemental Guarantor Information” for additional information. The Exchange Notes are guaranteed by Marriott Vacations Worldwide Corporation and its domestic subsidiaries that guarantee the Corporate Credit Facility.
12. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 30, 2018, there were 57,611,046 shares of Marriott Vacations Worldwide common stock issued, of which 47,205,452 shares were outstanding and 10,405,594 shares were held as treasury stock. At December 31, 2017, there were 36,861,843 shares of Marriott Vacations Worldwide common stock issued, of which 26,461,296 shares were outstanding and 10,400,547 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 30, 2018 or December 31, 2017.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2017	10,440,505	$697	$66.73
For the first three quarters of 2018	13,969	2	134.70
As of September 30, 2018	10,454,474	$699	$66.83

As of September 30, 2018, our Board of Directors had authorized the repurchase of an aggregate of up to 11.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of September 30, 2018, 1.4 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
Dividends
We declared cash dividends to holders of common stock during the first three quarters of 2018 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 16, 2018	March 1, 2018	March 15, 2018	$0.40
May 14, 2018	May 28, 2018	June 11, 2018	$0.40
September 6, 2018	September 20, 2018	October 4, 2018	$0.40

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.
Noncontrolling Interests
VRI Europe
As part of the ILG Acquisition, we acquired a 75.5 percent interest in VRI Europe Limited (“VRI Europe”), a joint venture comprised of a European shared ownership resort management business, which is consolidated by MVW under the voting interest model. The corresponding noncontrolling interest in VRI Europe representing 24.5 percent of the business is held by CLC World Resorts and Hotels (“CLC”). As of September 30, 2018, this noncontrolling interest amounts to $18 million and is included on our Balance Sheet as a component of equity.
In connection with the joint venture, Legacy-ILG and CLC entered into a loan agreement whereby Legacy-ILG made available to CLC a convertible secured loan facility of $15 million that matures in October 2019 with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by MVW, at its sole discretion, which would allow for settlement of the loan in CLC’s shares of VRI Europe for contractually determined equivalent value. MVW has the right to exercise this share option at any time prior to maturity of the loan; however, the equivalent value for these shares would be measured at a 20 percent premium to its acquisition date value. We have determined the value of this embedded derivative is not material to warrant bifurcating it from the host instrument (loan) at this time.
Property Owners’ Associations
As part of the ILG Acquisition we established a noncontrolling interest in property owners’ associations that Legacy-ILG consolidates under the voting interest model, which represents the portion of the property owners’ associations related to individual or third-party VOI owners. As of September 30, 2018, this noncontrolling interest amounts to $11 million and is included on our Balance Sheet as a component of equity.
13. SHARE-BASED COMPENSATION
Legacy-MVW Plans
We maintain the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “MVW Stock Plan”) for the benefit of our officers, directors and employees. Under the MVW Stock Plan, we award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs relating to our common stock and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the MVW Stock Plan. As of September 30, 2018, 1 million shares were available for grants under the MVW Stock Plan.

The following table details our share-based compensation expense related to award grants to our officers, directors and employees:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service-based RSUs	$3	$3	$9	$8
Performance-based RSUs	1	1	4	3
	4	4	13	11
SARs	1	—	2	1
Stock options	—	—	—	—
	$5	$4	$15	$12

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At September 30, 2018	At December 31, 2017
Service-based RSUs	$17	$9
Performance-based RSUs	7	5
	24	14
SARs	1	1
Stock options	—	—
	$25	$15

Restricted Stock Units
We granted 141,931 service based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $126.63, to our employees and non-employee directors during the first three quarters of 2018. During the first three quarters of 2018, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 71,902 RSUs may be earned under the performance-based RSU awards granted during the first three quarters of 2018.
Stock Appreciation Rights
We granted 56,649 SARs, with a weighted average grant-date fair value of $44.75 and a weighted average exercise price of $143.38, to members of management during the first three quarters of 2018. We use the Black-Scholes model to estimate the fair value of the SARs granted. The average expected life was calculated using the simplified method. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first three quarters of 2018:

Expected volatility	30.78%
Dividend yield	1.11%
Risk-free rate	2.68%
Expected term (in years)	6.25

Legacy-ILG Plans
As part of the ILG Acquisition, we assumed the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (the “ILG Stock Plan”) and equity based awards outstanding under the ILG Stock Plan. On the Acquisition Date, each outstanding ILG equity based award, whether vested or unvested, was converted into (1) an equity-based award with respect to MVW’s common stock on the same terms and conditions (including time-based vesting conditions, but excluding performance conditions, if applicable) applicable to the equity-based award under the ILG Stock Plan (“ILG RSUs”), and (2) a cash-based award on the same terms and conditions (including time-based vesting conditions, but excluding performance conditions, if applicable) applicable to the equity-based award under the ILG Stock Plan (“ILG Cash-Based Awards”). The number of shares of MVW common stock subject to each ILG RSU was determined by multiplying the number of shares of ILG common stock subject to the original ILG equity-based award (that each holder would have been eligible to receive based on deemed achievement of performance at target level immediately prior to the ILG Acquisition, if applicable) (“award number”) by 0.165, rounded up or down to the nearest whole share, as applicable. The amount of the cash-based award was determined by multiplying $14.75 by the award number. ILG equity-based awards were converted into 0.4 million MVW RSUs and $39 million of MVW Cash-Based Awards. The obligation for these cash-settled awards is classified as a liability on our Balance Sheet.
The converted awards (both MVW RSUs and MVW Cash-Based Awards) remain subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period), subject to a prorated adjustment for employees who are terminated under certain circumstances or who retire. The ILG RSUs had a weighted average fair value of $118.03 on the Acquisition Date.
We recorded share-based compensation expense on these awards of $8 million for the 30 days ended September 30, 2018. Deferred compensation costs for unvested awards totaled $20 million as of September 30, 2018. As of September 30, 2018, 1 million shares were available for grants under the ILG Stock Plan to Legacy-ILG employees.
Deferred Compensation Plan
Certain deferred share units (“DSUs”) of ILG common stock were outstanding on the Acquisition Date under the Interval Leisure Group, Inc. Deferred Compensation Plan for Non-Employee Directors. On the Acquisition Date, these DSUs were converted to equity-based awards with respect to MVW’s common stock and cash-based awards, resulting in 12,265 DSUs (“ILG DSUs”) and $1 million of cash-based awards. The ILG DSUs had a weighted average fair value of $114.31 on the Acquisition Date. The services associated with the ILG DSUs were completed as of the Acquisition Date, resulting in no deferred compensation costs. The total obligation for the ILG DSUs of $2 million as of September 30, 2018 is classified in Payroll and benefits liability on our Balance Sheet.
14. VARIABLE INTEREST ENTITIES
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
We created these bankruptcy remote special purpose entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them variable interest entities. We continue to service the vacation ownership notes receivable, transfer all proceeds collected to these special purpose entities, and retain rights to receive benefits that are potentially significant to the entities. Accordingly, we concluded that we are the entities’ primary beneficiary and, therefore, consolidate them. There is no noncontrolling interest balance related to these entities and the creditors of these entities do not have general recourse to us.
As part of the ILG Acquisition, we acquired the variable interests in the entities associated with ILG’s outstanding vacation ownership notes receivable securitization transactions. As these vacation ownership notes receivable securitizations are similar in nature to the Legacy-MVW vacation ownership notes receivable securitizations they have been aggregated for disclosure purposes.

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at September 30, 2018:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,557	$—	$1,557
Interest receivable	10	—	10
Restricted cash(1)	130	—	130
Total	$1,697	$—	$1,697
Consolidated Liabilities
Interest payable	$2	$—	$2
Debt	1,701	—	1,701
Total	$1,703	$—	$1,703
_________________________

(1)
Includes $71 million of the proceeds from the securitization transaction completed prior to the ILG Acquisition, which will be released when the remaining vacation ownership notes receivable are purchased by the 2018-A Trust. Refer to Footnote 10 “Securitized Debt” for a discussion of the terms of this securitization and the purchase of additional vacation ownership notes receivable by the 2018-A Trust subsequent to the third quarter of 2018.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the third quarter of 2018:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$42	$—	$42
Interest expense to investors	$10	$1	$11
Debt issuance cost amortization	$1	$—	$1
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the first three quarters of 2018:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$95	$—	$95
Interest expense to investors	$20	$1	$21
Debt issuance cost amortization	$3	$1	$4

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

	Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$419	$347
Principal receipts	227	171
Interest receipts	92	71
Reserve release	109	—
Total	847	589
Cash Outflows
Principal to investors	(208)	(159)
Voluntary repurchases of defaulted vacation ownership notes receivable	(34)	(23)
Voluntary clean-up call	(22)	—
Interest to investors	(19)	(13)
Funding of restricted cash(1)	(117)	(2)
Total	(400)	(197)
Net Cash Flows	$447	$392
_________________________

(1)
Includes $106 million of the proceeds from the securitization transaction completed during the second quarter of 2018, which were released when the remaining vacation ownership notes receivable were purchased by the 2018-1 Trust during the third quarter of 2018.

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

	Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$—	$50
Principal receipts	—	2
Interest receipts	—	2
Total	—	54
Cash Outflows
Principal to investors	—	(1)
Repayment of Warehouse Credit Facility	—	(49)
Interest to investors	(1)	(2)
Total	(1)	(52)
Net Cash Flows	$(1)	$2

Under the terms of our vacation ownership notes receivable securitizations, we have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.
Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California. Refer to Footnote 9 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the operating property from the third party developer unless the developer has sold the property to another party. The operating property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the operating property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of September 30, 2018, our Balance Sheet reflected a note receivable of less than $1 million from this variable interest entity, included in the Accounts receivable line. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1 million as of September 30, 2018.

We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote 9 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of September 30, 2018, our Balance Sheet reflected $8 million in Property and equipment related to a capital lease and leasehold improvements and $7 million in Debt related to the capital lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of less than $1 million is included in the Accounts receivable line on the Balance Sheet as of September 30, 2018. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is $2 million as of September 30, 2018.
Pursuant to a commitment to repurchase an operating property located in Marco Island, Florida that was previously sold to a third-party developer, we acquired 36 completed vacation ownership units during the second quarter of 2017 and 20 completed vacation ownership units during the first quarter of 2018. See Footnote 2 “Acquisitions and Dispositions” for additional information on the transaction that occurred during the first quarter of 2018. We remain obligated to repurchase the remaining portion of the operating property. See Footnote 9 “Contingencies and Commitments” for additional information on our remaining commitment. The developer is a variable interest entity for which we are not the primary beneficiary as we do not control the variable interest entity’s development activities and cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of September 30, 2018, our Balance Sheet reflected $3 million of Property and equipment, $3 million of Other assets that relate to prepaid and other deposits, and $7 million of Other liabilities that relate to the deferral of gain recognition on the previous sale transaction and the deferral of revenue for development management services for the remaining purchase commitment, both of which will reduce our basis in the asset if we repurchase the property. In addition, a note receivable and other receivables of less than $1 million are included in the Accounts receivable line on the Balance Sheet as of September 30, 2018. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1 million as of September 30, 2018.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a variable interest entity. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At September 30, 2018, the value of the assets held in the rabbi trust was $28 million, which is included in the Other line within assets on our Balance Sheets.
15. BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the company for purposes of allocating resources and assessing performance. We operate in two reportable business segments:

•
Vacation Ownership, which as of September 30, 2018, had more than 100 resorts and nearly 650,000 owners and members of a diverse portfolio that includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand, and have a license to use the St. Regis brand for specified fractional ownership resorts.

Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing our resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

•
Exchange & Third-Party Management, which, as of September 30, 2018, includes exchange networks and membership programs comprised of nearly 3,200 resorts in over 80 nations and approximately two million members, as well as management of more than 200 other resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation

Resorts International, VRI Europe, Aqua-Aston and Great Destinations. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services.
Our CODM evaluates the performance of our segments based primarily on the results of the segment without allocating corporate expenses or income taxes. We do not allocate corporate interest expense or indirect general and administrative expenses to our segments. We include interest income specific to segment activities within the appropriate segment. We allocate depreciation, other gains and losses, equity in earnings or losses from our joint ventures and noncontrolling interest to each of our segments as appropriate. Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to property owners’ associations consolidated under the voting interest model, as our CODM does not use this information to make operating segment resource allocations. Our CODM monitors assets for the consolidated company and does not use assets by operating segment when assessing performance or making operating segment resource allocations. Prior year segment information has been reclassified to conform to the current reportable segment presentation.
Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Vacation Ownership	$709	$530	$1,875	$1,621
Exchange & Third-Party Management	40	—	40	—
Total segment revenues	749	530	1,915	1,621
Corporate and other	1	—	1	—
	$750	$530	$1,916	$1,621
Net (Loss) Income

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Vacation Ownership	$96	$92	$259	$268
Exchange & Third-Party Management	12	—	12	—
Total segment financial results	108	92	271	268
Corporate and other	(176)	(29)	(275)	(90)
Provision for income taxes	10	(23)	(7)	(62)
	$(58)	$40	$(11)	$116

We conduct business globally, and our operations outside the United States represented approximately 13 percent of our revenues, excluding cost reimbursements, for the nine months ended September 30, 2018.

16. ADOPTION IMPACT OF NEW REVENUE STANDARD
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

The following tables present the impact of the adoption of the new Revenue Standard on our previously reported historical results for the periods presented.

Income Statement Impact - Third Quarter of 2017

	Three Months Ended September 30, 2017
($ in millions)	As Reported	ASC 606 Adjustments	Conforming Reclassifications(1)	As Adjusted
REVENUES
Sale of vacation ownership products	$180	$3	$—	$183
Resort management and other services	77	(7)	(70)	—
Management and exchange	—	—	70	70
Rental	81	(15)	—	66
Financing	34	—	—	34
Cost reimbursements	114	63	—	177
TOTAL REVENUES	486	44	—	530
EXPENSES
Cost of vacation ownership products	43	3	—	46
Marketing and sales	100	(4)	(2)	94
Resort management and other services	45	(5)	(40)	—
Management and exchange	—	—	38	38
Rental	71	(13)	(1)	57
Financing	5	—	6	11
General and administrative	27	—	(1)	26
Depreciation and amortization	—	—	6	6
Litigation settlement	2	—	—	2
Consumer financing interest	6	—	(6)	—
Royalty fee	15	—	—	15
Cost reimbursements	114	63	—	177
TOTAL EXPENSES	428	44	—	472
Gains and other income, net	7	—	—	7
Interest expense	(2)	—	—	(2)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	63	—	—	63
Provision for income taxes	(22)	(1)	—	(23)
NET INCOME	41	(1)	—	40
Net income attributable to noncontrolling interests	—	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$41	$(1)	$—	$40

Earnings per share - Basic	$1.50	$(0.01)	$—	$1.49
Earnings per share - Diluted	$1.47	$(0.02)	$—	$1.45
_________________________

(1)	We have reclassified certain prior year amounts to conform to our current quarter presentation. See Footnote 1 “Summary of Significant Accounting Policies” for a description of the reclassifications.

Income Statement Impact - First Three Quarters of 2017

	Nine Months Ended September 30, 2017
($ in millions)	As Reported	ASC 606 Adjustments	Conforming Reclassifications(1)	As Adjusted
REVENUES
Sale of vacation ownership products	$544	$5	$—	$549
Resort management and other services	229	(20)	(209)	—
Management and exchange	—	—	209	209
Rental	250	(47)	—	203
Financing	99	—	—	99
Cost reimbursements	348	213	—	561
TOTAL REVENUES	1,470	151	—	1,621
EXPENSES
Cost of vacation ownership products	132	9	—	141
Marketing and sales	305	(13)	(5)	287
Resort management and other services	130	(13)	(117)	—
Management and exchange	—	—	111	111
Rental	212	(42)	(2)	168
Financing	12	—	18	30
General and administrative	84	—	(3)	81
Depreciation and amortization	—	—	16	16
Litigation settlement	2	—	—	2
Consumer financing interest	18	—	(18)	—
Royalty fee	47	—	—	47
Cost reimbursements	348	213	—	561
TOTAL EXPENSES	1,290	154	—	1,444
Gains and other income, net	7	—	—	7
Interest expense	(5)	—	—	(5)
ILG acquisition costs	—	—	(1)	(1)
Other	(1)	—	1	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	181	(3)	—	178
Provision for income taxes	(62)	—	—	(62)
NET INCOME	119	(3)	—	116
Net income attributable to noncontrolling interests	—	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$119	$(3)	$—	$116

Earnings per share - Basic	$4.36	$(0.09)	$—	$4.27
Earnings per share - Diluted	$4.26	$(0.08)	$—	$4.18
_________________________

(1)	We have reclassified certain prior year amounts to conform to our current quarter presentation. See Footnote 1 “Summary of Significant Accounting Policies” for a description of the reclassifications.

Balance Sheet Impact

	As of December 31, 2017
($ in millions)	As Reported	ASC 606 Adjustments	Conforming Reclassifications(1)	As Adjusted
ASSETS
Cash and cash equivalents	$409	$—	$—	$409
Restricted cash	82	—	—	82
Accounts receivable, net	154	(62)	—	92
Vacation ownership notes receivable, net	1,120	(5)	—	1,115
Inventory	716	12	(330)	398
Property and equipment	253	—	330	583
Other	172	(6)	—	166
TOTAL ASSETS	$2,906	$(61)	$—	$2,845
LIABILITIES AND EQUITY
Accounts payable	$145	$—	$—	$145
Advance deposits	63	21	—	84
Accrued liabilities	168	(48)	—	120
Deferred revenue	98	(29)	—	69
Payroll and benefits liability	112	—	—	112
Deferred compensation liability	75	—	—	75
Securitized debt	—	—	835	835
Debt, net	1,095	—	(835)	260
Other	14	—	—	14
Deferred taxes	91	(1)	—	90
TOTAL LIABILITIES	1,861	(57)	—	1,804

Preferred stock	—	—	—	—
Common stock	—	—	—	—
Treasury stock	(694)	—	—	(694)
Additional paid-in capital	1,189	—	—	1,189
Accumulated other comprehensive income	17	—	—	17
Retained earnings	533	(4)	—	529
TOTAL EQUITY	1,045	(4)	—	1,041
TOTAL LIABILITIES AND EQUITY	$2,906	$(61)	$—	$2,845
___________________

(1)	We have reclassified certain prior year amounts to conform to our current quarter presentation. See Footnote 1 “Summary of Significant Accounting Policies” for a description of the reclassifications.

Cash Flow Impact - Operating Activities

	Nine Months Ended September 30, 2017
($ in millions)	As Reported	Adjustments	As Adjusted
OPERATING ACTIVITIES
Net income	$119	$(3)	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16	—	16
Amortization of debt discount and issuance costs	6	—	6
Vacation ownership notes receivable reserve	38	2	40
Share-based compensation	12	—	12
Deferred income taxes	21	2	23
Net change in assets and liabilities:
Accounts receivable	25	(2)	23
Vacation ownership notes receivable originations	(346)	1	(345)
Vacation ownership notes receivable collections	204	—	204
Inventory	28	(2)	26
Purchase of vacation ownership units for future transfer to inventory	(34)	—	(34)
Other assets	23	11	34
Accounts payable, advance deposits and accrued liabilities	(65)	(13)	(78)
Deferred revenue	7	3	10
Payroll and benefit liabilities	1	—	1
Deferred compensation liability	10	—	10
Other liabilities	(1)	1	—
Other, net	7	—	7
Net cash provided by operating activities	$71	$—	$71

17. SUPPLEMENTAL GUARANTOR INFORMATION
The IAC Notes are guaranteed by Marriott Vacations Worldwide Corporation, ILG and certain other subsidiaries for which 100% of the voting securities are owned directly or indirectly by ILG (collectively, the “Guarantor Subsidiaries”). These guarantees are full and unconditional and joint and several. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indenture governing the IAC Notes contains covenants that, among other things, limit the ability of Interval Acquisition Corp. (the “Issuer”) and the Guarantor Subsidiaries to pay dividends to us or make distributions, loans or advances to us.
The following tables present consolidating financial information as of September 30, 2018 and for the thirty days ended September 30, 2018 for MVW and ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined Guarantor Subsidiaries of MVW (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of MVW (collectively, the “Non-Guarantor Subsidiaries”) and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of September 30, 2018
($ in millions)	MVW	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Cash and cash equivalents	$—	$2	$2	$37	$400	$—	$441
Restricted cash	—	—	—	52	313	—	365
Accounts receivable, net	21	—	21	63	159	(28)	236
Vacation ownership notes receivable, net	—	—	—	162	1,797	—	1,959
Inventory	—	—	—	465	364	—	829
Property and equipment	—	1	—	282	669	—	952
Goodwill (1)	2,747	—	—	—	—	—	2,747
Intangibles, net	—	—	—	1,178	38	—	1,216
Investments in subsidiaries	1,251	(75)	1,290	1,100	—	(3,566)	—
Other	28	—	2	137	139	(38)	268
Total assets	$4,047	$(72)	$1,315	$3,476	$3,879	$(3,632)	$9,013

Accounts payable	$33	$—	$—	$46	$94	$8	$181
Advance deposits	—	—	—	29	95	—	124
Accrued liabilities	11	4	—	154	235	(34)	370
Deferred revenue	—	—	—	121	204	—	325
Payroll and benefits liability	16	—	—	75	103	—	194
Deferred compensation liability	—	—	—	8	86	—	94
Securitized debt, net	—	—	—	—	1,688	—	1,688
Debt, net	198	—	264	—	1,773	—	2,235
Other	2	—	—	1	12	—	15
Deferred taxes	74	84	87	25	(6)	2	266
Intercompany liabilities (receivables) / equity	2,667	(931)	1,039	1,729	(3,397)	(1,107)	—
MVW shareholders' equity	1,046	771	(75)	1,290	2,958	(2,494)	3,496
Noncontrolling interests	—	—	—	(2)	34	(7)	25
Total liabilities and equity	$4,047	$(72)	$1,315	$3,476	$3,879	$(3,632)	$9,013

_________________________

(1)	We have not completed the assignment of goodwill to our reporting units as of the date of this report.

Condensed Consolidating Statement of Income

	Thirty Days Ended September 30, 2018
($ in millions)	MVW	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Revenues	$—	$—	$—	$114	$356	$—	$470
Expenses	(3)	(4)	—	(138)	(345)	—	(490)
Interest expense	—	—	(1)	—	(4)	—	(5)
ILG acquisition-related costs	(42)	—	—	—	(30)	—	(72)
Income tax benefit	14	1	—	7	7	—	29
Net loss	(31)	(3)	(1)	(17)	(16)	—	(68)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—
Net loss attributable to common shareholders	$(31)	$(3)	$(1)	$(17)	$(16)	$—	$(68)

Condensed Consolidating Statement of Cash Flows

	Thirty Days Ended September 30, 2018
($ in millions)	MVW	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	MVW Consolidated
Net cash and restricted cash provided by (used in) operating activities	$60	$—	$(2)	$(32)	$41	$67
Net cash and restricted cash used in investing activities	(13)	—	—	(2)	(1,408)	(1,423)
Net cash and restricted cash (used in) provided by financing activities	(47)	—	2	(4)	1,720	1,671
Cash, cash equivalents and restricted cash, beginning of period	—	2	2	126	361	491
Cash, cash equivalents and restricted cash, end of period	$—	$2	$2	$88	$714	$806

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
The risk factors discussed in “Risk Factors” in this Quarterly Report on Form 10-Q, and which may be discussed in subsequent Quarterly Reports on Form 10-Q, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
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
On January 1, 2018, the first day of our 2018 fiscal year, we adopted Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which, as amended, created Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), and refer to it as the new “Revenue Standard” throughout this Quarterly Report on Form 10-Q. We restated our previously reported historical results to conform with the adoption of the new Revenue Standard. See Footnote 1 “Summary of Significant Accounting Policies” to our Financial Statements for additional information on ASU 2014-09, as amended, and Footnote 16 “Adoption Impact of New Revenue Standard” to our Financial Statements for further discussion of the adoption and the impact on our previously reported historical results.
Business Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental, and resort and property management, along with related businesses, products and services. Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.
As of September 30, 2018, our Vacation Ownership segment had more than 100 resorts and nearly 650,000 owners and members of a diverse portfolio that includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand, and have a license to use the St. Regis brand for specified fractional ownership resorts.
Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

As of September 30, 2018, our Exchange & Third-Party Management segment includes exchange networks and membership programs comprised of nearly 3,200 resorts in over 80 nations and approximately two million members, as well as management of more than 200 other resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, VRI Europe, Aqua-Aston and Great Destinations. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services.
Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to property owners’ associations consolidated under the voting interest model (“Consolidated Property Owners’ Associations”).
Acquisition of ILG and Related Financing
On September 1, 2018, we completed the previously announced acquisition (the “ILG Acquisition”) of ILG, LLC (formerly known as ILG, Inc., “ILG”). Shareholders of ILG received 0.165 shares of our common stock, par value $0.01 per share, and $14.75 in cash, without interest, for each share of ILG common stock, par value $0.01 per share, that they owned immediately before the transaction closed. We paid approximately $4.6 billion in aggregate consideration.
In connection with the ILG Acquisition, we entered into the following financing arrangements:

•	issuance of $750 million of 6.5% Senior Notes due 2026;

•
replacement of our existing corporate credit facility with a new senior secured corporate credit agreement which provides for a term loan of $900 million and up to $600 million of revolving loans due August 2025 and August 2023, respectively; and

•
assumption of $350 million of Interval Acquisition Corp 5.625% Senior Notes due 2023, approximately $88 million of which were exchanged for Marriott Ownership Resorts, Inc. 5.625% Senior Notes due 2023. An additional $122 million in aggregate principal of IAC Notes were purchased for $123 million during the fourth quarter of 2018. See Footnote 11 “Debt” to our Financial Statements for further information.

We refer to our business associated with the brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.”
Hurricane Activity
During the third quarter of 2017, over 20 Legacy-MVW properties were negatively impacted by one or both of Hurricane Irma and Hurricane Maria (the “2017 Hurricanes”). As a result of the mandatory evacuations, shutdowns and cancellations of reservations and scheduled tours resulting from the 2017 Hurricanes, the sales operations at several of our locations, primarily those located on St. Thomas (USVI) and on Marco Island and Singer Island in Florida, were adversely impacted along with rental and ancillary operations at those locations.
While many of the properties and sales centers impacted by the 2017 Hurricanes were fully or partially open by the end of September 2017, two resorts and a sales center on St. Thomas remained closed at the end of 2017. One resort and a modified sales gallery in St. Thomas opened in the middle of February 2018, and the remaining resort in St. Thomas opened in October 2018. In addition, two of the properties that became part of our vacation ownership portfolio as a result of the ILG Acquisition remain closed because of the impact of the 2017 Hurricanes in St. John and Puerto Rico. We have submitted most of the insurance claims for our business interruption losses as well as property damage experienced by both us and associated property owners’ associations from these 2017 Hurricanes; however, we cannot quantify the extent of any payment under such claims at this time.
During the third quarter of 2018, our properties in Hawaii and South Carolina were negatively impacted by Hurricane Lane and Hurricane Florence, respectively (the “2018 Hurricanes”). As a result of the mandatory evacuations, shutdowns and cancellations of reservations and scheduled tours resulting from the 2018 Hurricanes, the sales operations at several of our locations were adversely impacted, along with rental and ancillary operations at those locations. The Hawaii sales locations and the sales gallery in Hilton Head, South Carolina were closed for up to one week. The Myrtle Beach, South Carolina properties were closed for up to two weeks and partially reopened in October, and we anticipate the remaining units will be reopened in the 2018 fourth quarter.

Significant Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of vacation ownership products (“VOIs”) when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of the contracts with the customer and business practices, control of the vacation ownership product is transferred to the customer at closing for Legacy-MVW transactions and upon expiration of the statutory rescission period for Legacy-ILG transactions. Sales of vacation ownership products may be made for cash or we may provide financing. In addition, we recognize settlement fees associated with the transfer of vacation ownership products and commission revenues from sales of vacation ownership products on behalf of third parties, which we refer to as “resales revenue.”
We also provide sales incentives to certain purchasers. These sales incentives typically include Marriott Rewards points, World of Hyatt points or an alternative sales incentive that we refer to as “plus points.” These plus points are redeemable for stays at our resorts or for use in the Explorer Collection, generally up to two years from the date of issuance. Typically, sales incentives are only awarded if the sale is closed.
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
We report, on a supplemental basis, contract sales for our Vacation Ownership segment. Contract sales consist of the total amount of vacation ownership product sales under contract signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third-parties, which we refer to as “resales contract sales.” In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our Income Statements due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
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
Management and Exchange
Our management and exchange revenues include revenues generated from fees we earn for managing each of our vacation ownership resorts, providing property management, property owners’ association management and related services to third-party vacation ownership resorts and fees we earn for providing rental services and related management of hotel, condominium resort, and property owners’ association management to vacation property owners.
In addition, we earn revenue from ancillary offerings, including food and beverage outlets, golf courses and other retail and service outlets located at our resorts. We also receive annual membership fees, club dues and certain transaction-based fees from members, owners and other third parties.
Management and exchange expenses include costs to operate the food and beverage outlets and other ancillary operations and to provide overall customer support services, including reservations, and certain transaction-based expenses relating to external exchange service providers.
In our Vacation Ownership segment and Consolidated Property Owners’ Associations, we refer to these activities as “Resort Management and Other Services.”

Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Average FICO score	736	743
The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten years. Included within our vacation ownership notes receivable are originated vacation ownership notes receivable and vacation ownership notes receivable acquired in connection with the ILG Acquisition.
Acquired vacation ownership notes receivable are accounted for using the expected cash flow method of recognizing discount accretion based on the expected cash flows. At acquisition, we recorded these vacation ownership notes receivable at a preliminary estimate of fair value, including a credit discount which is accreted as an adjustment to yield over the estimated life of the vacation ownership notes receivable. Our acquired vacation ownership notes receivable are remeasured at each reporting date based on expected future cash flows which takes into consideration an estimated measure of anticipated defaults and early repayments. See Footnote 5 “Vacation Ownership Notes Receivable” for further information regarding the accounting for acquired vacation ownership notes receivable.
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements.
Financing revenues include interest income earned on vacation ownership notes receivable as well as fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 64 percent in the 2017 fiscal year and 64 percent in the first three quarters of 2018. We expect to continue to offer financing incentive programs in 2018 and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
In the event of a default, we generally have the right to foreclose on or revoke the underlying VOI. We return VOIs that we reacquire through foreclosure or revocation back to inventory. As discussed above, for originated vacation ownership notes receivable, we record a reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products on our Income Statements. Historical default rates, which represent defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Historical default rates	2.8%	2.8%
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

Rental
In our Vacation Ownership segment, we operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of owned-hotel properties. We also recognize rental revenue from the utilization of plus points under the Marriott Vacation Club Destinations (“MVCD”) program when the points are redeemed for rental stays at one of our resorts or in the Explorer Collection. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with Accounting Standards Codification Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.
In our Exchange & Third-Party Management segment, we offer vacation rental opportunities to members of the Interval Network and certain other membership programs. The offering of Getaways allows us to monetize excess availability of resort accommodations within the applicable exchange network. Resort accommodations available as Getaways typically result from seasonal oversupply or underutilized space, as well as resort accommodations we source specifically for Getaways.
Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternative usage options, including Marriott Rewards points and offerings available as part of the Explorer Collection, for owners who elect to exchange their inventory;

•	Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services); and

•	Costs to secure resort accommodations for use in Getaways.
Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), owner use and exchange behavior. In addition, rental metrics may not correlate with rental revenues due to the requirement to report certain rental revenues net of rental expenses in accordance with ASC 978 (as discussed above). Further, as our ability to rent certain luxury and other inventory is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our Vacation Ownership segment units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a master unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.
Cost Reimbursements
Cost reimbursements include direct and indirect costs that are reimbursed to us by customers under management contracts. All costs, with the exception of taxes assessed by a governmental authority, reimbursed to us by customers are reported on a gross basis. We recognize cost reimbursements when we incur the related reimbursable costs. Cost reimbursements consist of actual expenses with no added margin.
Interest Expense
Interest expense consists of all interest expense other than consumer financing interest expense.
Other Items
We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products;

◦	Total contract sales include contract sales from the sale of vacation ownership products including joint ventures

◦	Consolidated contract sales exclude contracts sales from the sale of vacation ownership products for joint ventures

•	Development margin percentage;

•
Volume per guest (“VPG”), which we calculate by dividing consolidated vacation ownership contract sales, excluding fractional sales, telesales, resales, joint venture sales and other sales that are not attributed to a tour at a sales location, by the number of tours at sales locations in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase;

•
Average revenue per member, which we calculate by dividing membership fee revenue, transaction revenue and other member revenue for the Interval International network by the monthly weighted average number of Interval Network active members during the applicable period; and

•	Total active members, which is the number of Interval International network active members at the end of the applicable period.
Seasonality
Our revenue is influenced by the seasonal nature of travel. Within our Vacation Ownership segment, our sales and financing business experiences a modest impact from seasonality, with higher sales volumes during the traditional vacation periods. Our vacation ownership management businesses by and large do not experience significant seasonality, with the exception of our resort operations revenue, which tends to be higher in the first quarter.
Within our Exchange & Third-Party Management segment, we recognize exchange and Getaway revenue based on confirmation of the vacation; revenue is generally higher in the first quarter and lower in the fourth quarter. Remaining rental revenue is recognized based on occupancy. For the vacation rental business, revenue is generally higher in the first and third quarters as a result of increased leisure travel to our Hawaii-based managed properties during these periods, and revenue is generally lower in the second and fourth quarters.

Consolidated Results

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Sale of vacation ownership products	$252	$183	$632	$549
Management and exchange	126	70	274	209
Rental	90	66	239	203
Financing	48	34	119	99
Cost reimbursements	234	177	652	561
TOTAL REVENUES	750	530	1,916	1,621
EXPENSES
Cost of vacation ownership products	64	46	167	141
Marketing and sales	135	94	346	287
Management and exchange	65	38	140	111
Rental	74	57	191	168
Financing	19	11	40	30
General and administrative	53	26	114	81
Depreciation and amortization	18	6	29	16
Litigation settlement	17	2	33	2
Royalty fee	19	15	50	47
Cost reimbursements	234	177	652	561
TOTAL EXPENSES	698	472	1,762	1,444
Gains (losses) and other income (expense), net	2	7	(4)	7
Interest expense	(14)	(2)	(23)	(5)
ILG acquisition-related costs	(108)	—	(128)	(1)
Other	—	—	(3)	—
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(68)	63	(4)	178
Benefit (provision) for income taxes	10	(23)	(7)	(62)
NET (LOSS) INCOME	(58)	40	(11)	116
Net income attributable to noncontrolling interests	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(58)	$40	$(11)	$116

Operating Statistics
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
(Contract sales $ in millions)	September 30, 2018	September 30, 2017	Change
Vacation Ownership
Total contract sales	$283	$204	$79	$41	$38	18%
Consolidated contract sales	$279	$204	$75	$37	$38	18%
Legacy-MVW North America consolidated contract sales	$215	$185	$30	$—	$30	16%
Legacy-MVW North America volume per guest(1)	$3,781	$3,482	$299	$—	$299	9%
Legacy-MVW North America tour flow(2)	52,119	48,860	3,259	$—	3,259	7%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,802	—
_________________________

(1)	Represents consolidated contract sales divided by tour flow during the period.

(2)	Represents the number of sales presentations given at a sales center during the period.
2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
(Contract sales $ in millions)	September 30, 2018	September 30, 2017	Change
Vacation Ownership
Total contract sales	$719	$619	$100	$41	$59	9%
Consolidated contract sales	$715	$619	$96	$37	$59	9%
Legacy-MVW North America consolidated contract sales	$614	$564	$50	$—	$50	9%
Legacy-MVW North America volume per guest(1)	3,727	3,580	$147	$—	$147	4%
Legacy-MVW North America tour flow(2)	150,961	143,923	7,038	$—	7,038	5%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,802	—
_________________________

(1)	Represents consolidated contract sales divided by tour flow during the period.

(2)	Represents the number of sales presentations given at a sales center during the period.

Revenues
2018 Third Quarter
The following table presents our revenues for the third quarter of 2018 compared to the third quarter of 2017 and, as a result of the ILG Acquisition on September 1, 2018, includes results for Legacy-ILG only for the month of September 2018.

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Vacation Ownership	$709	$530	$179	$94	$85	16%
Exchange & Third-Party Management	40	—	40	40	—	—%
Total Segment Revenues	749	530	219	134	85
Consolidated Property Owners’ Associations	1	—	1	1	—	—%
Total Revenues	$750	$530	$220	$135	$85	16%
2018 First Three Quarters
The following table presents our revenues for the first three quarters of 2018 compared to the first three quarters of 2017 and, as a result of the ILG Acquisition on September 1, 2018, includes results for Legacy-ILG only for the month of September 2018.

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Vacation Ownership	$1,875	$1,621	$254	$94	$160	10%
Exchange & Third-Party Management	40	—	40	40	—	—%
Total Segment Revenues	1,915	1,621	294	134	160
Consolidated Property Owners’ Associations	1	—	1	1	—	—%
Total Revenues	$1,916	$1,621	$295	$135	$160	10%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common shareholders, before interest expense (excluding consumer financing interest expense), income taxes, depreciation and amortization. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense because we consider it to be an operating expense of our business. We consider EBITDA and Adjusted EBITDA to be indicators of operating performance, which we use to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA and Adjusted EBITDA, as do analysts, lenders, investors and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes non-cash share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. We evaluate Adjusted EBITDA as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our on-going core operations before the impact of these items with results from other vacation ownership companies.

EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do or may not calculate them at all, limiting their usefulness as comparative measures. The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with Net (loss) income attributable to common shareholders, which is the most directly comparable GAAP financial measure.
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Net (loss) income attributable to common shareholders	$(58)	$40	$(98)	$(25)	$(73)
Interest expense	14	2	12	1	11
Tax (benefit) provision	(10)	23	(33)	3	(36)
Depreciation and amortization	18	6	12	12	—
EBITDA	(36)	71	(107)	(9)	(98)
Non-cash share-based compensation expense	13	4	9	8	1
Certain items	123	(1)	124	19	105
Adjusted EBITDA	$100	$74	$26	$18	$8
Certain items for the third quarter of 2018 consisted of $108 million of ILG acquisition-related costs and $17 million of litigation settlements, partially offset by $2 million of gains and other income. The net impact of purchase accounting adjustments to adjusted EBITDA was less than $1 million in the third quarter of 2018. These exclusions increased EBITDA by $123 million.
Certain items for the third quarter of 2017 consisted of $7 million of gains and other income, partially offset by $4 million of variable compensation expense related to the impact of the 2017 Hurricanes and $2 million of litigation settlement expenses. The $7 million of gains and other income included $9 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Matthew in 2016 and a charge of $2 million associated with the estimated property damage insurance deductibles at several of our Legacy-MVW properties, primarily in Florida and the Caribbean, that were impacted by the 2017 Hurricanes. These exclusions decreased EBITDA by $1 million.
2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Net (loss) income attributable to common shareholders	$(11)	$116	$(127)	$(25)	$(102)
Interest expense	23	5	18	1	17
Tax provision	7	62	(55)	3	(58)
Depreciation and amortization	29	16	13	12	1
EBITDA	48	199	(151)	(9)	(142)
Non-cash share-based compensation expense	23	12	11	8	3
Certain items	168	—	168	19	149
Adjusted EBITDA	$239	$211	$28	$18	$10
Certain items for the first three quarters of 2018 consisted of $128 million of ILG acquisition-related costs, $33 million of litigation settlement charges, $4 million of losses and other expense and $3 million of costs associated with the anticipated capital efficient acquisition of an operating property in San Francisco, California. These exclusions increased EBITDA by $168 million. The net impact of purchase accounting adjustments to adjusted EBITDA was less than $1 million in the first three quarters of 2018.
Certain items for the first three quarters of 2017 consisted of $7 million of gains and other income, offset by $4 million of variable compensation expense related to the impact of the 2017 Hurricanes, $2 million of litigation settlement expenses and $1 million of ILG acquisition-related costs. The $7 million of gains and other income included $9 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Matthew in 2016 and a charge of $2 million associated with the estimated property damage insurance deductibles at several of our Legacy-MVW properties, primarily in Florida and the Caribbean, that were impacted by the 2017 Hurricanes. These exclusions impacted EBITDA by less than $1 million.
Segment Adjusted EBITDA
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Vacation Ownership	$123	$95	$28	$15	$13
Exchange & Third-Party Management	19	—	19	19	—
Segment adjusted EBITDA	142	95	47	34	13
General and administrative	(42)	(21)	(21)	(16)	(5)
Consolidated property owners’ associations	—	—	—	—	—
Adjusted EBITDA	$100	$74	$26	$18	$8
2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Vacation Ownership	$315	$280	$35	$15	$20
Exchange & Third-Party Management	19	—	19	19	—
Segment adjusted EBITDA	334	280	54	34	20
General and administrative	(95)	(69)	(26)	(16)	(10)
Consolidated property owners’ associations	—	—	—	—	—
Adjusted EBITDA	$239	$211	$28	$18	$10
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Segment adjusted EBITDA	$123	$95	$28	$15	$13
Depreciation and amortization	(10)	(5)	(5)	(5)	—
Non-cash share-based compensation expense	(2)	(1)	(1)	(1)	—
Certain items	(15)	3	(18)	2	(20)
Segment financial results	$96	$92	$4	$11	$(7)
Certain items in the Vacation Ownership segment for the third quarter of 2018 consisted of $17 million of litigation settlements, partially offset by $1 million of gains and other income and $1 million of purchase accounting adjustments. These exclusions increased segment financial results by $15 million.
Certain items in the Vacation Ownership segment for the third quarter of 2017 consisted of $7 million of gains and other income, partially offset by $2 million of variable compensation expense related to the impact of the 2017 Hurricanes and $2 million of litigation settlement expenses. The $7 million of gains and other income included $9 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Matthew in 2016 and a charge of $2 million associated with the estimated property damage insurance deductibles at several of our Legacy-MVW properties, primarily in Florida and the Caribbean, that were impacted by the 2017 Hurricanes. These exclusions decreased segment financial results by $3 million.

2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Segment adjusted EBITDA	$315	$280	$35	$15	$20
Depreciation and amortization	(19)	(13)	(6)	(5)	(1)
Non-cash share-based compensation expense	(4)	(2)	(2)	(1)	(1)
Certain items	(33)	3	(36)	2	(38)
Segment financial results	$259	$268	$(9)	$11	$(20)
Certain items in the Vacation Ownership segment for the first three quarters of 2018 consisted of $33 million of litigation settlement charges and $3 million of costs associated with the anticipated capital efficient acquisition of an operating property in San Francisco, California, partially offset by $2 million of gains and other income and $1 million of purchase accounting adjustments. These exclusions increased segment financial results by $33 million.
Certain items in the Vacation Ownership segment for the third quarter of 2017 consisted of $7 million of gains and other income, partially offset by $2 million of variable compensation expense related to the impact of the 2017 Hurricanes and $2 million of litigation settlement expenses. The $7 million of gains and other income included $9 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Matthew in 2016 and a charge of $2 million associated with the estimated property damage insurance deductibles at several of our Legacy-MVW properties, primarily in Florida and the Caribbean, that were impacted by the 2017 Hurricanes. These exclusions decreased segment financial results by $3 million.
Exchange & Third-Party Management
2018 Third Quarter and 2018 First Three Quarters

	Three Months and Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Segment adjusted EBITDA	$19	$—	$19	$19	$—
Depreciation and amortization	(6)	—	(6)	(6)	—
Certain items	(1)	—	(1)	(1)	—
Segment financial results	$12	$—	$12	$12	$—
Certain items in the Exchange & Third-Party Management segment for the third quarter of 2018 and first three quarters of 2018 consisted of $1 million of purchase accounting adjustments that increased segment financial results by $1 million.

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 15 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Sale of vacation ownership products	$252	$183	$632	$549
Resort management and other services	91	70	239	209
Rental	86	66	235	203
Financing	48	34	119	99
Cost reimbursements	232	177	650	561
TOTAL REVENUES	709	530	1,875	1,621
EXPENSES
Cost of vacation ownership products	64	46	167	141
Marketing and sales	131	94	342	287
Resort management and other services	48	38	123	111
Rental	74	57	191	168
Financing	19	11	40	30
Depreciation and amortization	10	5	19	13
Litigation settlement	17	2	33	2
Royalty fee	19	15	50	47
Cost reimbursements	232	177	650	561
TOTAL EXPENSES	614	445	1,615	1,360
Gains and other income, net	1	7	2	7
Other	—	—	(3)	—
SEGMENT FINANCIAL RESULTS	$96	$92	$259	$268
Contract Sales
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Contract sales
Legacy-MVW North America consolidated contract sales	$215	$185	$30	$—	$30	16%
Other consolidated contract sales	64	19	45	37	8	37%
Total consolidated contract sales	279	204	75	37	38	18%
Joint venture contract sales	4	—	4	4	—	—%
Total contract sales	$283	$204	$79	$41	$38	18%
Total contract sales increased $79 million, driven in part by the inclusion of one month of results from the ILG Acquisition during the 2018 third quarter. Excluding the impact of the ILG Acquisition, Legacy-MVW total contract sales increased $38 million or 18 percent. We estimate the 2018 Hurricanes negatively affected Legacy-MVW contract sales by $5 million in the third quarter of 2018. Excluding this impact, we estimate that Legacy-MVW total contract sales would have increased nearly 21 percent over the prior year period.

The $38 million increase in Legacy-MVW contract sales reflected a 7 percent increase in the number of North America tours and a 9 percent increase in North America VPG to $3,781 in the third quarter of 2018 from $3,482 in the third quarter of 2017. The 7 percent increase in the number of North America tours was due to increases in both owner tours and first time buyer tours. In addition, the increase in the number of total tours reflected the continued ramp up of new sales locations as well as an increase in tours from existing sales locations. The increase in VPG resulted from a 1.3 percentage point increase in closing efficiency and higher pricing.
2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Contract sales
Legacy-MVW North America consolidated contract sales	$614	$564	$50	$—	$50	9%
Other consolidated contract sales	101	55	46	37	9	17%
Total consolidated contract sales	715	619	96	37	59	9%
Joint venture contract sales	4	—	4	4	—	—%
Total contract sales	$719	$619	$100	$41	$59	9%
Total contract sales increased $100 million, driven in part by the inclusion of one month of results from the ILG Acquisition during the 2018 third quarter. Excluding the impact of the ILG Acquisition, Legacy-MVW total contract sales increased $59 million or 9 percent. We estimate the ongoing impact of the 2017 Hurricanes and the impact of the 2018 Hurricanes negatively affected Legacy-MVW contract sales by $14 million in the first three quarters of 2018. Excluding the impact of these hurricanes, we estimate that Legacy-MVW total contract sales would have increased 12 percent over the prior year period.
The $59 million increase in Legacy-MVW contract sales reflected a 5 percent increase in the number of North America tours and a 4 percent increase in North America VPG to $3,727 in the first three quarters of 2018 from $3,580 in the first three quarters of 2017. The 5 percent increase in the number of North America tours was due to increases in both owner tours and first time buyer tours. In addition, the increase in the number of total tours reflected the continued ramp up of new sales locations as well as an increase in tours from existing sales locations. The increase in VPG resulted from a 0.7 percentage point increase in closing efficiency and higher pricing.

Sale of Vacation Ownership Products
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Total contract sales	$283	$204	$79	$41	$38	18%
Less resales contract sales	(8)	(6)	(2)	—	(2)
Less joint venture contract sales	(4)	—	(4)	(4)	—
Consolidated contract sales, net of resales	271	198	73	37	36
Plus:
Settlement revenue(1)	6	4	2	2	—
Resales revenue(1)	3	2	1	—	1
Revenue recognition adjustments:
Reportability	—	1	(1)	1	(2)
Sales reserve	(18)	(13)	(5)	(3)	(2)
Other(2)	(10)	(9)	(1)	(2)	1
Sale of vacation ownership products	$252	$183	$69	$35	$34	18%
_______________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Excluding the impact of the ILG Acquisition, Legacy-MVW sale of vacation ownership products increased $34 million, driven by the increase in contract sales. Revenue reportability had a negative impact in the third quarter of 2018 due to an increase in the number of excluded contracts during the quarter. Revenue reportability had a positive impact in the third quarter of 2017 due to a decrease in unclosed contracts during the quarter.
The higher Legacy-MVW sales reserve reflected a higher required reserve in the third quarter of 2018 due to the increase in contract closings.
The decrease in Legacy-MVW other adjustments was driven by a decrease in the utilization of sales incentives in the third quarter of 2018, partially offset by the increase in contract closings.

2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Total contract sales	$719	$619	$100	$41	$59	9%
Less resales contract sales	(23)	(17)	(6)	—	(6)
Less joint venture contract sales	(4)	—	(4)	(4)	—
Consolidated contract sales, net of resales	692	602	90	37	53
Plus:
Settlement revenue(1)	14	11	3	2	1
Resales revenue(1)	8	6	2	—	2
Revenue recognition adjustments:
Reportability	(16)	(3)	(13)	1	(14)
Sales reserve	(42)	(40)	(2)	(3)	1
Other(2)	(24)	(27)	3	(2)	5
Sale of vacation ownership products	$632	$549	$83	$35	$48	9%
_________________________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Excluding the impact of the ILG Acquisition, Legacy-MVW sale of vacation ownership products increased $48 million, driven by the increase in contract sales and lower other adjustments in first three quarters of 2018, partially offset by an unfavorable year over year change in revenue reportability as the increase in unclosed contracts during the first three quarters of 2018 was greater than the increase in unclosed contracts during the first three quarters of 2017.
The lower Legacy-MVW sales reserve reflected a lower required reserve in the first three quarters of 2018 due to lower default and delinquency activity, partially offset by a higher reserve required due to the increase in contract closings.
The decrease in Legacy-MVW other adjustments was driven by a decrease in the utilization of sales incentives in the first three quarters of 2018, partially offset by the increase in contract closings.
Development Margin
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Sale of vacation ownership products	$252	$183	$69	$35	$34	18%
Cost of vacation ownership products	(64)	(46)	(18)	(9)	(9)	(20%)
Marketing and sales	(131)	(94)	(37)	(20)	(17)	(18%)
Development margin	$57	$43	$14	$6	$8	17%
Development margin percentage	22.5%	23.8%	(1.3 pts)
Excluding the impact of the ILG Acquisition, Legacy-MVW development margin increased $8 million or 17 percent. The increase in Legacy-MVW development margin reflected $10 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), partially offset by a $2 million decline due to unfavorable revenue reportability compared to the third quarter of 2017.
The 1.3 percentage point decline in the development margin percentage reflected a negative 1.2 percentage point impact from the inclusion of Legacy-ILG results for the month of September 2018, a 0.5 percentage point decline due to the unfavorable revenue reportability year-over-year and a 0.7 percentage point decline due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold, partially offset by a 1.1 percentage point improvement in marketing and sales costs due to leveraging fixed costs on the increase in contract sales. Legacy-MVW development margin percentage was 23.7 percent in the third quarter of 2018.
2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Sale of vacation ownership products	$632	$549	$83	$35	$48	9%
Cost of vacation ownership products	(167)	(141)	(26)	(9)	(17)	(13%)
Marketing and sales	(342)	(287)	(55)	(20)	(35)	(12%)
Development margin	$123	$121	$2	$6	$(4)	(4%)
Development margin percentage	19.3%	22.1%	(2.8 pts)
Excluding the impact of the ILG Acquisition, Legacy-MVW development margin decreased $4 million or 4 percent. The decrease in Legacy-MVW development margin reflected a $9 million decline due to unfavorable revenue reportability compared to the first three quarters of 2017 and $7 million from an unfavorable mix of higher cost real estate inventory being sold, partially offset by $12 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales).
The 2.8 percentage point decline in the development margin percentage reflected a 1.1 percentage point decline due to the unfavorable revenue reportability year-over-year, a 1.3 percentage point decline due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold, a 0.2 percentage point decline due to higher marketing and sales costs and a negative 0.2 percentage point impact from the inclusion of Legacy-ILG results for the month of September 2018. Legacy-MVW development margin percentage was 19.5 percent in the first three quarters of 2018.
Resort Management and Other Services Revenues, Expenses and Margin
2018 Third Quarter

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017
Management fee revenues	$28	$23	$5	$3	$2	12%
Ancillary revenues	42	31	11	9	2	8%
Other management and exchange revenues	21	16	5	3	2	2%
Resort management and other services revenues	91	70	21	15	6	9%
Resort management and other services expenses	(48)	(38)	(10)	(8)	(2)	(4%)
Resort management and other services margin	$43	$32	$11	$7	$4	16%
Resort management and other services margin percentage	47.6%	45.2%	2.4 pts
Excluding the impact of the ILG Acquisition, the increase in Legacy-MVW resort management and other services revenues reflected $2 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $2 million of higher ancillary revenues from food and beverage and golf offerings at our resorts, $1 million of higher annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the average club dues charged to enrolled owners, and $1 million of higher other revenues.
Excluding the impact of the ILG Acquisition, the increase in the Legacy-MVW resort management and other services margin reflected the increases in revenue, partially offset by $2 million of higher ancillary and other expenses primarily from food and beverage and golf offerings at our resorts in support of the higher revenues mentioned above.

2018 First Three Quarters

	Nine Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017
Management fee revenues	$78	$67	$11	$3	$8	12%
Ancillary revenues	106	91	15	9	6	7%
Other management and exchange revenues	55	51	4	3	1	2%
Resort management and other services revenues	239	209	30	15	15	7%
Resort management and other services expenses	(123)	(111)	(12)	(8)	(4)	(3%)
Resort management and other services margin	$116	$98	$18	$7	$11	12%
Resort management and other services margin percentage	48.6%	46.7%	1.9 pts
Excluding the impact of the ILG Acquisition, the increase in Legacy-MVW resort management and other services revenues reflected $8 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $6 million of higher ancillary revenues from food and beverage and golf offerings at our resorts and $4 million of higher annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the average club dues charged to enrolled owners, partially offset by $3 million of lower refurbishment and other revenues due to a decrease in the number of refurbishment projects completed in the first three quarters of 2018.
Excluding the impact of the ILG Acquisition, the increase in the Legacy-MVW resort management and other services margin reflected the increases in revenue, partially offset by $4 million of higher ancillary and other expenses primarily from food and beverage and golf offerings at our resorts in support of the higher revenues mentioned above.
Rental Revenues, Expenses and Margin
2018 Third Quarter

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017
Rental revenues	$86	$66	$20	$15	$5	8%
Rental expenses	(74)	(57)	(17)	(15)	(2)	(4%)
Rental margin	$12	$9	$3	$—	$3	31%
Rental margin percentage	14.1%	13.6%	0.5 pts

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
	September 30, 2018	September 30, 2017
Transient keys rented(1)	403,325	323,985	79,340	77,657	1,683	1%
Average transient key rate	$213.63	$213.02	$0.61	$(5.77)	$6.38	3%
Resort occupancy	89.1%	89.1%	—%	(2.5 pts)	2.5 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.
Excluding the impact of the ILG Acquisition, Legacy-MVW rental revenue increased $5 million due to 3 percent higher average transient rate ($2 million), $2 million of higher plus points revenue and a 1 percent increase in transient keys rented (nearly $1 million). Plus points are recognized as revenue when the points are redeemed.

Excluding the impact of the ILG Acquisition, the increase in Legacy-MVW rental margin reflected the higher rental revenues net of direct variable expenses (such as housekeeping) and the $2 million increase in plus points revenue, partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.
2018 First Three Quarters

	Nine Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017
Rental revenues	$235	$203	$32	$15	$17	8%
Rental expenses	(191)	(168)	(23)	(15)	(8)	(5%)
Rental margin	$44	$35	$9	$—	$9	25%
Rental margin percentage	18.7%	17.2%	1.5 pts

	Nine Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
	September 30, 2018	September 30, 2017
Transient keys rented(1)	1,073,125	984,198	88,927	77,657	11,270	1%
Average transient key rate	$221.22	$217.89	$3.33	$(2.47)	$5.80	3%
Resort occupancy	89.6%	88.7%	0.9 pts	(0.9 pts)	1.8 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.
Excluding the impact of the ILG Acquisition, Legacy-MVW rental revenue increased $17 million due to 3 percent higher average transient rate ($6 million), $5 million of higher other revenues, $4 million of higher plus points revenue and a 1 percent increase in transient keys rented ($2 million).
Excluding the impact of the ILG Acquisition, the increase in Legacy-MVW rental margin reflected the higher rental revenues net of direct variable expenses (such as housekeeping) and the $4 million increase in plus points revenue, partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.
Financing Revenues, Expenses and Margin
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Interest income	$45	$33	$12	$9	$3	10%
Other financing revenues	3	1	2	1	1	NM
Financing revenues	48	34	14	10	4	9%
Financing expenses	(7)	(5)	(2)	(2)	—	—%
Consumer financing interest expense	(12)	(6)	(6)	(3)	(3)	(49%)
Financing margin	$29	$23	$6	$5	$1	NM
Financing propensity	66.6%	65.8%
Excluding the impact of the ILG Acquisition, Legacy-MVW financing revenues increased $4 million due to a $150 million increase in the average gross vacation ownership notes receivable balance (more than $4 million), partially offset by higher financing program incentive costs ($1 million).
Excluding the impact of the ILG Acquisition, the increase in the Legacy-MVW financing margin reflected the higher financing revenues, partially offset by higher consumer financing interest expense and higher other expenses. The higher consumer financing interest expense was due to a higher average outstanding debt balance. The higher other expenses were due to an increase in variable expenses associated with the increase in the average gross vacation ownership notes receivable balance.

2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Interest income	$113	$94	$19	$9	$10	11%
Other financing revenues	6	5	1	1	—	NM
Financing revenues	119	99	20	10	10	10%
Financing expenses	(15)	(12)	(3)	(2)	(1)	(9)%
Consumer financing interest expense	(25)	(18)	(7)	(3)	(4)	(24)%
Financing margin	$79	$69	$10	$5	$5	6%
Financing propensity	64.0%	64.9%
Excluding the impact of the ILG Acquisition, Legacy-MVW financing revenues increased $10 million due to a $150 million increase in the average gross vacation ownership notes receivable balance ($13 million), partially offset by higher financing program incentive costs ($3 million).
Excluding the impact of the ILG Acquisition, the increase in Legacy-MVW financing margin reflected the higher financing revenues, partially offset by higher consumer financing interest expense and higher other expenses. The higher consumer financing interest expense was due to a higher average outstanding debt balance. The higher other expenses were due to an increase in variable expenses associated with the increase in the average gross vacation ownership notes receivable balance.
Litigation Settlement
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Litigation settlement	$17	$2	$15	$—	$15
In the third quarter of 2018, we incurred $17 million of litigation settlement charges, including $16 million related to a previously owned project in Hawaii.
In the third quarter of 2017, we incurred $2 million of litigation settlement charges, including a $1 million charge related to the settlement of a construction related dispute at one of our Legacy-MVW resorts and $1 million related to the repurchase of one previously sold residential unit at one of our Legacy-MVW resorts.
2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Litigation settlement	$33	$2	$31	$—	$31
In the first three quarters of 2018, we incurred $33 million of litigation settlement charges, including $16 million related to a previously owned project in Hawaii, $11 million related to a Legacy-MVW project in San Francisco, $5 million related to a Legacy-MVW project in Lake Tahoe and $1 million related to Legacy-MVW projects in Europe.
In the first three quarters of 2017, we incurred $2 million of litigation settlement charges, including a $1 million charge related to the settlement of a construction related dispute at one of our Legacy-MVW resorts and $1 million related to the repurchase of one previously sold residential unit at one of our Legacy-MVW resorts.

Royalty Fee
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Royalty fee	$19	$15	$4	$3	$1	5%
Excluding the impact of the Legacy-ILG businesses, Legacy-MVW royalty fee expense increased $1 million in the third quarter of 2018 due to an increase in the dollar volume of closings and a decrease in the mix of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent), partially offset by a contractual decrease in the fixed portion of the royalty fee owed to Marriott International as a result of amendments to our licensing agreements with Marriott International entered into during the first quarter of 2018. This decrease in the fixed portion of the royalty fee was terminated upon completion of the ILG Acquisition on September 1, 2018.
2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Royalty fee	$50	$47	$3	$3	$—	—%
Excluding the impact of the Legacy-ILG businesses, Legacy-MVW royalty fee expense was unchanged in the first three quarters of 2018 compared to the first three quarters of 2017. An increase in the dollar volume of closings and a decrease in the mix of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent), was partially offset by a contractual decrease in the fixed portion of the royalty fee owed to Marriott International as a result of amendments to our licensing agreements with Marriott International entered into during the first quarter of 2018. This decrease in the fixed portion of the royalty fee was terminated upon completion of the ILG Acquisition on September 1, 2018.
Cost Reimbursements
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Cost reimbursements	$232	$177	$55	$19	$36	21%
Excluding the impact of the ILG Acquisition, Legacy-MVW cost reimbursements increased $36 million, or 21 percent, over the third quarter of 2017, reflecting $33 million due to higher costs and $3 million due to additional managed unit weeks in the third quarter of 2018. The higher costs included more refurbishment activity in the third quarter of 2018, inflationary wage and operating cost increases and non-recurring lower costs in the third quarter of 2017 due to the 2017 Hurricane related resort closures.
2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Cost reimbursements	$650	$561	$89	$19	$70	13%
Excluding the impact of the ILG Acquisition, Legacy-MVW cost reimbursements increased $70 million, or 13 percent, over the first three quarters of 2017, reflecting $56 million due to higher costs, $11 million due to additional managed unit weeks in the first three quarters of 2018 and a $3 million impact from foreign exchange rates at our Legacy-MVW European resorts. The higher costs included more refurbishment activity in the first three quarters of 2018, inflationary wage and operating cost increases and non-recurring lower costs in the third quarter of 2017 due to the 2017 Hurricane related resort closures.

Other

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Other	$(3)	$—	$(3)	$—	$(3)
2018 First Three Quarters
During the 2018 first quarter, we incurred $3 million of acquisition costs associated with the anticipated capital efficient acquisition of a Legacy-MVW operating property in San Francisco, California.
Gains and Other Income, net
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Gains and other income, net	$1	$7	$(6)	$1	$(7)
2017 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Gains and other income, net	$2	$7	$(5)	$1	$(6)
In the first quarter of 2018 we recorded a $1 million favorable true up of previously recorded Legacy-MVW costs associated with the 2017 Hurricanes. In the third quarter of 2018, we recorded $1 million of miscellaneous gains and other income.
In the third quarter of 2017, we recorded $7 million of gains and other income, including $9 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Matthew in 2016, partially offset by a charge of $2 million associated with the estimated property damage insurance deductibles and impairment of property and equipment at several of our Legacy-MVW resorts, primarily in Florida and the Caribbean, that were impacted by the 2017 Hurricanes.

Exchange & Third-Party Management
Our Exchange & Third-Party Management segment offers access to vacation accommodations and other travel-related transactions and services to leisure travelers by providing vacation exchange and management services, including vacation rentals and other services. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, VRI Europe, Aqua-Aston and Great Destinations. These brands were acquired as part of our acquisition of ILG on September 1, 2018 and, consequently, are only included in our results for the month of September 2018.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Management and exchange	$28	$—	$28	$—
Rental	4	—	4	—
Cost reimbursements	8	—	8	—
TOTAL REVENUES	40	—	40	—
EXPENSES
Marketing and sales	4	—	4	—
Management and exchange	8	—	8	—
Rental	2	—	2	—
Depreciation and amortization	6	—	6	—
Cost reimbursements	8	—	8	—
TOTAL EXPENSES	28	—	28	—
SEGMENT FINANCIAL RESULTS	$12	$—	$12	$—

Corporate and Other

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Resort management and other services	$7	$—	$7	$—
Cost reimbursements	(6)	—	(6)	—
TOTAL REVENUES	1	—	1	—
EXPENSES
Resort management and other services	9	—	9	—
Rental	(2)	—	(2)	—
General and administrative	53	26	114	81
Depreciation	2	1	4	3
Cost reimbursements	(6)	—	(6)	—
TOTAL EXPENSES	56	27	119	84
Gains (losses) and other income (expense), net	1	—	(6)	—
Interest expense	(14)	(2)	(23)	(5)
ILG acquisition-related costs	(108)	—	(128)	(1)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(176)	(29)	(275)	(90)
Benefit (provision) for income taxes	10	(23)	(7)	(62)
FINANCIAL RESULTS	$(166)	$(52)	$(282)	$(152)

Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, ILG acquisition-related costs, and provision for income taxes. In addition, Corporate and Other includes the Consolidated Property Owners’ Associations revenues and expenses.
Consolidated Property Owners’ Associations
The following table illustrates the impact of the Consolidated Property Owners’ Associations of the acquired Legacy-ILG vacation ownership properties under the voting interest model, which represents the portion related to individual or third-party VOI owners. Given the timing of the ILG Acquisition, the table below only reflects activity for the month of September 2018.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Resort management and other services	$7	$—	$7	$—
Cost reimbursements	(6)	—	(6)	—
TOTAL REVENUES	1	—	1	—
EXPENSES
Resort management and other services	9	—	9	—
Rental	(2)	—	(2)	—
Cost reimbursements	(6)	—	(6)	—
TOTAL EXPENSES	1	—	1	—
FINANCIAL RESULTS	$—	$—	$—	$—
General and Administrative
2018 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
General and administrative	$53	$26	$27	$23	$4	16%
Excluding the impact of the ILG Acquisition, Legacy-MVW general and administrative expenses increased $4 million due to higher litigation and technology costs as well as higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
2018 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
General and administrative	$114	$81	$33	$23	$10	12%
Excluding the impact of the ILG Acquisition, Legacy-MVW general and administrative expenses increased $10 million due to higher litigation and technology costs as well as higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.

Gains and Other Income, net

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Gains and other income, net	$1	$—	$1	$—	$1

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
Losses and other expense, net	$(6)	$—	$(6)	$—	$(6)
2018 First Three Quarters
In the second quarter of 2018, we recorded $7 million of losses and other expenses primarily resulting from fraudulently induced electronic payment disbursements made to third parties. See Footnote 9 “Contingencies and Commitments” to our Financial Statements for additional information regarding the fraudulently induced electronic payment disbursements made to third parties during the second quarter of 2018.
In the third quarter of 2018, we recorded $3 million of gains and other income resulting from the recovery of a portion of the fraudulently induced electronic payment disbursements made in the second quarter of 2018, partially offset by $2 million of other expenses primarily associated with such fraudulently induced electronic payment disbursements.
2017 First Three Quarters
In the first three quarters of 2017, we did not record any gains or other income.
Interest Expense
2018 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change
Interest expense	$(14)	$(2)	$(12)
Interest expense increased $12 million due to $9 million of interest expense associated with the new debt issued in the third quarter of 2018 in connection with the ILG Acquisition, $2 million of interest expense associated with the Convertible Notes and $1 million of interest expense associated with assumed Legacy-ILG debt for the month of September 2018.
2018 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change
Interest expense	$(23)	$(5)	$(18)
Interest expense increased $18 million due to $9 million of interest expense associated with the new debt issued in the third quarter of 2018 in connection with the ILG Acquisition, $7 million of interest expense associated with the Convertible Notes, $1 million of interest expense associated with Legacy-ILG debt for the month of September 2018 and $1 million of higher other interest expense.

ILG Acquisition-Related Costs

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
ILG acquisition-related costs	$(108)	$—	$(108)	$(20)	$(88)

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2018	September 30, 2017	Change
ILG acquisition-related costs	$(128)	$(1)	$(127)	$(20)	$(107)
ILG acquisition-related costs include transaction costs, employee termination costs and integration costs. Transaction costs represent costs related to the planning and execution of the ILG Acquisition, primarily for financial advisory, legal, and other professional service fees. Employee termination costs represent charges for employee severance, retention, and other termination related benefits. Acquisition and integration costs primarily represent integration employee salaries and share-based compensation, fees paid to change management consultants, and technology-related costs.
Income Tax
2018 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change
Benefit (provision) for income taxes	$10	$(23)	$33
The provision for income taxes decreased $33 million from the third quarter of 2017 to a benefit of $10 million in the third quarter of 2018. The decrease was primarily due to decreases in U.S. earnings mostly attributed to the ILG acquisition-related costs and the reduction of the U.S. corporate maximum tax rate from 35 percent to 21 percent as mentioned below.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The new U.S. tax legislation is subject to several complex provisions. We expect to finalize our provisional estimates related to the Tax Act in the fourth quarter of 2018. We expect future earnings to continue to be positively impacted largely due to the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent.
2018 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change
Provision for income taxes	$(7)	$(62)	$55
The provision for income taxes decreased $55 million from the first three quarters of 2017. The decrease was primarily due to decreases in U.S. earnings mostly attributed to the ILG acquisition-related costs, decreases in foreign earnings and the reduction of the U.S. corporate maximum tax rate from 35 percent to 21 percent as mentioned above.
Recent Accounting Pronouncements
See Footnote 1 “Summary of Significant Accounting Policies” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards. Further, see Footnote 16 “Adoption Impact of New Revenue Standard” to our Financial Statements for the impact of the adoption of ASU 2014-09, as amended, on our previously reported historical results.

Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($441 million at the end of the third quarter of 2018), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and our $600 million Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At September 30, 2018, we had $4.0 billion of total gross debt outstanding, which included $1.7 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, Senior Notes of $1.1 billion, a Term Loan of $900 million, Convertible Notes of $230 million, and a $31 million non-interest bearing note payable issued in connection with the acquisition of completed vacation ownership units on the Big Island of Hawaii.
At the end of the third quarter of 2018, we had $816 million of real estate inventory on hand, comprised of $761 million of finished goods and $55 million of work in progress. In addition, we had $45 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and held for sale as vacation ownership products.
Our Vacation Ownership segment product offerings allow us to utilize our inventory efficiently. The majority of our sales are of points-based products, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we need to have only a few resorts under construction at any given time and can leverage successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs enable us to align our inventory acquisitions with the pace of sales of vacation ownership products. We expect to standardize our sales inventory acquisition policies across our portfolio of vacation ownership brands acquired as part of the ILG Acquisition.
We are selectively pursuing growth opportunities in North America and Asia Pacific by targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient deal structures may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale. We are evaluating optimal growth and development strategies as we integrate the various vacation ownership brands acquired as part of the ILG Acquisition.
As of September 30, 2018, our Exchange & Third-Party Management segment includes exchange networks and membership programs that were acquired as part of the ILG Acquisition. These networks and programs generate revenue that is generally fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services. This segment is expected to be less capital intensive than our vacation ownership segment and will be funded with cash generated from segment operations.
We intend for our capital allocation strategy to strike a balance between enhancing our operations, repaying debt associated with the ILG Acquisition and using our capital to provide returns to our shareholders through programs such as share repurchase programs and payment of dividends.
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$67	$71
Investing activities	(1,423)	(33)
Financing activities	1,671	248
Effect of change in exchange rates on cash, cash equivalents and restricted cash	—	3
Net change in cash, cash equivalents and restricted cash	$315	$289
Cash from Operating Activities
Our primary sources of funds from operations are (1) cash sales and down payments on financed sales of vacation ownership products, (2) cash from our financing operations, including principal and interest payments received on outstanding vacation ownership notes receivable, (3) cash from fee-based membership, exchange and rental transactions and (4) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts, the acquisition of additional inventory, enhancement of our inventory exchange network of resorts and related technology infrastructure and funding our working capital needs.

We minimize our working capital needs through cash management, strict credit-granting policies and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations, annual commission payments to timeshare development companies that are part of our exchange network and certain annual compensation-related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing of sales contracts for vacation ownership products, financing propensity and cash outlays for inventory acquisition and development.
In the first three quarters of 2018, we generated $67 million of cash flows from operating activities, compared to $71 million in the first three quarters of 2017. Excluding the impact of changes in net (loss) income and adjustments for non-cash items, the change in cash flows from operations reflected higher payments related to employee benefits programs and higher originations of vacation ownership notes receivable driven by higher contract sales, partially offset by lower inventory spending, higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable, and timing of maintenance fee payments on unsold inventory.
In addition to net (loss) income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending Less Than / in Excess of Cost of Sales

	Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017
Inventory spending	$(76)	$(94)
Purchase of vacation ownership units for future transfer to inventory	—	(34)
Inventory costs	145	120
Inventory spending less than (in excess of) cost of sales	$69	$(8)
We measure our inventory capital efficiency by comparing the cash outflow for inventory spending (a cash item) to the amount of inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item).
Our inventory spending was less than inventory costs in the first three quarters of 2018 even though we satisfied a portion of our commitment to purchase vacation ownership units. We expect our full year inventory spending to be lower than our inventory costs. Inventory spending in the first three quarters of 2018 included the acquisition of 20 completed vacation ownership units located at our resort in Marco Island, Florida, for $24 million, as well as a deposit of $2 million for the purchase of completed vacation ownership units located in Bali, Indonesia. We entered into each of these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 2 “Acquisitions and Dispositions” and Footnote 9 “Contingencies and Commitments” to our Financial Statements for additional information regarding these transactions.
Our inventory spending exceeded inventory costs in the first three quarters of 2017 as we satisfied a portion of our commitments to purchase Legacy-MVW vacation ownership units. Inventory spending included the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii for $27 million. In connection with this transaction, we also settled a $1 million note receivable from the seller on a non-cash basis, and issued a non-interest bearing note payable for $64 million. Purchase of vacation ownership units for future transfer to inventory included the acquisition of 36 completed vacation ownership units located at our resort in Marco Island, Florida, for $34 million. Our inventory spending was in line with inventory costs throughout the remainder of 2017 as we satisfied our commitments to purchase Legacy-MVW vacation ownership units that we had entered into in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 2 “Acquisitions and Dispositions” and Footnote 9 “Contingencies and Commitments” to our Financial Statements for additional information regarding these transactions.
Through our existing VOI repurchase program, we proactively buy back previously sold VOIs at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.

Vacation Ownership Notes Receivable Collections Less Than Originations

	Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017
Vacation ownership notes receivable collections — non-securitized	$70	$59
Vacation ownership notes receivable collections — securitized	174	145
Vacation ownership notes receivable originations	(395)	(345)
Vacation ownership notes receivable collections less than originations	$(151)	$(141)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the first three quarters of 2018, as compared to the first three quarters of 2017, due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the first three quarters of 2018 increased due to higher vacation ownership contract sales, offset partially by a decrease in financing propensity to 64 percent for the first three quarters of 2018 compared to 65 percent for the first three quarters of 2017.
Cash from Investing Activities

	Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017
Acquisition of a business, net of cash and restricted cash acquired	$(1,393)	$—
Capital expenditures for property and equipment (excluding inventory)	(17)	(21)
Purchase of company owned life insurance	(13)	(12)
Net cash and restricted cash used in investing activities	$(1,423)	$(33)
Capital Expenditures for Property and Equipment
Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided. Additionally, it includes spending related to maintenance of buildings and equipment used in common areas at some of our resorts.
In the first three quarters of 2018, capital expenditures for property and equipment of $17 million included $13 million to support business operations (including $7 million for ancillary and other operations assets and $6 million for sales locations) and $4 million for technology spending.
In the first three quarters of 2017, capital expenditures for property and equipment of $21 million included $19 million to support business operations (including $11 million for ancillary and other operations assets and $8 million for sales locations) and $2 million for technology spending.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. During the first three quarters of 2018, we paid $13 million to acquire these policies.

Cash from Financing Activities

	Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017
Borrowings from securitization transactions	$423	$400
Repayment of debt related to securitization transactions	(264)	(232)
Proceeds from debt	1,650	318
Repayments of debt	(53)	(88)
Purchase of Convertible Note Hedges	—	(33)
Proceeds from issuance of Warrants	—	20
Debt issuance costs	(34)	(14)
Repurchase of common stock	(2)	(83)
Payment of dividends	(32)	(29)
Payment of withholding taxes on vesting of restricted stock units	(17)	(11)
Net cash and restricted cash provided by financing activities	$1,671	$248
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
During the first three quarters of 2018, we completed the securitization of a pool of $436 million of vacation ownership notes receivable. Approximately $327 million of the vacation ownership notes receivable were purchased on June 28, 2018 by the 2018-1 Trust, and we received $317 million in gross cash proceeds. When the remaining $109 million were purchased by the 2018-1 Trust during the third quarter of 2018, the remaining $106 million of the proceeds, which had been held in restricted cash, were released. See Footnote 10 “Securitized Debt” to our Financial Statements for additional information regarding this transaction.
At September 30, 2018, $61 million of gross vacation ownership notes receivable were eligible for securitization under our Warehouse Credit Facility.
During the first three quarters of 2017, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $59 million. The advance rate was 85 percent, which resulted in gross proceeds of $50 million. Net proceeds were $50 million due to the funding of reserve accounts in the amount of less than $1 million. There were no amounts outstanding as of September 30, 2017. See Footnote 11 “Debt” to our Financial Statements for additional information regarding our Warehouse Credit Facility.
Borrowings from / Repayment of Revolving Corporate Credit Facility
There were no amounts outstanding under our Revolving Corporate Credit Facility as of September 30, 2018. See Footnote 11 “Debt” to our Financial Statements for additional information regarding our Revolving Corporate Credit Facility.
During the first three quarters of 2017, we borrowed $88 million under our previous $200 million revolving credit facility to facilitate the funding of our short-term working capital needs, of which there were no amounts outstanding as of September 30, 2017.
Proceeds from Senior Unsecured Debt / Term Loan
In connection with the ILG Acquisition, we issued $750 million of Senior Unsecured Notes and borrowed $900 million under a Term Loan, which was included as part of our Corporate Credit Facility. See Footnote 11 “Debt” to our Financial Statements for additional information.
Debt Issuance Costs
In the first three quarters of 2018, we paid $34 million of debt issuance costs, which included $13 million associated with the Term Loan, $9 million associated with the issuance of Senior Unsecured Note, $6 million associated with the 2018 vacation ownership notes receivable securitization, $4 million associated with the Revolving Corporate Credit Facility, $1 million of debt issuance costs associated with the amendment and extension of the Warehouse Credit Facility and $1 million associated with the issuance of the Exchange Notes.

In the first three quarters of 2017, we incurred $14 million of debt issuance costs, which included $6 million associated with the initial purchaser discounts related to the Convertible Notes, $5 million associated with the 2017 vacation ownership notes receivable securitization, $2 million related to our $250 million Previous Revolving Corporate Credit Facility and $1 million associated with the amendment and extension of the Warehouse Credit Facility.
Repayment of Other Debt
In the first three quarters of 2018, we paid $33 million on the non-interest bearing note payable related to the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii in 2017. See Footnote 2 “Acquisitions and Dispositions” and Footnote 9 “Contingencies and Commitments” to our Financial Statements for additional information regarding this transaction.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2017	10,440,505	$697	$66.73
For the first three quarters of 2018	13,969	2	134.70
As of September 30, 2018	10,454,474	$699	$66.83
See Footnote 12 “Shareholders’ Equity” to our Financial Statements for further information related to our share repurchase program.
Dividends
We distributed cash dividends to holders of common stock during the first three quarters of 2018 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 7, 2017	December 21, 2017	January 4, 2018	$0.40
February 16, 2018	March 1, 2018	March 15, 2018	$0.40
May 14, 2018	May 28, 2018	June 11, 2018	$0.40
September 6, 2018	September 20, 2018	October 4, 2018	$0.40
We currently expect to pay quarterly cash dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. In addition, our Corporate Credit Facility contains restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of September 30, 2018:

		Payments Due by Period
($ in millions)	Total	Remainder of 2018	Years 2019 - 2020	Years 2021 - 2022	Thereafter
Contractual Obligations
Debt(1)	$5,039	$104	$867	$939	$3,129
Purchase obligations(2)	515	102	336	75	2
Operating leases	224	10	64	38	112
Capital lease obligations(3)	8	—	8	—	—
Other long-term obligations(4)	59	11	28	13	7
Total contractual obligations	$5,845	$227	$1,303	$1,065	$3,250
_________________________

(1)	Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.

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

(3)	Includes interest.

(4)	Primarily relates to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits and other commitments.
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
While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our consolidated financial position or results of operations. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our most recent Annual Report on Form 10-K. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them, except those resulting from the following:

•
Our adoption of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” as amended, which is discussed in Footnote 3 “Revenue” to our interim consolidated financial statements presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q;

•
Purchase price allocations of business combinations, which is discussed in Footnote 2 “Acquisitions and Dispositions” to our interim consolidated financial statements presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q;

•	Valuation of goodwill and intangible assets, including when we record impairment losses; and

•
Accounting for acquired vacation ownership notes receivable, which is discussed in Footnote 5 “Vacation Ownership Notes Receivable” to our interim consolidated financial statements presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Table of Contents

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 other than as discussed below.
Foreign Currency Exchange Risk
As a result of the ILG Acquisition, we have expanded our international operations in certain foreign markets, such as Mexico, the United Kingdom and the European Union, in addition to entering into new foreign markets. Our foreign currency risk primarily relates to our investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. This exposure is partially mitigated as we have generally reinvested profits earned internationally back into our international operations. However, as currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results.
In addition, we are exposed to foreign currency risk related to assets and liabilities denominated in a currency other than the functional currency. Historically, Legacy-ILG has not hedged this source of currency risk, while Legacy-MVW has in certain cases. Furthermore, in an effort to mitigate economic risk, we hold U.S. dollars in certain subsidiaries that have a functional currency other than the U.S. dollar.
Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies.
Interest Rate Risk
We are exposed to interest rate risk through borrowings under our Warehouse Credit Facility and Revolving Corporate Credit Facility, which bear interest at variable rates. The interest rate on borrowing under our Warehouse Credit Facility is based on a variable rate plus a fixed spread. The interest rate on borrowings under our Revolving Corporate Credit Facility is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.50 percent to 2.75 percent, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.50 percent to 1.75 percent, in each case based on MVW’s corporate credit ratings with Standard and Poor’s and Moody’s. As of September 30, 2018, the applicable margin was 2.00 percent per annum for LIBOR revolving loans and 1.00 percent per annum for Base Rate loans. As of September 30, 2018, we had $6 million outstanding under our revolving credit facility all consisting of undrawn letters of credit. Additionally, as part of the Corporate Credit Facility, we entered into a $900 million Term Loan B with a variable rate of interest of 2.25 percent over LIBOR. A hypothetical change of 100 basis points would result in an approximate change to interest expense of $1 million per month, however our actual change in interest expense could be less as during the third quarter of 2018 we entered into a $250 million pay fixed, receive floating hedge for a LIBOR interest rate swap at a fixed rate of 2.9625 percent over 5 years to mitigate a portion of our interest rate risk. All other interest bearing debt including securitized debt incurs interest at fixed rates. We typically earn variable rates of interest on our cash balances.
Additionally, our consumer financing business generates income from the spread between the revenue generated on loans originated less our costs to fund and service those loans, including interest costs related to associated securitizations. Adverse changes in prevailing market rates for securitizations could negatively impact income from our consumer financing business in the future.

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
Changes in Internal Control Over Financial Reporting
In our Quarterly Report on Form 10-Q for the period ended June 30, 2018, we disclosed certain fraudulently induced electronic disbursements and our conclusion that our controls to prevent improper electronic funds transfers were not designed effectively, resulting in a material weakness in our internal control over financial reporting. Immediately after identification of the fraudulently induced disbursements, management implemented certain additional controls intended to prevent fraudulently induced electronic disbursements, including additional verification and documentation procedures with respect to electronic disbursements and continued to enhance related controls during the quarter. We believe these enhancements have increased the ability of our associates to identify and prevent fraudulently induced electronic disbursements and that these actions have improved our internal controls over financial reporting. Based on our assessment of these enhancements, management has concluded that the material weakness has been remediated as of the end of the period covered by this Quarterly Report on Form 10-Q.
During the third quarter of 2018, we were party to a business combination with ILG. We are currently in the process of assessing ILG’s internal control over financial reporting and integrating ILG’s internal control over financial reporting with our existing internal control over financial reporting. There were no other changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our common stock. The risks and uncertainties described in this Quarterly Report are not the only ones facing us. Additional risks and uncertainties that currently are not known to us or that we currently believe are immaterial also may adversely affect our businesses and operations.
Risks related to our business and industry
Contraction in the global economy or low levels of economic growth could impact our financial results and growth.
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
Existing owners have offered, and are expected to continue to offer, their VOIs for sale on the secondary market. The prices at which these interests are sold are typically less than the prices at which we would sell the interests. As a result, these sales can create pricing pressure on our sale of vacation ownership products, which could cause our sales revenues and profits to decline. In addition, if the secondary market for VOIs becomes more organized and liquid than it currently is, the resulting availability of VOIs (particularly where the VOIs are available for sale at lower prices than the prices at which we would sell them) could adversely affect our sales and our sales revenues. Further, unlawful or deceptive third-party VOI resale schemes involving interests in our resorts could damage our reputation and brand value and adversely impact our sales revenues.
Development of a viable secondary market may also cause the volume of VOI inventory that we are able to repurchase to decline, which could adversely impact our development margin, as we utilize this lower cost inventory source to supplement our inventory needs and reduce our cost of vacation ownership products.
Our ability to develop, acquire and repurchase vacation ownership inventory may be impaired if we or third parties with whom we do business, including vacation property developers, are unable to access capital when necessary.
The availability of funds for new investments, primarily developing, acquiring or repurchasing vacation ownership inventory, depends in part on liquidity factors and capital markets over which we can exert little, if any, control. We have historically securitized in the ABS market the majority of the U.S. dollar denominated consumer loans that we originate, completing transactions once each year for the past several years. Instability in the financial markets could impact the timing and volume of any securitizations we undertake, as well as the financial terms of such securitizations. Any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations. Such deterioration could also impact our ability to renew our Warehouse Credit Facility, which we must do in order to access funds under that facility after March 2019, on terms favorable to us, or at all. Further, any indebtedness we incur, including indebtedness under the

Revolving Corporate Credit Facility or the Warehouse Credit Facility, may adversely affect our ability to obtain additional financing. If we are unable to access these sources of funds on acceptable terms, our ability to acquire additional vacation ownership inventory, repurchase VOIs that our owners propose to sell to third parties, or make other investments in our business could be impaired. In addition, a slowdown in sales of VOIs decreases the sources of new members for our exchange networks, and developers may seek to extend or adjust payment terms with us.
Inability to obtain financing on acceptable terms, or at all, previously caused and may in the future cause insolvency of developers whose resorts are in our exchange networks. This in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts if the developer’s insolvency impacts the management of the resorts. In some cases, a developer in bankruptcy could terminate its existing exchange relationship with us.
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
We may not be able to integrate Legacy-ILG’s businesses successfully and we may not realize many of the anticipated benefits of the combination.
Achieving the anticipated benefits of the acquisition of ILG is subject to a number of uncertainties, including whether ILG’s business can be integrated with ours in an efficient and effective manner. The integration process could take longer or be more costly than anticipated and could result in the loss of valuable employees, the disruption of ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the combination. We may have difficulty addressing possible differences in corporate cultures and management philosophies. Failure to achieve the anticipated benefits could result in increased costs or decreases in the amount of expected net income and could adversely affect our future business, financial condition, operating results and prospects.
Our future results will suffer if we do not effectively manage our expanded operations which include the external exchange business.
The size of our business increased significantly as a result of the ILG Acquisition. Our future success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may not be successful or we may not realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the ILG Acquisition.
As part of the ILG Acquisition, we acquired our external exchange business, which provides owners of VOIs with access to a broad array of alternate accommodations encompassing a variety of resorts. We have not previously operated an external exchange business. Our future success depends, in part, upon our ability to manage ILG’s exchange business, which could pose substantial challenges for management, including challenges related to the management and monitoring of a new line of business. If we are unable to effectively manage the external exchange business, our business, financial position, results of operations and prospects may be materially adversely affected.

Consolidation of developers could adversely affect our business, financial condition and results of operations.
The vacation ownership industry has been in a period of consolidation, which is expected to continue. When developers that have affiliation agreements with the Interval International network are acquired, they may choose not to renew at the end of the current term or may only continue on terms less favorable to us than the existing agreements. If we are unable to obtain or retain business relationships with the resultant resort developers on as favorable terms, our results of operations may be materially adversely affected. Consolidation can also lead to larger competitors with greater resources that compete with our vacation ownership business for customers, projects and talent.
Insufficient availability of exchange inventory may adversely affect our profits.
Our exchange networks’ transaction levels are influenced by the supply of inventory in the system and the demand for such available inventory. The availability of exchange inventory in the Interval International network is dependent on it being deposited into the system, directly by a member in support of a current or future exchange request, or by a developer on behalf of its owners to support their anticipated exchanges.
A number of factors may impact the supply and demand of inventory. For example, economic conditions may negatively impact our members’ desire to travel, often resulting in an increase in the number of deposits made as a means of preserving the inventory’s value for exchange at a later date when the member is ready to travel, while reducing the demand for inventory which is then available for exchange. Also, destination-specific factors such as regional health and safety concerns, the occurrence or threat of natural disasters and weather may decrease our members’ desire to travel or exchange to a given destination, resulting in an increased supply of, but a decreased demand for, inventory from this destination. Also, inventory may not be as available because owners are choosing to travel to their home resort/vacation club system or otherwise not depositing with the Interval International network. In these instances, the demand for exchange and Getaway inventory may be greater than the inventory available. The supply of available inventory may also be affected by the occurrence of natural disasters, such as floods, earthquakes or hurricanes. Where the supply and demand of inventory do not keep pace, transactions may decrease or we may elect to purchase additional inventory to fulfill the demand, which could negatively affect our profits and margin.
Purchaser defaults on the vacation ownership notes receivable our business generates could reduce our revenues, cash flows and profits.
In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of VOIs. Accordingly, we are subject to the risk that purchasers of our VOIs may default on the financing that we provide. The risk of purchaser defaults may increase due to man-made or natural disasters, which cause financial hardship for purchasers. The risk of purchaser defaults may also increase if we do not evaluate accurately the creditworthiness of the customers to whom we extend financing or due to the influence of timeshare relief firms. Purchaser defaults could cause us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the vacation ownership notes receivable we have securitized through the ABS market or the Warehouse Credit Facility. If default rates for our borrowers increase, we may be required to increase our reserve on vacation ownership notes receivable.
If default rates increase beyond current projections and result in higher than expected foreclosure activity, our results of operations could be adversely affected. Purchaser defaults could impact our ability to secure ABS or warehouse credit facility financing on terms that are acceptable to us, or at all. In addition, the transactions in which we have securitized vacation ownership notes receivable contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in loss or disruption of cash flow until portfolio performance sufficiently improves to satisfy the requirements. In addition, we may not be able to resell foreclosed or revoked interests in a timely manner or for an attractive price which could result in an adverse impact on our results from operations. If the reclaimed interests have declined in value, we may incur impairment losses that reduce our profits. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, the revenues and profits that we derive from the vacation ownership business could be reduced.

Our operations outside of the United States make us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business.
We conduct business globally, and our operations outside the United States represented approximately 13 percent of our revenues, excluding cost reimbursements, for the nine months ended September 30, 2018. International properties and operations expose us to a number of additional challenges and risks, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business:

•	complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions;

•	increases in anti-American sentiment and the identification of our brands as American brands;

•	U.S. laws that affect the activities of U.S. companies abroad;

•	the presence and acceptance of varying levels of business corruption in international markets and the effect of various anticorruption and other laws;

•	tax impacts and legal restrictions associated with the repatriation of our non-U.S. earnings;

•	the difficulties involved in managing an organization doing business in many different countries;

•	uncertainties as to the enforceability of contract and intellectual property rights under local laws;

•	rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;

•	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;

•	forced nationalization of resort properties by local, state or national governments; and

•	other exposure to local economic risks.
We also derive revenue from sales to customers from outside the United States that are transacted in United States dollars. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which our customers reside could reduce our revenues or profits. While we have and may continue to enter into hedging transactions to mitigate currency exchange risks, such hedging may not be effective or could have a negative effect on our results of operations.
A failure to keep pace with developments in technology could impair our operations or competitive position.
Our business model and competitive conditions in the vacation ownership industry demand the use of sophisticated technology and systems, including those used for our sales, reservation, inventory management, exchange, and property management systems, and technologies we make available to our owners and members. We must refine, update and/or replace these technologies and systems with more advanced systems or upgrades on a regular basis. If we cannot do so as quickly as our competitors or within budgeted costs and time frames, our business could suffer. Projects to refine, update and/or replace these technologies and systems may be extremely complex and require significant internal and external resources. If these resources are not available, our business and operations may be adversely affected. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could harm our operating results.
Failure to maintain the integrity of internal or customer data, or to protect our systems from cyber-attacks and similar incidents, could result in faulty business decisions or operational inefficiencies, damage our reputation and/or subject us to costs, fines or lawsuits.
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

Our information systems and records, including those we maintain with our service providers, may be subject to security breaches, cyber-attack or cyber-intrusion, system failures, viruses, operator error or inadvertent releases of data. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other means of deceiving our associates, owners, customers or other users of our systems. Data breaches and intrusions have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions have increased. We must continuously monitor and enhance our information security controls to prevent, detect, and/or contain unauthorized activity, access, misuse and malicious software. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Further, even if such measures are implemented and appropriate training is conducted in support of such measures, human errors compromising the efficacy of such measures may still occur. As a result, current or future security measures may not prevent any or all breaches, and we may be required to expend significant capital and other resources to protect against, detect and remedy any potential or existing breaches and their consequences. For example, in June 2018, we identified fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $10 million, resulting from unauthorized third-party access to our email system. While we have recovered nearly $6 million of these funds and believe additional amounts may be recoverable through insurance, we make no assurances that the remaining funds will be recovered or that any future loss would be recovered. A significant cyber-attack or theft, loss, or fraudulent use of customer, employee or company data maintained by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.
Routinely, we partner with and use third-party service providers and products that host, manage, or control sensitive data. We have policies, contracts and other controls in place to cause contractors and subcontractors to maintain reasonable security to ensure that our data is protected from unauthorized use, alteration, access or disclosure. However, the failure by the various third-party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of our businesses, discourage potential users from trying our products and services, breach certain agreements under which we have obligations with respect to network security, and/or result in fines and/or proceedings by governmental agencies, service providers and/or consumers. Any one or all of the foregoing could materially adversely affect our business, financial condition and results of operations.
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
Our operations depend on our ability to maintain existing systems and implement new technologies, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, acts of war or terrorism and other events. System interruption, delays, loss of critical data and any lack of integration and redundancy in our information technology systems and infrastructure may adversely affect our ability to provide services, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. While our businesses have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If our information technology systems are disrupted, subject to a cyber-attack or other unauthorized intrusion, become obsolete or do not adequately support our strategic, operational or compliance needs, our business, financial position, results of operations or cash flows may be adversely affected. In addition to financial consequences, disruptions to our information technology systems may materially impact our disclosure controls and procedures and internal control over financial reporting in future periods.

Spanish court rulings invalidating timeshare contracts have increased our exposure to litigation and such litigation may materially adversely affect our business and financial condition.
A series of Spanish court rulings over the past several years invalidating timeshare contracts have increased our exposure to litigation and such litigation may materially adversely affect our business and financial condition. These rulings have invalidated timeshare contracts entered into after January 1999 related to certain resorts in Spain if the timeshare structure of those resorts did not meet requirements prescribed by Spanish timeshare laws enacted in 1998, even if the structure was lawful prior to 1998 and adapted to the 1998 laws pursuant to mechanisms specified in the 1998 laws. These rulings have led to an increase in lawsuits by owners seeking to invalidate timeshare contracts in Spain, including a number of such lawsuits filed by owners at two of our resorts in Spain that have been decided in favor of the owners. If additional owners at our resorts in Spain file similar lawsuits, this may: result in the invalidation of those owners’ timeshare contracts entered into after January 1999; cause us to incur material litigation and other costs, including judgment or settlement payments; and materially adversely affect the results of operation of our Vacation Ownership segment, as well as our business and financial condition. The increased ability for owners of Spanish timeshares to void their contracts is negatively impacting other developers with resorts there. The decrease in owners may adversely affect the business, financial condition and results of operations of our timeshare management business in Spain. In addition, our VRI Europe joint venture partner may choose to decrease or curtail its sales of VOIs in Spain, which could materially adversely affect the operations and financial condition of VRI Europe. These rulings may also lead to a significant decrease in the number of resorts located in Spain in the Interval International network and the loss of members that own VOIs at those resorts. Participants in the vacation ownership industry disagree with these rulings and are seeking to introduce legislation that will implement a more balanced approach. However, this new legislation may not be enacted. The timeshare laws, regulations and policies in Spain may continue to change or be subject to different interpretations in the future, including in ways that could negatively impact our business.
The industries in which our businesses operate are competitive, which may impact our ability to compete successfully.
Our businesses will be adversely impacted if they cannot compete effectively in their respective industries, each of which is highly competitive. A number of highly competitive companies participate in the vacation ownership industry, including several that are affiliated with branded hotel companies. We believe that competition in the vacation ownership industry is driven primarily by the quality, number and location of vacation ownership resorts, trust in the brand, pricing of product offerings and the availability of program benefits, such as exchange programs and access to affiliated hotel networks. Our brands compete with the vacation ownership brands of major hotel chains in national and international venues, as well as with the vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry. Competition in the vacation ownership industry may also increase as private competitors become publicly traded companies or existing publicly traded competitors spin-off their vacation ownership operations. For example, Hilton Grand Vacations Inc. and Wyndham Destinations, Inc. have become stand-alone public companies within the past couple years. Competitors that are publicly traded companies may benefit from a lower cost of, and greater access to, capital, as well as more focused management attention.
Innovations that impact the industry may also lead to new products and services that could disrupt our business model and create new and stronger competitors. Under the License Agreements with Marriott International and The Ritz-Carlton Hotel Company, L.L.C (“The Ritz Carlton Hotel Company”) if other international hotel operators offer new products and services as part of their respective hotel businesses that may directly compete with our vacation ownership products and services in the future, then Marriott International and The Ritz-Carlton Hotel Company may also offer such new products and services, and use their respective trademarks in connection with such offers. If Marriott International or The Ritz-Carlton Hotel Company offer new vacation ownership products and services under their trademarks, our vacation ownership products and services may compete directly with those of Marriott International or The Ritz-Carlton Hotel Company, and we may not be able to distinguish our vacation ownership products and services from those offered by Marriott International and The Ritz-Carlton Hotel Company. Our ability to remain competitive and to attract and retain owners depends on our success in distinguishing the quality and value of our products and services from those offered by others. If we cannot compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.
Our principal exchange network administered by Interval International included nearly 3,200 resorts located in over 80 nations participated as of September 30, 2018. Interval International’s primary competitor, RCI, LLC, a subsidiary of Wyndham Destinations, Inc. (“RCI”), is larger. Through the resources of its corporate affiliates, particularly, Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. We believe that developers will continue to create, operate and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those offered by us, and adversely impacts the supply of resort accommodations available through our external exchange networks. The effects on our business are more pronounced as the proportion of vacation club corporate members in the Interval International network increases.

Our businesses also compete for leisure travelers with other leisure lodging operators, including both independent and branded properties as well as with alternative lodging marketplaces such as Airbnb and HomeAway, which operate websites that market available furnished, privately-owned residential properties in locations throughout the world, including homes and condominiums, which can be rented on a nightly, weekly or monthly basis. Competitive pressures may cause us to reduce our fee structure or potentially modify our business models, which could adversely affect our business, financial condition and results of operations.
Our Vacation Ownership business is dependent on our ability to identify and effectively market the product to prospective purchasers.
The identification of prospective purchasers, and the marketing of our products to them, are essential to our success. We incur significant expenses associated with marketing programs in advance of closing sales of VOIs. If our marketing efforts are not successful and we are unable to convert prospects to a sufficient number of sales, we may be unable to recover the expense of our marketing programs and grow our business. This could adversely affect our financial position, results of operations and liquidity.
Our business will be materially harmed if our license agreements with Marriott International, The Ritz-Carlton Hotel Company, Starwood or Hyatt are terminated or if we are unable to maintain our ongoing relationship with these licensors.
Our success depends, in part, on the maintenance of ongoing relationships with Marriott International, The Ritz-Carlton Hotel Company, Starwood and Hyatt. Our relationships with each of these entities are governed by a number of agreements, including long-term license agreements that expire between 2090 and 2096, subject to renewal. However, if we breach our obligations under one of the license agreements, the applicable licensor may be entitled to terminate the license agreement and our rights to use their brands in connection with our businesses.
The termination of any of these license agreements would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. For example, we would not be able to rely on the strength of the Marriott, Ritz-Carlton, Hyatt, Sheraton and/or Westin brands to attract qualified prospects in the marketplace, which would cause our revenue and profits to decline and our marketing and sales expenses to increase. In addition, we would not be able to use the brand websites as channels through which to rent available inventory, which would cause our rental revenue to decline.
An important component of our direct marketing activities is focused on offering points to members of the loyalty programs associated with the Marriott, Ritz-Carlton, Sheraton, Westin and Hyatt brands. The agreements that we entered into with Marriott International, Starwood and Hyatt that allow us to offer these points would also terminate upon termination of the license agreements with the applicable licensor, and we would not be able to offer such points to owners and potential owners, which would impair our ability to sell our products and would reduce the flexibility and options available in connection with our products.
Our future results may suffer if Hyatt terminates or seeks to modify existing agreements with us.
We license from Hyatt the exclusive global use of the Hyatt brand in connection with the Hyatt Vacation Ownership business. Because Hyatt did not consent to the ILG Acquisition prior to the consummation thereof, Hyatt has certain specified remedies under the license agreement that it may exercise during the one-year period following the consummation of the ILG Acquisition, including, among others, the ability to (i) terminate the license agreement, which may result in MVW having to pay a termination fee of up to $40 million or (ii) terminate our exclusivity under the license agreement, which may result in MVW having to pay certain costs and expenses in connection therewith. Hyatt may request modifications of the license agreement as a condition to consenting to the ILG Acquisition. The termination of the Hyatt license agreement, or the amendment of such agreement on terms less favorable to us, could harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position, and could have an adverse effect on our financial position, results of operations or cash flows.
If any of our licensors terminate our rights to use their trademarks at any properties that do not meet applicable brand standards, our reputation could be harmed and our ability to market and sell our products at those properties could be impaired.
Our licensors, including Marriott International, The Ritz-Carlton Hotel Company, Starwood and Hyatt, can terminate our rights under the applicable license agreement to use the licensor’s trademarks at any properties that do not meet applicable brand standards. The termination of such rights could harm our reputation and impair our ability to market and sell our products at the subject properties, either of which could harm our business, and we could be subject to claims by the applicable licensor, property owners, third parties with whom we have contracted and others.

Our ability to expand our business and remain competitive could be harmed if the licensors who license their trademarks to us do not consent to the use of their trademarks at new resorts we acquire or develop in the future.
Under the terms of our license agreements with Marriott International, The Ritz-Carlton Hotel Company, Starwood and Hyatt, we must obtain the consent of the applicable licensor to use the applicable licensed trademarks in connection with resorts, residences or other accommodations that we acquire or develop in the future. If these licensors do not permit us to use their trademarks in connection with our development or acquisition plans, our ability to expand our business and remain competitive may be materially adversely affected. The requirement to obtain consent to expansion plans, or the need to identify and secure alternative expansion opportunities because we cannot obtain such consent, may delay implementation of our expansion plans and cause us to incur additional expense.
Our vacation ownership business depends on the quality and reputation of the brands associated with our portfolio, and any deterioration in the quality or reputation of these brands could adversely affect our market share, reputation, business, financial condition and results of operations.
We offer vacation ownership products and services under several brands. If the quality of any of these brands deteriorates, or the reputation of these brands declines, including as the result of actions by the applicable licensors of such brands, our market share, reputation, business, financial condition or results of operations could be materially adversely affected. Additionally, the positioning and offerings of any of these brands and/or the related customer loyalty programs, could change in a manner that adversely affects our business.
If a branded hotel property with which one of our resorts is co-located ceases to be operated by and/or affiliated with the same brand as our resort or a related brand, our business could be harmed.
Approximately one-quarter of our Vacation Ownership segment resorts are co-located with same-branded hotel properties. If a branded hotel property with which one of our resorts is co-located ceases to be operated by or affiliated with the same brand as our resort, we could lose the benefits derived from co-location of our resorts, such as the sharing of amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We expect our overhead and operating costs for such resorts would increase. We would also lose our on-site access to hotel customers, including brand customer loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.
Our Exchange and Third-Party Management business depends on relationships with developers, members and other vacation property owners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
Our Interval International business is dependent upon vacation ownership developers for new members and upon members and participants to renew their existing memberships and otherwise engage in transactions. Developers and members also supply resort accommodations for use in exchanges and Getaways. Our vacation rental business is dependent upon vacation property and hotel owners for vacation properties to rent to vacationers. The Interval International network has established relationships with numerous developers pursuant to exclusive multi-year affiliation agreements and we believe that relationships with these entities are generally strong, but these historical relationships may not continue in the future. During each year, the affiliation agreements for several of the Interval International’s new member-producing developers are scheduled to renew. The non-renewal of an affiliation agreement will adversely affect our ability to secure new members for our programs from the non-renewing resort or developer, and will result in the loss of existing Interval International members (and their vacation interests) at the end of their current membership to the extent that we do not secure membership renewals directly from such members. For corporate member relationships, where the developer renews Interval International membership fees for all of its active owners, this has a greater effect.
In addition, we may be unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members in our Interval International network, and our failure to do so would result in decreases in the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially impact our financial condition and results of operations.
Similarly, the failure of our third party management businesses to maintain existing or negotiate new management agreements with hotel and vacation property owners or owners associations, as a result of the sale of property to third parties, contract dispute or otherwise, or the failure of vacationers to book vacation rentals through these businesses would result in a decrease in related revenue, which would have an adverse effect on our business, financial condition and results of operations.

If we are not able to maintain relationships with third parties that support our marketing activities or our travel benefits, our business could be harmed.
Many of our marketing activities require us to maintain relationships with third parties. For example, we market to our licensors’ existing customer loyalty program members and travelers who are staying in locations where we have resorts. We also market to guests in Marriott International hotels that are located near one of our sales locations and have marketing partnerships with North American Marriott International reservation centers. In addition, we operate other local marketing venues in various high-traffic areas. If we are not able to maintain these marketing arrangements with these third parties on terms that are favorable to us or at all, our sales may decline, which could adversely affect our financial conditions and result of operations.
In addition, we depend on third parties to make certain benefits available to members of the Interval International and we may not be able to provide these benefits to members of the Interval International if these third-parties won't make these benefits available. The loss of such benefits could result in a decrease in the number of Interval International members, which could materially adversely effect on our business, financial condition and results of operations.
Our business may be adversely affected by factors that disrupt or deter travel.
The success of our business and our profitability depend, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries, and may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is impacted by the number of prospective owners who visit our resorts. Fear of exposure to contagious and other diseases, such as Ebola virus, H1N1 Flu, Avian Flu, the Zika virus and Severe Acute Respiratory Syndrome, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, sinkholes, radiation releases, gas leaks and oil spills, may deter travelers from scheduling sales tours at our resorts or cause them to cancel travel plans. Damage to infrastructure, whether caused by natural or man-made disasters or other causes, that impedes travel may cause travelers to delay or cancel plans to tour or visit our resorts. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for vacation options such as our vacation ownership products may decrease if the cost of travel, including the cost of transportation and fuel, increases, airlift to vacation destinations decreases, or if general economic conditions decline. Changes in the desirability of the destinations where our branded, managed or exchange resorts are located and changes in vacation and travel patterns may adversely affect our cash flows, revenue and profits. For example, hurricanes in 2017 have caused the Westin St. John Resort Villas; the Hyatt Residence Club Dorado, Hacienda del Mar and a number of other Interval International network resorts on affected islands to remain closed.
Third-party reservation channels may negatively affect our rental revenues.
Some of our rental customers book their stays at our resorts through third-party internet travel intermediaries, such as expedia.com, orbitz.com and booking.com, as well as lesser-known and newly emerging online travel service providers. If the percentage of bookings through these intermediaries increases, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize lodging by increasing the importance of price and general indicators of quality (such as “three-star property”) at the expense of brand identification. These intermediaries also generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. Additionally, consumers can book stays at our resorts through other distribution channels, including travel agents, travel membership associations and meeting procurement firms. Over time, consumers may develop loyalties to these third-party reservation systems rather than to our booking channels. Although we expect to derive most of our business from traditional channels and our websites (and those of Marriott International, the Ritz-Carlton Hotel Company, Starwood and Hyatt), our business and profitability could be adversely affected if customer loyalties change significantly, diverting bookings away from our resorts.
Our business is subject to extensive regulation, and any failure to comply with applicable laws and regulations could have a material adverse effect on our business.
Our business is heavily regulated. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world, including those specific to the vacation ownership industry, as well as those applicable to businesses generally. For example, the vacation ownership industry is subject to extensive regulations in various jurisdictions in the United States and elsewhere, which generally require vacation ownership resort developers to follow certain procedures in connection with the development, sale and marketing of vacation interests, including the filing of offering statements with relevant governmental authorities for approval and the delivery to prospective purchasers of certain information relating to the terms of the purchase and use, including rescission rights. The preparation of

VOI registrations requires time and cost, and in many jurisdictions the exact date of registration approval cannot be accurately predicted. Separately, some laws, regulations and policies impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau, the U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. Foreign Corrupt Practices Act. Other laws, regulations and policies primarily affect our real estate development activities; marketing and sales activities; lending activities; or resort management activities. Additionally, our businesses are subject to laws and regulations associated with hotel and resort management, including relating to the preparation and sale of food and beverages, liquor service and health, safety and accessibility of managed premises.
We may not be successful in maintaining compliance with all laws, regulations and policies to which we are currently subject, and the cost of compliance with such laws, regulations and policies could be significant. While we believe that our operations and practices have been structured in a manner to materially comply with applicable laws, regulations and policies, the relevant regulatory authorities may take a contrary position. The laws, regulations and policies to which we are subject may change or be subject to different interpretation in the future, including in ways that could decrease demand for the services offered by our businesses, increase costs, subject us to additional liabilities and negatively impact our business, including by decreasing demand for the services offered by our businesses, increasing costs and/or subjecting us to additional liabilities. Failure to comply with current or future applicable laws, regulations and policies could have a material adverse effect on our business. For example, if we do not comply with applicable laws, governmental authorities in the jurisdictions where the violations occurred may revoke or refuse to renew licenses or registrations we must have in order to operate our business. In addition, Europe’s 2016 General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, extends the jurisdictional scope of European data protection law and imposes additional data protection requirements; potential penalties for non-compliance with the GDPR include administrative fines of up to 4 percent of our annual worldwide turnover. Failure to comply with applicable laws could also render sales contracts for our products void or voidable, subject us to fines or other sanctions and increase our exposure to litigation, including claims against us by individuals alleging our failure to comply with laws, regulations or policies to which we are subject. Adverse action by governmental authorities alleging our failure to comply with laws, regulations or policies, or litigation by individuals alleging such failures, could adversely affect our business, financial condition and reputation.
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
On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act,” which significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The new legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and shifts from a “worldwide” system of taxation in which U.S. companies are taxed on their global income to a territorial system in which U.S. companies are only taxed on income earned in the United States. Many aspects of the new legislation are unclear and may not be clarified for some time. We continue to examine the impact this tax reform legislation may have on our business, but have not yet been able to determine the full impact of the new laws on our business, operations or financial condition. The impact of certain provisions of this tax reform on our financial condition and results of operations could be adverse and such impact could be material. In addition, foreign governments and U.S. state and local jurisdictions may enact tax laws in response to the Tax Cuts and Jobs Act that could result in further changes to global taxation and materially affect our financial position and results of operations.
In October 2015, the Organization for Economic Co-Operation and Development (“OECD”) released a final package of suggested measures to be implemented by member nations in response to a 2013 action plan calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” by multinational companies. Multiple member jurisdictions, including countries in which we operate, have begun implementing recommended changes such as country by country reporting. These standards require multinationals to disclose certain financial and economic indicators across geographies and are expected to result in increased global tax audit activity. Additional legislative changes are anticipated in upcoming years. Certain countries have adopted unilateral changes increasing the risk of double taxation. Any changes to U.S. or international tax laws or interpretation of current or existing law could impact the tax treatment of our earnings and adversely affect our profitability.
We are also subject to audit in various jurisdictions, and these jurisdictions may assess additional taxes against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical tax provisions and accruals.
Changes in privacy laws could adversely affect our ability to market our products effectively.
We rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings. Adoption of new state or federal laws regulating marketing and solicitation, or international data protection laws that govern these activities, or changes to existing laws, such as the Telemarketing Sales Rule, the CANS-PAM Act and the GDPR, could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force us to make further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of VOIs and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have relationships and market to some individuals on these lists directly or by including our marketing message in the other companies’ marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce our products to them could be impaired.
Our points-based product forms expose us to an increased risk of temporary inventory depletion.
Selling VOIs in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. Currently, our VOI sales are made primarily through a limited number of trust entities that issue VOIs. This structure can lead to a temporary depletion of inventory available for sale can be caused by: (1) delayed delivery of inventory under construction by us or third parties; (2) delayed receipt of required governmental registrations of inventory for sale; and (3) significant unanticipated increases in sales pace. If the inventory available for sale for a particular trust were to be depleted before new inventory is added and available for sale, we would be required to temporarily suspend sales until inventory is replenished. While we seek to avoid the risk of temporary inventory depletion by maintaining a surplus supply of completed inventory based on our forecasted sales pace, as well as by employing other mitigation strategies such as accelerating completion of resorts under construction, acquiring VOIs on the secondary market, or reducing sales pace by adjusting prices or sales incentives, a decline in VOI inventory could decrease our financing revenues generated from purchasers of VOIs and fee revenues generated by providing club, management, exchange, sales and marketing services. In addition, any temporary suspension of sales due to lack of inventory could reduce our cash flow and have a negative impact on our results of operations.
Our development activities expose us to project cost and completion risks.
Our ongoing development of new vacation ownership properties and new phases of existing vacation ownership properties presents a number of risks. Our profits may be adversely affected if construction costs escalate faster than the pace at which we can increase the price of VOIs. Construction delays, zoning and other local approvals, cost overruns, lender financial defaults, or natural or manmade disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, radiation releases and oil spills, may increase overall project costs or result in project cancellations. In addition, any liability or alleged liability associated with latent defects in projects we have constructed or that we construct in the future may adversely affect our business, financial condition and reputation.
The maintenance and refurbishment of vacation ownership properties, and the continued financial viability of property owners’ associations, depends on maintenance fees paid by the owners of VOIs.
The maintenance fees that are levied on owners of our VOIs by property owners’ association boards are used to maintain and refurbish the vacation ownership properties. Property owners’ association boards may not levy sufficient maintenance fees, or owners of VOIs may fail to pay their maintenance fees for reasons such as financial hardship or because of damage to their VOIs from natural disasters such as hurricanes. Many of the properties that we manage do not receive subsidies or resale services for foreclosed inventory from the developer. Once a property owners’ association begins to experience a high default rate, if it is unable to foreclose and resell units to paying owners, the situation worsens as the maintenance fees assessed to remaining owners continually increase to cover expenses. In these circumstances, not only could our management fee revenue be adversely affected, but the vacation ownership properties could fall into disrepair . If the property owners’ associations that we manage are unable to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties, such properties may be forced to close or file bankruptcy, which may result in termination of our management agreements.
For branded resorts, the maintenance fees are used to keep the properties in compliance with applicable brand standards. If a resort fails to comply with applicable brand standards, the applicable licensor could terminate our rights under the applicable license agreement to use its trademarks at the non-compliant resort, which would result in the loss of management fees, decreased customer satisfaction and impairment of our ability to market and sell our products at the non-compliant locations.
If maintenance fees at our resorts are required to be increased, our products could become less attractive and our business could be harmed.
The maintenance fees that are levied on owners of our VOIs by property owners’ association boards may increase as the costs to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with brand standards increase. A similar situation may arise with respect to fees imposed on owners of VOIs with respect to new properties added to our portfolio. Increased maintenance fees could make our products less desirable, which could have a negative impact on sales of our products and could also cause an increase in defaults with respect to our vacation ownership notes receivable portfolio.
Disagreements with the owners of VOIs and property owners’ associations may result in litigation and the loss of management contracts.
The nature of our relationships with our owners and our responsibilities in managing our vacation ownership properties will from time to time give rise to disagreements with the owners of VOIs and property owners’ associations. Owners of our VOIs may also disagree with changes we make to our products or programs. We seek to expeditiously resolve any disagreements in order to develop and maintain positive relations with current and potential owners and property owners’ associations, but cannot always do so. Failure to resolve such disagreements has resulted in litigation, and could do so again in the future. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained. Disagreements with property owners’ associations have in the past and could in the future result in the loss of management contracts.
The expiration, termination or renegotiation of our management contracts could adversely affect our cash flows, revenues and profits.
We enter into a management agreement with the property owners’ association or other governing body at each of the resorts we manage and, when a trust holds interests in resorts, with the trust’s governing body. The management fee is typically based on either a percentage of the budgeted costs to operate such resorts or a fixed or variable fee arrangement. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs at the locations where we employ the associates providing on-site services. The terms of our management agreements typically range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides notice of termination before the expiration of the term. Any of these management contracts may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. Upon non-renewal or termination of our management agreement for a particular resort, we lose the management fee revenue associated with the resort. If a management agreement is terminated or not renewed on favorable terms, our cash flows, revenues and profits could be adversely affected.
Concentration of some of our resorts, sales centers and exchange destinations in particular geographic areas exposes our business to the effects of regional events and occurrences in these areas.
Some of our Vacation Ownership resorts and sales centers are concentrated in particular geographic areas, such as Florida, South Carolina, and Hawaii. Therefore, our business can be susceptible to the effects of natural or manmade disasters in these areas, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents. Depending on the severity of these disasters, the resulting damage could require closure of all or substantially all of our properties in one or more of these markets for a period of time necessary to complete repairs and renovations. We cannot guarantee that the amount of insurance maintained for these properties would cover all damages caused by any such an event, including the loss of sales of VOIs at sales centers that are not fully operational.
Our business also can be susceptible to the effects of adverse economic developments in these areas, such as regional economic downturns, significant increases in the number of our competitors’ products in these markets and potentially higher labor, real estate, tax or other costs in the geographic markets in which we are concentrated. As a result of this geographic concentration of properties, we face a greater risk of a negative effect on our revenues in the event these areas are affected by extreme weather, manmade disasters or adverse economic and competitive conditions. Similarly, the effects of climate change may cause these locations to become less appealing to vacationers as a result of temperature changes, more severe weather or changes to coastal areas which could adversely affect our business.
Our ongoing ability to successfully process exchange vacations for members, as well as our ability to find purchasers and vacationers for accommodations marketed or managed by us, is largely dependent on the continued desirability of the key vacation destinations in which these properties are concentrated. In addition, the same events that affect demand to one or more of these areas could significantly reduce the number of accommodations available for exchanges, Getaways or rental to vacationers, as well as the need for vacation rental and property management services generally. Any significant shift in travel demand for one or more of these key destinations or any adverse impact on transportation to them, including the factors described above, could have a material adverse effect on our business, financial condition and results of operations.
Damage to, or other potential losses involving, properties that we own or manage may not be covered by insurance.
Market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. As a result, the cost of our insurance may increase and our coverage levels may decrease. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of owners of VOIs or in some cases may not provide a recovery for any part of a loss due to deductible limits, policy limits, coverage limits or other factors. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated under guarantees or other financial obligations related to the property. In addition, we could lose the management contract for the property and, to the extent such property operates under a licensed brand, the property may lose operating rights under the associated brand.
Our pursuit of new business opportunities to grow our business may not be successful.
One of our strategic initiatives is to selectively pursue new business opportunities, such as the continued enhancement of our exchange programs, new management affiliations and acquisitions of existing vacation ownership and related businesses. In addition, in order to support our strategic objectives, we have introduced new products and services and we expect to continue to do so in the future. There are substantial risks and uncertainties associated with these efforts, particularly in connection with opportunities in locations where the markets for vacation ownership products are not fully developed. We may invest significant time and resources in developing and marketing new businesses, products or services. Initial timetables for the introduction and development of new businesses, products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of new businesses and the market acceptance of new products and services. Furthermore, any new business could strain our system of internal controls and diminish its effectiveness. Failure to successfully manage these risks in the development and implementation of new businesses or new products and services could have a material adverse effect on our business, results of operations and financial condition. Additionally, our results of operations from new products and services that we may wish to introduce could have different revenue recognition under GAAP than our strategic objectives.
We are subject to certain requirements under applicable environmental laws and regulations and may be subject to potential liabilities.
The resorts that we manage and the assets at vacation ownership resorts that are owned by us are all subject to certain requirements and potential liabilities under national, state, and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protection of the environment or health and safety. The costs of complying with these requirements are generally covered by the property owners’ associations that operate the affected resort property and are our responsibility for assets we own. To the extent that we hold interests in a particular resort, we would be responsible for their share of losses sustained by such resort as a result of a violation of any such environmental laws and regulations.
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

In addition, insufficient numbers of talented associates could constrain our ability to maintain and expand our business. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop or retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency or internal control failures. We may not be able to locate suitable replacements for any key employees who leave our company, or offer employment to potential replacements on reasonable terms.
Goodwill, acquired mortgages receivable and other intangible and long-lived assets associated with businesses we acquire and/or VOI inventory may become impaired which could adversely affect our business, financial condition and results of operations.
The performance of the businesses that we have acquired or will acquire may not meet the financial projections anticipated at acquisition or may be impacted by one or more unfavorable events or circumstances. This could negatively affect the value of goodwill, acquired mortgages receivable and other intangible assets, as well as long-lived assets, and may require us to test the applicable reporting unit and/or asset for impairment. If following the test, we determine that we should record an impairment charge, our business, financial condition and results of operations may be adversely affected. Additionally, we carry our acquired VOI inventory at estimated fair value, less costs to sell. If the estimates or assumptions used in our evaluation of impairment or fair value change, we may be required to record impairment losses on certain of those assets, which could adversely affect our results of operations.
Our use of different estimates and assumptions in the application of our accounting policies could result in material changes to our reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact our reported results of operations.
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue and determination of cost of sales, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. See Footnote 1 “Summary of Significant Accounting Policies” to our Financial Statements for more information regarding changes in accounting standards that we recently adopted or expect to adopt in the future.
Risks related to our indebtedness and ownership of our common stock
Our indebtedness could adversely affect our business, financial condition and results of operations, including by decreasing our business flexibility.
In connection with the completion of the ILG Acquisition, we significantly increased our level of indebtedness. As of September 30, 2018, we had approximately $2,291 million of total corporate indebtedness outstanding, including of (i) $900 million of gross secured indebtedness under the Corporate Credit Facility, (ii) $750 million of 6.500% Senior Notes due 2026, (iii) $264 million 5.625% Senior Notes due 2023 issued by Interval Acquisition Corp., (iv) $230 million of Convertible Notes and (v) $89 million of 5.625% Senior Notes due 2023 issued by Marriott Ownership Resorts, Inc. An additional $594 million was available for borrowing under the Revolving Corporate Credit Facility (excluding $6 million of outstanding letters of credit) as of September 30, 2018.
The credit agreement that governs the Corporate Credit Facility and the indentures that govern the various senior notes impose significant operating and financial restrictions on us, which among other things limit our ability and the ability of certain of our subsidiaries to incur debt, pay dividends and make other restricted payments, make loans and investments, incur liens, sell assets, enter into affiliate transactions, enter into agreements restricting certain subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of their assets. Also, the indenture governing the senior notes issued by Interval Acquisition Corp. includes covenants and restrictions that limit how Interval Acquisition Corp. and its subsidiaries can interact with the rest of our company. All of these covenants and restrictions limit how we conduct our business. In addition, we are required to maintain a specified leverage ratio under the terms of the Corporate Credit Facility.
The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with applicable covenants and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above as well as others contained in our debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay such indebtedness before its due date or to have to negotiate amendments to or waivers thereof, which may have unfavorable terms or result in the incurrence of additional fees and expenses.
Our level of indebtedness could restrict our future operations and impact our ability to meet our payment obligations.
Our ability to make scheduled cash payments on and to refinance our indebtedness as well as to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, which, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness.
Our increased level of debt, together with the covenants included in the agreements governing such indebtedness, among other things:

•	requires us to dedicate a portion of our cash flow from operations to servicing and repayment of debt;

•	reduces funds available for strategic initiatives and opportunities, dividends, share repurchases, working capital and other general corporate needs;

•
limits our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our businesses, industries and economic conditions and increase borrowing costs;

•	create competitive disadvantages relative to other companies with lower debt levels; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
In addition, our credit ratings will impact the cost and availability of future borrowings and, accordingly, our cost of capital. Downgrades in our ratings could adversely affect our businesses, cash flows, financial condition, operating results and share and debt prices, as well as our obligations with respect to our capital efficient inventory acquisitions.
We may incur substantially more debt. This could exacerbate further the risks associated with our leverage.
We and our subsidiaries may incur substantial additional indebtedness in the future, including secured indebtedness. As of September 30, 2018, we had approximately $3,992 million of total gross indebtedness outstanding. In the future, we could increase the amount available for borrowing under the Corporate Credit Facility by up to an amount equal to (i) the greater of $750 million and 100% of our Consolidated EBITDA (as defined in the Corporate Credit Facility) plus (ii) voluntary prepayments of loans and voluntary permanent commitment reductions under the Corporate Credit Facility and certain other reductions of debt plus (iii) additional amounts as long as the incurrence of such additional amounts would not exceed certain leverage ratios, in each case subject to securing additional commitments and certain other conditions.
Although the indentures that govern our various senior notes and our credit agreement for the Corporate Credit Facility limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of such agreements and instruments permit us to incur significant additional indebtedness. In addition, the indenture governing the senior notes allows us to issue additional notes under certain circumstances, which will also be guaranteed by the guarantors. Furthermore, such agreements and instruments will not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we and our subsidiaries incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our potential inability to service our debt, will increase.

If the default rates or other credit metrics underlying our vacation ownership notes receivable deteriorate, our vacation ownership notes receivable securitization program and VOI financing program could be adversely affected.
Our vacation ownership notes receivable portfolio performance and securitization program could be adversely affected if a particular vacation ownership notes receivable pool fails to meet certain ratios, which could occur if the default rates or other credit metrics of the underlying vacation ownership notes receivable deteriorate. Default rates may deteriorate due to many different reasons, including those beyond our control, such as financial hardship of purchasers. In addition, if we offer loans to our customers with terms longer than those generally offered in the industry, our ability to securitize those loans may be adversely impacted. Our ability to sell securities backed by our vacation ownership notes receivable depends on the continued ability and willingness of capital market participants to invest in such securities. Volatility in the credit markets may impact the timing and volume of the vacation ownership notes receivable that we are able to securitize. ABS issued in our securitization programs could be downgraded by credit agencies in the future. If a downgrade occurs, our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available. Similarly, if other operators of vacation ownership products experience significant financial difficulties, or if the vacation ownership industry, as a whole, contracts, we could experience difficulty in securing funding on acceptable terms. The occurrence of any of the foregoing would decrease our profitability and liquidity, which might require us to adjust our business operations, including by reducing or suspending our provision of financing to purchasers of VOIs. Sales of VOIs may decline if we reduce or suspend the provision of financing to purchasers, which may adversely affect our cash flows, revenues and profits.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
Although holders of the Convertible Notes are generally not permitted to convert the Convertible Notes until June 15, 2022, in the event the conditional conversion feature of the Convertible Notes is triggered due to the trading price of the Convertible Notes or our common stock, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. See Footnote 11 “Debt,” to our Financial Statements for additional information. If one or more holders elect to convert their Convertible Notes, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to repurchase the Senior Unsecured Notes, the Exchange Notes, the IAC Notes or the Convertible Notes upon a fundamental change.
Upon the occurrence of certain fundamental changes, holders of the Senior Unsecured Notes, the Exchange Notes, the IAC Notes and the Convertible Notes have the right to require us to repurchase their notes at a purchase price equal to a specified percentage of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. In addition, unless we elect to deliver solely shares of our common stock upon conversion of the Convertible Notes, we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Senior Unsecured Notes, the Exchange Notes, the IAC Notes and/or the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by the agreements governing our existing indebtedness (including the credit agreement governing the Revolving Credit Facility) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase the Senior Unsecured Notes, the Exchange Notes, the IAC Notes and/or the Convertible Notes at a time when the repurchase is required or to pay cash payable on future conversions of the Convertible Notes as required would constitute a default under the applicable notes. Such a default or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the Revolving Credit Facility). If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Senior Unsecured Notes, the Exchange Notes, the IAC Notes and the Convertible Notes or make cash payments upon conversions of the Convertible Notes.
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
Our share repurchase program may not enhance long- term stockholder value and could increase the volatility of the market price of our common stock and diminish our cash reserves.
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
We intend to pay a regular quarterly dividend to our stockholders. However, we may not declare or pay such dividends in the future at the prior rate or at all. All decisions regarding our payment of dividends will be made by our Board of Directors from time to time and will be subject to an evaluation of our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice, contractual restraints and other business considerations that our Board of Directors considers relevant. In addition, our Revolving Credit Facility and the indentures governing the Senior Unsecured Notes, Exchange Notes and IAC Notes contain restrictions on our ability and/ or the ability of our subsidiaries to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. We may not have sufficient surplus under Delaware law to be able to pay any dividends, which may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.
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
In addition, provisions in our agreements with Marriott International may delay or prevent a merger or acquisition that a shareholder may consider favorable. Further, our license agreements with Marriott International, The Ritz-Carlton Hotel Company and Starwood provide that a change in control may not occur without the consent of Marriott International, The Ritz-Carlton Hotel Company or Starwood, respectively. Our license agreement with Hyatt also includes terms that may delay or prevent a change in control.
Further, the terms of the Senior Unsecured Notes, the Exchange Notes, the IAC Notes and the Convertible Notes require us to repurchase such notes in the event of certain fundamental changes. A takeover of our company would trigger an option of the noteholders to require us to repurchase the applicable notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to holders of our common stock and holders of the Senior Unsecured Notes, the Exchange Notes, the IAC Notes and the Convertible Notes.
Risks related to ILG Acquisition, Vistana Spin-Off and Marriott Spin-Off transactions
The ILG Acquisition could result in material liability if they cause the Vistana Spin-Off to be taxable.
In order to preserve the tax-free treatment of the spin-off of Vistana in 2016 to Starwood and its stockholders in connection with its acquisition by ILG (the “Vistana Spin-Off”), the Tax Matters Agreement entered into in connection with the Vistana Spin-Off (the “Tax Matters Agreement”) generally restricts ILG and Vistana from taking or failing to take any action that would cause the Vistana Spin-Off to become taxable. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Starwood or on Starwood shareholders for which we could bear responsibility and for which we could be obligated to indemnify Starwood. In addition, even if we are not responsible for tax liabilities of Starwood under the Tax Matters Agreement, Vistana nonetheless could be liable under applicable tax law for such liabilities if Starwood were to fail to pay such taxes. In particular, under the Tax Matters Agreement, for the two-year period following the Vistana Spin-Off, Vistana and ILG were prohibited from:

•
entering into any transaction or series of transactions (or any agreement, understanding or arrangement to enter into a transaction or series of transactions) as a result of which one or more persons would (directly or indirectly) acquire, or have the right to acquire a number of shares of Vistana or ILG stock that would, when combined with any other direct or indirect changes in ownership of Vistana or ILG stock pertinent for purposes of Section 355(e) of the Code (including the Vistana acquisition), comprise 50% or more (by vote or value) of the stock of Vistana or ILG;

•
selling, transferring or otherwise disposing of assets (or agreeing to sell, transfer or otherwise dispose of assets) that, in the aggregate, constitute more than 25% of the consolidated gross assets, valued as of the distribution date of the Vistana spin-off, of Vistana or collectively of Vistana and its subsidiaries that were its subsidiaries immediately after the effective time of the Vistana acquisition; and

•	merging or consolidating, with any other person (other than pursuant to the Vistana acquisition).
These restrictions relate to the fact that even if the Vistana Spin-Off were otherwise to qualify as a tax free reorganization under Sections 368(a)(1)(D) and 355 of the Code, the Vistana Spin-Off would be taxable to Starwood (but not to Starwood stockholders) pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership of Vistana, directly or indirectly, as part of a plan or series of related transactions that includes the Vistana spin-off. For this purpose, any direct or indirect acquisitions of Vistana stock within the period beginning two years before the Vistana spin-off and ending two years after the Vistana spin-off are presumed to be part of such a plan, although Starwood may, depending on the facts and circumstances, be able to rebut that presumption. The Vistana acquisition was not expected to violate this rule because Starwood stockholders held more than 50% by vote and value of the stock of ILG (and, thus, indirectly, of Vistana) immediately following the Vistana acquisition. However, the ILG Acquisition resulted in further dilution of indirect ownership of Vistana by its former stockholders below 50%, and the IRS might assert that the ILG Acquisition is part of a plan or series of related transactions that includes the Vistana Spin-Off and the Vistana Acquisition. If such assertion were sustained, the Vistana Spin-Off would be subject to the application of Section 355(e) of the Code, and we would be liable to indemnify Starwood (or Marriott International) for any resulting tax liability pursuant to the Tax Matters Agreement.
In addition, if the Vistana Spin-Off is determined to be taxable, in certain circumstances both Starwood and its stockholders could incur significant tax liabilities, and we would be obligated to indemnify Starwood (or Marriott International) for any resulting tax liability.
The Tax Matters Agreement permits Vistana to take an otherwise prohibited action described above if Vistana provides Starwood with a tax opinion or Starwood receives a ruling from the IRS that, in each case, is reasonably satisfactory to Starwood to the effect that such action will not affect the tax-free status of the Vistana Spin-Off (or Starwood waives the requirement to obtain such an opinion or ruling). Prior to the signing of the merger agreement with ILG, Starwood agreed in writing to waive those provisions of the Tax Matters Agreement that relate to the signing of the merger agreement and in connection with the consummation of the ILG Acquisition. Such waiver will not relieve us of our obligation to indemnify Starwood (or Marriott International) if the ILG Acquisition causes the Vistana Spin-Off to be taxable.
We received an opinion from our tax advisor, KPMG LLP, to the effect that entering into the ILG Acquisition will not affect the tax-free status of the Vistana Spin-Off. Such opinion is not binding on the IRS or any court, and the IRS may assert that the ILG Acquisition caused the Vistana Spin-Off to violate Section 355(e) of the Code and such assertion may ultimately be sustained by any court.
The Marriott Spin-Off may expose us to potential liabilities arising out of our contractual arrangements with Marriott International.
Pursuant to a Separation and Distribution Agreement that we entered into with Marriott International in connection with the spin off of our company in 2011 (the “Marriott Spin-Off”), from and after the Marriott Spin-Off, each of us and Marriott International is responsible for the debts, liabilities and other obligations related to the business or businesses it owns and operates following the consummation of the Marriott Spin-Off. Although we do not expect to be liable for any obligations that were not allocated to us under such agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to Marriott International (for example, tax and/or environmental liabilities), particularly if Marriott International were to refuse or were unable to pay or perform the allocated obligations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2018 – July 31, 2018	—	$—	—	1,445,526
August 1, 2018 – August 31, 2018	—	$—	—	1,445,526
September 1, 2018 – September 30, 2018	—	$—	—	1,445,526
Total	—	$—	—	1,445,526
_________________________

(1)
On May 14, 2018, our Board of Directors authorized the extension of the duration of our existing share repurchase program through December 31, 2018. As of September 30, 2018, our Board of Directors had authorized the repurchase of an aggregate of up to 11.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Indenture, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	8/23/2018
4.5	Supplemental Indenture, dated September 1, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.7	9/5/2018

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.6	Form of 6.500% Senior Note due 2026 (included as Exhibit A to Exhibit 4.4 above)		8-K	4.1	8/23/2018
4.7	Registration Rights Agreement, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	4.3	8/23/2018
4.8	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.9	Indenture, dated as of September 4, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and HSBC Bank USA, National Association, as trustee		8-K	4.1	9/5/2018
4.10	Form of 5.625% Senior Note due 2023 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.1	9/5/2018
4.11	Registration Rights Agreement, dated as of September 4, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, Marriott Vacations Worldwide Corporation, as a guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC		8-K	4.3	9/5/2018
4.12	Indenture, dated April 10, 2015, among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto and HSBC Bank UA, National Association, as trustee		8-K(1)	4.1	4/10/2015
4.13	Form of Interval Acquisition Corp. 5.625% Senior Note due 2023 (included as Exhibit A to Exhibit 4.12 above)		8-K(1)	4.1	4/10/2015
4.14	Supplemental Indenture, dated as of June 29, 2016, among Interval Acquisition Corp., certain subsidiary guarantors and HSBC Bank USA, National Association		8-K(1)	4.1	7/1/2016
10.1	Credit Agreement, dated as of August 31, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.9	9/5/2018
10.2	Joinder Agreement, dated as of September 1, 2018, among Interval Acquisition Corp. and JPMorgan Chase Bank, N.A.		8-K	4.10	9/5/2018
10.3
Omnibus Amendment No. 8, dated August 31, 2018, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC.
		X
10.4	Deferred Compensation Plan for Non-Employee Directors (2)		S-1(1)	10.12	8/1/2018
10.5	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, as amended (2)		S-8(1)	10.1	8/5/2016
10.6	Form of Terms and Conditions for Annual RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan (2)		10-Q(1)	10.1	5/8/2014
10.7	Form of Terms and Conditions for Adjusted EBITDA Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan (2)		10-Q(1)	10.2	5/8/2014
10.8	Form of Terms and Conditions for TSR-Based Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan (2)		10-Q(1)	10.3	5/8/2014
10.9	Master License Agreement, dated October 1, 2014 between Hyatt Franchising, LLC and S.O.I. Acquisition Corp.		10-K(1)	10.33	2/27/2015

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.10	Employee Matters Agreement, dated as of October 27, 2015 among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc., as amended		8-K(1)	10.6	5/12/2016
10.11	License, Services and Development Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(1)	10.1	5/12/2016
10.12	Tax Matters Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(1)	10.3	5/12/2016
10.13	Starwood Preferred Guest Affiliation Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc., Preferred Guest, Inc. and Vistana Signature Experiences, Inc.		8-K(1)	10.5	5/12/2016
10.14	Noncompetition Agreement, dated as of May 11, 2016, between Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc. (2)		8-K	10.2	5/12/2016
10.15	Termination of Noncompetition Agreement, effective September 1, 2018, between Starwood Hotels & Resorts Worldwide, LLC (formerly Starwood Hotels & Resorts Worldwide, Inc.) and Vistana Signatures Experiences, Inc.		8-K	10.2	9/20/2018
10.16	Letter of Agreement, effective September 1, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signatures Experiences, Inc., ILG, LLC, Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC and Starwood Hotels & Resorts Worldwide, LLC		8-K	10.1	9/20/2018
10.17	Amendment No. 2 to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, dated February 25, 2018 (2)		10-Q(1)	10.2	5/4/2018
10.18	Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert, dated as of March 24, 2017 (2)		10-Q(1)	10.2	5/5/2017
10.19	Amendment dated March 28, 2018 to Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert (2)		10-Q(1)	10.1	5/4/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
(1)	Filing made by ILG, LLC under SEC File No. 001-34062.
(2)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

November 7, 2018	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial and Administrative Officer