Form 10-K
period 2018-12-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2019-03-01
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35219

Marriott Vacations Worldwide Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-2598330
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6649 Westwood Blvd. Orlando, FL	32821
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (407) 206-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value (45,209,962 shares outstanding as of February 22, 2019)	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2018, was $2,644,786,667.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Throughout this Annual Report on Form 10-K (this “Annual Report”), we refer to Marriott Vacations Worldwide Corporation, together with its consolidated subsidiaries, as “Marriott Vacations Worldwide,” “MVW,” “we,” “us,” or “the Company.”
In order to make this Annual Report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” References throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report. When discussing our properties or markets, we refer to the United States, Mexico and the Caribbean as “North America.”
Additionally, throughout this Annual Report, we refer to brands that we own, as well as those brands that we license as our brands. All brand names, trademarks, service marks and trade names cited in this report are the property of their respective owners, including those of other companies and organizations. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ® or TM symbols, however such references are not intended to indicate in any way that MVW or the owner, as applicable, will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.
Brand names, trademarks, service marks and trade names that we own or license from Marriott International, Inc. (“Marriott International”) or its affiliates include Marriott Vacation Club®, Marriott Vacation Club DestinationsTM, Marriott Vacation Club PulseSM, Marriott Grand Residence Club®, Grand Residences by Marriott®, The Ritz-Carlton Destination Club®,Westin®, Sheraton®, (and to a limited extent) St. Regis® and The Luxury Collection®. We also refer to Marriott International’s Marriott Bonvoy® customer loyalty program, which replaces the Marriott Rewards®, Starwood Preferred Guest® or SPG®, and The Ritz-Carlton Rewards® customer loyalty programs. “Hyatt Vacation Ownership” business refers to our group of businesses using the Hyatt® brand in the vacation ownership business pursuant to an exclusive, global master license agreement with a subsidiary of Hyatt Hotels Corporation (“Hyatt”). We also refer to Hyatt’s World of Hyatt® customer loyalty program.
On September 1, 2018 (the “Acquisition Date”), we completed the previously announced acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. The Financial Statements in this report include ILG’s results of operations from the Acquisition Date through December 31, 2018 and reflect the financial position of our combined company at December 31, 2018. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.” See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for more information on the ILG Acquisition.
On January 1, 2018, the first day of our 2018 fiscal year, we adopted Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which, as amended, created Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), and refer to it as the new “Revenue Standard” throughout this Annual Report. We restated our previously reported historical results to conform with the adoption of the new Revenue Standard. See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for additional information on ASU 2014-09, as amended, and Footnote 21 “Adoption Impact of New Revenue Standard” to our Financial Statements for further discussion of the adoption and the impact on our previously reported historical results.
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

Fiscal Year	Fiscal Year-End Date	Number of Days
2018	December 31, 2018	365
2017	December 31, 2017	366
2016	December 30, 2016	364
2015	January 1, 2016	364
2014	January 2, 2015	364

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
The risk factors discussed in “Risk Factors” in this Annual Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
PART I
Item 1.        Business
Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental and resort and property management, along with related businesses, products and services. Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.
As of December 31, 2018, our Vacation Ownership segment had more than 100 resorts and over 660,000 owners and members of a diverse portfolio that includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton, Westin, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand, and we have a license to use the St. Regis brand for specified fractional ownership resorts.
Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
As of December 31, 2018, our Exchange & Third-Party Management segment includes exchange networks and membership programs comprised of more than 3,200 resorts in over 80 nations and nearly two million members, as well as management of more than 180 other resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, and Aqua-Aston. Exchange & Third-Party Management segment revenue generally is fee-based and derived from membership, exchange and rental transactions, property and owners’ association management, and other related products and services.
Our strategic goal is to further strengthen our leadership position in the vacation ownership industry through initiatives to drive profitable revenue growth, maximize cash flow and optimize our capital structure, including by selectively pursuing capital efficient vacation ownership deal structures, focus on the satisfaction of our owners and guests and the engagement of our associates, transform our business while integrating the recent acquisition of ILG, and selectively pursue compelling new business opportunities. We believe that we have significant competitive advantages, including our scale and global reach, the quality and strength of our brands, our system of high-quality resorts, our loyal and highly satisfied customer base, our capital efficient business model, our long-standing track record and our experienced management team and engaged associates.

The Vacation Ownership Industry
The vacation ownership industry (also known as the timeshare industry) enables customers to share ownership and use of fully-furnished vacation accommodations. Typically, a purchaser acquires an interest (known as a “vacation ownership interest” or a “VOI”) that is either a real estate ownership interest (known as a “timeshare estate”) or a contractual right-to-use interest (known as a “timeshare license”) in a single resort or a collection of resort properties. In the United States, most vacation ownership products are sold as timeshare estates, which can be structured in a variety of ways including, but not limited to, a deeded real estate interest in a specified accommodation unit, an undivided interest in a building or an entire resort, or a beneficial interest in a trust that owns one or more resort properties. By purchasing a vacation ownership interest, owners make a commitment to vacation. For many purchasers, vacation ownership provides an attractive alternative to traditional lodging accommodations (such as hotels, resorts and condominium rentals). In addition to avoiding the volatility in room rates to which traditional lodging customers are subject, vacation ownership purchasers also enjoy accommodations that are, on average, more than twice the size of traditional hotel rooms and typically have more features, such as kitchens and separate living areas. Purchasers who might otherwise buy a second home find vacation ownership a preferable alternative because it is more affordable and reduces maintenance and upkeep concerns.
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
The vacation ownership industry has grown through expansion of established vacation ownership developers as well as entrance into the market of well-known lodging and entertainment brands, including Marriott, Sheraton, Hilton, Hyatt, Westin and Disney. The industry’s growth can also be attributed to increased market acceptance of vacation ownership products, stronger consumer protection laws and the evolution of vacation ownership interests from a fixed- or floating-week product, which provides the right to use the same property every year, to membership in multi-resort vacation networks, which offer a more flexible vacation experience. These vacation networks often issue their members an annual allotment of points that can be redeemed for stays at affiliated vacation ownership resorts or for alternative vacation experiences available through the program.
To enhance the flexibility and appeal of their products, many vacation ownership developers affiliate their projects with vacation ownership exchange service providers so that owners may exchange their rights to use the developer’s resorts in which they have purchased an interest for accommodation at other resorts in the exchange service provider’s broader network of properties. The two leading exchange service providers are Interval International, our subsidiary, and RCI, LLC, a subsidiary of Wyndham Destinations, Inc. (“RCI”). Interval International’s network includes more than 3,200 resorts, and RCI’s network includes over 4,300 affiliated resorts, as identified on RCI’s website.
According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2017, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing more than 200,000 units and an estimated 9.5 million vacation ownership week equivalents. According to ARDA, sales in the U.S. market were approximately $9.6 billion in 2017. We believe there is considerable potential for further growth in the industry both in the U.S. and globally.

History
For more than 30 years, we have been providing memorable vacation experiences to millions of families. Prior to the incorporation of Marriott Vacations Worldwide Corporation in Delaware in June 2011, our operations were the vacation ownership division of Marriott International. Since our November 2011 spin-off from Marriott International (the “Marriott Spin-Off”), we have been an independent public company, with our common stock listed on the New York Stock Exchange under the symbol “VAC” and our corporate headquarters located in Orlando, Florida.
Since 1984, when Marriott International became the first major lodging company to enter the vacation ownership industry with its acquisition of American Resorts, a small vacation ownership company, we have been recognized as a leader and innovator in the vacation ownership industry. Marriott International leveraged its well-known “Marriott” brand to sell vacation ownership intervals, which were frequently located at resorts developed adjacent to Marriott International hotels. Over time, the company differentiated its offerings through its high-quality resorts that were purpose-built for vacation ownership, exchange opportunities available under its customer loyalty program, Marriott Bonvoy, that increased the flexibility of use of ownership, its dedication to excellent customer service and its commitment to ethical business practices. These qualities encouraged repeat business and word-of-mouth customer referrals.
In connection with the Marriott Spin-Off, we entered into a License, Services, and Development Agreement (the “Marriott License Agreement”) with Marriott International and a License, Services, and Development Agreement (the “Ritz-Carlton License Agreement”) with The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”), a subsidiary of Marriott International. Under these license agreements, we are granted the exclusive right, for the terms of the license agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business.
Under the Marriott Rewards Affiliation Agreement that we entered into with Marriott International (the “Marriott Rewards Agreement”), we participate in the customer loyalty program now known as Marriott Bonvoy; this participation includes the ability to purchase and use Marriott Bonvoy points in connection with our Marriott-branded vacation ownership business. The Marriott Rewards Agreement is coterminous with the Marriott License Agreement.
On September 1, 2018, we completed the previously announced acquisition of ILG, LLC (formerly known as ILG, Inc., “ILG”). ILG’s businesses included Aqua-Aston Hospitality, Hyatt Vacation Ownership (“HVO”), Interval International, Trading Places International, Vacation Resorts International, VRI Europe and Vistana Signature Experiences (“Vistana”), the exclusive licensee for the Sheraton and Westin brands in vacation ownership. Shareholders of ILG received 0.165 shares of our common stock, par value $0.01 per share, and $14.75 in cash, without interest, for each share of ILG common stock, par value $0.01 per share, that they owned immediately before the transaction closed. We paid approximately $4.6 billion in aggregate consideration.
ILG was incorporated in May 2008 in connection with the spin-off of IAC/InterActiveCorp, or IAC, into five separate publicly traded companies. The businesses operated by ILG’s subsidiaries have extensive operating histories. Our Interval International business was founded in 1976; the Aqua-Aston business traces its roots in lodging back 70 years; Trading Places International was founded in 1973 and Vacation Resorts International in 1981; the HVO business began in 1994 and Vistana was established in 1980.
Business Strategy
Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. To achieve this goal, we are pursuing the following initiatives:
Drive profitable revenue growth
We intend to continue to generate growth in vacation ownership sales by leveraging our globally recognized brand names and targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations. We expect to focus our efforts to generate growth through our integrated platform that provides exclusive access to the world-class loyalty programs of Marriott International and Hyatt. We will also continue to focus on our over 660,000 owners around the world. In 2018, approximately 65 percent of our vacation ownership contract sales were to our existing owners. We are concentrating on growing our tour flow cost effectively as we seek to grow first-time buyer tours through our strategy that emphasizes new sales locations and new marketing channels. As the vacation ownership business continues to grow sales and we add new resorts, our vacation ownership revenue streams from consumer financing, management fees, rentals and ancillary services are expected to grow.

We also plan to grow our recurring revenues which tend to be less capital intensive than sales of vacation ownership. Our recurring revenues include management of resorts and owners’ associations as well as membership, club and other revenues in both our Vacation Ownership and Exchange & Third-Party Management segments. These revenues generally are more predictable due to the relatively fixed nature of resort operating expenses and, in the case of management and exchange revenues, contractual agreements that typically span many years and are often automatically renewable.
Maximize cash flow and optimize our capital structure, including by selectively pursuing capital efficient vacation ownership deal structures
Through the use of our points-based products, we are able to more closely match inventory investment with sales pace and reduce inventory levels, thereby generating strong cash flows over time. Limiting the amount of completed inventory on hand and pursuing capital efficient vacation ownership inventory arrangements enable us to reduce the maintenance fees that we pay on unsold inventory. In addition, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory.
We expect to maintain an attractive leverage profile. We intend to meet our ongoing liquidity needs through cash on hand, operating cash flow, our $600 million revolving credit facility (the “Revolving Corporate Credit Facility”), our $250 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”), and continued access to the asset-backed securities (“ABS”) term financing market. We believe this will enable us to maintain a level of liquidity that ensures financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning excess capital to shareholders.
Focus on the satisfaction of our owners and guests as well as the engagement of our associates
We are in the business of providing high-quality vacation experiences to our owners and guests around the world and we believe that maintaining a high level of engagement across all of our customer groups is key to our success. We intend to maintain and improve their satisfaction with our products and services, which drives incremental sales as customers choose to spend more time at our resorts. Because our owners and guests are our most cost-effective vacation ownership sales channels, we intend to continue to leverage our strong customer satisfaction to drive higher margin sales volumes. We intend to provide innovative offerings in new destinations to meet the needs of current and future customers and intend to develop new offerings to attract the next generation of travelers looking for a greater variety of experiences with the high quality standards expected from brands they trust.
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
Transform our business in connection with the integration of the ILG Acquisition
As we continue to integrate the businesses acquired in September 2018, we are simultaneously working to drive digitally-oriented solutions, develop new growth channels and streamline our business processes through technology. We are focused on integrating functions, leveraging strengths across our businesses, and pursuing transformational opportunities that can further differentiate us from our competitors. We intend to advance our company analytics to encourage greater points utilization, provide enhanced resort experiences, and create more relevant and high value targeted leads for tour offers and vacation options. This is a multi-year process that is designed to achieve cost savings synergies and increase revenue opportunities.
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

Competitive Strengths
A leading global vacation ownership company
We are one of the world’s largest vacation ownership companies, based on number of owners, members, number of resorts and revenues. We believe our scale and global reach, coupled with our renowned brands and development, marketing, sales, exchange and management expertise, help us achieve operational efficiencies and support future growth opportunities. Our size allows us to provide owners with the flexibility of a wide variety of experiences within our high-quality resort portfolio, coupled with the ease and certainty of working with a single trusted provider. We also believe our size helps us obtain better financing terms from lenders, achieve operational cost savings from our increased scale, and attract talented management and associates. Our Interval International network includes members and resorts from our Marriott, Westin, Sheraton and Hyatt clubs which can attract developers and homeowners associations to affiliate with the network and provide an opportunity for their owners to exchange into our branded resorts.
The breadth and depth of our operations enables us to offer a variety of products and to continue to adapt those products to the ever changing needs and preferences of our existing and future customers. For example, in addition to traditional resort experiences, our Marriott Vacation Club Pulse brand extension features unique properties that embrace the spirit and culture of their urban locations, creating an authentic sense of place while delivering easy access to local interests, attractions and transportation.
Premier global brands with access to expansive customer bases
We believe that our exclusive licenses with Marriott International and Hyatt for premier global brands in the vacation ownership business provide us with a meaningful competitive advantage. Marriott International is a leading lodging company with more than 6,900 hotels in 130 countries and territories as of December 31, 2018. In addition, Hyatt has over 800 affiliated hotels globally as of December 31, 2018. Through seven brands that we license from Marriott International for use in vacation ownership, we benefit from exclusive long-term access to the 120 million members in the Marriott Bonvoy loyalty program. We believe this exclusive access to guests with an affinity for our brands aids our marketing efforts and significantly enhances our ability to drive future sales, as we predominantly generate vacation ownership interest sales through brand loyalty-affiliated sales channels. We expect to leverage our exclusive call transfer arrangements, on-site marketing at Marriott branded hotels, and use of certain exclusive marketing rights to increase sales across all of our Marriott-affiliated vacation ownership properties.
Through our relationship with Hyatt, we also have the exclusive rights to develop, market and sell vacation ownership interests through the Hyatt Vacation Ownership programs, which provide access to members of the World of Hyatt loyalty program, which includes over 16 million members as of December 31, 2018.
Loyal, highly satisfied customers
We have a large, highly satisfied customer base. Owner satisfaction is evidenced both by positive survey responses and by the fact that our average resort occupancy for our Vacation Ownership segment was nearly 89 percent in 2018, significantly higher than the overall vacation ownership industry average of 81 percent in 2017, the most recent year for which average resort occupancy data was reported by ARDA. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn generates higher revenues.
Capital efficient business model providing strong free cash flow and financial flexibility.
We believe that our scale, recurring revenue fee streams and enhanced margin profile will enable us to maintain flexibility for continued organic growth, strategic acquisitions and debt repayment. Following the ILG Acquisition, a higher proportion of our total revenue excluding cost reimbursements derives from sources other than the sale of vacation ownership interests. The addition of our Exchange & Third-Party Management businesses creates ample opportunities to realize recurring higher-margin, fee-based revenue streams with modest required capital expenditures, enhancing our margins and free cash flow generation over time.
In addition, as of December 31, 2018, we had a finished vacation ownership inventory balance of $843 million. Our points-based vacation ownership products allow us to utilize capital efficient structures and maintain long-term sales locations without the need to construct additional units at each location. We are able to better manage our inventory needs, while achieving top line growth without a need to significantly increase inventory investments. Our disciplined inventory approach and use of capital efficient vacation ownership deal structures, including working with third parties that develop new inventory or convert previously built units that are sold to us close to when such inventory is needed to support sales, is expected to support strong free cash flow generation.

Long-standing track record, experienced management and engaged associates
We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. Our seasoned management team is led by Stephen P. Weisz, our President and Chief Executive Officer. Mr. Weisz has served as President of our company since 1996 and has over 45 years of combined experience at Marriott International and Marriott Vacations Worldwide. William J. Shaw, the Chairman of our Board of Directors, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and spent nearly 37 years with Marriott International. Our eleven executive officers have an average of 28 years of total combined experience at Marriott Vacations Worldwide, our subsidiary companies and Marriott International. We believe our management team’s extensive public company and vacation ownership industry experience has enabled us to achieve solid operating results and will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Our management’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones.
Engaged associates delivering high levels of customer service driving repeat customers
We believe that our associates provide superior customer service and this dedication to serving the customer enhances our competitive position. Approximately 65 percent of our vacation ownership contract sales in 2018 were to existing owners, which enabled them to enjoy longer stays and have greater flexibility in their vacation choices. Sales to existing owners typically have significantly lower sales and marketing costs than sales to new owners. We leverage outstanding associate engagement and strong corporate culture to deliver positive customer experiences in sales, marketing, exchange, management and resort operations.
We survey our associates regularly through an external survey provider to understand their satisfaction and engagement, defined as how passionate employees are about the company’s mission and their willingness to “go the extra mile” to see it succeed. We have historically ranked highly compared to other companies participating in such surveys.
VACATION OWNERSHIP SEGMENT
Our Vacation Ownership segment develops, markets, sells, rents and manages vacation ownership and related products under our licensed brands. The segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory. The Vacation Ownership segment represented approximately 94 percent of our consolidated revenue for the fiscal year ended December 31, 2018, reflecting the September 2018 acquisition of ILG.

($ in millions)	2018 Vacation Ownership Segment Revenues	% of Consolidated MVW Revenue Line
Sale of vacation ownership products	$990	100%
Resort management and other services	359	72%
Rental	352	95%
Financing	182	99%
Cost reimbursements	920	99%
TOTAL REVENUES	$2,803	94%
Brands
We primarily design, build, manage and maintain our properties at upper upscale and luxury levels under these brands in accordance with the applicable brand standards with which we must comply under our license agreements.
Our vacation ownership resorts typically combine many of the comforts of home, such as spacious accommodations with one, two and three bedroom options, living and dining areas, in-unit kitchens and laundry facilities, with resort amenities such as large feature swimming pools, restaurants and bars, convenience stores, fitness facilities and spas, as well as sports and recreation facilities appropriate for each resort’s unique location.

The Marriott Vacation Club is a collection of upper upscale vacation ownership programs with a diverse portfolio of 60 resorts and more than 13,000 timeshare villas and other accommodations throughout the U.S., Caribbean, Europe, Asia, and Australia. Marriott Vacation Club provides owners and their families with the flexibility to enjoy a wide variety of vacation experiences that are characterized by the consistent high quality and warm hospitality for which the Marriott name has become known. Marriott Vacation Club Pulse, a brand extension of Marriott Vacation Club, offers properties in the heart of vibrant cities, including Boston, San Diego, New York City, South Beach and Washington, D.C. Because of their urban locations, Marriott Vacation Club Pulse properties typically offer limited on-site amenities and may include smaller guest rooms without separate living areas and kitchens.
Sheraton Vacation Club provides enriching and unexpected vacation experiences in fun family destinations like Florida, South Carolina and Colorado. This collection of 9 Sheraton-branded upper upscale vacation ownership resorts, with over 3,000 units, allows owners and guests to relax, play and experience what the world has to offer. Sheraton Vacation Club resorts are part of the Vistana Signature Network.
Westin Vacation Club is a collection of 12 Westin-branded upper upscale vacation ownership resorts, with over 2,000 units, located in some of the most sought-after destinations and designed with well-being in mind. From the world-renowned Heavenly Bed to an energizing WestinWORKOUT and revitalizing Heavenly Spa treatments, every element of a vacation stay is created to leave owners and guests feeling better than when they arrived. Westin Vacation Club resorts are part of the Vistana Signature Network.
Grand Residences by Marriott provides vacation ownership through fractional real estate and whole ownership offerings. Grand Residences by Marriott is dedicated to providing carefree property ownership. The accommodations for this brand are similar to those we offer under the Marriott Vacation Club brand, but the duration of the vacation ownership interest is longer, ranging between three and thirteen weeks.
The Ritz-Carlton Destination Club is a vacation ownership program that provides luxurious vacation experiences for members and their families commensurate with the legacy of The Ritz-Carlton brand. The Ritz-Carlton Destination Club resorts include luxury villas and resort amenities that offer inspirational vacation lifestyles tailored to every member’s needs and expectations. The Ritz-Carlton Destination Club resorts typically feature two, three and four bedroom units that typically include marble foyers, walk-in closets, custom kitchen cabinetry and luxury resort amenities such as large feature swimming pools and access to full service restaurants and bars. On-site management and services, which usually include daily housekeeping service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, are provided by The Ritz-Carlton Hotel Company.
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
St. Regis Residence Club offers luxury fractional real estate and distinctive privileges to members who embrace the art of living in unforgettable destinations. For connoisseurs who desire the finest in luxury living, magnificent residences exude the timeless grandeur and glamour synonymous with the illustrious past of the St. Regis brand.
Hyatt Residence Club is a vacation ownership program that provides flexible access to global travel experiences through a diverse portfolio of boutique upper upscale residential-style retreats. Set in unique destinations from Maui, Carmel and Aspen to Sedona, San Antonio and Key West, Hyatt Residence Club resorts deliver genuine Hyatt care. Our Hyatt Residence Club portfolio includes 16 resorts and over 1,000 units.
Products
Points-Based Vacation Ownership Products
We sell the majority of our products through points-based ownership programs, including Marriott Vacation Club, Sheraton Flex, Westin Flex, Westin Aventuras, and the Hyatt Residence Club Portfolio Program. While the structural characteristics of each of our points-based programs differ, in each program, owners receive an annual allotment of points representing owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexibility with respect to check-in days and size of accommodations. In addition to traditional resort stays, the programs enable our owners to exchange their points for a wide variety of innovative vacation experiences, which may include cruises, airline travel, guided tours, safaris and other unique vacation alternatives. Members of our points-based programs typically pay annual fees in exchange for the ability to participate in the program. In addition to points-based ownership programs which allow owners to access multiple destinations within a single program, we offer points programs at certain resorts in St. John and Hawaii which allow owners to access that particular single site using points in a similar use fashion to the other points based products.
Our points programs allow owners to bank and borrow their annual point allotments, access other locations through the applicable internal exchange programs that we operate, and access Interval International’s network of more than 3,200 affiliated resorts. Owners can also trade their vacation ownership usage rights for Marriott Bonvoy points or World of Hyatt points, as applicable, which can be used to access participating hotels or redeemed for airline miles or other merchandise offered through such customer loyalty program. Our points-based products offer usage in perpetuity or for a term of years, and may consist of real estate interests or a contractual right-to-use.
Weeks-Based Vacation Ownership Products
We continue to sell Marriott Vacation Club, Westin, Sheraton and Hyatt branded weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in one of our existing points-based programs. Our products include multi-week vacation ownership interests in specific Grand Residences by Marriott, St. Regis Residence Club, The Luxury Collection Residence Club, and The Ritz-Carlton Destination Club resorts. Our weeks-based vacation ownership products in the United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell vacation ownership interests as a right-to-use product subject to a finite term in Asia Pacific and Europe.
Global Exchange Opportunities
We offer our existing Marriott Vacation Club owners who hold weeks-based products the opportunity to participate, on a voluntary basis, in Marriott Vacation Club Destinations (“MVCD”), an exchange program through which many of MVCD’s vacation experiences are offered. All existing owners, whether or not they elect to participate in the MVCD exchange program, retain their existing rights and privileges of vacation ownership. Owners who elect to participate in the exchange program receive the ability to trade their weeks-based interval usage for vacation club points usage each year, typically subject to payment of an initial enrollment fee and annual club dues. As of the end of 2018, approximately 182,000 weeks-based owners have enrolled nearly 290,000 weeks in MVCD’s exchange program since its launch in 2010, with more than 222,000 total owners able to use points.
The Vistana Signature Network (“VSN”) provides Westin Vacation Club and Sheraton Vacation Club owners access to its affiliated resorts as well as the opportunity to exchange through the new Marriott Bonvoy program (previously the Starwood Preferred Guest or SPG program) to Marriott resorts, through the Interval International network or for a cruise. Based on the point value of the home resort interest owned, customers can choose other VSN affiliated resorts, the type of villa, the date of travel and the length of stay. VSN members have a four-month period in which they have exclusive rights to occupancy at the related resort or points program without competition from other network members. During this home resort period, they can reserve occupancy based on the season and unit type purchased. As of December 31, 2018, VSN included more than 182,000 members.
Hyatt Residence Club provides its owners internal exchange among Hyatt Residence Club resorts as well as the opportunity to trade their club points for World of Hyatt points which may be redeemed at participating Hyatt branded properties and exchanged through the Interval International network. Owners will receive Hyatt Residence Club points if they have not reserved at their home resort or points program during their allotted preference period or if they elect to convert to points earlier. As of December 31, 2018, this points-based membership exchange system served more than 33,000 owners.
Sources of Revenue
We generate most of our revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
Marketing and Sales Activities
We sell our upper upscale tier vacation ownership products under our brands primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. Our vacation ownership interests are currently marketed for sale throughout the United States and in over 25 countries around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2018, approximately 90 percent of our vacation ownership contract sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando and our network of third-party brokers in Latin America and Europe. We have more than 80 global sales locations focused on the sale of vacation ownership interests. We utilize a number of marketing channels to attract qualified customers to our sales locations.
We solicit our owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service centers located in Salt Lake City, Utah, Orlando, Florida, and Palm Springs, California. In 2018, approximately 65 percent of our vacation ownership contract sales were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours through our strategy that emphasizes adding new sales locations and new marketing channels.
We also market to existing Marriott and Hyatt customer loyalty program members and travelers who are staying in locations where we have like-branded resorts. We market extensively to guests in Marriott International or Hyatt hotels that are located near one of our sales locations and have call transfer arrangements with Marriott International pursuant to which callers to certain of its reservation centers are asked if they would like to be transferred to one of our representatives that can tell them about our products. In addition, we operate other local marketing venues in various high-traffic areas. A significant part of our direct marketing activities are focused on prospects in the Marriott and Hyatt customer loyalty program databases and our in-house databases of qualified prospects. We offer guests who do not buy a vacation ownership interest during their initial tour the opportunity to purchase a return package for a future stay at our resorts. These return guests are nearly twice as likely to purchase as a first-time visitor.
We are also focused on expanding our use of social media and digital marketing channels through our brand and social optimization business unit. This team will focus on building stronger brand reputation associations within the vacation community via social channel audience growth, personalized community engagement, and data driven content marketing.
Our sales tours are designed to provide our guests with an overview of our company and our products, as well as a customized presentation to explain how our products and services can meet their vacationing needs. Our sales force is highly trained in a consultative sales approach designed to ensure that we meet customers’ needs on an individual basis. We hire our sales executives based on stringent selection criteria. After they are hired, they spend a minimum of four weeks in product and sales training before interacting with any customers. We manage our sales executives’ consistency of presentation and professionalism using a variety of sales tools and technology and through a post-presentation survey of our guests that measures many aspects of each guest’s interaction with us.

We believe consumers place a great deal of trust in the Marriott, Westin, Sheraton, Hyatt and Ritz-Carlton brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a prominent presence on the www.marriott.com, www.ritzcarlton.com and www.hyatt.com websites. Our proprietary sites include www.marriottvacationsworldwide.com, www.marriottvacationclub.com, www.ritzcarltonclub.com, www.vistana.com, www.hyattresidenceclub.com, and www.theresidenceclub.com.
Inventory and Development Activities
We secure inventory by building additional phases at our existing resorts, repurchasing previously sold inventory in the secondary market, repurchasing inventory as a result of owner loan or maintenance fee defaults, or developing or acquiring inventory at resorts in strategic markets. We proactively buy back previously sold vacation ownership interests under our repurchase programs at lower costs than would be required to develop new inventory. Efficient use of our capital is achieved through our points-based business model, which allows us to supply many sales locations with new inventory sourced from a small number of resort locations.
We intend to continue to selectively pursue growth opportunities primarily in North America and Asia Pacific by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations in ways that optimize the timing of our capital investments. These capital efficient vacation ownership deal structures may include working with third parties to develop new inventory or to convert previously built units to be sold to us close to when we need such inventory.
Over a quarter of our vacation ownership resorts are co-located with same-branded hotel properties. Co-location of our resorts with same-branded hotels can provide several advantages from development, operations, customer experience and marketing perspectives, including sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. The larger campus of an integrated vacation ownership and hotel resort often can afford our owners more varied and elaborate amenities than those that would generally be available at a stand-alone resort. Shared infrastructure can also reduce our overall development costs for our resorts on a per unit basis. Integration of services and sharing staff and other expenses can lower overhead and operating costs for our resorts. Our on-site access to hotel customers, including customer loyalty program members, who are visiting co-located hotels also provides us with a cost-effective marketing channel for our vacation ownership products.
Co-located resorts require cooperation and coordination among all parties and are subject to cost sharing and integration agreements among us, the applicable property owners’ association and managers and owners of the co-located hotel. Our license agreements with Marriott International, Hyatt and Ritz-Carlton allow for the development of co-located properties in the future, and we intend to opportunistically pursue co-located projects with them.
Owners generally can offer their vacation ownership interests for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. However, owners who purchase vacation ownership interests on the secondary market typically do not receive all of the benefits that owners who purchase products directly from us receive. When an owner purchases a vacation ownership interest directly from us or a resale on the secondary market, the owner receives certain entitlements that are tied to the underlying vacation ownership interest, such as the right to reserve a resort unit that underlies their vacation ownership interest in order to occupy that unit or exchange its use for use of a unit at another resort through an external exchange service provider, as well as benefits that are incidental to the purchase of the vacation ownership interest. However the purchaser on the secondary market may not be entitled to receive certain incidental benefits. For example, owners who purchase our products on the secondary market may have restricted access to our internal exchange programs and may not be entitled to trade their usage rights for Marriott Bonvoy points. Therefore, those owners may only be entitled to use the inventory that underlies the vacation ownership interests they purchased. Additionally, many of our vacation ownership interests provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal when it is advantageous for us to do so, whether due to pricing, desire for the particular inventory, or other factors. All owners, whether they purchase directly from us or on the secondary market, are responsible for the annual maintenance fees, property taxes and any assessments that are levied by the relevant property owners’ association, as well as any exchange service membership dues or service fees.

Management Activities
We enter into a management agreement with the property owners’ association or other governing body at our resorts and, when a trust holds interests in resorts, with the trust’s governing body. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of the budgeted costs to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, principally payroll-related costs at the locations where we employ the associates providing on-site services.
The terms of our management agreements generally range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term. When our management agreement for a branded resort is not renewed or is terminated, the resort loses the ability to use the brand and trademarks. The owners at such resorts also lose their ability to trade their vacation ownership usage rights for customer loyalty points and to access other resorts through one of our internal exchange systems.
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

In 2018, approximately 62 percent of our North America customers financed their vacation ownership purchase with us. The average loan for these vacation ownership products totaled approximately $26,600, which represented 82 percent of the average purchase price. Our policy is to require a minimum down payment of 10 percent of the purchase price, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for these originated loans in 2018 was 12.74 percent and the average term was 10.5 years. Interest rates are fixed and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for an owner who received a loan in 2018 was $405. We do not impose any prepayment penalties.
In 2018, approximately 93 percent of our loans were used to finance U.S.-based products. In our North America business, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2018, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 738; 74 percent had a credit score of over 700, 90 percent had a credit score of over 650 and 98 percent had a credit score of over 600.
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
We securitize the majority of the consumer loans we originate in support of our vacation ownership business. Historically, we have sold these loans to institutional investors in the ABS market on a non-recourse basis, completing securitization transactions once or twice each year. These vacation ownership notes receivable securitizations provide funding for us at interest rates similar to those available to companies with investment grade credit ratings, and transfer the economic risks and substantially all the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. During 2018, we completed one securitization transaction, which is discussed in detail in Footnote 13 “Securitized Debt” to our Financial Statements. On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize eligible consumer loans derived from certain branded vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which we intend to continue to complete at least once per year. Since 2000, we have issued over $5.5 billion of debt securities in securitization transactions in the ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.
Our Resorts
As of December 31, 2018, our portfolio consisted of more than 100 properties with over 20,000 vacation ownership villas (“units”). The following tables describe our resorts as of December 31, 2018. “Units Built” represents units with a certificate of occupancy that have been constructed or converted under one of our brands and “Additional Potential Units” represents units that are being constructed or converted under one of our brands or that we may potentially construct or convert in the future.

Property	Location	Units Built	Additional Potential Units
Vacation Ownership Resorts
Marriott’s Canyon Villas	Phoenix, AZ	213	39
Marriott’s Timber Lodge	Lake Tahoe, CA	264	—
Marriott’s Newport Coast Villas	Newport Beach, CA	699	—
Marriott’s Desert Springs Villas	Palm Desert, CA	236	—
Marriott’s Desert Springs Villas II	Palm Desert, CA	402	—
Marriott’s Shadow Ridge	Palm Desert, CA	569	430
Marriott’s Mountain Valley Lodge	Breckenridge, CO	78	—

Property	Location	Units Built	Additional Potential Units
Marriott’s StreamSide	Vail, CO	96	—
Marriott’s BeachPlace Towers	Fort Lauderdale, FL	206	—
Marriott’s Crystal Shores	Marco Island, FL	219
Marriott’s Villas at Doral	Miami, FL	141	—
Marriott’s Cypress Harbour	Orlando, FL	510	—
Marriott’s Grande Vista	Orlando, FL	900	—
Marriott’s Harbour Lake	Orlando, FL	312	588
Marriott’s Imperial Palms	Orlando, FL	46	—
Marriott’s Lakeshore Reserve	Orlando, FL	85	254
Marriott’s Royal Palms	Orlando, FL	123	—
Marriott’s Sabal Palms	Orlando, FL	80	—
Marriott’s Ocean Pointe	Palm Beach Shores, FL	341	—
Marriott’s Legends Edge at Bay Point	Panama City Beach, FL	83	—
Marriott’s Oceana Palms	Singer Island, FL	159	—
Marriott’s Kauai Beach Club	Kauai, HI	232	—
Marriott’s Kauai Lagoons - Kalanipu’u	Kauai, HI	75	—
Marriott’s Waiohai Beach Club	Kauai, HI	230	—
Marriott’s Maui Ocean Club	Maui, HI	458	—
Marriott’s Ko Olina Beach Club	Oahu, HI	546	202
Marriott’s Waikoloa Ocean Club	Waikoloa, HI	112	—
Marriott’s Willow Ridge Lodge	Branson, MO	132	282
Marriott’s Grand Chateau	Las Vegas, NV	656	224
Marriott’s Fairway Villas	Absecon, NJ	180	90
Marriott’s Barony Beach Club	Hilton Head, SC	255	—
Marriott’s Grande Ocean	Hilton Head, SC	290	—
Marriott’s Harbour Club	Hilton Head, SC	40	—
Marriott’s Harbour Point	Hilton Head, SC	86	—
Marriott’s Heritage Club	Hilton Head, SC	30	—
Marriott’s Monarch	Hilton Head, SC	122	—
Marriott’s Sunset Pointe	Hilton Head, SC	25	—
Marriott’s SurfWatch	Hilton Head, SC	195	—
Marriott’s OceanWatch Villas at Grande Dunes	Myrtle Beach, SC	361	—
Marriott’s MountainSide	Park City, UT	182	—
Marriott’s Summit Watch	Park City, UT	135	—
Marriott’s Manor Club at Ford’s Colony	Williamsburg, VA	200	—
Marriott’s Aruba Ocean Club	Aruba	218	—
Marriott’s Aruba Surf Club	Aruba	450	—
Marriott’s Frenchman’s Cove	St. Thomas, USVI	155	65
Marriott’s St. Kitts Beach Club	West Indies	88	—
Marriott’s Village d’lle-de-France	Paris, France	185	—
Marriott’s Playa Andaluza	Estepona, Spain	173	—
Marriott’s Club Son Antem	Mallorca, Spain	224	—
Marriott’s Marbella Beach Resort	Marbella, Spain	288	—
Marriott Vacation Club at Surfers Paradise	Surfers Paradise, Australia	88	—
Marriott’s Bali Nusa Dua Gardens	Bali, Indonesia	51	—
Marriott Vacation Club at The Empire Place	Bangkok, Thailand	55	—
Marriott’s Mai Khao Beach - Phuket	Phuket, Thailand	133	—

Property	Location	Units Built	Additional Potential Units
Marriott’s Phuket Beach Club	Phuket, Thailand	144	—
Marriott Vacation Club Pulse, San Diego	San Diego, CA	264	—
Marriott Vacation Club Pulse at The Mayflower, Washington, D.C.	Washington, D.C.	71	—
Marriott Vacation Club Pulse, South Beach	Miami Beach, FL	47	—
Marriott Vacation Club Pulse at Custom House, Boston	Boston, MA	84	—
Marriott Vacation Club Pulse, New York City (1)	New York, NY	177	—
The Ritz-Carlton Club, Lake Tahoe	Lake Tahoe, CA	11	—
The Ritz-Carlton Club & Residences, San Francisco	San Francisco, CA	25	—
The Ritz-Carlton Club, Aspen Highlands	Aspen, CO	73	—
The Ritz-Carlton Club, Vail	Vail, CO	45	—
The Ritz-Carlton Club, St. Thomas	St. Thomas, USVI	105	—
Marriott Grand Residence Club, Lake Tahoe	Lake Tahoe, CA	199	—
47 Park Street - Grand Residences by Marriott	London, UK	49	—
Hyatt Residence Club Sedona, Pinon Pointe	Sedona, AZ	109	—
Hyatt Residence Club Carmel, Highlands Inn	Carmel, CA	94	—
Hyatt Residence Club Lake Tahoe, Northstar Lodge	Truckee, CA	2	—
Hyatt Residence Club Aspen	Aspen, CO	51	—
Hyatt Residence Club at Park Hyatt Beaver Creek	Avon, CO	15	—
Hyatt Residence Club Beaver Creek, Mountain Lodge	Avon, CO	50	—
Hyatt Residence Club Breckenridge, Main Street Station	Breckenridge, CO	51	—
Hyatt Residence Club Bonita Springs, Coconut Plantation	Bonita Springs, FL	96	243
Hyatt Residence Club Key West, Beach House	Key West, FL	74	—
Hyatt Residence Club Key West, Sunset Harbor	Key West, FL	40	—
Hyatt Residence Club, Windward Pointe	Key West, FL	93	—
Hyatt Residence Club Sarasota, Siesta Key Beach	Siesta Key, FL	11	—
Hyatt Residence Club Maui, Ka’anapali Beach (2)	Maui, HI	131	—
Hyatt Residence Club Lake Tahoe, High Sierra Lodge	Incline Village, NV	60	—
Hyatt Residence Club Dorado, Hacienda Del Mar (3)	Dorado, PR	81	—
Hyatt Residence Club San Antonio, Wild Oak Ranch	San Antonio, TX	120	168
The Westin Kierland Villas	Scottsdale, AZ	149	—
The Westin Desert Willow Villas, Palm Desert	Palm Desert, CA	220	80
The Westin Mission Hills Resort Villas	Rancho Mirage, CA	158	—
The Westin Riverfront Mountain Villas	Vail Valley, CO	34	—
The Westin Princeville Ocean Resort Villas	Kauai, HI	173	—
The Westin Ka’anapali Ocean Resort Villas	Maui, HI	280	—
The Westin Ka’anapali Ocean Resort Villas North	Maui, HI	258	—
The Westin Nanea Ocean Villas	Maui, HI	390	—
The Westin St. John Resort Villas	St. John, USVI	252	—
The Westin Lagunamar Ocean Resort Villas & Spa	Cancun, Mexico	290	—
The Westin Resort & Spa, Cancun (4)	Cancun, Mexico	44	204
The Westin Los Cabos Resort Villas & Spa	Los Cabos, Mexico	179	—
Sheraton Desert Oasis Villas	Scottsdale, AZ	150	—
Sheraton Steamboat Resort	Steamboat Springs, CO	165	—
Sheraton Lakeside Terrace Villas at Mountain Vista	Vail Valley, CO	23	—
Sheraton Mountain Vista	Vail Valley, CO	78	—
Sheraton Vistana Resort	Orlando, FL	1,566	—
Sheraton Vistana Villages	Orlando, FL	892	734

Property	Location	Units Built	Additional Potential Units
Sheraton PGA Vacation Resort	Port St. Lucie, FL	30	—
Sheraton Kauai Resort (5)	Kauai, HI	66	60
Sheraton Broadway Plantation	Myrtle Beach, SC	342	160
The St. Regis Residence Club, Aspen	Aspen, CO	25	—
The St. Regis Residence Club, New York	New York, NY	31	—
The Phoenician Residences, The Luxury Collection Residence Club	Scottsdale, AZ	6	—
Vistana’s Beach Club	Jensen Beach, FL	76	—
Harborside Resort at Atlantis (2)	Nassau, Bahamas	198	—
		20,859	3,823
Residential
The Ritz-Carlton Club & Residences, San Francisco	San Francisco, CA	57	—
Grand Residences by Marriott - Kauai Lagoons	Kauai, HI	3	—
		60	—
___________________________________________

(1)
During 2016, we entered into a commitment to purchase an operating property located in New York, New York, and subsequently assumed management of this property. We expect to acquire the units in this property, in their current form, over time. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding this transaction.

(2)	Unconsolidated joint venture.

(3)	Currently closed due to hurricane damage from September 2017.

(4)	Includes 204 additional potential vacation ownership units upon conversion of the 325 hotel rooms shown in the table below.

(5)	Includes 60 additional potential vacation ownership units upon conversion of 86 of the 312 hotel rooms shown in the table below.

Property	Location	Hotel Rooms
Hotels
The Westin Resort & Spa, Cancun	Cancun, Mexico	325
The Westin Resort & Spa, Puerto Vallarta (1)	Puerto Vallarta, Mexico	280
Hyatt Highlands Inn	Carmel, CA	48
Sheraton Kauai Resort	Kauai, HI	312
Pier 2620 Hotel Fisherman's Wharf (2)	San Francisco, CA	233
		1,198
___________________________________________

(1)	May potentially be converted into 139 vacation ownership units.

(2)	Expected to be rebranded into Marriott Vacation Club Pulse, San Francisco and converted into 233 vacation ownership units.

EXCHANGE & THIRD-PARTY MANAGEMENT SEGMENT
Our Exchange & Third-Party Management segment includes exchange networks and membership programs comprised of more than 3,200 resorts in over 80 nations and nearly two million members, as well as management of over 180 other resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, Aqua-Aston and Great Destinations. The segment revenue generally is fee-based and derived from membership, exchange and rental transactions, property and owners’ association management, and other related products and services. The Exchange & Third-Party Management segment represented approximately 5 percent of our consolidated revenues for the fiscal year ended December 31, 2018, reflecting the September 2018 acquisition of ILG.

($ in millions)	2018 Exchange & Third-Party Management Segment Revenues	% of Consolidated MVW Revenue Line
Management and exchange	$109	22%
Rental	18	5%
Financing	1	1%
Cost reimbursements	33	4%
TOTAL REVENUES	$161	5%
Exchange Networks and Membership Programs
Interval International
Our primary exchange offering is Interval International’s network, a membership-based exchange program which also provides a comprehensive package of value-added products and services to members and developers. As of December 31, 2018, the Interval International network consisted of more than 3,200 resorts in over 80 nations and approximately 1.8 million members. Generally, individuals are enrolled by resort developers in connection with their purchase of vacation ownership interests from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a vacation ownership interest through resale or owners’ association affiliation at a resort that participates in the Interval International network. Interval International has established multi-year relationships with resort developers, including leading independent developers and our branded vacation ownership programs, under exclusive affiliation agreements, which typically provide for continued resort participation following the agreement’s term.
After their initial membership period, certain Interval International network members have the option of renewing their memberships for terms ranging from one to five years and paying their own membership fees directly to us. We sometimes refer to these as traditional members. Alternatively, some resort developers incorporate the Interval International network membership fee into certain annual fees they charge to owners of vacation ownership interests at their resorts or vacation ownership clubs, which results in these owners having their membership in the Interval International network and, where applicable, the Interval Gold or Interval Platinum program (as described below), automatically renewed through the period of their resort’s or club’s participation in the Interval International network. We sometimes refer to these as corporate members.
Interval International recognizes certain of its eligible Interval International network resorts as either a “Select Resort,” a “Select Boutique Resort,” a “Premier Resort,” a “Premier Boutique Resort,” an “Elite Resort” or an “Elite Boutique Resort” based upon the satisfaction of qualifying criteria, inspection, member feedback, and other resort-specific factors. Over 40 percent of Interval International network resorts were recognized as a Select, Select Boutique, Premier, Premier Boutique, Elite or Elite Boutique Resort as of December 31, 2018.
Products and Services
Exchange
Members are offered the ability to exchange usage rights in their vacation ownership interest for accommodations which are generally of comparable trading value to those relinquished, based on factors including location, quality, seasonality, unit attributes and time of relinquishment prior to occupancy.

Getaways
We also offer additional vacation rental opportunities to members of the Interval International network and certain other membership programs at attractive rates through Getaways. Getaways allow members to rent resort accommodations for a fee, plus applicable taxes. Resort accommodations available as Getaways consist of seasonal oversupply of vacation ownership accommodations within the applicable exchange network, as well as resort accommodations we source specifically for use in Getaways.
Interval Gold and Interval Platinum
Interval International network members also may take advantage of one of our two enhanced membership tiers, Interval Gold, or Interval Platinum, each of which provides value-added benefits and services for an additional fee. These benefits and services vary by country of residence, but generally consist of discounts on Getaways, a concierge service, a hotel discount program and Interval Options, a service that allows members to relinquish annual occupancy rights in their vacation ownership interests towards the purchase of various travel products, including hotel, cruise, golf and spa vacations. Members are enrolled in these programs either by resort developers in connection with the initial purchase of their vacation ownership interests or by upgrading their membership directly. As of December 31, 2018, more than 40 percent of Interval International network members participate in an upgraded membership tier.
Club Interval
This product gives owners of fixed or floating week vacation ownership interests the opportunity to use their resort week as points within the Interval International network. Club Interval members also receive all of the benefits of Interval Gold and can upgrade to Interval Platinum.
Sales and Marketing Support for Interval International network resorts
Resort developers promote membership in our exchange programs and related value-added services as an important benefit of owning a vacation ownership interest. We offer developers a selection of sales and marketing materials. These materials, many of which are available in multiple languages, include brochures, publications, sales-office displays, resort directories and Interval HD, an online video channel featuring resort and destination overviews. In addition, we offer programs, including our Leisure Time Passport program that resort developers use as a trial membership program for potential purchasers of vacation ownership interests.
Operational Support for Interval International network resorts
Interval International also makes available a comprehensive array of back-office servicing solutions to resort developers and resorts. For example, for an additional fee, we provide reservation services and billing and collection of maintenance fees and other amounts due to developers or owners’ associations. In addition, through consulting arrangements, we assist resort developers in the design of tailored vacation programs for owners of vacation ownership interests.
Trading Places International
Trading Places International provides exchange services to owners at certain of our managed timeshare properties as well as other direct-to-consumer exchanges that do not require a membership fee. For an annual fee, vacation owners may choose to join the upgraded Trading Places Prime program with additional benefits. Exchanges in these Trading Places programs are based on like value and upgrades are available upon payment of additional fees.
Revenue
Our exchange networks and membership programs revenue is fee-based and derived from membership, exchange and rental transactions, fees for ancillary products and services provided to members, and other products and services sold to developers.
Marketing
Our exchange businesses maintain corporate and consumer marketing departments that are responsible for implementing marketing strategies. We also develop printed and digital materials to promote membership participation, exchange opportunities and other value-added services to existing members as well as for the Interval International business to secure new relationships with resort developers, owners’ associations and resorts to obtain and retain members.
Our consumer marketing efforts revolve around the deepening of new and existing customer relationships and increasing engagement and loyalty of members through a number of channels including direct mail, email, telemarketing, and online distribution as well as utilizing social media channels like Facebook and Instagram to inspire vacations, share stories and promote the vacation ownership lifestyle.

Interval International also markets products and services to resort developers and other parties in the vacation ownership industry through a series of business development initiatives. Our sales and services personnel proactively seek to establish strong relationships with developers and owners’ associations, providing input on consumer preferences and industry trends based upon years of experience. We believe that we have established a strong reputation within the vacation ownership industry as being highly responsive to the needs of resort developers, owners’ associations, management companies and owners of vacation ownership interests. In addition, we sponsor, participate in and attend numerous industry conferences around the world, to provide potential and existing industry participants opportunities to network and learn more about vacation ownership.
Third-Party Management
We provide resort management services for vacation ownership resorts and other third-party vacation property owners through Vacation Resorts International, Trading Places International and Aqua-Aston. Our services may include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets, owners’ association administration, risk management, quality assurance and employee training. As of December 31, 2018, we provided third-party management services to over 180 resorts.
Vacation Resorts International and Trading Places International provide management services to vacation ownership resorts pursuant to agreements with terms generally ranging from one to ten years many of which are automatically renewable. Generally, our management fees are paid by the owners’ association and funded from the annual maintenance fees paid by the individual owners to the association. These maintenance fees represent each owner’s allocable share of the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. The management fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses. We are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. We also offer vacation rental services to these owners’ associations. These rentals are made online directly to consumers through our websites, www.vriresorts.com, and www.tradingplaces.com, through third-party online travel agencies and through Interval International’s Getaways program.
Aqua-Aston provides management and rental services for condominium owners, hotel owners, and owners’ associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aqua‑Aston directly to manage, market and rent their properties, generally pursuant to short‑term agreements. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Generally, owners’ association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable. Revenue is derived principally from fees for management of the hotel or condominium resort, and owners’ association as well as related rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third-party providers.
Important to the success and continued growth of the Aqua-Aston business is our ability to source vacationers interested in booking vacation properties made available through our rental services. Our sales and marketing team in Honolulu, Hawaii, utilizes a variety of sales, marketing, revenue management and digital marketing initiatives to attract consumers and additional properties to Aqua‑Aston. The team in Hawaii utilizes many channels of distribution including traditional wholesale through tour operators and travel partners, online travel agencies and global distribution systems. In addition, Aqua‑Aston focuses on driving direct business through brand websites and our central reservations office. The sales team covers several market segments from corporate and government/military to travel agents and groups. We offer a variety of leisure accommodations to visitors from around the world through consumer websites such as, www.astonhotels.com, www.aquaresorts.com, www.aquahospitality.com, and www.mauicondo.com.
CORPORATE AND OTHER
Corporate and Other consists of results not allocable to the Vacation Ownership or Exchange & Third-Party Management segments, including company-wide general and administrative costs, corporate interest expense, and consolidation of certain owners’ associations under the voting interest model, which are not included in operating segment resource allocation decision-making.

Intellectual Property
We manage properties and sell vacation ownership interests under the Marriott Vacation Club, Sheraton, Westin, Grand Residences by Marriott, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences and Hyatt Residence Club brands under license agreements with Marriott International, Hyatt and The Ritz-Carlton Hotel Company. Our Exchange & Third-Party Management segment includes the Interval International, Trading Place International, Vacation Resorts International and Aqua-Aston brands. We operate in a highly competitive industry and our brand names, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products and services. We believe that our licensed brand names and other intellectual property have come to represent high standards of quality, caring, service and value to our customers and the traveling public. We register and protect our intellectual property where we deem appropriate and otherwise seek to protect against its unauthorized use.
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
Within our Exchange & Third-Party Management segment, we recognize exchange and Getaways revenue based on confirmation of the vacation; revenue is generally higher in the first quarter and lower in the fourth quarter. Remaining rental revenue is recognized based on occupancy.
Competition
Competition in the vacation ownership industry is driven primarily by the quality, number and location of vacation ownership resorts, the quality and capability of the related property management program, trust in the brand, pricing of product offerings and the availability of program benefits, such as exchange programs and access to affiliated hotel networks. We believe that our focus on offering distinctive vacation experiences, combined with our financial strength, well-established and diverse market presence, strong brands, expertise and well-managed and maintained properties, will enable us to remain competitive. Vacation ownership is a vacation option that is positioned and sold as an attractive alternative to vacation rentals (such as hotels, resorts and condominium rentals) and second home ownership. The various segments within the vacation ownership industry can be differentiated by the quality level of the accommodations, range of services and ancillary offerings, and price. Our brands operate in the upper upscale and luxury tiers of the vacation ownership segment of the industry and the upper upscale and luxury tiers of the whole ownership segment (also referred to as the residential segment) of the industry.
Our competitors in the vacation ownership industry range from small vacation ownership companies to large branded hospitality companies that operate or license vacation ownership businesses. In North America, we typically compete with companies that sell upper upscale tier vacation ownership products under a lodging or entertainment brand umbrella, such as Hilton Grand Vacations Club, and Disney Vacation Club, as well as numerous regional vacation ownership operators. Our luxury vacation ownership products compete with vacation ownership products offered by Four Seasons, Exclusive Resorts, Timbers Resorts and several other smaller independent companies. In addition, the vacation ownership industry competes generally with other vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry as well as alternative lodging marketplaces such as Airbnb and HomeAway, which offer rentals of homes and condominiums. Innovations that impact the industry may also lead to new products and services that could disrupt our business model and create new and stronger competitors.
Outside North America, we operate vacation ownership resorts in two primary regions, Asia Pacific and Europe. In both regions, we are one of the largest lodging-branded vacation ownership companies operating in the upper upscale tier, with regional operators dominating the competitive landscape. Where possible, our vacation ownership properties in these regions are co-located with Marriott International branded hotels. In Asia Pacific, our owner base is derived primarily from the Asia Pacific region and secondarily from the Europe and North America regions. In Europe, our owner base is derived primarily from the North America, Europe and Middle East regions.
Recent and potential future consolidation in the highly fragmented vacation ownership industry may increase competition. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.

Competition in the vacation ownership industry may also increase as private competitors become publicly traded companies or existing publicly traded competitors spin-off their vacation ownership operations. For example, Wyndham Worldwide Corporation became Wyndham Destinations, Inc., a vacation ownership and exchange company, with the spin-off of its hotel operations in May 2018 and Hilton Worldwide Holdings Inc. completed the spin-off of its vacation ownership operations in January 2017. Wyndham Destinations, Inc. and Hilton Grand Vacations Inc. are now separate publicly traded companies. In November 2017, Bluegreen Vacations Corporation completed an initial public offering that resulted in approximately 10 percent of its stock being held by the public. Competitors that are publicly traded companies may benefit from a lower cost of, and greater access to, capital, as well as more focused management attention.
Our Interval International exchange business principally competes for developer and consumer market share with Wyndham Destinations, Inc.’s subsidiary, RCI. Our subsidiary, Trading Places International, and several third parties operate in this industry with a significantly more limited scope of available accommodations. This business also faces increasing competition from points‑based vacation clubs and large resort developers, which operate their own internal exchange systems to facilitate exchanges for owners of vacation ownership interests at their resorts as they increase in size and scope. Increased consolidation in the industry enhances this competition. In addition, vacation clubs and resort developers may have direct exchange relationships with other developers.
We believe that developers and owners associations generally choose to affiliate with an exchange network based on the quality of resorts participating in the network; the level of service provided to members; the range and level of support services; the flexibility of the exchange program; the demographics of the membership base; the costs for annual membership and exchanges; and the continuity of management and its strategic relationships within the industry.
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
Some laws, regulations and policies may impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau, the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. The collection, use and protection of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States and in other jurisdictions around the world, such as Europe’s new General Data Protection Regulation (the “GDPR”), which became effective in May 2018. Other laws, regulations and policies primarily affect one of four areas of our business: real estate development activities; marketing and sales activities; lending activities; and resort management activities.
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
Marketing and Sales Regulation
Our marketing and sales activities are closely regulated pursuant to laws and regulations enacted specifically for the vacation ownership and land sales industries, as well as a wide variety of laws and regulations that govern our marketing and sales activities in the jurisdictions in which we carry out such activities. These laws and regulations include the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission (the “FTC”) and state “Little FTC Acts” and other laws and regulations governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate, title agency or insurance, travel insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws, securities laws, and other consumer protection laws.
Many jurisdictions, including many jurisdictions in the United States, Asia Pacific and Europe, require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the vacation ownership interests and other real estate interests we market and sell, such as information concerning the interests being offered, any projects, resorts or programs to which the interests relate, applicable condominium or vacation ownership plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such interests, and a description of the manner in which we intend to offer and advertise such interests. Regulation outside the United States includes jurisdictions in which our clubs and resorts operate, such as the European Union, Singapore and Mexico, among others. Among other things, the European and Singaporean regulations: (1) require delivery of specified disclosure (some of which must be provided in a specific format or language) to purchasers; (2) require a specified “cooling off” rescission period after a purchase contract is signed; and (3) prohibit any advance payments during the “cooling off” rescission period.
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
We take our commitment to protecting the environment seriously. We have collaborated with Audubon International to further the “greening” of our Marriott Vacation Club resorts in the U.S. through the Audubon Green Leaf Eco-Rating Program for Hotels. The Audubon partnership is just one of several programs incorporated into our green initiatives. We have more than 20 years of energy conservation experience that we have put to use in implementing our environmental strategy across all of our segments. This strategy includes further reducing energy and water consumption, expanding our portfolio of green resorts, including LEED (Leadership in Energy & Environmental Design) certification, educating and inspiring associates and guests to support the environment, and embracing innovation.
Employees
As of December 31, 2018, we had approximately 23,000 employees with an average length of service of nearly seven years. We believe our relations with our employees are very good.
Executive Officers
See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report for information about our executive officers.
Available Information
Our investor relations website address is www.marriottvacationsworldwide.com/investor-relations. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any and all amendments thereto are available free of charge through our investor relations website as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). These materials are also accessible on the SEC’s website at www.sec.gov.
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
Development of a more robust secondary market may also cause the volume of VOI inventory that we are able to repurchase to decline, which could adversely impact our development margin, as we utilize this lower cost inventory source to supplement our inventory needs and reduce our cost of vacation ownership products.
Our ability to develop, acquire and repurchase vacation ownership inventory may be impaired if we or third parties with whom we do business, including vacation property developers, are unable to access capital when necessary.
The availability of funds for new investments, primarily developing, acquiring or repurchasing vacation ownership inventory, depends in part on liquidity factors and capital markets over which we can exert little, if any, control. We have historically securitized in the ABS market the majority of the U.S. dollar denominated consumer loans that we originate, completing transactions once each year for the past several years. Instability in the financial markets could impact the timing and volume of any securitizations we undertake, as well as the financial terms of such securitizations. Any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations. Such deterioration could also impact our ability to renew our Warehouse Credit Facility, which we must do in order to access funds under that facility after March 2020, on terms favorable to us, or at all. Further, any indebtedness we incur, including indebtedness under the Revolving Corporate Credit Facility or the Warehouse Credit Facility, may adversely affect our ability to obtain additional financing. If we are unable to access these sources of funds on acceptable terms, our ability to acquire additional vacation ownership inventory, repurchase VOIs that our owners propose to sell to third parties, or make other investments in our business could be impaired. In addition, a slowdown in sales of VOIs decreases the sources of new members for our exchange networks, and developers may seek to extend or adjust payment terms with us.
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
Our reliance on capital efficient transactions to satisfy a portion of our future needs for Vacation Ownership segment inventory and additional on-site sales locations may impact our ability to have inventory available for sale when needed.
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
We conduct business globally, and our operations outside the United States represented approximately 13 percent of our revenues, excluding cost reimbursements, for the twelve months ended December 31, 2018. International properties and operations expose us to a number of additional challenges and risks, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business:

•	complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions;

•	increases in anti-American sentiment and the identification of our brands as American brands;

•	U.S. laws that affect the activities of U.S. companies abroad;

•	the presence and acceptance of varying levels of business corruption in international markets and the effect of various anticorruption and other laws;

•	tax impacts and legal restrictions associated with the repatriation of our non-U.S. earnings;

•	the difficulties involved in managing an organization doing business in many different countries;

•	uncertainties as to the enforceability of contract and intellectual property rights under local laws;

•	changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;

•	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;

•	forced nationalization of resort properties by local, state or national governments; and

•	other exposure to local economic risks.
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
Like other companies, we have experienced cyber security threats to our data and systems, our company sensitive information, and our information technology infrastructure, including malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. For example, in June 2018, we identified fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $10 million, resulting from unauthorized third-party access to our email system. While we have recovered $6 million of these funds and believe additional amounts may be recoverable through insurance, we make no assurances that the remaining funds will be recovered or that any future loss would be recovered. In addition, our licensor, Marriott International, announced in November 2018 that it had experienced a data breach that included our customers’ data. A significant cyber-attack or theft, loss, or fraudulent use of customer, employee or company data maintained by us or by a service provider or licensor could adversely impact our reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers or licensors could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.
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
A series of Spanish court rulings over the past several years invalidating timeshare contracts have increased our exposure to litigation and such litigation may materially adversely affect our business and financial condition. These rulings have invalidated timeshare contracts entered into after January 1999 related to certain resorts in Spain if the timeshare structure of those resorts did not meet requirements prescribed by Spanish timeshare laws enacted in 1998, even if the structure was lawful prior to 1998 and adapted to the 1998 laws pursuant to mechanisms specified in the 1998 laws. These rulings have led to an increase in lawsuits by owners seeking to invalidate timeshare contracts in Spain, including a number of such lawsuits filed by owners at two of our resorts in Spain that have been decided in favor of the owners. If additional owners at our resorts in Spain file similar lawsuits, this may: result in the invalidation of those owners’ timeshare contracts entered into after January 1999; cause us to incur material litigation and other costs, including judgment or settlement payments; and materially adversely affect the results of operation of our Vacation Ownership segment, as well as our business and financial condition. The increased ability for owners of Spanish timeshares to void their contracts is negatively impacting other developers with resorts there which may lead to a significant decrease in the number of resorts located in Spain in the Interval International network and the loss of members that own VOIs at those resorts. Participants in the vacation ownership industry disagree with these rulings and are seeking to introduce legislation that will implement a more balanced approach. However, this new legislation may not be enacted. The timeshare laws, regulations and policies in Spain may continue to change or be subject to different interpretations in the future, including in ways that could negatively impact our business.
The industries in which our businesses operate are competitive, which may impact our ability to compete successfully.
Our businesses will be adversely impacted if they cannot compete effectively in their respective industries, each of which is highly competitive. A number of highly competitive companies participate in the vacation ownership industry, including several that are affiliated with branded hotel companies. We believe that competition in the vacation ownership industry is driven primarily by the quality, number and location of vacation ownership resorts, trust in the brand, pricing of product offerings and the availability of program benefits, such as exchange programs and access to affiliated hotel networks. Our brands compete with the vacation ownership brands of major hotel chains in national and international venues, as well as with the vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry. Competition in the vacation ownership industry may also increase as private competitors become publicly traded companies or existing publicly traded competitors spin-off their vacation ownership operations. For example, Hilton Grand Vacations Inc. and

Wyndham Destinations, Inc. have become stand-alone vacation ownership public companies within the past couple years. Competitors that are publicly traded companies may benefit from a lower cost of, and greater access to, capital, as well as more focused management attention.
Innovations that impact the industry may also lead to new products and services that could disrupt our business model and create new and stronger competitors. Under the license agreements with Marriott International and The Ritz-Carlton Hotel Company, if other international hotel operators offer new products and services as part of their respective hotel businesses that may directly compete with our vacation ownership products and services in the future, then Marriott International and The Ritz-Carlton Hotel Company may also offer such new products and services, and use their respective trademarks in connection with such offers. If Marriott International or The Ritz-Carlton Hotel Company offer new vacation ownership products and services under their trademarks, our vacation ownership products and services may compete directly with those of Marriott International or The Ritz-Carlton Hotel Company, and we may not be able to distinguish our vacation ownership products and services from those offered by Marriott International and The Ritz-Carlton Hotel Company. Our ability to remain competitive and to attract and retain owners depends on our success in distinguishing the quality and value of our products and services from those offered by others. If we cannot compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.
Our principal exchange network administered by Interval International included more than 3,200 resorts located in over 80 nations participated as of December 31, 2018. Interval International’s primary competitor, RCI, is larger. Through the resources of its corporate affiliates, particularly, Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. We believe that developers will continue to create, operate and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those offered by us, and adversely impacts the supply of resort accommodations available through our external exchange networks. The effects on our business are more pronounced as the proportion of vacation club corporate members in the Interval International network increases.
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
We license from Hyatt the exclusive global use of the Hyatt brand in connection with the Hyatt Vacation Ownership business. Because Hyatt did not consent to the ILG Acquisition prior to the consummation thereof, Hyatt has certain specified remedies under the license agreement that it may exercise during the one-year period following the consummation of the ILG Acquisition, including, among others, the ability to (i) terminate the license agreement, which may result in us having to pay a termination fee of up to $40 million or (ii) terminate our exclusivity under the license agreement, which may result in us having to pay certain costs and expenses in connection therewith. Hyatt may request modifications of the license agreement as a condition to consenting to the ILG Acquisition. The termination of the Hyatt license agreement, or the amendment of such agreement on terms less favorable to us, could harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position, and could have an adverse effect on our financial position, results of operations or cash flows.
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
Over a quarter of our Vacation Ownership segment resorts are co-located with same-branded hotel properties. If a branded hotel property with which one of our resorts is co-located ceases to be operated by or affiliated with the same brand as our resort, we could lose the benefits derived from co-location of our resorts, such as the sharing of amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We expect our overhead and operating costs for such resorts would increase. We would also lose our on-site access to hotel customers, including brand customer loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.
Our Exchange & Third-Party Management business depends on relationships with developers, members and other vacation property owners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
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
In addition, we depend on third parties to make certain benefits available to members of the Interval International network and we may not be able to provide these benefits to members if these third-parties won't make these benefits available. The loss of such benefits could result in a decrease in the number of Interval International members, which could materially adversely effect on our business, financial condition and results of operations.

Our business may be adversely affected by factors that disrupt or deter travel.
The success of our business and our profitability depend, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries, and may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is impacted by the number of prospective owners who visit our resorts. Fear of exposure to contagious and other diseases, such as Ebola virus, H1N1 Flu, Avian Flu, the Zika virus and Severe Acute Respiratory Syndrome, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, sinkholes, radiation releases, gas leaks and oil spills, may deter travelers from scheduling sales tours at our resorts or cause them to cancel travel plans. Damage to infrastructure, whether caused by natural or man-made disasters or other causes, that impedes travel may cause travelers to delay or cancel plans to tour or visit our resorts. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for vacation options such as our vacation ownership products may decrease if the cost of travel, including the cost of transportation and fuel, increases, airlift to vacation destinations decreases, or if general economic conditions decline. Changes in the desirability of the destinations where our branded, managed or exchange resorts are located and changes in vacation and travel patterns may adversely affect our cash flows, revenue and profits. For example, hurricanes in 2017 caused the Westin St. John Resort Villas; the Hyatt Residence Club Dorado, Hacienda del Mar and a number of other Interval International network resorts on affected islands to close for a prolonged period.
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

We may not be successful in maintaining compliance with all laws, regulations and policies to which we are currently subject, and the cost of compliance with such laws, regulations and policies could be significant. While we believe that our operations and practices have been structured in a manner to materially comply with applicable laws, regulations and policies, the relevant regulatory authorities may take a contrary position. The laws, regulations and policies to which we are subject may change or be subject to different interpretation in the future, including in ways that could decrease demand for the services offered by our businesses, increase costs, subject us to additional liabilities and negatively impact our business, including by decreasing demand for the services offered by our businesses, increasing costs and/or subjecting us to additional liabilities. Failure to comply with current or future applicable laws, regulations and policies could have a material adverse effect on our business. For example, if we do not comply with applicable laws, governmental authorities in the jurisdictions where the violations occurred may revoke or refuse to renew licenses or registrations we must have in order to operate our business. In addition, Europe’s 2016 General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, extends the jurisdictional scope of European data protection law and imposes additional data protection requirements; potential penalties for non-compliance with the GDPR include administrative fines of up to 4 percent of our annual worldwide revenue. Failure to comply with applicable laws could also render sales contracts for our products void or voidable, subject us to fines or other sanctions and increase our exposure to litigation, including claims against us by individuals alleging our failure to comply with laws, regulations or policies to which we are subject. Adverse action by governmental authorities alleging our failure to comply with laws, regulations or policies, or litigation by individuals alleging such failures, could adversely affect our business, financial condition and reputation.
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
On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act,” which significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The new legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and shifts from a “worldwide” system of taxation in which U.S. companies are taxed on their global income to a territorial system in which U.S. companies are only taxed on income earned in the United States. During 2018, the Department of the Treasury issued certain guidance in the form of notices and proposed regulations with respect to several provisions of the new legislation. We expect that additional regulations or other guidance may be issued with respect to the Tax Cut and Jobs Act in 2019 and subsequent years. We continue to examine the impact this tax reform legislation may have on our business . The impact of certain provisions of this tax reform on our financial condition and results of operations could be adverse and such impact could be material. In addition, foreign governments and U.S. state and local jurisdictions may enact tax laws in response to the Tax Cuts and Jobs Act that could result in further changes to global taxation and materially affect our financial position and results of operations.
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
Selling VOIs in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. Currently, our VOI sales are made primarily through a limited number of trust entities that issue VOIs. This structure can lead to a temporary depletion of inventory available for sale caused by: (1) delayed delivery of inventory under construction by us or third parties; (2) delayed receipt of required governmental registrations of inventory for sale; and (3) significant unanticipated increases in sales pace. If the inventory available for sale for a particular trust were to be depleted before new inventory is added and available for sale, we would be required to temporarily suspend sales until inventory is replenished. While we seek to avoid the risk of temporary inventory depletion by maintaining a surplus supply of completed inventory based on our forecasted sales pace, as well as by employing other mitigation strategies such as accelerating completion of resorts under construction, acquiring VOIs on the secondary market, or reducing sales pace by adjusting prices or sales incentives, a decline in VOI inventory could decrease our financing revenues generated from purchasers of VOIs and fee revenues generated by providing club, management, exchange, sales and marketing services. In addition, any temporary suspension of sales due to lack of inventory could reduce our cash flow and have a negative impact on our results of operations.
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
The maintenance fees that are levied on owners of our VOIs by property owners’ association boards are used to maintain and refurbish the vacation ownership properties. Property owners’ association boards may not levy sufficient maintenance fees, or owners of VOIs may fail to pay their maintenance fees for reasons such as financial hardship or because of damage to their VOIs from natural disasters such as hurricanes. Many of the third-party properties that we manage do not receive subsidies or resale services for foreclosed inventory from the developer. Once a property owners’ association begins to experience a high default rate, if it is unable to foreclose and resell units to paying owners, the situation worsens as the maintenance fees assessed to remaining owners continually increase to cover expenses. In these circumstances, not only could our management fee revenue be adversely affected, but the vacation ownership properties could fall into disrepair. If the property owners’ associations that we manage are unable to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties, such properties may be forced to close or file for bankruptcy, which may result in termination of our management agreements.

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
The resorts that we manage and the assets at vacation ownership resorts that are owned by us are all subject to certain requirements and potential liabilities under foreign, national, state, and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protection of the environment or health and safety. The costs of complying with these requirements are generally covered by the property owners’ associations that operate the affected resort property and are our responsibility for assets we own. To the extent that we hold interests in a particular resort, we would be responsible for their share of losses sustained by such resort as a result of a violation of any such environmental laws and regulations.

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
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue and determination of cost of sales, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for more information regarding changes in accounting standards that we recently adopted or expect to adopt in the future.
Risks related to our indebtedness and ownership of our common stock
Our indebtedness could adversely affect our business, financial condition and results of operations, including by decreasing our business flexibility.
In connection with the completion of the ILG Acquisition, we significantly increased our level of indebtedness. As of December 31, 2018, we had approximately $2,178 million of total corporate indebtedness outstanding, including (i) $900 million of gross secured indebtedness under the Corporate Credit Facility, (ii) $750 million of 6.500% Senior Notes due 2026, (iii) $141 million 5.625% Senior Notes due 2023 issued by Interval Acquisition Corp., (iv) $230 million of 1.50% Convertible Notes due 2022 (the “Convertible Notes”) and (v) $89 million of 5.625% Senior Notes due 2023 issued by Marriott Ownership Resorts, Inc. An additional $596 million was available for borrowing under the Revolving Corporate Credit Facility (excluding $4 million of outstanding letters of credit) as of December 31, 2018.

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

•	creates competitive disadvantages relative to other companies with lower debt levels; and

•	increases our vulnerability to the impact of adverse economic and industry conditions.
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
We and our subsidiaries may incur substantial additional indebtedness in the future, including secured indebtedness. As of December 31, 2018, we had approximately $3,884 million of total gross indebtedness outstanding. In the future, we could increase the amount available for borrowing under the Corporate Credit Facility by up to an amount equal to (i) the greater of $750 million and 100% of our Consolidated EBITDA (as defined in the Corporate Credit Facility) plus (ii) voluntary prepayments of loans and voluntary permanent commitment reductions under the Corporate Credit Facility and certain other reductions of debt plus (iii) additional amounts as long as the incurrence of such additional amounts would not exceed certain leverage ratios, in each case subject to securing additional commitments and certain other conditions.
Although the indentures that govern our various senior notes and our credit agreement for the Corporate Credit Facility limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of such agreements and instruments permit us to incur significant additional indebtedness. In addition, the indentures governing the senior notes allow us to issue additional notes under certain circumstances, which will also be guaranteed by the guarantors. Furthermore, such agreements and instruments will not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we and our subsidiaries incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our potential inability to service our debt, will increase.

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
Although holders of the Convertible Notes are generally not permitted to convert the Convertible Notes until June 15, 2022, in the event the conditional conversion feature of the Convertible Notes is triggered due to the trading price of the Convertible Notes or our common stock, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. See Footnote 14 “Debt,” to our Financial Statements for additional information. If one or more holders elect to convert their Convertible Notes, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to repurchase the Senior Unsecured Notes, the Exchange Notes, the IAC Notes or the Convertible Notes upon a fundamental change.
Upon the occurrence of certain fundamental changes, holders of the Senior Unsecured Notes, the Exchange Notes, the IAC Notes and the Convertible Notes have the right to require us to repurchase their notes at a purchase price equal to a specified percentage of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. In addition, unless we elect to deliver solely shares of our common stock upon conversion of the Convertible Notes, we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Senior Unsecured Notes, the Exchange Notes, the IAC Notes and/or the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by the agreements governing our existing indebtedness (including the credit agreement governing the Corporate Credit Facility) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase the Senior Unsecured Notes, the Exchange Notes, the IAC Notes and/or the Convertible Notes at a time when the repurchase is required or to pay cash payable on future conversions of the Convertible Notes as required would constitute a default under the applicable notes. Such a default or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the Corporate Credit Facility). If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Senior Unsecured Notes, the Exchange Notes, the IAC Notes and the Convertible Notes or make cash payments upon conversions of the Convertible Notes.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, may have a material effect on our reported financial results.
Under Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of certain convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component has been treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method if we have the ability and intent to settle in cash, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. Although we currently account for the Convertible Notes under the treasury stock method, we cannot be sure that we will be able to continue to demonstrate the ability or intent to settle the Convertible Notes in cash or that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.
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
In connection with establishing their initial hedges of the Convertible Note Hedges and the Warrants, the hedge counterparties and/or their respective affiliates advised us that they expected to purchase shares of our common stock in secondary market transactions and/or enter into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. The hedge counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in the secondary market. The effect, if any, of these activities on the market price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could cause or prevent an increase or a decline in the market price of our common stock or the Convertible Notes.
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

Our share repurchase program may not enhance long-term stockholder value and could increase the volatility of the market price of our common stock and diminish our cash reserves.
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

Risks related to ILG Acquisition, Vistana Spin-Off and Marriott Spin-Off transactions
The ILG Acquisition could result in material liability if it causes the Vistana Spin-Off to be taxable.
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
Pursuant to a Separation and Distribution Agreement that we entered into with Marriott International in connection with the spin-off of our company in 2011 (the “Marriott Spin-Off”), from and after the Marriott Spin-Off, each of us and Marriott International is responsible for the debts, liabilities and other obligations related to the business or businesses it owns and operates following the consummation of the Marriott Spin-Off. Although we do not expect to be liable for any obligations that were not allocated to us under such agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to Marriott International (for example, tax and/or environmental liabilities), particularly if Marriott International were to refuse or were unable to pay or perform the allocated obligations.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
As of December 31, 2018, our vacation ownership portfolio consisted of over 100 properties in the United States and twelve other countries and territories. These properties are described in Part I, Item 1, “Business,” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own all unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.
In addition, we own or lease our regional offices and sales centers, both in the United States and internationally. Our corporate headquarters in Orlando, Florida consists of approximately 160,000 square feet of leased space in two buildings, under leases expiring in August 2021. We also own an office facility in Lakeland, Florida consisting of approximately 125,000 square feet.
Item 3.        Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed under “Loss Contingencies” in Footnote 11 “Contingencies and Commitments” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.
Item 4.        Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “VAC.” We currently expect to pay quarterly cash dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. In addition, our Corporate Credit Facility contains restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.
Holders of Record
On February 22, 2019, there were 28,148 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these record holders; however, we believe that there were approximately 67,000 beneficial owners of our common stock as of February 22, 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2018 – October 31, 2018	157,500	$93.49	157,500	1,288,026
November 1, 2018 – November 30, 2018	560,800	$78.63	560,800	727,226
December 1, 2018 – December 31, 2018	515,000	$68.99	515,000	3,212,226
Total	1,233,300	$76.51	1,233,300	3,212,226
_________________________

(1)
On December 6, 2018, our Board of Directors authorized the extension of the duration of our existing share repurchase program to March 31, 2019, as well as the repurchase of up to 3.0 million additional shares of our common stock through December 31, 2019. As of December 31, 2018, our Board of Directors had authorized the repurchase of an aggregate of up to 14.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

Performance Graph
The above graph compares the relative performance of our common stock, the S&P MidCap 400 Index (which has included our common stock since the acquisition of ILG), the S&P SmallCap 600 Index (which included our common stock prior to the acquisition of ILG) and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. The graph assumes that $100 was invested in our common stock and each index on January 3, 2014. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

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
For 2018, we included Legacy-ILG results from September 1, 2018 to year-end 2018. The information contained in the table below for fiscal years 2017, 2016 and 2015 has been adjusted to recast certain prior period financial information to reflect our retrospective adoption of ASC 606, effective January 1, 2018, the first day of our 2018 fiscal year. See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for additional information on ASC 606 and Footnote 21 “Adoption Impact of New Revenue Standard” to our Financial Statements for further discussion of the adoption and the impact on our previously reported historical results. The information for fiscal year 2014 has not been adjusted to reflect the impact of the adoption of ASC 606.

	Fiscal Years(1)
(in millions, except per share amounts and members)	2018	2017(2)	2016(2)	2015(2)	2014(3)
Income Statement Data
Revenues	$2,968	$2,183	$2,000	$2,067	$1,716
Revenues net of total expenses	267	246	200	225	156
Net income attributable to common shareholders	55	235	122	127	81

Per Share Data
Basic earnings per share attributable to common shareholders	$1.64	$8.70	$4.37	$4.04	$2.40
Diluted earnings per share attributable to common shareholders	$1.61	$8.49	$4.29	$3.95	$2.33
Cash dividends declared per share	$1.65	$1.45	$1.25	$1.05	$0.25

Balance Sheet Data
Total assets	$9,018	$2,845	$2,320	$2,351	$2,531
Securitized debt, net	1,694	835	729	676	700
Debt, net	2,124	260	8	3	3
Mandatorily redeemable preferred stock of consolidated subsidiary, net	—	—	—	39	39
Total liabilities	5,552	1,804	1,425	1,372	1,451
MVW shareholders' equity	3,461	1,041	895	979	1,080
Noncontrolling interests	5	—	—	—	—

Operating Statistics
Vacation Ownership
Consolidated contract sales(4)	$1,073	$826	$741	$719	$699
Exchange & Third-Party Management
Total active members at end of period (000's)(5)	1,802	—	—	—	—
_________________________

(1)	In 2017, we changed our financial reporting cycle to a calendar year-end reporting cycle. All fiscal years presented before 2017 included 52 weeks.

(2)
Data presented herein has been reclassified to conform to our 2018 financial statement presentation. See Footnote 1 “Basis of Presentation” to our Financial Statements for further information on these reclassifications.

(3)	Amounts have not been restated for the retrospective adoption of ASC 606. As such, the selected financial data for 2014 is not comparable to the 2018, 2017, 2016 and 2015 information.

(4)
Contract sales consist of the total amount of vacation ownership product sales under contract signed during the period where we have received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third parties, which we refer to as “resales contract sales.” In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report in our Income Statements due to the requirements for revenue recognition described in Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business. Consolidated contract sales do not include contract sales from unconsolidated joint ventures.

(5)	Total active members represents the number of Interval International network active members at the end of the applicable period.
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
Explanatory Note
On January 1, 2018, the first day of our 2018 fiscal year, we adopted the new Revenue Standard and have restated our previously reported historical results to conform with this adoption. See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for additional information on ASU 2014-09, as amended, and Footnote 21 “Adoption Impact of New Revenue Standard” to our Financial Statements for further discussion of the adoption and the impact on our previously reported historical results.
Business Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental, and resort and property management, along with related businesses, products and services. Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.
On September 1, 2018, we completed the previously announced ILG Acquisition for approximately $4.2 billion in aggregate consideration. In connection with the ILG Acquisition, we entered into multiple financing arrangements, which include the issuance of senior notes and the replacement of our existing corporate credit facility with a new senior secured corporate credit agreement that provides for a term loan and revolving loans. See additional details on the ILG Acquisition and the related financing arrangements in Footnote 3 “Acquisitions and Dispositions” and Footnote 14 “Debt” to our Financial Statements.
As part of the ILG Acquisition, we acquired a 75.5 percent interest in VRI Europe (“VRI Europe”), a joint venture comprised of a European vacation ownership resort management business, which we subsequently disposed of on December 21, 2018. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for further information related to this transaction.
As of December 31, 2018, our Vacation Ownership segment had more than 100 resorts and over 660,000 owners and members of a diverse portfolio that includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton, Westin, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand, and we have a license to use the St. Regis brand for specified fractional ownership resorts.

Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
As of December 31, 2018, our Exchange & Third-Party Management segment includes exchange networks and membership programs comprised of more than 3,200 resorts in over 80 nations and nearly two million members, as well as management of over 180 other resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, and Aqua-Aston. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services.
Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to property owners’ associations consolidated under the voting interest model (“Consolidated Property Owners’ Associations”).
Hurricane Activity
During the third quarter of 2017, over 20 Legacy-MVW properties were negatively impacted by one or both of Hurricane Irma and Hurricane Maria (collectively, the “2017 Hurricanes”). As a result of the mandatory evacuations, shutdowns and cancellations of reservations and scheduled tours resulting from the 2017 Hurricanes, the sales operations at several of our locations, primarily those located on St. Thomas (USVI) and on Marco Island and Singer Island in Florida, were adversely impacted, along with the rental and ancillary operations at those locations. In addition, two Legacy-ILG properties remained closed at the end of 2018 because of the impact of the 2017 Hurricanes in St. John and Puerto Rico.
While many of the properties and sales centers impacted by the 2017 Hurricanes were fully or partially open by the end of September 2017, one resort and a modified sales gallery in St. Thomas opened in February 2018 and the remaining resort in St. Thomas opened in October 2018. The Legacy-ILG resort in St. John partially reopened in the 2019 first quarter and the Legacy-ILG resort in Puerto Rico is expected to open in 2020.
As of the end of 2018, we have received $29 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes. We have submitted most of the insurance claims for our Legacy-ILG business interruption losses as well as Legacy-MVW and Legacy-ILG property damage experienced by both us and associated property owners’ associations from these 2017 Hurricanes, and we received an initial $25 million advance of insurance proceeds related to the Legacy-ILG business interruption losses. However, we cannot quantify the extent of any additional payments under such claims at this time.
During the third quarter of 2018, our properties in Hawaii and South Carolina were negatively impacted by Hurricane Lane and Hurricane Florence, respectively (collectively, the “2018 Hurricanes”). As a result of the mandatory evacuations, shutdowns and cancellations of reservations and scheduled tours resulting from the 2018 Hurricanes, the sales operations at several of our locations were adversely impacted, along with rental and ancillary operations at those locations. The Hawaii sales locations and the sales gallery in Hilton Head, South Carolina were closed for up to one week. The Myrtle Beach, South Carolina properties were closed for up to two weeks and partially reopened in October, and the remaining units were reopened in the 2018 fourth quarter.
Significant Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of VOIs when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of the contracts with the customer and business practices, control of the vacation ownership product is transferred to the customer at closing for Legacy-MVW transactions and upon expiration of the statutory rescission period for Legacy-ILG transactions. Sales of vacation ownership products may be made for cash or we may provide financing. In addition, we recognize settlement fees associated with the transfer of vacation ownership products and commission revenues from sales of vacation ownership products on behalf of third parties, which we refer to as “resales revenue.”
We also provide sales incentives to certain purchasers. These sales incentives typically include Marriott Bonvoy points, World of Hyatt points or an alternative sales incentive that we refer to as “plus points.” These plus points are redeemable for stays at our resorts or for use in other third-party offerings, generally up to two years from the date of issuance. Typically, sales incentives are only awarded if the sale is closed.
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
Cost of vacation ownership products includes costs to develop and construct our projects (also known as real estate inventory costs), other non-capitalizable costs associated with the overall project development process and settlement expenses associated with the closing process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or inventory costs for the project in a period, a non-cash adjustment is recorded on our Income Statements to true-up costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-up activity, can have a positive or negative impact on our Income Statements.
We refer to revenues from the sale of vacation ownership products less the cost of vacation ownership products and marketing and sales costs as development margin. Development margin percentage is calculated by dividing development margin by revenues from the sale of vacation ownership products.
Management and Exchange
Our management and exchange revenues include revenues generated from fees we earn for managing each of our vacation ownership resorts, providing property management, property owners’ association management and related services to third-party vacation ownership resorts and fees we earn for providing rental services and related hotel, condominium resort, and property owners’ association management services to vacation property owners.
In addition, we earn revenue from ancillary offerings, including food and beverage outlets, golf courses and other retail and service outlets located at our Vacation Ownership resorts. We also receive annual membership fees, club dues and certain transaction-based fees from members, owners and other third parties.
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

	Fiscal Years
	2018	2017	2016
Average FICO score	738	743	741
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

Acquired vacation ownership notes receivable are accounted for using the expected cash flow method of recognizing discount accretion based on the expected cash flows. At acquisition, we recorded these vacation ownership notes receivable at a preliminary estimate of fair value, including a credit discount which is accreted as an adjustment to yield over the estimated life of the vacation ownership notes receivable. Our acquired vacation ownership notes receivable are remeasured at each reporting date based on expected future cash flows which takes into consideration an estimated measure of anticipated defaults and early repayments. See Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements for further information regarding the accounting for acquired vacation ownership notes receivable.
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 64 percent in the 2017 fiscal year and 62 percent in the 2018 fiscal year. We expect to continue to offer financing incentive programs in 2019 and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Fiscal Years
	2018	2017	2016
Historical default rates	3.8%	3.6%	3.8%
Consumer financing interest expense represents interest expense associated with the Warehouse Credit Facility and from the securitization of our vacation ownership notes receivable. We distinguish consumer financing interest expense from all other interest expense because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us.
Rental
In our Vacation Ownership segment, we operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of owned-hotel properties. We also recognize rental revenue from the utilization of plus points under the MVCD program when the points are redeemed for rental stays at one of our resorts or in the Explorer Collection. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with ASC Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.
In our Exchange & Third-Party Management segment, we offer vacation rental opportunities to members of the Interval International network and certain other membership programs. The offering of Getaways allows us to monetize excess availability of resort accommodations within the applicable exchange network. Resort accommodations available as Getaways typically result from seasonal oversupply or underutilized space, as well as resort accommodations we source specifically for Getaways.

Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternative usage options, including Marriott Bonvoy points and offerings available as part of the Explorer Collection, for owners who elect to exchange their inventory;

•	Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services); and

•	Costs to secure resort accommodations for use in Getaways.
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
Interest Expense
Interest expense consists of all interest expense other than consumer financing interest expense.
Other Items
We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products;

•	Total contract sales include contract sales from the sale of vacation ownership products including joint ventures

•	Consolidated contract sales exclude contracts sales from the sale of vacation ownership products for joint ventures

•	Development margin percentage;

•
Volume per guest (“VPG”), which we calculate by dividing consolidated vacation ownership contract sales, excluding fractional sales, telesales, resales, joint venture sales and other sales that are not attributed to a tour at a sales location, by the number of tours at sales locations in a given period (which we refer to as “tour flow”). We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase;

•
Average revenue per member, which we calculate by dividing membership fee revenue, transaction revenue and other member revenue for the Interval International network by the monthly weighted average number of Interval International network active members during the applicable period; and

•	Total active members, which is the number of Interval International network active members at the end of the applicable period.

CONSOLIDATED RESULTS

	Fiscal Years
($ in millions)	2018	2017	2016
REVENUES
Sale of vacation ownership products	$990	$757	$623
Management and exchange	499	279	278
Rental	371	262	252
Financing	183	135	127
Cost reimbursements	925	750	720
TOTAL REVENUES	2,968	2,183	2,000
EXPENSES
Cost of vacation ownership products	260	194	163
Marketing and sales	527	388	334
Management and exchange	259	147	149
Rental	281	221	210
Financing	65	43	43
General and administrative	198	106	100
Depreciation and amortization	62	21	21
Litigation settlement	46	4	(1)
Royalty fee	78	63	61
Cost reimbursements	925	750	720
TOTAL EXPENSES	2,701	1,937	1,800
Gains and other income, net	21	6	11
Interest expense	(54)	(10)	(9)
ILG acquisition-related costs	(127)	(1)	—
Other	(4)	(1)	(4)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	103	240	198
Provision for income taxes	(51)	(5)	(76)
NET INCOME	52	235	122
Net loss attributable to noncontrolling interests	3	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$55	$235	$122
Operating Statistics
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
(Contract sales $ in millions)	2018	2017	Change
Vacation Ownership
Total contract sales	$1,089	$826	$263	$187	$76	9%
Consolidated contract sales	$1,073	$826	$247	$171	$76	9%
Legacy-MVW North America
Consolidated contract sales	$814	$750	$64		$64	9%
VPG	$3,666	$3,565	$101		$101	3%
Tour flow	204,208	192,656	11,552		11,552	6%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,802	—

2017 Compared to 2016

	Fiscal Years
(Contract sales $ in millions)	2017	2016	Change	% Change
Vacation Ownership
Total contract sales	$826	$741	$85	11%
Consolidated contract sales	$826	$741	$85	11%
Legacy-MVW North America
Consolidated contract sales	$750	$663	$87	13%
VPG	$3,565	$3,462	$103	3%
Tour flow	192,656	171,601	21,055	12%
Revenues
2018 Compared to 2017
The following table presents our revenues for the 2018 fiscal year compared to the 2017 fiscal year and, as a result of the ILG Acquisition on September 1, 2018, includes results for Legacy-ILG only for the months of September through December 2018.

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Vacation Ownership	$2,803	$2,183	$620	$403	$217	10%
Exchange & Third-Party Management	161	—	161	161	—	—%
Total Segment Revenues	2,964	2,183	781	564	217
Consolidated Property Owners’ Associations	4	—	4	4	—	—%
Total Revenues	$2,968	$2,183	$785	$568	$217	10%
2017 Compared to 2016
The following table presents our revenues for the 2017 fiscal year compared to the 2016 fiscal year.

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Vacation Ownership	$2,183	$2,000	$183	9%
Total Revenues	$2,183	$2,000	$183	9%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common shareholders, before interest expense (excluding consumer financing interest expense), income taxes, depreciation and amortization. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense because we consider it to be an operating expense of our business. We consider EBITDA and Adjusted EBITDA to be indicators of operating performance, which we use to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA and Adjusted EBITDA, as do analysts, lenders, investors and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. We evaluate Adjusted EBITDA as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Together, EBITDA and Adjusted

EBITDA facilitate our comparison of results from our on-going core operations before the impact of these items with results from other vacation companies.
EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do or may not calculate them at all, limiting their usefulness as comparative measures. The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with Net income attributable to common shareholders, which is the most directly comparable GAAP financial measure.
2018 Compared to 2017

				Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
	Fiscal Years
($ in millions)	2018	2017	Change
Net income attributable to common shareholders	$55	$235	$(180)	(2)	$(178)
Interest expense	54	10	44	2	42
Tax provision	51	5	46	6	40
Depreciation and amortization	62	21	41	38	3
EBITDA	222	271	(49)	44	(93)
Share-based compensation expense	35	16	19	14	5
Certain items	162	7	155	41	114
Adjusted EBITDA	$419	$294	$125	$99	$26
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change
Net income attributable to common shareholders	$235	$122	$113
Interest expense	10	9	1
Tax provision	5	76	(71)
Depreciation and amortization	21	21	—
EBITDA	271	228	43
Share-based compensation expense	16	14	2
Certain items	7	(5)	12
Adjusted EBITDA	$294	$237	$57
Certain items for the 2018 fiscal year consisted of $127 million of ILG acquisition-related costs, $46 million of litigation settlement charges, $8 million of losses and other expense, $6 million of unfavorable purchase accounting adjustments and $4 million of costs associated with the anticipated capital efficient acquisitions of operating properties in San Francisco, California and New York, partially offset by $29 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricanes Irma and Maria. These exclusions increased EBITDA by $162 million.
Certain items for the 2017 fiscal year consisted of $9 million in net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Matthew in 2016, $7 million of variable compensation expense related to the Legacy-MVW impact of the 2017 Hurricanes, $4 million of litigation settlement expenses, $2 million of acquisition costs, a charge of $1 million associated with the estimated property damage insurance deductibles and impairment of property and equipment at several of our Legacy-MVW resorts, primarily in Florida and the Caribbean, that were impacted by the 2017 Hurricanes, $1 million of variable compensation expense related to the impact of Hurricane Matthew and less than $1 million of miscellaneous losses and other expense. These exclusions increased EBITDA by $7 million.
Certain items for the 2016 fiscal year consisted of $11 million of gains and other income not associated with our on-going core operations, $5 million of acquisition costs, $1 million of hurricane related expenses, less than $1 million of profit from the operations of the portion of the property we acquired in Surfers Paradise, Australia in 2015 that we sold in the second quarter of 2016, and a less than $1 million reversal of litigation settlement expense. In the aggregate, these exclusions decreased EBITDA by $5 million.

Segment Adjusted EBITDA
2018 Compared to 2017

				Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
	Fiscal Years
($ in millions)	2018	2017	Change
Vacation Ownership	$511	$383	$128	86	42
Exchange & Third-Party Management	77	—	77	77	—
Segment adjusted EBITDA	588	383	205	163	42
General and administrative	(171)	(89)	(82)	(66)	(16)
Consolidated property owners’ associations	2	—	2	2	—
Adjusted EBITDA	$419	$294	$125	$99	$26
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change
Vacation Ownership	$383	$326	$57
Segment adjusted EBITDA	383	326	57
General and administrative	(89)	(89)	—
Adjusted EBITDA	$294	$237	$57
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership
2018 Compared to 2017

				Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
	Fiscal Years
($ in millions)	2018	2017	Change
Segment adjusted EBITDA	$511	$383	$128	$86	$42
Depreciation and amortization	(37)	(17)	(20)	(17)	(3)
Share-based compensation expense	(7)	(3)	(4)	(2)	(2)
Certain items	(24)	(2)	(22)	(4)	(18)
Segment financial results	$443	$361	$82	$63	$19
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change
Segment adjusted EBITDA	$383	$326	$57
Depreciation and amortization	(17)	(16)	(1)
Share-based compensation expense	(3)	(3)	—
Certain items	(2)	5	(7)
Segment financial results	$361	$312	$49
Certain items in the Vacation Ownership segment for the 2018 fiscal year consisted of $46 million of litigation settlement charges, $4 million of costs associated with the anticipated capital efficient vacation ownership acquisitions of operating properties in San Francisco, California and New York, $2 million of unfavorable purchase accounting adjustments and $1 million of miscellaneous losses and other expense, partially offset by $29 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricanes Irma and Maria. These items decreased segment financial results by $24 million.

Certain items in the Vacation Ownership segment for the 2017 fiscal year consisted of $4 million of litigation settlement expenses, $3 million of variable compensation expense related to the impact of the 2017 Hurricanes, and $1 million of acquisition costs, partially offset by $6 million of gains and other income. The $6 million of gains and other income included $9 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Matthew in 2016, a charge of $2 million associated with the estimated property damage insurance deductibles at several of our Legacy-MVW properties, primarily in Florida and the Caribbean, that were impacted by the 2017 Hurricanes, and less than $1 million of miscellaneous losses and other expense. These items decreased segment financial results by $2 million.
Certain items in the Vacation Ownership segment for the 2016 fiscal year consisted of $11 million of gains and other income not associated with our on-going core operations, $5 million of acquisition costs, $1 million of hurricane related expenses, less than $1 million of profit from the operations of the portion of the property we acquired in Surfers Paradise, Australia in 2015 that we sold in the second quarter of 2016, and a less than $1 million reversal of litigation settlement expense. These items increased segment financial results by $5 million.
Exchange & Third-Party Management
2018 Compared to 2017

	Fiscal Years
($ in millions)	2018	2017	Change
Segment adjusted EBITDA	$77	$—	$77
Depreciation and amortization	(16)	—	(16)
Share-based compensation expense	(1)	—	(1)
Certain items	(3)	—	(3)
Segment financial results	$57	$—	$57
Certain items in the Exchange & Third-Party Management segment for the 2018 fiscal year consisted of $4 million of unfavorable purchase accounting adjustments, partially offset by $1 million of miscellaneous gains and other income. These items decreased segment financial results by $3 million.

BUSINESS SEGMENTS
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 18 “Business Segments” to our Financial Statements for further information on our segments.
VACATION OWNERSHIP

	Fiscal Years
($ in millions)	2018	2017	2016
REVENUES
Sale of vacation ownership products	$990	$757	$623
Resort management and other services	359	279	278
Rental	352	262	252
Financing	182	135	127
Cost reimbursements	920	750	720
TOTAL REVENUES	2,803	2,183	2,000
EXPENSES
Cost of vacation ownership products	260	194	163
Marketing and sales	513	388	334
Resort management and other services	190	147	149
Rental	277	221	210
Financing	64	43	43
Depreciation and amortization	37	17	16
Litigation settlement	46	4	(1)
Royalty fee	78	63	61
Cost reimbursements	920	750	720
TOTAL EXPENSES	2,385	1,827	1,695
Gains and other income, net	28	6	11
Other	(4)	(1)	(4)
SEGMENT RESULTS BEFORE NONCONTROLLING INTERESTS	442	361	312
Net loss attributable to noncontrolling interests	1	—	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$443	$361	$312
Contract Sales
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Legacy-MVW North America consolidated contract sales	$814	$750	$64	$—	$64	9%
Other consolidated contract sales	259	76	183	171	12	17%
Total consolidated contract sales	1,073	826	247	171	76	9%
Joint venture contract sales	16	—	16	16	—	—%
Total contract sales	$1,089	$826	$263	$187	$76	9%
Total contract sales increased $263 million, driven in part by the inclusion of four months of results from the ILG Acquisition during the 2018 third quarter. Excluding the impact of the ILG Acquisition, total contract sales increased $76 million or 9 percent. We estimate the ongoing impact of the 2017 Hurricanes and the impact of the 2018 Hurricanes negatively affected Legacy-MVW contract sales by $17 million in the 2018 fiscal year. Excluding the impact of these hurricanes, we estimate that Legacy-MVW total contract sales would have increased 11 percent over the prior year period.

The $64 million increase in Legacy-MVW North America contract sales reflected a 6 percent increase in the number of tours and a 3 percent increase in VPG to $3,666 in the 2018 fiscal year from $3,565 in the 2017 fiscal year. The 6 percent increase in the number of North America tours was due to increases in both owner tours and first time buyer tours. In addition, the increase in the number of total tours reflected the continued ramp up of new sales locations as well as an increase in tours from existing sales locations. The increase in VPG resulted from a 0.5 percentage point increase in closing efficiency and higher pricing. The $12 million increase in Legacy-MVW other consolidated contract sales was driven by an increase in tours at our Asia Pacific sales location, which included increases at existing sales locations as well as the continued ramp-up of new sales locations in Australia and Bali, Indonesia.
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Legacy-MVW North America consolidated contract sales	$750	$663	$87	13%
Other consolidated contract sales	76	78	(2)	(4%)
Total consolidated contract sales	826	741	85	11%
Joint venture contract sales	—	—	—	—%
Total contract sales	$826	$741	$85	11%
The $85 million increase in Legacy-MVW contract sales reflected a 12 percent increase in North America tours and a 3 percent increase in North America VPG to $3,565 in the 2017 fiscal year from $3,462 in the 2016 fiscal year. The increase in the number of North America tours was due to increases in both owner tours and first time buyer tours, and was driven by programs that were implemented in 2015 or later to generate additional tours. The 12 percent increase in North America tours included an increase of 8 percent from new sales locations and an increase of 4 percent from existing sales locations.
We estimate that the 2017 Hurricanes negatively impacted Legacy-MVW North America contract sales by $20 million in 2017 and Hurricane Matthew negatively impacted Legacy-MVW North America contract sales by $8 million in 2016. Additionally, adjusting for the estimated impact of hurricane activity in 2016 and 2017, Legacy-MVW total contract sales would have increased by 13 percent for the full year.
Sale of Vacation Ownership Products
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Total contract sales	$1,089	$826	$263	$187	$76	9%
Less resales contract sales	(30)	(23)	(7)	—	(7)
Less joint venture contract sales	(16)	—	(16)	(16)	—
Consolidated contract sales, net of resales	1,043	803	240	171	69
Plus:
Settlement revenue(1)	26	15	11	9	2
Resales revenue(1)	12	8	4	—	4
Revenue recognition adjustments:
Reportability	11	20	(9)	(3)	(6)
Sales reserve	(64)	(52)	(12)	(12)	—
Other(2)	(38)	(37)	(1)	(6)	5
Sale of vacation ownership products	$990	$757	$233	$159	$74	10%
_______________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.

Excluding the impact of the ILG Acquisition, sale of vacation ownership products revenue increased $74 million, driven by the increase in contract sales and lower other adjustments in the 2018 fiscal year, partially offset by an unfavorable year over year change in revenue reportability due to a larger increase in closed contracts during the 2017 fiscal year than during the 2018 fiscal year.
Legacy-MVW sales reserve was unchanged from 2017 to 2018, and reflected a lower required reserve in the 2018 fiscal year due to lower default and delinquency activity, offset by a higher reserve required due to the increase in contract closings.
The decrease in Legacy-MVW other adjustments was driven by a decrease in the utilization of sales incentives in the 2018 fiscal year, partially offset by the increase in contract closings.
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Total contract sales	$826	$741	$85	11%
Less resales contract sales	(23)	(17)	(6)
Consolidated contract sales, net of resales	803	724	79
Plus:
Settlement revenue(1)	15	12	3
Resales revenue(1)	8	7	1
Revenue recognition adjustments:
Reportability	20	(40)	60
Sales reserve	(52)	(44)	(8)
Other(2)	(37)	(36)	(1)
Sale of vacation ownership products	$757	$623	$134	22%
_______________

(1)	Previously included in Resort management and other services revenue prior to the adoption of the new Revenue Standard.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Revenue reportability had a positive impact in 2017 due to a decrease in unclosed contracts during 2017. Revenue reportability had a negative impact in 2016 due to an increase in unclosed contracts during 2016.
The higher sales reserve reflected the higher vacation ownership contract sales volume.
The increase in other adjustments for sales incentives was driven by the increase in contract sales, partially offset by a decrease in the utilization of plus points as a sales incentive in our Vacation Ownership segment in 2017. These revenues are deferred and recognized as rental revenue when those points are redeemed or expire.
Development Margin
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Sale of vacation ownership products	$990	$757	$233	$159	$74	10%
Cost of vacation ownership products	(260)	(194)	(66)	(44)	(22)	(11%)
Marketing and sales	(513)	(388)	(125)	(82)	(43)	(11%)
Development margin	$217	$175	$42	$33	$9	5%
Development margin percentage	21.9%	23.1%	(1.2 pts)
Excluding the impact of the ILG Acquisition, development margin increased $9 million or 5 percent. The increase in Legacy-MVW development margin reflected $22 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), partially offset by a $9 million decline due to unfavorable mix of higher cost real estate inventory being sold and a $4 million decline due to unfavorable revenue reportability compared to the 2017 fiscal year.
The 1.2 percentage point decline in the development margin percentage reflected a 1.0 percentage point decline due to an unfavorable mix of higher cost vacation ownership real estate inventory being sold, a 0.4 percentage point decline due to the unfavorable revenue reportability year-over-year and a positive 0.2 percentage point impact from the inclusion of Legacy-ILG results from September 2018 to December 2018. Legacy-MVW development margin percentage was 22.2 percent in the 2018 fiscal year. The 2018 fiscal year Legacy-MVW marketing and sales cost percentage was in line with the 2017 fiscal year.
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Sale of vacation ownership products	$757	$623	$134	22%
Cost of vacation ownership products	(194)	(163)	(31)	(20%)
Marketing and sales	(388)	(334)	(54)	(16%)
Development margin	$175	$126	$49	39%
Development margin percentage	23.1%	20.2%	2.9 pts
Development margin increased $49 million or 39 percent. The increase reflected a $43 million increase due to favorable revenue reportability compared to the 2016 fiscal year, $18 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales) and $11 million from a favorable mix of lower cost real estate inventory being sold. These increases are partially offset by $15 million of unfavorable changes in product cost true-up activity (no true-up activity in 2017 compared to $15 million of favorable true-up activity in 2016), $5 million of incremental marketing and sales costs to the ramp-up of new sales locations and $3 million of non-recurring variable compensation expense related to the impact of the 2017 Hurricanes.
The 2.9 percentage point increase in the development margin percentage reflected a 4.3 percentage point increase due to the favorable revenue reportability year-over-year and a 1.5 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold. These increases were partially offset by a 1.9 percentage point decrease due to the unfavorable change in product cost true-up activity year-over-year and a 1.0 percentage point decline due to higher marketing and sales costs (of which 0.6 percentage points was due to the higher ramp-up expenses in 2017 associated with six new sales locations and 0.4 percentage points was due to variable compensation expense related to the impact of the 2017 Hurricanes).
Resort Management and Other Services Revenues, Expenses and Margin
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Management fee revenues	$114	$89	$25	$15	$10	11%
Ancillary revenues	160	118	42	33	9	8%
Other management and exchange revenues	85	72	13	11	2	3%
Resort management and other services revenues	359	279	80	59	21	8%
Resort management and other services expenses	(190)	(147)	(43)	(37)	(6)	(4%)
Resort management and other services margin	$169	$132	$37	$22	$15	12%
Resort management and other services margin percentage	47.1%	47.4%	(0.3 pts)
Excluding the impact of the ILG Acquisition, resort management and other services revenues reflected $10 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $9 million of higher ancillary revenues from food and beverage and golf offerings at our resorts and $5 million of higher annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the average club dues charged to enrolled owners, partially offset by $3 million of lower refurbishment and other revenues due to a decrease in the number of refurbishment projects completed in the 2018 fiscal year.

Excluding the impact of the ILG Acquisition, the increase in the resort management and other services margin reflected the increases in revenue, partially offset by $6 million of higher ancillary and other expenses primarily from food and beverage and golf offerings at our resorts in support of the higher revenues mentioned above.
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Management fee revenues	$89	$84	$5	5%
Ancillary revenues	118	$124	(6)	(5%)
Other management and exchange revenues	72	70	2	4%
Resort management and other services revenues	279	278	1	—%
Resort management and other services expenses	(147)	(149)	2	2%
Resort management and other services margin	$132	$129	$3	3%
Resort management and other services margin percentage	47.4%	46.3%	1.1 pts
The increase in resort management and other services revenues reflected $5 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $1 million of additional annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program, and $1 million of higher refurbishment revenue due to an increase in the number of refurbishment projects completed in 2017. These increases were partially offset by $6 million of lower ancillary revenues. The decline in ancillary revenues included $7 million of lower revenues due to new outsourcing arrangements at multiple vacation ownership resorts in North America and $6 million of lower ancillary revenues from the operating property in Surfers Paradise, Australia (a portion of which was disposed of in the 2016 second quarter), partially offset by $7 million of higher revenues from food and beverage and golf offerings that we continue to operate at our resorts.
The improvement in the resort management and other services margin reflected the increases in revenue as well as $2 million of lower expenses. The lower expenses included $6 million of lower ancillary expenses due to new outsourcing arrangements at multiple vacation ownership resorts in North America and $6 million of lower ancillary expenses from the operating property in Surfers Paradise, Australia, partially offset by $6 million of higher ancillary expenses from food and beverage and golf offerings that we continue to operate at our resorts, $3 million of higher customer service expenses and expenses associated with the MVCD program and $1 million of higher refurbishment expenses due to an increase in the number of projects being refurbished in 2017.
The ancillary revenue producing portions of the operating property in Surfers Paradise, Australia were included in the portion of the operating property sold in the second quarter of 2016. Therefore, we do not anticipate future ancillary revenues or expenses at this property. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for further information related to this transaction.
Rental Revenues, Expenses and Margin
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Rental revenues	$352	$262	$90	$68	$22	8%
Rental expenses	(277)	(221)	(56)	(48)	(8)	(4%)
Rental margin	$75	$41	$34	$20	$14	34%
Rental margin percentage	21.5%	15.4%	6.1 pts

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
	2018	2017	Change
Transient keys rented(1)	1,598,994	1,278,490	320,504	307,589	12,915	1%
Average transient key rate	$222.10	$216.29	$5.81	$0.57	$5.24	2%
Resort occupancy	88.5%	88.7%	(0.2 pts)	(2.3 pts)	2.1 pts
_________________________

(1)	Transient keys rented exclude those obtained through the use of plus points and preview stays.
Excluding the impact of the ILG Acquisition, rental revenue increased $22 million due to 2 percent higher average transient rate ($7 million), higher other revenues ($6 million), higher plus points revenue ($6 million) and a 1 percent increase in transient keys rented ($3 million).
Excluding the impact of the ILG Acquisition, the increase in rental margin reflected the higher rental revenues net of direct variable expenses (such as housekeeping) and the $6 million increase in plus points revenue, partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Rental revenues	$262	$252	$10	4%
Rental expenses	(221)	(210)	(11)	(6%)
Rental margin	$41	$42	$(1)	(5%)
Rental margin percentage	15.4%	16.9%	(1.5 pts)

	Fiscal Years
	2017	2016	Change	% Change
Transient keys rented(1)	1,278,490	1,206,118	72,372	6%
Average transient key rate	$216.29	$216.57	$(0.28)	—%
Resort occupancy	88.7%	89.1%	(0.4 pts)
_________________________

(1)
Transient keys rented exclude those obtained through the use of plus points, preview stays and those associated with our operating properties in San Diego, California and Surfers Paradise, Australia prior to their respective conversions to vacation ownership inventory.

The increase in rental revenues was due to a 6 percent increase in transient keys rented ($16 million) driven by a 6 percent increase in available keys and $3 million of higher plus points revenue (which is recognized when the points are redeemed or expire), partially offset by $6 million of revenue in 2016 from the operating property in Surfers Paradise, Australia prior to the conversion of the property to vacation ownership inventory (a portion of which was disposed of in the second quarter of 2016) and $3 million of revenue in 2016 at our operating property in San Diego, California prior to the conversion of the property to vacation ownership inventory.
The decrease in rental margin reflected higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees, partially offset by the higher rental revenues net of direct variable expenses (such as housekeeping) and the $3 million increase in plus points revenue.

Financing Revenues, Expenses and Margin
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Interest income	$175	$128	$47	$34	$13	10%
Other financing revenues	7	7	—	—	—	—%
Financing revenues	182	135	47	34	13	10%
Financing expenses	(24)	(18)	(6)	(5)	(1)	(9%)
Consumer financing interest expense	(40)	(25)	(15)	(9)	(6)	(26%)
Financing margin	$118	$92	$26	$20	$6	5%
Financing propensity	62.0%	64.0%
Excluding the impact of the ILG Acquisition, financing revenues increased 13 million due to a $154 million increase in the average gross vacation ownership notes receivable balance ($18 million), partially offset by higher financing program incentive costs ($5 million).
Excluding the impact of the ILG Acquisition, the increase in financing margin reflected the higher financing revenues, partially offset by higher consumer financing interest expense and higher other expenses. The higher consumer financing interest expense was due to a higher average outstanding debt balance ($5 million) and a higher average interest rate on outstanding debt balances ($1 million) due to the higher interest rate applicable to our most recently completed securitization of vacation ownership notes receivable. The higher other expenses were due to an increase in variable expenses associated with the increase in the average gross vacation ownership notes receivable balance.
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Interest income	$128	$120	$8	7%
Other financing revenues	7	7	—	—%
Financing revenues	135	127	8	6%
Financing expenses	(18)	(19)	1	4%
Consumer financing interest expense	(25)	(24)	(1)	(6%)
Financing margin	$92	$84	$8	8%
Financing propensity	64.0%	60.1%
The increase in financing revenues was due to a $119 million increase in the average gross vacation ownership notes receivable balance ($17 million), partially offset by higher financing program incentive costs ($6 million) and a slight decrease in the weighted average coupon rate of our vacation ownership notes receivable ($3 million).
The increase in financing margin reflected the higher financing revenues and lower other expenses, partially offset by higher consumer financing interest expense. The higher consumer financing interest expense was due to a higher average outstanding debt balance in 2017.
Depreciation and Amortization
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Depreciation and amortization	$37	$17	$20	$17	$3	11%

Excluding the impact of the ILG Acquisition, depreciation and amortization increased by $3 million over the 2017 fiscal year, reflecting additional depreciation of completed vacation ownership units classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.

2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Depreciation and amortization	$17	$16	$1	6%
Litigation Settlement
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Litigation settlement	$46	$4	$42	$—	$42	NM
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Litigation settlement	$4	$(1)	$5	NM
In 2018, we incurred $46 million of litigation settlement charges, including $28 million related to a previously managed project in Hawaii, $11 million related to a project in San Francisco, $5 million related to a project in Lake Tahoe, $1 million related to an Asia Pacific tax matter and $1 million related to projects in Europe.
In 2017, we incurred $4 million of litigation settlement charges, including $2 million related to the repurchase of two previously sold residential units at one of our resorts in North America, a $1 million charge related to the settlement of a construction related dispute at one of our resorts in North America and $1 million of various other charges.
In 2016, we reversed the remaining accrual of less than $1 million related to a 2014 agreement in principle regarding The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”) because actual costs incurred were lower than expected.
Royalty Fee
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Royalty fee	$78	$63	$15	$14	$1	2%
Excluding the impact of the ILG Acquisition, royalty fee expense increased $1 million in the 2018 fiscal year compared to the 2017 fiscal year due to a decrease in the mix of sales of pre-owned inventory ($2 million), which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent), and an increase in the dollar volume of closings ($1 million), partially offset by a contractual decrease in the fixed portion of the royalty fee owed to Marriott International ($2 million) as a result of amendments to our licensing agreements with Marriott International entered into during the first quarter of 2018. This decrease in the fixed portion of the royalty fee was terminated upon completion of the ILG Acquisition.
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Royalty fee	$63	$61	$2	3%
Royalty fee expense increased $2 million in 2017 due to an increase in the dollar volume of closings ($2 million) and a contractual increase late in 2016 in the fixed portion of the royalty fee owed to Marriott International ($2 million), partially offset by $2 million of lower costs due to an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent).

Cost Reimbursements
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Cost reimbursements	$920	$750	$170	$83	$87	12%
Excluding the impact of the ILG Acquisition, cost reimbursements increased $87 million, or 12 percent, over the 2017 fiscal year, reflecting $72 million due to higher costs, $13 million due to additional managed unit weeks in the 2018 fiscal year and a $2 million impact from foreign exchange rates at our Legacy-MVW Vacation Ownership resorts in Europe. The higher costs included more refurbishment activity in the 2018 fiscal year, inflationary wage and operating cost increases and non-recurring lower costs in the 2017 fiscal year due to the 2017 Hurricane related resort closures.
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Cost reimbursements	$750	$720	$30	4%
Cost reimbursements increased $30 million, or 4 percent, over 2016, reflecting $23 million due to higher costs and $7 million due to additional managed unit weeks in 2017.
Other
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Other	$(4)	$(1)	$(3)	$—	$(3)	NM
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Other	$(1)	$(4)	$3	NM
In 2018, we incurred $3 million of acquisition costs associated with the anticipated capital efficient acquisition of an operating property in San Francisco, California and $1 million of acquisition costs associated with the operating property in New York that we manage.
In 2017, we incurred $1 million of acquisition costs associated with the then anticipated future acquisition of the operating property in New York that we manage.
In 2016, we incurred $4 million of other expenses, including $5 million of acquisition costs associated with the acquisition of an operating property in the South Beach area of Miami Beach, the then anticipated future acquisition of the operating property in New York that we manage, the then anticipated future acquisition of vacation ownership units located on the Big Island of Hawaii and the sale of the portion of the operating property located in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory, partially offset by less than $1 million of other miscellaneous income.
See Footnote 3 “Acquisitions and Dispositions” and Footnote 11 “Contingencies and Commitments” to our Financial Statements for further information related to these transactions.
Gains and Other Income, Net
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Gains and other income, net	$28	$6	$22	$(2)	$24	NM

2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Gains and other income, net	$6	$11	$(5)	(49%)
In 2018 we recorded $28 million of gains and other income, including $29 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricanes Irma and Maria and a $1 million favorable true up of previously recorded Legacy-MVW costs associated with the 2017 Hurricanes, partially offset by $2 million of Legacy-ILG non-operating foreign exchange losses.
In 2017 we recorded $6 million of gains and other income, including $9 million in net insurance proceeds related to the settlement of business interruption insurance claims arising from Hurricane Matthew, partially offset by a charge of $1 million associated with the estimated property damage insurance deductibles and impairment of property and equipment at several of our vacation ownership resorts, primarily in Florida and the Caribbean, that were impacted by Hurricane Irma and/or Hurricane Maria, $1 million of variable compensation expense related to the impact of Hurricane Matthew and less than $1 million of miscellaneous losses and other expense.
In 2016 we recorded $11 million of gains and other income, including a $10 million gain on the disposition of excess inventory at the RCC San Francisco, and the reversal of the remaining $2 million accrual associated with the disposition of a golf course and related assets in Kauai, Hawaii because we no longer expected to incur additional costs in connection with this sale partially offset by a $1 million loss on the sale of the portion of the operating property in Surfers Paradise, Australia that we did not intend to convert to vacation ownership inventory.
EXCHANGE & THIRD-PARTY MANAGEMENT
Our Exchange & Third-Party Management segment offers access to vacation accommodations and other travel-related transactions and services to leisure travelers by providing vacation exchange and management services, including vacation rentals and other services. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, Aqua-Aston and Great Destinations. These brands were acquired as part of our acquisition of ILG on September 1, 2018 and, consequently, are only included in our results for the months of September through December 2018. As part of the ILG Acquisition, we acquired a 75.5 percent interest in VRI Europe, which we subsequently disposed of on December 21, 2018. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for further information related to this transaction.

	Fiscal Years
($ in millions)	2018	2017	2016
REVENUES
Management and exchange	$109	$—	$—
Rental	18	—	—
Financing	1	—	—
Cost reimbursements	33	—	—
TOTAL REVENUES	161	—	—
EXPENSES
Marketing and sales	14	—	—
Management and exchange	31	—	—
Rental	9	—	—
Financing	1	—	—
Depreciation and amortization	16	—	—
Cost reimbursements	33	—	—
TOTAL EXPENSES	104	—	—
Gains and other income, net	1	—	—
SEGMENT RESULTS BEFORE NONCONTROLLING INTERESTS	58	—	—
Net income attributable to noncontrolling interests	(1)	—	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$57	$—	$—

CORPORATE AND OTHER
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, ILG acquisition-related costs, and provision for income taxes. In addition, Corporate and Other includes the Consolidated Property Owners’ Associations revenues and expenses.

	Fiscal Years
($ in millions)	2018	2017	2016
REVENUES
Resort management and other services	$31	$—	$—
Rental	1	—	—
Cost reimbursements	(28)	—	—
TOTAL REVENUES	4	—	—
EXPENSES
Resort management and other services	38	—	—
Rental	(5)	—	—
General and administrative	198	106	100
Depreciation and amortization	9	4	5
Cost reimbursements	(28)	—	—
TOTAL EXPENSES	212	110	105
Losses and other expense, net	(8)	—	—
Interest expense	(54)	(10)	(9)
ILG acquisition-related costs	(127)	(1)	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(397)	(121)	(114)
Provision for income taxes	(51)	(5)	(76)
Net loss attributable to noncontrolling interests	3	—	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(445)	$(126)	$(190)
Consolidated Property Owners’ Associations
The following table illustrates the impact of the Consolidated Property Owners’ Associations of the acquired Legacy-ILG vacation ownership properties under the voting interest model, which represents the portion related to individual or third-party VOI owners. Given the timing of the ILG Acquisition, the table below only reflects activity for the months of September through December 2018.

	Fiscal Years
($ in millions)	2018	2017	2016
REVENUES
Resort management and other services	$31	$—	$—
Rental	1	—	—
Cost reimbursements	(28)	—	—
TOTAL REVENUES	4	—	—
EXPENSES
Resort management and other services	38	—	—
Rental	(5)	—	—
Cost reimbursements	(28)	—	—
TOTAL EXPENSES	5	—	—
Net loss attributable to noncontrolling interests	3	—	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2	$—	$—

General and Administrative
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
General and administrative	$198	$106	$92	$77	$15	14%
Excluding the impact of the ILG Acquisition, general and administrative expenses increased $15 million due to higher legal and technology costs as well as higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
General and administrative	$106	$100	$6	6%
General and administrative expenses increased $6 million due to higher personnel related and other expenses including annual merit, bonus and inflationary cost increases.
Depreciation and Amortization
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Depreciation and amortization	$9	$4	$5	$5	$—	—%
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Depreciation and amortization	$4	$5	$(1)	(13%)

Losses and Other Expense, net
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Losses and other expense, net	$(8)	$—	$(8)	$(2)	$(6)	NM
In 2018, we recorded $4 million of losses and other expenses primarily resulting from fraudulently induced electronic payment disbursements made to third parties, $2 million of other expenses primarily associated with such fraudulently induced electronic payment disbursements and $2 million of Legacy-ILG miscellaneous losses and other expense. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding the fraudulently induced electronic payment disbursements made to third parties in 2018.
We had no activity in 2017 or 2016.
Interest Expense
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
Interest expense	$(54)	$(10)	$(44)	$(2)	$(42)	NM

Interest expense increased $44 million due to $35 million of interest expense associated with the new financing arrangements entered into during the third quarter of 2018 in connection with the ILG Acquisition, $7 million of interest expense associated with the Convertible Notes that were issued during the 2017 third quarter and $2 million of interest expense associated with assumed Legacy-ILG debt for the period from September 2018 to December 2018.
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
Interest expense	$(10)	$(9)	$(1)	(7%)
Interest expense increased $1 million due to $3 million of interest expense associated with our $230 million Convertible Notes due 2022, $2 million of imputed interest on a non-interest bearing note payable associated with the acquisition of vacation ownership units located on the Big Island of Hawaii and $1 million of higher other expenses, partially offset by $5 million of expense incurred in 2016 associated with the redemption of the mandatorily redeemable preferred stock of a consolidated subsidiary. Due to the redemption of this mandatorily redeemable preferred stock, we will not incur further interest expense associated with this liability in the future.
ILG Acquisition-Related Costs
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
2018 Compared to 2017

	Fiscal Years			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	2018	2017	Change
ILG acquisition-related costs	$(127)	$(1)	$(126)	$(32)	$(94)	NM
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change	% Change
ILG acquisition-related costs	$(1)	$—	$(1)	NM
Income Tax
2018 Compared to 2017

	Fiscal Years
($ in millions)	2018	2017	Change
Provision for income taxes	$(51)	$(5)	$(46)
The provision for income taxes increased $46 million from the 2017 fiscal year. The increase was primarily due to the prior year including a $65 million benefit for the reduction of the U.S. corporate maximum tax rate from 35 percent to 21 percent as mentioned below. The current year provision reflects an increase in deferred expense due to the activity of the combined company as well as ILG acquisition-related non-deductible items.
2017 Compared to 2016

	Fiscal Years
($ in millions)	2017	2016	Change
Provision for income taxes	$(5)	$(76)	$71
Our provision for income taxes decreased $71 million (from $76 million to $5 million). The decrease was primarily due to revaluation of our deferred tax liability resulting in a $65 million benefit from the Tax Cuts and Jobs Act discussed below and decrease of $5 million in foreign tax rates.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The new U.S. tax legislation is subject to a number of complex provisions, which we are currently evaluating, however we expect future earnings to be positively impacted largely due to the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent. This rate reduction had a significant impact on our provision for income taxes for 2017, including an estimated $65 million benefit for the one-time impact resulting from the revaluation of our deferred tax liability to reflect the new lower rate.
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($231 million at the end of 2018), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At the end of 2018, we had $3.9 billion of total gross debt outstanding, which included $1.7 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, Senior Notes of $1.0 billion, a Term Loan of $900 million, Convertible Notes of $230 million and a $31 million non-interest bearing note payable issued in connection with the acquisition of completed vacation ownership units on the Big Island of Hawaii.
At the end of 2018, we had $852 million of real estate inventory on hand, comprised of $843 million of finished goods and $9 million of work-in-progress. In addition, we had $51 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.
Our vacation ownership product offerings allow us to utilize our real estate inventory efficiently. The majority of our sales are of points-based products, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we need to have only a few resorts under development at any given time and can leverage successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs enable us to align our real estate inventory acquisitions with the pace of sales of vacation ownership products. We expect to standardize our sales inventory acquisition policies across our portfolio of vacation ownership brands acquired as part of the ILG Acquisition.
We are selectively pursuing growth opportunities in North America and Asia Pacific by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient vacation ownership deal structures may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale.
Our Exchange & Third-Party Management segment includes exchange networks, membership programs and third-party property management services that were acquired as part of the ILG Acquisition. These networks, programs and services generate revenue that is generally fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services. This segment is expected to be less capital intensive than our Vacation Ownership segment and will be funded with cash generated from segment operations.
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Fiscal Years
($ in millions)	2018	2017	2016
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$97	$142	$141
Investing activities	(1,407)	(38)	34
Financing activities	1,433	171	(206)
Effect of change in exchange rates on cash, cash equivalents and restricted cash	—	3	(5)
Net change in cash, cash equivalents and restricted cash	$123	$278	$(36)

Cash from Operating Activities
Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding vacation ownership notes receivable, (3) cash from fee-based membership, exchange and rental transactions and (4) net cash generated from our rental and resort management and other services operations. Outflows include spending for the development of new phases of existing resorts, the acquisition of additional inventory, enhancement of our inventory exchange network and funding our working capital needs.
We minimize our working capital needs through cash management, strict credit-granting policies and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to property owners’ associations and certain annual compensation-related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing or recording of sales contracts for vacation ownership products, financing propensity and cash outlays for real estate inventory acquisition and development.
In 2018, we generated $97 million of cash flows from operating activities compared to $142 million in 2017. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations reflected higher originations driven by higher contract sales and higher real estate inventory spending, partially offset by higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable. The impact of changes in operating cash flows in 2018 also included $127 million of ILG acquisition-related costs, partially offset by business interruption insurance proceeds of $32 million for Legacy-MVW and $25 million for Legacy-ILG.
In 2017, we generated $142 million of cash flows from operating activities, compared to $141 million in 2016. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations reflected higher originations driven by higher contract sales and higher financing propensity due to the continued success of the financing incentive programs, timing of payments related to unsold inventory and higher real estate inventory spending, partially offset by higher closings on vacation ownership contract sales, higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable, timing of payments related to operating payables and lower payments related to employee benefits programs.
In 2016, we generated $141 million of cash flows from operating activities, compared to $119 million in 2015. Excluding the impact of changes in net income and adjustments for non-cash items, the increase in cash flows was attributable to the pay down of our liability for the Marriott customer loyalty program in 2015 and favorable timing of real estate inventory spending in 2016. This favorable impact was partially offset by a higher financing propensity due to the continued success of the financing programs implemented in the first half of 2015, lower collections due to the reduction in the portfolio of outstanding vacation ownership notes receivable and the timing of revenue reportability associated with our vacation ownership contract sales.
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending Less Than / in Excess of Cost of Sales

	Fiscal Years
($ in millions)	2018	2017	2016
Inventory spending	$(212)	$(121)	$(139)
Purchase of vacation ownership units for future transfer to inventory	—	(34)	—
Inventory costs	221	167	137
Inventory spending less than (in excess of) cost of sales	$9	$12	$(2)
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item).
Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from the MVCD program and capital efficient transactions, our spending for real estate inventory remained below the amount of real estate inventory costs in 2018 and 2017 and only marginally higher in 2016.
Our inventory spending was less than our inventory costs in 2018, including payments to satisfy our remaining commitments to purchase vacation ownership units located at our resort in Marco Island, Florida. During 2018, we acquired 92 completed vacation ownership units for $83 million and 20 completed vacation ownership units for $24 million in two separate transactions. Both transactions were accounted for as asset acquisitions with all of the purchase price allocated to Inventory.

Our inventory spending remained below inventory costs in 2017, even including payments to satisfy a portion of our commitments to purchase vacation ownership units. Inventory spending included the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii for $27 million, as well as 51 completed vacation ownership units located in Bali, Indonesia for $12 million. In connection with the acquisition on the Big Island of Hawaii, we also settled a note receivable from the seller of less than $1 million on a non-cash basis, and issued a non-interest bearing note payable for $64 million. Purchase of vacation ownership units for future transfer to inventory included the acquisition of 36 completed vacation ownership units located at our resort in Marco Island, Florida, for $34 million. We entered into each of these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 3 “Acquisitions and Dispositions” and Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding these transactions.
Our inventory spending was less than our inventory costs in 2016 and included $24 million for the acquisition of an operating property located in the South Beach area of Miami Beach, Florida. We rebranded this property as Marriott Vacation Club Pulse, South Beach and converted it, in its entirety, into vacation ownership interests for use in our MVCD program. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for additional information regarding this transaction.
We also completed the acquisition of an operating property located in Surfers Paradise, Australia during 2015. At the time of the acquisition, we determined that we would convert a portion of this operating property into vacation ownership interests for future use in our Vacation Ownership segment. During 2016, we completed the conversion of this portion of the operating property, a portion of which was contributed to our points-based programs in our Vacation Ownership segment. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for additional information regarding this transaction.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Fiscal Years
($ in millions)	2018	2017	2016
Vacation ownership notes receivable collections — non-securitized	$115	$76	$74
Vacation ownership notes receivable collections — securitized	271	194	180
Vacation ownership notes receivable originations	(630)	(466)	(357)
Vacation ownership notes receivable collections less than originations	$(244)	$(196)	$(103)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased in 2018 compared to 2017 due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in 2018 increased due to higher vacation ownership contract sales, partially offset by a slight decrease in financing propensity to 62 percent compared to 64 percent for 2017. Vacation ownership notes receivable originations increased in 2017 compared to 2016 due to higher vacation ownership contract sales volume and an increase in financing propensity to 64 percent in 2017 from 60 percent in 2016, due to the continued success of the financing incentive programs that we offered in our Vacation Ownership segment.
Cash from Investing Activities

	Fiscal Years
($ in millions)	2018	2017	2016
Acquisition of a business, net of cash and restricted cash acquired	$(1,393)	$—	$—
Disposition of subsidiary shares to noncontrolling interest holder	40	—	—
Capital expenditures for property and equipment (excluding inventory)	(40)	(26)	(35)
Purchase of company owned life insurance	(14)	(12)	—
Dispositions, net	—	—	69
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	$(1,407)	$(38)	$34

Acquisition of a Business, Net of Cash and Restricted Cash Acquired
Cash outflows of $1.4 billion in 2018 were due to the ILG Acquisition. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for more information.
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
In 2018, capital expenditures for property and equipment of $40 million included $29 million to support business operations (including $19 million for ancillary and other operations assets and $10 million for sales locations) and $11 million for technology spending.
In 2017, capital expenditures for property and equipment of $26 million included $22 million to support business operations (including $12 million for ancillary and other operations assets and $10 million for sales locations) and $4 million for technology spending.
In 2016, capital expenditures for property and equipment of $35 million included $27 million to support business operations (including $21 million for sales locations and $6 million for ancillary and other operations assets) and $8 million for technology spending.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants as discussed in Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements. During 2018 and 2017, we paid $14 million and $12 million, respectively, to acquire these policies.
Disposition of Subsidiary Shares to Noncontrolling Interest
As part of the ILG Acquisition, we acquired a 75.5 percent interest in VRI Europe Limited (“VRI Europe”), a joint venture comprised of a European vacation ownership resort management business, which was consolidated by MVW under the voting interest model. During the fourth quarter of 2018, we sold our interest in VRI Europe to an affiliate of the noncontrolling interest holder for our book value of $63 million, of which $40 million in cash proceeds was received in 2018. In addition, we recorded a receivable of $6 million due in 2019 and note receivable of $17 million due in 2020 relating to this transaction.
Dispositions, net
We did not have any significant dispositions of property and assets in 2018 or 2017.
Dispositions of property and assets generated cash proceeds of $69 million in 2016 related to the sale of the remaining downsized portion of the operating property in Surfers Paradise, Australia for $49 million, the sale of excess inventory at the RCC San Francisco for $19 million and the sale of several lots in St. Thomas, U.S. Virgin Islands for $1 million.

Cash from Financing Activities

	Fiscal Years
($ in millions)	2018	2017	2016
Borrowings from securitization transactions	$539	$400	$377
Repayment of debt related to securitization transactions	(382)	(293)	(323)
Proceeds from debt	1,690	318	85
Repayments of debt	(215)	(88)	(85)
Purchase of convertible note hedges	—	(33)	—
Proceeds from issuance of warrants	—	20	—
Payment of debt issuance costs	(34)	(15)	(4)
Repurchase of common stock	(96)	(88)	(178)
Redemption of mandatorily redeemable preferred stock of consolidated subsidiary	—	—	(40)
Payment of dividends to common shareholders	(51)	(38)	(34)
Payment of withholding taxes on vesting of restricted stock units	(18)	(11)	(4)
Other, net	—	(1)	—
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	$1,433	$171	$(206)
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
During the second quarter of 2018, we completed the securitization of a pool of $436 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $423 million in vacation ownership loan backed notes from the MVW Owner Trust 2018-1 (the “2018-1 Trust”). Three classes of vacation ownership loan backed notes were issued by the 2018-1 Trust: $316 million of Class A Notes, $65 million of Class B Notes and $42 million of Class C Notes. The Class A Notes have an interest rate of 3.5 percent, the Class B Notes have an interest rate of 3.6 percent and Class C Notes have an interest rate of 3.9 percent, for an overall weighted average interest rate of 3.5 percent.
In August 2018, prior to the ILG Acquisition, Legacy-ILG completed a securitization of a pool of $293 million of vacation ownership notes receivable. Approximately $221 million of vacation ownership notes receivable were purchased prior to the ILG Acquisition by VSE 2018-A VOI Mortgage LLC (the “2018-A Trust”). During the fourth quarter of 2018, the 2018-A Trust purchased $59 million of the remaining vacation ownership notes receivable and $58 million was released from restricted cash. As of December 31, 2018, the 2018-A Trust held $13 million of the proceeds, all of which was released when the remaining vacation ownership notes receivable were purchased in January 2019.
During the fourth quarter of 2018, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $137 million. The advance rate was 85 percent, which resulted in gross proceeds of $116 million. Net proceeds were $115 million due to the funding of reserve accounts in the amount of $1 million. At December 31, 2018, $116 million was outstanding under our Warehouse Credit Facility and we had $51 million of gross vacation ownership notes receivable that were eligible for securitization under this facility.
Subsequent to the end of 2018, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $85 million. The advance rate was 85 percent, which resulted in gross proceeds of $73 million. Net proceeds were $72 million due to the funding of reserve accounts of less than $1 million.
During the third quarter of 2017, we completed the securitization of a pool of $361 million of vacation ownership notes receivable generating gross cash proceeds of $350 million. In connection with the securitization, investors purchased in a private placement $350 million in vacation ownership loan backed notes from the MVW Owner Trust 2017-1 (the “2017-1 Trust”). Three classes of vacation ownership loan backed notes were issued by the 2017-1 Trust: $276 million of Class A Notes,

$47 million of Class B Notes and $27 million of Class C Notes. The Class A Notes have an interest rate of 2.42 percent, the Class B Notes have an interest rate of 2.75 percent and the Class C Notes have an interest rate of 2.99 percent, for an overall weighted average interest rate of 2.51 percent.
During the second quarter of 2017, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $59 million. The advance rate was 85 percent, which resulted in gross proceeds of $50 million. Net proceeds were $50 million due to the funding of reserve accounts in the amount of less than $1 million. There were no amounts outstanding under this facility as of December 31, 2017.
During the third quarter of 2016, we completed the securitization of a pool of $259 million of vacation ownership notes receivable generating gross cash proceeds of $250 million. In connection with the securitization, investors purchased in a private placement $250 million in vacation ownership loan backed notes from the MVW Owner Trust 2016-1 (the “2016-1 Trust”). Two classes of vacation ownership loan backed notes were issued by the 2016-1 Trust: $231 million of Class A Notes and $19 million of Class B Notes. The Class A Notes have an interest rate of 2.25 percent and the Class B Notes have an interest rate of 2.64 percent, for an overall weighted average interest rate of 2.28 percent.
Also, during the third quarter 2016, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The total carrying amount of the vacation ownership notes receivable securitized was $150 million. The advance rate was 85 percent, which resulted in total gross proceeds of $127 million. The total net proceeds were $126 million due to the funding of reserve accounts in the amount of $1 million. There were no amounts outstanding under this facility as of December 30, 2016.
Proceeds from / Repayments of Debt
Borrowings from / Repayment of Revolving Corporate Credit Facility
There were no amounts outstanding under our Revolving Corporate Credit Facility as of December 31, 2018. See Footnote 14 “Debt” to our Financial Statements for additional information regarding our Revolving Corporate Credit Facility.
During 2018, we borrowed $40 million under our new $600 million Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, all of which was repaid as of December 31, 2018.
In January 2019, subsequent to the end of 2018, we borrowed $85 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, of which $50 million was repaid in February 2019.
During 2017, we borrowed $88 million under our previous $200 million revolving credit facility to facilitate the funding of our short-term working capital needs, all of which was repaid as of December 31, 2017.
During 2016, we borrowed $85 million under our previous $200 million revolving credit facility to facilitate the funding of our short-term working capital needs, all of which was repaid as of December 31, 2016.
Proceeds from Senior Unsecured Debt and Term Loan
In connection with the ILG Acquisition, we issued $750 million of Senior Unsecured Notes and borrowed $900 million under a Term Loan, which was included as part of our Corporate Credit Facility. See Footnote 14 “Debt” to our Financial Statements for additional information.
Proceeds from Issuance of Convertible Notes
During the 2017 third quarter, we issued $230 million of Convertible Notes, which included the exercise in full of the $30 million over-allotment option we granted to the initial purchasers of the Convertible Notes. We received net proceeds from the offering of approximately $224 million after adjusting for debt issuance costs, including the discount to the initial purchasers. We used $40 million of the net proceeds to repurchase shares of our common stock from purchasers of the Convertible Notes in privately negotiated repurchase transactions, which is included as a Financing Activity in Repurchase of Common Stock as discussed below, and approximately $13 million of the net proceeds to pay the cost of the Convertible Note Hedges, after such cost was partially offset by the proceeds from the issuance of the Warrants, as discussed below. See Footnote 14 “Debt” to our Financial Statements for additional information on our Convertible Notes transaction.
Repayments of Non-interest Bearing Note Payable
In 2018, we paid $33 million on the non-interest bearing note payable related to the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii in 2017. See Footnote 3 “Acquisitions and Dispositions” and Footnote 14 “Debt” to our Financial Statements for additional information regarding this transaction.

Purchase of Convertible Note Hedges / Proceeds from Issuance of Warrants
In connection with the offering of the Convertible Notes, we entered into Convertible Note Hedges with respect to our common stock, covering approximately 1.55 million shares of our common stock at a cost of $33 million. Concurrently, we sold Warrants to acquire approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share and received aggregate proceeds of $20 million. Taken together, the Convertible Note Hedges and the Warrants are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion of the Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the Convertible Notes and to effectively increase the overall conversion price from $148.19 (or a conversion premium of 30 percent) to $176.68 per share (or a conversion premium of 55 percent). See Footnote 14 “Debt” to our Financial Statements for additional information on our Convertible Notes transaction.
Debt Issuance Costs
In 2018, we paid $34 million of debt issuance costs, which included $13 million associated with the Term Loan, $9 million associated with the issuance of Senior Unsecured Notes, $6 million associated with the 2018 vacation ownership notes receivable securitization, $4 million related to the new $600 million Revolving Corporate Credit Facility, $1 million associated with the amendment and extension of the Warehouse Credit Facility and $1 million associated with the issuance of the Exchange Notes.
In 2017, we incurred $15 million of debt issuance costs, which included $7 million associated with the initial purchaser discounts related to the Convertible Notes, $5 million associated with the 2017 vacation ownership notes receivable securitization, $2 million related to the amendment of the previous $250 million revolving corporate credit facility and $1 million associated with the amendment and extension of the Warehouse Credit Facility.
In 2016, we incurred $4 million of debt issuance costs, which included $4 million associated with the 2016 vacation ownership notes receivable securitization and less than $1 million related to the amendment of the previous $200 million revolving credit facility.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2017	10,440,505	$697	$66.73
For the year ended December 31, 2018	1,247,269	96	77.16
As of December 31, 2018	11,687,774	$793	$67.85
See Footnote 15 “Shareholders’ Equity” to our Financial Statements for further information related to our share repurchase program.
Redemption of Mandatorily Redeemable Preferred Stock of Consolidated Subsidiary
During 2016, we elected to exercise our option to redeem $40 million of gross mandatorily redeemable preferred stock of a consolidated subsidiary that we were not required to redeem until October 2021. We redeemed the preferred stock on October 26, 2016 at par, plus accrued and unpaid dividends, using cash on hand.
Payment of Dividends to Common Shareholders
We distributed cash dividends to holders of common stock for the year ended December 31, 2018 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 7, 2017	December 21, 2017	January 4, 2018	$0.40
February 16, 2018	March 1, 2018	March 15, 2018	$0.40
May 14, 2018	May 28, 2018	June 11, 2018	$0.40
September 6, 2018	September 20, 2018	October 4, 2018	$0.40
On December 6, 2018, our Board of Directors declared a quarterly dividend of $0.45 per share that was paid on January 3, 2019 to shareholders of record as of December 20, 2018.
On February 15, 2019, subsequent to the end of 2018, our Board of Directors declared a quarterly dividend of $0.45 per share to be paid on March 14, 2019 to shareholders of record as of February 28, 2019.

We currently expect to pay quarterly cash dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of December 31, 2018:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Debt(1)	$4,866	$463	$831	$1,077	$2,495
Operating leases	222	38	56	33	95
Purchase obligations(2)	449	253	188	7	1
Capital lease obligations(3)	17	—	17	—	—
Other long-term obligations(4)	47	22	20	5	—
Total contractual obligations	$5,601	$776	$1,112	$1,122	$2,591
_________________________

(1)	Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.

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
In the normal course of our resort management business, we enter into purchase commitments on behalf of property owners’ associations to manage the daily operating needs of our resorts. Since we are reimbursed for these commitments from the cash flows of the resorts, these obligations have minimal impact on our net income and cash flow.
Recent Accounting Pronouncements
See Footnote No. 2, “Summary of Significant Accounting Policies,” to our Financial Statements for information regarding accounting standards adopted in 2018 and other new accounting standards that were issued but not effective as of December 31, 2018.
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

See Footnote 2 “Summary of Significant Accounting Policies,” to our Financial Statements for further information on accounting policies that we believe to be critical, including our policies on:
Revenue recognition, including our adoption of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” as amended, which is also discussed in Footnote 4 “Revenue” to our Financial Statements;
Purchase price allocations of business combinations, which is also discussed in Footnote 3 “Acquisitions and Dispositions” to our Financial Statements;
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
Valuation of goodwill and intangible assets, including when we record impairment losses;
Accounting for acquired vacation ownership notes receivable, which is also discussed in Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements
Loss contingencies, including information on how we account for loss contingencies; and
Income taxes, including information on how we determine our current year amounts payable or refundable, as well as our estimate of deferred tax assets and liabilities.

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
We are exposed to interest rate risk through borrowings on our Warehouse Credit Facility and our Corporate Credit Facility, which includes a Revolving Corporate Credit Facility and a $900 million Term Loan, as these facilities bear interest at variable rates. All other interest bearing debt, including securitized debt, incurs interest at fixed rates. Changes in interest rates also impact the fair value of our fixed-rate notes receivable and our fixed-rate debt.
The following table sets forth the scheduled maturities and the total fair value as of year-end 2018 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		2019	2020	2021	2022	2023	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Originated vacation ownership notes receivable — non-securitized	11.8%	$52	$38	$32	$28	$25	$143	$318	$320
Originated vacation ownership notes receivable — securitized	12.5%	$104	$108	$112	$115	$116	$515	$1,070	$1,093
Acquired vacation ownership notes receivable — non-securitized	13.4%	$9	$8	$9	$9	$9	$50	$94	$94
Acquired vacation ownership notes receivable — securitized	13.4%	$57	$59	$61	$61	$60	$259	$557	$557
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	2.9%	$(259)	$(219)	$(290)	$(172)	$(161)	$(605)	$(1,706)	$(1,698)
Exchange notes	5.6%	$—	$—	$—	$—	$(89)	$—	$(89)	$(87)
Senior unsecured notes	6.5%	$—	$—	$—	$—	$—	$(750)	$(750)	$(726)
IAC notes	5.6%	$—	$—	$—	$—	$(141)	$—	$(141)	$(140)
Term loan	4.5%	$(9)	$(9)	$(9)	$(9)	$(8)	$(856)	$(900)	$(887)
Convertible notes	4.7%	$—	$—	$—	$(230)	$—	$—	$(230)	$(198)
We are exposed to currency exchange rate risk through investments in foreign subsidiaries that transact business in a currency other than the U.S. dollar and through the revaluation of assets and liabilities denominated in a currency other than the functional currency.
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk and we do not use derivatives for trading or speculative purposes. However, we cannot assure you that these transactions will be as effective as we anticipate.

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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2018, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
In the third quarter of 2018, the Company completed its acquisition of ILG, LLC (“ILG”). The Company is in the process of evaluating the existing controls and procedures of ILG and integrating ILG into its internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded the business acquired, ILG, from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The business that the Company acquired, ILG, represented 69 percent of the Company’s total assets as of December 31, 2018, 19 percent of the Company’s revenues and 1 percent of the Company’s income before income taxes and noncontrolling interests for the year ended December 31, 2018.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on Internal Control over Financial Reporting
We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Marriott Vacations Worldwide Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ILG, LLC (ILG), which is included in the 2018 consolidated financial statements of the Company and constituted 69 percent of total assets as of December 31, 2018 and 19 percent and 1 percent of revenues and income before income taxes and noncontrolling interests, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of internal control over financial reporting of ILG.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2018 and December 31, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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
Orlando, Florida
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation (the Company) as of December 31, 2018 and December 31, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Footnote 1 “Basis of Presentation” to the consolidated financial statements, the Company changed its method for accounting for revenue as a result of the retrospective adoption of Accounting Standards Update No. 2014-09 – “Revenue from Contracts with Customers (Topic 606),” as amended.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Orlando, Florida
March 1, 2019

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2018, 2017 and 2016
(In millions, except per share amounts)

	2018	2017	2016
REVENUES
Sale of vacation ownership products	$990	$757	$623
Management and exchange	499	279	278
Rental	371	262	252
Financing	183	135	127
Cost reimbursements	925	750	720
TOTAL REVENUES	2,968	2,183	2,000
EXPENSES
Cost of vacation ownership products	260	194	163
Marketing and sales	527	388	334
Management and exchange	259	147	149
Rental	281	221	210
Financing	65	43	43
General and administrative	198	106	100
Depreciation and amortization	62	21	21
Litigation settlement	46	4	(1)
Royalty fee	78	63	61
Cost reimbursements	925	750	720
TOTAL EXPENSES	2,701	1,937	1,800
Gains and other income, net	21	6	11
Interest expense	(54)	(10)	(9)
ILG acquisition-related costs	(127)	(1)	—
Other	(4)	(1)	(4)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	103	240	198
Provision for income taxes	(51)	(5)	(76)
NET INCOME	52	235	122
Net loss attributable to noncontrolling interests	3	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$55	$235	$122

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$1.64	$8.70	$4.37
Diluted	$1.61	$8.49	$4.29

CASH DIVIDENDS DECLARED PER SHARE	$1.65	$1.45	$1.25
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Net income	$52	$235	$122

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5)	12	(6)
Derivative instrument adjustment, net of tax	(6)	—	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(11)	12	(6)

Net loss attributable to noncontrolling interests	3	—	—
Other comprehensive income attributable to noncontrolling interests	—	—	—
Total comprehensive loss attributable to noncontrolling interests	3	—	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$44	$247	$116

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2018 and 2017
(In millions, except share and per share data)

	2018	2017
ASSETS
Cash and cash equivalents	$231	$409
Restricted cash (including $69 and $32 from VIEs, respectively)	383	82
Accounts receivable, net (including $11 and $6 from VIEs, respectively)	324	92
Vacation ownership notes receivable, net (including $1,627 and $814 from VIEs, respectively)	2,039	1,115
Inventory	863	398
Property and equipment	951	583
Goodwill	2,828	—
Intangibles, net	1,107	—
Other (including $26 and $14 from VIEs, respectively)	292	166
TOTAL ASSETS	$9,018	$2,845

LIABILITIES AND EQUITY
Accounts payable	$245	$145
Advance deposits	113	84
Accrued liabilities (including $2 and $1 from VIEs, respectively)	423	120
Deferred revenue	319	69
Payroll and benefits liability	211	112
Deferred compensation liability	93	75
Securitized debt, net (including $1,706 and $845 from VIEs, respectively)	1,694	835
Debt, net	2,124	260
Other	12	14
Deferred taxes	318	90
TOTAL LIABILITIES	5,552	1,804
Contingencies and Commitments (Note 11)
Preferred stock — $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 100,000,000 shares authorized; 57,626,462 and 36,861,843 shares issued, respectively	1	—
Treasury stock — at cost; 11,633,731 and 10,400,547 shares, respectively	(790)	(694)
Additional paid-in capital	3,721	1,189
Accumulated other comprehensive income	6	17
Retained earnings	523	529
TOTAL MVW SHAREHOLDERS' EQUITY	3,461	1,041
Noncontrolling interest	5	—
TOTAL EQUITY	3,466	1,041
TOTAL LIABILITIES AND EQUITY	$9,018	$2,845
The abbreviation VIEs above means Variable Interest Entities.

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2018, 2017 and 2016
(In millions)

	2018	2017	2016
OPERATING ACTIVITIES
Net income	$52	$235	$122
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	62	21	21
Amortization of debt discount and issuance costs	16	10	6
Vacation ownership notes receivable reserve	68	52	45
Share-based compensation	29	16	14
Loss (gain) on disposal of property and equipment, net	1	2	(11)
Deferred income taxes	54	(61)	30
Net change in assets and liabilities, net of the effects of acquisition:
Accounts receivable	(38)	(9)	—
Vacation ownership notes receivable originations	(630)	(466)	(357)
Vacation ownership notes receivable collections	386	270	254
Inventory	9	45	(1)
Purchase of vacation ownership units for future transfer to inventory	—	(34)	—
Other assets	21	(21)	12
Accounts payable, advance deposits and accrued liabilities	26	39	(14)
Deferred revenue	35	9	15
Payroll and benefit liabilities	(8)	16	(7)
Deferred compensation liability	10	12	12
Other liabilities	—	—	1
Other, net	4	6	(1)
Net cash, cash equivalents and restricted cash provided by operating activities	97	142	141
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	(1,393)	—	—
Disposition of subsidiary shares to noncontrolling interest holder	40	—	—
Capital expenditures for property and equipment (excluding inventory)	(40)	(26)	(35)
Purchase of company owned life insurance	(14)	(12)	—
Dispositions, net	—	—	69
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(1,407)	(38)	34

Continued

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years 2018, 2017 and 2016
(In millions)

	2018	2017	2016
FINANCING ACTIVITIES
Borrowings from securitization transactions	539	400	377
Repayment of debt related to securitization transactions	(382)	(293)	(323)
Proceeds from debt	1,690	318	85
Repayments of debt	(215)	(88)	(85)
Purchase of convertible note hedges	—	(33)	—
Proceeds from issuance of warrants	—	20	—
Payment of debt issuance costs	(34)	(15)	(4)
Repurchase of common stock	(96)	(88)	(178)
Redemption of mandatorily redeemable preferred stock of consolidated subsidiary	—	—	(40)
Payment of dividends to common shareholders	(51)	(38)	(34)
Payment of withholding taxes on vesting of restricted stock units	(18)	(11)	(4)
Other, net	—	(1)	—
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	1,433	171	(206)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	3	(5)
Increase (decrease) in cash, cash equivalents and restricted cash	123	278	(36)
Cash, cash equivalents and restricted cash, beginning of period	491	213	249
Cash, cash equivalents and restricted cash, end of period	$614	$491	$213

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends payable	$21	$11	$9
Non-cash issuance of debt in connection with acquisition of vacation ownership units	—	64	—
Non-cash issuance of note receivable in connection with disposition to noncontrolling interest	23	—	—
Non-cash issuance of stock in connection with ILG Acquisition	2,505	—	—
Non-cash transfer from Inventory to Property and equipment	—	—	10
Non-cash transfer of debt	—	—	3
Property acquired via capital lease	9	—	7

SUPPLEMENTAL DISCLOSURES
Interest paid, net of amounts capitalized	55	22	23
Income taxes paid, net of refunds	41	49	48

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years 2018, 2017 and 2016
(In millions)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

36.4	BALANCE AT YEAR-END 2015	$—	$(430)	$1,151	$11	$246	$978	$—	$978
—	Net income	—	—	—	—	122	122	—	122
—	Foreign currency translation adjustments	—	—	—	(6)	—	(6)	—	(6)
0.2	Amounts related to share-based compensation	—	—	12	—	—	12	—	12
—	Repurchase of common stock	—	(178)	—	—	—	(178)	—	(178)
—	Dividends	—	—	—	—	(34)	(34)	—	(34)
—	Employee stock plan issuance	—	1	—	—	—	1	—	1
36.6	BALANCE AT YEAR-END 2016	—	(607)	1,163	5	334	895	—	895
—	Net income	—	—	—	—	235	235	—	235
—	Foreign currency translation adjustments	—	—	—	12	—	12	—	12
0.3	Amounts related to share-based compensation	—	—	5	—	—	5	—	5
—	Repurchase of common stock	—	(88)	—	—	—	(88)	—	(88)
—	Dividends	—	—	—	—	(40)	(40)	—	(40)
—	Equity component of convertible notes, net of issuance costs	—	—	33	—	—	33	—	33
—	Purchase of convertible note hedges	—	—	(33)	—	—	(33)	—	(33)
—	Issuance of warrants	—	—	20	—	—	20	—	20
—	Employee stock plan issuance	—	1	1	—	—	2	—	2
36.9	BALANCE AT YEAR-END 2017	—	(694)	1,189	17	529	1,041	—	1,041
—	Net income (loss)	—	—	—	—	55	55	(3)	52
20.5	ILG Acquisition	1	—	2,408	—	—	2,409	29	2,438
—	Disposition of subsidiary shares to noncontrolling interest holder	—	—	72	—	—	72	(21)	51
—	Foreign currency translation adjustments	—	—	—	(5)	—	(5)	—	(5)
—	Derivative instrument adjustment	—	—	—	(6)	—	(6)	—	(6)
0.2	Amounts related to share-based compensation	—	—	52	—	—	52	—	52
—	Repurchase of common stock	—	(96)	—	—	—	(96)	—	(96)
—	Dividends	—	—	—	—	(61)	(61)	—	(61)
57.6	BALANCE AT YEAR-END 2018	$1	$(790)	$3,721	$6	$523	$3,461	$5	$3,466

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The consolidated financial statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as “we,” “us,” “Marriott Vacations Worldwide,” “MVW” or “the Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity). In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted. We also refer to Marriott International, Inc. as “Marriott International” and Marriott International’s Marriott Bonvoy customer loyalty program, which replaced the Marriott Rewards, Starwood Preferred Guest (“SPG”) and The Ritz-Carlton Rewards customer loyalty programs, as “Marriott Bonvoy.” We use certain other terms that are defined within these Financial Statements.
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
These Financial Statements reflect our financial position, results of operations and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, property and equipment valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes and loss contingencies. Accordingly, actual amounts may differ from these estimated amounts.
We adopted Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606),” as amended (“ASU 2014-09”), effective January 1, 2018, the first day of our 2018 fiscal year, and refer to it as the new “Revenue Standard” throughout these Financial Statements. We have restated our previously reported historical results within these Financial Statements to conform with the adoption of the new Revenue Standard. See “New Accounting Standards” in Footnote 2 “Summary of Significant Accounting Policies” for additional information on ASU 2014-09 and Footnote 21 “Adoption Impact of New Revenue Standard” for further discussion of the adoption and the impact on our previously reported historical results.
Unless otherwise specified, each reference to a particular year in these Financial Statements means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year. Beginning with our 2017 fiscal year, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle.

Fiscal Year	Fiscal Year-End Date	Number of Days
2018	December 31, 2018	365
2017	December 31, 2017	366
2016	December 30, 2016	364

Acquisition of ILG
On September 1, 2018 (the “Acquisition Date”), we completed the previously announced acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”) through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. The Financial Statements in this report include ILG’s results of operations from the Acquisition Date through year-end 2018 and reflect the financial position of our combined company at December 31, 2018. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.” See Footnote 3 “Acquisitions and Dispositions” for more information on the ILG Acquisition.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), which we adopted on January 1, 2018, using the retrospective method. See “New Accounting Standards” below for additional information and Footnote 21 “Adoption Impact of New Revenue Standard” for further discussion of the adoption and the impact on our previously reported historical results.
Sale of Vacation Ownership Products
We market and sell vacation ownership products in our Vacation Ownership segment. Vacation ownership products include deeded vacation ownership products, deeded beneficial interests, rights to use real estate and other interests in trusts that solely hold real estate (collectively “vacation ownership products” or “VOIs”). Vacation ownership products may be sold for cash or we may provide financing.
In connection with the sale of vacation ownership products, we provide sales incentives to certain purchasers and, in certain cases, membership in a brand affiliated club. Non-cash incentives typically include Marriott Bonvoy, Hyatt’s customer loyalty program points (“World of Hyatt” points) or an alternative sales incentive that we refer to as “plus points.” Plus points are redeemable for stays at our resorts or for use in an exclusive selection of travel packages provided by affiliate tour operators (the “Explorer Collection”), generally up to two years from the date of issuance. Typically, sales incentives are only awarded if the sale is closed.
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
Our assessment of collectibility of the transaction price for sales of vacation ownership products is aligned with our credit granting policies for financed contracts. In determining the consideration to which we expect to be entitled for financed contracts, we include estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analyses, which rely on historical payment data by customer class as described in “Loan Loss Reserves” below. Variable consideration which has not been included within the transaction price is presented as a reserve on vacation ownership notes receivable. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on vacation ownership notes receivable and can increase or decrease revenue. Revenues were reduced during 2018 by $4 million due to changes in our estimate of variable consideration for performance obligations that were satisfied in prior periods. In addition, we account for cash incentives provided to customers as a reduction of the transaction price. Refer to “Arrangements with Multiple Performance Obligations” below for a description of our methods of allocating transaction price to each performance obligation.

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
Revenue for non-cash incentives, such as plus points, is recorded as Deferred revenue on our Balance Sheets at closing and is recognized as rental revenue upon transfer of control to the customer, which typically occurs upon delivery of the incentive, or at the point in time when the incentive is redeemed. For non-cash incentives provided by third parties (i.e. Marriott Bonvoy points, World of Hyatt points or third-party Explorer Collection offerings), we evaluated whether we control the underlying good or service prior to delivery to the customer. We concluded that we are an agent for those non-cash incentives which we do not control prior to delivery and as such record the related revenue net of the related cost upon recognition.
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
We generate revenue from fees we earn for managing vacation ownership resorts, clubs, owners’ associations, condominiums and hotels. In our Vacation Ownership segment, these fees are earned regardless of usage or occupancy and are typically based on either a percentage of the budgeted costs to operate the resorts or a fixed fee arrangement (“VO management fee revenues”). In our Exchange & Third-Party Management segment, we earn base management fees which are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various revenue sharing agreements based on stated formulas (“Base management fee revenues”) and incentive management fees, which are generally a percentage of either operating profits or improvement in operating profits (“Incentive management fees”). In addition, we receive reimbursement of costs incurred on behalf of our customers, which consist of actual expenses with no added margin (“cost reimbursements”). Vacation Ownership segment cost reimbursements revenues exclude amounts that we have paid to the property owners’ associations related to maintenance fees for unsold vacation ownership products, as we have concluded that such payments are consideration payable to a customer.
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

Other Services Revenues
Other services revenues includes revenues from membership fees, club dues and additional fees for services we provide to customers. Membership fees and club dues are received in advance of providing access to the exchange services, are recorded as Deferred revenue on our Balance Sheets and are earned regardless of whether exchange services are provided. Generally, Interval International memberships are cancelable and refundable on a pro-rata basis, with the exception of the Interval International network’s Platinum tier which is non-refundable. Transaction-based fees are typically collected at a point in time.
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
In addition, we recognize interest income related to our acquired vacation ownership notes receivable using the level yield method. See Footnote 6 “Vacation Ownership Notes Receivable” for additional information related to the accounting for our acquired vacation ownership notes receivable.
Financing revenues include transaction-based fees we charge to owners and other third parties for services. We recognize fee revenues when services have been rendered.
Rental Revenues
In our Vacation Ownership segment, we generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of owned-hotel properties. In our Exchange & Third-Party Management segment, we offer vacation rental opportunities for managed properties and to members of the Interval International network and certain other membership programs from seasonal oversupply or underutilized space, as well as sourced resort accommodations.
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
Receivables, Contract Assets & Contract Liabilities
As discussed above, the payment terms and conditions in our customer contracts vary. In some cases, customers prepay for their goods and services; in other cases, after appropriate credit evaluations, payment is due in arrears. When the timing of our delivery of goods and services is different from the timing of the payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance or when we have a right to consideration that is unconditional before the transfer of goods or services to a customer). Receivables are recorded when the right to consideration becomes unconditional. Contract liabilities are recognized as revenue as (or when) we perform under the contract. See Footnote 4 “Revenue” for additional information related to our receivables, contract assets and contract liabilities.
Costs Incurred to Sell Vacation Ownership Products
We charge marketing and sales costs we incur to sell vacation ownership products to expense when incurred.
Earnings Per Share Attributable to Common Shareholders
Basic earnings per share attributable to common shareholders is calculated by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per share attributable to common shareholders by application of the treasury stock method.
Business Combinations
We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and market approaches. Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. We record the net assets and results of operations of an acquired entity in our Financial Statements from the acquisition date. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We expense acquisition-related costs as we incur them. See Footnote 3 “Acquisitions and Dispositions” for additional information.
As part of our accounting for business combinations we are required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized. We base the estimate of the useful life of an intangible asset on an analysis of all pertinent factors, in particular, all of the following factors with no one factor being more presumptive than the other:

•	The expected use of the asset.

•	The expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate.

•	Any legal, regulatory, or contractual provisions that may limit the useful life.

•
Our own historical experience in renewing or extending similar arrangements, consistent with our intended use of the asset, regardless of whether those arrangements have explicit renewal or extension provisions.

•	The effects of obsolescence, demand, competition, and other economic factors.

•	The level of maintenance expenditures required to obtain the expected future cash flows from the asset.

If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite. The term indefinite does not mean the same as infinite or indeterminate. The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon; that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the acquired business.
Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired entity and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to future expected cash flows from sales of products and services and related contracts and agreements and discount and long-term growth rates.
Unanticipated events and circumstances may occur which could affect the accuracy or validity of our assumptions, estimates or actual results.
Additionally, when acquiring a company who has recorded deferred revenue in its historical, pre-acquisition financial statements, we are required as part of purchase accounting to re-measure the deferred revenue as of the acquisition date. Deferred revenue is re-measured to represent solely the cost that relates to the associated legal performance obligation which we assumed as part of the acquisition, plus a normal profit margin representing the level of effort or risk assumed. Legal performance obligations that simply relate to the passage of time would not result in recognized deferred revenue as there is little to no associated cost. This purchase accounting treatment typically results in lower amounts of revenue recognized in a reporting period following the acquisition than would have otherwise been recognized on a historical basis.
Capitalization of Costs
We capitalize costs clearly associated with the acquisition of real estate when a transaction is accounted for as an asset acquisition under ASC Topic 805, “Business Combinations” (“ASC 805”). Alternatively, when acquired real estate constitutes a business under ASC 805, transaction costs are expensed as incurred. We capitalize interest and certain salaries and related costs incurred in connection with the following: (1) development and construction of sales centers; (2) internally developed software; and (3) development and construction projects for our real estate inventory. We capitalize costs clearly associated with the development and construction of a real estate project when it is probable that we will acquire a property. We capitalize salary and related costs only to the extent they directly relate to the project. We capitalize interest expense, taxes and insurance costs when activities that are necessary to get the property ready for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete. Capitalized salaries and related costs totaled $6 million in each of 2018, 2017 and 2016.
Variable Interest Entities
We consolidate entities under our control, including variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary. In accordance with the applicable accounting guidance for the consolidation of VIEs, we analyze our variable interests, including loans, guarantees and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. We also use our qualitative analyses to determine if we must consolidate a variable interest entity because we are its primary beneficiary.
Fair Value Measurements
We have few financial instruments that we must measure at fair value on a recurring basis. See Footnote 7 “Financial Instruments” for further information. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets and liabilities.
The applicable accounting standards define fair value as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure fair value of our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•
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

•
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
Accounts Receivable
Accounts receivable are stated at amounts due from customers, principally resort developers, members and managed properties, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our allowance for accounts receivables by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, our judgment as to the specific customer’s current ability to pay its obligation and the condition of the general economy. Our policy for determining our allowance for doubtful accounts consists of both general and specific reserves. The general reserve methodology is distinct for each business based on its historical collection experience and past practice. Predominantly, receivables greater than 120 days past due are applied a general reserve factor, while receivables 180 days or more past due are fully reserved. The determination of when to apply a specific reserve requires judgment and is directly related to the particular customer collection issue identified, such as known liquidity constraints, insolvency concerns or litigation. We write off accounts receivable when they become uncollectible once we have exhausted all means of collection.
Loan Loss Reserves
We record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. See “Financing Revenues” above for further information.
Legacy-MVW Vacation Ownership Notes Receivable
Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default and fully reserve such amounts. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Asia Pacific or Europe, when revocation is complete. For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.01 percent and 7.16 percent as of December 31, 2018 and December 31, 2017, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $7 million and $6 million as of December 31, 2018 and December 31, 2017, respectively.
For additional information on our Legacy-MVW vacation ownership notes receivable, including information on the related reserves, see Footnote No. 6 “Vacation Ownership Notes Receivable.”
Legacy-ILG Vacation Ownership Notes Receivable
On an ongoing basis, we monitor the credit quality of our Legacy-ILG vacation ownership notes receivable portfolio based on payment activity as follows:

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

We consider vacation ownership notes receivable to be in default upon reaching 120 days outstanding. We use the origination of the vacation ownership notes receivable by brand (Hyatt, Sheraton, Westin) and the FICO scores of the customer as the primary credit quality indicators for our Legacy-ILG vacation ownership notes receivable, as historical performance indicates that there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the customers.
At December 31, 2018, the weighted average FICO score within our consolidated Legacy-ILG vacation ownership notes receivable pools was 710 based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG consolidated outstanding pool of vacation ownership notes receivable as of December 31, 2018 was 12.37 percent. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG originated vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $1 million as of December 31, 2018.
For additional information on our Legacy-ILG vacation ownership notes receivable, including information on the related reserves, see Footnote No. 6 “Vacation Ownership Notes Receivable.”
Inventory
Our inventory consists primarily of completed vacation ownership products and vacation ownership products under construction. We carry our inventory at the lower of (1) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes plus other costs incurred during construction, or (2) estimated fair value, less costs to sell, which can result in impairment charges and/or recoveries of previous impairments.
We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for cost of vacation ownership products related to variable consideration which has not been included within the transaction price (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-up activity, and are recorded in Cost of vacation ownership product expenses on the Income Statements to retrospectively adjust the margin previously recorded subject to those estimates. For 2018, 2017 and 2016, product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $6 million, less than $1 million and $15 million, respectively.
Property and Equipment
Property and equipment includes our sales centers, golf courses, information technology, including internally developed capitalized software, and other assets used in the normal course of business, as well as land held for future vacation ownership product development and undeveloped, and partially developed, land parcels that are not part of an approved development plan and do not meet the criteria to be classified as held for sale. In addition, fully developed vacation ownership interests are classified as property and equipment until they are registered for sale. We record property and equipment at cost, including interest and real estate taxes incurred during active development. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and decorative items and signage. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to forty years), and we amortize leasehold improvements over the shorter of the asset life or lease term.
We also capitalize certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended.

Valuation of Property and Equipment
We test long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.
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
Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC 350”), we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on either a qualitative assessment or a two-step impairment test.
In evaluating goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Qualitative factors that we consider include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment we will recognize, if any.
In the first step of the two-step goodwill impairment test, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required.
We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in the amount of that excess. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experience.
We calculate the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, we use internal analyses based primarily on market comparables. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.
We have had no goodwill impairment charges in the year ended December 31, 2018.

Convertible Senior Notes
In accounting for the 1.50% Convertible Senior Notes due 2022 (the “Convertible Notes”), we separated them into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The excess of the principal amount of the liability over its carrying amount is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Convertible Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in additional paid-in capital within stockholders’ equity. See Footnote 13 “Debt” for more information.
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
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from property owners’ associations) for our participating employees totaling $11 million in 2018, $10 million in 2017 and $8 million in 2016.
Deferred Compensation Plan
Prior to the spin-off of MVW from Marriott International (the “Marriott Spin-Off”), certain members of our senior management had the opportunity to participate in the Marriott International, Inc. Executive Deferred Compensation Plan (the “Marriott International EDC”), which Marriott International maintains and administers. Under the Marriott International EDC, participating employees were able to defer payment and income taxation of a portion of their salary and bonus. Participants also had the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (at a fixed annual rate of return of 3.9 percent for 2018 and 4.0 percent for 2017). Although additional discretionary contributions to the participants’ accounts under the Marriott International EDC may be made, no additional discretionary contributions were made for our employees in 2018, 2017 and 2016. Subsequent to the Marriott Spin-Off, we remain liable to reimburse Marriott International for distributions for participants that were employees of Marriott Vacations Worldwide at the time of the Marriott Spin-Off including earnings thereon.
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
Since the beginning of our 2017 fiscal year, participants in the Deferred Compensation Plan have been able to select a rate of return based on various market-based investment alternatives for a portion of their contributions, as well as any future Company contributions, to the Deferred Compensation Plan, and may also select such a rate for a portion of their existing account balances. To support our ability to meet a portion of our obligations under the Deferred Compensation Plan, we acquired company owned insurance policies (the “COLI policies”) on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants and are payable to a rabbi trust with the Company as grantor. For 2017, at least 25 percent of a participant’s contributions to the Deferred Compensation Plan was required to be subject to a fixed rate of return, which was 3.5 percent for 2017. For 2018, participants were able to select a rate of return based on market-based investment alternatives for up to 100 percent of their contributions and existing balances, with one of those options being a fixed rate of return of 3.5 percent.

We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At December 31, 2018, the value of the assets held in the rabbi trust was $26 million, which is included in the Other line within assets on our Balance Sheets.
Also, see Footnote 16 “Share-Based Compensation” for information on the Legacy-ILG Deferred Compensation Plan.
Share-Based Compensation Costs
We established the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “MVW Stock Plan”) in order to compensate our employees and directors by granting them equity awards such as restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and stock options.
We follow the provisions of ASC Topic 718, “Compensation—Stock Compensation,” which requires that a company measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, share-based awards granted to our employees, other than RSUs with performance vesting conditions, vest ratably over a four-year period. For share-based awards with service-only vesting conditions, we record compensation expense on a straight-line basis over the requisite service period. For RSUs with performance vesting conditions, the number of RSUs earned, if any, is determined following the end of a three-year performance period based upon the cumulative achievement over that period of specific quantitative operating financial measures and we recognize compensation expense once it is probable that the corresponding performance condition will be achieved.
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
For share-based awards granted to non-employee directors, we recognize compensation expense on the grant date based on the fair value of the awards as of that date. See Footnote 15 “Share-Based Compensation” for more information, including information on the Legacy-ILG stock and incentive plan that was assumed as part of the ILG Acquisition.
Also, see Footnote 16 “Share-Based Compensation” for information on the ILG share-based awards converted into MVW share-based awards as part of the ILG Acquisition, which are accounted for in the same manner as awards issued under the MVW Stock Plan as discussed above.
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
We do not have any significant unrecognized tax benefits as of December 31, 2018, December 31, 2017 or December 30, 2016, that, if recognized, would impact our effective tax rate for 2018, 2017 or 2016, respectively. We do not expect that our unrecognized tax benefits as of December 31, 2018 will change significantly within the next twelve months. Additionally, we recognize accrued interest and penalties related to our unrecognized tax benefits as a component of tax expense.
For information about income taxes and deferred tax assets and liabilities, see Footnote 5 “Income Taxes.”
New Accounting Standards
Accounting Standards Update 2018-05 – “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”)
In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, which updates the income tax accounting in GAAP to reflect the interpretive guidance in Staff Accounting Bulletin (“SAB”) 118 (“SAB 118”), that was issued by the staff of the Securities and Exchange Commission in December 2017 in order to address the application of GAAP in situations where a registrant does not have all the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“the “Tax Act”). SAB 118 provides for a provisional one year measurement period for registrants to finalize their accounting for certain income tax effects related to the Tax Act. ASU 2018-05 was effective upon issuance. We finalized our provisional amounts related to the Tax Act in the fourth quarter of 2018. See Footnote 5 “Income Taxes” for additional information.
Accounting Standards Update 2018-15 – “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”)
In August 2018, the FASB issued ASU 2018-15, which provides guidance for determining if a cloud computing arrangement is within the scope of the internal-use software guidance in ASU 350-40 “Intangibles – Goodwill and Other – Internal Use Software” and would require capitalization of certain implementation costs. For public business entities, this guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The adoption of ASU 2018-15 in the fourth quarter of 2018 did not have a material impact on our financial statements or disclosures.
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
Accounting Standards Update 2014-09 – “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), as Amended
In May 2014, the FASB issued ASU 2014-09, which, as amended, created ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), and supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” including most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2017. The new standard may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized on the date of adoption. We adopted ASU 2014-09, as amended, effective January 1, 2018, the first day of our 2018 fiscal year, on a retrospective basis and have restated our previously reported historical results within these Financial Statements. See Footnote 21 “Adoption Impact of New Revenue Standard” for further discussion of the adoption and the impact on our previously reported historical results and Footnote 4 “Revenue” for additional information on how we recognize revenue.
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
Accounting Standards Update 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)
In June 2016, the FASB issued ASU 2016-13, which, as amended, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. We expect to adopt ASU 2016-13 commencing in fiscal year 2020 and are continuing to evaluate the impact that adoption of this update will have on our financial statements and disclosures.
Accounting Standards Update 2016-02 – “Leases (Topic 842)” (“ASU 2016-02”)
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability of information regarding an entity’s leasing activities by providing additional information to users of financial statements. ASU 2016-02 requires lessees to recognize most leases on their balance sheet by recording a liability for its lease obligation and an asset for its right to use the underlying asset as of the lease commencement date and recognizing expenses on the income statement in a similar manner to the current guidance in ASC Topic 840, Leases (“ASC 840”). Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance.

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
As permitted by the amended guidance, we intend to elect to retain the original lease classification and historical accounting for existing or expired contracts of lessees and lessors so that we will not be required to reassess whether such contracts contain leases, the lease classification, or the initial direct costs. Additionally, we intend to elect an accounting policy by class of underlying asset to combine lease and non-lease components. We do not intend to utilize the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of its right-of-use assets.
We plan to adopt ASU 2016-02, as amended, using the transition method which allows the application of the standard at the adoption date, January 1, 2019, and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
We have implemented leasing software solutions to account for our population of leases where we are the lessee and are continuing to identify changes to our business processes, systems and controls to support adoption of the new standard in 2019. We expect the adoption of ASU 2016-02 will have a material effect on our balance sheets as a result of recognizing a lease obligation and right-of-use asset for our operating leases, primarily those related to leases of real estate and other assets. We do not expect the adoption of ASU 2016-02 to have a material effect on our Income Statements or Cash Flows.
3. ACQUISITIONS AND DISPOSITIONS
ILG Acquisition
On September 1, 2018, we completed the ILG Acquisition. ILG is a leading provider of professionally delivered vacation experiences with a portfolio of leisure businesses ranging from vacation exchange and rental services to vacation ownership, and is the exclusive global licensee for the Hyatt, Sheraton and Westin brands in vacation ownership.The combination of our brands creates a leading global provider of upper upscale vacation ownership, exchange networks and management services with access to world-class loyalty programs and an expanded portfolio of highly demanded vacation destinations.
Shareholders of ILG received 0.165 shares of our common stock and $14.75 in cash for each share of ILG common stock. The following table presents the fair value of each class of consideration transferred at the Acquisition Date.

(in millions, except per share amounts)
Equivalent shares of Marriott Vacations Worldwide common stock issued in exchange for ILG outstanding shares	20.5
Marriott Vacations Worldwide common stock price per share as of Acquisition Date	$119.00
Fair value of Marriott Vacations Worldwide common stock issued in exchange for ILG outstanding shares	2,441
Cash consideration to ILG shareholders, net of cash acquired of $154 million	1,680
Fair value of ILG equity-based awards attributed to pre-combination service	64
Total consideration transferred, net of cash acquired	4,185
Noncontrolling interests	29
$4,214

Preliminary Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the ILG Acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the Acquisition Date. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Acquisition Date. We are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Acquisition Date, as permitted under GAAP. Any potential adjustments made could be material in relation to the values presented in the table below. During the fourth quarter of 2018, we refined our valuation models to reflect changes in assumptions related to operating margins, discount rates, remaining useful lives, tax rates and growth rates.

The following table presents our preliminary estimates of the fair values of the assets that we acquired and the liabilities that we assumed in connection with the business combination as previously reported at the end of the third quarter of 2018 and as of year-end 2018.

($ in millions)	September 1, 2018 (as previously reported)	Adjustments (1)	September 1, 2018 (as adjusted)
Vacation ownership notes receivable	$736	$17	$753
Inventory	494	(20)	474
Property and equipment	384	(10)	374
Intangible assets	1,223	(57)	1,166
Other assets	581	39	620
Deferred revenue	(217)	—	(217)
Deferred taxes	(174)	(5)	(179)
Debt	(392)	—	(392)
Securitized debt from VIEs	(696)	(6)	(702)
Other liabilities	(476)	(35)	(511)
Net assets acquired	1,463	(77)	1,386
Goodwill(2)	2,747	81	2,828
	$4,210	$4	$4,214
_________________________

(1)
Adjustments to Goodwill include the correction of an immaterial prior period error related to $30 million of acquisition-related costs incurred by Legacy-ILG prior to the Acquisition Date, that we paid in connection with the completion of the ILG Acquisition. These costs were incorrectly expensed as “ILG acquisition-related costs” during the third quarter of 2018, and during the fourth quarter of 2018 were reclassified to Goodwill.

(2)
Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined operations.

Vacation Ownership Notes Receivable
We acquired vacation ownership notes receivable which consist of loans to customers who purchased vacation ownership products and chose to finance their purchase. These vacation ownership notes receivable are collateralized by the underlying VOIs and generally have terms ranging from five to 15 years. We provisionally estimated the fair value of the vacation ownership notes receivables using a discounted cash flow model, which calculated a present value of expected future cash flows over the term of the respective vacation ownership notes receivable (Level 2). We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default and prepayment assumptions, which could result in changes to our provisional estimate. See Footnote 6 “Vacation Ownership Notes Receivable” for additional information.
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

Goodwill
The following table details the carrying amount of our goodwill at December 31, 2018 and reflects our preliminary estimate of goodwill added as a result of the ILG Acquisition. The assignment of goodwill to our reporting units may change during the measurement period as we have not yet finalized the fair value of the assets and liabilities assumed in the ILG Acquisition.

($ in millions)	Vacation Ownership Segment	Exchange & Third-Party Management Segment	Total Consolidated
Year-End 2018 Balance
Goodwill	$2,448	$380	$2,828

Intangible Assets
The following table presents our preliminary estimates of the fair values of the identified intangible assets acquired in the ILG Acquisition and their related estimated useful lives.

	Estimated Fair Value ($ in millions)	Estimated Useful Life (in years)
Member relationships	$695	15 to 20
Management contracts	356	15 to 25
Management contracts(1)	33	indefinite
Trade names and trademarks	82	indefinite
	$1,166
_________________________

(1)
The indefinite-lived management contracts, by their terms, continue for the foreseeable horizon. There are no legal, regulatory, contractual, competitive, economic or other factors which limit the period of time over which these resort management contracts are expected to contribute future cash flows.

We provisionally estimated the value of the trade names and trademarks using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We estimated the value of management contracts and member relationships using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. These valuation approaches utilize Level 3 inputs, and we continue to review the related contracts and historical performance in addition to evaluating the inputs, including the discount rates and renewal and growth assumptions, which could result in changes to these provisional values.
Deferred Revenue
Deferred revenue primarily relates to membership fees, which are deferred and recognized over the terms of the applicable memberships, ranging from one to five years, on a straight-line basis. Additionally, deferred revenue includes maintenance fees collected from owners, in certain cases, which are earned by the relevant property owners’ association over the applicable period. We provisionally estimated the value of the deferred revenue utilizing Level 3 inputs based on a review of existing deferred revenue balances against legal performance obligations. We continue to review the related contracts in addition to evaluating the inputs, including the discount rates, which could result in changes to the provisional estimate.
Deferred Income Taxes
Deferred income taxes primarily relate to the fair value of assets and liabilities acquired, including vacation ownership notes receivable, inventory, property and equipment, intangible assets, and debt. We provisionally estimated deferred income taxes based on statutory rates in the jurisdictions of the legal entities where the acquired assets and liabilities are recorded. We are continuing to assess the tax rates used, and we will update our estimate of deferred income taxes based on changes to our provisional valuations of the related assets and liabilities and refinement of the effective tax rates, which could result in changes to these provisional values.

Debt
We valued the IAC Notes (as defined in Footnote 13 “Debt”) using a quoted market price, which is considered a Level 2 input as it is observable in the market; however these notes have only a limited trading volume and as such this fair value estimate is not necessarily indicative of the value at which the IAC Notes could be retired or transferred. The carrying value of the ILG Revolving Credit Facility (as defined in Footnote 13 “Debt”) approximated fair value, as the contractual interest rate was variable plus an applicable margin based credit rating (Level 3 input). The ILG Revolving Credit Facility was extinguished and all amounts due were repaid in full upon completion of the ILG Acquisition.
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

($ in millions, except per share data)	2018	2017
Revenues	$4,216	$3,927
Net income	$192	$191
Net income attributable to common stockholders	$193	$189
EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$4.10	$3.96
Diluted	$4.00	$3.88

The unaudited pro forma results include $28 million and $197 million of ILG acquisition-related costs for 2018 and 2017, respectively.
ILG Results of Operations
The following table presents the results of Legacy-ILG operations included in our Income Statement from the Acquisition Date through the end of 2018.

($ in millions)	September 1, 2018 to December 31, 2018
Revenue	$568
Net loss	$(5)

Other 2018 Acquisitions
Marco Island, Florida
During the fourth quarter of 2018, we acquired 92 completed vacation ownership units for $83 million and during the first quarter of 2018, we acquired 20 completed vacation ownership units for $24 million. Both transactions were accounted for as asset acquisitions with all of the purchase price allocated to Inventory.

2018 Dispositions
VRI Europe
As part of the ILG Acquisition, we acquired a 75.5 percent interest in VRI Europe Limited (“VRI Europe”), a joint venture comprised of a European vacation ownership resort management business, which was consolidated by MVW under the voting interest model. During the fourth quarter of 2018, we sold our interest in VRI Europe to an affiliate of the noncontrolling interest holder for our book value of $63 million, of which $40 million of cash was received in 2018. In addition, we recorded a receivable of $6 million due in 2019 and a note receivable of $17 million due in 2020 relating to the transaction.
2017 Acquisitions
Bali, Indonesia
During the 2017 third quarter, we acquired 51 completed vacation ownership units, as well as a sales gallery and related resort amenities, located in Bali, Indonesia for $24 million. The transaction was accounted for as an asset acquisition with the purchase price allocated to Inventory ($22 million) and Property and equipment ($2 million).
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
Big Island of Hawaii
During the 2017 second quarter, we acquired 112 completed vacation ownership units located on the Big Island of Hawaii. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory. As consideration for the acquisition, we paid $27 million in cash, settled a note receivable from the seller of less than $1 million on a non-cash basis, and issued a non-interest bearing note payable for $64 million. See Footnote 13 “Debt” for information on the non-interest bearing note payable.
2017 Dispositions
We made no significant dispositions in 2017.
2016 Acquisitions
Miami Beach, Florida
During the 2016 first quarter, we completed the acquisition of an operating property located in the South Beach area of Miami Beach, Florida, for $24 million. The acquisition was treated as a business combination, accounted for using the acquisition method of accounting and included within operating activities on our Cash Flow for the year ended December 30, 2016. As consideration for the acquisition, we paid $24 million in cash; the value of the acquired property was allocated to Inventory. We rebranded this property as Marriott Vacation Club Pulse, South Beach and converted it, in its entirety, into vacation ownership inventory.
2016 Dispositions
San Francisco, California
During the 2016 second quarter, we disposed of 19 residential units, located at The Ritz-Carlton Club and Residences, San Francisco (the “RCC San Francisco”), for gross cash proceeds of $20 million. We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate and recorded a gain of $11 million in the Gains and other income line on our Income Statement for the year ended December 30, 2016.

Surfers Paradise, Australia
During the 2016 second quarter, we disposed of a portion of an operating property located in Surfers Paradise, Australia for gross cash proceeds of AUD $71 million ($51 million). We accounted for the sale under the full accrual method in accordance with the authoritative guidance on accounting for sales of real estate. As part of the disposition, we guaranteed the net operating income of this portion of the operating property through 2021 up to a specified maximum of AUD $3 million ($2 million), which was recorded as a deferred gain in the Other line within liabilities on our balance sheet. We recognized a loss, inclusive of the deferred gain, of AUD $1 million ($1 million) in connection with the sale, which was recorded in the Gains and other income line on the Income Statement for the year ended December 30, 2016.
4. REVENUE
We account for revenue in accordance with ASC 606, which we adopted on January 1, 2018, using the retrospective method. See Footnote 2 “Summary of Significant Accounting Policies” for additional information and Footnote 21 “Adoption Impact of New Revenue Standard” for further discussion of the adoption and the impact on our previously reported historical results.
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for each of the last three fiscal years.

	2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$990	$—	$—	$990

Ancillary revenues	160	1	—	161
Management fee revenues	114	30	(4)	140
Other services revenues	85	78	35	198
Management and exchange	359	109	31	499

Rental	352	18	1	371

Cost reimbursements	920	33	(28)	925
Revenue from contracts with customers	2,621	160	4	2,785

Financing	182	1	—	183
Total Revenues	$2,803	$161	$4	$2,968

	2017
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$757	$—	$—	$757

Ancillary revenues	118	—	—	118
Management fee revenues	89	—	—	89
Other services revenues	72	—	—	72
Management and exchange	279	—	—	279

Rental	262	—	—	262

Cost reimbursements	750	—	—	750
Revenue from contracts with customers	2,048	—	—	2,048

Financing	135	—	—	135
Total Revenues	$2,183	$—	$—	$2,183

	2016
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$623	$—	$—	$623

Ancillary revenues	124	—	—	124
Management fee revenues	84	—	—	84
Other services revenues	70	—	—	70
Management and exchange	278	—	—	278

Rental	252	—	—	252

Cost reimbursements	720	—	—	720
Revenue from contracts with customers	1,873	—	—	1,873

Financing	127	—	—	127
Total Revenues	$2,000	$—	$—	$2,000

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for each of the last three fiscal years.

	2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,467	$95	$4	$1,566
Goods or services transferred at a point in time	1,154	65	—	1,219
Revenue from contracts with customers	$2,621	$160	$4	$2,785

	2017
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,149	$—	$—	$1,149
Goods or services transferred at a point in time	899	—	—	899
Revenue from contracts with customers	$2,048	$—	$—	$2,048

	2016
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,104	$—	$—	$1,104
Goods or services transferred at a point in time	769	—	—	769
Revenue from contracts with customers	$1,873	$—	$—	$1,873

Receivables, Contract Assets & Contract Liabilities
The following table shows the composition of our receivables and contract liabilities. We had no contract assets at either December 31, 2018 or December 31, 2017.

($ in millions)	At December 31, 2018	At December 31, 2017
Receivables
Accounts receivable	$68	$73
Vacation ownership notes receivable, net	2,039	1,115
	$2,107	$1,188

Contract Liabilities
Advance deposits	$113	$84
Deferred revenue	319	69
	$432	$153

Revenue recognized during the year ended December 31, 2018 that was included in our contract liabilities balance at December 31, 2017 was $117 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At December 31, 2018, 90 percent of this amount is expected to be recognized as revenue over the next two years.
5. INCOME TAXES
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
During December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have all the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, our deferred tax assets and liabilities were remeasured using the new corporate tax rate of 21 percent, rather than the previous rate of 35 percent, resulting in a $65 million decrease in our income tax expense for the year ended December 31, 2017 and a corresponding $65 million decrease in our net deferred tax liability as of December 31, 2017. In 2018, we recored an additional $1 million of income tax expense related to the effects of the Tax Act, primarily due to final Internal Revenue Service guidance issued during the year regarding executive compensation. As of December 31, 2018, all adjustments related to the Tax Act have been finalized.
The one-time transition tax on certain un-repatriated earnings of foreign subsidiaries is based on total post-1986 earnings and profits that we previously deferred from U.S. income taxes. We completed our analysis of the transition tax and determined that, due to deficits in foreign earnings and profits, there was no one-time transition impact. We recognized a $3 million deferred tax liability for tax consequences of a portion of foreign unremitted earnings that are not permanently reinvested. Our present intention is to indefinitely reinvest the residual historic undistributed accumulated earnings associated with certain foreign subsidiaries and as such, we have not provided for deferred taxes on outside basis differences in our investments in these foreign subsidiaries.
The Tax Act added a new provision for a tax on Global Intangible Low-Taxed Income (“GILTI”). As of December 31, 2018, we finalized our policy and have elected to use the period cost method for GILTI provisions and therefore have not recorded deferred taxes for basis differences expected to reverse in future periods.
Income Tax Provision
The components of our earnings before income taxes for the last three years consisted of:

($ in millions)	2018	2017	2016
United States	$108	$232	$195
Non-U.S. jurisdictions	(5)	8	3
	$103	$240	$198

In 2018 and 2017, our tax benefit included an excess tax benefit of $2 million and $6 million, respectively, related to the vesting or exercise of employee share-based awards. In 2016, our tax provision did not reflect an excess tax benefit of $1 million related to the vesting and exercise of share-based awards, as this period was before our adoption of ASU 2016-09. In our statements of cash flows, we presented excess tax benefits as financing cash flows before our adoption of ASU 2016-09.
Our provision for income taxes for the last three years consisted of:

($ in millions)		2018	2017	2016
Current	– U.S. Federal	$17	$(49)	$(35)
	– U.S. State	(1)	(7)	(5)
	– Non-U.S.	(10)	(7)	(5)
		6	(63)	(45)

Deferred	– U.S. Federal	(46)	44	(30)
	– U.S. State	(9)	(1)	(2)
	– Non-U.S.	(2)	15	1
		(57)	58	(31)
		$(51)	$(5)	$(76)

The deferred tax assets and related valuation allowances in these Financial Statements have been determined on a separate return basis. The assessment of the valuation allowances requires considerable judgment on the part of management with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. Valuation allowances are recorded against the deferred tax assets of certain foreign operations for which historical losses, restructuring and impairment charges have been incurred. The change in the valuation allowances established were $9 million in 2018, ($4) million in 2017 and $2 million in 2016. In addition to the $9 million increase for 2018, valuation allowances totaling $53 million were recorded as part of the ILG Acquisition.
We conduct business in countries that grant “holidays” from income taxes for ten to thirty year periods. These holidays expire through 2034.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for years 2012 through 2017. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions.

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
The following table presents our deferred tax assets and liabilities, and the tax effect of each type of temporary difference and carry-forward that gave rise to a significant portion of our deferred tax assets and liabilities at December 31, 2018 and December 31, 2017:

($ in millions)	At Year-End 2018	At Year-End 2017
Deferred Tax Assets
Inventory	$145	$38
Reserves	84	26
Deferred revenue	22	1
Property and equipment	54	12
Long lived intangible assets	—	24
Net operating loss and capital loss carryforwards	59	39
Tax credits	24	40
Other, net	21	17
Deferred tax assets	409	197
Less valuation allowance	(106)	(44)
Net deferred tax assets	303	153

Deferred Tax Liabilities
Long lived intangible assets	(234)	—
Deferred sales of vacation ownership interests	(377)	(230)
Deferred tax liabilities	(611)	(230)

Total net deferred tax liabilities	$(308)	$(77)

At December 31, 2018, we had approximately $48 million of foreign net operating loss carryforwards (excluding valuation allowances) some of which begin expiring in 2019; however, a significant portion of these have indefinite carryforward periods. We have $1 million of federal net operating loss carryforwards and $2 million of state net operating loss carryforwards, of which less than $1 million will expire within the next five years. We also have a capital loss carryforward of approximately $10 million, which expires at the end of 2019, and is offset by a full valuation allowance. We also have a federal alternative minimum tax credit carryforward of $14 million, which we expect will be fully utilized in 2019, U.S. federal foreign tax credit carryforwards of $4 million, $5 million of state tax credit carryforwards and less than $1 million of non-U.S. tax credit carryforwards.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory income tax rate to our effective income tax rate:

	2018	2017	2016
U.S. statutory income tax rate	21.00%	35.00%	35.00%
U.S. state income taxes, net of U.S. federal tax benefit	4.23	2.50	2.47
Permanent differences(1)	2.78	(0.58)	1.16
Transaction costs(2)	4.68	—	—
Impact related to the Tax Act	1.23	(27.12)	—
Impact of non-deductible executive compensation(3)	3.60	(2.54)	—
Foreign tax rate changes	(0.11)	(2.01)	0.05
Non-U.S. income (loss)(4)	3.90	(2.61)	0.08
Other items	(0.11)	(0.79)	(1.06)
Change in valuation allowance(5)	8.60	0.03	0.78
Effective rate	49.80%	1.88%	38.48%
_________________________

(1)	Primarily due to non-deductible meal and entertainment expenses and new foreign tax provisions net of foreign tax credits, under provisions of the Tax Act.

(2)	Attributed to non-deductible transaction costs incurred as a result of the ILG Acquisition.

(3)	Increase attributable to non-deductible executive compensation under provisions of the Tax Act.

(4)	Attributed to the difference between U.S. and foreign income tax rates and other foreign adjustments.

(5)
In 2018 and 2016, primarily attributable to losses and future deductions in foreign jurisdictions for which a tax benefit has not been recognized through establishment of valuation allowances. The 2017 impact is the net impact of foreign losses not resulting in a benefit due to the establishment of valuation allowances, partially offset by the release of a portion of previously established foreign valuation allowances.

6. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

	December 31, 2018			December 31, 2017
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,070	$557	$1,627	$814	$—	$814
Non-securitized
Eligible for securitization(1)	85	22	107	142	—	142
Not eligible for securitization(1)	233	72	305	159	—	159
Subtotal	318	94	412	301	—	301
	$1,388	$651	$2,039	$1,115	$—	$1,115
_________________________

(1)	Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	2018	2017	2016
Interest income associated with vacation ownership notes receivable — securitized	$151	$101	$97
Interest income associated with vacation ownership notes receivable — non-securitized	24	27	23
Total interest income associated with vacation ownership notes receivable	$175	$128	$120

Acquired Vacation Ownership Notes Receivable
As part of the ILG Acquisition, we acquired existing portfolios of vacation ownership notes receivable. These notes receivable are accounted for using the expected cash flow method of recognizing discount accretion based on the expected cash flows from the acquired vacation ownership notes receivable pursuant to ASC Topic 310-30, “Loans acquired with deteriorated credit quality” (“ASC 310-30”). At acquisition, we recorded these acquired vacation ownership notes receivable at a preliminary estimate of fair value, including a credit discount which is accreted as an adjustment to yield over the estimated life of the vacation ownership notes receivable.
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

($ in millions)	122 Days Ended December 31, 2018
Balance at Acquisition Date	$—
Acquired accretable yield	233
Accretion	(32)
Reclassification from non-accretable difference	(2)
Balance at December 31, 2018	$199

Non-accretable difference at December 31, 2018	$68

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
The following tables show future contractual principal payments, as well as interest rates for our acquired non-securitized and securitized vacation ownership notes receivable at December 31, 2018:

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2019	$9	$57	$66
2020	8	59	67
2021	9	61	70
2022	9	61	70
2023	9	60	69
Thereafter	50	259	309
Balance at December 31, 2018	$94	$557	$651
Weighted average stated interest rate	13.4%	13.4%	13.4%
Range of stated interest rates	0.0% to 17.9%	6.0% to 17.9%	0.0% to 17.9%

 Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG subsequent to the Acquisition Date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, as well as interest rates for our originated non-securitized and securitized originated vacation ownership notes receivable at December 31, 2018:

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2019	$52	$104	$156
2020	38	108	146
2021	32	112	144
2022	28	115	143
2023	25	116	141
Thereafter	143	515	658
Balance at December 31, 2018	$318	$1,070	$1,388
Weighted average stated interest rate	11.8%	12.5%	12.4%
Range of stated interest rates	0.0% to 18.0%	5.2% to 17.5%	0.0% to 18.0%
For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. See Footnote 4 “Revenue” for further information.
The following table summarizes the activity related to our originated vacation ownership notes receivable reserve:

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2015	$59	$49	$108
Increase in vacation ownership notes receivable reserve	27	17	44
Securitizations	(28)	28	—
Clean-up of Warehouse Credit Facility(1)	10	(10)	—
Write-offs	(40)	—	(40)
Defaulted vacation ownership notes receivable repurchase activity(2)	30	(30)	—
Balance at December 31, 2016	58	54	112
Increase in vacation ownership notes receivable reserve	42	10	52
Securitizations	(29)	29	—
Clean-up of Warehouse Credit Facility(1)	4	(4)	—
Write-offs	(45)	—	(45)
Defaulted vacation ownership notes receivable repurchase activity(2)	28	(28)	—
Balance at December 31, 2017	58	61	119
Vacation ownership notes receivable reserve	57	7	64
Securitizations	(39)	39	—
Clean-up call(1)	1	(1)	—
Write-offs	(43)	—	(43)
Defaulted vacation ownership notes receivable repurchase activity(2)	27	(27)	—
Balance at December 31, 2018	$61	$79	$140
_________________________

(1)
Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable securitizations in 2018 and from our Warehouse Credit Facility (as defined in Footnote 13 “Securitized Debt”) in 2017 and 2016.

(2)
Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
The following table shows our recorded investment in non-accrual Legacy-MVW vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due. As noted in Footnote 2 “Summary of Significant Accounting Policies” we recognize interest income on a cash basis for these vacation ownership notes receivable.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at year-end 2018	$36	$9	$45
Investment in vacation ownership notes receivable on non-accrual status at year-end 2017	$39	$7	$46
Average investment in vacation ownership notes receivable on non-accrual status during 2018	$38	$8	$46
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of December 31, 2018:

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$7	$26	$33
91 – 150 days past due	3	9	12
Greater than 150 days past due	33	—	33
Total past due	43	35	78
Current	235	1,090	1,325
Total vacation ownership notes receivable	$278	$1,125	$1,403
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

Legacy-ILG Vacation Ownership Notes Receivable
As noted in Footnote 2 “Summary of Significant Accounting Policies” we consider Legacy-ILG vacation ownership notes receivable to be in default upon reaching 120 days outstanding. We use the origination of the vacation ownership notes receivable by brand (Hyatt, Sheraton, Westin) and the FICO scores of the customer as the primary credit quality indicators for our Legacy-ILG vacation ownership notes receivable, as historical performance indicates that there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership interest they have acquired, supplemented by the FICO scores of the customers.

The following table shows the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of December 31, 2018:

	Acquired Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$154	$82	$6	$21	$263
Sheraton	145	124	21	55	345
Hyatt	20	13	2	—	35
Other	4	1	—	3	8
	$323	$220	$29	$79	$651
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of December 31, 2018:

	Originated Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$43	$11	$1	$7	$62
Sheraton	28	17	3	9	57
Hyatt	5	2	—	—	7
	$76	$30	$4	$16	$126
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG originated vacation ownership notes receivable as of December 31, 2018:

	Originated Vacation Ownership Notes Receivable
			Delinquent			Defaulted(1)	Total Delinquent & Defaulted
($ in millions)	Receivables	Current	30 - 59 Days	60 - 89 Days	90 - 119 Days	> 120 Days
December 31, 2018	$126	$124	$2	$—	$—	$—	$2
_________________________

(1)	Vacation ownership notes receivable equal to or greater than 120 days are considered in default.

7. FINANCIAL INSTRUMENTS
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

	December 31, 2018		December 31, 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable	$1,388	$1,413	$1,115	$1,276
Other assets	66	66	14	14
	$1,454	$1,479	$1,129	$1,290

Securitized debt, net	$(1,694)	$(1,698)	$(835)	$(836)
Exchange Notes, net	(88)	(87)	—	—
Senior Unsecured Notes, net	(741)	(726)	—	—
IAC Notes	(141)	(140)	—	—
Term Loan, net	(888)	(887)	—	—
Convertible notes, net	(199)	(198)	(192)	(260)
Non-interest bearing note payable, net	(30)	(30)	(61)	(61)
Other debt, net	(20)	(20)	—	—
Other liabilities	(6)	(6)	—	—
	$(3,807)	$(3,792)	$(1,088)	$(1,157)
Originated Vacation Ownership Notes Receivable

	December 31, 2018		December 31, 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable
Securitized	$1,070	$1,093	$814	$955

Eligible for securitization	85	87	142	162
Not eligible for securitization	233	233	159	159
Non-securitized	318	320	301	321
	$1,388	$1,413	$1,115	$1,276

We estimate the fair value of our originated vacation ownership notes receivable that have been securitized using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model uses default rates, prepayment rates, coupon rates and loan terms for our securitized vacation ownership notes receivable portfolio as key drivers of risk and relative value to determine the fair value of the underlying vacation ownership notes receivable. We concluded that this fair value measurement should be categorized within Level 3.
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
Other Assets
Other assets include $26 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs). In addition, we have investments in marketable securities of $8 million which are marked to market as trading securities using quoted market prices (Level 1 inputs). We also have a $32 million note receivable related to a convertible secured loan facility for which fair value approximates carrying value as the terms and interest rate approximate market.
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
Exchange Notes
We estimate the fair value of our Exchange Notes (as defined in Footnote 14 “Debt”) using indicative quotes from securities dealers as of the last trading day for the quarter; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which the Exchange Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Senior Unsecured Notes
We estimate the fair value of our Senior Unsecured Notes (as defined in Footnote 14 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume as such this fair value estimate is not necessarily indicative of the value at which the Senior Unsecured Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
IAC Notes
We estimate the fair value of our IAC Notes (as defined in Footnote 14 “Debt”) using indicative quotes from securities dealers as of the last trading day for the quarter; however these notes have only a limited trading volume and as such this fair value estimate is not necessarily indicative of the value at which the IAC Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Term Loan
We estimate the fair value of our Term Loan (as defined in Footnote 14 “Debt”) approximates its gross carrying value as the contractual interest rate is variable plus an applicable margin. In addition, the Term Loan was priced and closed within the third quarter of 2018. We concluded that this fair value measurement should be categorized within Level 3.

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
8. EARNINGS PER SHARE
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
Our calculation of diluted earnings per share reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of either December 31, 2018 or December 31, 2017, there was no dilutive impact from the Convertible Notes for either 2018 or 2017.
The shares issuable on exercise of the Warrants (as defined in Footnote 14 “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price, which was subject to adjustment in the fourth quarter of 2018 to $176.15, as described in Footnote 14 “Debt.” If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote 14 “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted earnings per share.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share.

Computation of Basic and Diluted Earnings Per Share Attributable to Common Shareholders
(in millions, except per share amounts)	2018(1)	2017(1)	2016(1)
Net income attributable to common shareholders	$55	$235	$122
Shares for basic earnings per share	33.3	27.1	27.9
Basic earnings per share	$1.64	$8.70	$4.37

Net income attributable to common shareholders	$55	$235	$122
Shares for basic earnings per share	33.3	27.1	27.9
Effect of dilutive shares outstanding
Employee stock options and SARs	0.4	0.4	0.3
Restricted stock units	0.3	0.2	0.2
Shares for diluted earnings per share	34.0	27.7	28.4
Diluted earnings per share	$1.61	$8.49	$4.29

_________________________

(1)
The computations of diluted earnings per share exclude approximately 165,000, 238,000 and 217,000 shares of common stock, the maximum number of shares issuable as of December 31, 2018, December 31, 2017 and

December 30, 2016, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the respective reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for the year ended December 31, 2018, we excluded from our calculation of diluted earnings per share 56,649 shares underlying SARs that may be settled in shares of common stock because the exercise price of $143.38 of such SARs was greater than the average market price for the applicable period.
For the year ended December 31, 2017, our calculation of diluted earnings per share included shares underlying SARs that may be settled in shares of common stock because the exercise price of such SARs were less than or equal to the average market price for the applicable period.
For the year ended December 30, 2016, we excluded from our calculation of diluted earnings per share 62,018 shares underlying SARs that may be settled in shares of common stock because the exercise price of $77.42 of such SARs was greater than the average market prices for the applicable period.
9. INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2018	At Year End 2017
Finished goods(1)	$843	$391
Work-in-progress	9	2
Real estate inventory	852	393
Operating supplies and retail inventory	11	5
	$863	$398
_________________________

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.
We value vacation ownership interests at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value.
In addition to the above, at December 31, 2018, we had $51 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.
10. PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2018	At Year-End 2017
Land and land improvements	$466	$390
Buildings and leasehold improvements	404	259
Furniture, fixtures and other equipment	88	54
Information technology	297	185
Construction in progress	32	23
	1,287	911
Accumulated depreciation	(336)	(328)
	$951	$583

11. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of December 31, 2018, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $51 million, of which we expect $29 million, $12 million, $4 million, $3 million, $2 million and $1 million will be paid in 2019, 2020, 2021, 2022, 2023 and thereafter, respectively.

•	We have commitments of $6 million to subsidize operating costs of vacation ownership property owners’ associations, which we expect to pay in 2019.

•
We have a commitment to purchase an operating property located in New York, New York for $182 million, of which $7 million is attributed to a related capital lease arrangement and recorded in Debt. We expect to acquire the units in the property, in their current form, over time, and we expect to make payments for these units of $120 million and $62 million in 2020 and 2021, respectively. We currently manage this property, which we have rebranded as Marriott Vacation Club Pulse, New York City. See Footnote 17 “Variable Interest Entities,” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

•
We have a commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Vacation Ownership segment, contingent upon completion of construction to agreed-upon standards within specified timeframes. We expect to complete the acquisition in 2019 and to make the remaining payments with respect to these units when specific construction milestones are completed, as follows: $31 million in 2019 and $2 million in 2020.

•
During the first quarter of 2019, we amended a commitment to purchase an operating property located in San Francisco, California for $158 million, of which $9 million is attributed to a related capital lease arrangement and recorded in Debt. We expect to acquire the operating property over time and expect to make payments for the operating property as follows: $56 million in 2019, $55 million in 2020 and $47 million in 2021. We currently manage this unbranded property, and expect it to be branded as Marriott Vacation Club Pulse, San Francisco during 2019. See Footnote 17 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

Surety bonds issued as of December 31, 2018 totaled $74 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Additionally, as of December 31, 2018, we had $4 million of letters of credit outstanding under our $600 million revolving credit facility (the “Revolving Corporate Credit Facility”).
Guarantees
At December 31, 2018, our maximum exposure under guarantees was $40 million which primarily relates to certain of our rental management agreements within our Exchange & Third-Party Management segment. These agreements provide for owners to receive specified percentages or guaranteed amounts of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit.
Loss Contingencies
In April 2013, Krishna and Sherrie Narayan and other owners of 12 residential units (owners of two of which subsequently agreed to release their claims) at the resort formerly known as The Ritz-Carlton Club & Residences, Kapalua Bay (“Kapalua Bay”) filed an amended complaint in Circuit Court for Maui County, Hawaii against us, certain of our subsidiaries, Marriott International certain of its subsidiaries, and the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”). In the original complaint, the plaintiffs alleged that defendants mismanaged funds of the residential owners’ association (the “Kapalua Bay Association”), created a conflict of interest by permitting their employees to serve on the Kapalua Bay Association’s board, and failed to disclose documents to which the plaintiffs were allegedly entitled. The amended complaint alleged breach of fiduciary duty, violations of the Hawaii Unfair and Deceptive Trade Practices Act and the Hawaii condominium statute, intentional misrepresentation and concealment, unjust enrichment and civil conspiracy. The relief sought in the amended complaint included injunctive relief, repayment of all sums paid to us and our subsidiaries and Marriott International and its subsidiaries, compensatory and punitive damages, and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. In

October 2018, the parties reached agreements to settle the claims of the plaintiffs and during the third quarter of 2018 we recorded an accrual of $16 million in conjunction with the settlements.
In June 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at Kapalua Bay, together with owners of 38 other fractional interests (owners of two of which subsequently agreed to release their claims) at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, the Joint Venture, and other entities that have equity investments in the Joint Venture. The plaintiffs alleged that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought included compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. In February 2019, the parties reached a tentative agreement to settle the case and during the fourth quarter of 2018 we recorded an accrual of $12 million in conjunction with the settlement. The definitive terms of the settlement agreement are being finalized.
In May 2015, we and certain of our subsidiaries were named as defendants in an action filed in the Superior Court of San Francisco County, California, by William and Sharon Petrick and certain other present and former owners of fractional interests at the RCC San Francisco. The plaintiffs alleged that the affiliation of the RCC San Francisco with our points-based Marriott Vacation Club Destinations (“MVCD”) program, certain alleged sales practices, and other acts we and the other defendants allegedly took caused an actionable decrease in the value of their fractional interests. The relief sought included, among other things, compensatory and punitive damages, rescission, and pre- and post-judgment interest. In July 2018, the parties reached an agreement to settle the case and during the third quarter of 2018 we recorded an accrual of $11 million in connection with the settlement. In addition to various terms and conditions, the settlement calls for our repurchase of fractional interests owned by the plaintiffs.
In March 2017, RCHFU, L.L.C. and other owners of 232 fractional interests at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) served an amended complaint in an action pending in the U.S. District Court for the District of Colorado against us, certain of our subsidiaries, and other third party defendants. The amended complaint alleges that the plaintiffs’ fractional interests were devalued by the affiliation of the RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. We filed a motion to dismiss the amended complaint, which the Court granted in part and denied in part in March 2018. In February 2018, plaintiffs filed a motion seeking to add a claim for punitive damages to their complaint, which the Court granted in May 2018. In January 2019, plaintiffs filed a motion seeking to further amend their complaint. That motion remains pending. We dispute the plaintiffs’ material allegations and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In May 2016, we, certain of our subsidiaries, and certain third parties were named as defendants in an action filed in the U.S. District Court for the Middle District of Florida by Anthony and Beth Lennen. The case is filed as a putative class action; the plaintiffs seek to represent a class consisting of themselves and all other purchasers of MVCD points, from inception of the MVCD program in June 2010 to the present, as well as all individuals who own or have owned weeks in any resorts for which weeks have been added to the MVCD program. Plaintiffs challenge the characterization of the beneficial interests in the MVCD trust that are sold to customers as real estate interests under Florida law. They also challenge the structure of the trust and associated operational aspects of the trust product. The relief sought includes, among other things, declaratory relief, an unwinding of the MVCD product, and punitive damages. In September 2016, we filed a motion to dismiss the complaint and a motion to stay the case pending referral of certain questions to Florida state regulators, and the Court granted the motion to dismiss and denied the motion to stay. The Court granted leave to plaintiffs to file an amended complaint, which plaintiffs filed in October 2017. In November 2017, we filed a motion to dismiss the amended complaint, which remains pending. In October 2018, plaintiffs filed a motion for class certification, which we opposed. The motion remains pending. We dispute the plaintiffs’ material allegations and continue to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In December 2016, individuals and entities who own or owned 107 fractional interests at the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “St. Regis NY Club”) filed an action against ILG, certain of its subsidiaries, Marriott International and certain of its subsidiaries including Starwood. The case is filed as a mass action in the U.S. District Court for the Southern District of New York. Plaintiffs principally challenge the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor, claiming that the alleged acts breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The relief sought includes, among other things, compensatory damages, rescission, disgorgement, attorneys’ fees, and pre- and post-judgment interest. In April 2017, we filed a motion to dismiss the amended complaint, which the Court granted in part and denied in part in September 2018. Thereafter, in October 2018 plaintiffs filed another amended complaint. We responded by filing a motion to dismiss, which remains pending. We dispute the material allegations and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In February 2017, the owners’ association for the St. Regis NY Club filed a separate suit against ILG and certain of its subsidiaries in the U.S. District Court for the Southern District of New York. In March 2017, before we were served with the initial complaint, plaintiff filed an amended complaint that added Marriott International and Starwood as defendants and added additional claims. Plaintiff filed a second amended complaint in July 2017. The complaint, as amended, asserts claims against the sponsor of the St. Regis NY Club (St. Regis Residence Club, New York, Inc.), the St. Regis NY Club manager (St. Regis New York Management, Inc.), and certain affiliated entities, as well as against Marriott International and Starwood, for alleged breach of fiduciary duties principally related to sale and rental practices, tortious interference with the management agreement, and alleged unjust enrichment, seeks certain declaratory relief in connection with the Starpoints conversion program and the exchange program at the St. Regis NY Club, and asserts claims based on alleged anticompetitive conduct by the defendants in connection with plaintiff’s renewal of the St. Regis NY Club management agreement. In addition to the declaratory relief sought, plaintiff seeks unspecified actual damages, punitive damages, and disgorgement of payments under the management and purchase agreements, as well as related agreements. In September 2017, we filed a motion to dismiss the second amended complaint, which the Court granted in part and denied in part in September 2018. In December 2018, the remaining claims were transferred to the U.S. District Court for the Middle District of Florida. On February 21, 2019, the owners’ association filed a complaint against the defendants in the state Supreme Court of New York, New York County, alleging claims for breach of fiduciary duty, unjust enrichment, tortious interference with contract and violation of the Donnelly Act (state antitrust law).  The complaint seeks disgorgement of monies received by defendants as a result of the alleged wrongdoing, unspecified actual damages, punitive damages, and treble damages for the alleged Donnelly act violations. We dispute the plaintiff’s material allegations and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
Other
In addition to the above, in 2018 we recorded an accrual of $5 million in connection with an action brought by owners of fractional interests at The Ritz-Carlton, Lake Tahoe, and $2 million related to vacation ownership projects in Europe.
During June 2018, we identified forged and fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $10 million resulting from unauthorized third-party access to our email system. Upon detection, we immediately notified law enforcement authorities and relevant financial institutions and commenced a forensic investigation and have recovered $6 million as of December 31, 2018. We expect to recover a portion of the remaining $4 million through applicable insurance coverage. We recorded a loss of $4 million in the Gains and other income, net line of our Income Statement for 2018. Any additional recoveries will be recorded in our results in the future. We have concluded that this event did not involve access to any of our other systems. No other misappropriation of assets was identified during our investigation.
Insurance Recoveries
During September 2017, the Westin St. John Resort Villas, a Legacy-ILG property, sustained damage as a result of Hurricane Irma and remained closed until January 2019. As of December 31, 2018, the property insurance claim receivable related to this event and other 2017 storms was $11 million and is presented within Accounts receivable on our Balance Sheet. This balance is subject to change.
In September 2017, over 20 of our Legacy-MVW properties were impacted by Hurricane Irma and Hurricane Maria and, as a result, as of December 31, 2017, we accrued $1 million for the estimated property damage insurance deductibles and impairment of property and equipment, which was recorded in the Gains and other income, net line on the Income Statement for the year ended December 31, 2017. In 2018, we received $32 million of insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Irma. These proceeds, and the related deductible of $3 million, were recorded net in the Gains and other income, net line on the Income Statement for the year ended December 31, 2018. Subsequent to the end of 2018, we recorded an additional $9 million of other income relating to the final settlement of these business interruption insurance claims.
During 2016, our Legacy-MVW properties in Hilton Head and Myrtle Beach, South Carolina were temporarily closed as a result of damage from Hurricane Matthew. In 2017, we received $9 million in net insurance proceeds related to the settlement of business interruption insurance claims arising from Hurricane Matthew. These proceeds were recorded in the Gains and other income, net line on the Income Statement for the year ended December 31, 2017.

12. LEASES
We have various land, corporate facilities, real estate and equipment operating leases. Our land leases consist of long-term leases for a golf course (term of 30 years) and for land underlying an operating hotel (term of 50 years). Corporate facilities leases are for office space, including our corporate headquarters in Orlando, Florida, and have lease terms that range from nine to 14 years. Other operating leases are primarily for office and retail space, as well as other various equipment supporting our operations, with varying terms and renewal option periods.
The following table presents our future minimum lease obligations under operating leases, including those leases that we assumed in the ILG Acquisition, for which we are the primary obligor as of December 31, 2018:

($ in millions)	Land Leases	Corporate Facilities Leases	Other Operating Leases	Total
2019	$2	$12	$24	$38
2020	2	12	19	33
2021	2	8	13	23
2022	2	5	10	17
2023	3	5	8	16
Thereafter	50	19	26	95
Total minimum lease payments	$61	$61	$100	$222

Certain of these leases provide for minimum rental payments and additional rental payments based on our operations of the leased property. The following table details the composition of rent expense associated with operating leases, net of sublease income, for the last three years:

($ in millions)	2018	2017	2016
Minimum rentals	$16	$9	$8
Additional rentals	5	4	4
	$21	$13	$12

13. SECURITIZED DEBT
The following table provides detail on our debt associated with vacation ownership notes receivable securitizations, net of unamortized debt issuance costs:

($ in millions)	At December 31, 2018	At December 31, 2017
Vacation ownership notes receivable securitizations, gross(1)	$962	$845
Unamortized debt issuance costs	(11)	(10)
	951	835
Legacy-ILG
Vacation ownership notes receivable securitizations(2)	628	—

Warehouse Credit Facility, gross(3)	116	—
Unamortized debt issuance costs(4)	(1)	—
	115	—

	$1,694	$835
_________________________

(1)	Interest rates as of December 31, 2018 range from 2.2% to 6.3%, with a weighted average interest rate of 2.9%.

(2)	Interest rates as of December 31, 2018 range from 2.3% to 4.0%, with a weighted average interest rate of 2.9%.

(3)	The effective interest rate as of December 31, 2018 was 3.5%.

(4)	Excludes $1 million of unamortized debt issuance costs as of December 31, 2017, as no cash borrowings were outstanding at that time.

See Footnote 17 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with the securitized vacation ownership notes receivable and our non-recourse warehouse credit facility (the “Warehouse Credit Facility”). The debt associated with our vacation ownership notes receivable securitizations and our Warehouse Credit Facility is non-recourse to us.
Vacation Ownership Notes Receivable Securitizations
During the second quarter of 2018, we completed the securitization of a pool of $436 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $423 million in vacation ownership loan backed notes from the MVW Owner Trust 2018-1 (the “2018-1 Trust”). Three classes of vacation ownership loan backed notes were issued by the 2018-1 Trust: $316 million of Class A Notes, $65 million of Class B Notes and $42 million of Class C Notes. The Class A Notes have an interest rate of 3.5 percent, the Class B Notes have an interest rate of 3.6 percent and Class C Notes have an interest rate of 3.9 percent, for an overall weighted average interest rate of 3.5 percent.
In August 2018, prior to the ILG Acquisition, Legacy-ILG completed a securitization of a pool of $293 million of vacation ownership notes receivable. Approximately $221 million of vacation ownership notes receivable were purchased prior to the ILG Acquisition by VSE 2018-A VOI Mortgage LLC (the “2018-A Trust”). During the fourth quarter of 2018, the 2018-A Trust purchased $59 million of the remaining vacation ownership notes receivable and $58 million was released from restricted cash. As of December 31, 2018, the 2018-A Trust held $13 million of the proceeds, all of which was released when the remaining vacation ownership notes receivable were purchased in January 2019. In connection with the securitization, investors purchased in a private placement $287 million in vacation ownership loan backed notes from the 2018-A Trust. Three classes of vacation ownership loan backed notes were issued by the 2018-A Trust: $209 million of Class A Notes, $49 million of Class B Notes and $29 million of Class C Notes. The Class A Notes have an interest rate of 3.6 percent, the Class B Notes have an interest rate of 3.7 percent and Class C Notes have an interest rate of 4.0 percent, for an overall weighted average interest rate of 3.63 percent.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2018, and as of December 31, 2018, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of December 31, 2018, we had 11 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown below due to prepayments by the vacation ownership notes receivable obligors. The following table shows scheduled future principal payments for our vacation ownership notes receivable securitizations as of December 31, 2018:

	Vacation Ownership Notes Receivable Securitizations		Warehouse Credit Facility	Total
($ in millions)	Legacy-MVW	Legacy-ILG
Payments Year
2019	$98	$155	$6	$259
2020	102	110	7	219
2021	105	82	103	290
2022	107	65	—	172
2023	106	55	—	161
Thereafter	444	161	—	605
	$962	$628	$116	$1,706

Warehouse Credit Facility
The Warehouse Credit Facility, which has a borrowing capacity of $250 million, allows for the securitization of Legacy-MVW vacation ownership notes receivable on a revolving non-recourse basis, through March 13, 2020. If the Warehouse Credit Facility is not renewed prior to termination, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market once or twice per year.
During the fourth quarter of 2018, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $137 million. The advance rate was 85 percent, which resulted in gross proceeds of $116 million. Net proceeds were $115 million due to the funding of reserve accounts in the amount of $1 million.
Subsequent to the end of 2018, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $85 million. The advance rate was 85 percent, which resulted in gross proceeds of $73 million. Net proceeds were $72 million due to the funding of reserve accounts of less than $1 million.

14. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in millions)	At December 31, 2018	At December 31, 2017
Senior Notes
Exchange Notes(1)	$89	$—
Unamortized debt issuance costs	(1)	—
	88	—

Senior Unsecured Notes(2)	750	—
Unamortized debt issuance costs	(9)	—
	741	—

IAC Notes(3)	141	—

Corporate Credit Facility
Term Loan	900	—
Unamortized debt discount and issuance costs	(12)	—
	888	—

Convertible notes, gross(4)	230	230
Unamortized debt discount and issuance costs	(31)	(38)
	199	192

Non-Interest bearing note payable	31	64
Unamortized debt discount(5)	(1)	(3)
	30	61

Capital leases	17	7

Other(6)	20	—

	$2,124	$260
_________________________

(1)	Interest rate of 5.625%, maturing on April 15, 2023

(2)	Interest rate of 6.500%, maturing on September 15, 2026

(3)	Interest rate of 5.625%, maturing on April 15, 2023

(4)	Effective interest rate as of December 31, 2018 was 4.7%

(5)	Debt discount based on imputed interest rate of 6.0%

(6)	Non-recourse

The following table shows scheduled future principal payments for our debt as of December 31, 2018:

($ in millions)	Exchange Notes	Senior Unsecured Notes	IAC Notes	Term Loan	Convertible Notes	Non-Interest Bearing Note Payable	Capital Leases	Other	Total
Payments Year
2019	$—	$—	$—	$9	$—	$31	$—	$1	$41
2020	—	—	—	9	—	—	17	2	28
2021	—	—	—	9	—	—	—	2	11
2022	—	—	—	9	230	—	—	2	241
2023	89	—	141	8	—	—	—	2	240
Thereafter	—	750	—	856	—	—	—	11	1,617
	$89	$750	$141	$900	$230	$31	$17	$20	$2,178

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
Corporate Credit Facility
During the third quarter of 2018, we extinguished our $250 million revolving credit facility (the “Previous Revolving Corporate Credit Facility”) and entered into a new credit facility (“Corporate Credit Facility”), including a $900 million term loan facility (“Term Loan”), which matures on August 31, 2025, and a Revolving Corporate Credit Facility with a borrowing capacity of $600 million, including a letter of credit sub-facility of $75 million, that terminates on August 31, 2023. All outstanding cash borrowings under our Previous Revolving Corporate Credit Facility were repaid in full.
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

No cash borrowings were outstanding as of December 31, 2018 under our Revolving Corporate Credit Facility. Any amounts borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. As of December 31, 2018, we were in compliance with the applicable financial and operating covenants under the Corporate Credit Facility.
Subsequent to the end of 2018, we made borrowings totaling $85 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, of which $50 million has been repaid.
ILG Revolving Credit Facility
In connection with the ILG Acquisition, we acquired the outstanding balance on a revolving credit facility (the “ILG Revolving Credit Facility”). The ILG Revolving Credit Facility was extinguished and all amounts outstanding were repaid in full subsequent to the completion of the ILG Acquisition.
Convertible Notes
During the 2017 third quarter, we issued $230 million aggregate principal amount of Convertible Notes that bear interest at a rate of 1.50 percent, payable in cash semi-annually on March 15 and September 15 of each year beginning on March 15, 2018. The Convertible Notes mature on September 15, 2022, unless repurchased or converted in accordance with their terms prior to that date. On or after June 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at their option.
The Convertible Notes were convertible at an initial rate of 6.7482 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $148.19 per share of our common stock). The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment during the fourth quarter of 2018 to 6.7685 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $147.74 per share of our common stock) when we declared a quarterly dividend of $0.45 per share, which was greater than the quarterly dividend at the time of the issuance of the Convertible Notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
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
In accounting for the issuance of the Convertible Notes, we separated the Convertible Notes into liability and equity components, and allocated $197 million to the liability component and $33 million to the equity component. The resulting debt discount is amortized as interest expense. As of December 31, 2018, the remaining debt discount amortization period was 3.7 years.

The following table shows the net carrying value of the Convertible Notes:

($ in millions)	At December 31, 2018	At December 31, 2017
Liability component
Principal amount	$230	$230
Unamortized debt discount	(26)	(32)
Unamortized debt issuance costs	(5)	(6)
Net carrying amount of the liability component	$199	$192

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the Convertible Notes:

($ in millions)	2018	2017
Contractual interest expense	$3	$1
Amortization of debt discount	6	2
Amortization of debt issuance costs	1	—
	$10	$3

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
Concurrently with the entry into the Convertible Note Hedges, we separately entered into privately-negotiated warrant transactions (the “Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share, which was subject to adjustment during the fourth quarter of 2018 to $176.15 per share when we declared a quarterly dividend of $0.45 per share.
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
The Convertible Notes, the Convertible Note Hedges and the Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of December 31, 2018, no Convertible Note Hedges or Warrants have been exercised.
Non-Interest Bearing Note Payable
During the 2017 second quarter, we issued an unsecured non-interest bearing note payable in connection with the acquisition of vacation ownership units located on the Big Island of Hawaii. Per the terms of the note payable, the first payment of $33 million was paid during the second quarter of 2018 and the remaining balance of $31 million is due in the second quarter of 2019. See Footnote 3 “Acquisitions and Dispositions” for additional information regarding this transaction.
Capital Leases
In 2018 we entered into a capital lease arrangement for ancillary and operations space in connection with the commitment to purchase an operating property located in San Diego, California. See Footnote 11 “Contingencies and Commitments” for additional information regarding this transaction.
In 2016 we entered into a capital lease arrangement for ancillary and operations space in connection with the commitment to purchase an operating property located in New York, New York. See Footnote 11 “Contingencies and Commitments” for additional information regarding this transaction.

Restrictions
Amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVW and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. In addition, the IAC Notes are guaranteed by Marriott Vacations Worldwide Corporation, ILG and certain other subsidiaries for which 100% of the voting securities are owned directly or indirectly by ILG. See Footnote 22 “Supplemental Guarantor Information” for additional information. The Exchange Notes are guaranteed by Marriott Vacations Worldwide Corporation and its domestic subsidiaries that guarantee the Corporate Credit Facility.
15. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At December 31, 2018, there were 57,626,462 shares of Marriott Vacations Worldwide common stock issued, of which 45,992,731 shares were outstanding and 11,633,731 shares were held as treasury stock. At December 31, 2017, there were 36,861,843 shares of Marriott Vacations Worldwide common stock issued, of which 26,461,296 shares were outstanding and 10,400,547 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of December 31, 2018 or December 31, 2017.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2017	10,440,505	$697	$66.73
For the year ended December 31, 2018	1,247,269	96	77.16
As of December 31, 2018	11,687,774	$793	$67.85

On December 6, 2018, our Board of Directors authorized the extension of the duration of our existing share repurchase program to March 31, 2019, as well as the repurchase of up to 3.0 million additional shares of our common stock through December 31, 2019. As of December 31, 2018, our Board of Directors had authorized the repurchase of an aggregate of up to 14.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of December 31, 2018, 3.2 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
Dividends
We declared cash dividends to holders of common stock during the year ended December 31, 2018 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 16, 2018	March 1, 2018	March 15, 2018	$0.40
May 14, 2018	May 28, 2018	June 11, 2018	$0.40
September 6, 2018	September 20, 2018	October 4, 2018	$0.40
December 6, 2018	December 20, 2018	January 3, 2019	$0.45

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

Noncontrolling Interests
Property Owners’ Associations
As part of the ILG Acquisition we established a noncontrolling interest in property owners’ associations that Legacy-ILG consolidates under the voting interest model, which represents the portion of the property owners’ associations related to individual or third-party VOI owners. As of December 31, 2018, this noncontrolling interest amounts to $8 million and is included on our Balance Sheet as a component of equity.
16. SHARE-BASED COMPENSATION
We maintain the MVW Stock Plan for the benefit of our officers, directors and employees. Under the MVW Stock Plan, we award: (1) RSUs of our common stock, (2) SARs relating to our common stock and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the MVW Stock Plan. As of December 31, 2018, 1 million shares were available for grants under the MVW Stock Plan.
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
The converted awards (both MVW RSUs and MVW Cash-Based Awards) remain subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period), subject to a prorated adjustment for employees who are terminated under certain circumstances or who retire. The ILG RSUs had a weighted average fair value of $118.03 on the Acquisition Date. As of December 31, 2018, 1 million shares were available for grants under the ILG Stock Plan to Legacy-ILG employees.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees:

($ in millions)	2018	2017	2016
Service-based RSUs	$12	$10	$9
Performance-based RSUs	7	4	3
ILG Acquisition Converted RSUs(1)	13	—	—
	32	14	12
SARs	3	2	2
Stock options	—	—	—
	$35	$16	$14

_________________________

(1)	Includes $6 million of share-based compensation expense related to the ILG Cash-Based Awards discussed above.

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At Year-End 2018(1)	At Year-End 2017
Service-based RSUs	$16	$9
Performance-based RSUs	7	5
ILG Acquisition Converted RSUs	15	—
	38	14
SARs	1	1
Stock options	—	—
	$39	$15
_________________________

(1)
As of December 31, 2018, the weighted average remaining term for RSU grants outstanding at year-end 2018 was one to two years and we expect that deferred compensation expense will be recognized over a weighted average period of one to three years.

Restricted Stock Units
We have issued RSUs that vest over time, which we refer to as service-based RSUs, and RSUs that vest based on performance with respect to established criteria, which we refer to as performance-based RSUs.
The following table shows the changes in our outstanding RSUs and the associated weighted average grant-date fair values:

	2018
	Service-based		Performance-based		Total
	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU
Outstanding at year-end 2017	471,007	$59.49	311,512	$72.89	782,519	$64.83
Granted	188,622	$112.93	71,902	$138.68	260,524	$120.04
Converted from ILG Acquisition	447,026	$117.92	—	$—	447,026	$117.92
Distributed	(341,520)	$97.86	(35,067)	$75.20	(376,587)	$95.75
Forfeited	(11,554)	$91.00	(41,267)	$74.96	(52,821)	$78.47
Outstanding at year-end 2018	753,581	$89.66	307,080	$87.75	1,060,661	$89.11

The weighted average grant-date fair value per RSU granted in 2017 and 2016 was $64.83 and $53.56, respectively. The fair value of the RSUs which vested in 2018 was $48 million, and included $24 million related to RSUs converted in the ILG Acquisition. The fair value of the RSUs which vested in 2017 and 2016 was $18 million and $13 million, respectively.
Stock Appreciation Rights
The following table shows the changes in our outstanding SARs and the associated weighted average exercise prices:

	2018
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2017	658,453	$47.63
Granted	56,649	143.38
Exercised	(17,924)	26.30
Forfeited or expired	—	—
Outstanding at year-end 2018(1)(2)	697,178	$55.96

_________________________

(1)	As of December 31, 2018, outstanding SARs had a total intrinsic value of $17 million and a weighted average remaining term of 5 years.

(2)
As of December 31, 2018, 497,243 SARs with a weighted average exercise price of $39.43, an aggregate intrinsic value of $16 million and a weighted average remaining contractual term of 4 years were exercisable.

The weighted average grant-date fair value per SAR granted in 2018, 2017 and 2016 was $44.75, $27.63 and $16.12, respectively. The intrinsic value of SARs which vested in 2018, 2017 and 2016, was less than $1 million, $6 million and $1 million, respectively. The aggregate intrinsic value of SARs which were exercised in 2018, 2017 and 2016 was $2 million, $19 million and $6 million, respectively.
We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility from our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimate. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants in 2018, 2017 and 2016:

	2018	2017	2016
Expected volatility	30.78%	30.41%	31.60%
Dividend yield	1.11%	1.44%	1.96%
Risk-free rate	2.68%	2.06%	1.41%
Expected term (in years)	6.25	6.25	6.25

Stock Options
We may grant non-qualified stock options to employees and non-employee directors at exercise prices or strike prices equal to the market price of our common stock on the date of grant.
There were no outstanding or exercisable stock options held by our employees at year-end 2018 or 2017, and no stock options were granted to our employees in 2018, 2017 or 2016. At December 31, 2018, approximately 5,000 stock options were outstanding and exercisable with a weighted average exercise price per option of $18.49 and a weighted average remaining life of approximately two years.
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
Legacy-ILG Deferred Compensation Plan
Certain deferred share units (“DSUs”) of ILG common stock were outstanding on the Acquisition Date under the Interval Leisure Group, Inc. Deferred Compensation Plan for Non-Employee Directors. On the Acquisition Date, these DSUs were converted to equity-based awards with respect to MVW’s common stock and cash-based awards, resulting in 12,265 DSUs (“ILG DSUs”) and $1 million of cash-based awards. The ILG DSUs had a weighted average fair value of $114.31 on the Acquisition Date. The services associated with the ILG DSUs were completed as of the Acquisition Date, resulting in no deferred compensation costs. The total obligation for the ILG DSUs of $2 million as of December 31, 2018 is classified in Payroll and benefits liability on our Balance Sheet.

17. VARIABLE INTEREST ENTITIES
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
The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at December 31, 2018:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,501	$126	$1,627
Interest receivable	10	1	11
Restricted cash	66	3	69
Total	$1,577	$130	$1,707
Consolidated Liabilities
Interest payable	$2	$—	$2
Securitized debt	1,590	116	1,706
Total	$1,592	$116	$1,708

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during 2018:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$149	$2	$151
Interest expense to investors	$34	$2	$36
Debt issuance cost amortization	$4	$1	$5
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

($ in millions)	2018	2017
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$419	$346
Principal receipts	322	229
Interest receipts	145	100
Reserve release(1)	168	1
Total	1,054	676
Cash Outflows
Principal to investors	(329)	(215)
Voluntary repurchases of defaulted vacation ownership notes receivable, net of substitutions	(31)	(28)
Voluntary clean-up call	(22)	—
Interest to investors	(31)	(19)
Funding of restricted cash(2)	(110)	(2)
Total	(523)	(264)
Net Cash Flows	$531	$412
_________________________

(1)
Includes the release of $106 million related to the securitization transaction completed during the second quarter of 2018 and $58 million related to the Legacy-ILG securitization completed prior to the ILG Acquisition. The funds were released as the remaining vacation ownership notes receivable were purchased by 2018-1 Trust and the 2018-A Trust. Refer to Footnote 13 “Securitized Debt” for a discussion of the terms of the securitization transactions and the purchase of additional vacation ownership notes receivable subsequent to December 31, 2018.

(2)
Includes $106 million of the proceeds from the securitization transaction completed during the second quarter of 2018, which were released when the remaining vacation ownership notes receivable were purchased by the 2018-1 Trust during the third quarter of 2018.

Under the terms of our vacation ownership notes receivable securitizations, we have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. We made voluntary repurchases of defaulted vacation ownership notes receivable, net of substitutions, of $31 million during 2018, $28 million during 2017 and $30 million during 2016. We also made voluntary repurchases, net of substitutions, of $39 million, $57 million and $144 million of other non-defaulted vacation ownership notes receivable during 2018, 2017 and 2016, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.
The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

($ in millions)	2018	2017
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$116	$50
Principal receipts	1	2
Interest receipts	1	2
Total	118	54
Cash Outflows
Principal to investors	—	(1)
Repayment of Warehouse Credit Facility	—	(49)
Interest to investors	(1)	(2)
Funding of restricted cash	(1)	—
Total	(2)	(52)
Net Cash Flows	$116	$2

Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the operating property from the third party developer unless the developer has sold the property to another party. The operating property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the operating property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of December 31, 2018, our Balance Sheet reflected $10 million in Property and equipment related to a capital lease and leasehold improvements and $9 million in Debt related to the capital lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of less than $1 million is included in the Accounts receivable line. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is $1 million as of December 31, 2018.
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of December 31, 2018, our Balance Sheet reflected $8 million in Property and equipment related to a capital lease and leasehold improvements and $7 million in Debt related to the capital lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of less than $1 million is included in the Accounts receivable line on the Balance Sheet as of December 31, 2018. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is $1 million as of December 31, 2018.
Pursuant to a commitment to repurchase an operating property located in Marco Island, Florida that was previously sold to a third-party developer, we acquired 36 completed vacation ownership units during 2017, 20 completed vacation ownership units during the first quarter of 2018, and the remaining 92 completed vacation ownership units during the fourth quarter of 2018. See Footnote 2 “Acquisitions and Dispositions” for additional information on these transactions. The developer was a variable interest entity for which we were not the primary beneficiary as we could not prevent the variable interest entity from selling the property at a higher price. Accordingly, we did not consolidate the variable interest entity. As of December 31, 2018, our purchase commitment related to this operating property was fulfilled and, as such, we no longer retain a variable interest in the entity.
18. BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the company for purposes of allocating resources and assessing performance. We operate in two reportable business segments:

•
Vacation Ownership, which as of December 31, 2018, had more than 100 resorts and over 660,000 owners and members of a diverse portfolio that includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton, Westin, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand, and we have a license to use the St. Regis brand for specified fractional ownership resorts.

Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

•
Exchange & Third-Party Management, which, as of December 31, 2018, includes exchange networks and membership programs comprised of more than 3,200 resorts in over 80 nations and nearly two million members, as well as management of over 180 other resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, VRI Europe, Aqua-Aston and Great Destinations. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services.

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
Our CODM uses Adjusted EBITDA to evaluate the profitability of our operating segments, and the components of net income attributable to common shareholders excluded from Adjusted EBITDA are not separately evaluated. Adjusted EBITDA is defined as net income attributable to common shareholders, before interest expense (excluding consumer financing interest expense), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability or our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income attributable to common shareholders is presented below.
Revenues

($ in millions)	2018	2017	2016
Vacation Ownership	$2,803	$2,183	$2,000
Exchange & Third-Party Management	161	—	—
Total segment revenues	2,964	2,183	2,000
Corporate and other	4	—	—
	$2,968	$2,183	$2,000

Adjusted EBITDA and Reconciliation to Net Income Attributable to Common Shareholders

($ in millions)	2018	2017	2016
Adjusted EBITDA Vacation Ownership	$511	$383	$326
Adjusted EBITDA Exchange & Third-Party Management	77	—	—
Reconciling items:
Corporate and other	(169)	(89)	(89)
Interest expense	(54)	(10)	(9)
Tax provision	(51)	(5)	(76)
Depreciation and amortization	(62)	(21)	(21)
Share-based compensation expense	(35)	(16)	(14)
Certain items	(162)	(7)	5
Net income attributable to common shareholders	$55	$235	$122
Depreciation and Amortization

($ in millions)	2018	2017	2016
Vacation Ownership	$37	$17	$16
Exchange & Third-Party Management	16	—	—
Total segment depreciation	53	17	16
Corporate and other	9	4	5
	$62	$21	$21

Assets

($ in millions)	2018	2017
Vacation Ownership	$7,275	$2,279
Exchange & Third-Party Management	1,182	—
Total segment assets	8,457	2,279
Corporate and other	561	566
	$9,018	$2,845

Capital Expenditures (including inventory)

($ in millions)	2018	2017	2016
Vacation Ownership	$245	$174	$164
Exchange & Third-Party Management	5	—	—
Total segment capital expenditures	250	174	164
Corporate and other	2	7	9
	$252	$181	$173

Geographic Information
We conduct business globally, and our operations outside the United States represented approximately 13 percent, 13 percent and 15 percent of our revenues, excluding cost reimbursements, for 2018, 2017 and 2016, respectively.
Revenues (excluding cost reimbursements)

($ in millions)	2018	2017	2016
United States	$1,780	$1,247	$1,090
All other countries	263	186	190
	$2,043	$1,433	$1,280

Fixed Assets

($ in millions)	2018	2017
United States	$748	$506
All other countries	203	77
	$951	$583

19. QUARTERLY RESULTS (UNAUDITED)

	2018(1)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter	Fiscal Year
Revenues	$571	$595	$750	$1,052	$2,968
Expenses	$(518)	$(546)	$(698)	$(939)	$(2,701)
Net income (loss) attributable to common shareholders	$36	$11	$(36)	$44	$55
Earnings (loss) per share attributable to common shareholders
Basic	$1.35	$0.40	$(1.08)	$0.92	$1.64
Diluted	$1.32	$0.39	$(1.08)	$0.91	$1.61

	2017(1)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$528	$563	$530	$562	$2,183
Expenses	$(483)	$(489)	$(472)	$(493)	$(1,937)
Net income attributable to common shareholders	$28	$48	$40	$119	$235
Earnings per share attributable to common shareholders
Basic	$1.02	$1.76	$1.49	$4.46	$8.70
Diluted	$1.00	$1.72	$1.45	$4.35	$8.49
_______________________

(1)
The sum of the earnings per share attributable to common shareholders for the four quarters differs from annual earnings per share attributable to common shareholders due to the required method of computing the weighted average shares in interim periods.

(2)
The third quarter results were revised to correct an immaterial prior period error relating to $30 million of acquisition-related costs incurred by Legacy-ILG prior to the Acquisition Date, that we paid in connection with the completion of the ILG Acquisition. These costs were incorrectly expensed as “ILG acquisition-related costs” during the third quarter of 2018, and during the fourth quarter of 2018 were reclassified to Goodwill. The impact to net income (loss) attributable to common shareholders during the three and nine-months ended September 30, 2018 was $22 million. See Footnote 3 “Acquisitions and Dispositions” for additional information.

20. SUBSEQUENT EVENTS
Dividends
On February 15, 2019, our Board of Directors declared a quarterly dividend of $0.45 per share to be paid on March 14, 2019 to shareholders of record as of February 28, 2019.

21. ADOPTION IMPACT OF NEW REVENUE STANDARD
As discussed in Footnote 2 "Summary of Significant Accounting Policies" the FASB issued ASU 2014-09 in 2014, which, as amended, created ASC 606. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also contains significant new disclosure requirements regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606 effective January 1, 2018, on a retrospective basis and restated our previously reported historical results as shown in the tables below. The cumulative impact of the adoption of the new Revenue Standard on our opening retained earnings as of January 3, 2015, the first day of our 2015 fiscal year, was $2 million.
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

2017 Income Statement Impact

	2017
($ in millions, except per share amounts)	As Reported	ASC 606 Adjustments	Conforming Reclassifications(1)	As Adjusted
REVENUES
Sale of vacation ownership products	$728	$29	$—	$757
Resort management and other services	306	(27)	(279)	—
Management and exchange	—	—	279	279
Rental	323	(61)	—	262
Financing	135	—	—	135
Cost reimbursements	460	290	—	750
TOTAL REVENUES	1,952	231	—	2,183
EXPENSES
Cost of vacation ownership products	178	16	—	194
Marketing and sales	409	(14)	(7)	388
Resort management and other services	172	(17)	(155)	—
Management and exchange	—	—	147	147
Rental	281	(58)	(2)	221
Financing	18	—	25	43
General and administrative	110	—	(4)	106
Depreciation and amortization	—	—	21	21
Litigation settlement	4	—	—	4
Consumer financing interest	25	—	(25)	—
Royalty fee	63	—	—	63
Cost reimbursements	460	290	—	750
TOTAL EXPENSES	1,720	217	—	1,937
Gains and other income, net	6	—	—	6
Interest expense	(10)	—	—	(10)
ILG acquisition costs	—	—	(1)	(1)
Other	(2)	—	1	(1)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	226	14	—	240
Benefit (provision) for income taxes	1	(6)	—	(5)
NET INCOME	227	8	—	235
Net income attributable to noncontrolling interests	—	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$227	$8	$—	$235

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$8.38	$0.32	$—	$8.70
Diluted	$8.18	$0.31	$—	$8.49
_________________________

(1)	We have reclassified certain prior year amounts to conform to our current year presentation. See Footnote 1 "Basis of Presentation" for a description of the reclassifications.

2016 Income Statement Impact

	2016
($ in millions, except per share amounts)	As Reported	ASC 606 Adjustments	Conforming Reclassifications(1)	As Adjusted
REVENUES
Sale of vacation ownership products	$638	$(15)	$—	$623
Resort management and other services	300	(22)	(278)	—
Management and exchange	—	—	278	278
Rental	312	(60)	—	252
Financing	126	1	—	127
Cost reimbursements	432	288	—	720
TOTAL REVENUES	1,808	192	—	2,000
EXPENSES
Cost of vacation ownership products	155	8	—	163
Marketing and sales	353	(13)	(6)	334
Resort management and other services	174	(17)	(157)	—
Management and exchange	—	—	149	149
Rental	261	(49)	(2)	210
Financing	19	—	24	43
General and administrative	105	—	(5)	100
Depreciation and amortization	—	—	21	21
Litigation settlement	(1)	—	—	(1)
Consumer financing interest	24	—	(24)	—
Royalty fee	61	—	—	61
Cost reimbursements	432	288	—	720
TOTAL EXPENSES	1,583	217	—	1,800
Gains and other income, net	11	—	—	11
Interest expense	(9)	—	—	(9)
Other	(4)	—	—	(4)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	223	(25)	—	198
Provision for income taxes	(86)	10	—	(76)
NET INCOME	137	(15)	—	122
Net income attributable to noncontrolling interests	—	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$137	$(15)	$—	$122

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$4.93	$(0.56)	$—	$4.37
Diluted	$4.83	$(0.54)	$—	$4.29
_________________________

(1)	We have reclassified certain prior year amounts to conform to our current year presentation. See Footnote 1 "Basis of Presentation" for a description of the reclassifications.

2017 Balance Sheet Impact

	As of December 31, 2017
($ in millions)	As Reported	ASC 606 Adjustments	Conforming Reclassifications(1)	As Adjusted
ASSETS
Cash and cash equivalents	$409	$—	$—	$409
Restricted cash	82	—	—	82
Accounts receivable, net	154	(62)	—	92
Vacation ownership notes receivable, net	1,120	(5)	—	1,115
Inventory	716	12	(330)	398
Property and equipment	253	—	330	583
Other	172	(6)	—	166
TOTAL ASSETS	$2,906	$(61)	$—	$2,845
LIABILITIES AND EQUITY
Accounts payable	$145	$—	$—	$145
Advance deposits	63	21	—	84
Accrued liabilities	168	(48)	—	120
Deferred revenue	98	(29)	—	69
Payroll and benefits liability	112	—	—	112
Deferred compensation liability	75	—	—	75
Securitized debt	—	—	835	835
Debt, net	1,095	—	(835)	260
Other	14	—	—	14
Deferred taxes	91	(1)	—	90
TOTAL LIABILITIES	1,861	(57)	—	1,804

Preferred stock	—	—	—	—
Common stock	—	—	—	—
Treasury stock	(694)	—	—	(694)
Additional paid-in capital	1,189	—	—	1,189
Accumulated other comprehensive income	17	—	—	17
Retained earnings	533	(4)	—	529
TOTAL EQUITY	1,045	(4)	—	1,041
TOTAL LIABILITIES AND EQUITY	$2,906	$(61)	$—	$2,845
_________________________

(1)	We have reclassified certain prior year amounts to conform to our current year presentation. See Footnote 1 "Basis of Presentation" for a description of the reclassifications.

2017 Cash Flow Impact - Operating Activities

	2017
($ in millions)	As Reported	Adjustments	As Adjusted
OPERATING ACTIVITIES
Net income	$227	$8	$235
Adjustments to reconcile net income to net cash and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	21	—	21
Amortization of debt discount and issuance costs	10	—	10
Vacation ownership notes receivable reserve	50	2	52
Share-based compensation	16	—	16
Loss on disposal of property and equipment, net	2	—	2
Deferred income taxes	(66)	5	(61)
Net change in assets and liabilities:
Accounts receivable	5	(14)	(9)
Vacation ownership notes receivable originations	(467)	1	(466)
Vacation ownership notes receivable collections	270	—	270
Inventory	42	3	45
Purchase of vacation ownership units for future transfer to inventory	(34)	—	(34)
Other assets	(21)	—	(21)
Accounts payable, advance deposits and accrued liabilities	51	(12)	39
Deferred revenue	2	7	9
Payroll and benefit liabilities	16	—	16
Deferred compensation liability	12	—	12
Other, net	6	—	6
Net cash and restricted cash provided by operating activities	$142	$—	$142

2016 Cash Flow Impact - Operating Activities

	2016
($ in millions)	As Reported	Adjustments	As Adjusted
OPERATING ACTIVITIES
Net income	$137	$(15)	$122
Adjustments to reconcile net income to net cash and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	21	—	21
Amortization of debt discount and issuance costs	6	—	6
Vacation ownership notes receivable reserve	48	(3)	45
Share-based compensation	14	—	14
Gain on disposal of property and equipment, net	(11)	—	(11)
Deferred income taxes	39	(9)	30
Net change in assets and liabilities:
Accounts receivable	(29)	29	—
Vacation ownership notes receivable originations	(357)	—	(357)
Vacation ownership notes receivable collections	254	—	254
Inventory	5	(6)	(1)
Other assets	11	1	12
Accounts payable, advance deposits and accrued liabilities	(19)	5	(14)
Deferred revenue	17	(2)	15
Payroll and benefit liabilities	(7)	—	(7)
Deferred compensation liability	12	—	12
Other liabilities	—	1	1
Other, net	—	(1)	(1)
Net cash and restricted cash provided by operating activities	$141	$—	$141

22. SUPPLEMENTAL GUARANTOR INFORMATION
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
The following tables present consolidating financial information as of December 31, 2018 and for the 122 days ended December 31, 2018 for MVW and ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined Guarantor Subsidiaries of MVW (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of MVW (collectively, the “Non-Guarantor Subsidiaries”) and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of December 31, 2018
($ in millions)	MVW	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Cash and cash equivalents	$—	$2	$11	$26	$192	$—	$231
Restricted cash	—	—	—	83	300	—	383
Accounts receivable, net	29	—	2	101	194	(2)	324
Vacation ownership notes receivable, net	—	—	—	176	1,863	—	2,039
Inventory	—	—	—	440	423	—	863
Property and equipment	—	1	—	273	677	—	951
Goodwill	2,828	—	—	—	—	—	2,828
Intangibles, net	—	—	—	1,066	41	—	1,107
Investments in subsidiaries	123	1,446	1,588	(269)	1,748	(4,636)	—
Other	(2)	(7)	2	126	211	(38)	292
Total assets	$2,978	$1,442	$1,603	$2,022	$5,649	$(4,676)	$9,018

Accounts payable	$39	$—	$—	$64	$142	$—	$245
Advance deposits	—	—	—	25	88	—	113
Accrued liabilities	13	8	(24)	135	291	—	423
Deferred revenue	—	—	—	110	209	—	319
Payroll and benefits liability	16	—	—	76	119	—	211
Deferred compensation liability	—	—	—	7	86	—	93
Securitized debt, net	—	—	—	—	1,694	—	1,694
Debt, net	—	—	142	—	1,982	—	2,124
Other	—	—	—	1	11	—	12
Deferred taxes	38	(60)	87	142	111	—	318
Intercompany liabilities (receivables) / equity	—	(1,272)	(335)	(98)	(2,530)	4,163	(72)
MVW shareholders' equity	2,872	2,766	1,733	1,563	3,438	(8,839)	3,533
Noncontrolling interests	—	—	—	(3)	8	—	5
Total liabilities and equity	$2,978	$1,442	$1,603	$2,022	$5,649	$(4,676)	$9,018

Condensed Consolidating Statement of Income

	122 Days Ended December 31, 2018
($ in millions)	MVW	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Revenues	$(3)	$—	$—	$488	$1,035	$(7)	$1,513
Expenses	(14)	—	(1)	(495)	(888)	7	(1,391)
Interest expense	(3)	—	(2)	1	(50)	—	(54)
ILG acquisition-related costs	(11)	—	—	—	(47)	—	(58)
Equity in earnings from unconsolidated entities	—	—	—	(1)	—	—	(1)
Equity in net income of subsidiaries	65	5	9	—	—	(79)	—
Income tax benefit	(11)	—	(1)	2	21	—	11
Net income (loss)	23	5	5	(5)	71	(79)	20
Net loss (income) attributable to noncontrolling interests	—	—	—	1	2	—	3
Net income (loss) attributable to common shareholders	$23	$5	$5	$(4)	$73	$(79)	$23

Condensed Consolidating Statement of Cash Flows

	122 Days Ended December 31, 2018
($ in millions)	MVW	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Net cash, cash equivalents and restricted cash provided by (used in) operating activities	$120	$—	$(2)	$17	$(57)	$—	$78
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(1)	2	125	115	(1,586)	(123)	(1,468)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(119)	—	(113)	(23)	(221)	123	(353)
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	—	2,357	—	2,357
Cash, cash equivalents and restricted cash, end of period	$—	$2	$10	$109	$493	$—	$614

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
During the third quarter of 2018 we completed the ILG Acquisition, which was accounted for as a business combination. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the ILG Acquisition from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The business that we acquired in the ILG Acquisition represented 69 percent of our total assets as of December 31, 2018, and 19 percent of our revenues and 1 percent of our income before income taxes and noncontrolling interests for the year ended December 31, 2018.
Changes in Internal Control Over Financial Reporting
We are in the process of evaluating the existing controls and procedures of ILG and integrating ILG into our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with our 2019 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Annual Report.

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
Executive Officers
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 22, 2019, except where indicated.

Name and Title	Age	Business Experience
Stephen P. Weisz President and Chief Executive Officer	68
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

R. Lee Cunningham Executive Vice President and Chief Operating Officer - Vacation Ownership	59
R. Lee Cunningham has served as our Executive Vice President and Chief Operating Officer - Vacation Ownership since September 2018. From December 2012 to August 2018 he served as our Executive Vice President and Chief Operating Officer. From 2007 to December 2012, he served as our Executive Vice President and Chief Operating Officer – North America and Caribbean. Mr. Cunningham joined Marriott International in 1982 and held various front office assignments at Marriott hotels in Atlanta, Scottsdale, Miami, Kansas City, and Washington, D.C. In 1990, he became one of Marriott International’s first revenue management-focused associates and held roles at property, regional and corporate levels. Mr. Cunningham joined our company in 1997 as Vice President of Revenue Management and Owner Service Operations.

Clifford M. Delorey Executive Vice President and Chief Resort Experience Officer	58
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

Name and Title	Age	Business Experience
John E. Geller, Jr. Executive Vice President and Chief Financial and Administrative Officer	51
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

James H Hunter, IV Executive Vice President and General Counsel	56
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

Lizabeth Kane-Hanan Executive Vice President and Chief Development and Product Officer	52
Lizabeth Kane-Hanan has served as our Executive Vice President and Chief Development and Product Officer since September 2018. From November 2011 to August 2018, she served as our Executive Vice President and Chief Growth and Inventory Officer. Prior to that time, she had served as our Senior Vice President, Resort Development and Planning, Inventory and Revenue Management and Product Innovation since 2009. Ms. Kane-Hanan joined our company in 2000, and has over 25 years of hospitality industry experience. Before joining Marriott International, she spent 14 years in public accounting and advisory firms, including Arthur Andersen and Horwath Hospitality, where she specialized in real estate strategic planning, acquisitions and development. At our company, she has held several leadership positions of increasing responsibility.

Jeanette Marbert President, Exchange and Third-Party Management	62
Jeanette Marbert has served as our President, Exchange and Third-Party Management since October 2018. From November 2017 to September 2018 she served at ILG, Inc. as President and Chief Executive Officer of the Exchange and Rental Segment and from June 2009 to December 2018 she served at ILG, Inc. as Executive Vice President. Previously she was Chief Operating Officer of ILG, Inc. from August 2008 to November 2017 and served as a Director of ILG, Inc. from February 2015 to May 2016. She served as Chief Operating Officer for Interval International beginning June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval International from 1994 to 1999. Ms. Marbert joined Interval International in 1984. She also serves as a director and Chairperson of the ILG Relief Fund.

Name and Title	Age	Business Experience
Brian E. Miller Executive Vice President and Chief Marketing, Sales and Service Officer	55
Brian E. Miller has served as our Executive Vice President and Chief Marketing, Sales and Service Officer since October 2018. From November 2011 to September 2018, he served as our Executive Vice President and Chief Sales and Marketing Officer. Prior to that time, he had served as our Senior Vice President, Sales and Marketing and Service Operations since 2007. Mr. Miller joined our company in 1991 as National Director of Marketing Operations and has more than 25 years of vacation ownership marketing and sales expertise. In 1994, he was promoted to Vice President of Marketing. From 1995 to 2000, he served as Regional Vice President of Sales and Marketing for the Europe and Middle East region based in London. He left our company briefly, but returned in 2001 to assume the role of Senior Vice President, Sales and Marketing.

Dwight D. Smith Executive Vice President and Chief Information Officer	58
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

Ovidio Vitas Executive Vice President and Chief Brand and Digital Strategy Officer	42
Ovidio Vitas has served as our Executive Vice President and Chief Brand and Digital Strategy Officer since February 2019. From September 2018 to February 2019, he served as our Senior Vice President and Chief Brand and Digital Strategy Officer. Prior to that time, he served as our Vice President, Brand & Digital Strategy since May 2015 when he joined our company. From November 2013 to May 2015, Mr. Vitas served as Director of Global Brand Communications Reebok International, Inc. He previously held leadership roles at Electronic Arts, NBC/Universal, AOL and Warner Brothers.

Michael E. Yonker Executive Vice President and Chief Human Resources Officer	60
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

Code of Conduct
Our Board of Directors has adopted a code of conduct, our Business Conduct Guide, that applies to all of our directors, officers and associates, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Our Business Conduct Guide is available in the Investor Relations section of our website (www.marriottvacationsworldwide.com) and is accessible by clicking on “Corporate Governance.” Any amendments to our Business Conduct Guide and any grant of a waiver from a provision of our Business Conduct Guide requiring disclosure under applicable SEC rules may be disclosed at the same location as the Business Conduct Guide in the Investor Relations section of our website located at www.marriottvacationsworldwide.com or on a Current Report on Form 8-K.

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

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC		8-K	2.1	11/22/2011
2.2	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub LLC(1)		8-K	2.1	5/1/2018
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included in Exhibit 4.2)		10-Q	4.1	11/2/2017

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.4	Indenture, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	8/23/2018
4.5	Supplemental Indenture, dated September 1, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.7	9/5/2018
4.6	Form of 6.500% Senior Note due 2026 (included as Exhibit A to Exhibit 4.4 above)		8-K	4.1	8/23/2018
4.7	Registration Rights Agreement, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	4.3	8/23/2018
4.8	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.9	Indenture, dated as of September 4, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and HSBC Bank USA, National Association, as trustee		8-K	4.1	9/5/2018
4.10	Form of 5.625% Senior Note due 2023 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.1	9/5/2018
4.11	Registration Rights Agreement, dated as of September 4, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, Marriott Vacations Worldwide Corporation, as a guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC		8-K	4.3	9/5/2018
4.12	Indenture, dated April 10, 2015, among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto and HSBC Bank UA, National Association, as trustee		8-K(2)	4.1	4/10/2015
4.13	Form of Interval Acquisition Corp. 5.625% Senior Note due 2023 (included as Exhibit A to Exhibit 4.12 above)		8-K(2)	4.1	4/10/2015
4.14	Supplemental Indenture, dated as of June 29, 2016, among Interval Acquisition Corp., certain subsidiary guarantors and HSBC Bank USA, National Association		8-K(2)	4.1	7/1/2016
10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.1	11/22/2011
10.2	Letter Agreement, dated as of February 21, 2013, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, supplementing the License, Services, and Development Agreement		10-Q	10.1	4/25/2013
10.3	Letter Agreement, dated May 9, 2016, among Marriott Vacations Worldwide Corporation, Marriott Worldwide Corporation and Marriott International, Inc. relating to the License, Services, and Development Agreement		10-Q	10.3	7/21/2016
10.4	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		10-K	10.4	2/27/2018
10.5	Amended and Restated Side Letter Agreement, dated as of February 26, 2018 by among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.†		10-K	10.5	2/27/2018

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.6	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.2	11/22/2011
10.7	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatures thereto		10-K	10.7	2/27/2018
10.8	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.3	11/22/2011
10.9	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.4	11/22/2011
10.10	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement		10-Q	10.1	10/18/2012
10.11	Marriott Rewards Affiliation Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other signatories thereto		8-K	10.5	11/22/2011
10.12	First Amendment to Marriott Rewards Affiliation Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.		10-K	10.12	2/27/2018
10.13	Termination of Noncompetition Agreement, dated as of February 26, 2018, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		10-K	10.14	2/27/2018
10.14	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan*		10-K	10.14	2/23/2017
10.15	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	12/9/2011
10.16	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.2	12/9/2011
10.17	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	3/16/2012
10.18	Form of Non-Employee Director Share Award Confirmation*		10-K	10.17	2/25/2016
10.19	Form of Non-Employee Director Stock Appreciation Right Award Agreement*		10-K	10.16	3/21/2012
10.20	Form of Director Stock Unit Agreement*		10-Q	10.1	4/30/2015
10.21	Marriott Vacations Worldwide Corporation Change in Control Severance Plan*		8-K	10.2	3/16/2012
10.22	Form of Participation Agreement for Change in Control Severance Plan – Marriott Vacations Worldwide Corporation Change in Control Severance Plan*		8-K	10.3	3/16/2012
10.23	Marriott Vacations Worldwide Corporation Deferred Compensation Plan*		8-K	10.3	6/13/2013
10.24	Marriott Vacations Worldwide Corporation Executive Long Term Disability Plan*		10-K	10.21	2/26/2015
10.25	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan*		8-K	10.1	6/11/2015
10.26	Third Amended and Restated Indenture and Servicing Agreement, entered into September 15, 2014 and dated as of September 1, 2014, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association		8-K	10.2	9/16/2014

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.27	Indenture Supplement, dated June 24, 2015, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto		10-Q	10.2	7/23/2015
10.28	Second Amended and Restated Sale Agreement, entered into September 15, 2014 and dated as of September 1, 2014, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1		8-K	10.1	9/16/2014
10.29	Omnibus Amendment No. 3, dated November 23, 2015, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.1	11/25/2015
10.30	Omnibus Amendment No. 4, dated May 20, 2016, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		10-Q	10.2	7/21/2016
10.31	Indenture Supplement, dated June 16, 2016, by and among Marriott Vacations Worldwide Owner Trust 2011-1, as issuer, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto		10-Q	10.1	7/21/2016
10.32	Omnibus Amendment No. 5, dated March 8, 2017, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.1	3/14/2017
10.33	Omnibus Amendment No. 6, dated August 17, 2017, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.3	8/21/2017
10.34	Form of Call Option Transaction Confirmation		10-Q	10.1	11/2/2017
10.35	Form of Warrant Confirmation		10-Q	10.2	11/2/2017
10.36	Credit Agreement, dated as of August 31, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.9	9/5/2018
10.37	Joinder Agreement, dated as of September 1, 2018, among Interval Acquisition Corp. and JPMorgan Chase Bank, N.A.		8-K	4.10	9/5/2018

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.38	Omnibus Amendment No. 8, dated August 31, 2018, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC.		10-Q	10.3	11/7/2018
10.39	Deferred Compensation Plan for Non-Employee Directors*		S-1(2)	10.12	8/1/2018
10.40	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, as amended*		S-8(2)	10.1	8/5/2016
10.41	Form of Terms and Conditions for Annual RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.1	5/8/2014
10.42	Form of Terms and Conditions for Adjusted EBITDA Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.2	5/8/2014
10.43	Form of Terms and Conditions for TSR-Based Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.3	5/8/2014
10.44	Master License Agreement, dated October 1, 2014 between Hyatt Franchising, LLC and S.O.I. Acquisition Corp.		10-K(2)	10.33	2/27/2015
10.45	Employee Matters Agreement, dated as of October 27, 2015 among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc., as amended		8-K(2)	10.6	5/12/2016
10.46	License, Services and Development Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.1	5/12/2016
10.47	Tax Matters Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.3	5/12/2016
10.48	Starwood Preferred Guest Affiliation Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc., Preferred Guest, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.5	5/12/2016
10.49	Termination of Noncompetition Agreement, effective September 1, 2018, between Starwood Hotels & Resorts Worldwide, LLC (formerly Starwood Hotels & Resorts Worldwide, Inc.) and Vistana Signatures Experiences, Inc.		8-K	10.2	9/20/2018
10.50	Letter of Agreement, effective September 1, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signatures Experiences, Inc., ILG, LLC, Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC and Starwood Hotels & Resorts Worldwide, LLC		8-K	10.1	9/20/2018
10.51	Amendment No. 2 to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, dated February 25, 2018*		10-Q(2)	10.2	5/4/2018
10.52	Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert, dated as of March 24, 2017*		10-Q(2)	10.2	5/5/2017
10.53	Amendment dated March 28, 2018 to Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert*		10-Q(2)	10.1	5/4/2018
10.54	Form of Amendment Agreement to Warrant Confirmation	X
21.1	Subsidiaries of Marriott Vacations Worldwide Corporation	X
23.1	Consent of Ernst & Young LLP	X
24.1	Powers of Attorney (included on the signature pages hereto)	X

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Management contract or compensatory plan or arrangement.
†
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
(2)	Filing made by ILG, LLC under SEC File No. 001-34062.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2019.

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

Principal Executive Officer:
/s/ Stephen P. Weisz	President, Chief Executive Officer and Director
Stephen P. Weisz

Principal Financial Officer:
/s/ John E. Geller, Jr.	Executive Vice President and Chief Financial and Administrative Officer
John E. Geller, Jr.

Principal Accounting Officer:
/s/ Laurie A. Sullivan	Senior Vice President, Corporate Controller and Chief Accounting Officer
Laurie A. Sullivan
Directors:

/s/ William J. Shaw	/s/ Melquiades R. Martinez
William J. Shaw, Chairman	Melquiades R. Martinez, Director

/s/ C.E. Andrews	/s/ William W. McCarten
C.E. Andrews, Director	William W. McCarten, Director

/s/ Lizanne Galbreath	/s/ Dianna F. Morgan
Lizanne Galbreath, Director	Dianna F. Morgan, Director

/s/ Raymond L. Gellein, Jr.	/s/ Stephen R. Quazzo
Raymond L. Gellein, Jr., Director	Stephen R. Quazzo, Director

/s/ Thomas J. Hutchison III
Thomas J. Hutchison III, Director