Form 10-Q
period 2019-03-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2019-05-07
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	VAC	New York Stock Exchange
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of May 3, 2019 was 44,827,595.

MARRIOTT VACATIONS WORLDWIDE CORPORATION
FORM 10-Q TABLE OF CONTENTS
Throughout this report, we refer to brands that we own, as well as those brands that we license as our brands. All brand names, trademarks, service marks and trade names cited in this report are the property of their respective owners, including those of other companies and organizations. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ® or TM symbols, however such references are not intended to indicate in any way that MVW or the owner, as applicable, will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks. Capitalized terms used and not specifically defined herein have the same meaning given those terms in our Annual Report on Form 10-K for the year ended December 31, 2018. When discussing our properties or markets, we refer to the United States, Mexico, Central America and the Caribbean as “North America.”
On September 1, 2018, we completed the acquisition of ILG, LLC (formerly known as ILG, Inc. (“ILG”)). ILG’s businesses included Aqua-Aston Hospitality, Hyatt Vacation Ownership (“HVO”), Interval International, Trading Places International (“TPI”), Vacation Resorts International (“VRI”), VRI Europe and Vistana Signature Experiences (“Vistana”), the exclusive licensee for the Sheraton and Westin brands in vacation ownership.

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
REVENUES
Sale of vacation ownership products	$301	$175
Management and exchange	239	70
Rental	165	75
Financing	68	35
Cost reimbursements	287	216
TOTAL REVENUES	1,060	571
EXPENSES
Cost of vacation ownership products	80	46
Marketing and sales	188	105
Management and exchange	116	36
Rental	108	55
Financing	22	11
General and administrative	78	28
Depreciation and amortization	37	6
Litigation settlement	1	—
Royalty fee	26	15
Impairment	26	—
Cost reimbursements	287	216
TOTAL EXPENSES	969	518
Gains and other income, net	8	1
Interest expense	(34)	(4)
ILG acquisition-related costs	(26)	(1)
Other	—	(2)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	39	47
Provision for income taxes	(15)	(11)
NET INCOME	24	36
Net income attributable to noncontrolling interests	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$24	$36

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$0.52	$1.35
Diluted	$0.51	$1.32

CASH DIVIDENDS DECLARED PER SHARE	$0.45	$0.40

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
NET INCOME	$24	$36

Foreign currency translation adjustments	1	6
Derivative instrument adjustment, net of tax	(3)	—
OTHER COMPREHENSIVE INCOME, NET OF TAX	(2)	6

Net income attributable to noncontrolling interests	—	—
Other comprehensive income attributable to noncontrolling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$22	$42

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2019 Unaudited	December 31, 2018
ASSETS
Cash and cash equivalents	$222	$231
Restricted cash (including $65 and $69 from VIEs, respectively)	356	383
Accounts receivable, net (including $11 and $11 from VIEs, respectively)	277	324
Vacation ownership notes receivable, net (including $1,645 and $1,627 from VIEs, respectively)	2,055	2,039
Inventory	910	863
Property and equipment	848	951
Goodwill	2,828	2,828
Intangibles, net	1,092	1,107
Other (including $31 and $26 from VIEs, respectively)	524	292
TOTAL ASSETS	$9,112	$9,018

LIABILITIES AND EQUITY
Accounts payable	$168	$245
Advance deposits	128	113
Accrued liabilities (including $2 and $2 from VIEs, respectively)	520	423
Deferred revenue	437	319
Payroll and benefits liability	172	211
Deferred compensation liability	100	93
Securitized debt, net (including $1,699 and $1,706 from VIEs, respectively)	1,688	1,694
Debt, net	2,201	2,124
Other	15	12
Deferred taxes	332	318
TOTAL LIABILITIES	5,761	5,552
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 57,839,682 and 57,626,462 shares issued, respectively	1	1
Treasury stock — at cost; 12,857,638 and 11,633,731 shares, respectively	(895)	(790)
Additional paid-in capital	3,717	3,721
Accumulated other comprehensive income	4	6
Retained earnings	519	523
TOTAL MVW SHAREHOLDERS' EQUITY	3,346	3,461
Noncontrolling interests	5	5
TOTAL EQUITY	3,351	3,466
TOTAL LIABILITIES AND EQUITY	$9,112	$9,018
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income	$24	$36
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	37	6
Amortization of debt discount and issuance costs	5	4
Vacation ownership notes receivable reserve	20	9
Share-based compensation	7	4
Impairment charges	26	—
Deferred income taxes	5	7
Net change in assets and liabilities, net of the effects of acquisition:
Accounts receivable	2	29
Vacation ownership notes receivable originations	(194)	(105)
Vacation ownership notes receivable collections	154	79
Inventory	39	1
Other assets	(99)	(25)
Accounts payable, advance deposits and accrued liabilities	(83)	(42)
Deferred revenue	117	45
Payroll and benefit liabilities	(41)	(31)
Deferred compensation liability	6	4
Other liabilities	2	(1)
Other, net	1	3
Net cash, cash equivalents and restricted cash provided by operating activities	28	23
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(10)	(3)
Proceeds from collection of notes receivable	38	—
Purchase of company owned life insurance	(1)	(9)
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	27	(12)

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
FINANCING ACTIVITIES
Borrowings from securitization transactions	124	—
Repayment of debt related to securitization transactions	(133)	(86)
Proceeds from debt	125	—
Repayments of debt	(52)	—
Debt issuance costs	—	(1)
Repurchase of common stock	(106)	(2)
Payment of dividends	(41)	(21)
Payment of withholding taxes on vesting of restricted stock units	(9)	(9)
Net cash, cash equivalents and restricted cash used in financing activities	(92)	(119)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	2
Decrease in cash, cash equivalents and restricted cash	(36)	(106)
Cash, cash equivalents and restricted cash, beginning of period	614	491
Cash, cash equivalents and restricted cash, end of period	$578	$385

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash transfer from property and equipment to inventory	$64	$—

SUPPLEMENTAL DISCLOSURES
Interest paid, net of amounts capitalized	$54	$7
Income taxes paid, net of refunds	12	4

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

57.6	Balance at December 31, 2018	$1	$(790)	$3,721	$6	$523	$3,461	$5	$3,466
—	Impact of adoption of ASU 2016-02	—	—	—	—	(8)	(8)	—	(8)
57.6	Opening Balance 2019	$1	$(790)	$3,721	$6	$515	$3,453	$5	$3,458
—	Net income	—	—	—	—	24	24	—	24
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
0.2	Amounts related to share-based compensation	—	—	(4)	—	—	(4)	—	(4)
—	Repurchase of common stock	—	(106)	—	—	—	(106)	—	(106)
—	Dividends	—	—	—	—	(20)	(20)	—	(20)
—	Employee stock plan issuance	—	1	—	—	—	1	—	1
57.8	Balance at March 31, 2019	$1	$(895)	$3,717	$4	$519	$3,346	$5	$3,351

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

36.9	Balance at December 31, 2017	$—	$(694)	$1,189	$17	$529	$1,041	$—	$1,041
—	Net income	—	—	—	—	36	36	—	36
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
0.1	Amounts related to share-based compensation	—	—	(5)	—	—	(5)	—	(5)
—	Repurchase of common stock	—	(2)	—	—	—	(2)	—	(2)
—	Dividends	—	—	—	—	(10)	(10)	—	(10)
37.0	Balance at March 31, 2018	$—	$(696)	$1,184	$23	$555	$1,066	$—	$1,066

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The Interim Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as “we,” “us,” “Marriott Vacations Worldwide,” “MVW” or “the Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity). In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Interim Consolidated Financial Statements, unless otherwise noted. Capitalized terms used and not specifically defined herein have the same meaning given those terms in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”). We use certain other terms that are defined within these Financial Statements.
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
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, the ILG Acquisition (defined below), seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our 2018 Annual Report .
The accompanying Financial Statements also reflect our adoption of new accounting standards. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for additional information.
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

Acquisition of ILG
On September 1, 2018, we completed the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”) through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.” See Footnote 3 “Acquisitions and Dispositions” for more information on the ILG Acquisition.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS

New Accounting Standards
Accounting Standards Update 2017-12 – “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”)
In August 2017, the FASB issued ASU 2017-12, which amends and simplifies existing guidance in order to allow companies to better portray the economic effects of risk management activities in the financial statements and enhance the transparency and understandability of the results of hedging activities. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2017-12 in the first quarter of 2019 did not have a material impact on our Financial Statements or disclosures.
Accounting Standards Update 2016-02 – “Leases (Topic 842)” (“ASU 2016-02”)
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability of information regarding an entity’s leasing activities by providing additional information to users of financial statements, which as amended, created Accounting Standards Codification 842, Leases (“ASC 842”). ASU 2016-02 requires a lessee to recognize most leases on its balance sheet by recording a liability for its lease obligation and an asset for its right to use the underlying asset as of the lease commencement date and recognizing expenses on the income statement in a similar manner to the current guidance in Accounting Standards Codification 840, Leases (“ASC 840”). Lessor accounting remains largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance.
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
As permitted by the amended guidance, we elected to retain the original lease classification and historical accounting for existing or expired contracts of lessees and lessors so that we will not be required to reassess whether such contracts contain leases, the lease classification of any such leases or the initial direct costs of any such leases. We will continue to report comparative periods presented in the financial statements in the period of adoption under GAAP in effect as of such comparative period, resulting in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. Additionally, with respect to our real estate leases, we elected an accounting policy by class of underlying asset to combine lease and non-lease components. We also elected to apply an exemption for short-term leases whereby leases with an initial term of a year or less are not recorded on the balance sheet. We did not utilize the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of their right-of-use assets.
We adopted ASU 2016-02, as amended, during the first quarter of 2019 using the transition method which allows the application of the standard at the adoption date, January 1, 2019. Upon adoption, we recognized a lease obligation of $165 million and a right-of-use asset of $155 million, as well as, a cumulative-effect adjustment of $8 million to the opening balance of retained earnings for our operating and finance leases, primarily related to leases of real estate and other assets.
The adoption of ASU 2016-02 did not have a material effect on our Income Statement or Cash Flows for the three months ended March 31, 2019. See Footnote 12 “Leases” for further discussion of the adoption and the impact on our Financial Statements.

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

3.	ACQUISITIONS AND DISPOSITIONS
Acquisitions
ILG Acquisition
On September 1, 2018, (the “Acquisition Date”), we completed the ILG Acquisition. ILG is a leading provider of professionally delivered vacation experiences with a portfolio of leisure businesses ranging from vacation exchange and rental services to vacation ownership, and is the exclusive global licensee for the Hyatt, Sheraton and Westin brands in vacation ownership. The combination of our brands created a leading global provider of upper-upscale vacation ownership, exchange networks and management services with access to world-class loyalty programs and an expanded portfolio of highly demanded vacation destinations.
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

The following table presents our preliminary estimates of the fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date in connection with the business combination as previously reported at December 31, 2018. We had no changes to our preliminary estimates of fair value during the first quarter of 2019.

($ in millions)	September 1, 2018 (as reported at December 31, 2018)
Vacation ownership notes receivable	$753
Inventory	474
Property and equipment	374
Intangible assets	1,166
Other assets	620
Deferred revenue	(217)
Deferred taxes	(179)
Debt	(392)
Securitized debt from VIEs	(702)
Other liabilities	(511)
Net assets acquired	1,386
Goodwill(1)	2,828
$4,214
_________________________

(1)
Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined operations.

Vacation Ownership Notes Receivable
We acquired vacation ownership notes receivable, which consist of loans to customers who purchased vacation ownership products and chose to finance their purchase. These vacation ownership notes receivable are collateralized by the underlying vacation ownership interests (“VOIs”) and generally have terms ranging from five to 15 years. We provisionally estimated the fair value of the vacation ownership notes receivables using a discounted cash flow model, which calculated a present value of expected future cash flows over the term of the respective vacation ownership notes receivable (Level 2). We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default and prepayment assumptions, which could result in changes to our provisional estimate. See Footnote 6 “Vacation Ownership Notes Receivable” for additional information.
Inventory
We acquired inventory, which consisted of completed unsold VOIs and vacation ownership projects under construction. We provisionally estimated the value of acquired inventory using an income approach, which is primarily based on significant Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates and capital expenditure needs of the relevant properties. We are continuing to assess the market assumptions and property conditions, which could result in changes to these provisional values.
Property and Equipment
We acquired property and equipment, which included four owned hotels, information technology, ancillary business assets, furniture and equipment and land held for future development. We provisionally estimated the value of the property and equipment using a combination of the income, cost, and market approaches, which are primarily based on significant Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates and capital expenditure needs of the hotels. We are continuing to assess the market assumptions and property conditions, which could result in changes to these provisional values.

Goodwill
We allocated $2,448 million and $380 million of the carrying amount of our preliminary estimate of goodwill to our Vacation Ownership and our Exchange & Third-Party Management reporting units, respectively, at both March 31, 2019 and December 31, 2018. The assignment of goodwill to our reporting units may change during the measurement period as we have not yet finalized the fair value of the assets and liabilities assumed in the ILG Acquisition.
Intangible Assets
The following table presents our preliminary estimates of the fair values of ILG’s identified intangible assets and their related estimated useful lives as of the Acquisition Date.

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
Deferred Income Taxes
Deferred income taxes primarily relate to the fair value of assets and liabilities acquired, including vacation ownership notes receivable, inventory, property and equipment, intangible assets and debt. We provisionally estimated deferred income taxes based on statutory rates in the jurisdictions of the legal entities where the acquired assets and liabilities are recorded. We are continuing to assess the tax rates used, and we will update our estimate of deferred income taxes based on changes to our provisional valuations of the related assets and liabilities and refinement of the effective tax rates, which could result in changes to these provisional values.
Debt
We valued the IAC Notes (as defined in Footnote 14 “Debt”) using a quoted market price, which is considered a Level 2 input as it is observable in the market; however these notes have only a limited trading volume and as such this fair value estimate is not necessarily indicative of the value at which the IAC Notes could be retired or transferred. The carrying value of the ILG Revolving Credit Facility approximated fair value, as the contractual interest rate was variable plus an applicable margin based credit rating (Level 3 input). The ILG Revolving Credit Facility was extinguished and all amounts due were repaid in full upon completion of the ILG Acquisition.

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

($ in millions, except per share data)	Three Months Ended March 31, 2018
Revenues	$1,047
Net income	$46
Net income attributable to common shareholders	$45
EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$0.95
Diluted	$0.92

The unaudited pro forma results above include $12 million of ILG acquisition-related costs for the three months ended March 31, 2018.
ILG Results of Operations
The following table presents the results of Legacy-ILG operations included in our Income Statement for the three months ended March 31, 2019.

($ in millions)	Three Months Ended March 31, 2019
Revenue	$458
Net income attributable to common shareholders	$32

Marco Island, Florida
During the first quarter of 2018, we acquired 20 completed vacation ownership units located at our resort in Marco Island, Florida for $24 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory.

4.	REVENUE
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for the time periods presented.

	Three Months Ended March 31, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$301	$—	$—	$301

Ancillary revenues	57	1	—	58
Management fee revenues	37	15	(4)	48
Other services revenues	31	66	36	133
Management and exchange	125	82	32	239

Rental	147	17	1	165

Cost reimbursements	291	24	(28)	287
Revenue from contracts with customers	864	123	5	992

Financing	67	1	—	68
Total Revenues	$931	$124	$5	$1,060

	Three Months Ended March 31, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$175	$—	$—	$175

Ancillary revenues	28	—	—	28
Management fee revenues	24	—	—	24
Other services revenues	18	—	—	18
Management and exchange	70	—	—	70

Rental	75	—	—	75

Cost reimbursements	216	—	—	216
Revenue from contracts with customers	536	—	—	536

Financing	35	—	—	35
Total Revenues	$571	$—	$—	$571

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended March 31, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$507	$59	$5	$571
Goods or services transferred at a point in time	357	64	—	421
Revenue from contracts with customers	$864	$123	$5	$992

	Three Months Ended March 31, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$328	$—	$—	$328
Goods or services transferred at a point in time	208	—	—	208
Revenue from contracts with customers	$536	$—	$—	$536

Sale of Vacation Ownership Products
Revenues recognized during the first quarters of 2019 and 2018 due to changes in our estimate of variable consideration for performance obligations that were satisfied in prior periods were $1 million and $2 million, respectively.
Receivables, Contract Assets & Contract Liabilities
The following table shows the composition of our receivables and contract liabilities. We had no contract assets at either March 31, 2019 or December 31, 2018.

($ in millions)	At March 31, 2019	At December 31, 2018
Receivables
Accounts receivable	$46	$68
Vacation ownership notes receivable, net	2,055	2,039
	$2,101	$2,107

Contract Liabilities
Advance deposits	$128	$113
Deferred revenue	437	319
	$565	$432

Revenue recognized during the first quarter of 2019 that was included in our contract liabilities balance at December 31, 2018 was $152 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At March 31, 2019, over 90 percent of this amount is expected to be recognized as revenue over the next two years.

5.	INCOME TAXES
We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Certain of our returns are being audited in various jurisdictions for years 2012 through 2017. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next fiscal year, the amount of our liability for unrecognized tax benefits could change as a result of audits in these jurisdictions. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate, was $2 million at both March 31, 2019 and December 31, 2018.
Subsequent to the first quarter of 2019, we received an assessment from a tax authority related to the audit of the 2012 tax return of an entity that was acquired as part of the ILG Acquisition. Pursuant to the Tax Matters Agreement dated May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., we notified Starwood of the matter underlying such assessment as a matter for which Starwood is the indemnifying party.
Our interim effective tax rate was 40.43 percent and 22.94 percent for the three months ended March 31, 2019 and March 31, 2018, respectively. Our annual effective tax rate is expected to be approximately 33.04 percent for fiscal year 2019.

6.	VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	March 31, 2019			December 31, 2018
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,138	$507	$1,645	$1,070	$557	$1,627
Non-securitized
Eligible for securitization(1)	100	18	118	85	22	107
Not eligible for securitization(1)	220	72	292	233	72	305
Subtotal	320	90	410	318	94	412
	$1,458	$597	$2,055	$1,388	$651	$2,039

_________________________

(1)	Refer to Footnote 7 “Financial Instruments” for a discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Interest income associated with vacation ownership notes receivable — securitized	$59	$26
Interest income associated with vacation ownership notes receivable — non-securitized	6	8
Total interest income associated with vacation ownership notes receivable	$65	$34

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

The fair value of our acquired vacation ownership notes receivable as of the Acquisition Date was determined using a discounted cash flow method, which calculated a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective vacation ownership notes receivable, while considering anticipated defaults and early repayments based on historical experience. Consequently, the fair value of the acquired vacation ownership notes receivable recorded on our balance sheet as of the Acquisition Date included an estimate for future uncollectible amounts, which became the historical cost basis for that portfolio going forward.
The table below presents a rollforward from December 31, 2018 of the accretable yield (interest income) expected to be earned related to our acquired vacation ownership notes receivable, as well as the amount of non-accretable difference at the end of the period. The non-accretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the acquired vacation ownership notes receivable.

($ in millions)	Three Months Ended March 31, 2019
Accretable yield balance at December 31, 2018	$199
Accretion	(22)
Reclassification to non-accretable difference	(4)
Accretable yield balance at March 31, 2019	$173

Non-accretable difference at March 31, 2019	$62

The accretable yield is recognized into interest income over the estimated life of the acquired vacation ownership notes receivable using the level yield method. The accretable yield may change in future periods due to changes in the anticipated remaining life of the acquired vacation ownership notes receivable, which may alter the amount of future interest income expected to be collected, and changes in expected future principal and interest cash collections, which impacts the non-accretable difference.
Our acquired vacation ownership notes receivable are remeasured at period end based on expected future cash flows, which takes into consideration an estimated measure of anticipated defaults and early repayments. We consider historical Legacy-ILG vacation ownership notes receivable performance and the current economic environment in developing the expected future cash flows used in the re-measurement of our acquired vacation ownership notes receivable.
The following table shows future contractual principal payments, as well as interest rates for our non-securitized and securitized acquired vacation ownership notes receivable, at March 31, 2019.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2019, remaining	$9	$54	$63
2020	9	56	65
2021	9	57	66
2022	10	57	67
2023	10	56	66
Thereafter	43	227	270
Balance at March 31, 2019	$90	$507	$597
Weighted average stated interest rate	13.4%	13.4%	13.4%
Range of stated interest rates	0.0% to 17.9%	6.0% to 16.9%	0.0% to 17.9%

 Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG subsequent to the Acquisition Date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, as well as interest rates, for our originated non-securitized and securitized originated vacation ownership notes receivable at March 31, 2019.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2019, remaining	$46	$81	$127
2020	40	111	151
2021	33	117	150
2022	29	120	149
2023	26	123	149
Thereafter	146	586	732
Balance at March 31, 2019	$320	$1,138	$1,458
Weighted average stated interest rate	11.8%	12.6%	12.4%
Range of stated interest rates	0.0% to 18.0%	5.2% to 17.5%	0.0% to 18.0%

For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable.
The following table summarizes the activity related to our originated vacation ownership notes receivable reserve.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2018	$61	$79	$140
Increase in vacation ownership notes receivable reserve	17	2	19
Securitizations	(10)	10	—
Write-offs	(10)	—	(10)
Defaulted vacation ownership notes receivable repurchase activity(1)	7	(7)	—
Balance at March 31, 2019	$65	$84	$149
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

Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default and fully reserve such amounts. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Asia Pacific or Europe, when revocation is complete. For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.91 percent and 7.01 percent as of March 31, 2019 and December 31, 2018, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our vacation ownership notes receivable reserve of $7 million as of both March 31, 2019 and December 31, 2018.

The following table shows our recorded investment in non-accrual Legacy-MVW vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2019	$37	$11	$48
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2018	$36	$9	$45
Average investment in vacation ownership notes receivable on non-accrual status during the first quarter of 2019	$37	$10	$47
Average investment in vacation ownership notes receivable on non-accrual status during the first quarter of 2018	$39	$8	$47

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of March 31, 2019.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$6	$25	$31
91 – 150 days past due	3	11	14
Greater than 150 days past due	34	—	34
Total past due	43	36	79
Current	198	1,143	1,341
Total vacation ownership notes receivable	$241	$1,179	$1,420
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of December 31, 2018.

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

We consider vacation ownership notes receivable to be in default upon reaching 120 days outstanding. We use the origination of the vacation ownership notes receivable by brand (Hyatt, Sheraton or Westin) and the FICO scores of the customer as the primary credit quality indicators for our Legacy-ILG vacation ownership notes receivable, as historical performance indicates that there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the customers.
At March 31, 2019 and December 31, 2018, the weighted average FICO score within our consolidated Legacy-ILG vacation ownership notes receivable pools was 711 and 710, respectively, based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG consolidated outstanding pool of vacation ownership notes receivable as of March 31, 2019 and December 31, 2018 was 12.26 percent and 12.37 percent, respectively. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG originated vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $1 million as of both March 31, 2019 and December 31, 2018.
The following table shows the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of March 31, 2019.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$139	$76	$6	$19	$240
Sheraton	134	115	20	48	317
Hyatt	18	12	2	1	33
Other	4	1	—	2	7
	$295	$204	$28	$70	$597
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of December 31, 2018.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$154	$82	$6	$21	$263
Sheraton	145	124	21	55	345
Hyatt	20	13	2	—	35
Other	4	1	—	3	8
	$323	$220	$29	$79	$651
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of March 31, 2019.

	Originated Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$62	$18	$2	$12	$94
Sheraton	40	24	4	15	83
Hyatt	7	3	—	—	10
	$109	$45	$6	$27	$187
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

The following table shows the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of December 31, 2018.

	Originated Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$43	$11	$1	$7	$62
Sheraton	28	17	3	9	57
Hyatt	5	2	—	—	7
	$76	$30	$4	$16	$126
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG originated vacation ownership notes receivable as of March 31, 2019 and December 31, 2018.

	Originated Vacation Ownership Notes Receivable
			Delinquent			Defaulted(1)	Total Delinquent & Defaulted
($ in millions)	Receivables	Current	30 - 59 Days	60 - 89 Days	90 - 119 Days	> 120 Days
As of March 31, 2019	$187	$183	$2	$1	$1	$—	$4

As of December 31, 2018	$126	$124	$2	$—	$—	$—	$2
_________________________

(1)	Vacation ownership notes receivable equal to or greater than 120 days are considered in default.

7.	FINANCIAL INSTRUMENTS
The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts receivable, Accounts payable, Advance deposits and Accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The table also excludes acquired vacation ownership notes receivable which are remeasured at each period end based on expected future cash flows. See Footnote 6 “Vacation Ownership Notes Receivable” for additional information on our acquired vacation ownership notes receivable.

	At March 31, 2019		At December 31, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable	$1,458	$1,485	$1,388	$1,413
Other assets	38	38	66	66
Total financial assets	$1,496	$1,523	$1,454	$1,479

Securitized debt, net	$(1,688)	$(1,700)	$(1,694)	$(1,698)
Exchange Notes, net	(88)	(88)	(88)	(87)
Senior Unsecured Notes, net	(741)	(786)	(741)	(726)
IAC Notes	(141)	(139)	(141)	(140)
Term Loan, net	(886)	(892)	(888)	(887)
Revolving Corporate Credit Facility, net	(71)	(71)	—	—
Convertible notes, net	(201)	(219)	(199)	(198)
Non-interest bearing note payable, net	(31)	(31)	(30)	(30)
Other debt, net	(19)	(19)	(20)	(20)
Other liabilities	(9)	(9)	(6)	(6)
Total financial liabilities	$(3,875)	$(3,954)	$(3,807)	$(3,792)

Originated Vacation Ownership Notes Receivable

	At March 31, 2019		At December 31, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable
Securitized	$1,138	$1,163	$1,070	$1,093

Eligible for securitization	100	102	85	87
Not eligible for securitization	220	220	233	233
Non-securitized	320	322	318	320
	$1,458	$1,485	$1,388	$1,413

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
Other Assets
Other assets include $31 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs). In addition, we have investments in marketable securities of $7 million that are marked to market as trading securities using quoted market prices (Level 1 inputs).
Securitized Debt
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

Term Loan
We estimate that the fair value of our Term Loan (as defined in Footnote 14 “Debt”) indicative quotes from securities dealers as of the last trading day for the quarter; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which the Term Loan could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Revolving Corporate Credit Facility
We estimate that the fair value of our Revolving Corporate Credit Facility (as defined in Footnote 11 “Contingencies and Commitments”) approximates its gross carrying value as the contractual interest rate is variable plus an applicable margin. We concluded that this fair value measurement should be categorized within Level 3.
Convertible Notes
We estimate the fair value of our Convertible Notes (as defined in Footnote 14 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which the Convertible Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The difference between the carrying value and the fair value is primarily attributed to the underlying conversion feature, and the spread between the conversion price and the market value of the shares underlying the Convertible Notes.
Non-Interest Bearing Note Payable
The carrying value of our non-interest bearing note payable issued in connection with the acquisition of vacation ownership units located on the Big Island of Hawaii approximates fair value because the imputed interest rate used to discount this note payable is consistent with current market rates.

8.	EARNINGS PER SHARE
Basic earnings per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per common share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per common share applicable to common shareholders by application of the treasury stock method using average market prices during the period.
Our calculation of diluted earnings per share attributable to common shareholders reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of either March 31, 2019 or March 31, 2018, there was no dilutive impact from the Convertible Notes for either the first quarter of 2019 or 2018.
The shares issuable on exercise of the Warrants (as defined in Footnote 14 “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price, which was subject to adjustment during the first quarter of 2019 to $175.97, as described in Footnote 14 “Debt.” If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote 14 “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted earnings per share attributable to common shareholders.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share attributable to common shareholders.

	Three Months Ended
(in millions, except per share amounts)	March 31, 2019(1)	March 31, 2018(1)
Computation of Basic Earnings Per Share Attributable to Common Shareholders
Net income attributable to common shareholders	$24	$36
Shares for basic earnings per share	45.6	26.7
Basic earnings per share	$0.52	$1.35
Computation of Diluted Earnings Per Share Attributable to Common Shareholders
Net income attributable to common shareholders	$24	$36
Shares for basic earnings per share	45.6	26.7
Effect of dilutive shares outstanding
Employee stock options and SARs	0.3	0.4
Restricted stock units	0.2	0.2
Shares for diluted earnings per share	46.1	27.3
Diluted earnings per share	$0.51	$1.32
_________________________

(1)
The computations of diluted earnings per share attributable to common shareholders exclude approximately 452,000 and 307,000 shares of common stock, the maximum number of shares issuable as of March 31, 2019 and March 31, 2018, respectively, upon the vesting of certain performance-based awards because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the first quarter of 2019, we excluded from our calculation of diluted earnings per share 249,737 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $97.53 to $143.38, were greater than the average market price for the applicable period.
For the first quarter of 2018, we excluded from our calculation of diluted earnings per share 56,649 shares underlying SARs that may settle in shares of common stock because the exercise price of $143.38 of such SARs was greater than the average market price for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At March 31, 2019	At December 31, 2018
Finished goods(1)	$862	$843
Work-in-progress	37	9
Real estate inventory	899	852
Other	11	11
	$910	$863
_________________________

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.
We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $3 million during the first quarter of 2019 and decreased carrying values of inventory by $1 million during the first quarter of 2018.
In addition to the above, at March 31, 2019, we had $53 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.

10.	PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in millions)	At March 31, 2019	At December 31, 2018
Land and land improvements	$378	$466
Buildings and leasehold improvements	411	404
Furniture, fixtures and other equipment	91	88
Information technology	308	297
Construction in progress	17	32
	1,205	1,287
Accumulated depreciation	(357)	(336)
	$848	$951

As a result of the ILG Acquisition, we are performing a comprehensive review of our property and equipment to determine the best strategic direction with respect to these assets, for the combined company. These assets include undeveloped parcels, future phases of existing resorts, operating hotels and other non-core assets. A key focus of the comprehensive review is to evaluate opportunities to reduce holdings in markets where we have excess supply so that future inventory spend will be focused on markets that create incremental cost-effective sales locations in areas of high customer demand. The result of this review could have a material impact on the carrying value of certain assets, which, in turn, would result in non-cash impairments.
Subsequent to the end of the first quarter of 2019, we entered into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida for $10 million, which was less than the carrying value of the land and land improvements. As a result, we recorded a non-cash impairment of $26 million in the first quarter of 2019. The impairment is primarily attributable to the fact that the book value of the assets to be sold exceeds the sales price because the book value includes allocations of common costs incurred when we built the infrastructure for the resort, including future phases.

11.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of March 31, 2019, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $52 million, of which we expect $29 million, $13 million, $5 million, $3 million and $2 million will be paid in the remainder of 2019, 2020, 2021, 2022 and 2023, respectively.

•	We have commitments of $3 million to subsidize operating costs of vacation ownership property owners’ associations, which we expect to pay in 2019.

•
We have a commitment to purchase an operating property located in New York, New York for $182 million, of which $7 million is attributed to a related finance lease arrangement and recorded in Debt. We expect to acquire the units in the property in their current form, over time, and we expect to make payments for these units of $120 million and $62 million in 2020 and 2021, respectively. We currently manage this property, which was rebranded as Marriott Vacation Club Pulse, New York City. See Footnote 17 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

•
We have a commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Vacation Ownership segment, contingent upon completion of construction to agreed-upon standards within specified timeframes. We expect to complete the acquisition in 2020 and to make the remaining payments with respect to these units when specific construction milestones are completed, as follows: $7 million in 2019, $23 million in 2020 and $2 million in 2021.

•
We have a commitment to purchase an operating property located in San Francisco, California for $158 million of which $10 million is attributed to a related finance lease arrangement and recorded in Debt. We expect to acquire the operating property over time and expect to make payments for the operating property as follows: $56 million in 2019, $55 million in 2020 and $47 million in 2021. We currently manage this unbranded property, which we expect to rebrand as Marriott Vacation Club Pulse, San Francisco during 2019. See Footnote 17 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

Surety bonds issued as of March 31, 2019 totaled $74 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Additionally, as of March 31, 2019, we had $4 million of letters of credit outstanding under our $600 million revolving credit facility (the “Revolving Corporate Credit Facility”).
Guarantees
At March 31, 2019, our maximum exposure under guarantees was $45 million which primarily relates to certain of our rental management agreements in our Exchange & Third-Party Management segment. These agreements provide for owners of properties we manage to receive specified percentages or guaranteed dollar amounts of the rental revenue generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed dollar amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit.

Loss Contingencies
In June 2013, Earl C. and Patricia A. Charles, owners of a fractional interest at The Ritz-Carlton Club & Residences, Kapalua Bay (“Kapalua Bay”), together with owners of 38 other fractional interests (owners of two of which subsequently agreed to release their claims) at Kapalua Bay, filed an amended complaint in the Circuit Court of the Second Circuit for the State of Hawaii against us, certain of our subsidiaries, Marriott International, certain of its subsidiaries, other entities that have equity investments in the joint venture in which we have an equity investment that developed and marketed vacation ownership and residential products at Kapalua Bay (the “Joint Venture”) and the Joint Venture. The plaintiffs alleged that the defendants failed to disclose the financial condition of the Joint Venture and the commitment of the defendants to the Joint Venture, and that defendants’ actions constituted fraud and violated the Hawaii Unfair and Deceptive Trade Practices Act, the Hawaii Condominium Property Act and the Hawaii Time Sharing Plans statute. The relief sought included compensatory and punitive damages, attorneys’ fees, pre-judgment interest, declaratory relief, rescission and treble damages under the Hawaii Unfair and Deceptive Trade Practices Act. The complaint was subsequently further amended to add owners of two additional fractional interests as plaintiffs. In February 2019, the parties reached an agreement to settle the case, and during the fourth quarter of 2018, we recorded an accrual of $12 million in conjunction with the settlement.
In March 2017, RCHFU, L.L.C. and other owners of 232 fractional interests at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) served an amended complaint in an action pending in the U.S. District Court for the District of Colorado against us, certain of our subsidiaries, and other third party defendants. The amended complaint alleges that the plaintiffs’ fractional interests were devalued by the affiliation of the RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based Marriott Vacation Club Destinations (“MVCD”) program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, and attorneys’ fees. We filed a motion to dismiss the amended complaint, which the Court granted in part and denied in part in March 2018. In February 2018, the plaintiffs filed a motion seeking to add a claim for punitive damages to their complaint, which the Court granted in May 2018. In March 2019, plaintiffs filed a modified motion seeking to further amend their complaint. That motion remains pending. We dispute the plaintiffs’ material allegations and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In May 2016, we, certain of our subsidiaries, and certain third parties were named as defendants in an action filed in the U.S. District Court for the Middle District of Florida by Anthony and Beth Lennen. The case is filed as a putative class action; the plaintiffs seek to represent a class consisting of themselves and all other purchasers of MVCD points, from inception of the MVCD program in June 2010 to the present, as well as all individuals who own or have owned weeks in any resorts for which weeks have been added to the MVCD program. Plaintiffs challenged the characterization of the beneficial interests in the MVCD trust that are sold to customers as real estate interests under Florida law. They also challenged the structure of the trust and associated operational aspects of the trust product. The relief sought includes, among other things, declaratory relief, an unwinding of the MVCD product, and punitive damages. In October 2017, after the Court granted our motion to dismiss the initial complaint, the plaintiffs filed an amended complaint. In November 2017, we filed a motion to dismiss the amended complaint, and in March 2019, the Court partially granted our motion. In April 2019, we filed a motion for judgment on the pleadings regarding the sole remaining claim against us. In October 2018, the plaintiffs filed a motion for class certification, which was denied without prejudice in April 2019. We dispute the plaintiffs’ material allegations and continue to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In December 2016, individuals and entities who own or owned 107 fractional interests at the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “St. Regis NY Club”) filed an action against ILG, certain of its subsidiaries, Marriott International and certain of its subsidiaries, including Starwood. The case is filed as a mass action in the U.S. District Court for the Southern District of New York. Plaintiffs principally challenge the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor, claiming that the alleged acts breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The relief sought includes, among other things, compensatory damages, rescission, disgorgement, attorneys’ fees, and pre- and post-judgment interest. In April 2017, we filed a motion to dismiss the amended complaint, which the Court granted in part and denied in part in September 2018. Thereafter, in October 2018, the plaintiffs filed another amended complaint. We responded by filing a motion to dismiss, which remains pending. We dispute the material allegations and continue to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

In February 2017, the owners’ association for the St. Regis NY Club filed a separate suit against ILG and certain of its subsidiaries in the U.S. District Court for the Southern District of New York. In March 2017, before we were served with the initial complaint, plaintiff filed an amended complaint that added Marriott International and Starwood as defendants and added additional claims. Plaintiff filed a second amended complaint in July 2017. The complaint, as amended, asserts claims against the sponsor of the St. Regis NY Club (St. Regis Residence Club, New York, Inc.), the St. Regis NY Club manager (St. Regis New York Management, Inc.), and certain affiliated entities, as well as against Marriott International and Starwood, for alleged breach of fiduciary duties principally related to sale and rental practices, tortious interference with the management agreement, and alleged unjust enrichment, seeks certain declaratory relief in connection with the Starpoints conversion program and the exchange program at the St. Regis NY Club, and asserts claims based on alleged anticompetitive conduct by the defendants in connection with plaintiff’s renewal of the St. Regis NY Club management agreement. In addition to the declaratory relief sought, plaintiff seeks unspecified actual damages, punitive damages, and disgorgement of payments under the management and purchase agreements, as well as related agreements. In September 2017, we filed a motion to dismiss the second amended complaint, which the Court granted in part and denied in part in September 2018. In December 2018, the remaining claims were transferred to the U.S. District Court for the Middle District of Florida, and in April 2019, plaintiff filed a motion to amend the complaint in the federal court action. In February 2019, plaintiff filed a state court action in the New York State Supreme Court asserting claims similar to those pending in the federal court action. We have not been served with the complaint. We dispute the plaintiff’s material allegations and continue to defend against the actions vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
In April 2019, we, certain of our subsidiaries, Marriott International, and certain of its subsidiaries were served with a complaint in an action originally filed on January 24, 2019 in the Superior Court of the Virgin Islands, Division of St. Thomas by Alan and Marjorie Helman and 5 other named plaintiffs. The case is filed as a putative class action; the plaintiffs seek to represent a class consisting of themselves and all other owners of fractional interests at The Ritz-Carlton Club, St. Thomas (“RCC-St. Thomas”) from May 22, 2002 to January 26, 2014 (excluding those who have lost their interests via a loan foreclosure). Plaintiffs allege that their fractional interests were devalued by the affiliation of RCC-St. Thomas and other Ritz-Carlton Clubs with our MVCD program. The relief sought includes, among other things, unspecified damages, pre- and post-judgment interest, disgorgement of profits and attorneys’ fees. We dispute the plaintiffs’ material allegations and intend to defend against the action vigorously. Given the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.
Other
During June 2018, we identified forged and fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $10 million resulting from unauthorized third-party access to our email system. Upon detection, we immediately notified law enforcement authorities and relevant financial institutions and commenced a forensic investigation. During 2018, we recovered $6 million. Subsequent to the first quarter of 2019, we received $3 million from our insurance company as final settlement of our claim, and the insurance company waived the requirement for us to reimburse the insurance company for any monies subsequently recovered. Any additional recoveries will be recorded in our results in the future. We have concluded that this event did not involve access to any of our other systems. No other misappropriation of assets was identified during our investigation.
Insurance Recoveries
During September 2017, the Westin St. John Resort Villas, a Legacy-ILG property, sustained damage as a result of Hurricane Irma and remained closed until January 2019. As of March 31, 2019, we received insurance payments in excess of spend of $5 million which is presented within Accrued liabilities on our Balance Sheet. This balance is subject to change.
In September 2017, over 20 of our Legacy-MVW properties were impacted by Hurricane Irma and Hurricane Maria and, as a result, as of December 31, 2017, we accrued $1 million for the estimated property damage insurance deductibles and impairment of property and equipment, which was recorded in the Gains and other income, net line on our Income Statement for the year ended December 31, 2017. In 2018, we received $32 million of insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Irma. These proceeds, and the related deductible of $3 million, were recorded net in the Gains and other income, net line on our Income Statement for the year ended December 31, 2018. During the first quarter of 2019, we recorded an additional $9 million of other income relating to the final settlement of these business interruption insurance claims, which was recorded in the Gains and other income, net line on our Income Statement for the three months ended March 31, 2019.

12.	LEASES
We account for leases in accordance with ASC 842, which we adopted using the optional transition method in the period of adoption as of January 1, 2019, without retrospective application to comparative periods. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for additional information.
Operating leases include lease arrangements for various land, corporate facilities, real estate and equipment. Our land leases consist of long-term leases for a golf course (term of 30 years) and for land underlying an operating hotel (term of 50 years). Corporate facilities leases are for office space, including our corporate headquarters in Orlando, Florida, and have lease terms that range from nine to 14 years. Other operating leases are primarily for office and retail space, as well as various equipment supporting our operations, with varying terms and renewal option periods.
Finance leases (analogous to capital leases under ASC 840) include lease arrangements for ancillary and operations space for which it is reasonably certain we will exercise the option to purchase the underlying assets in connection with the commitment to purchase the associated operating property. See Footnote 11 “Contingencies and Commitments” for additional information regarding these transactions. In addition, we also lease various equipment supporting our operations and classify these leases as finance leases in accordance with ASC 842. The depreciable life of these assets are limited to the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. For purposes of calculating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Macro-economic conditions are the primary factor used to estimate whether an option to extend a lease term will be exercised or not. For existing leases that commenced prior to the adoption of ASC 842, we made an accounting policy election to use our incremental borrowing rate, considering the remaining lease term and remaining minimum rental payments during transition, in establishing our lease liabilities. For new leases entered into after the adoption of ASC 842, we will use an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Right-of-use assets exclude the unamortized portion of lease incentives received. Certain of our lease agreements include variable rental payments that are based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation.
The following table presents the carrying values of our leases and the classification on our Balance Sheet as of March 31, 2019.

($ in millions)	Balance Sheet Classification	At March 31, 2019
Operating lease assets	Other assets	$126
Finance lease assets	Property and equipment	23
		$149

Operating lease liabilities	Accrued liabilities	$138
Finance lease liabilities	Debt	23
		$161
The following table presents the lease costs and the classification on our Income Statement for the three months ended March 31, 2019.

($ in millions)	Income Statement Classification	Three Months Ended March 31, 2019
Operating lease cost	Marketing and sales expense General and administrative expense	$8
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	1
Interest on lease liabilities	Interest expense	—
Variable lease cost	Marketing and sales expense	1
		$10

The following table presents the maturity of our operating and financing lease liabilities as of March 31, 2019.

	At March 31, 2019
($ in millions)	Operating Leases	Finance Leases(1)	Total
2019, remaining	$23	$12	$35
2020	30	10	40
2021	22	1	23
2022	17	—	17
2023	16	—	16
Thereafter	102	—	102
Total lease payments	210	23	233
Less: Imputed interest	(72)	—	(72)
	$138	$23	$161
_________________________

(1)
Finance lease payments include $17 million related to residual value guarantees associated with purchase commitments for operating properties in San Francisco, California and New York, New York. See Footnote 11 “Contingencies and Commitments” for additional information regarding these transactions.

Lease Term and Discount Rate

At March 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	11.2 years
Finance leases	0.9 years
Weighted-average discount rate
Operating leases	6.6%
Finance leases	4.8%
Other Information

($ in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for finance leases	$—
Operating cash flows for operating leases	12
Financing cash flows for finance leases	1
$13

13.	SECURITIZED DEBT
The following table provides detail on our debt associated with vacation ownership notes receivable securitizations, net of unamortized debt issuance costs.

($ in millions)	At March 31, 2019	At December 31, 2018
Vacation ownership notes receivable securitizations, gross(1)	$882	$962
Unamortized debt issuance costs	(10)	(11)
	872	951
Legacy-ILG
Vacation ownership notes receivable securitizations(2)	582	628

Warehouse Credit Facility, gross(3)	235	116
Unamortized debt issuance costs	(1)	(1)
	234	115

	$1,688	$1,694
_________________________

(1)	Interest rates as of March 31, 2019 range from 2.2% to 6.3%, with a weighted average interest rate of 2.9%.

(2)	Interest rates as of March 31, 2019 range from 2.3% to 4.0%, with a weighted average interest rate of 2.9%.

(3)	Effective interest rate as of March 31, 2019 was 3.6%.
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
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the first quarter of 2019, and as of March 31, 2019, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of March 31, 2019, we had 11 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown below due to prepayments by the vacation ownership notes receivable obligors. The following table shows scheduled future principal payments for our vacation ownership notes receivable securitizations as of March 31, 2019.

	Vacation Ownership Notes Receivable Securitizations		Warehouse Credit Facility	Total
($ in millions)	Legacy-MVW	Legacy-ILG
Payments Year
2019, remaining	$70	$111	$9	$190
2020	96	109	12	217
2021	99	81	214	394
2022	100	65	—	165
2023	99	55	—	154
Thereafter	418	161	—	579
	$882	$582	$235	$1,699

Warehouse Credit Facility
The Warehouse Credit Facility, which has a borrowing capacity of $250 million, allows for the securitization of Legacy-MVW vacation ownership notes receivable on a revolving non-recourse basis through March 13, 2020. During the first quarter of 2019, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $146 million. The advance rate was 85 percent, which resulted in gross proceeds of $124 million. Net proceeds were $123 million due to the funding of reserve accounts of $1 million.

14.	DEBT

The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2019	At December 31, 2018
Senior Notes
Exchange Notes(1)	$89	$89
Unamortized debt issuance costs	(1)	(1)
	88	88

Senior Unsecured Notes(2)	750	750
Unamortized debt issuance costs	(9)	(9)
	741	741

IAC Notes(3)	141	141

Corporate Credit Facility
Term Loan	898	900
Unamortized debt discount and issuance costs	(12)	(12)
	886	888

Revolving Corporate Credit Facility(4)	75	—
Unamortized debt issuance costs(5)	(4)	—
	71	—

Convertible notes, gross(6)	230	230
Unamortized debt discount and issuance costs	(29)	(31)
	201	199

Non-Interest bearing note payable	31	31
Unamortized debt discount(7)	—	(1)
	31	30

Finance leases	23	17

Other(8)	19	20

	$2,201	$2,124
_________________________

(1)	Interest rate of 5.625%, maturing on April 15, 2023.

(2)	Interest rate of 6.500%, maturing on September 15, 2026.

(3)	Interest rate of 5.625%, maturing on April 15, 2023.

(4)	The effective interest rate as of March 31, 2019 was 6.5%.

(5)	Excludes $4 million of unamortized debt issuance costs as of December 31, 2018, as no cash borrowings were outstanding on the Revolving Corporate Credit Facility at that time.

(6)	The effective interest rate as of March 31, 2019 was 4.7%.

(7)	Debt discount based on imputed interest rate of 6.0%.

(8)	Non-recourse.
The following table shows scheduled future principal payments for our debt, excluding finance leases, as of March 31, 2019.

	Payments Year
($ in millions)	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Exchange Notes	$—	$—	$—	$—	$89	$—	$89
Senior Unsecured Notes	—	—	—	—	—	750	750
IAC Notes	—	—	—	—	141	—	141
Term Loan	7	9	9	9	8	856	898
Revolving Corporate Credit Facility	—	—	—	—	75	—	75
Convertible Notes	—	—	—	230	—	—	230
Non-Interest Bearing Note Payable	31	—	—	—	—	—	31
Other	1	2	2	2	3	9	19
	$39	$11	$11	$241	$316	$1,615	$2,233
Senior Notes
Our Senior Notes include the following: $750 million aggregate principal amount of 6.500% senior unsecured notes due 2026 issued in the third quarter of 2018 (the “Senior Unsecured Notes”); $350 million in aggregate principal amount of outstanding 5.625% Senior Unsecured Notes due 2023 assumed in connection with the ILG Acquisition (the “IAC Notes”); and 5.625% Senior Unsecured Notes due 2023 offered in exchange for the IAC Notes during the third quarter of 2018 (the “Exchange Notes”).
Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a $900 million term loan facility (the “Term Loan”) which matures on August 31, 2025, and a Revolving Corporate Credit Facility with a borrowing capacity of $600 million that terminates on August 31, 2023. The Revolving Corporate Credit Facility also includes a letter of credit sub-facility of $75 million. As of March 31, 2019, we were in compliance with the applicable financial and operating covenants under the Corporate Credit Facility.
Subsequent to the end of the first quarter of 2019, we borrowed $65 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, $20 million of which has been repaid.
Convertible Notes
Our $230 million of 1.50% Convertible Senior Notes due 2022 (the “Convertible Notes”) were convertible at an initial rate of 6.7482 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $148.19 per share of our common stock). The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment during the first quarter of 2019 to 6.7755 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $147.59 per share of our common stock) when we declared a quarterly dividend of $0.45 per share, which was greater than the quarterly dividend at the time of the issuance of the Convertible Notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount. As of March 31, 2019, the remaining discount amortization period was 3.5 years.

The following table shows the net carrying value of the Convertible Notes.

($ in millions)	At March 31, 2019	At December 31, 2018
Liability component
Principal amount	$230	$230
Unamortized debt discount	(25)	(26)
Unamortized debt issuance costs	(4)	(5)
Net carrying amount of the liability component	$201	$199

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the Convertible Notes.

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Contractual interest expense	$1	$1
Amortization of debt discount	2	1
	$3	$2

Convertible Note Hedges and Warrants
In connection with the offering of the Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“Convertible Note Hedges”), covering a total of approximately 1.55 million shares of our common stock, and warrant transactions (“Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share. The strike price was subject to adjustment during the first quarter of 2019 to $175.97 per share when we declared a quarterly dividend of $0.45 per share. As of March 31, 2019, no Convertible Note Hedges or Warrants have been exercised.
Finance Leases
See Footnote 12 “Leases” for information on our finance leases accounted for under ASC 842.
Restrictions
Amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include Marriott Vacations Worldwide Corporation and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. In addition, the IAC Notes are guaranteed by Marriott Vacations Worldwide Corporation, ILG and certain other subsidiaries for which 100% of the voting securities are owned directly or indirectly by ILG. See Footnote 19 “Supplemental Guarantor Information” for additional information. The Exchange Notes are guaranteed by Marriott Vacations Worldwide Corporation and its domestic subsidiaries that guarantee the Corporate Credit Facility.

15.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 31, 2019, there were 57,839,682 shares of Marriott Vacations Worldwide common stock issued, of which 44,982,314 shares were outstanding and 12,857,368 shares were held as treasury stock. At December 31, 2018, there were 57,626,462 shares of Marriott Vacations Worldwide common stock issued, of which 45,992,731 shares were outstanding and 11,633,731 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 31, 2019 or December 31, 2018.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2018	11,687,774	$793	$67.85
For the first quarter of 2019	1,230,268	106	86.32
As of March 31, 2019	12,918,042	$899	$69.61

On December 6, 2018, our Board of Directors authorized the extension of the duration of our existing share repurchase program to March 31, 2019, as well as the repurchase of up to 3.0 million additional shares of our common stock through December 31, 2019. As of March 31, 2019, our Board of Directors had authorized the repurchase of an aggregate of up to 14.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of March 31, 2019, 2 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
Dividends
We declared cash dividends to holders of common stock during the first quarter of 2019 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 15, 2019	February 28, 2019	March 14, 2019	$0.45

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.
Noncontrolling Interests
Property Owners’ Associations
As part of the ILG Acquisition we established a noncontrolling interest in property owners’ associations that Legacy-ILG consolidates under the voting interest model, which represents the portion of the property owners’ associations related to individual or third-party VOI owners. As of March 31, 2019, this noncontrolling interest amounts to $9 million and is included on our Balance Sheet as a component of equity.

16.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “MVW Stock Plan”) for the benefit of our officers, directors and employees. Under the MVW Stock Plan, we award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs relating to our common stock and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the MVW Stock Plan. As of March 31, 2019, 1 million shares were available for grants under the MVW Stock Plan.
As part of the ILG Acquisition, we assumed the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (the “ILG Stock Plan”) and equity based awards outstanding under the ILG Stock Plan. As of March 31, 2019, 1 million shares were available for grants under the ILG Stock Plan to Legacy-ILG employees.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees:

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Service-based RSUs	$3	$2
Performance-based RSUs	1	1
ILG Acquisition Converted RSUs	4	—
	8	3
SARs	1	1
Stock options	—	—
	$9	$4

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At March 31, 2019	At December 31, 2018
Service-based RSUs	$30	$16
Performance-based RSUs	18	7
ILG Acquisition Converted RSUs	9	15
	57	38
SARs	4	1
Stock options	—	—
	$61	$39

Restricted Stock Units
We granted 170,289 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $96.38, to our employees and non-employee directors during the first quarter of 2019. During the first quarter of 2019, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 287,876 RSUs may be earned under the performance-based RSU awards granted during the first quarter of 2019.
Stock Appreciation Rights
We granted 111,111 SARs, with a weighted average grant-date fair value of $28.89 and a weighted average exercise price of $100.52, to members of management during the first quarter of 2019. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.

The following table outlines the assumptions used to estimate the fair value of grants during the first quarter of 2019:

Expected volatility	31.10%
Dividend yield	1.76%
Risk-free rate	2.59%
Expected term (in years)	6.25

Legacy-ILG Deferred Compensation Plan
Certain deferred share units (“DSUs”) of ILG common stock were outstanding on the Acquisition Date under the Interval Leisure Group, Inc. Deferred Compensation Plan for Non-Employee Directors. On the Acquisition Date, these DSUs were converted to equity-based awards with respect to MVW’s common stock and cash-based awards, resulting in 12,265 DSUs (“ILG DSUs”) and $1 million of cash-based awards. The ILG DSUs had a weighted average fair value of $114.31 on the Acquisition Date. The services associated with the ILG DSUs were completed as of the Acquisition Date, resulting in no deferred compensation costs. The ILG DSUs and related cash-based awards were paid in full during the first quarter of 2019 and there is no remaining obligation as of March 31, 2019.

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
The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at March 31, 2019:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,389	$256	$1,645
Interest receivable	10	1	11
Restricted cash	58	7	65
Total	$1,457	$264	$1,721
Consolidated Liabilities
Interest payable	$2	$—	$2
Debt	1,464	235	1,699
Total	$1,466	$235	$1,701

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the first quarter of 2019:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$52	$7	$59
Interest expense to investors	$13	$2	$15
Debt issuance cost amortization	$1	$—	$1
The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Cash Inflows
Principal receipts	$119	$66
Interest receipts	50	26
Reserve release	13	1
Total	182	93
Cash Outflows
Principal to investors	(119)	(57)
Voluntary repurchases of defaulted vacation ownership notes receivable	(9)	(7)
Voluntary clean-up call	—	(22)
Interest to investors	(11)	(5)
Total	(139)	(91)
Net Cash Flows	$43	$2

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
The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$124	$—
Principal receipts	7	—
Interest receipts	7	—
Total	138	—
Cash Outflows
Principal to investors	(5)	—
Interest to investors	(2)	—
Funding of restricted cash	(1)	—
Total	(8)	—
Net Cash Flows	$130	$—

Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the operating property from the third party developer unless the developer has sold the property to another party. The operating property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the operating property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of March 31, 2019, our Balance Sheet reflected $13 million in Property and equipment related to a finance lease and leasehold improvements, $1 million in Accrued liabilities and $10 million in Debt related to the finance lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of less than $1 million is included in the Accounts receivable line. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is $3 million as of March 31, 2019.
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of March 31, 2019, our Balance Sheet reflected $8 million in Property and equipment related to a finance lease and leasehold improvements, $1 million in Accrued liabilities and $7 million in Debt related to the finance lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of less than $1 million is included in the Accounts receivable line on the Balance Sheet as of March 31, 2019. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1 million as of March 31, 2019.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a variable interest entity. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At March 31, 2019, the value of the assets held in the rabbi trust was $31 million, which is included in the Other line within assets on our Balance Sheets.

18.	BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments:

•
Vacation Ownership includes a diverse portfolio of resorts that includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton, Westin and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand and have a license to use the St. Regis brand for specified fractional ownership resorts.

Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

•
Exchange & Third-Party Management, includes exchange networks and membership programs, as well as management of resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, Aqua-Aston and Great Destinations. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services.

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
Revenues

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Vacation Ownership	$931	$571
Exchange & Third-Party Management	124	—
Total segment revenues	1,055	571
Corporate and other	5	—
	$1,060	$571
Adjusted EBITDA and Reconciliation to Net Income Attributable to Common Shareholders

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Adjusted EBITDA Vacation Ownership	$171	$88
Adjusted EBITDA Exchange & Third-Party Management	66	—
Reconciling items:
Corporate and other	(71)	(25)
Interest expense	(34)	(4)
Tax provision	(15)	(11)
Depreciation and amortization	(37)	(6)
Share-based compensation expense	(9)	(4)
Certain items	(47)	(2)
Net income attributable to common shareholders	$24	$36

Assets

($ in millions)	At March 31, 2019	At December 31, 2018
Vacation Ownership	$7,396	$7,275
Exchange & Third-Party Management	1,187	1,182
Total segment assets	8,583	8,457
Corporate and other	529	561
	$9,112	$9,018

We conduct business globally, and our operations outside the United States represented approximately 13 percent and 12 percent of our revenues, excluding cost reimbursements, for the three months ended March 31, 2019 and March 31, 2018, respectively.

19.	SUPPLEMENTAL GUARANTOR INFORMATION
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
The following tables present consolidating financial information as of March 31, 2019 and December 31, 2018, and for the quarter ended March 31, 2019 for MVW and ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined Guarantor Subsidiaries of MVW (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of MVW (collectively, the “Non-Guarantor Subsidiaries”) and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of March 31, 2019
($ in millions)	MVW	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Cash and cash equivalents	$—	$—	$—	$43	$179	$—	$222
Restricted cash	—	—	—	62	294	—	356
Accounts receivable, net	29	33	2	77	142	(6)	277
Vacation ownership notes receivable, net	—	—	—	208	1,847	—	2,055
Inventory	—	—	—	456	454	—	910
Property and equipment	—	1	—	236	611	—	848
Goodwill	2,828	—	—	—	—	—	2,828
Intangibles, net	—	—	—	1,051	41	—	1,092
Investments in subsidiaries	711	1,875	1,989	—	—	(4,575)	—
Other	32	—	3	276	273	(60)	524
Total assets	$3,600	$1,909	$1,994	$2,409	$3,841	$(4,641)	$9,112

Accounts payable	$46	$—	$—	$52	$65	$5	$168
Advance deposits	—	—	—	25	103	—	128
Accrued liabilities	1	37	(22)	199	312	(7)	520
Deferred revenue	—	—	—	158	279	—	437
Payroll and benefits liability	4	—	—	70	98	—	172
Deferred compensation liability	—	—	—	8	92	—	100
Securitized debt, net	—	—	—	—	1,688	—	1,688
Debt, net	201	—	141	—	1,859	—	2,201
Other	2	—	—	1	12	—	15
Deferred taxes	—	—	—	183	149	—	332
Intercompany liabilities (receivables) / equity	—	—	—	—	—	—	—
MVW shareholders' equity	3,346	1,872	1,875	1,716	(824)	(4,639)	3,346
Noncontrolling interests	—	—	—	(3)	8	—	5
Total liabilities and equity	$3,600	$1,909	$1,994	$2,409	$3,841	$(4,641)	$9,112

	As of December 31, 2018(1)
($ in millions)	MVW	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Cash and cash equivalents	$1	$2	$11	$26	$191	$—	$231
Restricted cash	—	—	—	83	300	—	383
Accounts receivable, net	30	—	—	101	193	—	324
Vacation ownership notes receivable, net	—	—	—	176	1,863	—	2,039
Inventory	—	—	—	440	423	—	863
Property and equipment	—	1	—	273	677	—	951
Goodwill	2,828	—	—	—	—	—	2,828
Intangibles, net	—	—	—	1,066	41	—	1,107
Investments in subsidiaries	848	1,776	1,880	—	—	(4,504)	—
Other	25	(7)	2	112	160	—	292
Total assets	$3,732	$1,772	$1,893	$2,277	$3,848	$(4,504)	$9,018

Accounts payable	$49	$—	$—	$64	$132	$—	$245
Advance deposits	—	—	—	25	88	—	113
Accrued liabilities	7	8	(24)	135	297	—	423
Deferred revenue	—	—	—	110	209	—	319
Payroll and benefits liability	15	—	—	76	120	—	211
Deferred compensation liability	—	—	—	7	86	—	93
Securitized debt, net	—	—	—	—	1,694	—	1,694
Debt, net	199	—	141	—	1,784	—	2,124
Other	1	—	—	1	10	—	12
Deferred taxes	—	—	—	178	140	—	318
MVW shareholders' equity	3,461	1,764	1,776	1,683	(719)	(4,504)	3,461
Noncontrolling interests	—	—	—	(2)	7	—	5
Total liabilities and equity	$3,732	$1,772	$1,893	$2,277	$3,848	$(4,504)	$9,018
_________________________

(1)	Amounts have been revised to correct certain immaterial prior period errors as reported in the 2018 Annual Report.

Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2019
($ in millions)	MVW	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Revenues	$3	$—	$—	$395	$670	$(8)	$1,060
Expenses	(6)	—	—	(366)	(597)	—	(969)
Gains and other income, net	—	—	—	—	—	8	8
Interest expense	(3)	—	(1)	—	(38)	8	(34)
ILG acquisition-related costs	—	—	—	—	(26)	—	(26)
Equity in earnings from unconsolidated entities	—	—	—	—	—	—	—
Equity in net income of subsidiaries	29	40	41	—	—	(110)	—
Provision for income taxes	1	—	—	(10)	(7)	1	(15)
Net income	24	40	40	19	2	(101)	24
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income attributable to common shareholders	$24	$40	$40	$19	$2	$(101)	$24

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2019
($ in millions)	MVW	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Net cash, cash equivalents and restricted cash provided by (used in) operating activities	$—	$—	$1	$(4)	$186	$(155)	$28
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(1)	—	—	27	1	—	27
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	—	(2)	(12)	(27)	(206)	155	(92)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	—	—	1	—	1
Cash, cash equivalents and restricted cash, beginning of period	1	2	11	109	491	—	614
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$105	$473	$—	$578

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
The risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K, and which may be discussed in subsequent Quarterly Reports on Form 10-Q or other filings with the Securities and Exchange Commission (“SEC”), could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
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
On September 1, 2018, we completed the ILG Acquisition for approximately $4.2 billion in aggregate consideration. In connection with the ILG Acquisition, we entered into multiple financing arrangements, which include the issuance of senior notes and the replacement of our previously existing corporate credit facility with a new senior secured corporate credit agreement, our Corporate Credit Facility, that provides for a term loan and revolving loans.
We refer to our business associated with the brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.”
Our Vacation Ownership segment includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand and have a license to use the St. Regis brand for specified fractional ownership resorts.
Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

Our Exchange & Third-Party Management segment includes exchange networks and membership programs, as well as management of resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, Aqua-Aston and Great Destinations. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services.
Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to property owners’ associations consolidated under the voting interest model (“Consolidated Property Owners’ Associations”).
Hurricane Activity
During the third quarter of 2017, over 20 Legacy-MVW properties and two Legacy-ILG properties were negatively impacted by one or both of Hurricane Irma and Hurricane Maria (collectively, the “2017 Hurricanes”). All of the Legacy-MVW properties reopened prior to the end of 2018. The Legacy-ILG property in St. John partially reopened in the first quarter of 2019 and the Legacy-ILG resort in Puerto Rico is expected to open in 2020.
We received $29 million and $9 million of net insurance proceeds in 2018 and 2019, respectively, related to the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes. We have submitted most of the insurance claims for our Legacy-ILG business interruption losses as well as Legacy-MVW and Legacy-ILG property damage experienced by both us and associated property owners’ associations from these 2017 Hurricanes. We received an initial $25 million advance of insurance proceeds related to the Legacy-ILG business interruption losses in 2018 and we received advances of $108 million of insurance proceeds related to the Legacy-ILG property damage experienced by the related property owners’ associations as of the first quarter of 2019. However, we cannot quantify the extent of any additional payments under such claims at this time.
During the third quarter of 2018, our Legacy-MVW properties in Hawaii and South Carolina were negatively impacted by Hurricane Lane and Hurricane Florence, respectively (collectively, the “2018 Hurricanes”). We expect to submit insurance claims for our business interruption losses as well as property damage experienced by both us and associated property owners’ associations from these 2018 Hurricanes. However, we cannot quantify the extent of any payments under such claims at this time.
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
As a result of the revenue recognition requirements included in Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), there may be timing differences between the date of the contract with the customer and when revenue is recognized. When comparing results year-over-year, this timing difference may generate significant variances, which we refer to as the impact of revenue reportability.
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

	Three Months Ended
	March 31, 2019	March 31, 2018
Average FICO score	744	740
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
Acquired vacation ownership notes receivable are accounted for using the expected cash flow method of recognizing discount accretion based on the expected cash flows. At acquisition, we recorded these vacation ownership notes receivable at a preliminary estimate of fair value, including a credit discount which is accreted as an adjustment to yield over the estimated life of the vacation ownership notes receivable. Our acquired vacation ownership notes receivable are remeasured at each reporting date based on expected future cash flows which takes into consideration an estimated measure of anticipated defaults and early repayments. See Footnote 6 “Vacation Ownership Notes Receivable” for further information regarding the accounting for acquired vacation ownership notes receivable.
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 62 percent in the first quarter of 2018 and 62 percent in the first quarter of 2019. We expect to continue to offer financing incentive programs and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Three Months Ended
	March 31, 2019	March 31, 2018
Historical default rates	1.0%	0.7%
Financing expenses include consumer financing interest expense, which represents interest expense associated with the securitization of our vacation ownership notes receivable. We distinguish consumer financing interest expense from all other interest expense because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us.
Rental
In our Vacation Ownership segment, we operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of owned-hotel properties. We also recognize rental revenue from the utilization of plus points under the MVCD program when the points are redeemed for rental stays at one of our resorts or in other third-party offerings. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with ASC Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in transient rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.
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
Rental expenses include:

•	Maintenance fees on unsold inventory;

•	Costs to provide alternative usage options, including Marriott Bonvoy points and offerings available as part of third-party offerings, for owners who elect to exchange their inventory;

•	Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services); and

•	Costs to secure resort accommodations for use in Getaways.
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
Interest Expense
Interest expense consists of all interest expense other than consumer financing interest expense, which is included with Financing expense.
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

•	Total active members, which is the number of Interval International network active members at the end of the applicable period.

Consolidated Results

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
REVENUES
Sale of vacation ownership products	$301	$175
Management and exchange	239	70
Rental	165	75
Financing	68	35
Cost reimbursements	287	216
TOTAL REVENUES	1,060	571
EXPENSES
Cost of vacation ownership products	80	46
Marketing and sales	188	105
Management and exchange	116	36
Rental	108	55
Financing	22	11
General and administrative	78	28
Depreciation and amortization	37	6
Litigation settlement	1	—
Royalty fee	26	15
Impairment	26	—
Cost reimbursements	287	216
TOTAL EXPENSES	969	518
Gains and other income, net	8	1
Interest expense	(34)	(4)
ILG acquisition-related costs	(26)	(1)
Other	—	(2)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	39	47
Provision for income taxes	(15)	(11)
NET INCOME	24	36
Net income attributable to noncontrolling interests	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$24	$36

Operating Statistics
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
(Contract sales $ in millions)	March 31, 2019	March 31, 2018	Change
Vacation Ownership
Total contract sales	$365	$204	$161	$142	$19	10%
Consolidated contract sales	$354	$204	$150	$131	$19	10%
Legacy-MVW North America
Consolidated contract sales	$201	$188	$13	$—	$13	8%
VPG	$3,777	$3,728	$49	$—	$49	1%
Tour flow	48,978	46,055	2,923	$—	2,923	6%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,694	—
Revenues
2019 First Quarter
The following table presents our revenues for the first quarter of 2019 compared to the first quarter of 2018 and, as a result of the ILG Acquisition on September 1, 2018, includes results for Legacy-ILG for the first quarter of 2019.

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Vacation Ownership	$931	$571	$360	$329	$31	5%
Exchange & Third-Party Management	124	—	124	124	—	—%
Total Segment Revenues	1,055	571	484	453	31
Consolidated Property Owners’ Associations	5	—	5	5	—	—%
Total Revenues	$1,060	$571	$489	$458	$31	5%

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
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Net income attributable to common shareholders	$24	$36	$(12)	$32	$(44)
Interest expense	34	4	30	2	28
Tax provision	15	11	4	17	(13)
Depreciation and amortization	37	6	31	29	2
EBITDA	110	57	53	80	(27)
Share-based compensation expense	9	4	5	4	1
Certain items	47	2	45	9	36
Adjusted EBITDA	$166	$63	$103	$93	$10
Certain items for the first quarter of 2019 consisted of $26 million of ILG acquisition-related costs, $26 million of asset impairments, $1 million of litigation settlements, $1 million of other severance costs and $1 million of purchase accounting adjustments, partially offset by $8 million of gains and other income.
Certain items for the first quarter of 2018 consisted of $3 million of acquisition costs, including $2 million of acquisition costs associated with the then anticipated future capital efficient acquisition of the operating property in San Francisco and $1 million of other acquisition costs, partially offset by a $1 million favorable true up of previously recorded costs associated with Hurricane Irma and Hurricane Maria (recorded in Gains and other income).
Segment Adjusted EBITDA
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Vacation Ownership	$171	$88	$83	71	12
Exchange & Third-Party Management	66	—	66	66	—
Segment adjusted EBITDA	237	88	149	137	12
General and administrative	(72)	(25)	(47)	(45)	(2)
Consolidated property owners’ associations	1	—	1	1	—
Adjusted EBITDA	$166	$63	$103	$93	$10

The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Segment adjusted EBITDA	$171	$88	$83	$71	$12
Depreciation and amortization	(17)	(5)	(12)	(11)	(1)
Share-based compensation expense	(2)	(1)	(1)	(1)	—
Certain items	(19)	(1)	(18)	(1)	(17)
Segment financial results	$133	$81	$52	$58	$(6)
Certain items in the Vacation Ownership segment for the first quarter of 2019 consisted of $26 million of asset impairments, $1 million of litigation settlements and $1 million of purchase accounting adjustments, partially offset by $9 million of Gains and other income.
Certain items in the Vacation Ownership segment for the first quarter of 2018 consisted of $2 million of acquisition costs associated with the then anticipated future capital efficient acquisition of the operating property in San Francisco, partially offset by a $1 million favorable true up of previously recorded costs associated with Hurricane Irma and Hurricane Maria (recorded in Gains and other income).
Exchange & Third-Party Management
2019 First Quarter

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018	Change
Segment adjusted EBITDA	$66	$—	$66
Depreciation and amortization	(12)	—	(12)
Share-based compensation expense	(1)	—	(1)
Certain items	(1)	—	(1)
Segment financial results	$52	$—	$52
Certain items in the Exchange & Third-Party Management segment for the first quarter of 2019 consisted of $1 million of purchase accounting adjustments.

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 18 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
REVENUES
Sale of vacation ownership products	$301	$175
Resort management and other services	125	70
Rental	147	75
Financing	67	35
Cost reimbursements	291	216
TOTAL REVENUES	931	571
EXPENSES
Cost of vacation ownership products	80	46
Marketing and sales	177	105
Resort management and other services	66	36
Rental	102	55
Financing	22	11
Depreciation and amortization	17	5
Litigation settlement	1	—
Royalty fee	26	15
Impairment	26	—
Cost reimbursements	291	216
TOTAL EXPENSES	808	489
Gains and other income, net	9	1
Other	—	(2)
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	132	81
Net loss attributable to noncontrolling interests	1	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$133	$81
Contract Sales
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Legacy-MVW North America consolidated contract sales	$201	$188	$13	$—	$13	8%
Other consolidated contract sales	153	16	137	131	6	33%
Total consolidated contract sales	354	204	150	131	19	10%
Joint venture contract sales	11	—	11	11	—	NM
Total contract sales	$365	$204	$161	$142	$19	10%
The increase in Legacy-MVW contract sales reflected a 6 percent increase in the number of North America tours and a 1 percent increase in North America VPG to $3,777 in the first quarter of 2019 from $3,728 in the first quarter of 2018. The 6 percent increase in the number of North America tours was due to increases in both owner tours and first time buyer tours. In addition, the increase in the number of total tours reflected the continued ramp up of new sales locations as well as an increase in tours from existing sales locations. The increase in VPG resulted from a 0.5 percentage point increase in closing efficiency and higher pricing.
Sale of Vacation Ownership Products
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Total contract sales	$365	$204	$161	$142	$19	10%
Less resales contract sales	(8)	(8)	—	—	—
Less joint venture contract sales	(11)	—	(11)	(11)	—
Consolidated contract sales, net of resales	346	196	150	131	19
Plus:
Settlement revenue(1)	9	4	5	5	—
Resales revenue(1)	3	2	1	—	1
Revenue recognition adjustments:
Reportability	(30)	(12)	(18)	—	(18)
Sales reserve	(19)	(9)	(10)	(8)	(2)
Other(2)	(8)	(6)	(2)	(3)	1
Sale of vacation ownership products	$301	$175	$126	$125	$1	1%
_______________

(1)	Previously included in Resort management and other services revenue prior to the adoption of ASC 606.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Excluding the impact of the ILG Acquisition, sale of vacation ownership products increased $1 million, driven by the increase in contract sales. Revenue reportability had a negative impact in the first quarter of 2019 and the first quarter of 2018 due to an increase in unclosed contracts during the respective quarters.
The higher Legacy-MVW sales reserve reflected a higher required reserve in the first quarter of 2019 due to the increase in financing propensity as compared to the first quarter of 2018.
Development Margin
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Sale of vacation ownership products	$301	$175	$126	$125	$1	1%
Cost of vacation ownership products	(80)	(46)	(34)	(36)	2	5%
Marketing and sales	(177)	(105)	(72)	(69)	(3)	(4%)
Development margin	$44	$24	$20	$20	$—	NM
Development margin percentage	14.5%	13.9%	0.6 pts
Excluding the impact of the ILG Acquisition, development margin remained relatively flat year-over-year. The change in Legacy-MVW development margin reflected $8 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), $2 million from favorable product cost true-up activity year-over-year, and $2 million from a favorable mix of inventory being sold, offset by a $12 million decline due to unfavorable revenue reportability compared to the first quarter of 2018.
The increase in the development margin percentage reflected a positive 1.0 percentage point impact from the inclusion of Legacy-ILG results for the first quarter of 2019 and, from Legacy-MVW results, a 3.6 percentage point improvement in marketing and sales costs due to leveraging fixed costs on the increase in contract sales, a 1.4 percentage point increase from favorable product cost true-up activity, and a 0.9 percentage point increase due to a favorable mix of higher cost vacation ownership real estate inventory being sold. These increases were partially offset by a 5.3 percentage point decline due to the unfavorable revenue reportability and a 1.0 percentage point decline related to sales reserve and other activity year-over-year. Legacy-MVW development margin percentage was 13.5 percent in the first quarter of 2019.
Resort Management and Other Services Revenues, Expenses and Margin
2019 First Quarter

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018
Management fee revenues	$37	$24	$13	$12	$1	5%
Ancillary revenues	57	28	29	26	3	8%
Other management and exchange revenues	31	18	13	10	3	4%
Resort management and other services revenues	125	70	55	48	7	10%
Resort management and other services expenses	(66)	(36)	(30)	(28)	(2)	(6%)
Resort management and other services margin	$59	$34	$25	$20	$5	15%
Resort management and other services margin percentage	47.5%	48.5%	(1.0 pts)
Rental Revenues, Expenses and Margin
2019 First Quarter

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018
Rental revenues	$147	$75	$72	$67	$5	8%
Rental expenses	(102)	(55)	(47)	(45)	(2)	(4%)
Rental margin	$45	$20	$25	$22	$3	20%
Rental margin percentage	30.7%	25.3%	5.4 pts

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
	March 31, 2019	March 31, 2018
Transient keys rented(1)	611,754	332,908	278,846	275,321	3,525	1%
Average transient key rate	$244.78	$235.15	$9.63	$4.36	$5.27	2%
Resort occupancy	88.6%	88.0%	0.6 pts	(2.3 pts)	2.9 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.

Financing Revenues, Expenses and Margin
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Interest income	$65	$34	$31	$26	$5	17%
Other financing revenues	2	1	1	—	1	NM
Financing revenues	67	35	32	26	6	16%
Financing expenses	(8)	(4)	(4)	(4)	—	—%
Consumer financing interest expense	(14)	(7)	(7)	(6)	(1)	(19%)
Financing margin	$45	$24	$21	$16	$5	17%
Financing propensity	62.1%	61.7%
Legacy-MVW financing revenues increased due to a $169 million increase in the average gross vacation ownership notes receivable balance (nearly $6 million), partially offset by slightly higher financing program incentive costs (less than $1 million). The higher consumer financing interest expense was due to a higher average outstanding debt balance.
Royalty Fee
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Royalty fee	$26	$15	$11	$10	$1	6%
Excluding the impact of the ILG Acquisition, Legacy-MVW royalty fee expense increased $1 million in the first quarter of 2019 due to an increase in the dollar volume of closings and a decrease in the mix of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent), and an increase in the fixed portion of the royalty fee. The prior year period benefited from a contractual decrease in the fixed portion of the royalty fee owed to Marriott International as a result of amendments to our licensing agreements with Marriott International entered into during the first quarter of 2018. This decrease in the fixed portion of the royalty fee was terminated upon completion of the ILG Acquisition on September 1, 2018.
Depreciation
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Depreciation and amortization	$17	$5	$12	$11	$1	40%
Impairment
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Impairment	$26	$—	$26	$—	$26	NM
As a result of the ILG Acquisition, we are performing a comprehensive review of our property and equipment to determine the best strategic direction with respect to these assets, for the combined company. These assets include undeveloped parcels, future phases of existing resorts, operating hotels and other non-core assets. A key focus of the comprehensive review is to evaluate opportunities to reduce holdings in markets where we have excess supply so that future inventory spend will be focused on markets that create incremental cost-effective sales locations in areas of high customer demand. The result of this

Table of Contents

review could have a material impact on the carrying value of certain assets, which, in turn, would result in non-cash impairments.
Subsequent to the end of the first quarter of 2019, we entered into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida for $10 million, which was less than the carrying value of the land and land improvements. As a result, we recorded a non-cash impairment of $26 million in the first quarter of 2019. The impairment is primarily attributable to the fact that the book value of the assets to be sold exceeds the sales price because the book value includes allocations of common costs incurred when we built the infrastructure for the resort, including future phases.
Cost Reimbursements
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Cost reimbursements	$291	$216	$75	$63	$12	5%
Other
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Other	$—	$(2)	$2	$—	$2	(100%)
Gains and Other Income, net
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Gains and other income, net	$9	$1	$8	$—	$8	NM
In the first quarter of 2019, we recorded $9 million of gains and other income, including $9 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes.

Exchange & Third-Party Management
Our Exchange & Third-Party Management segment offers access to vacation accommodations and other travel-related transactions and services to leisure travelers by providing vacation exchange and management services, including vacation rentals and other services. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, Aqua-Aston and Great Destinations. These brands were acquired as part of our acquisition of ILG on September 1, 2018 and, consequently, are only included in our results for the periods subsequent to that date.

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
REVENUES
Management and exchange	$82	$—
Rental	17	—
Financing	1	—
Cost reimbursements	24	—
TOTAL REVENUES	124	—
EXPENSES
Marketing and sales	11	—
Management and exchange	17	—
Rental	8	—
Depreciation and amortization	12	—
Cost reimbursements	24	—
TOTAL EXPENSES	72	—
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	$52	$—

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, ILG acquisition-related costs and provision for income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
REVENUES
Resort management and other services	$32	$—
Rental	1	—
Cost reimbursements	(28)	—
TOTAL REVENUES	5	—
EXPENSES
Resort management and other services	33	—
Rental	(2)	—
General and administrative	78	28
Depreciation	8	1
Cost reimbursements	(28)	—
TOTAL EXPENSES	89	29
Losses and other expense, net	(1)	—
Interest expense	(34)	(4)
ILG acquisition-related costs	(26)	(1)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(145)	(34)
Provision for income taxes	(15)	(11)
Net income attributable to noncontrolling interests	(1)	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(161)	$(45)
Consolidated Property Owners’ Associations
The following table illustrates the impact of the Consolidated Property Owners’ Associations of the acquired Legacy-ILG vacation ownership properties under the voting interest model, which represents the portion related to individual or third-party VOI owners.

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
REVENUES
Resort management and other services	$32	$—
Rental	1	—
Cost reimbursements	(28)	—
TOTAL REVENUES	5	—
EXPENSES
Resort management and other services	33	—
Rental	(2)	—
Cost reimbursements	(28)	—
TOTAL EXPENSES	3	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	2	—
Net income attributable to noncontrolling interests	(1)	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1	$—

General and Administrative
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
General and administrative	$78	$28	$50	$46	$4	14%
Excluding the impact of the ILG Acquisition, general and administrative expenses increased $4 million due to higher litigation costs as well as higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
Depreciation
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Depreciation and amortization	$8	$1	$7	$6	$1	NM
Interest Expense
2019 First Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
Interest expense	$(34)	$(4)	$(30)	$(2)	$(28)	NM
Interest expense increased $30 million due to $26 million of interest expense associated with the new debt issued in the third quarter of 2018 in connection with the ILG Acquisition, $2 million of higher interest expense associated with the Warehouse Credit Facility due to higher usage in the first quarter of 2019 and $2 million of interest expense associated with assumed Legacy-ILG debt in the first quarter of 2019.
ILG Acquisition-Related Costs

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	March 31, 2019	March 31, 2018	Change
ILG acquisition-related costs	$(26)	$(1)	$(25)	$(8)	$(17)	NM
ILG acquisition-related costs include transaction costs, employee termination costs and integration costs. Transaction costs represent costs related to the planning and execution of the ILG Acquisition, primarily for financial advisory, legal, and other professional service fees. Employee termination costs represent charges for employee severance, retention and other termination related benefits. Acquisition and integration costs primarily represent integration employee salaries and share-based compensation, fees paid to change management consultants and technology-related costs.
Income Tax
2019 First Quarter

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018	Change
Provision for income taxes	$(15)	$(11)	$(4)
The increase in the provision for income taxes was primarily due to the timing effects of tax reform and decreases in excess tax deductions related to the vesting and exercise of share-based awards.

Recent Accounting Pronouncements
See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($222 million at the end of the first quarter of 2019), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At March 31, 2019, we had $4.0 billion of total gross debt outstanding, which included $1.7 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $1.0 billion of Senior Notes, $1.0 billion on our Corporate Credit Facility, $230 million of Convertible Notes, a non-interest bearing note payable issued in connection with the acquisition of completed vacation ownership units on the Big Island of Hawaii for $31 million and financed lease obligations of $23 million.
At the end of the first quarter of 2019, we had $899 million of real estate inventory on hand, comprised of $862 million of finished goods and $37 million of work in progress. In addition, we had $53 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and held for sale as vacation ownership products.
Our Vacation Ownership segment product offerings allow us to utilize our inventory efficiently. The majority of our sales are of points-based products, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we need to have only a few resorts under construction at any given time and can leverage successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs enable us to align our inventory acquisitions with the pace of sales of vacation ownership products. We are continuing to standardize our sales inventory acquisition policies across our portfolio of vacation ownership brands acquired as part of the ILG Acquisition.
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
Our Exchange & Third-Party Management segment includes exchange networks, membership programs and third-party property management services that were acquired as part of the ILG Acquisition. These networks, programs and services generate revenue that is generally fee-based and derived from membership, exchange and rental transactions, property and association management and other related products and services.
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$28	$23
Investing activities	27	(12)
Financing activities	(92)	(119)
Effect of change in exchange rates on cash, cash equivalents and restricted cash	1	2
Net change in cash, cash equivalents and restricted cash	$(36)	$(106)

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
In the first quarter of 2019, we generated $28 million of cash flows from operating activities, compared to $23 million in the first quarter of 2018. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations reflected higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable, timing of collections of maintenance fees, management fees and exchange club dues, and lower inventory spending. These increases were partially offset by higher originations of vacation ownership notes receivable driven by higher contract sales, timing of maintenance fee payments on unsold inventory and higher payments related to employee benefits programs.
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending Less Than Cost of Sales

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Inventory spending	$(23)	$(38)
Inventory costs	62	39
Inventory spending less than cost of sales	$39	$1
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item).
Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from our points programs and capital efficient transactions, our spending for real estate inventory remained below the amount of real estate inventory costs in both the first quarter of 2019 and the first quarter of 2018. We expect our 2019 full year inventory spending to be lower than our inventory costs, even including payments to satisfy our remaining commitments to purchase vacation ownership units. We entered into these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding our remaining commitments.
Our inventory spending was less than inventory costs in the first quarter of 2018, even including payments to satisfy a portion of our then remaining commitment to purchase vacation ownership units located at our resort in Marco Island, Florida. During the first quarter of 2018, inventory spending included $24 million for the acquisition of 20 completed vacation ownership units at our resort in Marco Island, Florida, as well as a deposit of $2 million for the purchase of completed vacation ownership units located in Bali, Indonesia.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.

Vacation Ownership Notes Receivable Collections Less Than Originations

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Vacation ownership notes receivable collections — non-securitized	$45	$24
Vacation ownership notes receivable collections — securitized	109	55
Vacation ownership notes receivable originations	(194)	(105)
Vacation ownership notes receivable collections less than originations	$(40)	$(26)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the first quarter of 2019, as compared to the first quarter of 2018, due to an increase in the portfolio of outstanding vacation ownership notes receivable, including vacation ownership notes receivable acquired as part of the ILG acquisition. Vacation ownership notes receivable originations in the first quarter of 2019 increased due to higher vacation ownership contract sales subsequent to the ILG Acquisition. Financing propensity was stable at 62 percent for the first quarter of 2019 and for the first quarter of 2018.
Cash from Investing Activities

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Capital expenditures for property and equipment (excluding inventory)	$(10)	$(3)
Proceeds from collection of notes receivable	38	—
Purchase of company owned life insurance	(1)	(9)
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	$27	$(12)
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
In the first quarter of 2019, capital expenditures for property and equipment of $10 million included $4 million to support business operations (including $1 million for ancillary and other operations assets and $3 million for sales locations) and $6 million for technology spending.
In the first quarter of 2018, capital expenditures for property and equipment of $3 million included $2 million to support business operations (including $1 million for ancillary and other operations assets and $1 million for sales locations) and $1 million for technology spending.
Proceeds from Collection of Notes Receivable
During the first quarter of 2019, we collected $23 million of notes receivable related to the disposition of our interest in VRI Europe in the fourth quarter of 2018. In addition, we collected a $15 million note receivable acquired in the ILG Acquisition.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. During the first quarter of 2019, we paid $1 million to acquire these policies as compared to $9 million during the first quarter of 2018.

Cash from Financing Activities

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Borrowings from securitization transactions	$124	$—
Repayment of debt related to securitization transactions	(133)	(86)
Proceeds from debt	125	—
Repayments of debt	(52)	—
Debt issuance costs	—	(1)
Repurchase of common stock	(106)	(2)
Payment of dividends	(41)	(21)
Payment of withholding taxes on vesting of restricted stock units	(9)	(9)
Net cash, cash equivalents and restricted cash used in financing activities	$(92)	$(119)
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
As of March 31, 2019, $132 million of gross vacation ownership notes receivable were eligible for securitization.
During the first quarter of 2019, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $146 million. The advance rate was 85 percent, which resulted in gross proceeds of $124 million. Net proceeds were $123 million due to the funding of reserve accounts of $1 million. There was $235 million outstanding under our Warehouse Credit Facility as of March 31, 2019. See Footnote 13 “Securitized Debt” to our Financial Statements for additional information regarding our Warehouse Credit Facility.
Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
During the first quarter of 2019, we borrowed $125 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, $50 million of which has been repaid, and had $75 million outstanding as of March 31, 2019. Subsequent to the end of the first quarter of 2019, we borrowed an additional $65 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, of which $20 million has been repaid. During the first quarter of 2019, we also repaid $2 million of the amount outstanding under the Term Loan, which is part of our Corporate Credit Facility. See Footnote 14 “Debt” to our Financial Statements for additional information regarding our Corporate Credit Facility that includes our Revolving Corporate Credit Facility and the Term Loan.
Debt Issuance Costs
We had no debt issuance costs during the first quarter of 2019, and during the first quarter of 2018, we incurred $1 million of debt issuance costs associated with the amendment and extension of our Warehouse Credit Facility.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2018	11,687,774	$793	$67.85
For the first quarter of 2019	1,230,268	106	86.32
As of March 31, 2019	12,918,042	$899	$69.61
See Footnote 15 “Shareholders' Equity” to our Financial Statements for further information related to our share repurchase program.

Dividends
We distributed cash dividends to holders of common stock during the first quarter of 2019 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 6, 2018	December 20, 2018	January 3, 2019	$0.45
February 15, 2019	February 28, 2019	March 14, 2019	$0.45
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
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of March 31, 2019:

		Payments Due by Period
($ in millions)	Total	Remainder of 2019	Years 2020 - 2021	Years 2022 - 2023	Thereafter
Contractual Obligations
Debt(1)	$4,877	$342	$941	$1,137	$2,457
Purchase obligations(2)	430	95	329	6	—
Operating lease obligations	210	23	52	33	102
Finance lease obligations(3)	23	12	11	—	—
Other long-term obligations(4)	47	18	20	5	4
Total contractual obligations	$5,587	$490	$1,353	$1,181	$2,563
_________________________

(1)	Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.

(2)
Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected represent expected funding under such contracts. Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

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
While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our consolidated financial position or results of operations. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our most recent Annual Report on Form 10-K. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them, except those resulting from our adoption of Accounting Standards Update 2016-02, “Leases (Topic 842),” as amended, which is discussed in Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” and Footnote 12 “Leases” to our interim consolidated financial statements presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than changes in control over financial reporting to integrate the business we acquired in the ILG Acquisition.
Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed in Footnote 11 “Contingencies and Commitments” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2019 – January 31, 2019	654,148	$79.03	654,148	2,558,078
February 1, 2019 – February 28, 2019	307,000	$93.71	307,000	2,251,078
March 1, 2019 – March 31, 2019	269,120	$95.58	269,120	1,981,958
Total	1,230,268	$86.32	1,230,268	1,981,958
_________________________

(1)
On December 6, 2018, our Board of Directors authorized the extension of the duration of our existing share repurchase program to March 31, 2019, as well as the repurchase of up to 3.0 million additional shares of our common stock through December 31, 2019. As of March 31, 2019, our Board of Directors had authorized the repurchase of an aggregate of up to 14.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

May 7, 2019	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial and Administrative Officer