Form 10-Q
period 2019-06-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2019-08-06
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35219
_________________________
Marriott Vacations Worldwide Corporation
(Exact name of registrant as specified in its charter)
_________________________

Delaware			45-2598330
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
6649 Westwood Blvd.	Orlando	FL	32821
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 26, 2019 was 43,527,329.

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
On September 1, 2018, we completed the acquisition of ILG, LLC (formerly known as ILG, Inc. (“ILG”)). ILG’s businesses include Aqua-Aston Hospitality, Hyatt Vacation Ownership (“HVO”), Interval International, Trading Places International (“TPI”), Vacation Resorts International (“VRI”), VRI Europe and Vistana Signature Experiences (“Vistana”), the exclusive licensee for the Sheraton and Westin brands in vacation ownership.

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Sale of vacation ownership products	$350	$205	$651	$380
Management and exchange	239	78	478	148
Rental	158	74	323	149
Financing	69	36	137	71
Cost reimbursements	252	202	539	418
TOTAL REVENUES	1,068	595	2,128	1,166
EXPENSES
Cost of vacation ownership products	91	57	171	103
Marketing and sales	193	106	381	211
Management and exchange	118	39	234	75
Rental	104	62	212	117
Financing	25	10	47	21
General and administrative	79	33	157	61
Depreciation and amortization	36	5	73	11
Litigation charges	1	16	2	16
Royalty fee	26	16	52	31
Impairment	—	—	26	—
Cost reimbursements	252	202	539	418
TOTAL EXPENSES	925	546	1,894	1,064
Gains (losses) and other income (expense), net	2	(7)	10	(6)
Interest expense	(35)	(5)	(69)	(9)
ILG acquisition-related costs	(36)	(19)	(62)	(20)
Other	—	(1)	—	(3)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	74	17	113	64
Provision for income taxes	(25)	(6)	(40)	(17)
NET INCOME	49	11	73	47
Net income attributable to noncontrolling interests	—	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$49	$11	$73	$47

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$1.11	$0.40	$1.62	$1.75
Diluted	$1.10	$0.39	$1.61	$1.71

CASH DIVIDENDS DECLARED PER SHARE	$0.45	$0.40	$0.90	$0.80

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
NET INCOME	$49	$11	$73	$47

Foreign currency translation adjustments	(2)	(7)	(1)	(1)
Derivative instrument adjustment, net of tax	(13)	—	(16)	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(15)	(7)	(17)	(1)

Net income attributable to noncontrolling interests	—	—	—	—
Other comprehensive income attributable to noncontrolling interests	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$34	$4	$56	$46

See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$179	$231
Restricted cash (including $80 and $69 from VIEs, respectively)	337	383
Accounts receivable, net (including $12 and $11 from VIEs, respectively)	327	324
Vacation ownership notes receivable, net (including $1,681 and $1,627 from VIEs, respectively)	2,098	2,039
Inventory	888	863
Property and equipment	837	951
Goodwill	2,824	2,828
Intangibles, net	1,075	1,107
Other (including $34 and $26 from VIEs, respectively)	458	292
TOTAL ASSETS	$9,023	$9,018

LIABILITIES AND EQUITY
Accounts payable	$164	$253
Advance deposits	186	171
Accrued liabilities (including $3 and $2 from VIEs, respectively)	417	357
Deferred revenue	356	319
Payroll and benefits liability	172	211
Deferred compensation liability	102	93
Securitized debt, net (including $1,787 and $1,706 from VIEs, respectively)	1,792	1,714
Debt, net	2,157	2,104
Other	64	12
Deferred taxes	343	318
TOTAL LIABILITIES	5,753	5,552
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 57,862,278 and 57,626,462 shares issued, respectively	1	1
Treasury stock — at cost; 13,979,609 and 11,633,731 shares, respectively	(1,004)	(790)
Additional paid-in capital	3,730	3,721
Accumulated other comprehensive (loss) income	(11)	6
Retained earnings	548	523
TOTAL MVW SHAREHOLDERS' EQUITY	3,264	3,461
Noncontrolling interests	6	5
TOTAL EQUITY	3,270	3,466
TOTAL LIABILITIES AND EQUITY	$9,023	$9,018
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income	$73	$47
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	73	11
Amortization of debt discount and issuance costs	9	8
Vacation ownership notes receivable reserve	51	24
Share-based compensation	17	10
Impairment charges	26	—
Deferred income taxes	20	12
Net change in assets and liabilities, net of the effects of acquisition:
Accounts receivable	(18)	24
Vacation ownership notes receivable originations	(423)	(233)
Vacation ownership notes receivable collections	309	155
Inventory	76	37
Other assets	(30)	12
Accounts payable, advance deposits and accrued liabilities	(129)	(59)
Deferred revenue	37	29
Payroll and benefit liabilities	(39)	(27)
Deferred compensation liability	9	8
Other, net	(5)	—
Net cash, cash equivalents and restricted cash provided by operating activities	56	58
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(19)	(7)
Proceeds from collection of notes receivable	38	—
Purchase of company owned life insurance	(4)	(12)
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	15	(19)

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
FINANCING ACTIVITIES
Borrowings from securitization transactions	574	423
Repayment of debt related to securitization transactions	(496)	(154)
Proceeds from debt	310	—
Repayments of debt	(266)	(33)
Debt issuance costs	(6)	(7)
Repurchase of common stock	(215)	(2)
Payment of dividends	(61)	(32)
Payment of withholding taxes on vesting of restricted stock units	(10)	(8)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(170)	187
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	1
Change in cash, cash equivalents and restricted cash	(98)	227
Cash, cash equivalents and restricted cash, beginning of period	614	491
Cash, cash equivalents and restricted cash, end of period	$516	$718

SUPPLEMENTAL DISCLOSURES
Non-cash transfer from property and equipment to inventory	$64	$—
Interest paid, net of amounts capitalized	81	12
Income taxes paid, net of refunds	60	13

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

57.6	BALANCE AT DECEMBER 31, 2018	$1	$(790)	$3,721	$6	$523	$3,461	$5	$3,466
—	Impact of adoption of ASU 2016-02	—	—	—	—	(8)	(8)	—	(8)
57.6	OPENING BALANCE 2019	1	(790)	3,721	6	515	3,453	5	3,458
—	Net income	—	—	—	—	24	24	—	24
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
0.2	Share-based compensation plans	—	—	(4)	—	—	(4)	—	(4)
—	Repurchase of common stock	—	(106)	—	—	—	(106)	—	(106)
—	Dividends	—	—	—	—	(20)	(20)	—	(20)
—	Employee stock plan issuance	—	1	—	—	—	1	—	1
57.8	BALANCE AT MARCH 31, 2019	1	(895)	3,717	4	519	3,346	5	3,351
—	Net income	—	—	—	—	49	49	—	49
—	ILG Acquisition purchase accounting adjustment	—	—	—	—	—	—	1	1
—	Foreign currency translation adjustments	—	—	—	(2)	—	(2)	—	(2)
—	Derivative instrument adjustment	—	—	—	(13)	—	(13)	—	(13)
—	Share-based compensation plans	—	—	13	—	—	13	—	13
—	Repurchase of common stock	—	(109)	—	—	—	(109)	—	(109)
—	Dividends	—	—	—	—	(20)	(20)	—	(20)
0.1	Employee stock plan issuance	—	—	—	—	—	—	—	—
57.9	BALANCE AT JUNE 30, 2019	$1	$(1,004)	$3,730	$(11)	$548	$3,264	$6	$3,270

Continued

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In millions)
(Unaudited)

See Notes to Interim Consolidated Financial Statements

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

36.9	BALANCE AT DECEMBER 31, 2017	$—	$(694)	$1,189	$17	$529	$1,041	$—	$1,041
—	Net income	—	—	—	—	36	36	—	36
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
0.1	Share-based compensation plans	—	—	(5)	—	—	(5)	—	(5)
—	Repurchase of common stock	—	(2)	—	—	—	(2)	—	(2)
—	Dividends	—	—	—	—	(10)	(10)	—	(10)
37.0	BALANCE AT MARCH 31, 2018	—	(696)	1,184	23	555	1,066	—	1,066
—	Net income	—	—	—	—	11	11	—	11
—	Foreign currency translation adjustments	—	—	—	(7)	—	(7)	—	(7)
—	Share-based compensation plans	—	—	7	—	—	7	—	7
—	Dividends	—	—	—	—	(11)	(11)	—	(11)
37.0	BALANCE AT JUNE 30, 2018	$—	$(696)	$1,191	$16	$555	$1,066	$—	$1,066

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The Interim Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW” or “the Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Interim Consolidated Financial Statements, unless otherwise noted. Capitalized terms used and not specifically defined herein have the same meaning given those terms in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”). We use certain other terms that are defined within these Financial Statements.
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
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, the ILG Acquisition (defined below) and seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our 2018 Annual Report.
The accompanying Financial Statements also reflect our adoption of new accounting standards. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for additional information.
Reclassifications
We have reclassified the following prior year amounts to conform to the current year presentation:

•	Reclassified Resort management and other services revenue to Management and exchange revenue;

•	Reclassified Resort management and other services expense to Management and exchange expense;

•	Consolidated Consumer financing interest expense into Financing expense;

•	Reclassified depreciation expense from Marketing and sales expense, Management and exchange expense, Rental expense, and General and administrative expense to Depreciation and amortization expense;

•	Reclassified $8 million from Accrued liabilities to Accounts payable;

•	Reclassified $58 million from Accrued liabilities to Advance deposits; and

•	Reclassified $20 million of other debt from Debt, net to Securitized debt, net.

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
We record derivatives at fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument in our Financial Statements. A derivative qualifies for hedge accounting if we expect it to be highly effective in offsetting the underlying hedged exposure and we fulfill the hedge documentation requirements. We may designate a hedge as a cash flow hedge, fair value hedge, or a net investment in non-U.S. operations hedge based on the exposure we are hedging. For the effective portion of qualifying hedges, we record changes in fair value in other comprehensive income.
We assess the effectiveness of our hedging instruments quarterly, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings.
We are exposed to market risk from changes in interest rates, currency exchange rates and debt prices. We manage our exposure to these risks by monitoring available financing alternatives, through pricing policies that may take into account currency exchange rates, and by entering into derivative arrangements. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes.
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
The adoption of ASU 2016-02 did not have a material effect on our Income Statement or Cash Flows for the six months ended June 30, 2019. See Footnote 12 “Leases” for further discussion of the adoption and the impact on our Financial Statements.
Future Adoption of Accounting Standards
Accounting Standards Update 2017-04 – “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”)
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. ASU 2017-04 requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is applied on a prospective basis. Early adoption is permitted for interim or annual impairment tests performed after January 1, 2017. We expect to adopt ASU 2017-04 when required and will follow this guidance during our annual impairment testing to be performed during the fourth quarter of 2019, or earlier upon the occurrence of certain events or substantive changes in circumstances. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial statements or disclosures.
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

Shareholders of ILG received 0.165 shares of our common stock and $14.75 in cash for each share of ILG common stock. The following table presents the fair value of each class of consideration transferred at the Acquisition Date, as adjusted at June 30, 2019.

(in millions, except per share amounts)
Equivalent shares of Marriott Vacations Worldwide common stock issued in exchange for ILG outstanding shares	20.5
Marriott Vacations Worldwide common stock price per share as of Acquisition Date	$119.00
Fair value of Marriott Vacations Worldwide common stock issued in exchange for ILG outstanding shares	2,441
Cash consideration to ILG shareholders, net of cash acquired of $154 million	1,680
Fair value of ILG equity-based awards attributed to pre-combination service	64
Total consideration transferred, net of cash acquired	4,185
Noncontrolling interests	30
$4,215

Preliminary Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the ILG Acquisition as a business combination, which required us to record the assets acquired and liabilities assumed at fair value as of the Acquisition Date. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Acquisition Date. We are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Acquisition Date, as permitted under GAAP. Any potential adjustments could be material in relation to the values presented in the table below.
The following table presents our preliminary estimates of the fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date in connection with the business combination as previously reported at December 31, 2018 and as adjusted at June 30, 2019. During the second quarter of 2019, we refined our valuation models related to certain acquired property and equipment and our assumptions related to certain acquired management agreements, and recorded an indemnification asset and corresponding liability for tax matters that we believe will be indemnified. See Footnote 5, “Income Taxes” for further information.

($ in millions)	September 1, 2018 (as reported at December 31, 2018)	Adjustments	September 1, 2018 (as adjusted at June 30, 2019)
Vacation ownership notes receivable	$753	$—	$753
Inventory	474	—	474
Property and equipment	374	(1)	373
Intangible assets	1,166	(3)	1,163
Other assets	620	42	662
Deferred revenue	(217)	—	(217)
Deferred taxes	(179)	4	(175)
Debt	(392)	—	(392)
Securitized debt from VIEs	(702)	—	(702)
Other liabilities	(511)	(37)	(548)
Net assets acquired	1,386	5	1,391
Goodwill(1)	2,828	(4)	2,824
	$4,214	$1	$4,215
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
Property and Equipment
We acquired property and equipment, which included four owned hotels, information technology, ancillary business assets, furniture and equipment and land held for future development. We provisionally estimated the value of the property and equipment using a combination of the income, cost, and market approaches, which are primarily based on significant Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates and capital expenditure needs of the hotels. We are continuing to refine our estimate of the capital expenditure needs of one of the owned hotels, which could result in a change to the provisional value of that asset. We do not expect any other material changes to the provisional estimates.
Goodwill
We allocated the carrying amount of our preliminary estimate of goodwill to our Vacation Ownership and our Exchange & Third-Party Management reporting units. The following table details the carrying amount of our goodwill at June 30, 2019 and December 31, 2018, and reflects our preliminary estimate of goodwill added as a result of the ILG Acquisition. The assignment of goodwill to our reporting units may change during the measurement period as we have not yet finalized the fair value of the assets and liabilities assumed in the ILG Acquisition.

($ in millions)	Vacation Ownership Segment	Exchange & Third-Party Management Segment	Total Consolidated
Balance at December 31, 2018	$2,448	$380	$2,828
Adjustments	(4)	—	(4)
Balance at June 30, 2019	$2,444	$380	$2,824

Intangible Assets
The following table presents our preliminary estimates of the fair values of ILG’s identified intangible assets and their related estimated useful lives as of the Acquisition Date.

	Estimated Fair Value ($ in millions)	Estimated Useful Life (in years)
Member relationships	$695	15 to 20
Management contracts	356	15 to 25
Management contracts(1)	30	indefinite
Trade names and trademarks	82	indefinite
	$1,163
_________________________

(1)
The indefinite-lived management contracts, by their terms, continue for the foreseeable horizon. There are no legal, regulatory, contractual, competitive, economic or other factors which limit the period of time over which these resort management contracts are expected to contribute future cash flows. These management contracts were entirely related to the VRI Europe business, which we disposed of in the fourth quarter of 2018.

We provisionally estimated the value of the trade names and trademarks using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We estimated the value of management contracts and member relationships using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. These valuation approaches utilize Level 3 inputs, and we continue to review the related contracts in addition to evaluating the inputs, including the discount rates and renewal and growth assumptions, which could result in changes to these provisional values.
Deferred Revenue
Deferred revenue primarily relates to membership fees, which are deferred and recognized over the terms of the applicable memberships, ranging from one to five years, on a straight-line basis. Additionally, deferred revenue includes maintenance fees collected from owners, in certain cases, which are earned by the relevant property owners’ association over the applicable period. We provisionally estimated the value of the deferred revenue utilizing Level 3 inputs based on a review of existing deferred revenue balances against legal performance obligations. While we continue to review the related contracts in addition to evaluating the inputs, we do not expect a material change to the provisional estimate.
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
Debt
We valued the IAC Notes (as defined in Footnote 14 “Debt”) using a quoted market price, which is considered a Level 2 input as it is observable in the market; however these notes have only a limited trading volume and as such this fair value estimate is not necessarily indicative of the value at which the IAC Notes could be retired or transferred. The carrying value of the outstanding balance on the revolving credit facility that was acquired (the “ILG Revolving Credit Facility”) approximated fair value, as the contractual interest rate was variable plus an applicable margin based credit rating (Level 3 input). The ILG Revolving Credit Facility was extinguished and all amounts due were repaid in full upon completion of the ILG Acquisition.
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

($ in millions, except per share data)	Six Months Ended June 30, 2018
Revenues	$2,097
Net income	$71
Net income attributable to common shareholders	$68
EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$1.45
Diluted	$1.42

The unaudited pro forma results above include $27 million of ILG acquisition-related costs for the six months ended June 30, 2018.
ILG Results of Operations
The following table presents the results of Legacy-ILG operations included in our Income Statement for the three and six months ended June 30, 2019.

($ in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue	$455	$913
Net income attributable to common shareholders	$34	$66

Marco Island, Florida
During the first quarter of 2018, we acquired 20 completed vacation ownership units located at our resort in Marco Island, Florida for $24 million. We accounted for the transaction as an asset acquisition with all of the purchase price allocated to Inventory.

4.	REVENUE
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for the time periods presented.

	Three Months Ended June 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$350	$—	$—	$350

Ancillary revenues	66	1	—	67
Management fee revenues	38	11	(3)	46
Other services revenues	30	63	33	126
Management and exchange	134	75	30	239

Rental	141	17	—	158

Cost reimbursements	258	22	(28)	252
Revenue from contracts with customers	883	114	2	999

Financing	68	1	—	69
Total Revenues	$951	$115	$2	$1,068

	Three Months Ended June 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$205	$—	$—	$205

Ancillary revenues	36	—	—	36
Management fee revenues	26	—	—	26
Other services revenues	16	—	—	16
Management and exchange	78	—	—	78

Rental	74	—	—	74

Cost reimbursements	202	—	—	202
Revenue from contracts with customers	559	—	—	559

Financing	36	—	—	36
Total Revenues	$595	$—	$—	$595

	Six Months Ended June 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$651	$—	$—	$651

Ancillary revenues	123	2	—	125
Management fee revenues	75	26	(7)	94
Other services revenues	61	129	69	259
Management and exchange	259	157	62	478

Rental	288	34	1	323

Cost reimbursements	549	46	(56)	539
Revenue from contracts with customers	1,747	237	7	1,991

Financing	135	2	—	137
Total Revenues	$1,882	$239	$7	$2,128

	Six Months Ended June 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$380	$—	$—	$380

Ancillary revenues	64	—	—	64
Management fee revenues	50	—	—	50
Other services revenues	34	—	—	34
Management and exchange	148	—	—	148

Rental	149	—	—	149

Cost reimbursements	418	—	—	418
Revenue from contracts with customers	1,095	—	—	1,095

Financing	71	—	—	71
Total Revenues	$1,166	$—	$—	$1,166

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended June 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$471	$55	$2	$528
Goods or services transferred at a point in time	412	59	—	471
	$883	$114	$2	$999

	Three Months Ended June 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$315	$—	$—	$315
Goods or services transferred at a point in time	244	—	—	244
	$559	$—	$—	$559

	Six Months Ended June 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$978	$113	$7	$1,098
Goods or services transferred at a point in time	769	124	—	893
	$1,747	$237	$7	$1,991

	Six Months Ended June 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$643	$—	$—	$643
Goods or services transferred at a point in time	452	—	—	452
	$1,095	$—	$—	$1,095

Sale of Vacation Ownership Products
Revenues were reduced during the second quarter and first half of 2019 by $4 million and $3 million, respectively, due to changes in our estimate of variable consideration for performance obligations that were satisfied in prior periods.
Receivables, Contract Assets & Contract Liabilities
The following table shows the composition of our receivables and contract liabilities. We had no contract assets at either June 30, 2019 or December 31, 2018.

($ in millions)	At June 30, 2019	At December 31, 2018
Receivables
Accounts receivable	$127	$164
Vacation ownership notes receivable, net	2,098	2,039
	$2,225	$2,203
Contract Liabilities
Advance deposits	$186	$171
Deferred revenue	356	319
	$542	$490

Revenue recognized during the second quarter and first half of 2019 that was included in our contract liabilities balance at December 31, 2018 was $51 million and $203 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At June 30, 2019, over 90 percent of this amount is expected to be recognized as revenue over the next two years.

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income, less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 32.97 percent and 38.08 percent for the three months ended June 30, 2019 and June 30, 2018, respectively. The decrease in effective tax rate is predominately attributable to a change in our projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded, primarily as a result of the ILG Acquisition.
Our interim effective tax rate was 35.55 percent and 27.05 percent for the six months ended June 30, 2019 and June 30, 2018, respectively. The increase in the effective tax rate is predominately attributable to the change in expected annual income primarily as a result of the ILG Acquisition, and discrete tax adjustments relating to share-based compensation.
We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Certain of our returns are being audited in various jurisdictions for years 2012 through 2017. During the second quarter of 2019, we adjusted our preliminary purchase price allocation for the ILG Acquisition to record a $36 million reserve for Legacy-ILG tax matters prior to the ILG Acquisition. We expect that we will be indemnified for this amount pursuant to the Tax Matters Agreement dated May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and as such, have recorded a corresponding indemnification asset. Our unrecognized tax benefit balance could change significantly during the next fiscal year as a result of audits in various jurisdictions and our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate, was $2 million at both June 30, 2019 and December 31, 2018.

6.	VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	June 30, 2019			December 31, 2018
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,209	$472	$1,681	$1,070	$557	$1,627
Non-securitized
Eligible for securitization(1)	83	11	94	85	22	107
Not eligible for securitization(1)	261	62	323	233	72	305
Subtotal	344	73	417	318	94	412
	$1,553	$545	$2,098	$1,388	$651	$2,039

_________________________

(1)	Refer to Footnote 7 “Financial Instruments” for a discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income associated with vacation ownership notes receivable — securitized	$59	$27	$118	$53
Interest income associated with vacation ownership notes receivable — non-securitized	8	7	14	15
Total interest income associated with vacation ownership notes receivable	$67	$34	$132	$68

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

($ in millions)	Six Months Ended June 30, 2019
Accretable yield balance at December 31, 2018	$199
Accretion	(43)
Reclassification from non-accretable difference	(3)
Accretable yield balance at June 30, 2019	$153

Non-accretable difference at June 30, 2019	$55

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
The following table shows future contractual principal payments, as well as interest rates for our non-securitized and securitized acquired vacation ownership notes receivable, at June 30, 2019.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2019, remaining	$7	$55	$62
2020	7	53	60
2021	8	53	61
2022	8	53	61
2023	8	52	60
Thereafter	35	206	241
Balance at June 30, 2019	$73	$472	$545
Weighted average stated interest rate	13.5%	13.4%	13.4%
Range of stated interest rates	0.0% to 17.9%	6.0% to 16.9%	0.0% to 17.9%

 Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG subsequent to the Acquisition Date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, as well as interest rates, for our originated non-securitized and securitized originated vacation ownership notes receivable at June 30, 2019.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2019, remaining	$34	$65	$99
2020	45	114	159
2021	37	120	157
2022	32	125	157
2023	29	128	157
Thereafter	167	657	824
Balance at June 30, 2019	$344	$1,209	$1,553
Weighted average stated interest rate	11.8%	12.6%	12.4%
Range of stated interest rates	0.0% to 18.0%	5.2% to 17.5%	0.0% to 18.0%

For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable.
The following table summarizes the activity related to our originated vacation ownership notes receivable reserve.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2018	$61	$79	$140
Increase in vacation ownership notes receivable reserve	38	8	46
Securitizations	(35)	35	—
Clean-up call(1)	18	(18)	—
Write-offs	(23)	—	(23)
Defaulted vacation ownership notes receivable repurchase activity(2)	11	(11)	—
Balance at June 30, 2019	$70	$93	$163
_________________________

(1)
Refers to our voluntary repurchase of previously securitized non-defaulted vacation ownership notes receivable to retire outstanding vacation ownership notes receivable from our Warehouse Credit Facility.

(2)
Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default and fully reserve such amounts. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Asia Pacific or Europe, when revocation is complete. For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.94 percent and 7.01 percent as of June 30, 2019 and December 31, 2018, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our vacation ownership notes receivable reserve of $7 million as of both June 30, 2019 and December 31, 2018.
The following table shows our recorded investment in non-accrual Legacy-MVW vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2019	$41	$8	$49
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2018	$36	$9	$45
Average investment in vacation ownership notes receivable on non-accrual status during the second quarter of 2019	$39	$10	$49
Average investment in vacation ownership notes receivable on non-accrual status during the second quarter of 2018	$39	$8	$47
Average investment in vacation ownership notes receivable on non-accrual status during the first half of 2019	$38	$9	$47
Average investment in vacation ownership notes receivable on non-accrual status during the first half of 2018	$39	$7	$46

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of June 30, 2019.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$6	$21	$27
91 – 150 days past due	5	8	13
Greater than 150 days past due	36	—	36
Total past due	47	29	76
Current	223	1,160	1,383
Total vacation ownership notes receivable	$270	$1,189	$1,459
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
At June 30, 2019 and December 31, 2018, the weighted average FICO score within our consolidated Legacy-ILG vacation ownership notes receivable pools was 711 and 710, respectively, based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG consolidated outstanding pool of vacation ownership notes receivable as of June 30, 2019 and December 31, 2018 was 12.41 percent and 12.37 percent, respectively. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG originated vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $2 million and $1 million as of June 30, 2019 and December 31, 2018, respectively.
The following table shows the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of June 30, 2019.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$127	$70	$5	$17	$219
Sheraton	120	104	19	45	288
Hyatt	17	12	2	—	31
Other	4	1	—	2	7
	$268	$187	$26	$64	$545
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of December 31, 2018.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$154	$82	$6	$21	$263
Sheraton	145	124	21	55	345
Hyatt	20	13	2	—	35
Other	4	1	—	3	8
	$323	$220	$29	$79	$651
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

The following table shows the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of June 30, 2019.

	Originated Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$80	$27	$2	$14	$123
Sheraton	58	36	6	21	121
Hyatt	9	4	1	—	14
	$147	$67	$9	$35	$258
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of December 31, 2018.

	Originated Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$43	$11	$1	$7	$62
Sheraton	28	17	3	9	57
Hyatt	5	2	—	—	7
	$76	$30	$4	$16	$126
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG originated vacation ownership notes receivable as of June 30, 2019 and December 31, 2018.

	Originated Vacation Ownership Notes Receivable
			Delinquent			Defaulted(1)	Total Delinquent & Defaulted
($ in millions)	Receivables	Current	30 - 59 Days	60 - 89 Days	90 - 119 Days	> 120 Days
As of June 30, 2019	$258	$252	$3	$2	$1	$—	$6

As of December 31, 2018	$126	$124	$2	$—	$—	$—	$2
_________________________

(1)	Vacation ownership notes receivable equal to or greater than 120 days are considered in default.

7.	FINANCIAL INSTRUMENTS
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

	At June 30, 2019		At December 31, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable	$1,553	$1,584	$1,388	$1,413
Other assets	41	41	66	66
Total financial assets	$1,594	$1,625	$1,454	$1,479

Securitized debt, net	$(1,792)	$(1,820)	$(1,714)	$(1,718)
Exchange Notes, net	(88)	(89)	(88)	(87)
Senior Unsecured Notes, net	(742)	(807)	(741)	(726)
IAC Notes	(141)	(140)	(141)	(140)
Term Loan, net	(884)	(895)	(888)	(887)
Revolving Corporate Credit Facility, net	(76)	(76)	—	—
Convertible notes, net	(203)	(221)	(199)	(198)
Non-interest bearing note payable, net	—	—	(30)	(30)
Total financial liabilities	$(3,926)	$(4,048)	$(3,801)	$(3,786)

Originated Vacation Ownership Notes Receivable

	At June 30, 2019		At December 31, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable
Securitized	$1,209	$1,238	$1,070	$1,093

Eligible for securitization	83	85	85	87
Not eligible for securitization	261	261	233	233
Non-securitized	344	346	318	320
	$1,553	$1,584	$1,388	$1,413

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
Other Assets
Other assets include $34 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs). In addition, we have investments in marketable securities of $7 million that are marked to market as trading securities using quoted market prices (Level 1 inputs).
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
Our calculation of diluted earnings per share attributable to common shareholders reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of either June 30, 2019 or June 30, 2018, there was no dilutive impact from the Convertible Notes for either the second quarter or first half of 2019 or 2018.
The shares issuable on exercise of the Warrants (as defined in Footnote 14 “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price, which was subject to adjustment during the second quarter of 2019 to $175.79, as described in Footnote 14 “Debt.” If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote 14 “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted earnings per share attributable to common shareholders.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share attributable to common shareholders.

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2019(1)	June 30, 2018(1)	June 30, 2019(1)	June 30, 2018(1)
Computation of Basic Earnings Per Share Attributable to Common Shareholders
Net income attributable to common shareholders	$49	$11	$73	$47
Shares for basic earnings per share	44.7	26.7	45.1	26.7
Basic earnings per share	$1.11	$0.40	$1.62	$1.75
Computation of Diluted Earnings Per Share Attributable to Common Shareholders
Net income attributable to common shareholders	$49	$11	$73	$47
Shares for basic earnings per share	44.7	26.7	45.1	26.7
Effect of dilutive shares outstanding
Employee stock options and SARs	0.3	0.4	0.3	0.4
Restricted stock units	0.2	0.2	0.2	0.2
Shares for diluted earnings per share	45.2	27.3	45.6	27.3
Diluted earnings per share	$1.10	$0.39	$1.61	$1.71
_______________________________

(1)
The computations of diluted earnings per share attributable to common shareholders exclude approximately 452,000 and 307,000 shares of common stock, the maximum number of shares issuable as of June 30, 2019 and June 30, 2018, respectively, upon the vesting of certain performance-based awards because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the second quarter of 2019, we excluded from our calculation of diluted earnings per share 167,760 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $100.52 to $143.38, were greater than the average market price for the applicable period.
For the first half of 2019, we excluded from our calculation of diluted earnings per share 249,737 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $97.53 to $143.38, were greater than the average market price for the applicable period.
For the second quarter and first half of 2018, we excluded from our calculation of diluted earnings per share 56,649 shares underlying SARs that may settle in shares of common stock because the exercise price of $143.38 of such SARs was greater than the average market price for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At June 30, 2019	At December 31, 2018
Finished goods(1)	$828	$843
Work-in-progress	48	9
Real estate inventory	876	852
Other	12	11
	$888	$863
_________________________

(1)	Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form.
We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $4 million and less than $1 million during the first half of 2019 and the first half of 2018, respectively.
In addition to the above, at June 30, 2019, we had $48 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.

10.	PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in millions)	At June 30, 2019	At December 31, 2018
Land and land improvements	$373	$466
Buildings and leasehold improvements	403	404
Furniture, fixtures and other equipment	87	88
Information technology	311	297
Construction in progress	38	32
	1,212	1,287
Accumulated depreciation	(375)	(336)
	$837	$951

As a result of the ILG Acquisition, we are performing a comprehensive review of our property and equipment to determine the best strategic direction with respect to these assets for the combined company. These assets include undeveloped parcels, future phases of existing resorts, operating hotels and other non-core assets. A key focus of the comprehensive review is to evaluate opportunities to reduce holdings in markets where we have excess supply so that future inventory spend will be focused on markets that create incremental cost-effective sales locations in areas of high customer demand. The result of this review could have a material impact on the carrying value of certain assets, which, in turn, would result in non-cash impairments.

During the second quarter of 2019, we entered into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida for $10 million, which was less than the carrying value of the land and land improvements. As a result, we recorded a non-cash impairment of $26 million in the first half of 2019. The impairment is primarily attributable to the fact that the book value of the assets to be sold exceeds the sales price because the book value includes allocations of common costs incurred when we built the infrastructure for the resort, including future phases.

11.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of June 30, 2019, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $62 million, of which we expect $19 million, $19 million, $10 million, $7 million, $6 million and $1 million will be paid in the remainder of 2019, 2020, 2021, 2022, 2023 and thereafter, respectively.

•	We have commitments of $3 million to subsidize operating costs of vacation ownership property owners’ associations, which we expect to pay in 2019.

•
We have a commitment to purchase an operating property located in New York, New York for $182 million, of which $7 million is attributable to a related finance lease arrangement and recorded in Debt. We expect to acquire the units in the property in their current form, over time, and we expect to make payments for these units of $120 million and $62 million in 2020 and 2021, respectively. We currently manage this property, which was rebranded as Marriott Vacation Club Pulse, New York City. See Footnote 17 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

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

•
During the second quarter of 2019, we amended a commitment to purchase an operating property located in San Francisco, California for $158 million of which $9 million is attributable to a related finance lease arrangement and recorded in Debt. We expect to acquire the operating property over time and expect to make payments for the operating property as follows: $57 million in 2019, $55 million in 2020 and $46 million in 2021. We currently manage this property, which was rebranded as Marriott Vacation Club Pulse, San Francisco, during 2019. See Footnote 17 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction. Subsequent to the end of the second quarter of 2019, we made a payment of $57 million relating to this commitment.

Surety bonds issued as of June 30, 2019 totaled $78 million, the majority of which were requested by federal, state or local governments in connection with our operations.
As of June 30, 2019, we had $4 million of letters of credit outstanding under our $600 million revolving credit facility (the “Revolving Corporate Credit Facility”). In addition, as of June 30, 2019, we had $4 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Credit Facility.
We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $17 million, of which $3 million is included within liabilities on our Balance Sheet at June 30, 2019. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by the end of 2019.

Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages or guaranteed amounts of the rental revenue generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At June 30, 2019, our maximum exposure under these guarantees is $37 million, of which $8 million, $10 million, $9 million, $4 million, $2 million and $4 million relate to the remainder of 2019, 2020, 2021, 2022, 2023 and thereafter. In addition, our maximum exposure under other guarantees is $4 million.
Loss Contingencies
In March 2017, RCHFU, L.L.C. and other owners at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) filed a complaint in an action pending in the U.S. District Court for the District of Colorado against us and certain third parties, alleging that their fractional interests were devalued by the affiliation of the RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based Marriott Vacation Club Destinations (“MVCD”) program. The plaintiffs are seeking compensatory damages, disgorgement, fees and costs.
In May 2016, a purported class-action lawsuit was filed in the U.S. District Court for the Middle District of Florida by Anthony and Beth Lennen against us and certain third parties. The complaint challenges the characterization of the beneficial interests in the MVCD trust that are sold to customers as real estate interests under Florida law, the structure of the trust, and associated operational aspects of the trust. The plaintiffs are seeking declaratory relief, an unwinding of the MVCD product, and punitive damages.
In December 2016, Flora and Bruce Gillespie and other owners and former owners of fractional interests at the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “St. Regis NY Club”) filed an action in the U.S. District Court for the Southern District of New York against ILG, certain of its subsidiaries, and certain third parties alleging that the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The plaintiffs are seeking compensatory damages, rescission, disgorgement, fees and costs.
In February 2017, the owners’ association for the St. Regis NY Club filed a separate suit against ILG and certain of its subsidiaries in the U.S. District Court for the Southern District of New York, which was amended to add Marriott International and Starwood as additional defendants in March 2017. The lawsuit was subsequently transferred to the U.S. District Court for the Middle District of Florida. The operative complaint alleges that the sponsor of the St. Regis NY Club (St. Regis Residence Club, New York, Inc.), the St. Regis NY Club manager (St. Regis New York Management, Inc.), and certain affiliated entities, as well as Marriott International and Starwood, breached their fiduciary duties related to sale and rental practices, and further alleges tortious interference with the management agreement, unjust enrichment, and anticompetitive conduct. The amended complaint also alleges anticompetitive conduct in connection with the renewal of the St. Regis NY Club management agreement. The plaintiff is seeking declaratory relief in connection with the Starpoint conversion program and the exchange program at the St. Regis NY Club, unspecified damages, and disgorgement of payments under the management and purchase agreements.
In April 2019, a purported class-action lawsuit was filed by Alan and Marjorie Helman and others against us in the Superior Court of the Virgin Islands, Division of St. Thomas alleging that their fractional interests were devalued by the affiliation of The Ritz-Carlton Club, St. Thomas and other Ritz-Carlton Clubs with our MVCD program. The lawsuit was subsequently removed to the U.S. District Court for the District of the Virgin Islands. The plaintiffs are seeking unspecified damages, disgorgement of profits, fees and costs.
In May 2019, the G.A. Resort Condominium Association Inc., the owners’ association for the fractional owners at the Hyatt Residence Club Grand Aspen resort (“HRC Grand Aspen”) filed a lawsuit against us in the District Court for the County of Pitkin, Colorado relating to the transfer of ownership of developer-owned fractional interests at HRC Grand Aspen to the HPC Trust Club for sale and use as a part of the Hyatt Residence Club Portfolio Program. The lawsuit was subsequently removed to the U.S. District Court for the District of Colorado. The plaintiff is seeking termination of the management agreement with the owners’ association, the annulment of certain amendments to governing documents at HRC Grand Aspen, the removal of fractional interests at HRC Grand Aspen from the HPC Trust Club, unspecified damages, disgorgement of profits, fees and costs.
We believe we have meritorious defenses to the claims in each of the above matters and intend to vigorously defend each matter.

In the ordinary course of our business, various claims and lawsuits have been filed or are pending against us. A number of these lawsuits and claims may exist at any given time. We record and accrue for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, we evaluate, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to make a reasonable estimate of loss. We review these accruals each reporting period and make revisions based on changes in facts and circumstances.
We have not accrued for any of the pending matters described above and we cannot estimate a range of the potential liability associated with these pending matters, if any, at this time. We have accrued for other claims and lawsuits, but the amount accrued is not material in the aggregate. For matters not requiring accrual, we do not believe that the ultimate outcome of such matters, individually and in the aggregate, will materially harm our financial position, cash flows, or overall trends in results of operations based on information currently available. However, legal proceedings are inherently uncertain, and while we believe that our accruals are adequate and/or we have valid defenses to the claims asserted, unfavorable rulings could occur that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.
Other
During June 2018, we identified forged and fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $10 million resulting from unauthorized third-party access to our email system. Upon detection, we immediately notified law enforcement authorities and relevant financial institutions and commenced a forensic investigation. During 2018, we recovered $6 million. During the second quarter of 2019, we received $3 million from our insurance company as final settlement of our claim, and the insurance company waived the requirement for us to reimburse the insurance company for any monies subsequently recovered. We recorded a gain of $3 million in the Gains (losses) and other income (expense), net line of our Income Statement for the second quarter and first half of 2019. Any additional recoveries will be recorded in our results in the future. We have concluded that this event did not involve access to any of our other systems. No other misappropriation of assets was identified during our investigation.
Insurance Recoveries
During September 2017, the Westin St. John Resort Villas, a Legacy-ILG property, sustained damage as a result of Hurricane Irma and remained closed until January 2019. As of June 30, 2019, the property insurance claim receivable related to this event and other 2017 storms was $10 million and is presented within Accounts receivable on our Balance Sheet. This balance is subject to change.
In September 2017, over 20 of our Legacy-MVW properties were impacted by Hurricane Irma and Hurricane Maria and, as a result, as of December 31, 2017, we accrued $1 million for the estimated property damage insurance deductibles and impairment of property and equipment, which was recorded in the Gains and other income, net line on our Income Statement for the year ended December 31, 2017. In 2018, we received $32 million of insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Irma. These proceeds, and the related deductible of $3 million, were recorded net in the Gains and other income, net line on our Income Statement for the year ended December 31, 2018. During the first quarter of 2019, we recorded an additional $9 million of other income relating to the final settlement of these business interruption insurance claims, which was recorded in the Gains (losses) and other income (expense), net line on our Income Statement for the six months ended June 30, 2019.

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
The following table presents the carrying values of our leases and the classification on our Balance Sheet as of June 30, 2019.

($ in millions)	Balance Sheet Classification	At June 30, 2019
Operating lease assets	Other assets	$121
Finance lease assets	Property and equipment	22
		$143

Operating lease liabilities	Accrued liabilities	$134
Finance lease liabilities	Debt	22
		$156
The following table presents the lease costs and the classification on our Income Statement for the three and six months ended June 30, 2019.

($ in millions)	Income Statement Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Marketing and sales expense General and administrative expense	$9	$17
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	1	2
Interest on lease liabilities	Interest expense	1	1
Variable lease cost	Marketing and sales expense	1	2
		$12	$22

The following table presents the maturity of our operating and financing lease liabilities as of June 30, 2019.

($ in millions)	Operating Leases	Finance Leases(1)	Total
2019, remaining	$15	$11	$26
2020	29	10	39
2021	21	2	23
2022	18	—	18
2023	16	—	16
Thereafter	103	—	103
Total lease payments	202	23	225
Less: Imputed interest	(68)	(1)	(69)
	$134	$22	$156
_________________________

(1)
Finance lease payments include $17 million related to residual value guarantees associated with purchase commitments for operating properties in San Francisco, California and New York, New York. See Footnote 11 “Contingencies and Commitments” for additional information regarding these transactions.

Lease Term and Discount Rate

At June 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	11.4 years
Finance leases	0.7 years
Weighted-average discount rate
Operating leases	6.1%
Finance leases	4.8%
Other Information

($ in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for finance leases	$—
Operating cash flows for operating leases	17
Financing cash flows for finance leases	2
$19

13.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt issuance costs.

($ in millions)	At June 30, 2019	At December 31, 2018
Vacation ownership notes receivable securitizations, gross(1)	$1,787	$1,590
Unamortized debt discount and issuance costs	(15)	(11)
	1,772	1,579

Warehouse Credit Facility, gross	—	116
Unamortized debt issuance costs(2)	—	(1)
	—	115

Other(3)	20	20
	$1,792	$1,714
_________________________

(1)	Interest rates as of June 30, 2019 range from 2.2% to 6.3%, with a weighted average interest rate of 2.9%

(2)	Excludes $1 million of unamortized debt issuance costs as of June 30, 2019, as no cash borrowings were outstanding on the Warehouse Credit Facility at that time
(3)Non-recourse
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
Vacation Ownership Notes Receivable Securitizations
On May 23, 2019, we completed the securitization of a pool of $459 million of vacation ownership notes receivable. Approximately $367 million of the vacation ownership notes receivable were purchased on May 23, 2019 by MVW 2019-1 LLC (the “2019-1 LLC”), and an additional $85 million of the vacation ownership notes receivable were purchased prior to June 30, 2019. As of June 30, 2019, the 2019-1 LLC held $6 million of the proceeds, which were released as the remaining vacation ownership notes receivable were purchased. On July 12, 2019, subsequent to the end of the second quarter of 2019, the 2019-1 LLC purchased the remaining $7 million of vacation ownership notes receivable and $6 million was released from restricted cash. In connection with the securitization, investors purchased in a private placement $450 million in vacation ownership loan backed notes from the 2019-1 LLC. Three classes of vacation ownership loan backed notes were issued by the 2019-1 LLC: $350 million of Class A Notes, $67 million of Class B Notes and $33 million of Class C Notes. The Class A Notes have an interest rate of 2.89 percent, the Class B Notes have an interest rate of 3.00 percent and the Class C Notes have an interest rate of 3.33 percent, for an overall weighted average interest rate of 2.94 percent.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the second quarter of 2019, and as of June 30, 2019, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of June 30, 2019, we had 12 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown below due to prepayments by the vacation ownership notes receivable obligors.

The following table shows scheduled future principal payments for our securitized debt as of June 30, 2019.

	Vacation Ownership Notes Receivable Securitizations	Other	Total
($ in millions)
Payments Year
2019, remaining	$128	$1	$129
2020	225	2	227
2021	202	2	204
2022	191	3	194
2023	185	3	188
Thereafter	856	9	865
	$1,787	$20	$1,807

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
As of June 30, 2019, there were no cash borrowings outstanding under our Warehouse Credit Facility. All outstanding amounts were repaid with proceeds from our vacation ownership notes receivable securitization transaction during the second quarter of 2019.

14.	DEBT

The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2019	At December 31, 2018
Senior Notes
Exchange Notes	$89	$89
Unamortized debt issuance costs	(1)	(1)
	88	88

Senior Unsecured Notes	750	750
Unamortized debt issuance costs	(8)	(9)
	742	741

IAC Notes	141	141

Corporate Credit Facility
Term Loan	895	900
Unamortized debt discount and issuance costs	(11)	(12)
	884	888

Revolving Corporate Credit Facility	80	—
Unamortized debt issuance costs(1)	(4)	—
	76	—

Convertible notes, gross	230	230
Unamortized debt discount and issuance costs	(27)	(31)
	203	199

Non-Interest bearing note payable	—	31
Unamortized debt discount	—	(1)
	—	30

Finance leases	23	17
	$2,157	$2,104
_________________________

(1)	Excludes $4 million of unamortized debt issuance costs as of December 31, 2018, as no cash borrowings were outstanding on the Revolving Corporate Credit Facility at that time.
The following table shows scheduled future principal payments for our debt, excluding finance leases, as of June 30, 2019.

	Payments Year
($ in millions)	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Exchange Notes	$—	$—	$—	$—	$89	$—	$89
Senior Unsecured Notes	—	—	—	—	—	750	750
IAC Notes	—	—	—	—	141	—	141
Term Loan	4	9	9	9	9	855	895
Revolving Corporate Credit Facility	—	—	—	—	80	—	80
Convertible Notes	—	—	—	230	—	—	230
	$4	$9	$9	$239	$319	$1,605	$2,185

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
Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a $900 million term loan facility (the “Term Loan”) which matures on August 31, 2025, and a Revolving Corporate Credit Facility with a borrowing capacity of $600 million that terminates on August 31, 2023. The Term Loan bears interest at LIBOR plus 2.25 percent. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate plus an applicable margin that varies from 0.50 percent to 2.75 percent depending on the type of loan and our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 to 40 basis points per annum, also depending on our credit rating. The Revolving Corporate Credit Facility also includes a letter of credit sub-facility of $75 million. As of June 30, 2019, we were in compliance with the applicable financial and operating covenants under the Corporate Credit Facility.
We entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625 percent and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480 percent and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000% and a floor strike rate of 1.8810% through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of June 30, 2019. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.
The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments during the first half of 2019:

($ in millions)	Derivative Instrument Adjustments
Balance at December 31, 2018	$(6)
Other comprehensive loss before reclassifications	(3)
Reclassification to Income Statement	—
Net other comprehensive loss	(3)
Balance at March 31, 2019	(9)
Other comprehensive loss before reclassifications	(13)
Reclassification to Income Statement	—
Net other comprehensive loss	(13)
Balance at June 30, 2019	$(22)

Convertible Notes
Our $230 million of 1.50% Convertible Senior Notes due 2022 (the “Convertible Notes”) were convertible at an initial rate of 6.7482 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $148.19 per share of our common stock). The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment during the second quarter of 2019 to 6.7825 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $147.44 per share of our common stock) when we declared a quarterly dividend of $0.45 per share, which was greater than the quarterly dividend at the time of the issuance of the Convertible Notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount. As of June 30, 2019, the effective interest rate was 4.7% and the remaining discount amortization period was 3.2 years.

The following table shows the net carrying value of the Convertible Notes.

($ in millions)	At June 30, 2019	At December 31, 2018
Liability component
Principal amount	$230	$230
Unamortized debt discount	(23)	(26)
Unamortized debt issuance costs	(4)	(5)
Net carrying amount of the liability component	$203	$199

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Contractual interest expense	$—	$1	$1	$2
Amortization of debt discount	1	2	3	3
Amortization of debt issuance costs	1	—	1	—
	$2	$3	$5	$5

Convertible Note Hedges and Warrants
In connection with the offering of the Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“Convertible Note Hedges”), covering a total of approximately 1.55 million shares of our common stock, and warrant transactions (“Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share. The strike price was subject to adjustment during the second quarter of 2019 to $175.79 per share when we declared a quarterly dividend of $0.45 per share. As of June 30, 2019, no Convertible Note Hedges or Warrants have been exercised.
Finance Leases
See Footnote 12 “Leases” for information on our finance leases accounted for under ASC 842.
Restrictions
Amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. The IAC Notes are guaranteed by MVWC, ILG and certain other subsidiaries whose voting securities are wholly owned directly or indirectly by ILG. The Senior Unsecured Notes are guaranteed by MVWC and certain of its subsidiaries whose voting securities are wholly owned directly or indirectly by MVWC. The Exchange Notes are guaranteed by MVWC and its domestic subsidiaries that guarantee the Corporate Credit Facility. See Footnote 19 “Supplemental Guarantor Information” for additional information.

15.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 30, 2019, there were 57,862,278 shares of Marriott Vacations Worldwide common stock issued, of which 43,882,669 shares were outstanding and 13,979,609 shares were held as treasury stock. At December 31, 2018, there were 57,626,462 shares of Marriott Vacations Worldwide common stock issued, of which 45,992,731 shares were outstanding and 11,633,731 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 30, 2019 or December 31, 2018.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2018	11,687,774	$793	$67.85
For the first half of 2019	2,358,808	215	91.12
As of June 30, 2019	14,046,582	$1,008	$71.76

As of June 30, 2019, our Board of Directors had authorized the repurchase of an aggregate of up to 14.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Subsequent to the end of the second quarter of 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of June 30, 2019, 0.6 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
Dividends
We declared cash dividends to holders of common stock during the first half of 2019 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 15, 2019	February 28, 2019	March 14, 2019	$0.45
May 9, 2019	May 23, 2019	June 6, 2019	$0.45

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.
Noncontrolling Interests
Property Owners’ Associations
As part of the ILG Acquisition we established a noncontrolling interest in property owners’ associations that Legacy-ILG consolidates under the voting interest model, which represents the portion of the property owners’ associations related to individual or third-party VOI owners. As of June 30, 2019, this noncontrolling interest amounts to $10 million and is included on our Balance Sheet as a component of equity.

16.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “MVW Stock Plan”) for the benefit of our officers, directors and employees. Under the MVW Stock Plan, we are authorized to award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs relating to our common stock and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the MVW Stock Plan. As of June 30, 2019, 1 million shares were available for grants under the MVW Stock Plan.
As part of the ILG Acquisition, we assumed the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (the “ILG Stock Plan”) and equity based awards outstanding under the ILG Stock Plan. As of June 30, 2019, 1 million shares were available for grants under the ILG Stock Plan to Legacy-ILG employees.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service-based RSUs	$6	$4	$9	$6
Performance-based RSUs	2	2	3	3
ILG Acquisition Converted RSUs	2	—	6	—
	10	6	18	9
SARs	1	—	2	1
Stock options	—	—	—	—
	$11	$6	$20	$10

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At June 30, 2019	At December 31, 2018
Service-based RSUs	$25	$16
Performance-based RSUs	16	7
ILG Acquisition Converted RSUs	7	15
	48	38
SARs	3	1
Stock options	—	—
	$51	$39

Restricted Stock Units
We granted 189,300 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $96.25, to our employees and non-employee directors during the first half of 2019. During the first half of 2019, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 287,876 RSUs may be earned under the performance-based RSU awards granted during the first half of 2019.
Stock Appreciation Rights
We granted 111,111 SARs, with a weighted average grant-date fair value of $28.89 and a weighted average exercise price of $100.52, to members of management during the first half of 2019. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.

The following table outlines the assumptions used to estimate the fair value of grants during the first half of 2019:

Expected volatility	31.10%
Dividend yield	1.76%
Risk-free rate	2.59%
Expected term (in years)	6.25

Legacy-ILG Deferred Compensation Plan
Certain deferred share units (“DSUs”) of ILG common stock were outstanding on the Acquisition Date under the Interval Leisure Group, Inc. Deferred Compensation Plan for Non-Employee Directors. On the Acquisition Date, these DSUs were converted to equity-based awards with respect to MVW’s common stock and cash-based awards, resulting in 12,265 DSUs (“ILG DSUs”) and $1 million of cash-based awards. The ILG DSUs had a weighted average fair value of $114.31 on the Acquisition Date. The services associated with the ILG DSUs were completed as of the Acquisition Date, resulting in no deferred compensation costs. The ILG DSUs and related cash-based awards were paid in full during the first quarter of 2019 and there is no remaining obligation as of June 30, 2019.

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

The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at June 30, 2019:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,681	$—	$1,681
Interest receivable	12	—	12
Restricted cash(1)	80	—	80
Total	$1,773	$—	$1,773
Consolidated Liabilities
Interest payable	$3	$—	$3
Debt	1,787	—	1,787
Total	$1,790	$—	$1,790
_________________________

(1)
Includes $6 million of the proceeds from the securitization transaction completed during the second quarter of 2019, which were released when the remaining vacation ownership notes receivable were purchased by the 2019-1 LLC subsequent to the end of the second quarter. Refer to Footnote 13 “Securitized Debt” for a discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2019-1 LLC subsequent to June 30, 2019.

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the second quarter of 2019:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$55	$4	$59
Interest expense to investors	$13	$1	$14
Debt issuance cost amortization	$1	$1	$2
Administrative expenses	$1	$—	$1
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the first half of 2019:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$107	$11	$118
Interest expense to investors	$26	$3	$29
Debt issuance cost amortization	$2	$1	$3
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$445	$419
Principal receipts	237	127
Interest receipts	101	52
Reserve release(1)	99	1
Total	882	599
Cash Outflows
Principal to investors	(233)	(117)
Voluntary repurchases of defaulted vacation ownership notes receivable	(23)	(15)
Voluntary clean-up call	—	(22)
Interest to investors	(22)	(10)
Funding of restricted cash(2) (3)	(93)	(110)
Total	(371)	(274)
Net Cash Flows	$511	$325

_________________________

(1)
Includes the release of $84 million related to the securitization transaction completed during the second quarter of 2019, which was released as the remaining vacation ownership notes receivable were purchased by the 2019-1 LLC. Refer to Footnote 13 “Securitized Debt” for a discussion of the terms of this securitization transaction and the purchase of additional vacation ownership notes receivable by the 2019-1 LLC subsequent to June 30, 2019.

(2)
Includes $90 million of the proceeds from the securitization transaction completed during the second quarter of 2019, of which $84 million was released during the second quarter of 2019, as a portion of the remaining vacation ownership notes receivable were purchased by the 2019-1 LLC. The remaining $6 million was released when the remaining vacation ownership notes receivable were purchased by the 2019-1 LLC subsequent to the end of the second quarter of 2019.

(3)
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

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$124	$—
Principal receipts	12	—
Interest receipts	12	—
Reserve release	2	—
Total	150	—
Cash Outflows
Principal to investors	(12)	—
Repayment of Warehouse Credit Facility	(228)	—
Interest to investors	(4)	(1)
Funding of restricted cash	(1)	—
Total	(245)	(1)
Net Cash Flows	$(95)	$(1)

Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California, that we currently manage as Marriott Vacation Club Pulse, San Francisco. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the operating property from the third party developer unless the developer has sold the property to another party. The operating property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the operating property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of June 30, 2019, our Balance Sheet reflected $14 million in Property and equipment related to a finance lease and leasehold improvements, $1 million in Accrued liabilities and $9 million in Debt related to the finance lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of less than $1 million is included in the Accounts receivable line. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is $5 million as of June 30, 2019.
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of June 30, 2019, our Balance Sheet reflected $8 million in Property and equipment related to a finance lease and leasehold improvements, $1 million in Accrued liabilities and $7 million in Debt related to the finance lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of less than $1 million is included in the Accounts receivable line on the Balance Sheet as of June 30, 2019. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1 million as of June 30, 2019.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a variable interest entity. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At June 30, 2019, the value of the assets held in the rabbi trust was $34 million, which is included in the Other line within assets on our Balance Sheets.

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
Revenues

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Vacation Ownership	$951	$595	$1,882	$1,166
Exchange & Third-Party Management	115	—	239	—
Total segment revenues	1,066	595	2,121	1,166
Corporate and other	2	—	7	—
	$1,068	$595	$2,128	$1,166

Adjusted EBITDA and Reconciliation to Net Income Attributable to Common Shareholders

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Adjusted EBITDA Vacation Ownership	$208	$104	$379	$192
Adjusted EBITDA Exchange & Third-Party Management	58	—	124	—
Reconciling items:
Corporate and other	(71)	(28)	(142)	(53)
Interest expense	(35)	(5)	(69)	(9)
Tax provision	(25)	(6)	(40)	(17)
Depreciation and amortization	(36)	(5)	(73)	(11)
Share-based compensation expense	(11)	(6)	(20)	(10)
Certain items	(39)	(43)	(86)	(45)
Net income attributable to common shareholders	$49	$11	$73	$47

Assets

($ in millions)	At June 30, 2019	At December 31, 2018
Vacation Ownership	$7,358	$7,275
Exchange & Third-Party Management	1,124	1,182
Total segment assets	8,482	8,457
Corporate and other	541	561
	$9,023	$9,018

We conduct business globally, and our operations outside the United States represented approximately 13 percent and 12 percent of our revenues, excluding cost reimbursements, for the three months ended June 30, 2019 and June 30, 2018, respectively, and 14 percent and 12 percent of our revenues, excluding cost reimbursements, for the six months ended June 30, 2019 and June 30, 2018, respectively.

19.	SUPPLEMENTAL GUARANTOR INFORMATION
IAC Notes
The IAC Notes are guaranteed by MVWC, ILG and certain other subsidiaries whose voting securities are wholly owned directly or indirectly by ILG (such subsidiaries collectively, the “IAC Notes Guarantors”). These guarantees are full and unconditional and joint and several. The guarantees of the IAC Notes Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indenture governing the IAC Notes contains covenants that, among other things, limit the ability of Interval Acquisition Corp. (the “Issuer”) and the IAC Notes Guarantors to pay dividends to us or make distributions, loans or advances to us.
The following tables present consolidating financial information as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and June 30, 2018 for MVWC and ILG on a stand-alone basis, the Issuer on a stand-alone basis, the IAC Notes Guarantors, the combined non-guarantor subsidiaries of MVW and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of June 30, 2019
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Cash and cash equivalents	$—	$1	$27	$151	$—	$179
Restricted cash	—	—	52	285	—	337
Accounts receivable, net	67	2	115	147	(4)	327
Vacation ownership notes receivable, net	—	—	189	1,909	—	2,098
Inventory	—	—	449	439	—	888
Property and equipment	—	—	230	607	—	837
Goodwill	2,824	—	—	—	—	2,824
Intangibles, net	—	—	1,034	41	—	1,075
Due from parent	—	—	—	1,957	(1,957)	—
Investments in subsidiaries	2,520	1,942	1,828	—	(6,290)	—
Other	35	27	245	219	(68)	458
Total assets	$5,446	$1,972	$4,169	$5,755	$(8,319)	$9,023

Accounts payable	$12	$—	$40	$105	$7	$164
Advance deposits	—	—	81	105	—	186
Accrued liabilities	5	—	170	274	(32)	417
Deferred revenue	—	—	145	215	(4)	356
Payroll and benefits liability	3	—	67	102	—	172
Deferred compensation liability	—	—	7	95	—	102
Securitized debt, net	—	—	—	1,792	—	1,792
Debt, net	203	141	1	1,812	—	2,157
Due to subsidiary	1,957	—	—	—	(1,957)	—
Other	2	—	38	24	—	64
Deferred taxes	—	—	179	164	—	343
MVW shareholders' equity	3,264	1,831	3,445	1,057	(6,333)	3,264
Noncontrolling interests	—	—	(4)	10	—	6
Total liabilities and equity	$5,446	$1,972	$4,169	$5,755	$(8,319)	$9,023

	As of December 31, 2018(1)
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Cash and cash equivalents	$1	$11	$28	$191	$—	$231
Restricted cash	—	—	83	300	—	383
Accounts receivable, net	31	2	107	184	—	324
Vacation ownership notes receivable, net	—	—	176	1,863	—	2,039
Inventory	—	—	440	423	—	863
Property and equipment	—	—	272	679	—	951
Goodwill	2,828	—	—	—	—	2,828
Intangibles, net	—	—	1,065	42	—	1,107
Due from parent	—	—	—	1,834	(1,834)	—
Investments in subsidiaries	2,681	1,975	1,875	—	(6,531)	—
Other	27	28	140	172	(75)	292
Total assets	$5,568	$2,016	$4,186	$5,688	$(8,440)	$9,018

Accounts payable	$50	$—	$72	$131	$—	$253
Advance deposits	—	—	81	90	—	171
Accrued liabilities	7	—	79	295	(24)	357
Deferred revenue	—	—	117	206	(4)	319
Payroll and benefits liability	15	—	77	119	—	211
Deferred compensation liability	—	—	7	86	—	93
Securitized debt, net	—	—	—	1,714	—	1,714
Debt, net	199	141	1	1,763	—	2,104
Due to subsidiary	1,834	—	—	—	(1,834)	—
Other	2	—	1	9	—	12
Deferred taxes	—	—	155	159	4	318
MVW shareholders' equity	3,461	1,875	3,599	1,108	(6,582)	3,461
Noncontrolling interests	—	—	(3)	8	—	5
Total liabilities and equity	$5,568	$2,016	$4,186	$5,688	$(8,440)	$9,018
_________________________

(1)	Amounts have been revised to correct certain immaterial prior period errors as reported in the 2018 Annual Report and have been reclassified to conform to the current year presentation.

Condensed Consolidating Statement of Income

	Three Months Ended June 30, 2019
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Revenues	$—	$—	$398	$671	$(1)	$1,068
Expenses	(6)	—	(346)	(574)	1	(925)
Gains (losses) and other income (expense), net	—	—	2	—	—	2
Interest expense	(2)	(2)	(3)	(28)	—	(35)
ILG acquisition-related costs	—	—	(14)	(22)	—	(36)
Other	—	—	—	—	—	—
Equity in earnings from unconsolidated entities	—	—	—	—	—	—
Equity in net income of subsidiaries	54	28	27	—	(109)	—
Provision for income taxes	3	1	(12)	(16)	(1)	(25)
Net income	49	27	52	31	(110)	49
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to common shareholders	$49	$27	$52	$31	$(110)	$49

	Three Months Ended June 30, 2018
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Revenues	$—	$—	$—	$595	$—	$595
Expenses	(2)	—	—	(544)	—	(546)
Gains (losses) and other income (expense), net	—	—	—	(7)	—	(7)
Interest expense	(3)	—	—	(2)	—	(5)
ILG acquisition-related costs	—	—	—	(19)	—	(19)
Other	—	—	—	(1)	—	(1)
Provision for income taxes	1	—	—	(7)	—	(6)
Equity in earnings from unconsolidated entities	—	—	—	—	—	—
Equity in net income of subsidiaries	15	—	—	—	(15)	—
Net income	11	—	—	15	(15)	11
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to common shareholders	$11	$—	$—	$15	$(15)	$11

	Six Months Ended June 30, 2019
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Revenues	$—	$—	$797	$1,340	$(9)	$2,128
Expenses	(9)	—	(715)	(1,179)	9	(1,894)
Gains (losses) and other income (expense), net	—	—	—	10	—	10
Interest expense	(5)	(3)	(3)	(58)	—	(69)
ILG acquisition-related costs	—	—	(14)	(48)	—	(62)
Other	—	—	—	—	—	—
Provision for income taxes	4	1	(22)	(23)	—	(40)
Equity in earnings from unconsolidated entities	—	—	—	—	—	—
Equity in net income of subsidiaries	83	64	62	—	(209)	—
Net income	73	62	105	42	(209)	73
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to common shareholders	$73	$62	$105	$42	$(209)	$73

	Six Months Ended June 30, 2018
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Revenues	$—	$—	$—	$1,166	$—	$1,166
Expenses	(4)	—	—	(1,060)	—	(1,064)
Gains (losses) and other income (expense), net	—	—	—	(6)	—	(6)
Interest expense	(5)	—	—	(4)	—	(9)
ILG acquisition-related costs	—	—	—	(20)	—	(20)
Other	—	—	—	(3)	—	(3)
Provision for income taxes	2	—	—	(19)	—	(17)
Equity in earnings from unconsolidated entities	—	—	—	—	—	—
Equity in net income of subsidiaries	54	—	—	—	(54)	—
Net income	47	—	—	54	(54)	47
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to common shareholders	$47	$—	$—	$54	$(54)	$47

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2019
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Net cash, cash equivalents and restricted cash provided by (used in) operating activities	$(71)	$(2)	$106	$315	$(292)	$56
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(4)	—	22	(3)	—	15
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	74	(8)	(160)	(368)	292	(170)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	—	1	—	1
Cash, cash equivalents and restricted cash, beginning of period	1	11	111	491	—	614
Cash, cash equivalents and restricted cash, end of period	$—	$1	$79	$436	$—	$516

	Six Months Ended June 30, 2018
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Net cash, cash equivalents and restricted cash provided by (used in) operating activities	$(45)	$—	$—	$101	$2	$58
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(12)	—	—	(7)	—	(19)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	57	—	—	132	(2)	187
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	—	1	—	1
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	491	—	491
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$718	$—	$718

Senior Unsecured Notes and Exchange Notes
The Senior Unsecured Notes and Exchanges Notes (collectively referred to as the “Senior MVW Notes”) are guaranteed by MVWC, Marriott Ownership Resorts, Inc. (“MORI”), ILG and certain other subsidiaries whose voting securities are wholly owned directly or indirectly by MORI or ILG (such subsidiaries collectively, the “Senior Notes Guarantors”). These guarantees are full and unconditional and joint and several. The guarantees of the Senior Notes Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions.
The following tables present consolidating financial information as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and June 30, 2018 for MVWC on a stand-alone basis, each of MORI and ILG on a stand-alone basis (collectively, the “Issuers” and each individually, an “Issuer”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of June 30, 2019
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Cash and cash equivalents	$—	$44	$—	$29	$106	$—	$179
Restricted cash	—	20	—	54	263	—	337
Accounts receivable, net	67	28	—	131	105	(4)	327
Vacation ownership notes receivable, net	—	108	—	196	1,794	—	2,098
Inventory	—	304	—	489	95	—	888
Property and equipment	—	274	1	272	290	—	837
Goodwill	2,824	—	—	—	—	—	2,824
Intangibles, net	—	—	—	1,034	41	—	1,075
Due from parent	—	1,957	—	—	—	(1,957)	—
Investments in subsidiaries	2,520	21	1,828	—	—	(4,369)	—
Other	35	53	—	359	79	(68)	458
Total assets	$5,446	$2,809	$1,829	$2,564	$2,773	$(6,398)	$9,023

Accounts payable	$12	$44	$—	$74	$26	$8	$164
Advance deposits	—	76	—	90	20	—	186
Accrued liabilities	5	71	7	177	189	(32)	417
Deferred revenue	—	4	—	239	117	(4)	356
Payroll and benefits liability	3	77	—	76	16	—	172
Deferred compensation liability	—	86	—	15	1	—	102
Securitized debt, net	—	—	—	—	1,792	—	1,792
Debt, net	203	1,805	—	149	—	—	2,157
Due to subsidiary	1,957	—	—	—	—	(1,957)	—
Other	2	22	—	38	2	—	64
Deferred taxes	—	138	—	181	24	—	343
MVW shareholders' equity	3,264	486	1,822	1,529	576	(4,413)	3,264
Noncontrolling interests	—	—	—	(4)	10	—	6
Total liabilities and equity	$5,446	$2,809	$1,829	$2,564	$2,773	$(6,398)	$9,023

	As of December 31, 2018(1)
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Cash and cash equivalents	$1	$62	$2	$39	$127	$—	$231
Restricted cash	—	19	—	122	242	—	383
Accounts receivable, net	31	20	—	169	104	—	324
Vacation ownership notes receivable, net	—	121	—	183	1,735	—	2,039
Inventory	—	212	—	475	176	—	863
Property and equipment	—	439	1	308	203	—	951
Goodwill	2,828	—	—	—	—	—	2,828
Intangibles, net	—	—	—	1,065	42	—	1,107
Due from parent	—	1,834	—	—	—	(1,834)	—
Investments in subsidiaries	2,681	93	1,875	—	—	(4,649)	—
Other	27	53	—	251	36	(75)	292
Total assets	$5,568	$2,853	$1,878	$2,612	$2,665	$(6,558)	$9,018

Accounts payable	$50	$13	$—	$165	$25	$—	$253
Advance deposits	—	65	—	89	17	—	171
Accrued liabilities	7	96	7	121	150	(24)	357
Deferred revenue	—	6	—	189	128	(4)	319
Payroll and benefits liability	15	96	—	84	16	—	211
Deferred compensation liability	—	79	—	13	1	—	93
Securitized debt, net	—	—	—	—	1,714	—	1,714
Debt, net	199	1,726	—	179	—	—	2,104
Due to subsidiary	1,834	—	—	—	—	(1,834)	—
Other	2	6	—	1	3	—	12
Deferred taxes	—	133	—	157	24	4	318
MVW shareholders' equity	3,461	633	1,871	1,617	579	(4,700)	3,461
Noncontrolling interests	—	—	—	(3)	8	—	5
Total liabilities and equity	$5,568	$2,853	$1,878	$2,612	$2,665	$(6,558)	$9,018
_________________________

(1)	Amounts have been revised to correct certain immaterial prior period errors as reported in the 2018 Annual Report and have been reclassified to conform to the current year presentation.

Condensed Consolidating Statement of Income

	Three Months Ended June 30, 2019
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Revenues	$—	$191	$—	$695	$183	$(1)	$1,068
Expenses	(6)	(200)	—	(583)	(137)	1	(925)
Gains (losses) and other income (expense), net	—	2	—	—	—	—	2
Interest expense	(2)	(24)	—	(5)	(4)	—	(35)
ILG acquisition-related costs	—	(22)	—	(14)	—	—	(36)
Other	—	—	—	—	—	—	—
Provision for income taxes	3	16	—	(35)	(9)	—	(25)
Equity in earnings from unconsolidated entities	—	—	—	—	—	—	—
Equity in net income of subsidiaries	54	62	27	—	—	(143)	—
Net income	49	25	27	58	33	(143)	49
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income attributable to common shareholders	$49	$25	$27	$58	$33	$(143)	$49

	Three Months Ended June 30, 2018
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Revenues	$—	$194	$—	$286	$115	$—	$595
Expenses	(2)	(189)	—	(257)	(98)	—	(546)
Gains (losses) and other income (expense), net	—	(7)	—	—	—	—	(7)
Interest expense	(3)	(1)	—	(1)	—	—	(5)
ILG acquisition-related costs	—	(19)	—	—	—	—	(19)
Other	—	(1)	—	—	—	—	(1)
Provision for income taxes	1	7	—	(12)	(2)	—	(6)
Equity in earnings from unconsolidated entities	—	—	—	—	—	—	—
Equity in net income of subsidiaries	15	16	—	—	—	(31)	—
Net income	11	—	—	16	15	(31)	11
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income attributable to common shareholders	$11	$—	$—	$16	$15	$(31)	$11

	Six Months Ended June 30, 2019
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Revenues	$—	$350	$—	$1,406	$381	$(9)	$2,128
Expenses	(9)	(392)	—	(1,214)	(288)	9	(1,894)
Gains (losses) and other income (expense), net	—	11	—	(1)	—	—	10
Interest expense	(5)	(54)	—	(6)	(4)	—	(69)
ILG acquisition-related costs	—	(48)	—	(14)	—	—	(62)
Other	—	—	—	—	—	—	—
Provision for income taxes	4	40	—	(70)	(14)	—	(40)
Equity in earnings from unconsolidated entities	—	—	—	—	—	—	—
Equity in net income of subsidiaries	83	115	62	—	—	(260)	—
Net income	73	22	62	101	75	(260)	73
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income attributable to common shareholders	$73	$22	$62	$101	$75	$(260)	$73

	Six Months Ended June 30, 2018
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Revenues	$—	$363	$—	$585	$218	$—	$1,166
Expenses	(4)	(362)	—	(510)	(188)	—	(1,064)
Gains (losses) and other income (expense), net	—	(6)	—	—	—	—	(6)
Interest expense	(5)	(2)	—	(2)	—	—	(9)
ILG acquisition-related costs	—	(20)	—	—	—	—	(20)
Other	—	(3)	—	—	—	—	(3)
Provision for income taxes	2	11	—	(27)	(3)	—	(17)
Equity in earnings from unconsolidated entities	—	—	—	—	—	—	—
Equity in net income of subsidiaries	54	46	—	—	—	(100)	—
Net income	47	27	—	46	27	(100)	47
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income attributable to common shareholders	$47	$27	$—	$46	$27	$(100)	$47

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2019
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Net cash, cash equivalents and restricted cash provided by (used in) operating activities	$(71)	$(31)	$—	$151	$19	$(12)	$56
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(4)	(14)	—	26	7	—	15
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	74	28	(2)	(255)	(27)	12	(170)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	—	—	1	—	1
Cash, cash equivalents and restricted cash, beginning of period	1	81	2	161	369	—	614
Cash, cash equivalents and restricted cash, end of period	$—	$64	$—	$83	$369	$—	$516

	Six Months Ended June 30, 2018
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Net cash, cash equivalents and restricted cash provided by (used in) operating activities	$(45)	$111	$—	$(2)	$(8)	$2	$58
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(12)	(4)	—	—	(3)	—	(19)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	57	49	—	(22)	105	(2)	187
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	—	—	1	—	1
Cash, cash equivalents and restricted cash, beginning of period	—	377	—	30	84	—	491
Cash, cash equivalents and restricted cash, end of period	$—	$533	$—	$6	$179	$—	$718

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
We received $29 million and $9 million of net insurance proceeds in 2018 and 2019, respectively, related to the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes. We have submitted most of the insurance claims for our Legacy-ILG business interruption losses as well as Legacy-MVW and Legacy-ILG property damage experienced by both us and associated property owners’ associations from these 2017 Hurricanes. We received an initial $25 million advance of insurance proceeds related to the business interruption losses at the Legacy-ILG St. John property in 2018, we received $7 million of insurance proceeds related to the business interruption losses at the other Legacy-ILG properties in 2019 and we received advances of $108 million of insurance proceeds related to the Legacy-ILG property damage experienced by the related property owners’ associations as of the second quarter of 2019. Repairs are underway at the Legacy-ILG resort in Puerto Rico and the related insurance claim is expected to be submitted in 2020 upon the completion of construction. However, we cannot quantify the extent of any additional payments under such claims at this time.
During the third quarter of 2018, our Legacy-MVW properties in South Carolina and Florida were negatively impacted by Hurricane Florence and Hurricane Michael, respectively (collectively, the “2018 Hurricanes”). We expect to submit insurance claims for our business interruption losses as well as property damage experienced by both us and associated property owners’ associations from these 2018 Hurricanes. However, we cannot quantify the extent of any payments under such claims at this time.
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

	Six Months Ended
	June 30, 2019	June 30, 2018
Average FICO score	739	739
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
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of finance contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 63 percent in the second quarter of 2018 and 62 percent in the second quarter of 2019. We expect to continue to offer financing incentive programs and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Six Months Ended
	June 30, 2019	June 30, 2018
Historical default rates	2.1%	1.7%
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
Interest Expense
Interest expense consists of all interest expense other than consumer financing interest expense, which is included with Financing expense.
Other Items
We measure operating performance using the following key metrics:

•	Contract sales from the sale of vacation ownership products;

•	Total contract sales include contract sales from the sale of vacation ownership products including joint ventures

•	Consolidated contract sales exclude contract sales from the sale of vacation ownership products for non-consolidated joint ventures

•	Development margin percentage;

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

•	Total active members, which is the number of Interval International network active members at the end of the applicable period.

Consolidated Results

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Sale of vacation ownership products	$350	$205	$651	$380
Management and exchange	239	78	478	148
Rental	158	74	323	149
Financing	69	36	137	71
Cost reimbursements	252	202	539	418
TOTAL REVENUES	1,068	595	2,128	1,166
EXPENSES
Cost of vacation ownership products	91	57	171	103
Marketing and sales	193	106	381	211
Management and exchange	118	39	234	75
Rental	104	62	212	117
Financing	25	10	47	21
General and administrative	79	33	157	61
Depreciation and amortization	36	5	73	11
Litigation charges	1	16	2	16
Royalty fee	26	16	52	31
Impairment	—	—	26	—
Cost reimbursements	252	202	539	418
TOTAL EXPENSES	925	546	1,894	1,064
Gains (losses) and other income (expense), net	2	(7)	10	(6)
Interest expense	(35)	(5)	(69)	(9)
ILG acquisition-related costs	(36)	(19)	(62)	(20)
Other	—	(1)	—	(3)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	74	17	113	64
Provision for income taxes	(25)	(6)	(40)	(17)
NET INCOME	49	11	73	47
Net income attributable to noncontrolling interests	—	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$49	$11	$73	$47

Operating Statistics
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
(Contract sales $ in millions)	June 30, 2019	June 30, 2018	Change
Vacation Ownership
Total contract sales	$398	$232	$166	$152	$14	6%
Consolidated contract sales	$386	$232	$154	$140	$14	6%
Legacy-MVW North America
Consolidated contract sales	$219	$211	$8	$—	$8	4%
VPG	$3,700	$3,672	$28	$—	$28	1%
Tour flow	54,532	52,787	1,745	$—	1,745	3%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,691	—
2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
(Contract sales $ in millions)	June 30, 2019	June 30, 2018	Change
Vacation Ownership
Total contract sales	$763	$436	$327	$294	$33	8%
Consolidated contract sales	$740	$436	$304	$271	$33	8%
Legacy-MVW North America
Consolidated contract sales	$420	$399	$21		$21	5%
VPG	$3,736	$3,698	$38		$38	1%
Tour flow	103,510	98,842	4,668		4,668	5%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,691	—

Revenues
2019 Second Quarter
The following table presents our revenues for the second quarter of 2019 compared to the second quarter of 2018 and, as a result of the ILG Acquisition on September 1, 2018, includes results for Legacy-ILG for the second quarter of 2019.

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Vacation Ownership	$951	$595	$356	$338	$18	3%
Exchange & Third-Party Management	115	—	115	115	—	—%
Total Segment Revenues	1,066	595	471	453	18
Consolidated Property Owners’ Associations	2	—	2	2	—	—%
Total Revenues	$1,068	$595	$473	$455	$18	3%
2019 First Half
The following table presents our revenues for the first half of 2019 compared to the first half of 2018 and, as a result of the ILG Acquisition on September 1, 2018, includes results for Legacy-ILG for the first half of 2019.

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Vacation Ownership	$1,882	$1,166	$716	$667	$49	4%
Exchange & Third-Party Management	239	—	239	239	—	—%
Total Segment Revenues	2,121	1,166	955	906	49
Consolidated Property Owners’ Associations	7	—	7	7	—	—%
Total Revenues	$2,128	$1,166	$962	$913	$49	4%

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
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Net income attributable to common shareholders	$49	$11	$38	$34	$4
Interest expense	35	5	30	2	28
Tax provision	25	6	19	16	3
Depreciation and amortization	36	5	31	29	2
EBITDA	145	27	118	81	37
Share-based compensation expense	11	6	5	4	1
Certain items	39	43	(4)	10	(14)
Adjusted EBITDA	$195	$76	$119	$95	$24
Certain items for the second quarter of 2019 consisted of $36 million of ILG acquisition-related costs, $4 million of purchase accounting adjustments and $1 million of litigation charges, partially offset by $2 million of gains and other income.
Certain items for the second quarter of 2018 consisted of $20 million of acquisition costs (including $19 million of ILG acquisition-related costs and $1 million of acquisition costs associated with the then anticipated capital efficient acquisition of the operating property in San Francisco), $16 million of litigation charges (including $11 million related to a project in San Francisco and $5 million related to a project in Lake Tahoe), and $7 million of losses and other expenses primarily resulting from fraudulently induced electronic payment disbursements made to third parties.

2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Net income attributable to common shareholders	$73	$47	$26	$66	$(40)
Interest expense	69	9	60	4	56
Tax provision	40	17	23	33	(10)
Depreciation and amortization	73	11	62	58	4
EBITDA	255	84	171	161	10
Share-based compensation expense	20	10	10	8	2
Certain items	86	45	41	19	22
Adjusted EBITDA	$361	$139	$222	$188	$34
Certain items for the first half of 2019 consisted of $62 million of ILG acquisition-related costs, $26 million of asset impairments, $5 million of purchase accounting adjustments, $2 million of litigation charges and $1 million of other severance costs, partially offset by $10 million of gains and other income.
Certain items for the first half of 2018 consisted of $23 million of acquisition costs (including $20 million of ILG acquisition-related costs and $3 million of acquisition costs associated with the then anticipated capital efficient acquisition of the operating property in San Francisco), $16 million of litigation charges (including $11 million related to a project in San Francisco and $5 million related to a project in Lake Tahoe), and $7 million of losses and other expenses primarily resulting from fraudulently induced electronic payment disbursements made to third parties, partially offset by a $1 million favorable true up of previously recorded costs associated with the 2017 Hurricanes (recorded in Gains and other income).
Segment Adjusted EBITDA
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Vacation Ownership	$208	$104	$104	$79	$25
Exchange & Third-Party Management	58	—	58	58	—
Segment adjusted EBITDA	266	104	162	137	25
General and administrative	(71)	(28)	(43)	(42)	(1)
Consolidated property owners’ associations	—	—	—	—	—
Adjusted EBITDA	$195	$76	$119	$95	$24
2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Vacation Ownership	$379	$192	$187	$150	$37
Exchange & Third-Party Management	124	—	124	124	—
Segment adjusted EBITDA	503	192	311	274	37
General and administrative	(143)	(53)	(90)	(87)	(3)
Consolidated property owners’ associations	1	—	1	1	—
Adjusted EBITDA	$361	$139	$222	$188	$34
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.

Vacation Ownership
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Segment adjusted EBITDA	$208	$104	$104	$79	$25
Depreciation and amortization	(17)	(4)	(13)	(12)	(1)
Share-based compensation expense	(2)	(1)	(1)	(1)	—
Certain items	(6)	(17)	11	(4)	15
Segment financial results	$183	$82	$101	$62	$39
Certain items in the Vacation Ownership segment for the second quarter of 2019 consisted of $4 million of purchase accounting adjustments, $1 million of litigation charges and $1 million of gains and other income.
Certain items in the Vacation Ownership segment for the second quarter of 2018 consisted of $16 million of litigation charges (including $11 million related to a project in San Francisco and $5 million related to a project in Lake Tahoe) and $1 million of acquisition costs associated with the then anticipated capital efficient acquisition of the operating property in San Francisco.
2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Segment adjusted EBITDA	$379	$192	$187	$150	$37
Depreciation and amortization	(34)	(9)	(25)	(23)	(2)
Share-based compensation expense	(4)	(2)	(2)	(2)	—
Certain items	(25)	(18)	(7)	(5)	(2)
Segment financial results	$316	$163	$153	$120	$33
Certain items in the Vacation Ownership segment for the first half of 2019 consisted of $26 million of asset impairments, $5 million of purchase accounting adjustments and $2 million of litigation charges, partially offset by $8 million of gains and other income.
Certain items in the Vacation Ownership segment for the first half of 2018 consisted of $16 million of litigation charges (including $11 million related to a project in San Francisco and $5 million related to a project in Lake Tahoe) and $3 million of acquisition costs associated with the then anticipated capital efficient acquisition of the operating property in San Francisco, partially offset by a $1 million favorable true up of previously recorded costs associated with Hurricane Irma and Hurricane Maria (recorded in Gains and other income).

Exchange & Third-Party Management
2019 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change
Segment adjusted EBITDA	$58	$—	$58
Depreciation and amortization	(12)	—	(12)
Share-based compensation expense	(1)	—	(1)
Certain items	—	—	—
Segment financial results	$45	$—	$45
2019 First Half

	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change
Segment adjusted EBITDA	$124	$—	$124
Depreciation and amortization	(24)	—	(24)
Non-cash share-based compensation expense	(2)	—	(2)
Certain items	(1)	—	(1)
Segment financial results	$97	$—	$97
Certain items in the Exchange & Third-Party Management segment for the first half of 2019 consisted of $1 million of purchase accounting adjustments.

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 18 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Sale of vacation ownership products	$350	$205	$651	$380
Resort management and other services	134	78	259	148
Rental	141	74	288	149
Financing	68	36	135	71
Cost reimbursements	258	202	549	418
TOTAL REVENUES	951	595	1,882	1,166
EXPENSES
Cost of vacation ownership products	91	57	171	103
Marketing and sales	181	106	358	211
Resort management and other services	70	39	136	75
Rental	99	62	201	117
Financing	24	10	46	21
Depreciation and amortization	17	4	34	9
Litigation charges	1	16	2	16
Royalty fee	26	16	52	31
Impairment	—	—	26	—
Cost reimbursements	258	202	549	418
TOTAL EXPENSES	767	512	1,575	1,001
(Losses) gains and other (expense) income, net	(1)	—	8	1
Other	—	(1)	—	(3)
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	183	82	315	163
Net loss attributable to noncontrolling interests	—	—	1	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$183	$82	$316	$163

Contract Sales
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Legacy-MVW North America consolidated contract sales	$219	$211	$8	$—	$8	4%
Other consolidated contract sales	167	21	146	140	6	28%
Total consolidated contract sales	386	232	154	140	14	6%
Joint venture contract sales	12	—	12	12	—	NM
Total contract sales	$398	$232	$166	$152	$14	6%
The increase in Legacy-MVW North America consolidated contract sales reflected a 3 percent increase in the number of North America tours and a 1 percent increase in North America VPG to $3,700 in the second quarter of 2019 from $3,672 in the second quarter of 2018. The 3 percent increase in the number of North America tours was due to increases in both owner tours and first time buyer tours. In addition, the increase in the number of total tours reflected the continued ramp up of new sales locations as well as an increase in tours from existing sales locations. The increase in Legacy-MVW other consolidated contract sales reflected an increase in the Asia Pacific region due to increases in tours at existing and new sales locations.
2019 First Half

	Six Months Ended			Change due to Legacy-ILG
($ in millions)	June 30, 2019	June 30, 2018	Change		Change Excluding Legacy-ILG Impact
Legacy-MVW North America consolidated contract sales	$420	$399	$21	$—	$21	5%
Other consolidated contract sales	320	37	283	271	12	30%
Total consolidated contract sales	740	436	304	271	33	8%
Joint venture contract sales	23	—	23	23	—	—%
Total contract sales	$763	$436	$327	$294	$33	8%
The increase in Legacy-MVW North America consolidated contract sales reflected a 5 percent increase in the number of North America tours and a 1 percent increase in North America VPG to $3,736 in the first half of 2019 from $3,698 in the first half of 2018. The 5 percent increase in the number of North America tours was due to increases in both owner tours and first time buyer tours. In addition, the increase in the number of total tours reflected the continued ramp up of new sales locations as well as an increase in tours from existing sales locations. The increase in Legacy-MVW other consolidated contract sales reflected an increase in the Asia Pacific region due to increases in tours at existing and new sales locations.

Sale of Vacation Ownership Products
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Total contract sales	$398	$232	$166	$152	$14	6%
Less resales contract sales	(8)	(7)	(1)	—	(1)
Less joint venture contract sales	(12)	—	(12)	(12)	—
Consolidated contract sales, net of resales	378	225	153	140	13
Plus:
Settlement revenue(1)	11	4	7	7	—
Resales revenue(1)	4	3	1	—	1
Revenue recognition adjustments:
Reportability	(8)	(4)	(4)	—	(4)
Sales reserve	(27)	(15)	(12)	(10)	(2)
Other(2)	(8)	(8)	—	(2)	2
Sale of vacation ownership products	$350	$205	$145	$135	$10	5%
_______________

(1)	Previously included in Resort management and other services revenue prior to the adoption of ASC 606.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Excluding the impact of the ILG Acquisition, sale of vacation ownership products increased $10 million, driven by the increase in contract sales. Revenue reportability had a negative impact in the second quarter of 2019 and the second quarter of 2018 due to a net increase in unclosed contracts during the respective quarters.
The higher Legacy-MVW sales reserve reflected a higher required reserve in the second quarter of 2019 due to the increase in financing propensity and slightly higher default activity as compared to the second quarter of 2018.
2019 First Half

	Six Months Ended			Change due to Legacy-ILG
($ in millions)	June 30, 2019	June 30, 2018	Change		Change Excluding Legacy-ILG Impact
Total contract sales	$763	$436	$327	$294	$33	8%
Less resales contract sales	(16)	(15)	(1)	—	(1)
Less joint venture contract sales	(23)	—	(23)	(23)	—
Consolidated contract sales, net of resales	724	421	303	271	32
Plus:
Settlement revenue(1)	20	8	12	12	—
Resales revenue(1)	7	5	2	—	2
Revenue recognition adjustments:
Reportability	(38)	(16)	(22)	—	(22)
Sales reserve	(46)	(24)	(22)	(18)	(4)
Other(2)	(16)	(14)	(2)	(5)	3
Sale of vacation ownership products	$651	$380	$271	$260	$11	3%
_______________

(1)	Previously included in Resort management and other services revenue prior to the adoption of ASC 606.

(2)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.

Excluding the impact of the ILG Acquisition, sale of vacation ownership products increased $11 million, driven by the increase in contract sales. Revenue reportability had a negative impact in the first half of 2019 and the first half of 2018 due to an increase in unclosed contracts during the respective quarters.
The higher Legacy-MVW sales reserve reflected a higher required reserve in the first half of 2019 due to the increase in financing propensity and slightly higher default activity as compared to the first half of 2018.
Development Margin
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Sale of vacation ownership products	$350	$205	$145	$135	$10	5%
Cost of vacation ownership products	(91)	(57)	(34)	(38)	4	7%
Marketing and sales	(181)	(106)	(75)	(71)	(4)	(2%)
Development margin	$78	$42	$36	$26	$10	26%
Development margin percentage	22.2%	19.9%	2.3 pts
Excluding the impact of the ILG Acquisition, development margin increased $10 million year-over-year. The change in Legacy-MVW development margin reflected $7 million from a favorable mix of inventory being sold, $4 million related to more efficient marketing and sales spending, and $2 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), partially offset by a $3 million decline due to unfavorable revenue reportability compared to the second quarter of 2018.
The increase in the development margin percentage reflected a 4.1 percentage point improvement from Legacy-MVW results, partially offset by a negative 1.8 percentage point impact from the inclusion of Legacy-ILG results for the second quarter of 2019. The Legacy-MVW results included a 3.2 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold and a 2.1 percentage point improvement in marketing and sales costs due to leveraging fixed costs on the increase in contract sales, partially offset by a 0.8 percentage point decline due to the unfavorable revenue reportability and a 0.4 percentage point decline related to sales reserve and other activity year-over-year. Legacy-MVW development margin percentage was 24.0 percent in the second quarter of 2019.
2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Sale of vacation ownership products	$651	$380	$271	$260	$11	3%
Cost of vacation ownership products	(171)	(103)	(68)	(74)	6	6%
Marketing and sales	(358)	(211)	(147)	(140)	(7)	(3)%
Development margin	$122	$66	$56	$46	$10	15%
Development margin percentage	18.7%	17.2%	1.5 pts
Excluding the impact of the ILG Acquisition, development margin increased $10 million year-over-year. The change in Legacy-MVW development margin reflected $11 million related to more efficient marketing and sales spending, $9 million from a favorable mix of inventory being sold, $6 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), and $3 million from favorable product cost true-up activity year-over-year, partially offset by a $16 million decline due to unfavorable revenue reportability and $3 million related to sales reserve and other activity compared to the first half of 2018.
The increase in the development margin percentage reflected a 2.0 percentage point improvement from Legacy-MVW results, partially offset by a negative 0.5 percentage point impact from the inclusion of Legacy-ILG results for the first half of 2019. The Legacy-MVW results included a 2.9 percentage point improvement in marketing and sales costs due to leveraging fixed costs on the increase in contract sales, a 2.2 percentage point increase due to a favorable mix of higher cost vacation ownership real estate inventory being sold, and a 0.7 percentage point increase from favorable product cost true-up activity. These increases were partially offset by a 2.7 percentage point decline due to the unfavorable revenue reportability and a 1.1 percentage point decline related to sales reserve and other activity year-over-year. Legacy-MVW development margin percentage was 19.2 percent in the first half of 2019.
Resort Management and Other Services Revenues, Expenses and Margin
2019 Second Quarter

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018
Management fee revenues	$38	$26	$12	$13	$(1)	(1%)
Ancillary revenues	66	36	30	29	1	5%
Other management and exchange revenues	30	16	14	10	4	3%
Resort management and other services revenues	134	78	56	52	4	5%
Resort management and other services expenses	(70)	(39)	(31)	(29)	(2)	(4%)
Resort management and other services margin	$64	$39	$25	$23	$2	7%
Resort management and other services margin percentage	47.3%	49.1%	(1.8 pts)
2019 First Half

	Six Months Ended			Change due to Legacy-ILG
($ in millions)	June 30, 2019	June 30, 2018	Change		Change Excluding Legacy-ILG Impact
Management fee revenues	75	50	$25	$25	$—	2%
Ancillary revenues	$123	$64	59	55	4	7%
Other management and exchange revenues	61	34	27	20	7	18%
Resort management and other services revenues	259	148	111	100	11	8%
Resort management and other services expenses	(136)	(75)	(61)	(57)	(4)	(5)%
Resort management and other services margin	$123	$73	$50	$43	$7	11%
Resort management and other services margin percentage	47.4%	48.8%	(1.4 pts)
Rental Revenues, Expenses and Margin
2019 Second Quarter

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018
Rental revenues	$141	$74	$67	$61	$6	8%
Rental expenses	(99)	(62)	(37)	(41)	4	8%
Rental margin	$42	$12	$30	$20	$10	85%
Rental margin percentage	29.0%	16.7%	12.3 pts

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
	June 30, 2019	June 30, 2018
Transient keys rented(1)	619,212	336,892	282,320	265,179	17,141	5%
Average transient key rate	$224.76	$216.53	$8.23	$2.33	$5.90	3%
Resort occupancy	88.6%	92.0%	(3.4 pts)	(3.5 pts)	0.1 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.

2019 First Half

	Six Months Ended			Change due to Legacy-ILG
($ in millions)	June 30, 2019	June 30, 2018	Change		Change Excluding Legacy-ILG Impact
Rental revenues	$288	$149	$139	$128	$11	8%
Rental expenses	(201)	(117)	(84)	(86)	2	2%
Rental margin	$87	$32	$55	$42	$13	46%
Rental margin percentage	29.9%	21.0%	8.9 pts

	Six Months Ended			Change due to Legacy-ILG
	June 30, 2019	June 30, 2018	Change		Change Excluding Legacy-ILG Impact
Transient keys rented(1)	1,230,966	669,800	561,166	540,500	20,666	3%
Average transient key rate	$234.71	$225.78	$8.93	$3.51	$5.42	2%
Resort occupancy	88.6%	90.0%	(1.4 pts)	(3.0 pts)	1.6 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.
Financing Revenues, Expenses and Margin
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Interest income	$67	$34	$33	$26	$7	19%
Other financing revenues	1	2	(1)	—	(1)	—%
Financing revenues	68	36	32	26	6	18%
Financing expenses	(10)	(4)	(6)	(5)	(1)	(14%)
Consumer financing interest expense	(14)	(6)	(8)	(5)	(3)	(43%)
Financing margin	$44	$26	$18	$16	$2	12%
Financing propensity	61.9%	62.7%
Legacy-MVW financing revenues increased due to a $169 million increase in the average gross vacation ownership notes receivable balance ($5 million), slightly lower financing program incentive costs, and favorable late and service fees. The higher consumer financing interest expense was due to a higher average outstanding debt balance and slightly higher average debt interest rate.
2019 First Half

	Six Months Ended			Change due to Legacy-ILG
($ in millions)	June 30, 2019	June 30, 2018	Change		Change Excluding Legacy-ILG Impact
Interest income	$132	$68	$64	$52	$12	18%
Other financing revenues	3	3	—	—	—	—%
Financing revenues	135	71	64	52	12	17%
Financing expenses	(18)	(8)	(10)	(9)	(1)	(8%)
Consumer financing interest expense	(28)	(13)	(15)	(11)	(4)	(30%)
Financing margin	$89	$50	$39	$32	$7	15%
Financing propensity	62.0%	62.2%
Legacy-MVW financing revenues increased due to a $169 million increase in the average gross vacation ownership notes receivable balance ($10 million). The higher consumer financing interest expense was due to a higher average outstanding debt balance and slightly higher average debt interest rate.

Litigation Charges
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Litigation charges	$1	$16	$(15)	$—	$(15)	(95%)
In the second quarter of 2019, we incurred $1 million of litigation charges. In the second quarter of 2018, we incurred $16 million of litigation charges, including $11 million related to a project in San Francisco and $5 million related to a project in Lake Tahoe.
2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Litigation charges	$2	$16	$(14)	$—	$(14)	(89%)
In the first half of 2019, we incurred $2 million of litigation charges. In the first half of 2018, we incurred $16 million of litigation charges, including $11 million related to a project in San Francisco and $5 million related to a project in Lake Tahoe.
Royalty Fee
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Royalty fee	$26	$16	$10	$11	$(1)	(4%)
Excluding the impact of the ILG Acquisition, Legacy-MVW royalty fee expense decreased $1 million in the second quarter of 2019 due to an increase in the mix of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent), partially offset by an increase in the dollar volume of closings and an increase in the fixed portion of the royalty fee. The prior year period benefited from a contractual decrease in the fixed portion of the royalty fee owed to Marriott International as a result of amendments to our licensing agreements with Marriott International entered into during the first quarter of 2018. This decrease in the fixed portion of the royalty fee was terminated upon completion of the ILG Acquisition on September 1, 2018.
2019 First Half

	Six Months Ended			Change due to Legacy-ILG
($ in millions)	June 30, 2019	June 30, 2018	Change		Change Excluding Legacy-ILG Impact
Royalty fee	$52	$31	$21	$21	$—	—%
Excluding the impact of the ILG Acquisition, Legacy-MVW royalty fee expense remained flat year-over-year due to an increase in the mix of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent), partially offset by an increase in the dollar volume of closings and an increase in the fixed portion of the royalty fee. The prior year period benefited from a contractual decrease in the fixed portion of the royalty fee owed to Marriott International as a result of amendments to our licensing agreements with Marriott International entered into during the first quarter of 2018. This decrease in the fixed portion of the royalty fee was terminated upon completion of the ILG Acquisition on September 1, 2018.

Depreciation
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Depreciation and amortization	$17	$4	$13	$12	$1	34%
2019 First Half

	Six Months Ended			Change due to Legacy-ILG
($ in millions)	June 30, 2019	June 30, 2018	Change		Change Excluding Legacy-ILG Impact
Depreciation and amortization	$34	$28	$6	$4	$2	37%
Impairment
2019 First Half

	Six Months Ended			Change due to Legacy-ILG
($ in millions)	June 30, 2019	June 30, 2018	Change		Change Excluding Legacy-ILG Impact
Impairment	$26	$—	$26	$—	$26	NM
During the second quarter of 2019, we entered into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida for $10 million, which was less than the carrying value of the land and land improvements. As a result, we recorded a non-cash impairment of $26 million in the first half of 2019. The impairment is primarily attributable to the fact that the book value of the assets to be sold exceeds the sales price because the book value includes allocations of common costs incurred when we built the infrastructure for the resort, including future phases.
Cost Reimbursements
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Cost reimbursements	$258	$202	$56	$64	$(8)	(4%)
2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Cost reimbursements	$549	$418	$131	$127	$4	1%

Other
2019 Second Quarter

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Other	$—	$(1)	$1	$—	$1	100%
2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Other	$—	$(3)	$3	$—	$3	100%
In the first half of 2018, we incurred $3 million of other expenses associated with the then anticipated capital efficient acquisition of an operating property in San Francisco.
(Losses) Gains and Other (Expense) Income
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Losses and other expense, net	$(1)	$—	$(1)	$—	$(1)	NM
2019 First Half

	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
Gains and other income, net	$8	$1	$7	$—	$7	NM
In the first half of 2019, we recorded $9 million of gains and other income related to net insurance proceeds from the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes, partially offset by $1 million of miscellaneous losses and other expense.

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

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Management and exchange	$75	$—	$157	$—
Rental	17	—	34	—
Financing	1	—	2	—
Cost reimbursements	22	—	46	—
TOTAL REVENUES	115	—	239	—
EXPENSES
Marketing and sales	12	—	23	—
Management and exchange	16	—	33	—
Rental	7	—	15	—
Financing	1	—	1	—
Depreciation and amortization	12	—	24	—
Cost reimbursements	22	—	46	—
TOTAL EXPENSES	70	—	142	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$45	$—	$97	$—

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, ILG acquisition-related costs and provision for income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Resort management and other services	$30	$—	$62	$—
Rental	—	—	1	—
Cost reimbursements	(28)	—	(56)	—
TOTAL REVENUES	2	—	7	—
EXPENSES
Resort management and other services	32	—	65	—
Rental	(2)	—	(4)	—
General and administrative	79	33	157	61
Depreciation	7	1	15	2
Cost reimbursements	(28)	—	(56)	—
TOTAL EXPENSES	88	34	177	63
Gains (losses) and other income (expense), net	3	(7)	2	(7)
Interest expense	(35)	(5)	(69)	(9)
ILG acquisition-related costs	(36)	(19)	(62)	(20)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(154)	(65)	(299)	(99)
Provision for income taxes	(25)	(6)	(40)	(17)
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	(179)	(71)	(339)	(116)
Net income attributable to noncontrolling interests	—	—	(1)	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(179)	$(71)	$(340)	$(116)

Consolidated Property Owners’ Associations
The following table illustrates the impact of the Consolidated Property Owners’ Associations of the acquired Legacy-ILG vacation ownership properties under the voting interest model, which represents the portion related to individual or third-party VOI owners.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Resort management and other services	$30	$—	$62	$—
Rental	—	—	1	—
Cost reimbursements	(28)	—	(56)	—
TOTAL REVENUES	2	—	7	—
EXPENSES
Resort management and other services	32	—	65	—
Rental	(2)	—	(4)	—
Cost reimbursements	(28)	—	(56)	—
TOTAL EXPENSES	2	—	5	—
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	—	—	2	—
Net income attributable to noncontrolling interests	—	—	(1)	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$—	$—	$1	$—
General and Administrative
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
General and administrative	$79	$33	$46	$44	$2	15%
Excluding the impact of the ILG Acquisition, general and administrative expenses increased $2 million due to higher personnel related and other expenses, partially offset by savings from synergy initiatives. The personnel related and other expenses included annual merit, bonus and inflationary cost increases.
2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
General and administrative	$157	$61	$96	$90	$6	14%
Excluding the impact of the ILG Acquisition, general and administrative expenses increased $6 million due to higher personnel related and other expenses, partially offset by savings from synergy initiatives. The personnel related and other expenses included annual merit, bonus and inflationary cost increases.

Depreciation
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Depreciation and amortization	$7	$1	$6	$5	$1	10%
2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Depreciation and amortization	$15	$2	$13	$11	$2	27%
Gains (Losses) and Other Income (Expense)
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Gains (losses) and other income (expense), net	$3	$(7)	$10	$1	$9	121%
In the second quarter of 2019, we recorded $3 million of gains and other income resulting from the recovery of a portion of the fraudulently induced electronic payment disbursements made in the second quarter of 2018. In the second quarter of 2018, we recorded $7 million of losses and other expenses primarily resulting from fraudulently induced electronic payment disbursements made to third parties.
2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Gains (losses) and other income (expense), net	$2	$(7)	$9	$1	$8	112%
In the first half of 2019, we recorded $3 million of gains and other income resulting from the recovery of a portion of the fraudulently induced electronic payment disbursements made in the second quarter of 2018, partially offset by $1 million of losses and other expenses. In the first half of 2018, we recorded $7 million of losses and other expenses primarily resulting from fraudulently induced electronic payment disbursements made to third parties.
Interest Expense
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Interest expense	$(35)	$(5)	$(30)	$(2)	$(28)	NM
Interest expense increased $30 million due to $27 million of interest expense associated with the new debt issued in the third quarter of 2018 in connection with the ILG Acquisition, $2 million of interest expense associated with assumed Legacy-ILG debt in the second quarter of 2019 and $1 million of higher interest expense associated with the Warehouse Credit Facility due to higher usage in the second quarter of 2019.

2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
Interest expense	$(69)	$(9)	$(60)	$(4)	$(56)	NM
Interest expense increased $60 million due to $53 million of interest expense associated with the new debt issued in the third quarter of 2018 in connection with the ILG Acquisition, $4 million of interest expense associated with assumed Legacy-ILG debt in the first half of 2019 and $3 million of higher interest expense associated with the Warehouse Credit Facility due to higher usage in the first half of 2019.
ILG Acquisition-Related Costs
2019 Second Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
ILG acquisition-related costs	$(36)	$(19)	$(17)	$(7)	$(10)	(50%)
2019 First Half

	Six Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	June 30, 2019	June 30, 2018	Change
ILG acquisition-related costs	$(62)	$(20)	$(42)	$(15)	$(27)	(132%)
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
Income Tax
2019 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change
Provision for income taxes	$(25)	$(6)	$(19)
The increase in the provision for income taxes was primarily due to increases in U.S. and foreign earnings as a result of the ILG Acquisition during the third quarter of 2018.
2019 First Half

	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change
Provision for income taxes	$(40)	$(17)	$(23)
The increase in the provision for income taxes was primarily due to increases in U.S. and foreign earnings as a result of the ILG Acquisition during the third quarter of 2018.
Recent Accounting Pronouncements
See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($179 million at the end of the second quarter of 2019), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At June 30, 2019, we had $4.0 billion of total gross debt outstanding, which included $1.8 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $1.0 billion of Senior Notes, $1.0 billion on our Corporate Credit Facility, $230 million of Convertible Notes and $23 million related to financed lease obligations.
At the end of the second quarter of 2019, we had $876 million of real estate inventory on hand, comprised of $828 million of finished goods and $48 million of work in progress. In addition, we had $48 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and held for sale as vacation ownership products.
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
We are selectively pursuing growth opportunities in our Vacation Ownership segment by targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient deal structures may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale.
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
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$56	$58
Investing activities	15	(19)
Financing activities	(170)	187
Effect of change in exchange rates on cash, cash equivalents and restricted cash	1	1
Net change in cash, cash equivalents and restricted cash	$(98)	$227
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
In the first half of 2019, we generated $56 million of cash flows from operating activities, compared to $58 million in the first half of 2018. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations reflected higher originations of vacation ownership notes receivable driven by higher contract sales, timing of maintenance fee payments on unsold inventory, higher inventory spending and payments related to employee benefits programs, partially offset by higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable, and timing of collections of maintenance fees, management fees and exchange club dues.
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending Less Than Cost of Sales

	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018
Inventory spending	$(67)	$(52)
Inventory costs	144	89
Inventory spending less than cost of sales	$77	$37
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item).
Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from our points programs and capital efficient transactions, our spending for real estate inventory remained below the amount of real estate inventory costs in both the first half of 2019 and the first half of 2018. We expect our 2019 full year inventory spending to be lower than our inventory costs, even including payments to satisfy our remaining commitments to purchase vacation ownership units. We entered into these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding our remaining commitments.
Our inventory spending was less than inventory costs in the first half of 2018, even including payments to satisfy a portion of our then remaining commitment to purchase vacation ownership units located at our resort in Marco Island, Florida. During the first half of 2018, inventory spending included $24 million for the acquisition of 20 completed vacation ownership units at our resort in Marco Island, Florida, as well as a deposit of $2 million for the purchase of completed vacation ownership units located in Bali, Indonesia.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018
Vacation ownership notes receivable collections — non-securitized	$88	$50
Vacation ownership notes receivable collections — securitized	221	105
Vacation ownership notes receivable originations	(423)	(233)
Vacation ownership notes receivable collections less than originations	$(114)	$(78)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the first half of 2019, as compared to the first half of 2018, due to an increase in the portfolio of outstanding vacation ownership notes receivable, including vacation ownership notes receivable acquired as part of the ILG acquisition. Vacation ownership notes receivable originations in the first half of 2019 increased due to higher Legacy-MVW contract sales and the inclusion of Legacy-ILG contract sales in 2019. Financing propensity was stable at 62 percent for the first half of 2019 and for the first half of 2018.

Cash from Investing Activities

	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018
Capital expenditures for property and equipment (excluding inventory)	$(19)	$(7)
Proceeds from collection of notes receivable	38	—
Purchase of company owned life insurance	(4)	(12)
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	$15	$(19)
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
In the first half of 2019, capital expenditures for property and equipment of $19 million included $7 million to support business operations (including $4 million for ancillary and other operations assets and $3 million for sales locations) and $12 million for technology spending.
In the first half of 2018, capital expenditures for property and equipment of $7 million included $5 million to support business operations (including $2 million for ancillary and other operations assets and $3 million for sales locations) and $2 million for technology spending.
Proceeds from Collection of Notes Receivable
During the first half of 2019, we collected $23 million of notes receivable related to the disposition of our interest in VRI Europe in the fourth quarter of 2018. In addition, we collected a $15 million note receivable acquired in the ILG Acquisition.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. During the first half of 2019, we paid $4 million to acquire these policies as compared to $12 million during the first half of 2018.
Cash from Financing Activities

	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018
Borrowings from securitization transactions	$574	$423
Repayment of debt related to securitization transactions	(496)	(154)
Proceeds from debt	310	—
Repayments of debt	(266)	(33)
Debt issuance costs	(6)	(7)
Repurchase of common stock	(215)	(2)
Payment of dividends	(61)	(32)
Payment of withholding taxes on vesting of restricted stock units	(10)	(8)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	$(170)	$187
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

As of June 30, 2019, $104 million of gross vacation ownership notes receivable were eligible for securitization.
During the second quarter of 2019, we completed the securitization of a pool of $459 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $450 million in vacation ownership loan backed notes from the 2019-1 LLC. Three classes of vacation ownership loan backed notes were issued by the 2019-1 LLC: $350 million of Class A Notes, $67 million of Class B Notes and $33 million of Class C Notes. The Class A Notes have an interest rate of 2.89 percent, the Class B Notes have an interest rate of 3.00 percent and the Class C Notes have an interest rate of 3.33 percent, for an overall weighted average interest rate of 2.94 percent.
During the first quarter of 2019, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $146 million. The advance rate was 85 percent, which resulted in gross proceeds of $124 million. Net proceeds were $123 million due to the funding of reserve accounts of $1 million. There were no amounts outstanding under our Warehouse Credit Facility as of June 30, 2019. See Footnote 13 “Securitized Debt” to our Financial Statements for additional information regarding our Warehouse Credit Facility.
Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
During the first half of 2019, we borrowed $310 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, $230 million of which has been repaid, and had $80 million outstanding as of June 30, 2019. During the first half of 2019, we also repaid $5 million of the amount outstanding under the Term Loan, which is part of our Corporate Credit Facility. See Footnote 14 “Debt” to our Financial Statements for additional information regarding our Corporate Credit Facility that includes our Revolving Corporate Credit Facility and the Term Loan.
Debt Issuance Costs
During the first half of 2019, we paid $6 million of debt issuance costs associated with the 2019-1 vacation ownership notes receivable securitization.
During the first half of 2018, we paid $7 million of debt issuance costs, which included $6 million associated with the 2018 vacation ownership notes receivable securitization and $1 million associated with the amendment and extension of our Warehouse Credit Facility.
Repayment of Other Debt
During the second quarter of 2019, we paid the remaining balance of $31 million on the non-interest bearing note payable related to the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii in 2017.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2018	11,687,774	$793	$67.85
For the first half of 2019	2,358,808	215	91.12
As of June 30, 2019	14,046,582	$1,008	$71.76
See Footnote 15 “Shareholders' Equity” to our Financial Statements for further information related to our share repurchase program.
Dividends
We distributed cash dividends to holders of common stock during the first half of 2019 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 6, 2018	December 20, 2018	January 3, 2019	$0.45
February 15, 2019	February 28, 2019	March 14, 2019	$0.45
May 9, 2019	May 23, 2019	June 6, 2019	$0.45
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
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of June 30, 2019:

		Payments Due by Period
($ in millions)	Total	Remainder of 2019	Years 2020 - 2021	Years 2022 - 2023	Thereafter
Contractual Obligations
Debt(1)	$4,971	$219	$768	$1,219	$2,765
Purchase obligations(2)	450	93	349	8	—
Operating lease obligations	202	15	50	34	103
Finance lease obligations(3)	23	11	12	—	—
Other long-term obligations(4)	56	26	20	6	4
Total contractual obligations	$5,702	$364	$1,199	$1,267	$2,872
_________________________

(1)	Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.

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
While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our consolidated financial position or results of operations. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our most recent Annual Report on Form 10-K. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them, except those resulting from the following:

•
Our adoption of Accounting Standards Update 2016-02, “Leases (Topic 842),” as amended, which is discussed in Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” and Footnote 12 “Leases” to our interim consolidated financial statements presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q; and

•
Purchase price allocations of business combinations, which is discussed in Footnote 3 “Acquisitions and Dispositions” to our interim consolidated financial statements presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 other than as discussed below.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
As of June 30, 2019, approximately $950 million of our gross aggregate consolidated indebtedness was indexed to the London Interbank Offered Rate (“LIBOR”). Our Warehouse Credit Facility, under which no amounts were outstanding as of June 30, 2019, is also indexed to LIBOR. In addition, as of June 30, 2019, we were party to $550 million of derivative instruments indexed to LIBOR. Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2019 – April 30, 2019	140,923	$101.40	140,923	1,554,888
May 1, 2019 – May 31, 2019	473,157	$95.85	473,157	1,081,731
June 1, 2019 – June 30, 2019	514,460	$95.45	514,460	567,271
Total	1,128,540	$96.36	1,128,540	567,271
_________________________

(1)
As of June 30, 2019, our Board of Directors had authorized the repurchase of an aggregate of up to 14.9 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Subsequent to the end of the second quarter of 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock.

(2)
Reflects the decrease of 286,147 shares inadvertently included in this number in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and the Annual Report on Form 10-K for the year ended December 31, 2018.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
(1)	Filing made by ILG, LLC under SEC File No. 001-34062.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

August 6, 2019	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial and Administrative Officer