Form 10-Q
period 2019-09-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2019-11-12
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of November 8, 2019 was 42,041,736.

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

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES
Sale of vacation ownership products	$350	$252	$1,001	$632
Management and exchange	231	126	709	274
Rental	149	90	472	239
Financing	72	48	209	119
Cost reimbursements	280	234	819	652
TOTAL REVENUES	1,082	750	3,210	1,916
EXPENSES
Cost of vacation ownership products	91	64	262	167
Marketing and sales	188	135	569	346
Management and exchange	115	65	349	140
Rental	111	74	323	191
Financing	23	19	70	40
General and administrative	68	53	225	114
Depreciation and amortization	33	18	106	29
Litigation charges	3	17	5	33
Royalty fee	27	19	79	50
Impairment	73	—	99	—
Cost reimbursements	280	234	819	652
TOTAL EXPENSES	1,012	698	2,906	1,762
(Losses) gains and other (expense) income, net	(5)	2	5	(4)
Interest expense	(31)	(14)	(100)	(23)
ILG acquisition-related costs	(32)	(78)	(94)	(98)
Other	1	—	1	(3)
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	3	(38)	116	26
(Provision) benefit for income taxes	(10)	2	(50)	(15)
NET (LOSS) INCOME	(7)	(36)	66	11
Net income attributable to noncontrolling interests	(2)	—	(2)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9)	$(36)	$64	$11

(LOSSES) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(0.21)	$(1.08)	$1.44	$0.39
Diluted	$(0.21)	$(1.08)	$1.43	$0.38

CASH DIVIDENDS DECLARED PER SHARE	$0.45	$0.40	$1.35	$1.20
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
NET (LOSS) INCOME	$(7)	$(36)	$66	$11

Foreign currency translation adjustments	(4)	1	(5)	—
Derivative instrument adjustment, net of tax	(4)	(1)	(20)	(1)
OTHER COMPREHENSIVE LOSS, NET OF TAX	(8)	—	(25)	(1)

Net income attributable to noncontrolling interests	(2)	—	(2)	—
Other comprehensive income attributable to noncontrolling interests	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2)	—	(2)	—

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17)	$(36)	$39	$10
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$183	$231
Restricted cash (including $55 and $69 from VIEs, respectively)	322	383
Accounts receivable, net (including $12 and $11 from VIEs, respectively)	372	324
Vacation ownership notes receivable, net (including $1,586 and $1,627 from VIEs, respectively)	2,168	2,039
Inventory	910	863
Property and equipment	770	951
Goodwill	2,890	2,828
Intangibles, net	1,044	1,107
Other (including $36 and $26 from VIEs, respectively)	400	292
TOTAL ASSETS	$9,059	$9,018

LIABILITIES AND EQUITY
Accounts payable	$248	$301
Advance deposits	185	171
Accrued liabilities (including $2 and $2 from VIEs, respectively)	293	250
Deferred revenue	436	383
Payroll and benefits liability	185	206
Deferred compensation liability	104	93
Securitized debt, net (including $1,680 and $1,706 from VIEs, respectively)	1,686	1,714
Debt, net	2,294	2,104
Other	199	12
Deferred taxes	307	318
TOTAL LIABILITIES	5,937	5,552
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 57,874,390 and 57,626,462 shares issued, respectively	1	1
Treasury stock — at cost; 15,281,979 and 11,633,731 shares, respectively	(1,130)	(790)
Additional paid-in capital	3,740	3,721
Accumulated other comprehensive (loss) income	(19)	6
Retained earnings	520	523
TOTAL MVW SHAREHOLDERS' EQUITY	3,112	3,461
Noncontrolling interests	10	5
TOTAL EQUITY	3,122	3,466
TOTAL LIABILITIES AND EQUITY	$9,059	$9,018
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES
Net income	$66	$11
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	106	29
Amortization of debt discount and issuance costs	14	12
Accretion of acquired vacation ownership notes receivable	—	(1)
Vacation ownership notes receivable reserve	81	42
Share-based compensation	25	19
Impairment charges	99	—
Deferred income taxes	24	10
Net change in assets and liabilities, net of the effects of acquisition:
Accounts receivable	16	(9)
Vacation ownership notes receivable originations	(681)	(395)
Vacation ownership notes receivable collections	462	244
Inventory	10	68
Other assets	13	53
Accounts payable, advance deposits and accrued liabilities	(122)	(42)
Deferred revenue	41	37
Payroll and benefit liabilities	(21)	(29)
Deferred compensation liability	13	11
Other liabilities	26	1
Other, net	8	6
Net cash, cash equivalents and restricted cash provided by operating activities	180	67
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	—	(1,393)
Capital expenditures for property and equipment (excluding inventory)	(32)	(17)
Proceeds from collection of notes receivable	38	—
Purchase of company owned life insurance	(5)	(13)
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	1	(1,423)

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
FINANCING ACTIVITIES
Borrowings from securitization transactions	631	423
Repayment of debt related to securitization transactions	(673)	(264)
Proceeds from debt	495	1,650
Repayments of debt	(308)	(53)
Finance lease payment	(11)	—
Debt issuance costs	(11)	(34)
Repurchase of common stock	(342)	(2)
Payment of dividends	(61)	(32)
Payment of withholding taxes on vesting of restricted stock units	(11)	(17)
Other, net	1	—
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(290)	1,671
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Change in cash, cash equivalents and restricted cash	(109)	315
Cash, cash equivalents and restricted cash, beginning of period	614	491
Cash, cash equivalents and restricted cash, end of period	$505	$806

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of stock in connection with ILG Acquisition	$—	$2,505
Non-cash transfer from property and equipment to inventory	71	—
Non-cash issuance of treasury stock for employee stock purchase plan	2	1
Dividends payable	19	19
Interest paid, net of amounts capitalized	135	28
Income taxes paid, net of refunds	47	18

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

57.6	BALANCE AT DECEMBER 31, 2018	$1	$(790)	$3,721	$6	$523	$3,461	$5	$3,466
—	Impact of adoption of ASU 2016-02	—	—	—	—	(8)	(8)	—	(8)
57.6	OPENING BALANCE 2019	1	(790)	3,721	6	515	3,453	5	3,458
—	Net income	—	—	—	—	24	24	—	24
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
0.2	Share-based compensation plans	—	—	(4)	—	—	(4)	—	(4)
—	Repurchase of common stock	—	(106)	—	—	—	(106)	—	(106)
—	Dividends	—	—	—	—	(20)	(20)	—	(20)
—	Employee stock plan issuance	—	1	—	—	—	1	—	1
57.8	BALANCE AT MARCH 31, 2019	1	(895)	3,717	4	519	3,346	5	3,351
—	Net income	—	—	—	—	49	49	—	49
—	ILG Acquisition purchase accounting adjustment	—	—	—	—	—	—	1	1
—	Foreign currency translation adjustments	—	—	—	(2)	—	(2)	—	(2)
—	Derivative instrument adjustment	—	—	—	(13)	—	(13)	—	(13)
—	Share-based compensation plans	—	—	13	—	—	13	—	13
—	Repurchase of common stock	—	(109)	—	—	—	(109)	—	(109)
—	Dividends	—	—	—	—	(20)	(20)	—	(20)
0.1	Employee stock plan issuance	—	—	—	—	—	—	—	—
57.9	BALANCE AT JUNE 30, 2019	1	(1,004)	3,730	(11)	548	3,264	6	3,270
—	Net (loss) income	—	—	—	—	(9)	(9)	2	(7)
—	ILG Acquisition purchase accounting adjustment	—	—	—	—	—	—	2	2
—	Foreign currency translation adjustments	—	—	—	(4)	—	(4)	—	(4)
—	Derivative instrument adjustment	—	—	—	(4)	—	(4)	—	(4)
—	Share-based compensation plans	—	—	10	—	—	10	—	10
—	Repurchase of common stock	—	(127)	—	—	—	(127)	—	(127)
—	Dividends	—	—	—	—	(19)	(19)	—	(19)
—	Employee stock plan issuance	—	1	—	—	—	1	—	1
57.9	BALANCE AT SEPTEMBER 30, 2019	$1	$(1,130)	$3,740	$(19)	$520	$3,112	$10	$3,122
Continued
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

36.9	BALANCE AT DECEMBER 31, 2017	$—	$(694)	$1,189	$17	$529	$1,041	$—	$1,041
—	Net income	—	—	—	—	36	36	—	36
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
0.1	Share-based compensation plans	—	—	(5)	—	—	(5)	—	(5)
—	Repurchase of common stock	—	(2)	—	—	—	(2)	—	(2)
—	Dividends	—	—	—	—	(10)	(10)	—	(10)
37.0	BALANCE AT MARCH 31, 2018	—	(696)	1,184	23	555	1,066	—	1,066
—	Net income	—	—	—	—	11	11	—	11
—	Foreign currency translation adjustments	—	—	—	(7)	—	(7)	—	(7)
—	Share-based compensation plans	—	—	7	—	—	7	—	7
—	Dividends	—	—	—	—	(11)	(11)	—	(11)
37.0	BALANCE AT JUNE 30, 2018	—	(696)	1,191	16	555	1,066	—	1,066
—	Net loss	—	—	—	—	(36)	(36)	—	(36)
20.5	ILG Acquisition	1	—	2,440	—	—	2,441	25	2,466
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	(1)	—	(1)	—	(1)
0.1	Share-based compensation plans	—	—	66	—	—	66	—	66
—	Dividends	—	—	—	—	(19)	(19)	—	(19)
57.6	BALANCE AT SEPTEMBER 30, 2018	$1	$(696)	$3,697	$16	$500	$3,518	$25	$3,543

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
Reclassifications
We have reclassified the following prior year amounts to conform to the current year presentation:

•	Reclassified Resort management and other services revenue to Management and exchange revenue;

•	Reclassified Resort management and other services expense to Management and exchange expense;

•	Consolidated Consumer financing interest expense into Financing expense;

•	Reclassified depreciation expense from Marketing and sales expense, Management and exchange expense, Rental expense, and General and administrative expense to Depreciation and amortization expense;

•	Reclassified $53 million from Accrued liabilities to Accounts payable;

•	Reclassified $58 million from Accrued liabilities to Advance deposits;

•	Reclassified $64 million from Accrued liabilities to Deferred revenue;

•	Reclassified $3 million from Payroll and benefits liability to Accounts payable;

•	Reclassified $2 million from Payroll and benefits liability to Accrued liabilities; and

•	Reclassified $20 million of other debt from Debt, net to Securitized debt, net.
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

New Accounting Standards
Accounting Standards Update 2017-12 – “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”)
In August 2017, the FASB issued ASU 2017-12, which amends and simplifies existing guidance in order to allow companies to better portray the economic effects of risk management activities in the financial statements and enhance the transparency and understandability of the results of hedging activities. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements. This update was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2017-12 in the first quarter of 2019 did not have a material impact on our Financial Statements or disclosures.
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
Accounting Standards Update 2016-02 – “Leases (Topic 842)” (“ASU 2016-02”)
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability of information regarding an entity’s leasing activities by providing additional information to users of financial statements, which as amended, created Accounting Standards Codification 842, Leases (“ASC 842”). ASU 2016-02 requires a lessee to recognize most leases on its balance sheet by recording a liability for its lease obligation and an asset for its right to use the underlying asset as of the lease commencement date and recognizing expenses on the income statement in a similar manner to the superseded guidance in Accounting Standards Codification 840, Leases (“ASC 840”). Lessor accounting remains largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance.
Upon adoption of ASU 2016-02, as amended, leases will be classified as either finance or operating, with classification affecting the geography of expense recognition in the income statement. Additionally, enhanced quantitative and qualitative disclosures regarding leases are required. ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-02, as amended, during the first quarter of 2019 using the transition method, which allows the application of the standard at the adoption date, January 1, 2019.

As permitted by the amended guidance, we elected to retain the original lease classification and historical accounting for existing or expired contracts of lessees and lessors so that we will not be required to reassess whether such contracts contain leases, the lease classification of any such leases or the initial direct costs of any such leases. We continue to report comparative periods presented in the financial statements in the period of adoption under GAAP in effect as of such comparative period, resulting in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. Additionally, with respect to our real estate leases, we elected an accounting policy by class of underlying asset to combine lease and non-lease components. We also elected to apply an exemption for short-term leases whereby leases with an initial term of a year or less are not recorded on the balance sheet. We did not utilize the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of their right-of-use assets.
Upon adoption, we recognized a lease obligation of $165 million and a right-of-use asset of $155 million, as well as, a cumulative-effect adjustment of $8 million to the opening balance of retained earnings for our operating and finance leases, primarily related to leases of real estate and other assets.
The adoption of ASU 2016-02 did not have a material effect on our Income Statement or Cash Flows for the nine months ended September 30, 2019. See Footnote 12 “Leases” for further discussion of the adoption and the impact on our Financial Statements.
Future Adoption of Accounting Standards
Accounting Standards Update 2017-04 – “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”)
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. ASU 2017-04 requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is applied on a prospective basis, with early adoption permitted. We will adopt ASU 2017-04 during the fourth quarter of 2019, prior to our annual impairment testing. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial statements or disclosures.
Accounting Standards Update 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)
In June 2016, the FASB issued ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. We expect to adopt ASU 2016-13 commencing in fiscal year 2020 and are continuing to evaluate the impact that adoption of this update will have on our financial statements or disclosures.

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

Shareholders of ILG received 0.165 shares of our common stock and $14.75 in cash for each share of ILG common stock. The following table presents the fair value of each class of consideration transferred at the Acquisition Date, as finalized at September 30, 2019.

(in millions, except per share amounts)
Equivalent shares of Marriott Vacations Worldwide common stock issued in exchange for ILG outstanding shares	20.5
Marriott Vacations Worldwide common stock price per share as of Acquisition Date	$119.00
Fair value of Marriott Vacations Worldwide common stock issued in exchange for ILG outstanding shares	2,441
Cash consideration to ILG shareholders, net of cash acquired of $154 million	1,680
Fair value of ILG equity-based awards attributed to pre-combination service	64
Total consideration transferred, net of cash acquired	4,185
Noncontrolling interests	32
$4,217

Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the ILG Acquisition as a business combination, which required us to record the assets acquired and liabilities assumed at fair value as of the Acquisition Date. The following table presents the fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date in connection with the business combination as previously reported at December 31, 2018 and as finalized at September 30, 2019. During the first three quarters of 2019, we refined our valuation models related to certain acquired property and equipment, inventory, securitized debt and our assumptions related to certain acquired member relationship intangibles. In addition, we recorded an indemnification asset and corresponding liability for tax matters for which we believe we will be indemnified. See Footnote 5, “Income Taxes” for further information. Further, we recorded a receivable for business interruption proceeds collected and we recorded additional liabilities related to the vacation ownership business and for other tax matters.

($ in millions)	September 1, 2018 (as reported at December 31, 2018)	Adjustments	September 1, 2018 (as adjusted at September 30, 2019)
Vacation ownership notes receivable	$753	$—	$753
Inventory	474	10	484
Property and equipment	374	11	385
Intangible assets	1,166	(21)	1,145
Other assets	620	84	704
Deferred revenue	(217)	(74)	(291)
Deferred taxes	(179)	41	(138)
Debt	(392)	—	(392)
Securitized debt from VIEs	(702)	(16)	(718)
Other liabilities	(511)	(94)	(605)
Net assets acquired	1,386	(59)	1,327
Goodwill(1)	2,828	62	2,890
	$4,214	$3	$4,217
_________________________

(1)
Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired and it represents the value that we expect to obtain from synergies and growth opportunities from our combined operations.

Vacation Ownership Notes Receivable
We acquired vacation ownership notes receivable, which consist of loans to customers who purchased vacation ownership products and chose to finance their purchase. These vacation ownership notes receivable are collateralized by the underlying vacation ownership interests (“VOIs”) and generally have terms ranging from five to 15 years. We valued vacation ownership notes receivable using a discounted cash flow model, which calculated a present value of expected future cash flows over the term of the respective vacation ownership notes receivable (Level 2). See Footnote 6 “Vacation Ownership Notes Receivable” for additional information.

Inventory
We acquired inventory, which consisted of completed unsold VOIs and vacation ownership projects under construction. We valued acquired inventory using an income approach, which is primarily based on significant Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates and capital expenditure needs of the relevant properties.
Property and Equipment
We acquired property and equipment, which included four owned hotels, information technology, ancillary business assets, furniture and equipment and land held for future development. We valued property and equipment using a combination of the income, cost, and market approaches, which are primarily based on significant Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates and capital expenditure needs of the hotels.
Goodwill
We allocated the carrying amount of goodwill to our Vacation Ownership and our Exchange & Third-Party Management reporting units. The following table details the carrying amount of our goodwill at September 30, 2019 and December 31, 2018, and reflects goodwill attributed to the ILG Acquisition.

($ in millions)	Vacation Ownership Segment	Exchange & Third-Party Management Segment	Total Consolidated
Balance at December 31, 2018	$2,448	$380	$2,828
Adjustments	(7)	69	62
Balance at September 30, 2019	$2,441	$449	$2,890

Intangible Assets
The following table presents the fair values of ILG’s identified intangible assets and their related estimated useful lives as of the Acquisition Date.

	Estimated Fair Value ($ in millions)	Estimated Useful Life (in years)
Member relationships	$671	15 to 20
Management contracts	357	15 to 25
Management contracts(1)	35	indefinite
Trade names and trademarks	82	indefinite
	$1,145
_________________________

(1)
The indefinite-lived management contracts, by their terms, continue for the foreseeable horizon. There are no legal, regulatory, contractual, competitive, economic or other factors which limit the period of time over which these resort management contracts are expected to contribute future cash flows. These management contracts are entirely related to the VRI Europe business, which we disposed of in the fourth quarter of 2018.

We valued member relationships and management contracts using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. We valued trade names and trademarks using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. These valuation approaches utilize Level 3 inputs.
Deferred Revenue
Deferred revenue primarily relates to membership fees, which are deferred and recognized over the terms of the applicable memberships, ranging from one to five years, on a straight-line basis. Additionally, deferred revenue includes maintenance fees collected from owners, in certain cases, which are earned by the relevant property owners’ association over the applicable period. We valued deferred revenue utilizing Level 3 inputs based on a review of existing deferred revenue balances against legal performance obligations.

Deferred Income Taxes
Deferred income taxes primarily relate to the fair value of assets and liabilities acquired, including vacation ownership notes receivable, inventory, property and equipment, intangible assets and debt. We estimated deferred income taxes based on statutory rates in the jurisdictions of the legal entities where the acquired assets and liabilities are recorded.
Debt
We valued the IAC Notes (as defined in Footnote 14 “Debt”) using a quoted market price, which is considered a Level 2 input as it is observable in the market; however these notes have only a limited trading volume and as such this fair value estimate is not necessarily indicative of the value at which the IAC Notes could be retired or transferred. The carrying value of the outstanding balance on the revolving credit facility that was acquired (the “ILG Revolving Credit Facility”) approximated fair value, as the contractual interest rate was variable plus an applicable margin based on credit rating (Level 3 input). The ILG Revolving Credit Facility was extinguished and all amounts due were repaid in full upon completion of the ILG Acquisition.
Securitized Debt from VIEs
We valued securitized debt from VIEs using a discounted cash flow model. The significant assumptions in our analysis include default rates, prepayment rates, bond interest rates and other structural factors (Level 3 inputs).
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Marriott Vacations Worldwide and ILG as if we had completed the ILG Acquisition on December 30, 2016, the last day of our 2016 fiscal year, but using our fair values of assets and liabilities as of the Acquisition Date. As required by GAAP, these unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the ILG Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

($ in millions, except per share data)	Nine Months Ended September 30, 2018
Revenues	$3,164
Net income	$159
Net income attributable to common shareholders	$157
EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$3.34
Diluted	$3.27

The unaudited pro forma results above include $41 million of ILG acquisition-related costs for the nine months ended September 30, 2018.
ILG Results of Operations
The following table presents the results of Legacy-ILG operations included in our Income Statement for the three and nine months ended September 30, 2019.

($ in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue	$458	$1,371
Net income attributable to common shareholders	$42	$108

Other Acquisitions
San Francisco, California
During the third quarter of 2019, we acquired 78 completed vacation ownership units, as well as a sales gallery, located at our Marriott Vacation Club Pulse, San Francisco resort for $58 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($48 million) and Property and equipment ($10 million).

Marco Island, Florida
During the first quarter of 2018, we acquired 20 completed vacation ownership units located at our resort in Marco Island, Florida for $24 million. We accounted for the transaction as an asset acquisition with all of the purchase price allocated to Inventory.

4.	REVENUE
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for the time periods presented.

	Three Months Ended September 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$350	$—	$—	$350

Ancillary revenues	62	1	—	63
Management fee revenues	35	12	(3)	44
Other services revenues	28	62	34	124
Management and exchange	125	75	31	231

Rental	135	14	—	149

Cost reimbursements	286	22	(28)	280
Revenue from contracts with customers	896	111	3	1,010

Financing	71	1	—	72
Total Revenues	$967	$112	$3	$1,082

	Three Months Ended September 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$252	$—	$—	$252

Ancillary revenues	42	—	—	42
Management fee revenues	28	8	(1)	35
Other services revenues	21	20	8	49
Management and exchange	91	28	7	126

Rental	86	4	—	90

Cost reimbursements	232	8	(6)	234
Revenue from contracts with customers	661	40	1	702

Financing	48	—	—	48
Total Revenues	$709	$40	$1	$750

	Nine Months Ended September 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,001	$—	$—	$1,001

Ancillary revenues	185	3	—	188
Management fee revenues	110	38	(10)	138
Other services revenues	89	191	103	383
Management and exchange	384	232	93	709

Rental	423	48	1	472

Cost reimbursements	835	68	(84)	819
Revenue from contracts with customers	2,643	348	10	3,001

Financing	206	3	—	209
Total Revenues	$2,849	$351	$10	$3,210

	Nine Months Ended September 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$632	$—	$—	$632

Ancillary revenues	106	—	—	106
Management fee revenues	78	8	(1)	85
Other services revenues	55	20	8	83
Management and exchange	239	28	7	274

Rental	235	4	—	239

Cost reimbursements	650	8	(6)	652
Revenue from contracts with customers	1,756	40	1	1,797

Financing	119	—	—	119
Total Revenues	$1,875	$40	$1	$1,916

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended September 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$481	$56	$3	$540
Goods or services transferred at a point in time	415	55	—	470
	$896	$111	$3	$1,010

	Three Months Ended September 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$367	$23	$1	$391
Goods or services transferred at a point in time	294	17	—	311
	$661	$40	$1	$702

	Nine Months Ended September 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,460	$169	$10	$1,639
Goods or services transferred at a point in time	1,183	179	—	1,362
	$2,643	$348	$10	$3,001

	Nine Months Ended September 30, 2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,010	$23	$1	$1,034
Goods or services transferred at a point in time	746	17	—	763
	$1,756	$40	$1	$1,797

Sale of Vacation Ownership Products
Revenues were reduced during the third quarter and first three quarters of 2019 by $6 million and $9 million, respectively, due to changes in our estimate of variable consideration for performance obligations that were satisfied in prior periods.
Receivables, Contract Assets & Contract Liabilities
The following table shows the composition of our receivables and contract liabilities. We had no contract assets at either September 30, 2019 or December 31, 2018.

($ in millions)	At September 30, 2019	At December 31, 2018
Receivables
Accounts receivable	$126	$164
Vacation ownership notes receivable, net	2,168	2,039
	$2,294	$2,203
Contract Liabilities
Advance deposits	$185	$171
Deferred revenue	436	383
	$621	$554

Revenue recognized during the third quarter and first three quarters of 2019 that was included in our contract liabilities balance at December 31, 2018 was $55 million and $258 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At September 30, 2019, approximately 90 percent of this amount is expected to be recognized as revenue over the next two years.

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income, less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 404.42 percent and 5.19 percent for the three months ended September 30, 2019 and September 30, 2018, respectively. The increase in effective tax rate is predominately attributable to a change in our projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded, primarily as a result of the ILG Acquisition.
Our interim effective tax rate was 43.20 percent and 58.16 percent for the nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease in the effective tax rate is predominately attributable to the change in the mix of expected annual income, partially offset by unfavorable one-time adjustments primarily as a result of the ILG Acquisition.
We file income tax returns with U.S. federal and state and non-U.S. jurisdictions and are subject to audits in these jurisdictions. Certain of our returns are being audited in various jurisdictions for years 2012 through 2018. Our unrecognized tax benefit balance could change significantly during the next fiscal year as a result of audits in various jurisdictions. During the nine months ended September 30, 2019, our unrecognized tax benefit balance had increases of $57 million and no material decreases, resulting in a total unrecognized tax benefit balance of $59 million at September 30, 2019. Our total unrecognized tax benefit balance that, if recognized, would impact our effective tax rate, was $19 million at September 30, 2019 and $2 million at December 31, 2018.
Other
During 2019, we finalized our purchase price allocation for the ILG Acquisition and recorded a $87 million reserve for Legacy-ILG tax matters prior to the ILG Acquisition. We expect that we will be indemnified for liabilities of $54 million in connection with Legacy-ILG tax matters pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset.

6.	VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	September 30, 2019			December 31, 2018
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,169	$417	$1,586	$1,070	$557	$1,627
Non-securitized
Eligible for securitization(1)	214	11	225	85	22	107
Not eligible for securitization(1)	298	59	357	233	72	305
Subtotal	512	70	582	318	94	412
	$1,681	$487	$2,168	$1,388	$651	$2,039

_________________________

(1)	Refer to Footnote 7 “Financial Instruments” for a discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest income associated with vacation ownership notes receivable — securitized	$58	$42	$176	$95
Interest income associated with vacation ownership notes receivable — non-securitized	11	3	25	18
Total interest income associated with vacation ownership notes receivable	$69	$45	$201	$113

Acquired Vacation Ownership Notes Receivable
As part of the ILG Acquisition, we acquired existing portfolios of vacation ownership notes receivable. These notes receivable are accounted for using the expected cash flow method of recognizing discount accretion based on the expected cash flows from the acquired vacation ownership notes receivable pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality” (“ASC 310-30”). At acquisition, we recorded these vacation ownership notes receivable at fair value, which included a credit discount that is accreted as an adjustment to yield over the estimated life of the vacation ownership notes receivable.
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

($ in millions)	Nine Months Ended September 30, 2019
Accretable yield balance at December 31, 2018	$199
Accretion	(61)
Reclassification from non-accretable difference	43
Accretable yield balance at September 30, 2019	$181

Non-accretable difference at September 30, 2019	$52

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
The cash flow from our acquired vacation ownership notes receivable are remeasured at period end based on expected future cash flows, which takes into consideration an estimated measure of anticipated defaults and early repayments. We consider historical Legacy-ILG vacation ownership notes receivable performance and the current economic environment in developing the expected future cash flows used in the re-measurement of our acquired vacation ownership notes receivable.
The following table shows future contractual principal payments, as well as interest rates for our non-securitized and securitized acquired vacation ownership notes receivable, at September 30, 2019.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2019, remaining	$2	$12	$14
2020	6	49	55
2021	7	49	56
2022	7	50	57
2023	7	49	56
Thereafter	41	208	249
Balance at September 30, 2019	$70	$417	$487
Weighted average stated interest rate	13.2%	13.4%	13.4%
Range of stated interest rates	3.5% to 17.9%	6.0% to 16.9%	3.5% to 17.9%

 Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG subsequent to the Acquisition Date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, as well as interest rates, for our originated non-securitized and securitized originated vacation ownership notes receivable at September 30, 2019.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2019, remaining	$18	$26	$44
2020	66	104	170
2021	53	113	166
2022	45	121	166
2023	41	125	166
Thereafter	289	680	969
Balance at September 30, 2019	$512	$1,169	$1,681
Weighted average stated interest rate	12.1%	12.7%	12.5%
Range of stated interest rates	0.0% to 18.0%	5.2% to 17.5%	0.0% to 18.0%

For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable.
The following table summarizes the activity related to our originated vacation ownership notes receivable reserve.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2018	$61	$79	$140
Increase in vacation ownership notes receivable reserve	62	14	76
Securitizations	(47)	47	—
Clean-up call(1)	19	(19)	—
Write-offs	(35)	—	(35)
Defaulted vacation ownership notes receivable repurchase activity(2)	28	(28)	—
Balance at September 30, 2019	$88	$93	$181
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

Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default and fully reserve such amounts. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Asia Pacific or Europe, when revocation is complete. For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.00 percent and 7.01 percent as of September 30, 2019 and December 31, 2018, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in our vacation ownership notes receivable reserve of $7 million as of both September 30, 2019 and December 31, 2018.
The following table shows our recorded investment in non-accrual Legacy-MVW vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2019	$41	$9	$50
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2018	$36	$9	$45
Average investment in vacation ownership notes receivable on non-accrual status during the third quarter of 2019	$41	$9	$50
Average investment in vacation ownership notes receivable on non-accrual status during the third quarter of 2018	$40	$6	$46
Average investment in vacation ownership notes receivable on non-accrual status during the first three quarters of 2019	$39	$9	$48
Average investment in vacation ownership notes receivable on non-accrual status during the first three quarters of 2018	$39	$7	$46

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of September 30, 2019.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$8	$21	$29
91 – 150 days past due	3	9	12
Greater than 150 days past due	38	—	38
Total past due	49	30	79
Current	314	1,118	1,432
Total vacation ownership notes receivable	$363	$1,148	$1,511
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

•
Non-performing — Our vacation ownership notes receivable are generally considered non-performing if interest or principal is more than 30 days past due. All non-performing vacation ownership notes receivable are placed on non-accrual status when they are over 90 days past due. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We apply payments we receive for vacation ownership notes receivable on non-performing status first to interest, then to principal, and any remainder to fees.

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
At September 30, 2019 and December 31, 2018, the weighted average FICO score within our consolidated Legacy-ILG vacation ownership notes receivable pools was 711 and 710, respectively, based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG consolidated outstanding pool of vacation ownership notes receivable as of September 30, 2019 and December 31, 2018 was 12.47 percent and 12.37 percent, respectively. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG originated vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $2 million and $1 million as of September 30, 2019 and December 31, 2018, respectively.
The following table shows the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of September 30, 2019.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$113	$63	$5	$15	$196
Sheraton	105	92	17	40	254
Hyatt	17	11	1	1	30
Other	4	1	—	2	7
	$239	$167	$23	$58	$487
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of December 31, 2018.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$154	$82	$6	$21	$263
Sheraton	145	124	21	55	345
Hyatt	20	13	2	—	35
Other	4	1	—	3	8
	$323	$220	$29	$79	$651
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

The following table shows the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of September 30, 2019.

	Originated Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$101	$39	$4	$18	$162
Sheraton	79	51	10	29	169
Hyatt	13	6	—	—	19
	$193	$96	$14	$47	$350
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of December 31, 2018.

	Originated Vacation Ownership Notes Receivable
($ in millions)	700 +	600 - 699	< 600	No Score(1)	Total
Westin	$43	$11	$1	$7	$62
Sheraton	28	17	3	9	57
Hyatt	5	2	—	—	7
	$76	$30	$4	$16	$126
_________________________

(1)	Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG originated vacation ownership notes receivable as of September 30, 2019 and December 31, 2018.

	Originated Vacation Ownership Notes Receivable
			Delinquent			Defaulted(1)	Total Delinquent & Defaulted
($ in millions)	Receivables	Current	30 - 59 Days	60 - 89 Days	90 - 119 Days	> 120 Days
As of September 30, 2019	$350	$340	$5	$3	$2	$—	$10

As of December 31, 2018	$126	$124	$2	$—	$—	$—	$2
_________________________

(1)	Vacation ownership notes receivable equal to or greater than 120 days are considered in default.

7.	FINANCIAL INSTRUMENTS
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

	At September 30, 2019		At December 31, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable	$1,681	$1,717	$1,388	$1,413
Other assets	42	42	66	66
Total financial assets	$1,723	$1,759	$1,454	$1,479

Securitized debt, net	$(1,686)	$(1,717)	$(1,714)	$(1,718)
Exchange Notes, net	(88)	(91)	(88)	(87)
Senior Unsecured Notes, net	(742)	(814)	(741)	(726)
IAC Notes	(142)	(144)	(141)	(140)
Term Loan, net	(882)	(899)	(888)	(887)
Revolving Corporate Credit Facility, net	(221)	(221)	—	—
Convertible Notes, net	(205)	(231)	(199)	(198)
Non-interest bearing note payable, net	—	—	(30)	(30)
Total financial liabilities	$(3,966)	$(4,117)	$(3,801)	$(3,786)

Originated Vacation Ownership Notes Receivable

	At September 30, 2019		At December 31, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable
Securitized	$1,169	$1,199	$1,070	$1,093

Eligible for securitization	214	220	85	87
Not eligible for securitization	298	298	233	233
Non-securitized	512	518	318	320
	$1,681	$1,717	$1,388	$1,413

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
Other Assets
Other assets include $36 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs). In addition, we have investments in marketable securities of $6 million that are marked to market as trading securities using quoted market prices (Level 1 inputs).
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
Exchange Notes and IAC Notes
We estimate the fair values of our Exchange Notes and our IAC Notes (as defined in Footnote 14 “Debt”) using the redemption prices set forth in the redemption notices provided to holders of the Exchange Notes and the IAC Notes during the third quarter of 2019. We concluded that these fair value measurements should be categorized within Level 1. See Footnote 14 “Debt” for a discussion of the 2028 Notes (as defined in Footnote 14 “Debt”) that were issued subsequent to the third quarter of 2019.
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
Term Loan
We estimate the fair value of our Term Loan (as defined in Footnote 14 “Debt”) using quotes from securities dealers as of the last trading day for the quarter; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which the Term Loan could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Revolving Corporate Credit Facility
We estimate that the fair value of our Revolving Corporate Credit Facility (as defined in Footnote 11 “Contingencies and Commitments”) approximates its gross carrying value as the contractual interest rate is variable plus an applicable margin. We concluded that this fair value measurement should be categorized within Level 3.
Convertible Notes
We estimate the fair value of our Convertible Notes (as defined in Footnote 14 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which the Convertible Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The difference between the carrying value and the fair value is primarily attributed to the underlying conversion feature and the spread between the conversion price and the market value of the shares underlying the Convertible Notes.

8.	EARNINGS PER SHARE
Basic earnings per common share attributable to common shareholders is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per common share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, except in periods when there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per common share applicable to common shareholders by application of the treasury stock method using average market prices during the period.
Our calculation of diluted earnings per share attributable to common shareholders reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of either September 30, 2019 or September 30, 2018, there was no dilutive impact from the Convertible Notes for either the third quarter or first three quarters of 2019 or 2018.
The shares issuable on exercise of the Warrants (as defined in Footnote 14 “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price, which was subject to adjustment during the third quarter of 2019 to $175.63, as described in Footnote 14 “Debt.” If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote 14 “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted earnings per share attributable to common shareholders.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share attributable to common shareholders.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2019	September 30, 2018	September 30, 2019(1)	September 30, 2018(1)
Computation of Basic Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(9)	$(36)	$64	$11
Shares for basic earnings per share	43.4	32.8	44.5	28.8
Basic (loss) earnings per share	$(0.21)	$(1.08)	$1.44	$0.39
Computation of Diluted Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(9)	$(36)	$64	$11
Shares for basic earnings per share	43.4	32.8	44.5	28.8
Effect of dilutive shares outstanding
Employee stock options and SARs	—	—	0.3	0.4
Restricted stock units	—	—	0.3	0.2
Shares for diluted earnings per share	43.4	32.8	45.1	29.4
Diluted (loss) earnings per share	$(0.21)	$(1.08)	$1.43	$0.38
_______________________________

(1)
The computations of diluted earnings per share attributable to common shareholders exclude approximately 401,000 and 269,000 shares of common stock, the maximum number of shares issuable as of September 30, 2019 and September 30, 2018, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the first three quarters of 2019, we excluded from our calculation of diluted earnings per share 249,737 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $97.53 to $143.38, were greater than the average market price for the applicable period.

For the first three quarters of 2018, we excluded from our calculation of diluted earnings per share 56,649 shares underlying SARs that may settle in shares of common stock because the exercise price of $143.38 of such SARs was greater than the average market price for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At September 30, 2019	At December 31, 2018
Finished goods(1)	$840	$843
Work-in-progress	59	9
Real estate inventory	899	852
Other	11	11
	$910	$863
_________________________

(1)
Represents completed inventory that is either registered for sale as vacation ownership interests, or unregistered and available for sale in its current form, as well as inventory expected to be acquired pursuant to estimated future foreclosures.

We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $2 million during each of the first three quarters of 2019 and 2018.
In addition to the above, at September 30, 2019, we had $58 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.

10.	PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in millions)	At September 30, 2019	At December 31, 2018
Land and land improvements	$305	$466
Buildings and leasehold improvements	402	404
Furniture, fixtures and other equipment	88	88
Information technology	320	297
Construction in progress	51	32
	1,166	1,287
Accumulated depreciation	(396)	(336)
	$770	$951

As a result of the ILG Acquisition, we performed a comprehensive review to evaluate the strategic fit of the land holdings and operating hotels in our Vacation Ownership segment. A key focus of our comprehensive review was to evaluate opportunities to reduce holdings in markets where we have excess supply so that future inventory spend can be focused on markets that create incremental cost-effective sales locations in areas of high customer demand. We evaluated each asset in the context of its current and anticipated product form, our inventory needs and our operating strategy. During the third quarter of 2019, we completed our evaluation and identified several assets for disposition which we believe will generate cash proceeds equivalent to their estimated fair value of $160 million to $220 million over the next several years.
As a result of the change in our development strategy, in the third quarter of 2019, we recorded a non-cash impairment charge of $72 million, of which $61 million related to land and land improvements associated with future phases of three existing resorts, primarily attributable to the fact that the book values of these assets include the historical allocations of common costs incurred when we built the infrastructure of these resorts, $9 million related to a land parcel held for future development and $2 million related to an ancillary business, as the book values of these assets were in excess of the estimated fair values of these assets. We also reviewed the remainder of the assets identified for disposition and determined that no other impairment charges were necessary.

We used a combination of the market and income approaches to estimate the fair value of these assets. Under the market approach, a Level 2 input, fair value is measured through an analysis of sales and offerings of comparable property which are adjusted to reflect differences between the asset being valued and the comparable assets, such as location, time and terms of sales, utility and physical characteristics. Under the income approach, a Level 3 input, fair value is measured through a discounted cash flow. Under the income approach, we contemplated alternative uses to comply with the highest and best use provisions of ASC 820.
In addition, during the third quarter of 2019, we recorded a non-cash impairment charge of $1 million related to an ancillary asset located at a Vacation Ownership segment property in Europe.
During the second quarter of 2019, we entered into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida for $10 million, which was less than the carrying value of the land and land improvements. As a result, we recorded a non-cash impairment of $26 million in the first three quarters of 2019. The impairment is primarily attributable to the fact that the book value of the assets to be sold exceeds the sales price because the book value includes allocations of common costs incurred when we built the infrastructure for the resort, including future phases.

11.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of September 30, 2019, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $67 million, of which we expect $13 million, $26 million, $15 million, $8 million and $5 million will be paid in the remainder of 2019, 2020, 2021, 2022 and 2023, respectively.

•	We have commitments of $2 million to subsidize operating costs of vacation ownership property owners’ associations, which we expect to pay in the remainder of 2019.

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

•
We have a commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Vacation Ownership segment, contingent upon completion of construction to agreed-upon standards within specified timeframes. We expect to complete the acquisition in 2020 and to make the remaining payments with respect to these units when specific construction milestones are completed, as follows: $3 million in 2019, $23 million in 2020 and $2 million in 2021.

•
We have a remaining commitment to purchase an operating property located in San Francisco, California for $101 million. We expect to acquire the operating property over time and expect to make payments for the operating property as follows: $55 million in 2020 and $46 million in 2021. We currently manage this property, which was rebranded as Marriott Vacation Club Pulse, San Francisco, during 2019. See Footnote 17 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction and Footnote 3 “Acquisitions and Dispositions” for information on the purchase that occurred during the third quarter of 2019.

Surety bonds issued as of September 30, 2019 totaled $104 million, the majority of which were requested by federal, state or local governments in connection with our operations.
As of September 30, 2019, we had $3 million of letters of credit outstanding under our $600 million revolving credit facility (the “Revolving Corporate Credit Facility”). In addition, as of September 30, 2019, we had $4 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Credit Facility.

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $9 million, of which $4 million is included within liabilities on our Balance Sheet at September 30, 2019. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by the end of 2020.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages or guaranteed amounts of the rental revenue generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At September 30, 2019, our maximum exposure under these guarantees is $33 million, of which $4 million, $10 million, $9 million, $4 million, $2 million and $4 million relate to the remainder of 2019, 2020, 2021, 2022, 2023 and thereafter. In addition, our maximum exposure under other guarantees is $3 million.
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
In May 2016, a purported class-action lawsuit was filed in the U.S. District Court for the Middle District of Florida by Anthony and Beth Lennen against us and certain third parties. The complaint challenged the characterization of the beneficial interests in the MVCD trust that are sold to customers as real estate interests under Florida law, the structure of the trust, and associated operational aspects of the trust. The plaintiffs sought declaratory relief, an unwinding of the MVCD product, and punitive damages. In August 2019, the District Court granted our motion for judgment on the pleadings and dismissed the case. The plaintiffs have appealed the ruling.
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
Other
During June 2018, we identified forged and fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $10 million resulting from unauthorized third-party access to our email system. Upon detection, we immediately notified law enforcement authorities and relevant financial institutions and commenced a forensic investigation. During 2018, we recovered $6 million. During the second quarter of 2019, we received $3 million from our insurance company as final settlement of our claim, and the insurance company waived the requirement for us to reimburse the insurance company for any monies subsequently recovered. We recorded a gain of $3 million in the (Losses) gains and other (expense) income, net line of our Income Statement for the first three quarters of 2019. Any additional recoveries will be recorded in our results in the future. We have concluded that this event did not involve access to any of our other systems. No other misappropriation of assets was identified during our investigation.
Insurance Recoveries
In September 2017, over 20 of our Legacy-MVW properties were impacted by Hurricane Irma and Hurricane Maria and, as a result, as of December 31, 2017, we accrued $1 million for the estimated property damage insurance deductibles and impairment of property and equipment, which was recorded in the Gains and other income, net line on our Income Statement for the year ended December 31, 2017. In 2018, we received $32 million of insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Irma. These proceeds, and the related deductible of $3 million, were recorded net in the Gains and other income, net line on our Income Statement for the year ended December 31, 2018. During the first quarter of 2019, we recorded an additional $9 million of other income relating to the final settlement of these business interruption insurance claims, which was recorded in the (Losses) gains and other (expense) income, net line on our Income Statement for the nine months ended September 30, 2019.

12.	LEASES
We account for leases in accordance with ASC 842, which we adopted using the optional transition method in the period of adoption as of January 1, 2019, without retrospective application to comparative periods. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for additional information.
Operating leases include lease arrangements for various land, corporate facilities, real estate and equipment. We also have a long-term land lease for land underlying an operating hotel (term of 50 years). Corporate facilities leases are for office space, including our corporate headquarters in Orlando, Florida, and have lease terms that range from nine to 14 years. Other operating leases are primarily for office and retail space, as well as various equipment supporting our operations, with varying terms and renewal option periods.
Finance leases (analogous to capital leases under ASC 840) include lease arrangements for ancillary and operations space for which it is reasonably certain we will exercise the option to purchase the underlying assets in connection with the commitment to purchase the associated operating property. See Footnote 11 “Contingencies and Commitments” for additional information regarding these transactions. In addition, we also lease various equipment supporting our operations and classify these leases as finance leases in accordance with ASC 842. The depreciable life of these assets is limited to the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
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
The following table presents the carrying values of our leases and the classification on our Balance Sheet as of September 30, 2019.

($ in millions)	Balance Sheet Classification	At September 30, 2019
Operating lease assets	Other assets	$116
Finance lease assets	Property and equipment	13
		$129

Operating lease liabilities	Accrued liabilities	$121
Finance lease liabilities	Debt	14
		$135

The following table presents the lease costs and the classification on our Income Statement for the three and nine months ended September 30, 2019.

($ in millions)	Income Statement Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Marketing and sales expense General and administrative expense	$7	$24
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	1	3
Interest on lease liabilities	Interest expense	—	1
Variable lease cost	Marketing and sales expense	2	4
		$10	$32

The following table presents the maturity of our operating and financing lease liabilities as of September 30, 2019.

($ in millions)	Operating Leases	Finance Leases(1)	Total
2019, remaining	$8	$1	$9
2020	29	11	40
2021	22	2	24
2022	18	—	18
2023	16	—	16
Thereafter	101	—	101
Total lease payments	194	14	208
Less: Imputed interest	(73)	—	(73)
	$121	$14	$135
_________________________

(1)
Finance lease payments include $7 million related to a residual value guarantee associated with a purchase commitment for an operating property in New York, New York. See Footnote 11 “Contingencies and Commitments” for additional information regarding this transaction.

Lease Term and Discount Rate

At September 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	11.4 years
Finance leases	1.2 years
Weighted-average discount rate
Operating leases	6.1%
Finance leases	5.0%
Other Information

($ in millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for finance leases	$1
Operating cash flows for operating leases	33
Financing cash flows for finance leases	11
$45

13.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt issuance costs.

($ in millions)	At September 30, 2019	At December 31, 2018
Vacation ownership notes receivable securitizations, gross(1)	$1,624	$1,590
Unamortized debt discount and issuance costs	(14)	(11)
	1,610	1,579

Warehouse Credit Facility, gross(2)	56	116
Unamortized debt issuance costs	—	(1)
	56	115

Other(3)	20	20
	$1,686	$1,714
_________________________

(1)	Interest rates as of September 30, 2019 range from 2.2% to 6.3%, with a weighted average interest rate of 2.9%

(2)	Effective interest rate as of September 30, 2019 was 3.3%

(3)	Non-recourse
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
Vacation Ownership Notes Receivable Securitizations
On May 23, 2019, we completed the securitization of a pool of $459 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $450 million in vacation ownership loan backed notes from MVW 2019-1 LLC (the “2019-1 LLC”). Three classes of vacation ownership loan backed notes were issued by the 2019-1 LLC: $350 million of Class A Notes, $67 million of Class B Notes and $33 million of Class C Notes. The Class A Notes have an interest rate of 2.89 percent, the Class B Notes have an interest rate of 3.00 percent and the Class C Notes have an interest rate of 3.33 percent, for an overall weighted average interest rate of 2.94 percent.
On October 10, 2019, subsequent to the third quarter of 2019, we completed the securitization of a pool of $315 million of vacation ownership notes receivable. Approximately $236 million of the vacation ownership notes receivable were purchased on October 10, 2019 by MVW 2019-2 LLC (the “2019-2 LLC”), and we expect the remaining vacation ownership notes receivable to be purchased by the 2019-2 LLC prior to March 31, 2020. The 2019-2 LLC holds the remaining proceeds, which will be released as the remaining vacation ownership notes receivable are purchased. On November 7, 2019, an additional $44 million of the remaining vacation ownership notes receivable were purchased and $42 million was released from restricted cash. Any funds not used to purchase vacation ownership notes receivable will be returned to the investors. Three classes of vacation ownership loan backed notes were issued by the 2019-2 LLC: $232 million of Class A Notes, $54 million of Class B Notes and $23 million of Class C Notes. The Class A Notes have an interest rate of 2.22 percent, the Class B Notes have an interest rate of 2.44 percent and the Class C Notes have an interest rate of 2.68 percent, for an overall weighted average interest rate of 2.29 percent.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter of 2019, and as of September 30, 2019, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of September 30, 2019, we had 11 securitized vacation ownership notes receivable pools outstanding.

As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown below due to prepayments by the vacation ownership notes receivable obligors.
The following table shows scheduled future principal payments for our securitized debt as of September 30, 2019.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Other	Total
($ in millions)
Payments Year
2019, remaining	$60	$1	$—	$61
2020	208	3	2	213
2021	190	52	3	245
2022	183	—	2	185
2023	176	—	3	179
Thereafter	807	—	10	817
	$1,624	$56	$20	$1,700

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
During the third quarter of 2019, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $67 million. The advance rate was 85 percent, which resulted in gross proceeds of $57 million. Net proceeds were $57 million due to the funding of reserve accounts of less than $1 million.

14.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2019	At December 31, 2018
Senior Notes
Exchange Notes	$89	$89
Unamortized debt issuance costs	(1)	(1)
	88	88

Senior Unsecured Notes	750	750
Unamortized debt issuance costs	(8)	(9)
	742	741

IAC Notes	142	141

Corporate Credit Facility
Term Loan	893	900
Unamortized debt discount and issuance costs	(11)	(12)
	882	888

Revolving Corporate Credit Facility	225	—
Unamortized debt issuance costs(1)	(4)	—
	221	—

Convertible Notes	230	230
Unamortized debt discount and issuance costs	(25)	(31)
	205	199

Non-interest bearing note payable	—	31
Unamortized debt discount	—	(1)
	—	30

Finance leases	14	17
	$2,294	$2,104
_________________________

(1)	Excludes $4 million of unamortized debt issuance costs as of December 31, 2018, as no cash borrowings were outstanding on the Revolving Corporate Credit Facility at that time.
The following table shows scheduled future principal payments for our debt, excluding finance leases, as of September 30, 2019.

	Payments Year
($ in millions)	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Exchange Notes	$—	$—	$—	$—	$89	$—	$89
Senior Unsecured Notes	—	—	—	—	—	750	750
IAC Notes	—	—	—	—	142	—	142
Term Loan	2	9	9	9	9	855	893
Revolving Corporate Credit Facility	—	—	—	—	225	—	225
Convertible Notes	—	—	—	230	—	—	230
	$2	$9	$9	$239	$465	$1,605	$2,329

Senior Notes
Our Senior Notes include the following: $750 million aggregate principal amount of 6.500% senior unsecured notes due 2026 issued in the third quarter of 2018 (the “Senior Unsecured Notes”); the 5.625% Senior Unsecured Notes due 2023 assumed in connection with the ILG Acquisition (the “IAC Notes”); and the 5.625% Senior Unsecured Notes due 2023 offered in exchange for the IAC Notes during the third quarter of 2018 (the “Exchange Notes”).
On September 17, 2019, we announced the offer and pricing of senior notes, and on October 1, 2019, subsequent to the third quarter of 2019, we issued $350 million aggregate principal amount of 4.750% Senior Notes due 2028 (the “2028 Notes”). We will pay interest on the 2028 Notes on March 15 and September 15 of each year, commencing on March 15, 2020. The net proceeds from the 2028 Notes were used (i) to redeem all of the outstanding IAC Notes, (ii) to redeem all of the outstanding Exchange Notes, (iii) to repay a portion of the outstanding borrowings under our Revolving Corporate Credit Facility, (iv) to pay transaction expenses and fees in connection with each of the foregoing and (v) for general corporate purposes.
Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a $900 million term loan facility (the “Term Loan”) which matures on August 31, 2025, and a Revolving Corporate Credit Facility with a borrowing capacity of $600 million that terminates on August 31, 2023. The Term Loan bears interest at LIBOR plus 2.25 percent. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate plus an applicable margin that varies from 0.50 percent to 2.75 percent depending on the type of loan and our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 to 40 basis points per annum, also depending on our credit rating. The Revolving Corporate Credit Facility also includes a letter of credit sub-facility of $75 million. As of September 30, 2019, we were in compliance with the applicable financial and operating covenants under the Corporate Credit Facility.
We entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625 percent and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480 percent and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000% and a floor strike rate of 1.8810% through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of September 30, 2019. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.
The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments during the first three quarters of 2019:

($ in millions)	Derivative Instrument Adjustments
Balance at December 31, 2018	$(6)
Other comprehensive loss before reclassifications	(3)
Reclassification to Income Statement	—
Net other comprehensive loss	(3)
Balance at March 31, 2019	(9)
Other comprehensive loss before reclassifications	(13)
Reclassification to Income Statement	—
Net other comprehensive loss	(13)
Balance at June 30, 2019	(22)
Other comprehensive loss before reclassifications	(4)
Reclassification to Income Statement	—
Net other comprehensive loss	(4)
Balance at September 30, 2019	$(26)

Convertible Notes
Our $230 million of 1.50% Convertible Senior Notes due 2022 (the “Convertible Notes”) were convertible at an initial rate of 6.7482 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $148.19 per share of our common stock). The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment during the third quarter of 2019 to 6.7887 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $147.30 per share of our common stock) when we declared a quarterly dividend of $0.45 per share, which was greater than the quarterly dividend at the time of the issuance of the Convertible Notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount. As of September 30, 2019, the effective interest rate was 4.7% and the remaining discount amortization period was 3.0 years.
The following table shows the net carrying value of the Convertible Notes.

($ in millions)	At September 30, 2019	At December 31, 2018
Liability component
Principal amount	$230	$230
Unamortized debt discount	(21)	(26)
Unamortized debt issuance costs	(4)	(5)
Net carrying amount of the liability component	$205	$199

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the Convertible Notes.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Contractual interest expense	$1	$1	$2	$3
Amortization of debt discount	2	1	5	4
Amortization of debt issuance costs	—	1	1	1
	$3	$3	$8	$8

Convertible Note Hedges and Warrants
In connection with the offering of the Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“Convertible Note Hedges”), covering a total of approximately 1.55 million shares of our common stock, and warrant transactions (“Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share. The strike price was subject to adjustment during the third quarter of 2019 to $175.63 per share when we declared a quarterly dividend of $0.45 per share. As of September 30, 2019, no Convertible Note Hedges or Warrants have been exercised.
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
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 30, 2019, there were 57,874,390 shares of Marriott Vacations Worldwide common stock issued, of which 42,592,411 shares were outstanding and 15,281,979 shares were held as treasury stock. At December 31, 2018, there were 57,626,462 shares of Marriott Vacations Worldwide common stock issued, of which 45,992,731 shares were outstanding and 11,633,731 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 30, 2019 or December 31, 2018.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2018	11,687,774	$793	$67.85
For the first three quarters of 2019	3,667,175	342	93.24
As of September 30, 2019	15,354,949	$1,135	$73.91

On July 30, 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. As of September 30, 2019, our Board of Directors had authorized the repurchase of an aggregate of up to 19.4 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of September 30, 2019, 3.8 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
Dividends
We declared cash dividends to holders of common stock during the first three quarters of 2019 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 15, 2019	February 28, 2019	March 14, 2019	$0.45
May 9, 2019	May 23, 2019	June 6, 2019	$0.45
September 5, 2019	September 19, 2019	October 3, 2019	$0.45

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.
Noncontrolling Interests
Property Owners’ Associations
As part of the ILG Acquisition we established a noncontrolling interest in property owners’ associations that Legacy-ILG consolidates under the voting interest model, which represents the portion of the property owners’ associations related to individual or third-party VOI owners. As of September 30, 2019, this noncontrolling interest amounts to $10 million and is included on our Balance Sheet as a component of equity.

16.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “MVW Stock Plan”) for the benefit of our officers, directors and employees. Under the MVW Stock Plan, we are authorized to award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs relating to our common stock and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the MVW Stock Plan. As of September 30, 2019, less than 1 million shares were available for grants under the MVW Stock Plan.
As part of the ILG Acquisition, we assumed the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (the “ILG Stock Plan”) and equity based awards outstanding under the ILG Stock Plan. As of September 30, 2019, 1 million shares were available for grants under the ILG Stock Plan to Legacy-ILG employees.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service-based RSUs	$4	$3	$13	$9
Performance-based RSUs	3	1	6	4
ILG Acquisition Converted RSUs	2	8	8	8
	9	12	27	21
SARs	—	1	2	2
Stock options	—	—	—	—
	$9	$13	$29	$23

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At September 30, 2019	At December 31, 2018
Service-based RSUs	$21	$16
Performance-based RSUs	14	7
ILG Acquisition Converted RSUs	5	15
	40	38
SARs	2	1
Stock options	—	—
	$42	$39

Restricted Stock Units
We granted 190,403 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $96.30, to our employees and non-employee directors during the first three quarters of 2019. During the first three quarters of 2019, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 287,876 RSUs may be earned under the performance-based RSU awards granted during the first three quarters of 2019.
Stock Appreciation Rights
We granted 111,111 SARs, with a weighted average grant-date fair value of $28.89 and a weighted average exercise price of $100.52, to members of management during the first three quarters of 2019. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.

The following table outlines the assumptions used to estimate the fair value of grants during the first three quarters of 2019:

Expected volatility	31.10%
Dividend yield	1.76%
Risk-free rate	2.59%
Expected term (in years)	6.25

Legacy-ILG Deferred Compensation Plan
Certain deferred share units (“DSUs”) of ILG common stock were outstanding on the Acquisition Date under the Interval Leisure Group, Inc. Deferred Compensation Plan for Non-Employee Directors. On the Acquisition Date, these DSUs were converted to equity-based awards with respect to MVW’s common stock and cash-based awards, resulting in 12,265 DSUs (“ILG DSUs”) and $1 million of cash-based awards. The ILG DSUs had a weighted average fair value of $114.31 on the Acquisition Date. The services associated with the ILG DSUs were completed as of the Acquisition Date, resulting in no deferred compensation costs. The ILG DSUs and related cash-based awards were paid in full during the first quarter of 2019 and there is no remaining obligation as of September 30, 2019.

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
The following table shows consolidated assets, which are collateral for the obligations of these variable interest entities, and consolidated liabilities included on our Balance Sheet at September 30, 2019:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,525	$61	$1,586
Interest receivable	11	1	12
Restricted cash	54	1	55
Total	$1,590	$63	$1,653
Consolidated Liabilities
Interest payable	$2	$—	$2
Debt	1,624	56	1,680
Total	$1,626	$56	$1,682

The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the third quarter of 2019:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$57	$1	$58
Interest expense to investors	$11	$1	$12
Debt issuance cost amortization	$2	$—	$2
Administrative expenses	$—	$—	$—
The following table shows the interest income and expense recognized as a result of our involvement with these variable interest entities during the first three quarters of 2019:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$164	$12	$176
Interest expense to investors	$37	$4	$41
Debt issuance cost amortization	$4	$1	$5
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization variable interest entities:

	Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$445	$419
Principal receipts	355	227
Interest receipts	156	92
Reserve release	107	109
Total	1,063	847
Cash Outflows
Principal to investors	(379)	(208)
Voluntary repurchases of defaulted vacation ownership notes receivable	(35)	(34)
Voluntary clean-up call	(19)	(22)
Interest to investors	(36)	(19)
Funding of restricted cash	(93)	(117)
Total	(562)	(400)
Net Cash Flows	$501	$447

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

The following table shows cash flows between us and the Warehouse Credit Facility variable interest entity:

	Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$181	$—
Principal receipts	14	—
Interest receipts	13	—
Reserve release	1	—
Total	209	—
Cash Outflows
Principal to investors	(12)	—
Repayment of Warehouse Credit Facility	(228)	—
Interest to investors	(4)	(1)
Funding of restricted cash	(1)	—
Total	(245)	(1)
Net Cash Flows	$(36)	$(1)

Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California, that we currently manage as Marriott Vacation Club Pulse, San Francisco. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the operating property from the third party developer unless the developer has sold the property to another party. The operating property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the operating property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of September 30, 2019, our Balance Sheet reflected $2 million in Accounts Receivable, including a note receivable of less than $1 million, and $1 million in Accrued liabilities, relating to our involvement with this variable interest entity. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is $1 million as of September 30, 2019.
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a variable interest entity for which we are not the primary beneficiary as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the variable interest entity. As of September 30, 2019, our Balance Sheet reflected $8 million in Property and equipment related to a finance lease and leasehold improvements, $1 million in Accrued liabilities and $7 million in Debt related to the finance lease liability for ancillary and operations space we lease from the variable interest entity. In addition, a note receivable of less than $1 million is included in the Accounts receivable line on the Balance Sheet as of September 30, 2019. We believe that our maximum exposure to loss as a result of our involvement with this variable interest entity is less than $1 million as of September 30, 2019.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a variable interest entity. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At September 30, 2019, the value of the assets held in the rabbi trust was $36 million, which is included in the Other line within assets on our Balance Sheets.

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
Our CODM uses Adjusted EBITDA to evaluate the profitability of our operating segments, and the components of net income attributable to common shareholders excluded from Adjusted EBITDA are not separately evaluated. Adjusted EBITDA is defined as net income attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability or our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income attributable to common shareholders is presented below.
Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Vacation Ownership	$967	$709	$2,849	$1,875
Exchange & Third-Party Management	112	40	351	40
Total segment revenues	1,079	749	3,200	1,915
Corporate and other	3	1	10	1
	$1,082	$750	$3,210	$1,916

Adjusted EBITDA and Reconciliation to Net Income (Loss) Attributable to Common Shareholders

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Adjusted EBITDA Vacation Ownership	$195	$123	$574	$315
Adjusted EBITDA Exchange & Third-Party Management	56	19	180	19
Reconciling items:
Corporate and other	(61)	(42)	(203)	(95)
Interest expense	(31)	(14)	(100)	(23)
Tax (provision) benefit	(10)	2	(50)	(15)
Depreciation and amortization	(33)	(18)	(106)	(29)
Share-based compensation expense	(9)	(13)	(29)	(23)
Certain items	(116)	(93)	(202)	(138)
Net (loss) income attributable to common shareholders	$(9)	$(36)	$64	$11

Assets

($ in millions)	At September 30, 2019	At December 31, 2018
Vacation Ownership	$6,801	$7,275
Exchange & Third-Party Management	1,161	1,182
Total segment assets	7,962	8,457
Corporate and other	1,097	561
	$9,059	$9,018

We conduct business globally, and our operations outside the United States represented approximately 13 percent and 14 percent of our revenues, excluding cost reimbursements, for the three months ended September 30, 2019 and September 30, 2018, respectively, and 13 percent of our revenues, excluding cost reimbursements, for each of the nine months ended September 30, 2019 and September 30, 2018.

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
The following tables present consolidating financial information as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and September 30, 2018 for MVWC and ILG on a stand-alone basis, the Issuer on a stand-alone basis, the IAC Notes Guarantors, the combined non-guarantor subsidiaries of MVW and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of September 30, 2019
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Cash and cash equivalents	$—	$—	$47	$136	$—	$183
Restricted cash	—	—	43	279	—	322
Accounts receivable, net	84	27	75	224	(38)	372
Vacation ownership notes receivable, net	—	—	268	1,900	—	2,168
Inventory	—	—	435	475	—	910
Property and equipment	—	—	240	530	—	770
Goodwill	2,890	—	—	—	—	2,890
Intangibles, net	—	—	997	47	—	1,044
Due from parent	—	—	—	1,834	(1,834)	—
Investments in subsidiaries	2,189	1,771	1,653	—	(5,613)	—
Other	36	—	189	180	(5)	400
Total assets	$5,199	$1,798	$3,947	$5,605	$(7,490)	$9,059

Accounts payable	$37	$—	$91	$120	$—	$248
Advance deposits	—	—	80	105	—	185
Accrued liabilities	4	4	166	157	(38)	293
Deferred revenue	—	—	130	309	(3)	436
Payroll and benefits liability	5	—	70	110	—	185
Deferred compensation liability	—	—	6	98	—	104
Securitized debt, net	—	—	—	1,686	—	1,686
Debt, net	205	142	—	1,947	—	2,294
Due to subsidiary	1,834	—	—	—	(1,834)	—
Other	2	—	150	47	—	199
Deferred taxes	—	—	145	162	—	307
MVW shareholders' equity	3,112	1,652	3,109	854	(5,615)	3,112
Noncontrolling interests	—	—	—	10	—	10
Total liabilities and equity	$5,199	$1,798	$3,947	$5,605	$(7,490)	$9,059

	As of December 31, 2018(1)
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Cash and cash equivalents	$1	$11	$28	$191	$—	$231
Restricted cash	—	—	83	300	—	383
Accounts receivable, net	31	2	107	184	—	324
Vacation ownership notes receivable, net	—	—	176	1,863	—	2,039
Inventory	—	—	440	423	—	863
Property and equipment	—	—	272	679	—	951
Goodwill	2,828	—	—	—	—	2,828
Intangibles, net	—	—	1,065	42	—	1,107
Due from parent	—	—	—	1,834	(1,834)	—
Investments in subsidiaries	2,681	1,975	1,875	—	(6,531)	—
Other	27	28	140	172	(75)	292
Total assets	$5,568	$2,016	$4,186	$5,688	$(8,440)	$9,018

Accounts payable	$50	$—	$120	$131	$—	$301
Advance deposits	—	—	81	90	—	171
Accrued liabilities	7	—	(28)	295	(24)	250
Deferred revenue	—	—	181	206	(4)	383
Payroll and benefits liability	15	—	72	119	—	206
Deferred compensation liability	—	—	7	86	—	93
Securitized debt, net	—	—	—	1,714	—	1,714
Debt, net	199	141	1	1,763	—	2,104
Due to subsidiary	1,834	—	—	—	(1,834)	—
Other	2	—	1	9	—	12
Deferred taxes	—	—	155	159	4	318
MVW shareholders' equity	3,461	1,875	3,599	1,108	(6,582)	3,461
Noncontrolling interests	—	—	(3)	8	—	5
Total liabilities and equity	$5,568	$2,016	$4,186	$5,688	$(8,440)	$9,018
_________________________

(1)	Amounts have been revised to correct certain immaterial prior period errors as reported in the 2018 Annual Report and have been reclassified to conform to the current year presentation.

Condensed Consolidating Statement of Income

	Three Months Ended September 30, 2019
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Revenues	$—	$—	$286	$796	$—	$1,082
Expenses	(7)	—	(255)	(750)	—	(1,012)
Losses and other expense, net	—	—	—	(5)	—	(5)
Interest expense	(3)	(1)	—	(27)	—	(31)
ILG acquisition-related costs	—	—	(2)	(30)	—	(32)
Other	—	—	—	1	—	1
Benefit (provision) for income taxes	3	1	(18)	4	—	(10)
Equity in net (loss) income of subsidiaries	(2)	31	31	—	(60)	—
Net (loss) income	(9)	31	42	(11)	(60)	(7)
Net income attributable to noncontrolling interests	—	—	(1)	(1)	—	(2)
Net (loss) income attributable to common shareholders	$(9)	$31	$41	$(12)	$(60)	$(9)

	Three Months Ended September 30, 2018
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Revenues	$—	$—	$114	$636	$—	$750
Expenses	(1)	—	(125)	(572)	—	(698)
Gains and other income, net	—	—	1	1	—	2
Interest expense	(3)	(1)	—	(10)	—	(14)
ILG acquisition-related costs	—	—	(18)	(60)	—	(78)
Benefit (provision) for income taxes	—	—	5	(3)	—	2
Equity in net (loss) income of subsidiaries	(32)	(16)	(17)	—	65	—
Net (loss) income	(36)	(17)	(40)	(8)	65	(36)
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net (loss) income attributable to common shareholders	$(36)	$(17)	$(40)	$(8)	$65	$(36)

	Nine Months Ended September 30, 2019
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Revenues	$—	$—	$1,083	$2,136	$(9)	$3,210
Expenses	(16)	—	(970)	(1,929)	9	(2,906)
Gains and other income, net	—	—	—	5	—	5
Interest expense	(8)	(4)	(3)	(85)	—	(100)
ILG acquisition-related costs	—	—	(16)	(78)	—	(94)
Other	—	—	—	1	—	1
Benefit (provision) for income taxes	7	2	(40)	(19)	—	(50)
Equity in net income (loss) of subsidiaries	81	95	93	—	(269)	—
Net income (loss)	64	93	147	31	(269)	66
Net income attributable to noncontrolling interests	—	—	(1)	(1)	—	(2)
Net income (loss) attributable to common shareholders	$64	$93	$146	$30	$(269)	$64

	Nine Months Ended September 30, 2018
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Revenues	$—	$—	$114	$1,802	$—	$1,916
Expenses	(6)	—	(125)	(1,631)	—	(1,762)
Gains (losses) and other income (expense), net	—	—	1	(5)	—	(4)
Interest expense	(8)	(1)	—	(14)	—	(23)
ILG acquisition-related costs	—	—	(17)	(81)	—	(98)
Other	—	—	—	(3)	—	(3)
Benefit (provision) for income taxes	4	—	8	(27)	—	(15)
Equity in net income (loss) of subsidiaries	21	(37)	(38)	—	54	—
Net income (loss)	11	(38)	(57)	41	54	11
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$11	$(38)	$(57)	$41	$54	$11

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2019
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	$(79)	$(3)	$177	$61	$24	$180
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(5)	—	14	(8)	—	1
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	83	(8)	(212)	(129)	(24)	(290)
Cash, cash equivalents and restricted cash, beginning of period	1	11	111	491	—	614
Cash, cash equivalents and restricted cash, end of period	$—	$—	$90	$415	$—	$505

	Nine Months Ended September 30, 2018
($ in millions)	MVWC	Interval Acquisition Corp.	IAC Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	$(59)	$—	$(31)	$157	$—	$67
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(1,846)	2	126	295	—	(1,423)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	1,905	—	(4)	(230)	—	1,671
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	491	—	491
Cash, cash equivalents and restricted cash, end of period	$—	$2	$91	$713	$—	$806

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
The following tables present consolidating financial information as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and September 30, 2018 for MVWC on a stand-alone basis, each of MORI and ILG on a stand-alone basis (collectively, the “Issuers” and each individually, an “Issuer”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of September 30, 2019
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Cash and cash equivalents	$—	$33	$—	$50	$100	$—	$183
Restricted cash	—	22	—	45	255	—	322
Accounts receivable, net	84	46	18	100	162	(38)	372
Vacation ownership notes receivable, net	—	181	—	275	1,712	—	2,168
Inventory	—	328	—	475	107	—	910
Property and equipment	—	211	—	283	276	—	770
Goodwill	2,890	—	—	—	—	—	2,890
Intangibles, net	—	—	—	997	47	—	1,044
Due from parent	—	1,834	—	—	—	(1,834)	—
Investments in subsidiaries	2,189	98	1,653	—	—	(3,940)	—
Other	36	48	2	268	66	(20)	400
Total assets	$5,199	$2,801	$1,673	$2,493	$2,725	$(5,832)	$9,059

Accounts payable	$37	$45	$9	$117	$40	$—	$248
Advance deposits	—	79	—	91	15	—	185
Accrued liabilities	4	70	20	168	69	(38)	293
Deferred revenue	—	4	—	205	230	(3)	436
Payroll and benefits liability	5	83	—	79	18	—	185
Deferred compensation liability	—	88	—	15	1	—	104
Securitized debt, net	—	—	—	—	1,686	—	1,686
Debt, net	205	1,940	—	149	—	—	2,294
Due to subsidiary	1,834	—	—	—	—	(1,834)	—
Other	2	36	55	94	12	—	199
Deferred taxes	—	139	2	180	—	(14)	307
MVW shareholders' equity	3,112	317	1,587	1,395	644	(3,943)	3,112
Noncontrolling interests	—	—	—	—	10	—	10
Total liabilities and equity	$5,199	$2,801	$1,673	$2,493	$2,725	$(5,832)	$9,059

	As of December 31, 2018(1)
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Cash and cash equivalents	$1	$62	$2	$39	$127	$—	$231
Restricted cash	—	19	—	122	242	—	383
Accounts receivable, net	31	20	—	169	104	—	324
Vacation ownership notes receivable, net	—	121	—	183	1,735	—	2,039
Inventory	—	212	—	475	176	—	863
Property and equipment	—	439	1	308	203	—	951
Goodwill	2,828	—	—	—	—	—	2,828
Intangibles, net	—	—	—	1,065	42	—	1,107
Due from parent	—	1,834	—	—	—	(1,834)	—
Investments in subsidiaries	2,681	93	1,875	—	—	(4,649)	—
Other	27	53	—	251	36	(75)	292
Total assets	$5,568	$2,853	$1,878	$2,612	$2,665	$(6,558)	$9,018

Accounts payable	$50	$13	$—	$213	$25	$—	$301
Advance deposits	—	65	—	89	17	—	171
Accrued liabilities	7	96	7	14	150	(24)	250
Deferred revenue	—	6	—	253	128	(4)	383
Payroll and benefits liability	15	96	—	79	16	—	206
Deferred compensation liability	—	79	—	13	1	—	93
Securitized debt, net	—	—	—	—	1,714	—	1,714
Debt, net	199	1,726	—	179	—	—	2,104
Due to subsidiary	1,834	—	—	—	—	(1,834)	—
Other	2	6	—	1	3	—	12
Deferred taxes	—	133	—	157	24	4	318
MVW shareholders' equity	3,461	633	1,871	1,617	579	(4,700)	3,461
Noncontrolling interests	—	—	—	(3)	8	—	5
Total liabilities and equity	$5,568	$2,853	$1,878	$2,612	$2,665	$(6,558)	$9,018
_________________________

(1)	Amounts have been revised to correct certain immaterial prior period errors as reported in the 2018 Annual Report and have been reclassified to conform to the current year presentation.

Condensed Consolidating Statement of Income

	Three Months Ended September 30, 2019
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Revenues	$—	$191	$—	$575	$316	$—	$1,082
Expenses	(7)	(230)	—	(518)	(257)	—	(1,012)
(Losses) gains and other (expense) income, net	—	(6)	—	1	—	—	(5)
Interest expense	(3)	(34)	—	2	4	—	(31)
ILG acquisition-related costs	—	(29)	—	(3)	—	—	(32)
Other	—	1	—	—	—	—	1
Benefit (provision) for income taxes	3	35	—	(4)	(44)	—	(10)
Equity in net (loss) income of subsidiaries	(2)	27	31	—	—	(56)	—
Net (loss) income	(9)	(45)	31	53	19	(56)	(7)
Net income attributable to noncontrolling interests	—	—	—	(1)	(1)	—	(2)
Net (loss) income attributable to common shareholders	$(9)	$(45)	$31	$52	$18	$(56)	$(9)

	Three Months Ended September 30, 2018
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Revenues	$—	$194	$—	$408	$148	$—	$750
Expenses	(1)	(185)	(4)	(396)	(112)	—	(698)
Gains and other income, net	—	1	—	1	—	—	2
Interest expense	(3)	(10)	—	(1)	—	—	(14)
ILG acquisition-related costs	—	(60)	—	(18)	—	—	(78)
Benefit (provision) for income taxes	—	7	1	2	(8)	—	2
Equity in net (loss) income of subsidiaries	(32)	60	(17)	—	—	(11)	—
Net (loss) income	(36)	7	(20)	(4)	28	(11)	(36)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net (loss) income attributable to common shareholders	$(36)	$7	$(20)	$(4)	$28	$(11)	$(36)

	Nine Months Ended September 30, 2019
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Revenues	$—	$541	$—	$1,981	$697	$(9)	$3,210
Expenses	(16)	(622)	—	(1,732)	(545)	9	(2,906)
Gains and other income, net	—	5	—	—	—	—	5
Interest expense	(8)	(88)	—	(4)	—	—	(100)
ILG acquisition-related costs	—	(77)	—	(17)	—	—	(94)
Other	—	1	—	—	—	—	1
Benefit (provision) for income taxes	7	75	—	(74)	(58)	—	(50)
Equity in net income (loss) of subsidiaries	81	142	93	—	—	(316)	—
Net income (loss)	64	(23)	93	154	94	(316)	66
Net income attributable to noncontrolling interests	—	—	—	(1)	(1)	—	(2)
Net income (loss) attributable to common shareholders	$64	$(23)	$93	$153	$93	$(316)	$64

	Nine Months Ended September 30, 2018
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Revenues	$—	$559	$—	$991	$366	$—	$1,916
Expenses	(6)	(551)	(4)	(901)	(300)	—	(1,762)
(Losses) gains and other (expense) income, net	—	(5)	—	1	—	—	(4)
Interest expense	(8)	(12)	—	(3)	—	—	(23)
ILG acquisition-related costs	—	(81)	—	(17)	—	—	(98)
Other	—	—	—	(3)	—	—	(3)
Benefit (provision) for income taxes	4	26	1	(19)	(27)	—	(15)
Equity in net income (loss) of subsidiaries	21	170	(38)	—	—	(153)	—
Net income (loss)	11	106	(41)	49	39	(153)	11
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$11	$106	$(41)	$49	$39	$(153)	$11

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2019
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	$(79)	$(159)	$—	$251	$157	$10	$180
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(5)	(9)	—	24	(9)	—	1
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	83	142	(2)	(341)	(162)	(10)	(290)
Cash, cash equivalents and restricted cash, beginning of period	1	81	2	161	369	—	614
Cash, cash equivalents and restricted cash, end of period	$—	$55	$—	$95	$355	$—	$505

	Nine Months Ended September 30, 2018
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	$(59)	$78	$—	$122	$(74)	$—	$67
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(1,846)	(6)	2	123	304	—	(1,423)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	1,905	(152)	—	(179)	97	—	1,671
Cash, cash equivalents and restricted cash, beginning of period	—	377	—	63	51	—	491
Cash, cash equivalents and restricted cash, end of period	$—	$297	$2	$129	$378	$—	$806

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
Hurricane Activity
In 2017, over 20 Legacy-MVW properties and two Legacy-ILG properties were negatively impacted by one or both of Hurricane Irma and Hurricane Maria (collectively, the “2017 Hurricanes”). All of the Legacy-MVW properties reopened prior to the end of 2018. The Legacy-ILG property in St. John partially reopened in the first quarter of 2019 and the Legacy-ILG resort in Puerto Rico is expected to open in 2020.
We received $29 million and $9 million of net insurance proceeds in 2018 and 2019, respectively, related to the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes. We have submitted most of the insurance claims for our Legacy-ILG business interruption losses as well as Legacy-MVW and Legacy-ILG property damage experienced by both us and associated property owners’ associations from these 2017 Hurricanes. We received an initial $25 million advance of insurance proceeds related to the business interruption losses at the Legacy-ILG St. John property in 2018 and, subsequent to the end of the third quarter of 2019, we received a final payment of $38 million. We also received $7 million of insurance proceeds related to the business interruption losses at the other Legacy-ILG properties in 2019 and we received advances of $108 million of insurance proceeds related to the Legacy-ILG property damage experienced by the related property owners’ associations as of the second quarter of 2019. Repairs are underway at the Legacy-ILG resort in Puerto Rico and the related insurance claim is expected to be submitted in 2020 upon the completion of construction. However, we cannot quantify the extent of any additional payments under such claims at this time as the claims would not be higher than our deductible.
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
During the third quarter of 2019, several properties in our Vacation Ownership segment were negatively impacted by Hurricane Dorian. We estimate contract sales in the third quarter were adversely impacted by approximately $7 million as a result of mandatory evacuations, resort and sales center shutdowns, and cancellations of reservations and scheduled tours. Our assessment is that the physical damage resulting from the hurricane to the resorts and sales centers operated by the company was minimal. We do not expect to submit insurance claims for our business interruption losses, or for property damage experienced by us or associated property owners’ associations, from this hurricane.
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

	Nine Months Ended
	September 30, 2019	September 30, 2018
Average FICO score	736	736
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

Acquired vacation ownership notes receivable are accounted for using the expected cash flow method of recognizing discount accretion based on the expected cash flows. At acquisition, we recorded these vacation ownership notes receivable at fair value, which included a credit discount that is accreted as an adjustment to yield over the estimated life of the vacation ownership notes receivable. Our acquired vacation ownership notes receivable are remeasured at each reporting date based on expected future cash flows which takes into consideration an estimated measure of anticipated defaults and early repayments. See Footnote 6 “Vacation Ownership Notes Receivable” for further information regarding the accounting for acquired vacation ownership notes receivable.
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of finance contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 67 percent in the third quarter of 2018 and 66 percent in the third quarter of 2019. We expect to continue to offer financing incentive programs and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Nine Months Ended
	September 30, 2019	September 30, 2018
Historical default rates	3.2%	2.8%
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

•	Total active members, which is the number of Interval International network active members at the end of the applicable period.

Consolidated Results

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES
Sale of vacation ownership products	$350	$252	$1,001	$632
Management and exchange	231	126	709	274
Rental	149	90	472	239
Financing	72	48	209	119
Cost reimbursements	280	234	819	652
TOTAL REVENUES	1,082	750	3,210	1,916
EXPENSES
Cost of vacation ownership products	91	64	262	167
Marketing and sales	188	135	569	346
Management and exchange	115	65	349	140
Rental	111	74	323	191
Financing	23	19	70	40
General and administrative	68	53	225	114
Depreciation and amortization	33	18	106	29
Litigation charges	3	17	5	33
Royalty fee	27	19	79	50
Impairment	73	—	99	—
Cost reimbursements	280	234	819	652
TOTAL EXPENSES	1,012	698	2,906	1,762
(Losses) gains and other (expense) income, net	(5)	2	5	(4)
Interest expense	(31)	(14)	(100)	(23)
ILG acquisition-related costs	(32)	(78)	(94)	(98)
Other	1	—	1	(3)
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	3	(38)	116	26
(Provision) benefit for income taxes	(10)	2	(50)	(15)
NET (LOSS) INCOME	(7)	(36)	66	11
Net income attributable to noncontrolling interests	(2)	—	(2)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9)	$(36)	$64	$11

Operating Statistics
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
(Contract sales $ in millions)	September 30, 2019	September 30, 2018	Change
Vacation Ownership
Total contract sales	$401	$283	$118	$116	$2	1%
Consolidated contract sales	$390	$279	$111	$109	$2	1%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,701	1,802	(101)
Average revenue per member(1)	$40.89	$12.50	$28.39
_______________

(1)	Only includes members of the Interval International exchange network.
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
(Contract sales $ in millions)	September 30, 2019	September 30, 2018	Change
Vacation Ownership
Total contract sales	$1,164	$719	$445	$410	$35	5%
Consolidated contract sales	$1,130	$715	$415	$380	$35	5%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,701	1,802	(101)
Average revenue per member(1)	$130.21	$12.50	$117.71
_______________

(1)	Only includes members of the Interval International exchange network.

Revenues
2019 Third Quarter
The following table presents our revenues for the third quarter of 2019 compared to the third quarter of 2018 and, as a result of the ILG Acquisition on September 1, 2018, includes results for Legacy-ILG for the third quarter of 2019 and for the month of September during the third quarter of 2018.

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Vacation Ownership	$967	$709	$258	$249	$9	1%
Exchange & Third-Party Management	112	40	72	72	—	—%
Total Segment Revenues	1,079	749	330	321	9	1%
Consolidated Property Owners’ Associations	3	1	2	2	—	—%
Total Revenues	$1,082	$750	$332	$323	$9	1%
2019 First Three Quarters
The following table presents our revenues for the first three quarters of 2019 compared to the first three quarters of 2018 and, as a result of the ILG Acquisition on September 1, 2018, includes results for Legacy-ILG for the first three quarters of 2019 and for the month of September during the first three quarters of 2018.

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Vacation Ownership	$2,849	$1,875	$974	$916	$58	3%
Exchange & Third-Party Management	351	40	311	311	—	—%
Total Segment Revenues	3,200	1,915	1,285	1,227	58	3%
Consolidated Property Owners’ Associations	10	1	9	9	—	—%
Total Revenues	$3,210	$1,916	$1,294	$1,236	$58	3%

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense because we consider it to be an operating expense of our business. We consider EBITDA and Adjusted EBITDA to be indicators of operating performance, which we use to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA and Adjusted EBITDA, as do analysts, lenders, investors and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. We evaluate Adjusted EBITDA as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our on-going core operations before the impact of these items with results from other vacation ownership companies.
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
2019 Third Quarter

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018
Net loss attributable to common shareholders	$(9)	$(36)	$27	$67	$(40)
Interest expense	31	14	17	(1)	18
Tax provision (benefit)	10	(2)	12	9	3
Depreciation and amortization	33	18	15	14	1
EBITDA	65	(6)	71	89	(18)
Share-based compensation expense	9	13	(4)	(6)	2
Certain items	116	93	23	(9)	32
Adjusted EBITDA	$190	$100	$90	$74	$16
Certain items for the third quarter of 2019 consisted of $73 million of asset impairment charges, $33 million of acquisition costs (including $32 million of ILG acquisition-related costs and $1 million of other acquisition costs), $5 million of losses and other expenses, $2 million of purchase price adjustments, and $3 million of litigation charges.
Certain items for the third quarter of 2018 consisted of $78 million of ILG acquisition-related costs and $17 million of litigation charges, partially offset by $2 million of gains and other income. The net impact of purchase accounting adjustments to adjusted EBITDA was less than $1 million in the third quarter of 2018.

2019 First Three Quarters

	Nine Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018
Net income attributable to common shareholders	$64	$11	$53	$133	$(80)
Interest expense	100	23	77	3	74
Tax provision	50	15	35	42	(7)
Depreciation and amortization	106	29	77	72	5
EBITDA	320	78	242	250	(8)
Share-based compensation expense	29	23	6	2	4
Certain items	202	138	64	10	54
Adjusted EBITDA	$551	$239	$312	$262	$50
Certain items for the first three quarters of 2019 consisted of $99 million of asset impairment charges, $95 million of acquisition costs (including $94 million of ILG acquisition-related costs and $1 million of other acquisition costs), $7 million of purchase price adjustments, $5 million of litigation charges, and $1 million of other severance costs, partially offset by $5 million of miscellaneous gains and other income.
Certain items for the first three quarters of 2018 consisted of $101 million of acquisition costs (including $98 million of ILG acquisition-related costs and $3 million of acquisition costs associated with the then anticipated capital efficient acquisition of the operating property in San Francisco), $33 million of litigation charges (including $17 million related to a project in Hawaii, $11 million related to a project in San Francisco and $5 million related to a project in Lake Tahoe), and $6 million of losses and other expenses primarily resulting from fraudulently induced electronic payment disbursements made to third parties, partially offset by $1 million favorable true-up of previously recorded costs associated with the 2017 Hurricanes (recorded in Gains and other income) and $1 million of miscellaneous gains and other income.
Segment Adjusted EBITDA
2019 Third Quarter

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018
Vacation Ownership	$195	$123	$72	$47	$25
Exchange & Third-Party Management	56	19	37	37	—
Segment adjusted EBITDA	251	142	109	84	25
General and administrative	(61)	(42)	(19)	(10)	(9)
Consolidated property owners’ associations	—	—	—	—	—
Adjusted EBITDA	$190	$100	$90	$74	$16
2019 First Three Quarters

	Nine Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018
Vacation Ownership	$574	$315	$259	$202	$57
Exchange & Third-Party Management	180	19	161	161	—
Segment adjusted EBITDA	754	334	420	363	57
General and administrative	(204)	(95)	(109)	(102)	(7)
Consolidated property owners’ associations	1	—	1	1	—
Adjusted EBITDA	$551	$239	$312	$262	$50

The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership
2019 Third Quarter

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018
Segment adjusted EBITDA	$195	$123	$72	$47	$25
Depreciation and amortization	(16)	(10)	(6)	(6)	—
Share-based compensation expense	(2)	(2)	—	6	(6)
Certain items	(77)	(15)	(62)	(4)	(58)
Segment financial results	$100	$96	$4	$43	$(39)
Certain items in the Vacation Ownership segment for the third quarter of 2019 consisted of $73 million of asset impairment charges, $2 million of purchase accounting adjustments, $2 million of litigation charges, and $1 million of acquisition costs, partially offset by $1 million of gains and other income.
Certain items in the Vacation Ownership segment for the third quarter of 2018 consisted of $17 million of litigation charges related to a project in Hawaii, partially offset by $1 million of gains and other income and $1 million of purchase accounting adjustments.
2019 First Three Quarters

	Nine Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018
Segment adjusted EBITDA	$574	$315	$259	$202	$57
Depreciation and amortization	(50)	(19)	(31)	(29)	(2)
Share-based compensation expense	(6)	(4)	(2)	(1)	(1)
Certain items	(102)	(33)	(69)	(9)	(60)
Segment financial results	$416	$259	$157	$163	$(6)
Certain items in the Vacation Ownership segment for the first three quarters of 2019 consisted of $99 million of asset impairment charges, $7 million of purchase accounting adjustments, $4 million of litigation charges, and $1 million of acquisition costs, partially offset by $9 million of gains and other income.
Certain items in the Vacation Ownership segment for the first three quarters of 2018 consisted of $33 million of litigation charges (including $17 million related to a project in Hawaii, $11 million related to a project in San Francisco and $5 million related to a project in Lake Tahoe) and $3 million of acquisition costs associated with the then anticipated capital efficient acquisition of the operating property in San Francisco, partially offset by a $2 million of gains and other income and $1 million of purchase accounting adjustments.
Exchange & Third-Party Management
2019 Third Quarter

	Three Months Ended		Change
($ in millions)	September 30, 2019	September 30, 2018
Segment adjusted EBITDA	$56	$19	$37
Depreciation and amortization	(11)	(6)	(5)
Share-based compensation expense	—	—	—
Certain items	1	(1)	2
Segment financial results	$46	$12	$34
Certain items in the Exchange & Third-Party Management segment for the third quarter of 2019 consisted of $1 million of gains and other income.

2019 First Three Quarters

	Nine Months Ended		Change
($ in millions)	September 30, 2019	September 30, 2018
Segment adjusted EBITDA	$180	$19	$161
Depreciation and amortization	(35)	(6)	(29)
Non-cash share-based compensation expense	(2)	—	(2)
Certain items	—	(1)	1
Segment financial results	$143	$12	$131
Certain items in the Exchange & Third-Party Management segment for the first three quarters of 2019 consisted of $1 million of purchase accounting adjustments, offset by of $1 million of gains and other income.
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 18 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES
Sale of vacation ownership products	$350	$252	$1,001	$632
Resort management and other services	125	91	384	239
Rental	135	86	423	235
Financing	71	48	206	119
Cost reimbursements	286	232	835	650
TOTAL REVENUES	967	709	2,849	1,875
EXPENSES
Cost of vacation ownership products	91	64	262	167
Marketing and sales	176	131	534	342
Resort management and other services	66	48	202	123
Rental	107	74	308	191
Financing	23	19	69	40
Depreciation and amortization	16	10	50	19
Litigation charges	2	17	4	33
Royalty fee	27	19	79	50
Impairment	73	—	99	—
Cost reimbursements	286	232	835	650
TOTAL EXPENSES	867	614	2,442	1,615
Gains and other income, net	1	1	9	2
Other	1	—	1	(3)
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	102	96	417	259
Net income attributable to noncontrolling interests	(2)	—	(1)	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$100	$96	$416	$259

Contract Sales
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Total consolidated contract sales	$390	$279	$111	$109	$2	1%
Joint venture contract sales	11	4	7	7	—	NM
Total contract sales	$401	$283	$118	$116	$2	1%
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG
($ in millions)	September 30, 2019	September 30, 2018	Change		Change Excluding Legacy-ILG Impact
Total consolidated contract sales	1,130	715	415	380	35	5%
Joint venture contract sales	34	4	30	30	—	—%
Total contract sales	$1,164	$719	$445	$410	$35	5%
Sale of Vacation Ownership Products
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Total contract sales	$401	$283	$118	$116	$2	1%
Less resales contract sales	(7)	(8)	1	—	1
Less joint venture contract sales	(11)	(4)	(7)	(7)	—
Consolidated contract sales, net of resales	383	271	112	109	3
Plus:
Settlement revenue	10	6	4	4	—
Resales revenue	3	3	—	—	—
Revenue recognition adjustments:
Reportability	(2)	—	(2)	—	(2)
Sales reserve	(33)	(18)	(15)	(11)	(4)
Other(1)	(11)	(10)	(1)	(1)	—
Sale of vacation ownership products	$350	$252	$98	$101	$(3)	(1%)
_______________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Excluding the impact of the ILG Acquisition, sale of vacation ownership products decreased $3 million due to higher sales reserve activity and an unfavorable change in reportability, partially offset by the increase in contract sales. Revenue reportability had a greater negative impact in the third quarter of 2019 than the third quarter of 2018 due to a net increase in unclosed contracts during the respective quarters.
The higher Legacy-MVW sales reserve reflected a higher required reserve in the third quarter of 2019 due to the increase in financing propensity and slightly higher default activity as compared to the third quarter of 2018.

2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG
($ in millions)	September 30, 2019	September 30, 2018	Change		Change Excluding Legacy-ILG Impact
Total contract sales	$1,164	$719	$445	$410	$35	5%
Less resales contract sales	(23)	(23)	—	—	—
Less joint venture contract sales	(34)	(4)	(30)	(30)	—
Consolidated contract sales, net of resales	1,107	692	415	380	35
Plus:
Settlement revenue	30	14	16	16	—
Resales revenue	10	8	2	—	2
Revenue recognition adjustments:
Reportability	(40)	(16)	(24)	—	(24)
Sales reserve	(79)	(42)	(37)	(29)	(8)
Other(1)	(27)	(24)	(3)	(6)	3
Sale of vacation ownership products	$1,001	$632	$369	$361	$8	1%
_______________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Excluding the impact of the ILG Acquisition, sale of vacation ownership products increased $8 million, driven by the increase in contract sales, partially offset by the unfavorable year-over-year impact of reportability and a higher sales reserve. Revenue reportability had a negative impact in the first three quarters of 2019 and the first three quarters of 2018 due to an increase in unclosed contracts during the respective quarters.
The higher Legacy-MVW sales reserve reflected a higher required reserve in the first three quarters of 2019 due to the increase in financing propensity and slightly higher default activity as compared to the first three quarters of 2018.

Development Margin
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Sale of vacation ownership products	$350	$252	$98	$101	$(3)	(1%)
Cost of vacation ownership products	(91)	(64)	(27)	(28)	1	2%
Marketing and sales	(176)	(131)	(45)	(51)	6	5%
Development margin	$83	$57	$26	$22	$4	8%
Development margin percentage	23.6%	22.5%	1.1 pts
Excluding the impact of the ILG Acquisition, development margin increased $4 million year-over-year. The change in Legacy-MVW development margin reflected $7 million related to more efficient marketing and sales spending and $4 million from a favorable mix of inventory being sold, partially offset by $4 million of higher sales reserve expenses, $2 million from unfavorable product cost true-up activity year-over-year, and a $1 million decline due to unfavorable revenue reportability compared to the third quarter of 2018.
The increase in the development margin percentage reflected a 2.3 percentage point improvement from Legacy-MVW results, partially offset by a negative 1.2 percentage point impact from the inclusion of Legacy-ILG results post acquisition. The Legacy-MVW results included a 3.4 percentage point improvement in marketing and sales costs due to leveraging fixed costs on the increase in contract sales and a 1.7 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold, partially offset by a 1.6 percentage point decline related to sales reserve and other activity year-over-year, a 0.8 percentage point decrease from unfavorable product cost true-up activity, and a 0.4 percentage point decline due to the unfavorable revenue reportability. Legacy-MVW development margin percentage was 25.9 percent in the third quarter of 2019.
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Sale of vacation ownership products	$1,001	$632	$369	$361	$8	1%
Cost of vacation ownership products	(262)	(167)	(95)	(102)	7	5%
Marketing and sales	(534)	(342)	(192)	(191)	(1)	—%
Development margin	$205	$123	$82	$68	$14	12%
Development margin percentage	20.4%	19.3%	1.1 pts
Excluding the impact of the ILG Acquisition, development margin increased $14 million year-over-year. The change in Legacy-MVW development margin reflected $18 million related to more efficient marketing and sales spending, $12 million from a favorable mix of inventory being sold, $6 million from higher vacation ownership contract sales volume net of related sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), and $1 million from favorable product cost true-up activity year-over-year, partially offset by a $17 million decline due to unfavorable revenue reportability and $6 million related to higher sales reserve expenses and other activity compared to the first three quarters of 2018.
The increase in the development margin percentage reflected a 2.1 percentage point improvement from Legacy-MVW results, partially offset by a negative 1.0 percentage point impact from the inclusion of Legacy-ILG results post acquisition. The Legacy-MVW results included a 3.0 percentage point improvement in marketing and sales costs due to leveraging fixed costs on the increase in contract sales and a 2.0 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold, partially offset by a 1.8 percentage point decline due to the unfavorable revenue reportability and a 1.1 percentage point decline related to sales reserve and other activity year-over-year. Legacy-MVW development margin percentage was 21.6 percent in the first three quarters of 2019.

Resort Management and Other Services Revenues, Expenses and Margin
2019 Third Quarter

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018
Management fee revenues	$35	$28	$7	$6	$1	—%
Ancillary revenues	62	42	20	19	1	2%
Other management and exchange revenues	28	21	7	7	—	—%
Resort management and other services revenues	125	91	34	32	2	2%
Resort management and other services expenses	(66)	(48)	(18)	(18)	—	—%
Resort management and other services margin	$59	$43	$16	$14	$2	4%
Resort management and other services margin percentage	46.9%	47.6%	(0.7 pts)
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG
($ in millions)	September 30, 2019	September 30, 2018	Change		Change Excluding Legacy-ILG Impact
Management fee revenues	110	78	$32	$31	$1	1%
Ancillary revenues	$185	$106	79	74	5	5%
Other management and exchange revenues	89	55	34	27	7	14%
Resort management and other services revenues	384	239	145	132	13	6%
Resort management and other services expenses	(202)	(123)	(79)	(75)	(4)	(4%)
Resort management and other services margin	$182	$116	$66	$57	$9	8%
Resort management and other services margin percentage	47.3%	48.6%	(1.3 pts)
Rental Revenues, Expenses and Margin
2019 Third Quarter

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018
Rental revenues	$135	$86	$49	$44	$5	7%
Rental expenses	(107)	(74)	(33)	(32)	(1)	(1%)
Rental margin	$28	$12	$16	$12	$4	38%
Rental margin percentage	21.2%	14.1%	7.1 pts

	Three Months Ended		Change	Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
	September 30, 2019	September 30, 2018
Transient keys rented(1)	604,949	403,325	201,624	189,981	11,643	4%
Average transient key rate	$220.28	$213.63	$6.65	$2.41	$4.24	2%
Resort occupancy	87.7%	89.1%	(1.4 pts)	(1.3 pts)	(0.1 pts)
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.

2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG
($ in millions)	September 30, 2019	September 30, 2018	Change		Change Excluding Legacy-ILG Impact
Rental revenues	$423	$235	$188	$172	$16	7%
Rental expenses	(308)	(191)	(117)	(118)	1	1%
Rental margin	$115	$44	$71	$54	$17	42%
Rental margin percentage	27.1%	18.7%	8.4 pts

	Nine Months Ended			Change due to Legacy-ILG
	September 30, 2019	September 30, 2018	Change		Change Excluding Legacy-ILG Impact
Transient keys rented(1)	1,835,916	1,073,125	762,791	730,482	32,309	3%
Average transient key rate	$229.95	$221.22	$8.73	$3.71	$5.02	2%
Resort occupancy	88.3%	89.6%	(1.3 pts)	(2.3 pts)	1.0 pts
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.
Financing Revenues, Expenses and Margin
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Interest income	$69	$45	$24	$15	$9	24%
Other financing revenues	2	3	(1)	(1)	—	—%
Financing revenues	71	48	23	14	9	23%
Financing expenses	(11)	(7)	(4)	(4)	—	—%
Consumer financing interest expense	(12)	(12)	—	1	(1)	(6%)
Financing margin	$48	$29	$19	$11	$8	34%
Financing propensity	66.1%	66.6%
Legacy-MVW financing revenues increased due to a $155 million increase in the average gross vacation ownership notes receivable balance ($5 million) and favorable late and service fees ($4 million).
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG
($ in millions)	September 30, 2019	September 30, 2018	Change		Change Excluding Legacy-ILG Impact
Interest income	$201	$113	$88	$67	$21	20%
Other financing revenues	5	6	(1)	(1)	—	—%
Financing revenues	206	119	87	66	21	19%
Financing expenses	(28)	(15)	(13)	(12)	(1)	(12%)
Consumer financing interest expense	(41)	(25)	(16)	(11)	(5)	(20%)
Financing margin	$137	$79	$58	$43	$15	20%
Financing propensity	63.4%	64.0%
Legacy-MVW financing revenues increased due to a $157 million increase in the average gross vacation ownership notes receivable balance ($15 million), favorable late and service fees ($4 million), and lower financing program incentive costs. The higher consumer financing interest expense was due to a higher average outstanding debt balance and slightly higher average debt interest rate.

Litigation Charges
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Litigation charges	$2	$17	$(15)	$—	$(15)	(88%)
In the third quarter of 2019, we incurred $2 million of litigation charges related to various matters. In the third quarter of 2018, we incurred $17 million of litigation charges, including $16 million related to a project in Hawaii.
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Litigation charges	$4	$33	$(29)	$—	$(29)	(88%)
In the first three quarters of 2019, we incurred $4 million of litigation charges, including $3 million related to projects in Europe and $1 million related to projects in California. In the first three quarters of 2018, we incurred $33 million of litigation charges, including $16 million related to a project in Hawaii, $11 million related to a project in San Francisco, $5 million related to a project in Lake Tahoe, and $1 million related to projects in Europe.
Royalty Fee
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Royalty fee	$27	$19	$8	$8	$—	—%
Excluding the impact of the ILG Acquisition, Legacy-MVW royalty fee expense remained flat in the third quarter of 2019 as the amount of closings, in dollars, was similar to the prior year quarter.
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG
($ in millions)	September 30, 2019	September 30, 2018	Change		Change Excluding Legacy-ILG Impact
Royalty fee	$79	$50	$29	$29	$—	—%
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

Depreciation and Amortization
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Depreciation and amortization	$16	$10	$6	$6	$—	—%
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG
($ in millions)	September 30, 2019	September 30, 2018	Change		Change Excluding Legacy-ILG Impact
Depreciation and amortization	$50	$19	$31	$29	$2	14%
Impairment
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Impairment	$73	$—	$73	$—	$73	100%
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG
($ in millions)	September 30, 2019	September 30, 2018	Change		Change Excluding Legacy-ILG Impact
Impairment	$99	$—	$99	$—	$99	100%
As a result of the ILG Acquisition, we performed a comprehensive review to evaluate the strategic fit of the land holdings and operating hotels in our Vacation Ownership segment. A key focus of our comprehensive review was to evaluate opportunities to reduce holdings in markets where we have excess supply so that future inventory spend can be focused on markets that create incremental cost-effective sales locations in areas of high customer demand. We evaluated each asset in the context of its current and anticipated product form, our inventory needs and our operating strategy. During the third quarter of 2019, we completed our evaluation and identified several assets for disposition which we believe will generate cash proceeds equivalent to their estimated fair value of $160 million to $220 million over the next several years.
As a result of the change in our development strategy, we recorded a non-cash impairment charge of $72 million, of which $61 million related to land and land improvements associated with future phases of three existing resorts, primarily attributable to the fact that the book values of these assets include the historical allocations of common costs incurred when we built the infrastructure of these resorts, $9 million related to a land parcel held for future development and $2 million related to an ancillary business, as the book values of these assets were in excess of the estimated fair values of these assets. We also reviewed the remainder of the assets identified for disposition and determined that no other impairment charges were necessary.
During the second quarter of 2019, we entered into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida for $10 million, which was less than the carrying value of the land and land improvements. As a result, we recorded a non-cash impairment of $26 million in the first three quarters of 2019. The impairment is primarily attributable to the fact that the book value of the assets to be sold exceeds the sales price because the book value includes allocations of common costs incurred when we built the infrastructure for the resort, including future phases.

Cost Reimbursements
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Cost reimbursements	$286	$232	$54	$58	$(4)	(2%)
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Cost reimbursements	$835	$650	$185	$185	$—	—%
Other
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Other	$1	$—	$1	$1	$—	NM
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Other	$1	$(3)	$4	$1	$3	NM
In the first three quarters of 2018, we incurred $3 million of other expenses associated with the then anticipated capital efficient acquisition of an operating property in San Francisco.
Gains / Losses and Other Income / Expense
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Gains and other income, net	$1	$1	$—	$(1)	$1	NM
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Gains and other income, net	$9	$2	$7	$(1)	$8	NM
In the first three quarters of 2019, we recorded $9 million of gains and other income related to net insurance proceeds from the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes.

Noncontrolling Interest

2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Net income attributable to noncontrolling interests	$(2)	$—	$(2)	$(2)	$—	NM

2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Net income attributable to noncontrolling interests	$(1)	$—	$(1)	$(1)	$—	NM
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

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES
Management and exchange	$75	$28	$232	$28
Rental	14	4	48	4
Financing	1	—	3	—
Cost reimbursements	22	8	68	8
TOTAL REVENUES	112	40	351	40
EXPENSES
Marketing and sales	12	4	35	4
Management and exchange	15	8	48	8
Rental	7	2	22	2
Financing	—	—	1	—
Depreciation and amortization	11	6	35	6
Cost reimbursements	22	8	68	8
TOTAL EXPENSES	67	28	209	28
Gains and other income, net	1	—	1	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$46	$12	$143	$12

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, ILG acquisition-related costs and provision for income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES
Resort management and other services	$31	$7	$93	$7
Rental	—	—	1	—
Cost reimbursements	(28)	(6)	(84)	(6)
TOTAL REVENUES	3	1	10	1
EXPENSES
Resort management and other services	34	9	99	9
Rental	(3)	(2)	(7)	(2)
General and administrative	68	53	225	114
Depreciation and amortization	6	2	21	4
Litigation charges	1	—	1	—
Cost reimbursements	(28)	(6)	(84)	(6)
TOTAL EXPENSES	78	56	255	119
(Losses) gains and other (expense) income, net	(7)	1	(5)	(6)
Interest expense	(31)	(14)	(100)	(23)
ILG acquisition-related costs	(32)	(78)	(94)	(98)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(145)	(146)	(444)	(245)
(Provision) benefit for income taxes	(10)	2	(50)	(15)
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	(155)	(144)	(494)	(260)
Net income attributable to noncontrolling interests	—	—	(1)	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(155)	$(144)	$(495)	$(260)

Consolidated Property Owners’ Associations
The following table illustrates the impact of the Consolidated Property Owners’ Associations of the acquired Legacy-ILG vacation ownership properties under the voting interest model, which represents the portion related to individual or third-party VOI owners.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES
Resort management and other services	$31	$7	$93	$7
Rental	—	—	1	—
Cost reimbursements	(28)	(6)	(84)	(6)
TOTAL REVENUES	3	1	10	1
EXPENSES
Resort management and other services	34	9	99	9
Rental	(3)	(2)	(7)	(2)
Cost reimbursements	(28)	(6)	(84)	(6)
TOTAL EXPENSES	3	1	8	1
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	—	—	2	—
Net income attributable to noncontrolling interests	—	—	(1)	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$—	$—	$1	$—
General and Administrative
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
General and administrative	$68	$53	$15	$10	$5	14%
Excluding the impact of the ILG Acquisition, general and administrative expenses increased $5 million due to higher personnel related and other expenses, partially offset by savings from synergy initiatives. The personnel related and other expenses included annual merit, bonus and inflationary cost increases.
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
General and administrative	$225	$114	$111	$100	$11	12%
Excluding the impact of the ILG Acquisition, general and administrative expenses increased $11 million due to higher personnel related and other expenses, partially offset by savings from synergy initiatives. The personnel related and other expenses included annual merit, bonus and inflationary cost increases.

Depreciation and Amortization
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Depreciation and amortization	$6	$2	$4	$3	$1	43%
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Depreciation and amortization	$21	$4	$17	$14	$3	95%
Gains / Losses and Other Income / Expense
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
(Losses) gains and other (expense) income, net	$(7)	$1	$(8)	$(8)	$—	—%
In the third quarter of 2019, we recorded $7 million of losses and other expenses resulting from foreign currency translation. In the third quarter of 2018, we recorded $3 million of gains and other income resulting from the recovery of a portion of the fraudulently induced electronic payment disbursements made to third parties, partially offset by $2 million of other expenses primarily associated with such fraudulently induced electronic payment disbursements.
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Losses and other expense, net	$(5)	$(6)	$1	$(7)	$8	137%
In the first three quarters of 2019, we recorded $8 million of losses and other expenses resulting from foreign currency translation, partially offset by $3 million of gains and other income resulting from the recovery of a portion of the fraudulently induced electronic payment disbursements made in the second quarter of 2018. In the first three quarters of 2018, we recorded $6 million of losses and other expenses primarily resulting from fraudulently induced electronic payment disbursements made to third parties.
Interest Expense
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Interest expense	$(31)	$(14)	$(17)	$1	$(18)	(134%)
Interest expense increased $17 million due to interest expense associated with the new debt issued in the third quarter of 2018 in connection with the ILG Acquisition.

2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
Interest expense	$(100)	$(23)	$(77)	$(3)	$(74)	(339%)
Interest expense increased $77 million due to $71 million of interest expense associated with the new debt issued in the third quarter of 2018 in connection with the ILG Acquisition, $4 million of higher interest expense associated with the Warehouse Credit Facility due to higher usage in the first three quarters of 2019, and $2 million of interest expense associated with assumed Legacy-ILG debt in the first three quarters of 2019
ILG Acquisition-Related Costs
2019 Third Quarter

	Three Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
ILG acquisition-related costs	$(32)	$(78)	$46	$19	$27	49%
2019 First Three Quarters

	Nine Months Ended			Change due to Legacy-ILG	Change Excluding Legacy-ILG Impact
($ in millions)	September 30, 2019	September 30, 2018	Change
ILG acquisition-related costs	$(94)	$(98)	$4	$4	$—	—%
ILG acquisition-related costs include transaction costs, employee termination costs and integration costs. Transaction costs represent costs related to the planning and execution of the ILG Acquisition, primarily for financial advisory, legal, and other professional service fees, as well as certain tax related accruals. Employee termination costs represent charges for employee severance, retention and other termination related benefits. Acquisition and integration costs primarily represent integration employee salaries and share-based compensation, fees paid to change management consultants and technology-related costs.
Income Tax
2019 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2019	September 30, 2018	Change
(Provision) benefit for income taxes	$(10)	$2	$(12)
The increase in the provision for income taxes was primarily due to increases in U.S. and foreign earnings as a result of the ILG Acquisition during the third quarter of 2018.
2019 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	Change
Provision for income taxes	$(50)	$(15)	$(35)
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
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($183 million at the end of the third quarter of 2019), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At September 30, 2019, we had $4.0 billion of total gross debt outstanding, which included $1.7 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $1.0 billion of Senior Notes, $1.1 billion on our Corporate Credit Facility, $230 million of Convertible Notes and $14 million related to financed lease obligations.
On September 17, 2019, we announced the offer and pricing of senior notes, and on October 1, 2019, subsequent to the third quarter of 2019, we issued $350 million aggregate principal amount of 4.750% Senior Notes due 2028 (the “2028 Notes”). We will pay interest on the 2028 Notes on March 15 and September 15 of each year, commencing on March 15, 2020. The net proceeds from the 2028 Notes were used (i) to redeem all of the outstanding IAC Notes, (ii) to redeem all of the outstanding Exchange Notes, (iii) to repay a portion of the outstanding borrowings under our Revolving Corporate Credit Facility, (iv) to pay transaction expenses and fees in connection with each of the foregoing and (v) for general corporate purposes.
At the end of the third quarter of 2019, we had $899 million of real estate inventory on hand, comprised of $840 million of finished goods and $59 million of work in progress. In addition, we had $58 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and held for sale as vacation ownership products.
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
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$180	$67
Investing activities	1	(1,423)
Financing activities	(290)	1,671
Effect of change in exchange rates on cash, cash equivalents and restricted cash	—	—
Net change in cash, cash equivalents and restricted cash	$(109)	$315

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
In the first three quarters of 2019, we generated $180 million of cash flows from operating activities, compared to $67 million in the first three quarters of 2018. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations reflected higher originations of vacation ownership notes receivable driven by higher contract sales and continued strong financing propensity, higher inventory spending and timing of maintenance fee payments on unsold inventory, partially offset by higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable.
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending Less Than Cost of Sales

	Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018
Inventory spending	$(201)	$(76)
Inventory costs	211	145
Inventory spending less than cost of sales	$10	$69
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item).
Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from our points programs and capital efficient transactions, our spending for real estate inventory remained below the amount of real estate inventory costs in both the first three quarters of 2019 and the first three quarters of 2018. We expect our 2019 full year inventory spending to be lower than our inventory costs, even including payments to satisfy our remaining commitments to purchase vacation ownership units. We entered into these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding our remaining commitments.
Our inventory spending was less than inventory costs in the first three quarters of 2018, even including a payment of $48 million for the acquisition of 78 completed vacation ownership units at our Marriott Vacation Club Pulse, San Francisco resort. During the first three quarters of 2018, inventory spending included $24 million for the acquisition of 20 completed vacation ownership units at our resort in Marco Island, Florida, as well as a deposit of $2 million for the purchase of completed vacation ownership units located in Bali, Indonesia.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.

Vacation Ownership Notes Receivable Collections Less Than Originations

	Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018
Vacation ownership notes receivable collections — non-securitized	$134	$70
Vacation ownership notes receivable collections — securitized	328	174
Vacation ownership notes receivable originations	(681)	(395)
Vacation ownership notes receivable collections less than originations	$(219)	$(151)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the first three quarters of 2019, as compared to the first three quarters of 2018, due to an increase in the portfolio of outstanding vacation ownership notes receivable, including vacation ownership notes receivable acquired as part of the ILG acquisition. Vacation ownership notes receivable originations in the first three quarters of 2019 increased due to higher Legacy-MVW contract sales and the inclusion of Legacy-ILG contract sales in 2019. Financing propensity was slightly lower at 66 percent for the first three quarters of 2019 and 67 percent for the first three quarters of 2018.
Cash from Investing Activities

	Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018
Acquisition of a business, net of cash and restricted cash acquired	$—	$(1,393)
Capital expenditures for property and equipment (excluding inventory)	(32)	(17)
Proceeds from collection of notes receivable	38	—
Purchase of company owned life insurance	(5)	(13)
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	$1	$(1,423)
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
In the first three quarters of 2019, capital expenditures for property and equipment of $32 million included $19 million to support business operations (including $9 million for ancillary and other operations assets and $10 million for sales locations) and $13 million for technology spending.
In the first three quarters of 2018, capital expenditures for property and equipment of $17 million included $13 million to support business operations (including $7 million for ancillary and other operations assets and $6 million for sales locations) and $4 million for technology spending.
Proceeds from Collection of Notes Receivable
During the first three quarters of 2019, we collected $23 million of notes receivable related to the disposition of our interest in VRI Europe in the fourth quarter of 2018. In addition, we collected a $15 million note receivable acquired in the ILG Acquisition.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. During the first three quarters of 2019, we paid $5 million to acquire these policies as compared to $13 million during the first three quarters of 2018.

Cash from Financing Activities

	Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018
Borrowings from securitization transactions	$631	$423
Repayment of debt related to securitization transactions	(673)	(264)
Proceeds from debt	495	1,650
Repayments of debt	(308)	(53)
Finance lease payment	(11)	—
Debt issuance costs	(11)	(34)
Repurchase of common stock	(342)	(2)
Payment of dividends	(61)	(32)
Payment of withholding taxes on vesting of restricted stock units	(11)	(17)
Other, net	1	—
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	$(290)	$1,671
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
As of September 30, 2019, $247 million of gross vacation ownership notes receivable were eligible for securitization.
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
On October 10, 2019, subsequent to the third quarter of 2019, we completed the securitization of a pool of $315 million of vacation ownership notes receivable. Approximately $236 million of the vacation ownership notes receivable were purchased on October 10, 2019 by the 2019-2 LLC, and we expect the remaining vacation ownership notes receivable to be purchased by the 2019-2 LLC prior to March 31, 2020. The 2019-2 LLC holds the remaining proceeds, which will be released as the remaining vacation ownership notes receivable are purchased. On November 7, 2019, an additional $44 million of the remaining vacation ownership notes receivable were purchased and $42 million was released from restricted cash. Any funds not used to purchase vacation ownership notes receivable will be returned to the investors. Three classes of vacation ownership loan backed notes were issued by the 2019-2 LLC: $232 million of Class A Notes, $54 million of Class B Notes and $23 million of Class C Notes. The Class A Notes have an interest rate of 2.22 percent, the Class B Notes have an interest rate of 2.44 percent and the Class C Notes have an interest rate of 2.68 percent, for an overall weighted average interest rate of 2.29 percent.
During the third quarter of 2019, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $67 million. The advance rate was 85 percent, which resulted in gross proceeds of $57 million. Net proceeds were $57 million due to the funding of reserve accounts of less than $1 million.
During the first quarter of 2019, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $146 million. The advance rate was 85 percent, which resulted in gross proceeds of $124 million. Net proceeds were $123 million due to the funding of reserve accounts of $1 million.

Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
During the first three quarters of 2019, we borrowed $495 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, $270 million of which has been repaid, and had $225 million outstanding as of September 30, 2019. During the first three quarters of 2019, we also repaid $7 million of the amount outstanding under the Term Loan, which is part of our Corporate Credit Facility. See Footnote 14 “Debt” to our Financial Statements for additional information regarding our Corporate Credit Facility that includes our Revolving Corporate Credit Facility and the Term Loan.
Finance Lease Payment
During the third quarter of 2019, in conjunction with the acquisition of the 78 completed vacation ownership units at our Marriott Vacation Club Pulse, San Francisco resort, we acquired the accompanying sales gallery for $10 million.
Debt Issuance Costs
During the first three quarters of 2019, we paid $11 million of debt issuance costs, which included $6 million associated with the 2019-1 vacation ownership notes receivable securitization and $5 million associated with the issuance of the 2028 Notes on October 1, 2019, subsequent to the third quarter of 2019.
During the first three quarters of 2018, we paid $34 million of debt issuance costs, which included $13 million associated with the Term Loan, $9 million associated with the issuance of Senior Unsecured Note, $6 million associated with the 2018 vacation ownership notes receivable securitization, $4 million associated with our Revolving Corporate Credit Facility, $1 million associated with the amendment and extension of our Warehouse Credit Facility and $1 million associated with the issuance of the Exchange Notes.
Repayment of Other Debt
During the first three quarters of 2019, we paid the remaining balance of $31 million on the non-interest bearing note payable related to the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii in 2017.
During the first three quarters of 2018, we paid $33 million on the non-interest bearing note payable related to the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii in 2017.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2018	11,687,774	$793	$67.85
For the first three quarters of 2019	3,667,175	342	93.24
As of September 30, 2019	15,354,949	$1,135	$73.91
See Footnote 15 “Shareholders' Equity” to our Financial Statements for further information related to our share repurchase program.
Dividends
We distributed cash dividends to holders of common stock during the first three quarters of 2019 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 6, 2018	December 20, 2018	January 3, 2019	$0.45
February 15, 2019	February 28, 2019	March 14, 2019	$0.45
May 9, 2019	May 23, 2019	June 6, 2019	$0.45
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
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of September 30, 2019:

		Payments Due by Period
($ in millions)	Total	Remainder of 2019	Years 2020 - 2021	Years 2022 - 2023	Thereafter
Contractual Obligations
Debt(1)	$4,918	$324	$777	$1,105	$2,712
Purchase obligations(2)	408	24	368	15	1
Operating lease obligations	194	8	51	34	101
Finance lease obligations(3)	14	1	13	—	—
Other long-term obligations(4)	45	7	28	6	4
Total contractual obligations	$5,579	$364	$1,237	$1,160	$2,818
_________________________

(1)	Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.

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
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than changes in control over financial reporting to integrate the business we acquired in the ILG Acquisition. In the third quarter of 2019 we migrated the acquired portion of the Vacation Ownership segment to our existing general ledger system.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 other than as disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2019 – July 31, 2019	403,499	$98.32	403,499	4,663,772
August 1, 2019 – August 31, 2019	548,848	$90.83	548,848	4,114,924
September 1, 2019 – September 30, 2019	356,020	$105.22	356,020	3,758,904
Total	1,308,367	$97.06	1,308,367	3,758,904
_________________________

(1)
On July 30, 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. As of September 30, 2019, our Board of Directors had authorized the repurchase of an aggregate of up to 19.4 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Indenture, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	8/23/2018
4.5	Supplemental Indenture, dated September 1, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.7	9/5/2018
4.6	Form of 6.500% Senior Note due 2026 (included as Exhibit A to Exhibit 4.4 above)		8-K	4.1	8/23/2018
4.7	Registration Rights Agreement, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	4.3	8/23/2018
4.8	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.9	Indenture, dated as of September 4, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and HSBC Bank USA, National Association, as trustee		8-K	4.1	9/5/2018
4.10	Form of 5.625% Senior Note due 2023 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.1	9/5/2018
4.11	Registration Rights Agreement, dated as of September 4, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, Marriott Vacations Worldwide Corporation, as a guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC		8-K	4.3	9/5/2018
4.12	Indenture, dated April 10, 2015, among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto and HSBC Bank UA, National Association, as trustee		8-K(1)	4.1	4/10/2015
4.13	Form of Interval Acquisition Corp. 5.625% Senior Note due 2023 (included as Exhibit A to Exhibit 4.12 above)		8-K(1)	4.1	4/10/2015
4.14	Supplemental Indenture, dated as of June 29, 2016, among Interval Acquisition Corp., certain subsidiary guarantors and HSBC Bank USA, National Association		8-K(1)	4.1	7/1/2016
4.15	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.16	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.15 above)		8-K	4.2	10/1/2019
4.17	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
(1)	Filing made by ILG, LLC under SEC File No. 001-34062.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

November 12, 2019	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial and Administrative Officer