Form 10-K
period 2019-12-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2020-03-02
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35219

Marriott Vacations Worldwide Corporation
(Exact name of registrant as specified in its charter)

Delaware			45-2598330
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
6649 Westwood Blvd.	Orlando	FL	32821
(Address of principal executive offices)			(Zip Code)

Registrant’s Telephone Number, Including Area Code (407) 206-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value		VAC	New York Stock Exchange
41,394,819	shares outstanding as of February 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2019, was $4,155,090,736.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
Brand names, trademarks, service marks and trade names that we own or license from Marriott International, Inc. or its affiliates (“Marriott International”) include Marriott Vacation Club®, Marriott Vacation Club DestinationsTM, Marriott Vacation Club PulseSM, Marriott Grand Residence Club®, Grand Residences by Marriott®, The Ritz-Carlton Destination Club®, Westin®, Sheraton®, (and to a limited extent) St. Regis® and The Luxury Collection®. Marriott International’s affiliates include Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) and The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”). We also refer to Marriott International’s Marriott Bonvoy® customer loyalty program, which replaced the Marriott Rewards®, Starwood Preferred Guest® or SPG®, and The Ritz-Carlton Rewards® customer loyalty programs, as “Marriott Bonvoy.” “Hyatt Vacation Ownership” business refers to our group of businesses using the Hyatt® brand in the vacation ownership business pursuant to an exclusive, global master license agreement with a subsidiary of Hyatt Hotels Corporation (“Hyatt”). We also refer to Hyatt’s World of Hyatt® customer loyalty program as “World of Hyatt.”
On September 1, 2018 (the “Acquisition Date”), we completed the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. The Financial Statements in this report for fiscal year 2018 include ILG’s results of operations from the Acquisition Date through December 31, 2018 and reflect the financial position of our combined company at December 31, 2018. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.” See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for more information on the ILG Acquisition.
By referring to our corporate website, www.marriottvacationsworldwide.com, or any other website, we do not incorporate any such website or its contents in this Annual Report.
Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below, rather than the corresponding calendar year. Beginning with 2017, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Prior to 2017, our fiscal year was a 52 or 53 week fiscal year that ended on the Friday nearest to December 31.

Fiscal Year	Fiscal Year-End Date	Number of Days
2019	December 31, 2019	365
2018	December 31, 2018	365
2017	December 31, 2017	366
2016	December 30, 2016	364
2015	January 1, 2016	364

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
PART I
Item 1.        Business
Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental and resort and property management, along with related businesses, products and services. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton, Westin, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension of the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. We have a license to use the St. Regis brand for specified fractional ownership products.
Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management. We were incorporated in Delaware in June 2011 and have been an independent public company since our November 2011 spin-off from Marriott International (the “Marriott Spin-Off”).

	2019
($ in millions)	Segment Revenue	% of Segment Revenue
Vacation Ownership	$3,869	89%
Exchange & Third-Party Management	454	11%
Total Segment Revenue	$4,323	100%
Acquisition of ILG
On September 1, 2018, we completed the acquisition of ILG. The businesses acquired that are currently operated by the Company as part of its Vacation Ownership business include Hyatt Vacation Ownership (“HVO”) and Vistana Signature Experiences (“Vistana”), which includes vacation ownership products branded as Sheraton or Westin. The businesses acquired that are currently operated by the Company as part of its Exchange & Third-Party Management business include Aqua-Aston Hospitality, Interval International, Trading Places International, and Vacation Resorts International.

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
To enhance the flexibility and appeal of their products, many vacation ownership developers affiliate their projects with vacation ownership exchange service providers so that owners may exchange their rights to use the developer’s resorts in which they have purchased an interest for accommodation at other resorts in the exchange service provider’s broader network of properties. The two leading exchange service providers are Interval International, our subsidiary, and RCI, LLC, a subsidiary of Wyndham Destinations, Inc. (“RCI”). Interval International’s network includes nearly 3,200 resorts, and RCI’s network includes over 6,000 affiliated resorts, as identified on RCI’s website.
According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2018, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing more than 200,000 units. According to ARDA, sales in the U.S. market were approximately $10.2 billion in 2018. We believe there is considerable potential for further growth in the industry both in the U.S. and globally.

License Agreements and Intellectual Property
In connection with the Marriott Spin-Off, we entered into a License, Services, and Development Agreement (the “Marriott License Agreement”) with Marriott International and a License, Services, and Development Agreement (the “Ritz-Carlton License Agreement”) with The Ritz-Carlton Hotel Company, a subsidiary of Marriott International. Under these long-term license agreements that expire between 2090 and 2096, we are granted the exclusive right, for the terms of the license agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business, and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business.
In connection with our acquisition of ILG, we became the exclusive licensee for the Sheraton and Westin brands in vacation ownership. Our license agreements for these brands grant us the exclusive right, for the terms of the license agreements, to use certain Sheraton and Westin marks and intellectual property in our vacation ownership business, and the right to use the St. Regis brand for specified fractional ownership products. In addition, we assumed a license agreement with Hyatt that grants us the exclusive global use of the Hyatt brand in connection with the Hyatt Vacation Ownership business. Our license agreement with Hyatt was amended and restated effective January 2020.
We operate in a highly competitive industry and our brand names, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products and services. We believe that our licensed brand names and other intellectual property represent high standards of quality, caring, service and value to our customers and the traveling public. We register and protect our intellectual property where we deem appropriate and otherwise seek to protect against its unauthorized use.
Licensor Customer Loyalty Programs
Under our affiliation agreements with Marriott International and its affiliates, our owners who are Marriott Bonvoy members generally have the ability to redeem their vacation ownership usage rights to access participating Marriott-, Sheraton-, and Westin-branded properties or other products and services offered through the program.
Through our relationship with Hyatt, our owners who are members of the World of Hyatt customer loyalty program generally have the ability to redeem their vacation ownership usage rights to access participating Hyatt-branded properties or other products and services offered through the program.
Business Strategy
Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. To achieve this goal, we are pursuing the following initiatives:
Drive profitable revenue growth
We intend to continue to generate growth in vacation ownership sales by leveraging our globally recognized brand names and targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations. We expect to continue to generate growth through our integrated platform that provides exclusive access to the world-class loyalty programs of Marriott International and Hyatt. We will also continue to focus on our over 660,000 owners around the world. We are concentrating on growing our tour flow cost effectively as we seek to grow first-time buyer tours through our strategy that emphasizes new sales locations and new marketing channels, including digital and social media marketing. As the vacation ownership business continues to grow sales and we add new resorts, our vacation ownership revenue streams from consumer financing, management fees, rentals and ancillary services are expected to grow.
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
Maximize cash flow and optimize our capital structure, including by selectively pursuing capital efficient vacation ownership deal structures
Through the use of our points-based products, we are able to more closely match inventory investment with sales pace and reduce inventory levels, thereby generating strong cash flows over time. Limiting the amount of completed inventory on hand and pursuing capital efficient vacation ownership inventory arrangements enable us to reduce the maintenance fees that we pay on unsold inventory and improve returns on invested capital and liquidity. In addition, we reacquire previously sold vacation ownership interests at lower costs than would be required to develop new inventory which increases margins on our sales of vacation ownership interests.

We expect to maintain an attractive leverage profile. We intend to meet our ongoing liquidity needs through cash on hand, operating cash flow, our $600 million revolving credit facility (the “Revolving Corporate Credit Facility”), our $350 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”), and continued access to the asset-backed securities (“ABS”) term financing market. We believe this will enable us to maintain a level of liquidity that ensures financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning excess capital to shareholders.
Enhance digital capabilities
A key area of focus for us is the expansion of digital tools to drive more efficient digital marketing and enhance user experience for our owners. We intend to engage in data driven approaches to digital marketing, which we believe will lead to efficiencies in our cost of marketing. We also believe making new and enhanced digital tools available to our owners presents revenue and cost reduction opportunities.
Focus on the satisfaction of our owners and guests as well as the engagement of our associates
We provide high-quality vacation experiences to our owners and guests around the world and we believe that maintaining a high level of engagement across all of our customer groups is key to our success. We intend to maintain and improve their satisfaction with our products and services, which drives incremental sales as customers choose to spend more time at our resorts. Because our owners and guests are our most cost-effective vacation ownership sales channels, we intend to continue to leverage our strong customer satisfaction to drive higher margin sales volumes. We intend to provide innovative offerings in new destinations to meet the needs of current and future customers and intend to develop new offerings to attract the next generation of travelers looking for a greater variety of experiences with the high quality standards expected from brands they trust.
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
Transform our business in connection with the integration of the ILG Acquisition
As we continue to integrate the ILG businesses, we are simultaneously working to develop new growth channels and streamline our business processes through technology. We are focused on integrating functions, leveraging strengths across our businesses, and pursuing transformational opportunities that can further differentiate us from our competitors. We intend to advance our company analytics to encourage greater points utilization, provide enhanced resort experiences, and create more relevant and high value targeted leads for tour offers and vacation options. This is a multi-year process that is designed to achieve cost savings synergies and increase revenue opportunities.
Selectively pursue compelling new business opportunities
We are positioned to explore new business opportunities, such as the continued enhancement of our exchange programs, new management affiliations and acquisitions of existing vacation ownership and related businesses. We intend to selectively pursue these types of opportunities, focusing on those opportunities that drive recurring revenue and profit streams. Prior to entering into any new business opportunity, we will evaluate its strategic fit and assess whether it is complementary to our current business, has strong expected financial returns and complements our existing competencies.
Competitive Strengths
A leading global vacation ownership company
We are one of the world’s largest vacation ownership companies, based on number of owners, members, number of resorts and revenues. We believe our scale and global reach, coupled with our renowned brands and development, marketing, sales, exchange and management expertise, help us achieve operational efficiencies and support future growth opportunities. Our size allows us to provide owners with the flexibility of a wide variety of experiences within our high-quality resort portfolio, coupled with the ease and certainty of working with a single trusted provider. We also believe our size helps us obtain better financing terms from lenders, achieve operational cost savings from our increased scale, and attract talented management and associates. Our Interval International network includes members and resorts from our Marriott, Westin, Sheraton and Hyatt clubs that can attract developers and homeowners associations to affiliate with the network and provide an opportunity for their owners to exchange into our branded resorts.

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
Premier global brands with access to expansive customer bases
We believe that our exclusive licenses with Marriott International and Hyatt for premier global brands in the vacation ownership business provide us with a meaningful competitive advantage. Through seven brands that we license from Marriott International for use in vacation ownership, we benefit from exclusive long-term access to the 125 million members in the Marriott Bonvoy loyalty program as of December 31, 2019. Through our relationship with Hyatt, we benefit from access to members of the World of Hyatt loyalty program, which includes over 22 million members as of December 31, 2019. We believe our access to guests with an affinity for our brands aids our marketing efforts and significantly enhances our ability to drive future sales, as we predominantly generate vacation ownership interest sales through brand loyalty-affiliated sales channels. We expect to continue to leverage our exclusive call transfer arrangements, on-site marketing at Marriott branded hotels, and use of certain exclusive marketing rights to increase sales across all of our Marriott-affiliated vacation ownership properties.
Loyal, highly satisfied customers
We have a large, highly satisfied customer base. Owner satisfaction is evidenced both by positive survey responses and by the fact that our average resort occupancy for our Vacation Ownership segment was approximately 88 percent in 2019, higher than the overall vacation ownership industry average. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn generates higher revenues.
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
Long-standing track record, experienced management and engaged associates
We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. Our seasoned management team is led by Stephen P. Weisz, our President and Chief Executive Officer. Mr. Weisz has served as President of our company since 1996 and has over 45 years of combined experience at Marriott International and Marriott Vacations Worldwide. William J. Shaw, the Chairman of our Board of Directors, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and spent nearly 37 years with Marriott International. Our eleven executive officers have an average of nearly 30 years of total combined experience at Marriott Vacations Worldwide, our subsidiary companies, and Marriott International. We believe our management team’s extensive public company and vacation ownership industry experience has enabled us to achieve solid operating results and will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Our management’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones.
Engaged associates delivering high levels of customer service driving repeat customers
We believe that our associates provide superior customer service and this dedication to serving the customer enhances our competitive position. Approximately 65 percent of our vacation ownership contract sales in 2019 were to existing owners, which enabled them to enjoy longer stays and have greater flexibility in their vacation choices. Sales to existing owners typically have significantly lower sales and marketing costs than sales to new owners. We leverage outstanding associate engagement and strong corporate culture to deliver positive customer experiences in sales, marketing, exchange, management and resort operations.

We survey our associates regularly through an external survey provider to understand their satisfaction and engagement, defined as how passionate employees are about the company’s mission and their willingness to “go the extra mile” to see it succeed. We have historically ranked highly compared to other companies participating in such surveys.
VACATION OWNERSHIP SEGMENT
Our Vacation Ownership segment develops, markets, sells, rents, and manages vacation ownership and related products under our licensed brands. Our vacation ownership resorts typically combine many of the comforts of home, such as spacious accommodations with one, two and three bedroom options, living and dining areas, in-unit kitchens and laundry facilities, with resort amenities such as large feature swimming pools, restaurants and bars, convenience stores, fitness facilities and spas, as well as sports and recreation facilities appropriate for each resort’s unique location.
As of December 31, 2019, our Vacation Ownership segment had more than 100 resorts and over 660,000 owners and members. The Vacation Ownership segment represented 89 percent of our consolidated revenue for 2019.

($ in millions)	2019 Vacation Ownership Segment Revenues
Sale of vacation ownership products	$1,390
Resort management and other services	509
Rental	562
Financing	271
Cost reimbursements	1,137
TOTAL REVENUES	$3,869
Brands
We design, build, manage and maintain our properties at upper upscale and luxury levels primarily under the following brands:
Marriott Vacation Club is a collection of upper upscale vacation ownership programs with a diverse portfolio of resorts and timeshare villas and other accommodations throughout the U.S., Caribbean, Europe, Asia, and Australia. Marriott Vacation Club provides owners and their families with the flexibility to enjoy a wide variety of vacation experiences that are characterized by the consistent high quality and warm hospitality for which the Marriott name has become known. Marriott Vacation Club Pulse, a brand extension of Marriott Vacation Club, offers properties in the heart of vibrant cities, including San Francisco and New York City, among others. Because of their urban locations, Marriott Vacation Club Pulse properties typically offer limited on-site amenities and may include smaller guest rooms without separate living areas and kitchens.
Sheraton Vacation Club provides enriching and unexpected vacation experiences in fun family destinations like Florida, South Carolina and Colorado. This collection of Sheraton-branded upper upscale vacation ownership resorts allows owners and guests to relax, play and experience what the world has to offer. Sheraton Vacation Club resorts are part of the Vistana Signature Network.
Westin Vacation Club is a collection of Westin-branded upper upscale vacation ownership resorts located in some of the most sought-after destinations and designed with well-being in mind. From the world-renowned Heavenly Bed to an energizing WestinWORKOUT and revitalizing Heavenly Spa treatments, every element of a vacation stay is created to leave owners and guests feeling better than when they arrived. Westin Vacation Club resorts are part of the Vistana Signature Network.
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
The Ritz-Carlton Destination Club is a vacation ownership program that provides luxurious vacation experiences for members and their families commensurate with the legacy of The Ritz-Carlton brand. The Ritz-Carlton Destination Club resorts include luxury villas and resort amenities that offer inspirational vacation lifestyles tailored to every member’s needs and expectations. The Ritz-Carlton Destination Club resorts typically feature two, three and four bedroom units that usually include marble foyers, walk-in closets, custom kitchen cabinetry and luxury resort amenities such as large feature swimming pools and access to full service restaurants and bars. On-site management and services, which usually include daily housekeeping service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, are provided by The Ritz-Carlton Hotel Company.
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
St. Regis Residence Club and The Luxury Collection offer luxury real estate and distinctive privileges to members who embrace the art of living in unforgettable destinations. For connoisseurs who desire the finest in luxury living, magnificent residences exude the timeless grandeur and glamour synonymous with the illustrious past of the St. Regis brand.
Hyatt Residence Club is a vacation ownership program that provides flexible access to global travel experiences through a diverse portfolio of boutique upper upscale residential-style retreats. Set in unique destinations from Maui, Carmel and Aspen to Sedona, San Antonio and Key West, Hyatt Residence Club resorts deliver genuine Hyatt care.
Products
Points-Based Vacation Ownership Products
We sell the majority of our products through points-based ownership programs, including Marriott Vacation Club, Sheraton Flex, Westin Flex, Westin Aventuras, and the Hyatt Residence Club Portfolio Program. While the structural characteristics of each of our points-based programs differ, in each program, owners receive an annual allotment of points representing owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexibility with respect to check-in days and size of accommodations. In addition to traditional resort stays, the programs enable our owners to exchange their points for a wide variety of innovative vacation experiences, which may include cruises, airline travel, guided tours, safaris and other unique vacation alternatives. Members of our points-based programs typically pay annual fees in exchange for the ability to participate in the program. In addition to points-based ownership programs that allow owners to access multiple destinations within a single program, we offer points programs at certain resorts in St. John and Hawaii that allow owners to access that particular single site using points in a similar use fashion to the other points based products.
Our points programs allow owners to bank and borrow their annual point allotments, access other locations through the applicable internal exchange programs that we operate, and access Interval International’s network of nearly 3,200 affiliated resorts. Owners can also trade their vacation ownership usage rights for Marriott Bonvoy points or World of Hyatt points, as applicable, which can be used to access participating hotels or redeemed for airline miles or other merchandise offered through such customer loyalty program. Our points-based products offer usage in perpetuity or for a term of years, and may consist of real estate interests or a contractual right-to-use.
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
Global Exchange Opportunities
We offer our existing Marriott Vacation Club owners who hold weeks-based products the opportunity to participate, on a voluntary basis, in Marriott Vacation Club Destinations (“MVCD”), an exchange program through which many of MVCD’s vacation experiences are offered. All existing owners, whether or not they elect to participate in the MVCD exchange program, retain their existing rights and privileges of vacation ownership. Owners who elect to participate in the exchange program receive the ability to trade their weeks-based interval usage for vacation club points usage each year, typically subject to payment of an initial enrollment fee and annual club dues. As of the end of 2019, approximately 185,000 weeks-based owners have enrolled approximately 292,000 weeks in MVCD’s exchange program since its launch in 2010, with more than 234,000 total owners able to use points.

The Vistana Signature Network (“VSN”) provides Westin Vacation Club and Sheraton Vacation Club owners access to its affiliated resorts as well as the opportunity to exchange their points through the new Marriott Bonvoy program to Marriott resorts, through the Interval International network, or for a cruise. Based on the point value of the home resort interest owned, customers can choose other VSN affiliated resorts, the type of villa, the date of travel and the length of stay. VSN members have a four-month period in which they have exclusive occupancy rights at the related resort or points program without competition from other network members. During this home resort period, they can reserve occupancy based on the season and unit type purchased. As of December 31, 2019, VSN included more than 187,000 members.
Hyatt Residence Club provides its owners internal exchange rights among Hyatt Residence Club resorts as well as the opportunity to trade their club points for World of Hyatt points which may be redeemed at participating Hyatt branded properties and exchanged through the Interval International network. Owners will receive Hyatt Residence Club points if they have not reserved at their home resort or through its points program during their allotted preference period or if they elect to convert to points earlier. As of December 31, 2019, this points-based membership exchange system served more than 32,000 owners.
Sources of Revenue
We generate most of our revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs, and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
Rental
We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs or as residences, or inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs. By using Marriott.com and other direct booking channels to rent available inventory, we are able to reach potential new members that may already have an affinity for and loyalty to the Marriott, Ritz-Carlton, Sheraton and Westin brands and introduce them to our products.
Marketing and Sales Activities
We sell our upper upscale tier vacation ownership products under our brands primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. Our vacation ownership interests are currently marketed for sale throughout the United States and in over 25 countries around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2019, over 90 percent of our vacation ownership contract sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando and our network of third-party brokers in Latin America and Europe. We have more than 85 global sales locations focused on the sale of vacation ownership interests. We utilize a number of marketing channels to attract qualified customers to our sales locations, including digital and social media marketing.
We solicit our existing owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service centers located in Salt Lake City, Utah, Orlando, Florida, and Palm Springs, California. In 2019, approximately 65 percent of our vacation ownership contract sales were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours through our strategy that emphasizes adding new sales locations and new marketing channels.

We also market to existing Marriott and Hyatt customer loyalty program members and travelers who are staying in locations where we have like-branded resorts. We market extensively to guests in Marriott International or Hyatt hotels that are located near one of our sales locations. We also market through call transfer arrangements with Marriott International pursuant to which callers to certain of its reservation centers are asked if they would like to be transferred to one of our representatives that can tell them about our products. In addition, we operate other local marketing venues in various high-traffic areas. A significant part of our direct marketing activities are focused on prospects in the Marriott and Hyatt customer loyalty program databases and our in-house databases of qualified prospects. We offer guests who do not buy a vacation ownership interest during their initial tour the opportunity to purchase a return package for a future stay at our resorts. These return guests are nearly twice as likely to purchase as a first-time visitor.
One of our key areas of focus is expanding our use of social media and digital marketing channels. We are focused on building stronger brand reputation associations via social media audience growth, community engagement, and data driven content marketing.
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
We believe consumers place a great deal of trust in the Marriott, Westin, Sheraton, Ritz-Carlton and Hyatt brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a prominent presence on the www.marriott.com, www.ritzcarlton.com and www.hyatt.com websites. Our proprietary sites include www.marriottvacationsworldwide.com, www.marriottvacationclub.com, www.ritzcarltonclub.com, www.vistana.com, www.theresidenceclub.com, and www.hyattresidenceclub.com.
Inventory and Development Activities
We secure inventory by building additional phases at our existing resorts, repurchasing previously sold inventory in the secondary market, repurchasing inventory as a result of owner loan or maintenance fee defaults, or developing or acquiring inventory at resorts in strategic markets. We proactively buy back previously sold vacation ownership interests under our repurchase programs at lower costs than would be required to develop new inventory. Efficient use of our capital is also achieved through our points-based business model, which allows us to supply many sales locations with new inventory sourced from a small number of resort locations.
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
Approximately a quarter of our Vacation Ownership segment resorts are co-located with same-branded hotel properties. Co-location of our resorts with same-branded hotels can provide several advantages from development, operations, customer experience and marketing perspectives, including sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. The larger campus of an integrated vacation ownership and hotel resort often can afford our owners more varied and elaborate amenities than those that would generally be available at a stand-alone resort. Shared infrastructure can also reduce our overall development costs for our resorts on a per unit basis. Integration of services and sharing staff and other expenses can lower overhead and operating costs for our resorts. Our on-site access to hotel customers, including customer loyalty program members, who are visiting co-located hotels also provides us with a cost-effective marketing channel for our vacation ownership products.
Co-located resorts require cooperation and coordination among all parties and are subject to cost sharing and integration agreements among us, the applicable property owners’ association and managers and owners of the co-located hotel. Our license agreements with Marriott International and Hyatt allow for the development of co-located properties in the future, and we intend to opportunistically pursue co-located projects with them.

Owners generally can offer their vacation ownership interests for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. However, owners who purchase vacation ownership interests on the secondary market typically do not receive all of the benefits that owners who purchase products directly from us receive. When an owner purchases a vacation ownership interest directly from us or a resale on the secondary market, the owner receives certain entitlements that are tied to the underlying vacation ownership interest, such as the right to reserve a resort unit that underlies their vacation ownership interest in order to occupy that unit or exchange its use for use of a unit at another resort through an external exchange service provider, as well as benefits that are incidental to the purchase of the vacation ownership interest. However, the purchaser on the secondary market may not be entitled to receive certain incidental benefits such as full access to our internal exchange programs or the right to trade their usage rights for Marriott Bonvoy points. Additionally, many of our vacation ownership interests provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal when it is advantageous for us to do so, whether due to pricing, desire for the particular inventory, or other factors. All owners, whether they purchase directly from us or on the secondary market, are responsible for the annual maintenance fees, property taxes and any assessments that are levied by the relevant property owners’ association, as well as any exchange service membership dues or service fees.
Management Activities
We enter into a management agreement with the property owners’ association or other governing body at our resorts and, when a trust holds interests in resorts, with the trust’s governing body. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of the budgeted costs to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, which are principally payroll-related costs at the locations where we employ the associates providing on-site services.
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

If an owner defaults in payment of maintenance fees or other assessments, the property owners’ association typically has the right to foreclose on or revoke the defaulting owner’s vacation ownership interest. We have arrangements with several property owners’ associations to assist in reselling foreclosed or revoked vacation ownership interests in exchange for a fee, or to reacquire such foreclosed or revoked vacation ownership interests from the property owners’ associations.
Consumer Financing
We offer purchase money financing for purchasers of our vacation ownership products who meet our underwriting guidelines. By offering or eliminating financing incentives and modifying underwriting standards, we have been able to increase or decrease the volume of our financing activities depending on market conditions. We are not providing financing to buyers of our residential products. We generally do not face competition in our consumer financing business to finance sales of vacation ownership products.
In 2019, our financing propensity was 63 percent and the average loan originated by us for vacation ownership products totaled approximately $26,800, which represented 76 percent of the average purchase price. We require a minimum down payment of 10 percent of the purchase price, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for originated loans in 2019 was 13.05 percent and the average term was 11 years. Interest rates are fixed and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for an owner who received a loan in 2019 was $396. We do not impose any prepayment penalties.
In 2019, approximately 94 percent of our loans were used to finance U.S.-based products. In our North America business, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2019, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 736; 73 percent had a credit score of over 700, 89 percent had a credit score of over 650 and 97 percent had a credit score of over 600.
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
We securitize the majority of the consumer loans we originate in support of our vacation ownership business. Historically, we have sold these loans to institutional investors in the ABS market on a non-recourse basis. These vacation ownership notes receivable securitizations provide funding for us at interest rates similar to those available to companies with investment grade credit ratings, and transfer the economic risks and substantially all the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. During 2019, we completed three securitization transactions, which are discussed in detail in Footnote 13 “Securitized Debt” to our Financial Statements. On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize eligible consumer loans derived from certain branded vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which we intend to continue to complete at least once per year. Since 2000, we have issued over $6 billion of debt securities in securitization transactions in the ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.

Our Resorts
As of December 31, 2019, our portfolio consisted of more than 100 properties with over 20,000 vacation ownership villas, also referred to as units, in the following locations.
Vacation Ownership
Mainland U.S. and Hawaii

	# of Resorts		# of Resorts		# of Resorts
Arizona	5	Massachusetts	1	South Carolina	10
California	14	Missouri	1	Texas	1
Colorado	13	Nevada	2	Utah	2
Florida	23	New Jersey	1	Virginia	1
Hawaii	12	New York	2	Washington, D.C.	1
Caribbean and Mexico

	# of Resorts		# of Resorts
Aruba	2	U.S. Virgin Islands	3
Bahamas	1	West Indies	1
Puerto Rico	1	Mexico	3
Europe and Asia Pacific

	# of Resorts		# of Resorts
France	1	Indonesia	1
Spain	3	Thailand	3
United Kingdom	1	Australia	1
Brands

# of Resorts
Marriott Vacation Club	61
Sheraton Vacation Club	9
Westin Vacation Club	12
Grand Residences by Marriott	2
The Ritz-Carlton Club	5
St. Regis Residence Club and The Luxury Collection	3
Hyatt Residence Club	16
Other	2
110
Hotels

Location
Sheraton Kauai Resort	Kauai, HI
The Westin Resort & Spa, Cancun*	Cancun, Mexico
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico
Hyatt Highlands Inn	Carmel, CA
*A portion of this hotel is comprised of vacation ownership units.

EXCHANGE & THIRD-PARTY MANAGEMENT SEGMENT
Our Exchange & Third-Party Management segment includes exchange networks and membership programs comprised of nearly 3,200 resorts in over 80 nations and nearly two million members, as well as management of over 170 other resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International and Aqua-Aston. The segment revenue generally is fee-based and derived from membership, exchange and rental transactions, property and owners’ association management, and other related products and services. The Exchange & Third-Party Management segment represented 10 percent of our consolidated revenue for 2019.

($ in millions)	2019 Exchange & Third-Party Management Segment Revenues
Management and exchange	$298
Rental	61
Financing	4
Cost reimbursements	91
TOTAL REVENUES	$454
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
Our traditional Interval International network members have the option, after their initial membership period ends, to renew their memberships for terms ranging from one to five years and paying their own membership fees directly to us. Alternatively, some resort developers incorporate the Interval International network membership fee into certain annual fees they charge to owners of vacation ownership interests at their resorts or vacation ownership clubs. As a result, membership in the Interval International network and, where applicable, the Interval Gold or Interval Platinum program (as described below), for these corporate members is automatically renewed through the period of their resort’s or club’s participation in the Interval International network. As of December 31, 2019, 55 percent of total Interval International network members were traditional members and 45 percent were corporate members.
Interval International recognizes certain of its eligible Interval International network resorts as either a “Select Resort,” a “Select Boutique Resort,” a “Premier Resort,” a “Premier Boutique Resort,” an “Elite Resort” or an “Elite Boutique Resort” based upon the satisfaction of qualifying criteria, inspection, member feedback, and other resort-specific factors. Over 40 percent of Interval International network resorts were recognized as a Select, Select Boutique, Premier, Premier Boutique, Elite or Elite Boutique Resort as of December 31, 2019.
Products and Services
Exchange
Members are offered the ability to exchange usage rights in their vacation ownership interest for accommodations which are generally of comparable trading value to those relinquished, based on factors including location, quality, seasonality, unit attributes and time of relinquishment prior to occupancy.
Getaways
We also offer additional vacation rental opportunities to members of the Interval International network and certain other membership or affinity programs at attractive rates through Getaways. Getaways allow members to rent resort accommodations for a fee, plus applicable taxes. Resort accommodations available as Getaways consist of seasonal oversupply of vacation ownership accommodations within the applicable exchange network, as well as resort accommodations we source specifically for use in Getaways.

Interval Gold and Interval Platinum
Interval International network members may take advantage of one of our two enhanced membership tiers, Interval Gold, or Interval Platinum, each of which provides value-added benefits and services for an additional fee. These benefits and services vary by country of residence, but generally consist of discounts on Getaways, a concierge service, a hotel discount program and Interval Options, a service that allows members to relinquish annual occupancy rights in their vacation ownership interests towards the purchase of various travel products, including hotel, cruise, golf and spa vacations. Members are enrolled in these programs either by resort developers in connection with the initial purchase of their vacation ownership interests or by upgrading their membership directly.
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

Third-Party Management
We provide resort management services for vacation ownership resorts and other third-party vacation property owners through Vacation Resorts International, Trading Places International and Aqua-Aston. Our services may include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets, owners’ association administration, quality assurance and employee training. As of December 31, 2019, we provided third-party management services to over 170 resorts.
Vacation Resorts International and Trading Places International provide management services to vacation ownership resorts pursuant to agreements with terms generally ranging from one to ten years, many of which are automatically renewable. Generally, our management fees are paid by the owners’ association and funded from the annual maintenance fees paid by the individual owners to the association. These maintenance fees represent each owner’s allocable share of the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. The management fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses. We are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. We also offer vacation rental services to these owners’ associations. These rentals are made online directly to consumers through our websites, www.vriresorts.com, and www.tradingplaces.com, through third-party online travel agencies, and through Interval International’s Getaways program.
Aqua-Aston provides management and rental services for condominium owners, hotel owners, and owners’ associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aqua‑Aston directly to manage, market and rent their properties, generally pursuant to short‑term agreements. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Generally, owners’ association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable. Revenue is derived principally from fees for management of the hotel or condominium resort, and owners’ association as well as related rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided internally or through third-party providers to owners including reservations, sales and marketing, property accounting and information technology services.
The success and continued growth of the Aqua-Aston business depends largely on our ability to source vacationers interested in booking vacation properties made available through our rental services. Our sales and marketing team in Honolulu, Hawaii, utilizes a variety of sales, marketing, revenue management and digital marketing initiatives to attract consumers and additional properties to Aqua‑Aston. The team in Hawaii utilizes many channels of distribution including traditional wholesale through tour operators and travel partners, online travel agencies and global distribution systems. In addition, Aqua‑Aston focuses on driving direct business through brand websites and our central reservations office. The sales team covers several market segments from corporate and government/military to travel agents and groups. We offer a variety of leisure accommodations to visitors from around the world through consumer websites such as, www.astonhotels.com, www.aquaresorts.com, www.aquahospitality.com, and www.mauicondo.com.
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
Some laws, regulations and policies may impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau, the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. The collection, use and protection of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States, such as the recently enacted California Consumer Privacy Act (“CCPA”) which became effective January 1, 2020, and in other jurisdictions around the world, such as Europe’s General Data Protection Regulation (the “GDPR”). Other laws, regulations and policies primarily affect one of four areas of our business: real estate development activities; marketing and sales activities; lending activities; and resort management activities.
Real Estate Development Regulation
Our real estate development activities are regulated under a number of different timeshare, condominium and land sales disclosure statutes in many jurisdictions. We are generally subject to laws and regulations typically applicable to real estate development, subdivision, and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance, and taxation. In the United States, these include, with respect to some of our products, the Fair Housing Act and the Americans with Disabilities Act. In addition, we are subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.
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
Human Capital
We recognize that our industry leadership depends in critical part on our continued ability to recruit, motivate, and retain the talented personnel that make up our global workforce. We maintain a set of programs and initiatives designed to attract, develop, retain and engage our associates that is focused on:

•	ensuring competitive, fair, and transparent compensation and benefits offerings;

•	supporting the overall well-being of our associates from a physical, emotional, and social perspective;

•	creating opportunities for associate growth, development, recognition, training, and education; and

•	promoting an inclusive and diverse workplace, where all individuals are respected regardless of their age, race, notional origin, gender, religion, disability, or sexual orientation.
As of December 31, 2019, we had a global workforce consisting of over 22,000 associates. We believe our relations with our associates are very good.

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
Information About Our Executive Officers
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 25, 2020, except where indicated.

Name and Title	Age	Business Experience
Stephen P. Weisz President and Chief Executive Officer	69
Stephen P. Weisz has served as our President since 1996 and as our Chief Executive Officer since 2011; he has also been a member of our Board of Directors since 2011. Mr. Weisz joined Marriott International in 1972. Over his 39-year career with Marriott International, he held a number of leadership positions in the Lodging division, including Senior Vice President of Sales and Marketing and Executive Vice President-Lodging Brands. Mr. Weisz is a past Chairman of the Board of Directors of the American Resort Development Association and also a past Chairman of the Board of Trustees of Children’s Miracle Network.

R. Lee Cunningham Executive Vice President and Chief Operating Officer - Vacation Ownership	60
R. Lee Cunningham has served as our Executive Vice President and Chief Operating Officer - Vacation Ownership since September 2018. From December 2012 to August 2018 he served as our Executive Vice President and Chief Operating Officer. From 2007 to December 2012, he served as our Executive Vice President and Chief Operating Officer – North America and Caribbean. Mr. Cunningham joined our company in 1997 as Vice President of Revenue Management and Owner Service Operations. Mr. Cunningham joined Marriott International in 1982.

Clifford M. Delorey Executive Vice President and Chief Resort Experience Officer	59
Clifford M. Delorey has served as our Executive Vice President and Chief Resort Experience Officer since October 2012. From May 2011 to October 2012, Mr. Delorey served as Vice President of Operations for the Middle East and Africa region for Marriott International. From April 2006 to May 2011, he served as our Vice President of Operations for the East region. Mr. Delorey joined Marriott International in 1981.

John E. Geller, Jr. Executive Vice President and Chief Financial and Administrative Officer	52
John E. Geller, Jr. has served as our Executive Vice President and Chief Financial and Administrative Officer since January 2018. From 2009 to December 2017, he served as our Executive Vice President and Chief Financial Officer. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer.

James H Hunter, IV Executive Vice President and General Counsel	57
James H Hunter, IV has served as our Executive Vice President and General Counsel since November 2011. Prior to that time, he had served as Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994.

Name and Title	Age	Business Experience
Lizabeth Kane-Hanan Executive Vice President and Chief Development and Product Officer	53
Lizabeth Kane-Hanan has served as our Executive Vice President and Chief Development and Product Officer since September 2018. From November 2011 to August 2018, she served as our Executive Vice President and Chief Growth and Inventory Officer. Prior to that time, she had served as our Senior Vice President, Resort Development and Planning, Inventory and Revenue Management and Product Innovation since 2009. Ms. Kane-Hanan joined our company in 2000.

Jeanette Marbert President, Exchange and Third-Party Management	63
Jeanette Marbert has served as our President, Exchange and Third-Party Management since October 2018. She served as President and Chief Executive Officer for the Exchange and Rental Segment of ILG, Inc. from November 2017 until September 2018 and as Executive Vice President from June 2009 until November 2017. She was Chief Operating Officer of ILG, Inc. from August 2008 to November 2017 and served as a Director of ILG, Inc. from February 2015 to May 2016. Ms. Marbert joined Interval International in 1984.

Brian E. Miller Executive Vice President and Chief Marketing, Sales and Service Officer	56
Brian E. Miller has served as our Executive Vice President and Chief Marketing, Sales and Service Officer since October 2018. From November 2011 to September 2018, he served as our Executive Vice President and Chief Sales and Marketing Officer. Prior to that time, he had served as our Senior Vice President, Sales and Marketing and Service Operations since 2007. Mr. Miller joined our company in 1991.

Dwight D. Smith Executive Vice President and Chief Information Officer	59
Dwight D. Smith has served as our Executive Vice President and Chief Information Officer since December 2011. Prior to that time, he served as our Senior Vice President and Chief Information Officer since 2006. Mr. Smith joined Marriott International in 1988.

Ovidio Vitas Executive Vice President and Chief Brand and Digital Strategy Officer	43
Ovidio Vitas has served as our Executive Vice President and Chief Brand and Digital Strategy Officer since February 2019. From September 2018 to February 2019, he served as our Senior Vice President and Chief Brand and Digital Strategy Officer. He joined our company in 2015. From November 2013 to May 2015, Mr. Vitas served as Director, Global Brand Communications at Reebok International Ltd.

Michael E. Yonker Executive Vice President and Chief Human Resources Officer	61
Michael E. Yonker has served as our Executive Vice President and Chief Human Resources Officer since December 2011. Prior to that time, he served as our Chief Human Resources Officer since 2010. Mr. Yonker joined Marriott International in 1983.

Item 1A.    Risk Factors
This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows and/or on the trading prices of our common stock. The risks and uncertainties described in this Annual Report are not the only ones facing us. Additional risks and uncertainties that currently are not known to us or that we currently believe are immaterial also may adversely affect our businesses and operations.

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
The availability of funds for new investments, primarily developing, acquiring or repurchasing vacation ownership inventory, depends in part on liquidity factors and capital markets over which we can exert little, if any, control. We have historically securitized in the ABS market the majority of the U.S. dollar denominated consumer loans that we originate, completing transactions at least once each year for the past several years. Instability in the financial markets could impact the timing and volume of any securitizations we undertake, as well as the financial terms of such securitizations. Any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations. Such deterioration could also impact our ability to renew our Warehouse Credit Facility, which we must do in order to access funds under that facility after December 2021, on terms favorable to us, or at all. Further, any indebtedness we incur, including indebtedness under the Revolving Corporate Credit Facility or the Warehouse Credit Facility, may adversely affect our ability to obtain additional financing. If we are unable to access these sources of funds on acceptable terms, our ability to acquire additional vacation ownership inventory, repurchase VOIs that our owners propose to sell to third-parties, or make other investments in our business could be impaired. In addition, a slowdown in sales of VOIs decreases the sources of new members for our exchange networks, and developers may seek to extend or adjust payment terms with us.
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
In addition, if developers or other third parties are not able to obtain or maintain financing necessary for their operations, we may not be able to enter into capital efficient transactions with third parties. If we are not able to enter into such transactions, we may need to increase inventory investments, which would decrease our financial flexibility.
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
The size of our business increased significantly as a result of the ILG Acquisition. Our future success depends, in part, upon our ability to manage this expanded business, including ILG’s external exchange business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may not be successful or we may not realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the ILG Acquisition.
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
A number of factors may impact the supply and demand of inventory. For example, economic conditions may negatively impact our members’ desire to travel, often resulting in an increase in the number of deposits made as a means of preserving the inventory’s value for exchange at a later date when the member is ready to travel, while reducing the demand for inventory which is then available for exchange. Also, destination-specific factors such as regional health and safety concerns, the occurrence or threat of natural disasters and weather may decrease our members’ desire to travel or exchange to a given destination, resulting in an increased supply of, but a decreased demand for, inventory from this destination. Also, inventory may not be as available because owners are choosing to travel to their home resort/vacation club system or otherwise not depositing with the Interval International network. In these instances, the demand for exchange and Getaway inventory may be greater than the inventory available. Where the supply and demand of inventory do not keep pace, transactions may decrease or we may elect to purchase additional inventory to fulfill the demand, both of which could negatively affect our profits and margin.
Purchaser defaults on the vacation ownership notes receivable our business generates could reduce our revenues, cash flows and profits.
In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of VOIs. Accordingly, we are subject to the risk that purchasers of our VOIs may default on the financing that we provide. The risk of purchaser defaults may increase due to man-made or natural disasters, which cause financial hardship for purchasers. The risk of purchaser defaults may also increase if we do not evaluate accurately the creditworthiness of the customers to whom we extend financing or due to the influence of timeshare relief firms. Purchaser defaults have caused, and may continue to cause us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the vacation ownership notes receivable we have securitized through the

ABS market or the Warehouse Credit Facility. If default rates for our borrowers increase, we have been required, and may in the future be required to increase our reserve on vacation ownership notes receivable.
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
We conduct business globally. International properties and operations expose us to a number of additional challenges and risks, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business:

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
We also derive revenue from sales to customers from outside the United States that are transacted in United States dollars. As a result, our revenues and profits have been, and may in the future be, negatively affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which our customers reside. Any hedging transactions we enter into to mitigate currency exchange risks may not be effective or could have a negative effect on our results of operations.
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
Like other companies, we have experienced cyber security threats to our data and systems, our company sensitive information, and our information technology infrastructure, including malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. For example, in June 2018, we identified forged and fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $10 million resulting from unauthorized third-party access to our email system. During 2018, we recovered $6 million of these funds, and during 2019, we received an additional $3 million from our insurance company as final settlement of our claim. In addition, our licensor, Marriott International, announced in November 2018 that it had experienced a data breach that included our customers’ data. A significant cyber-attack or theft, loss, or fraudulent use of customer, employee or company data maintained by us or by a service provider or licensor could adversely impact our reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers or licensors could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.
Routinely, we partner with and use third-party service providers and products that host, manage, or control sensitive data. The policies, contracts and other controls we rely on to cause contractors and subcontractors to maintain reasonable security to ensure that our data is protected from unauthorized use, alteration, access or disclosure may not have the intended results. The failure by the various third-party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of our businesses, discourage potential users from trying our products and services, breach certain agreements under which we have obligations with respect to network security, and/or result in fines and/or proceedings by governmental agencies, service providers and/or consumers. Any one or all of the foregoing could materially adversely affect our business, financial condition and results of operations.
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
Our operations depend on our ability to maintain existing systems and implement new technologies, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, acts of war or terrorism and other events. System interruption, delays, loss of critical data and any lack of integration and redundancy in our information technology systems and infrastructure may adversely affect our ability to provide services, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Our backup systems only relate to certain aspects of our operations; these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If our information technology systems are disrupted, subject to a cyber-attack or other unauthorized intrusion, become obsolete or do not adequately support our strategic, operational or compliance needs, our business, financial position, results of operations or cash flows may be adversely affected. In addition to financial consequences, disruptions to our information technology systems may materially impact our disclosure controls and procedures and internal control over financial reporting in future periods.
Spanish court rulings invalidating timeshare contracts have increased our exposure to litigation and such litigation may materially adversely affect our business and financial condition.
A series of Spanish court rulings over the past several years invalidating timeshare contracts have increased our exposure to litigation and such litigation may materially adversely affect our business and financial condition. These rulings have invalidated certain timeshare contracts entered into after January 1999 related to certain resorts in Spain if the timeshare structure of those resorts did not meet requirements prescribed by Spanish timeshare laws enacted in 1998, even if the structure was lawful prior to 1998 and adapted to the 1998 laws pursuant to mechanisms specified in the 1998 laws. These rulings have led to an increase in lawsuits by owners seeking to invalidate timeshare contracts in Spain, including a number of such lawsuits filed by owners at certain of our resorts in Spain, some of which have been decided in favor of the owners. If additional owners at our resorts in Spain file similar lawsuits, this may: result in the invalidation of those owners’ timeshare contracts entered into after January 1999; cause us to incur material litigation and other costs, including judgment or settlement payments; and materially adversely affect the results of operation of our Vacation Ownership segment, as well as our business and financial condition. The increased ability for owners of Spanish timeshares to void their contracts is negatively impacting other developers with resorts there which may lead to a significant decrease in the number of resorts located in Spain in the Interval International network and the loss of members that own VOIs at those resorts. Participants in the vacation ownership industry disagree with these rulings and are seeking to introduce legislation that will implement a more balanced approach. However, this new legislation may not be enacted. The timeshare laws, regulations and policies in Spain may continue to change or be subject to different interpretations in the future, including in ways that could negatively impact our business.
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

Our principal exchange network administered by Interval International included nearly 3,200 resorts located in over 80 nations participated as of December 31, 2019. Interval International’s primary competitor, RCI, has a greater number of affiliated resorts than we have. Through the resources of its corporate affiliates, particularly, Wyndham Vacation Ownership, Inc., engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. We believe that developers will continue to create, operate, and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those we offer, and adversely impacts the supply of resort accommodations available through our external exchange networks. The effects on our business are more pronounced as the proportion of vacation club corporate members in the Interval International network increases.
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
If our license agreements with Marriott International or Hyatt are terminated, or if our right to use their trademarks at any properties that do not meet applicable brand standards is terminated, our reputation could be harmed and our ability to market and sell our products at these properties could be impaired.
Our success depends, in part, on the maintenance of our relationships with Marriott International and Hyatt. These relationships are governed by a number of agreements, including long-term license agreements that expire between 2090 and 2096, subject to renewal. However, if we breach our obligations under one of the license agreements, the applicable licensor may be entitled to terminate the license agreement and our rights to use their brands in connection with our businesses. In addition, if any of our properties does not meet applicable brand standards, these companies can terminate our right to use the related trademarks at the subject properties.
The termination of our license agreements with Marriott International or its affiliates would materially harm our business and results of operations and materially impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. Our inability to rely on the strength of the Marriott, Ritz-Carlton, Sheraton and/or Westin brands to attract qualified prospects in the marketplace would likely cause our revenue and profits to decline and our marketing and sales expenses to increase. In addition, we would not be able to use the brand websites as channels through which to rent available inventory, which would cause our rental revenue to decline.
An important component of our direct marketing activities is focused on offering points to members of the loyalty programs associated with the Marriott, Ritz-Carlton, Sheraton, Westin and Hyatt brands. The agreements that we entered into with Marriott International and Hyatt that allow us to offer these points would also terminate upon termination of the license agreements with the applicable licensor, and we would not be able to offer such points to owners and potential owners, which would impair our ability to sell our products and would reduce the flexibility and options available in connection with our products.
Our ability to expand our business and remain competitive could be harmed if the licensors who license their trademarks to us do not consent to the use of their trademarks at new resorts we acquire or develop in the future.
Under the terms of our license agreements with Marriott International and Hyatt, we must obtain the consent of the applicable licensor to use the applicable licensed trademarks in connection with resorts, residences or other accommodations that we acquire or develop in the future. If these licensors do not permit us to use their trademarks in connection with our development or acquisition plans, our ability to expand our business and remain competitive may be materially adversely affected. The requirement to obtain consent to expansion plans, or the need to identify and secure alternative expansion opportunities because we cannot obtain such consent, may delay implementation of our expansion plans and cause us to incur additional expense.

Our Vacation Ownership business depends on the quality and reputation of the brands associated with our portfolio, and any deterioration in the quality or reputation of these brands could adversely affect our market share, reputation, business, financial condition and results of operations.
We offer vacation ownership products and services under the Marriott, Sheraton, Westin, The Ritz-Carlton, and Hyatt brands. As a result, our success depends in part on the continued success of Marriott International and Hyatt and their respective brands. Consequently, if market recognition or the positive perception of Marriott International and/or Hyatt is reduced or compromised, the goodwill associated with these brands may be adversely affected, which may adversely affect our business, financial condition or results of operations. Additionally, the positioning and offerings of any of these brands and/or the related customer loyalty programs, could change in a manner that adversely affects our business.
If a branded hotel property with which one of our resorts is co-located ceases to be operated by and/or affiliated with the same brand as our resort or a related brand, our business could be harmed.
Approximately a quarter of our Vacation Ownership segment resorts are co-located with same-branded hotel properties. If a branded hotel property with which one of our resorts is co-located ceases to be operated by or affiliated with the same brand as our resort, we could lose the benefits derived from co-location of our resorts, such as the sharing of amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We expect our overhead and operating costs for such resorts would increase. We would also lose our on-site access to hotel customers, including brand customer loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.
Our Exchange & Third-Party Management business depends on relationships with developers, members and other vacation property owners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
Our Interval International business is dependent upon vacation ownership developers for new members and upon members and participants to renew their existing memberships and otherwise engage in transactions. Developers and members also supply resort accommodations for use in exchanges and Getaways. Our vacation rental business is dependent upon vacation property and hotel owners for vacation properties to rent to vacationers. The Interval International network has established relationships with numerous developers pursuant to exclusive multi-year affiliation agreements and we believe that relationships with these entities are generally strong, but these historical relationships may not continue in the future. During each year, the affiliation agreements for several of the Interval International’s new member-producing developers are scheduled to renew. The non-renewal of an affiliation agreement will adversely affect our ability to secure new members for our programs from the non-renewing resort or developer, and will result in the loss of existing Interval International members (and their vacation interests) at the end of their current membership, and related revenue to the extent that we do not secure membership renewals directly from such members. For corporate member relationships, where the developer renews Interval International membership fees for all of its active owners, this has a greater effect.
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
Our ability to maintain affiliation agreements with resort developers is also impacted by consolidation in the vacation ownership industry. If resort developers who have affiliation agreements choose not to renew at the end of the current term or may only continue on terms less favorable to us than the existing agreements. Consolidation can also lead to larger competitors with greater resources that compete with our vacation ownership business for customers, projects and talent.
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
The success of our business and our profitability depend, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries, and may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is impacted by the number of prospective owners who visit our resorts. In the past, fear of exposure to contagious and other diseases, such as the Ebola virus, H1N1 Flu, Avian Flu, the Zika virus and Severe Acute Respiratory Syndrome, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions, sinkholes, radiation releases, gas leaks and oil spills, has deterred travelers from scheduling sales tours at our resorts or caused them to cancel travel plans. This may occur again in the future, including, for example, due to fear of exposure to coronavirus. Damage to infrastructure, whether caused by natural or man-made disasters or other causes, that impedes travel also has caused, and may in the future cause travelers to delay or cancel plans to tour or visit our resorts. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for vacation options such as our vacation ownership products may decrease if the cost of travel, including the cost of transportation and fuel, increases, airlift to vacation destinations decreases, or if general economic conditions decline. Changes in the desirability of the destinations where our branded, managed or exchange resorts are located and changes in vacation and travel patterns may adversely affect our cash flows, revenue and profits. For example, hurricanes in 2017 caused the Westin St. John Resort Villas; the Hyatt Residence Club Dorado, Hacienda del Mar and a number of other Interval International network resorts on affected islands to close for a prolonged period.
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
We may not be successful in maintaining compliance with all laws, regulations and policies to which we are currently subject, and the cost of compliance with such laws, regulations and policies could be significant. While we believe that our operations and practices have been structured in a manner to materially comply with applicable laws, regulations and policies, the relevant regulatory authorities may take a contrary position. The laws, regulations and policies to which we are subject may change or be subject to different interpretation in the future, including in ways that could decrease demand for the services offered by our businesses, increase costs, subject us to additional liabilities and negatively impact our business, including by decreasing demand for the services offered by our businesses, increasing costs and/or subjecting us to additional liabilities. Failure to comply with current or future applicable laws, regulations and policies could have a material adverse effect on our business. For example, if we do not comply with applicable laws, governmental authorities in the jurisdictions where the violations occurred may revoke or refuse to renew licenses or registrations we must have in order to operate our business. Data protection laws, such as Europe’s 2016 General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, and California’s Consumer Protection Act, which became effective on January 2, 2020, impose additional data protection requirements and penalties for non-compliance including administrative fines. Failure to comply with applicable laws could also render sales contracts for our products void or voidable, subject us to fines or other sanctions and increase our exposure to litigation, including claims against us by individuals alleging our failure to comply with laws, regulations or policies to which we are subject. Adverse action by governmental authorities alleging our failure to comply with laws, regulations or policies, or litigation by individuals alleging such failures, could adversely affect our business, financial condition and reputation.
Negative public perception regarding our industry could have an adverse effect on our operations.
Negative public perception regarding our industry resulting from, among other things, consumer complaints regarding sales and marketing practices, consumer financing arrangements, and restrictions on exit, could result in increased regulatory scrutiny, which could result in more onerous laws, regulations, guidelines and enforcement interpretations in jurisdictions in which we operate. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. For example, the Australian Securities & Investments Commission (“ASIC”), which regulates timeshare offerings as financial products, enacted regulations effective January 1, 2020 that place restrictions on sales commission-based compensation structures. ASIC has announced additional regulations on the timeshare industry to be effective later in 2020.
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
On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act,” which significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The new legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and shifts from a “worldwide” system of taxation in which U.S. companies are taxed on their global income to a territorial system in which U.S. companies are only taxed on income earned in the United States. During 2018, the Department of the Treasury issued certain guidance in the form of notices and proposed regulations with respect to several provisions of the new legislation. We expect that additional regulations or other guidance may be issued with respect to the Tax Cut and Jobs Act. We continue to examine the impact this tax reform legislation may have on our business. The impact of certain provisions of this tax reform on our financial condition and results of operations could be adverse and such impact could be material. In addition, foreign governments and U.S. state and local jurisdictions may enact tax laws in response to the Tax Cuts and Jobs Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

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
We rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings. Adoption of new laws in any of the jurisdictions in which we operate, domestically or internationally, regulating marketing and solicitation or data protection, or changes to existing laws, such as the Telemarketing Sales Rule, the CAN-SPAM Act and the GDPR, could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force us to make further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of VOIs and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have relationships and market to some individuals on these lists directly or by including our marketing message in the other companies’ marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce our products to them could be impaired.
Our points-based product forms expose us to an increased risk of temporary inventory depletion.
Selling VOIs in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. Currently, our VOI sales are made primarily through a limited number of trust entities that issue VOIs. This structure can lead to a temporary depletion of inventory available for sale caused by: (1) delayed delivery of inventory under construction by us or third parties; (2) delayed receipt of required governmental registrations of inventory for sale; and (3) significant unanticipated increases in sales pace. If the inventory available for sale for a particular trust were to be depleted before new inventory is added and available for sale, we would be required to temporarily suspend sales until inventory is replenished. Our efforts to avoid the risk of temporary inventory depletion by maintaining a surplus supply of completed inventory based on our forecasted sales pace, and by employing other mitigation strategies such as accelerating completion of resorts under construction, acquiring VOIs on the secondary market, or reducing sales pace by adjusting prices or sales incentives, may not be successful. A decline in VOI inventory could decrease our financing revenues generated from purchasers of VOIs and fee revenues generated by providing club, management, exchange, sales and marketing services. In addition, any temporary suspension of sales due to lack of inventory could reduce our cash flow and have a negative impact on our results of operations.
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
The maintenance fees that are levied on owners of our VOIs by property owners’ association boards are subject to increase as the costs to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with brand standards increase. A similar situation may arise with respect to fees imposed on owners of VOIs with respect to new properties added to our portfolio. Increased maintenance fees could make our products less desirable, which could have a negative impact on sales of our products and could also cause an increase in defaults with respect to our vacation ownership notes receivable portfolio.
Disagreements with the owners of VOIs and property owners’ associations may result in litigation and the loss of management contracts.
The nature of our relationships with our owners and our responsibilities in managing our vacation ownership properties will from time to time give rise to disagreements with the owners of VOIs and property owners’ associations. Owners of our VOIs have also disagreed, and may in the future disagree, with changes we make to our products or programs. We seek to expeditiously resolve any disagreements in order to develop and maintain positive relations with current and potential owners and property owners’ associations, but cannot always do so. Failure to resolve such disagreements has resulted in litigation, and could do so again in the future. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained. Disagreements with property owners’ associations have in the past and could in the future result in the loss of management contracts.
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
Some of our Vacation Ownership resorts and sales centers are concentrated in particular geographic areas, such as Florida, South Carolina, and Hawaii. Therefore, our business is susceptible to the effects of natural or manmade disasters in these areas, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents. We have been required to close properties in these markets in the past in order to repair and renovate damage caused by disasters. Depending on the severity of disasters in the future, the resulting damage could require closure of all or substantially all of our properties in one or more of these markets for a period of time necessary to complete repairs and renovations. We cannot guarantee that the amount of insurance maintained for these properties would cover all damages caused by any such an event, including the loss of sales of VOIs at sales centers that are not fully operational.

Our business is also susceptible to the effects of adverse economic developments in these areas, such as regional economic downturns, significant increases in the number of our competitors’ products in these markets and potentially higher labor, real estate, tax or other costs in the geographic markets in which we are concentrated. As a result of this geographic concentration of properties, we face a greater risk of a negative effect on our revenues in the event these areas are affected by extreme weather, manmade disasters or adverse economic and competitive conditions.
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
We face possible risks associated with the physical effects of climate change.
We are subject to risks associated with the physical effects of climate change, which could include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our resorts, operations, and business. To the extent climate change causes changes in weather patterns, our affiliated properties could experience increases in storm intensity and rising sea levels causing damage to our resorts. Over time, these conditions could result in declining demand for our products or our inability to operate the affected resorts at all. Climate change may also have indirect effects on our business by increasing the cost (or making unavailable) property insurance on terms we find acceptable, as well as increasing the cost of maintenance, renovations, energy, water, and snow removal at our properties. We cannot predict with certainty whether or how climate change will impact our resorts and at what rate, and therefore there can be no assurance that climate change will not have a material adverse effect on us.
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
We are subject to risks related to corporate social responsibility and reputation.
Many factors influence our reputation and the value of our brands, including the perception held by our owners and prospective owners, business partners, other key stakeholders, and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social, and governance activities and risk of damage to our reputation and the value of our brands if we or our licensors fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship and sustainability, supply chain management, workplace conduct, human rights, philanthropy and support for local communities. Any harm to our or our licensors’ reputation could impact employee engagement and retention and the willingness of customers and partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

Risks related to our indebtedness and ownership of our common stock
Our indebtedness may limit our ability to invest in the ongoing needs of our business. If we are unable to comply with the covenants in our Corporate Credit Facility and our indentures, our liquidity and results of operations could be harmed.
In connection with the completion of the ILG Acquisition, we significantly increased our level of indebtedness. As of December 31, 2019, we had approximately $2,267 million of total corporate indebtedness outstanding, including (i) $923 million of gross secured indebtedness under the Corporate Credit Facility, (ii) $750 million of 6.500% Senior Notes due 2026 (the “2026 Notes”), (iii) $350 million 4.750% Senior Notes due 2028 (the “2028 Notes”), and (iv) $230 million of 1.50% Convertible Notes due 2022 (the “Convertible Notes”). An additional $567 million was available for borrowing under the Revolving Corporate Credit Facility (reflecting $3 million of outstanding letters of credit) as of December 31, 2019.
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
Failure to comply with the restrictive covenants described above as well as others contained in our debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in an acceleration of our obligations under the Corporate Credit Facility or the indentures. If our obligation to repay debt under the Corporate Credit Facility or the indentures were to be accelerated, we may not have sufficient cash to repay this debt, which would immediately and materially harm our business, results of operations and financial condition.
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
We and our subsidiaries may incur substantial additional indebtedness in the future, including secured indebtedness. As of December 31, 2019, we had approximately $4,158 million of total gross indebtedness outstanding. In the future, we could increase the amount available for borrowing under the Corporate Credit Facility by up to an amount equal to (i) the greater of $750 million and 100% of our Consolidated EBITDA (as defined in the Corporate Credit Facility) plus (ii) voluntary prepayments of loans and voluntary permanent commitment reductions under the Corporate Credit Facility and certain other reductions of debt plus (iii) additional amounts as long as the incurrence of such additional amounts would not exceed certain leverage ratios, in each case subject to securing additional commitments and certain other conditions.

The indentures that govern our various senior notes and our credit agreement for the Corporate Credit Facility permit us to incur significant additional indebtedness. In addition, the indentures governing the senior notes allow us to issue additional notes under certain circumstances, which will also be guaranteed by the guarantors. Furthermore, such agreements and instruments will not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we and our subsidiaries incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our potential inability to service our debt, will increase. In addition, any indebtedness we incur, including indebtedness under the Revolving Corporate Credit Facility or the Warehouse Credit Facility, may adversely affect our ability to obtain additional financing. If we are unable to access these sources of funds on acceptable terms, our ability to acquire additional vacation ownership inventory, repurchase VOIs, or make other investments in our business could be impaired.
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
Under Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of certain convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component has been treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method if we have the ability and intent to settle in cash, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. In order to continue to account for the Convertible Notes under the treasury stock method, we must be able to continue to demonstrate the ability or intent to settle the Convertible Notes in cash, and the accounting standards in the future must continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.
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
We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined.
As of December 31, 2019, approximately $939 million of our gross aggregate consolidated indebtedness was indexed to the London Interbank Offered Rate (“LIBOR”). In addition, as of December 31, 2019, we were party to $550 million of derivative instruments indexed to LIBOR. Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
Our share repurchase program may not enhance long-term shareholder value and could increase the volatility of the market price of our common stock and diminish our cash reserves.

The share repurchase program authorized by our Board of Directors does not obligate us to repurchase any specific dollar amount, or to acquire any specific number, of shares of our common stock. The timing and amount of repurchases, if any, will depend upon several factors, including market conditions, business conditions, statutory and contractual restrictions, the trading price of our common stock and the nature of other investment opportunities available to us. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth, pursue possible future strategic opportunities and acquisitions, and discharge liabilities. Our share repurchases may not enhance shareholder value because the market price of our common stock may decline below the prices at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.
Our ability to pay dividends on our stock is limited.
We intend to pay a regular quarterly dividend to our shareholders. However, we may not declare or pay such dividends in the future at any particular rate or at all. All decisions regarding our payment of dividends will be made by our Board of Directors from time to time and will be subject to an evaluation of our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice, contractual restraints and other business considerations that our Board of Directors considers relevant. In addition, our Corporate Credit Facility and the indentures governing the 2026 Notes and the 2028 Notes contain restrictions on our ability and/ or the ability of our subsidiaries to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. We may not have sufficient surplus under Delaware law to be able to pay any dividends, which may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.
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
In addition, provisions in our agreements with Marriott International may delay or prevent a merger or acquisition that a shareholder may consider favorable. Further, our license agreements with Marriott International and Hyatt include terms that may delay or prevent a change in control.
Further, a change in control could result in an acceleration of our obligations under the Corporate Credit Facility or the indentures that govern our senior notes. The threat of our debt being accelerated in connection with a change in control could make it more difficult for us to attract potential buyers or to consummate a change in control transaction that would otherwise be beneficial to our stockholders.
Risks related to the Vistana Spin-Off
The ILG Acquisition could result in material liability if it causes the Vistana Spin-Off to be taxable.
In order to preserve the tax-free treatment of the spin-off of Vistana in 2016 to Starwood and its shareholders in connection with its acquisition by ILG (the “Vistana Spin-Off”), the Tax Matters Agreement entered into in connection with the Vistana Spin-Off (the “Tax Matters Agreement”) generally restricts ILG and Vistana from taking or failing to take any action that would cause the Vistana Spin-Off to become taxable. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Starwood or on Starwood shareholders for which we could bear responsibility and for which we could be obligated to indemnify Starwood. In addition, even if we are not responsible for tax liabilities of Starwood under the Tax Matters Agreement, Vistana nonetheless could be liable under applicable tax law for such liabilities if Starwood were to fail to pay such taxes. In particular, under the Tax Matters Agreement, for the two-year period following the Vistana Spin-Off, Vistana and ILG were prohibited from:

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
These restrictions relate to the fact that even if the Vistana Spin-Off were otherwise to qualify as a tax free reorganization under Sections 368(a)(1)(D) and 355 of the Code, the Vistana Spin-Off would be taxable to Starwood (but not to Starwood shareholders) pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership of Vistana, directly or indirectly, as part of a plan or series of related transactions that includes the Vistana Spin-Off. For this purpose, any direct or indirect acquisitions of Vistana stock within the period beginning two years before the Vistana Spin-Off and ending two years after the Vistana Spin-Off are presumed to be part of such a plan, although Starwood may, depending on the facts and circumstances, be able to rebut that presumption. The Vistana acquisition was not expected to violate this rule because Starwood shareholders held more than 50% by vote and value of the stock of ILG (and, thus, indirectly, of Vistana) immediately following the Vistana acquisition. However, the ILG Acquisition resulted in further dilution of indirect ownership of Vistana by its former shareholders below 50%, and the IRS might assert that the ILG Acquisition is part of a plan or series of related transactions that includes the Vistana Spin-Off and the Vistana Acquisition. If such assertion were sustained, the Vistana Spin-Off would be subject to the application of Section 355(e) of the Code, and we would be liable to indemnify Starwood (or Marriott International) for any resulting tax liability pursuant to the Tax Matters Agreement.
In addition, if the Vistana Spin-Off is determined to be taxable, in certain circumstances both Starwood and its shareholders could incur significant tax liabilities, and we would be obligated to indemnify Starwood (or Marriott International) for any resulting tax liability.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
As of December 31, 2019, our vacation ownership portfolio consisted of over 100 properties in the United States and twelve other countries and territories. These properties are described in Part I, Item 1, “Business,” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own all unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.
In addition, we own or lease our regional offices and sales centers, both in the United States and internationally. We lease our corporate headquarters in Orlando, Florida under leases that begin to expire in 2021. In January 2020, we entered into a lease agreement for our new global headquarters in Orlando. The new office building will be developed by a third-party and is expected to be completed in 2021.

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
Holders of Record
On February 4, 2020, there were 26,790 holders of record of our common stock.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019 – October 31, 2019	450,718	$106.31	450,718	3,308,186
November 1, 2019 – November 30, 2019	339,674	$119.24	339,674	2,968,512
December 1, 2019 – December 31, 2019	273,609	$125.90	273,609	2,694,903
Total	1,064,001	$115.48	1,064,001	2,694,903
_________________________

(1)
On July 30, 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. As of December 31, 2019, our Board of Directors had authorized the repurchase of an aggregate of up to 19.4 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

Performance Graph
The above graph compares the relative performance of our common stock, the S&P MidCap 400 Index (which has included our common stock since the acquisition of ILG), and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. The graph assumes that $100 was invested in our common stock and each index on January 2, 2015. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

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

	Fiscal Years(1)
(in millions, except per share amounts and member statistics)	2019	2018(2)	2017	2016	2015
Income Statement Data
Revenues	$4,355	$2,968	$2,183	$2,000	$2,067
Revenues net of total expenses	458	267	246	200	225
Net income attributable to common shareholders	138	55	235	122	127

Per Share Data
Basic earnings per share attributable to common shareholders	$3.13	$1.64	$8.70	$4.37	$4.04
Diluted earnings per share attributable to common shareholders	$3.09	$1.61	$8.49	$4.29	$3.95
Cash dividends declared per share	$1.89	$1.65	$1.45	$1.25	$1.05

Balance Sheet Data
Total assets	$9,214	$9,018	$2,845	$2,320	$2,351
Securitized debt, net	1,871	1,714	835	729	676
Debt, net	2,216	2,104	260	8	3
Mandatorily redeemable preferred stock of consolidated subsidiary, net	—	—	—	—	39
Total liabilities	6,183	5,552	1,804	1,425	1,372
MVW shareholders' equity	3,019	3,461	1,041	895	979
Noncontrolling interests	12	5	—	—	—

Operating Statistics
Vacation Ownership
Total contract sales(3)	$1,569	$1,089	$826	$741	$747
Consolidated contract sales(3)	$1,524	$1,073	$826	$741	$719
Exchange & Third-Party Management
Total active members at end of period (000's)(4)	1,670	1,802	—	—	—
Average revenue per member(5)	$168.73	$37.37	$—	$—	$—
_________________________

(1)	In 2017, we changed our financial reporting cycle to a calendar year-end reporting cycle. All fiscal years presented before 2017 included 52 weeks.

(2)
Data presented herein has been reclassified to conform to our 2019 financial statement presentation. See Footnote 1 “Basis of Presentation” to our Financial Statements for further information on these reclassifications.

(3)
Contract sales consist of the total amount of vacation ownership product sales under contract signed during the period where we have received a down payment of typically at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third-parties, which we refer to as “resales contract sales.” In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report in our income statements due to the requirements for revenue recognition described in Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business. Consolidated contract sales excludes contract sales from the sale of vacation ownership products for non-consolidated joint ventures.

(4)	Total active members represents the number of Interval International network active members at the end of the applicable period.

(5)	Only includes members of the Interval International exchange network.
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
Our discussion and analysis of fiscal year 2019 to fiscal year 2018 is included herein. Our discussion and analysis of fiscal year 2018 to fiscal year 2017 has been omitted from this Form 10-K and can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 1, 2019.
Business Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental, and resort and property management, along with related businesses, products and services. Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.
On September 1, 2018, we completed the ILG Acquisition for approximately $4.2 billion in aggregate consideration. See additional details on the ILG Acquisition in Footnote 3 “Acquisitions and Dispositions” to our Financial Statements.
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
We received $29 million and $9 million of net insurance proceeds in 2018 and 2019, respectively, related to the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes. We have submitted most of the insurance claims for our Legacy-ILG business interruption losses as well as Legacy-MVW and Legacy-ILG property damage experienced by both us and associated property owners’ associations from these 2017 Hurricanes. In 2018, we received an initial $25 million advance of insurance proceeds related to the business interruption losses at the Legacy-ILG St. John property and we received the final payment of $38 million in 2019. In 2019, we received $7 million of insurance proceeds related to the business interruption losses at the other Legacy-ILG properties and also received advances of $108 million of insurance proceeds related to the Legacy-ILG property damage experienced by the related property owners’ associations. Repairs are underway at the Legacy-ILG resort in Puerto Rico and the related insurance claim is expected to be submitted in 2020 upon the completion of construction. However, we cannot quantify the extent of any additional payments under such claims at this time as the claims would not be higher than our deductible.
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
We report, on a supplemental basis, contract sales for our Vacation Ownership segment. Contract sales consist of the total amount of vacation ownership product sales under contract signed during the period where we have received a down payment of typically at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third-parties, which we refer to as “resales contract sales.” In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our Income Statements due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
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
Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Fiscal Years
	2019	2018	2017
Average FICO score	736	738	743
The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is approximately ten years. Included within our vacation ownership notes receivable are originated vacation ownership notes receivable and vacation ownership notes receivable acquired in connection with the ILG Acquisition.
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
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 63 percent in 2019 and 62 percent in 2018. We expect to continue to offer financing incentive programs in 2019 and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Fiscal Years
	2019	2018	2017
Historical default rates	4.5%	3.8%	3.6%
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

•	Total active members, which is the number of Interval International network active members at the end of the applicable period.
CONSOLIDATED RESULTS

	Fiscal Years
($ in millions)	2019	2018	2017
REVENUES
Sale of vacation ownership products	$1,390	$990	$757
Management and exchange	954	499	279
Rental	628	371	262
Financing	275	183	135
Cost reimbursements	1,108	925	750
TOTAL REVENUES	4,355	2,968	2,183
EXPENSES
Cost of vacation ownership products	356	260	194
Marketing and sales	762	527	388
Management and exchange	506	259	147
Rental	416	281	221
Financing	96	65	43
General and administrative	300	198	106
Depreciation and amortization	141	62	21
Litigation charges	7	46	4
Royalty fee	106	78	63
Impairment	99	—	—
Cost reimbursements	1,108	925	750
TOTAL EXPENSES	3,897	2,701	1,937
Gains and other income, net	16	21	6
Interest expense	(132)	(54)	(10)
ILG acquisition-related costs	(118)	(127)	(1)
Other	1	(4)	(1)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	225	103	240
Provision for income taxes	(83)	(51)	(5)
NET INCOME	142	52	235
Net (income) loss attributable to noncontrolling interests	(4)	3	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$138	$55	$235

Operating Statistics

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
(Contract sales $ in millions)	2019	2018	2017	Change			Change
Vacation Ownership
Total contract sales	$1,569	$1,089	$826	$480	$50	6%	$263	$76	9%
Consolidated contract sales	$1,524	$1,073	$826	$451	$50	6%	$247	$76	9%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,670	1,802	—	(132)			1,802
Average revenue per member(1)	$168.73	$37.37	$—	NM			$37.37
_______________

(1)	Only includes members of the Interval International exchange network.
NM     Not meaningful
Revenues
The following table presents our revenues for 2019, 2018, and 2017. The results for 2018 only include Legacy-ILG for the months of September through December 2018, following the ILG Acquisition on September 1, 2018.

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Vacation Ownership	$3,869	$2,803	$2,183	$1,066	$117	5%	$620	$217	10%
Exchange & Third-Party Management	454	161	—	293	—	—%	161	—	—%
Total Segment Revenues	4,323	2,964	2,183	1,359	117		781	217
Consolidated Property Owners’ Associations	32	4	—	28	—	—%	4	—	—%
Total Revenues	$4,355	$2,968	$2,183	$1,387	$117	5%	$785	$217	10%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense associated with term loan securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, because this measure excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We evaluate Adjusted EBITDA as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Adjusted EBITDA also facilitates our comparison of results from our on-going core operations before the impact of these items with results from other vacation companies.
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

	Fiscal Years			Change 2019 vs. 2018		Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact		Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change		Change
Net income attributable to common shareholders	$138	$55	$235	$83	$(50)	$(180)	$(178)
Interest expense	132	54	10	78	77	44	42
Tax provision	83	51	5	32	(39)	46	40
Depreciation and amortization	141	62	21	79	5	41	3
EBITDA	494	222	271	272	(7)	(49)	(93)
Share-based compensation expense	37	35	16	2	4	19	5
Certain items	227	162	7	65	71	155	114
Adjusted EBITDA	$758	$419	$294	$339	$68	$125	$26
2019 Compared to 2018
Certain items for 2019 consisted of $119 million of acquisition costs (including $118 million of ILG acquisition-related costs and $1 million of other acquisition costs), $99 million of asset impairment charges, $17 million of unfavorable purchase price adjustments, $7 million of litigation charges, and $1 million of other severance costs, partially offset by $16 million of miscellaneous gains and other income. The $16 million of miscellaneous gains and other income included $19 million of gains and other income related to the disposition of excess land parcels in Cancun, Mexico and Avon, Colorado, $9 million of gains and other income related to net insurance proceeds from the final settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes, and $3 million of gains and other income resulting from the recovery of a portion of the fraudulently induced electronic payment disbursements made to third parties, partially offset by $15 million of integration related tax matters and other miscellaneous expenses. These exclusions increased EBITDA by $227 million.
Certain items for 2018 consisted of $127 million of ILG acquisition-related costs, $46 million of litigation charges, $8 million of losses and other expense, $6 million of unfavorable purchase accounting adjustments and $4 million of costs associated with the then anticipated capital efficient acquisitions of operating properties in San Francisco, California and New York, partially offset by $29 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricanes Irma and Maria. These exclusions increased EBITDA by $162 million.

Segment Adjusted EBITDA

	Fiscal Years			Change 2019 vs. 2018		Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact		Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change		Change
Vacation Ownership	$800	$511	$383	$289	79	$128	$42
Exchange & Third-Party Management	230	77	—	153	—	77	—
Segment adjusted EBITDA	1,030	588	383	442	79	205	42
General and administrative	(274)	(171)	(89)	(103)	(11)	(82)	(16)
Consolidated property owners’ associations	2	2	—	—	—	2	—
Adjusted EBITDA	$758	$419	$294	$339	$68	$125	$26
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership

	Fiscal Years			Change 2019 vs. 2018		Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact		Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change		Change
Segment adjusted EBITDA	$800	$511	$383	$289	$79	$128	$42
Depreciation and amortization	(68)	(37)	(17)	(31)	(1)	(20)	(3)
Share-based compensation expense	(8)	(7)	(3)	(1)	(1)	(4)	(2)
Certain items	(95)	(24)	(2)	(71)	(57)	(22)	(18)
Segment financial results	$629	$443	$361	$186	$20	$82	$19
2019 Compared to 2018
Certain items in the Vacation Ownership segment for 2019 consisted of $99 million of asset impairment charges, $17 million of unfavorable purchase accounting adjustments, $6 million of litigation charges, and $1 million of acquisition costs, partially offset by $28 million of gains and other income. These exclusions decreased segment financial results by $95 million.
Certain items in the Vacation Ownership segment for 2018 consisted of $46 million of litigation charges, $4 million of costs associated with the then anticipated capital efficient vacation ownership acquisitions of operating properties in San Francisco, California and New York, $2 million of unfavorable purchase accounting adjustments and $1 million of miscellaneous losses and other expense, partially offset by $29 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes. These exclusions decreased segment financial results by $24 million.
Exchange & Third-Party Management

	Fiscal Years			Change 2019 vs. 2018	Change 2018 vs. 2017
($ in millions)	2019	2018	2017
Segment adjusted EBITDA	$230	$77	$—	$153	$77
Depreciation and amortization	(47)	(16)	—	(31)	(16)
Share-based compensation expense	(3)	(1)	—	(2)	(1)
Certain items	—	(3)	—	3	(3)
Segment financial results	$180	$57	$—	$123	$57

2019 Compared to 2018
Certain items in the Exchange & Third-Party Management segment for 2019 consisted of $1 million of miscellaneous gains and other income offset by $1 million of unfavorable purchase accounting adjustments.
Certain items in the Exchange & Third-Party Management segment for 2018 consisted of $4 million of unfavorable purchase accounting adjustments, partially offset by $1 million of miscellaneous gains and other income. These items decreased segment financial results by $3 million.
BUSINESS SEGMENTS
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 18 “Business Segments” to our Financial Statements for further information on our segments.
VACATION OWNERSHIP

	Fiscal Years
($ in millions)	2019	2018	2017
REVENUES
Sale of vacation ownership products	$1,390	$990	$757
Resort management and other services	509	359	279
Rental	562	352	262
Financing	271	182	135
Cost reimbursements	1,137	920	750
TOTAL REVENUES	3,869	2,803	2,183
EXPENSES
Cost of vacation ownership products	356	260	194
Marketing and sales	718	513	388
Resort management and other services	267	190	147
Rental	418	277	221
Financing	94	64	43
Depreciation and amortization	68	37	17
Litigation charges	6	46	4
Royalty fee	106	78	63
Impairment	99	—	—
Cost reimbursements	1,137	920	750
TOTAL EXPENSES	3,269	2,385	1,827
Gains and other income, net	28	28	6
Other	1	(4)	(1)
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	629	442	361
Net loss attributable to noncontrolling interests	—	1	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$629	$443	$361
Contract Sales

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Total consolidated contract sales	1,524	1,073	826	451	50	6%	247	76	9%
Joint venture contract sales	45	16	—	29	—	NM	16	—	NM
Total contract sales	$1,569	$1,089	$826	$480	$50	6%	$263	$76	9%

2019 Compared to 2018
Total contract sales increased $480 million, driven largely by the ILG Acquisition during the 2018 third quarter. Excluding the impact of the ILG Acquisition, total contract sales increased $50 million or 6 percent.
The $50 million increase in Legacy-MVW contract sales reflected a 5 percent increase in the number of tours and a 2 percent increase in VPG to $3,574 in 2019 from $3,521 in 2018. The increase in the number of tours was due to increases in both owner tours and first time buyer tours. In addition, the increase in the number of total tours reflected the continued ramp up of newer sales locations as well as an increase in tours from existing sales locations. The increase in VPG resulted from a slight increase in closing efficiency and higher pricing.
Sale of Vacation Ownership Products

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Total contract sales	$1,569	$1,089	$826	$480	$50	6%	$263	$76	9%
Less resales contract sales	(30)	(30)	(23)	—	—		(7)	(7)
Less joint venture contract sales	(45)	(16)	—	(29)	—		(16)	—
Consolidated contract sales, net of resales	1,494	1,043	803	451	50		240	69
Plus:
Settlement revenue	44	26	15	18	1		11	2
Resales revenue	14	12	8	2	2		4	4
Revenue recognition adjustments:
Reportability	(8)	11	20	(19)	(19)		(9)	(6)
Sales reserve	(112)	(64)	(52)	(48)	(13)		(12)	—
Other(1)	(42)	(38)	(37)	(4)	1		(1)	5
Sale of vacation ownership products	$1,390	$990	$757	$400	$22	3%	$233	$74	10%
_______________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
2019 Compared to 2018
Excluding the impact of the ILG Acquisition, sale of vacation ownership products revenue increased $22 million, driven by the increase in contract sales in 2019, partially offset by an unfavorable year-over-year change in revenue reportability and a higher sales reserve. Revenue reportability had a negative impact in 2019 due to an increase in unclosed contracts during the year while 2018 was positively impacted by a decrease in unclosed contracts during the year. The higher Legacy-MVW sales reserve reflected a higher required reserve due to higher default activity as compared to the prior year.

Development Margin

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Sale of vacation ownership products	$1,390	$990	$757	$400	$22	3%	$233	$74	10%
Cost of vacation ownership products	(356)	(260)	(194)	(96)	4	2%	(66)	(22)	(11%)
Marketing and sales	(718)	(513)	(388)	(205)	(2)	(1%)	(125)	(43)	(11%)
Development margin	$316	$217	$175	$99	$24	13%	$42	$9	5%
Development margin percentage	22.7%	21.9%	23.1%	0.8 pts			(1.2 pts)
2019 Compared to 2018
Excluding the impact of the ILG Acquisition, development margin increased $24 million or 13 percent. The increase in Legacy-MVW development margin reflected $10 million from higher vacation ownership contract sales volume net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), $25 million from more efficient marketing and sales spend, and $12 million from a favorable mix of lower cost inventory being sold, partially offset by a $13 million decline due to unfavorable revenue reportability compared to 2018 and $10 million due to a higher sales reserve rate from higher delinquency and default activity.
The increase in the development margin percentage reflected a 2.2 percentage point improvement from Legacy-MVW results, partially offset by a negative 1.4 percentage point impact from the inclusion of Legacy-ILG results post acquisition. The Legacy-MVW results included a 3.0 percentage point improvement in marketing and sales costs due to leveraging fixed costs on the increase in contract sales and a 1.4 percentage point increase due to a favorable mix of lower cost vacation ownership real estate inventory being sold, partially offset by a 1.2 percentage point decline due to the unfavorable revenue reportability and a 1.0 percentage point decline related to higher sales reserve activity.
Resort Management and Other Services Revenues, Expenses and Margin

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Management fee revenues	$146	$114	$89	$32	$2	2%	$25	$10	11%
Ancillary revenues	243	160	118	83	5	4%	42	9	8%
Other management and exchange revenues	120	85	72	35	7	9%	13	2	3%
Resort management and other services revenues	509	359	279	150	14	5%	80	21	8%
Resort management and other services expenses	(267)	(190)	(147)	(77)	(3)	(2%)	(43)	(6)	(4%)
Resort management and other services margin	$242	$169	$132	$73	$11	7%	$37	$15	12%
Resort management and other services margin percentage	47.5%	47.1%	47.4%	0.4 pts			(0.3 pts)
2019 Compared to 2018
Excluding the impact of the ILG Acquisition, resort management and other services revenues reflected $2 million of higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system, $5 million of higher ancillary revenues from food and beverage and golf offerings at our resorts and $7 million of higher annual club dues and other revenues earned in connection with the MVCD program due to the cumulative increase in owners enrolled in the program as well as an increase in the average club dues charged to enrolled owners, partially offset by $3 million of lower refurbishment and other revenues due to a decrease in the number of refurbishment projects completed in 2019.

Excluding the impact of the ILG Acquisition, the increase in the resort management and other services margin reflected the increases in revenue, partially offset by $3 million of higher ancillary and other expenses primarily from food and beverage and golf offerings at our resorts in support of the higher revenues mentioned above.
Rental Revenues, Expenses and Margin

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Rental revenues	$562	$352	$262	$210	$36	13%	$90	$22	8%
Rental expenses	(418)	(277)	(221)	(141)	(18)	8%	(56)	(8)	(4%)
Rental margin	$144	$75	$41	$69	$18	35%	$34	$14	34%
Rental margin percentage	25.5%	21.5%	15.4%	4.0 pts			6.1 pts

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
(Transient keys in millions)	2019	2018	2017	Change			Change
Transient keys rented(1)	2.4	1.6	1.3	0.8	0.1	4%	0.3	—	1%
Average transient key rate	$228.38	$222.10	$216.29	$6.28	$3.65	2%	$5.81	$5.24	2%
Resort occupancy	88.1%	88.5%	88.7%	(0.4 pts)	0.9 pts		(0.2 pts)	2.1 pts
_________________________

(1)	Transient keys rented exclude those obtained through the use of plus points and preview stays.
2019 Compared to 2018
Excluding the impact of the ILG Acquisition, rental revenue increased $36 million due to a 4 percent increase in transient keys rented ($14 million), higher plus points revenue ($9 million), a 2 percent higher average transient rate ($5 million), and higher other revenues ($8 million).
Excluding the impact of the ILG Acquisition, the increase in rental margin reflected the higher rental revenues net of direct variable expenses (such as housekeeping) and the $9 million increase in plus points revenue, partially offset by higher expenses incurred due to owners choosing alternative usage options and higher unsold maintenance fees.
Financing Revenues, Expenses and Margin

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Interest income	$264	$175	$128	$89	$32	23%	$47	$13	10%
Other financing revenues	7	7	7	—	—	—%	—	—	—%
Financing revenues	271	182	135	89	32	22%	47	13	10%
Financing expenses	(39)	(24)	(18)	(15)	(1)	(10%)	(6)	(1)	(9%)
Consumer financing interest expense	(55)	(40)	(25)	(15)	(7)	(21%)	(15)	(6)	(26%)
Financing margin	$177	$118	$92	$59	$24	25%	$26	$6	5%
Financing propensity	63%	62%	64%
2019 Compared to 2018
Excluding the impact of the ILG Acquisition, financing revenues increased $32 million due to an increase in the average gross vacation ownership notes receivable balance and lower financing program incentive costs.
Excluding the impact of the ILG Acquisition, the increase in financing margin reflected the higher financing revenues, partially offset by higher consumer financing interest expense and higher other expenses. The higher consumer financing interest expense was due to a higher average outstanding debt balance and a higher average interest rate on the outstanding debt balance due to the higher interest rate applicable to our most recently completed securitizations of vacation ownership notes receivable. The higher other expenses were due to an increase in variable expenses associated with the increase in the average gross vacation ownership notes receivable balance.
Depreciation and Amortization

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Depreciation and amortization	$68	$37	$17	$31	$1	8%	$20	$3	11%
Litigation Charges

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Litigation charges	$6	$46	$4	$(40)	$(40)	(87%)	$42	$42	NM
2019 Compared to 2018
In 2019, we incurred $6 million of litigation charges, including approximately $4 million related to projects in Europe and approximately $1 million related to projects in California.
In 2018, we incurred $46 million of litigation charges, including $28 million related to a previously managed project in Hawaii, $11 million related to a project in San Francisco, $5 million related to a project in Lake Tahoe, $1 million related to an Asia Pacific tax matter and $1 million related to projects in Europe.
Royalty Fee

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Royalty fee	$106	$78	$63	$28	$—	—%	$15	$1	2%
2019 Compared to 2018
Excluding the impact of the ILG Acquisition, Legacy-MVW royalty fee expense remained flat year-over-year due to an increase in the mix of sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent), offset by an increase in the dollar volume of closings and an increase in the fixed portion of the royalty fee. The prior year period benefited from a contractual decrease in the fixed portion of the royalty fee owed to Marriott International as a result of amendments to our license agreements with Marriott International entered into during the first quarter of 2018. This decrease in the fixed portion of the royalty fee terminated upon completion of the ILG Acquisition.
Impairment

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Impairment	$99	$—	$—	$99	$99	100%	$—	$—	—%
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
During the second quarter of 2019, we entered into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida for $10 million, which was less than the carrying value of the land and land improvements. As a result, we recorded a non-cash impairment charge of $26 million. The impairment is primarily attributable to the fact that the book value of the assets to be sold exceeds the sales price because the book value includes allocations of common costs incurred when we built the infrastructure for the resort, including future phases. This contract was subsequently terminated.
During 2019, we also recorded a non-cash impairment charge of $1 million related to an ancillary asset located at a Vacation Ownership segment property in Europe.
Cost Reimbursements

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Cost reimbursements	$1,137	$920	$750	$217	$13	2%	$170	$87	12%
2019 Compared to 2018
Excluding the impact of the ILG Acquisition, cost reimbursements increased $13 million, or 2 percent, over 2018, reflecting $23 million due to additional managed unit weeks in 2019, partially offset by $8 million of lower costs and a $2 million impact from foreign exchange rates at our Legacy-MVW Vacation Ownership resorts in Europe and Asia. The lower costs were due to less refurbishment activity in 2019 and non-recurring hurricane remediation related costs in 2018, partially offset by inflationary wage and operating cost increases.
Other

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Other	$1	$(4)	$(1)	$5	$4	NM	$(3)	$(3)	NM
2019 Compared to 2018
In 2018, we incurred $4 million of acquisition costs associated with operating properties in San Francisco and New York.
Gains and Other Income, Net

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Gains and other income, net	$28	$28	$6	$—	$(1)	(6%)	$22	$24	NM
2019 Compared to 2018
In 2019, we recorded $28 million of gains and other income, including $19 million of net gains related to the disposition of excess land in Cancun, Mexico and Avon, Colorado, and $9 million of gains and other income related to net insurance proceeds from the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes.
In 2018, we recorded $28 million of gains and other income, including $29 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 Hurricanes and a $1 million favorable true up of previously recorded Legacy-MVW costs associated with the 2017 Hurricanes, partially offset by $2 million of Legacy-ILG non-operating foreign exchange losses.

EXCHANGE & THIRD-PARTY MANAGEMENT
Our Exchange & Third-Party Management segment offers access to vacation accommodations and other travel-related transactions and services to leisure travelers by providing vacation exchange and management services, including vacation rentals and other services. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International and Aqua-Aston. These brands were acquired as part of our acquisition of ILG on September 1, 2018 and, consequently, are only included in our results for the periods subsequent to that date.

	Fiscal Years
($ in millions)	2019	2018	2017
REVENUES
Management and exchange	$298	$109	$—
Rental	61	18	—
Financing	4	1	—
Cost reimbursements	91	33	—
TOTAL REVENUES	454	161	—
EXPENSES
Marketing and sales	44	14	—
Management and exchange	64	31	—
Rental	27	9	—
Financing	2	1	—
Depreciation and amortization	47	16	—
Cost reimbursements	91	33	—
TOTAL EXPENSES	275	104	—
Gains and other income, net	1	1	—
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	180	58	—
Net income attributable to noncontrolling interests	—	(1)	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$180	$57	$—

CORPORATE AND OTHER
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, ILG acquisition-related costs, and provision for income taxes. In addition, Corporate and Other includes the Consolidated Property Owners’ Associations revenues and expenses.

	Fiscal Years
($ in millions)	2019	2018	2017
REVENUES
Management and exchange	$147	$31	$—
Rental	5	1	—
Cost reimbursements	(120)	(28)	—
TOTAL REVENUES	32	4	—
EXPENSES
Management and exchange	175	38	—
Rental	(29)	(5)	—
General and administrative	300	198	106
Depreciation and amortization	26	9	4
Litigation charges	1	—	—
Cost reimbursements	(120)	(28)	—
TOTAL EXPENSES	353	212	110
Losses and other expense, net	(13)	(8)	—
Interest expense	(132)	(54)	(10)
ILG acquisition-related costs	(118)	(127)	(1)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(584)	(397)	(121)
Provision for income taxes	(83)	(51)	(5)
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	(667)	(448)	(126)
Net (income) loss attributable to noncontrolling interests	(4)	3	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(671)	$(445)	$(126)

Consolidated Property Owners’ Associations
The following table illustrates the impact of the Consolidated Property Owners’ Associations of the acquired Legacy-ILG vacation ownership properties under the voting interest model, which represents the portion related to individual or third-party VOI owners.

	Fiscal Years
($ in millions)	2019	2018	2017
REVENUES
Resort management and other services	$147	$31	$—
Rental	5	1	—
Cost reimbursements	(120)	(28)	—
TOTAL REVENUES	32	4	—
EXPENSES
Resort management and other services	175	38	—
Rental	(29)	(5)	—
Cost reimbursements	(120)	(28)	—
TOTAL EXPENSES	26	5	—
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	6	(1)	—
Net (income) loss attributable to noncontrolling interests	(4)	3	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2	$2	$—
General and Administrative

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
General and administrative	$300	$198	$106	$102	$15	12%	$92	$15	14%
2019 Compared to 2018
Excluding the impact of the ILG Acquisition, general and administrative expenses increased $15 million due to higher legal and technology costs as well as higher personnel related and other expenses. The higher personnel related and other expenses included annual merit, bonus and inflationary cost increases.
Depreciation and Amortization

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Depreciation and amortization	$26	$9	$4	$17	$4	88%	$5	$—	—%
Gains (Losses) and Other Income (Expense), net

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Losses and other expense, net	$(13)	$(8)	$—	$(5)	$(11)	163%	$(8)	$(6)	NM
2019 Compared to 2018
In 2019, we recorded $13 million of losses and other expense primarily related to $10 million of integration related tax matters, $3 million of miscellaneous losses and other expense, and $2 million of losses and other expense resulting from foreign currency translation, partially offset by $3 million of gains and other income resulting from the recovery of a portion of the fraudulently induced electronic payment disbursements made in the second quarter of 2018.

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
Interest Expense

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
Interest expense	$(132)	$(54)	$(10)	$(78)	$(77)	(149%)	$(44)	$(42)	NM
2019 Compared to 2018
Interest expense increased $78 million due to $73 million of interest expense associated with the new debt issued in the third quarter of 2018 in connection with the ILG Acquisition, $4 million of higher interest expense associated with the Warehouse Credit Facility due to higher usage in 2019, and $4 million of higher interest expense associated with assumed Legacy-ILG debt that was redeemed during the fourth quarter of 2019, as discussed in Footnote 14 “Debt” to our Financial Statements.
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

	Fiscal Years			Change 2019 vs. 2018			Change 2018 vs. 2017
					Change Excluding Legacy-ILG Impact			Change Excluding Legacy-ILG Impact
($ in millions)	2019	2018	2017	Change			Change
ILG acquisition-related costs	$(118)	$(127)	$(1)	$9	$(1)	(1%)	$(126)	$(94)	NM
Income Tax

	Fiscal Years			Change 2019 vs. 2018		Change 2018 vs. 2017
($ in millions)	2019	2018	2017
Provision for income taxes	$(83)	$(51)	$(5)	$(32)	(61%)	$(46)	NM
2019 Compared to 2018
For the year ended December 31, 2019, the provision for income taxes increased $32 million, compared with the same period in 2018. The increase was primarily driven by increases in U.S. and foreign earnings as a result of the ILG Acquisition.
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($287 million at the end of 2019), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At the end of 2019, we had $4.2 billion of total gross debt outstanding, which included $1.9 billion of non-recourse securitized debt, $1.1 billion of gross senior unsecured notes, $0.9 billion of gross secured indebtedness under the Corporate Credit Facility, and $0.2 billion of Convertible Notes.
At the end of 2019, we had $846 million of real estate inventory on hand, comprised of $777 million of finished goods and $69 million of work-in-progress. In addition, we had $55 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.

Our vacation ownership product offerings allow us to utilize our real estate inventory efficiently. The majority of our sales are of points-based products, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we need to have only a few resorts under development at any given time and can leverage successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs enable us to closely align the timing of our real estate inventory acquisitions with the pace of sales of vacation ownership products. We expect to standardize our sales inventory acquisition policies across our portfolio of vacation ownership brands acquired as part of the ILG Acquisition.
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
Our Exchange & Third-Party Management segment includes exchange networks, membership programs and third-party property management services that were acquired as part of the ILG Acquisition. These networks, programs and services generate revenue that is generally fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services. This segment is expected to be less capital intensive than our Vacation Ownership segment and is expected to be funded with cash generated from segment operations.
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Fiscal Years
($ in millions)	2019	2018	2017
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$382	$97	$142
Investing activities	37	(1,407)	(38)
Financing activities	(331)	1,433	171
Effect of change in exchange rates on cash, cash equivalents and restricted cash	(1)	—	3
Net change in cash, cash equivalents and restricted cash	$87	$123	$278
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
In 2019, we generated $382 million of cash flows from operating activities compared to $97 million in 2018. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations reflected higher originations of vacation ownership notes receivable driven by higher contract sales and slightly higher financing propensity, higher inventory spending, lower ILG acquisition-related costs, and timing of certain annual compensation-related outflows partially offset by higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable. The impact of changes in operating cash flows in 2019 also included $118 million of ILG acquisition-related costs, partially offset by business interruption insurance proceeds of $6 million for Legacy-MVW losses and $38 million for Legacy-ILG losses.
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
In addition to net income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending Less Than Cost of Sales

	Fiscal Years
($ in millions)	2019	2018	2017
Inventory spending	$(228)	$(212)	$(121)
Purchase of vacation ownership units for future transfer to inventory	(20)	—	(34)
Inventory costs	292	221	167
Inventory spending less than cost of sales	$44	$9	$12
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item). Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from our points programs and capital efficient transactions, our spending for real estate inventory remained below the amount of real estate inventory costs in 2019, 2018, and 2017.
Our inventory spending in 2019 included a payment to satisfy our commitment to purchase 78 vacation ownership units located in San Francisco, California for $48 million. Purchase of vacation ownership units for future transfer to inventory for 2019 included a $20 million advance payment to satisfy a portion of our commitment to purchase 57 vacation ownership units located in New York.
Our inventory spending in 2018 included payments to satisfy our then remaining commitments to purchase vacation ownership units located at our resort in Marco Island, Florida. During 2018, we acquired 92 completed vacation ownership units for $83 million and 20 completed vacation ownership units for $24 million in two separate transactions.
See Footnote 3 “Acquisitions and Dispositions” and Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding the transactions discussed above.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Fiscal Years
($ in millions)	2019	2018	2017
Vacation ownership notes receivable collections — non-securitized	$61	$115	$76
Vacation ownership notes receivable collections — securitized	432	271	194
Vacation ownership notes receivable originations	(817)	(630)	(466)
Vacation ownership notes receivable collections less than originations	$(324)	$(244)	$(196)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased in 2019 compared to 2018 due to an increase in the portfolio of outstanding vacation ownership notes receivable, including full-year collections on the portfolio acquired in 2018 as part of the ILG Acquisition. Vacation ownership notes receivable originations in 2019 increased due to higher vacation ownership contract sales combined with a slight increase in financing propensity to 63 percent compared to 62 percent for 2018.

Cash from Investing Activities

	Fiscal Years
($ in millions)	2019	2018	2017
Acquisition of a business, net of cash and restricted cash acquired	$—	$(1,393)	$—
Disposition of subsidiary shares to noncontrolling interest holder	—	40	—
Proceeds from collection of notes receivable	38	—	—
Capital expenditures for property and equipment (excluding inventory)	(46)	(40)	(26)
Purchase of company owned life insurance	(6)	(14)	(12)
Dispositions, net	51	—	—
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	$37	$(1,407)	$(38)
Acquisition of a Business, Net of Cash and Restricted Cash Acquired
Cash outflows of $1.4 billion in 2018 were due to the ILG Acquisition. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for more information.
Disposition of Subsidiary Shares to Noncontrolling Interest
As part of the ILG Acquisition, we acquired a 75.5 percent interest in VRI Europe Limited (“VRI Europe”), a joint venture comprised of a European vacation ownership resort management business, which was consolidated by MVW under the voting interest model. During the fourth quarter of 2018, we sold our interest in VRI Europe to an affiliate of the noncontrolling interest holder for our book value of $63 million, of which $40 million in cash proceeds was received in 2018. In addition, we recorded total receivables of $23 million relating to this transaction, which was received in 2019 and is included in the Proceeds from collection of notes receivable line on our Cash Flows as discussed below.
Proceeds from Collection of Notes Receivable
During 2019, we collected $23 million of notes receivable related to the disposition of our interest in VRI Europe during the fourth quarter of 2018. In addition, we also collected a $15 million note receivable acquired in the ILG Acquisition.
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
In 2019, capital expenditures for property and equipment of $46 million included $32 million to support business operations (including $19 million for ancillary and other operations assets and $13 million for sales locations) and $14 million for technology spending.
In 2018, capital expenditures for property and equipment of $40 million included $29 million to support business operations (including $19 million for ancillary and other operations assets and $10 million for sales locations) and $11 million for technology spending.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants as discussed in Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements. During 2019 and 2018, we paid $6 million and $14 million, respectively, to acquire these policies.
Dispositions, net
Dispositions of $51 million during 2019 related to our dispositions of excess land parcels in Cancun, Mexico and Avon, Colorado as part of our strategic decision to reduce holdings in markets where we have excess supply. See discussion included in Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for additional information.
We did not have any significant dispositions of property and assets in 2018.

Cash from Financing Activities

	Fiscal Years
($ in millions)	2019	2018	2017
Borrowings from securitization transactions	$1,026	$539	$400
Repayment of debt related to securitization transactions	(880)	(382)	(293)
Proceeds from debt	935	1,690	318
Repayments of debt	(820)	(215)	(88)
Finance lease payment	(12)	—	—
Purchase of convertible note hedges	—	—	(33)
Proceeds from issuance of warrants	—	—	20
Debt issuance costs	(20)	(34)	(15)
Repurchase of common stock	(465)	(96)	(88)
Payment of dividends	(81)	(51)	(38)
Payment of withholding taxes on vesting of restricted stock units	(15)	(18)	(11)
Other, net	1	—	(1)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	$(331)	$1,433	$171
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
During the second quarter of 2019, we completed the securitization of a pool of $459 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement, $450 million in vacation ownership loan backed notes from MVW 2019-1 LLC (the “2019-1 LLC”). Three classes of vacation ownership loan backed notes were issued by the 2019-1 LLC: $350 million of Class A Notes, $67 million of Class B Notes and $33 million of Class C Notes. The Class A Notes have an interest rate of 2.89 percent, the Class B Notes have an interest rate of 3.00 percent and the Class C Notes have an interest rate of 3.33 percent, for an overall weighted average interest rate of 2.94 percent.
We completed two securitization transactions during the fourth quarter of 2019. In October 2019, we completed the securitization of a pool of $315 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $309 million in vacation ownership loan backed notes from MVW 2019-2 LLC (the “2019-2 LLC”). Three classes of vacation ownership loan backed notes were issued by the 2019-2 LLC: $232 million of Class A Notes, $54 million of Class B Notes and $23 million of Class C Notes. The Class A Notes have an interest rate of 2.22 percent, the Class B Notes have an interest rate of 2.44 percent and the Class C Notes have an interest rate of 2.68 percent, for an overall weighted average interest rate of 2.29 percent.
Additionally, in December 2019, we completed the securitization of a pool of $90 million of primarily Asia-Pacific vacation ownership notes receivable that we previously classified as not eligible for securitization. In connection with the securitization, an investor purchased in a private placement $65 million in vacation ownership loan backed notes from Vacanza 2019-A LLC with an interest rate of 4.42%. The securitized loans previously were classified as not eligible for securitization using criteria applicable to then current securitization transactions in the ABS market because they did not meet certain representation criteria required in such securitizations, or because of other factors that may have reflected investor demand in a securitization transaction.
Proceeds from / Repayments of Debt
Borrowings from / Repayment of Revolving Corporate Credit Facility
During 2019, we borrowed $585 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, of which $555 million was repaid during 2019. As of December 31, 2019, $30 million was outstanding under our Revolving Corporate Credit Facility.

During 2018, we borrowed $40 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, all of which was repaid as of December 31, 2018.
See Footnote 14 “Debt” to our Financial Statements for additional information regarding our Revolving Corporate Credit Facility.
Proceeds from Senior Unsecured Debt and Term Loan
During 2019, we issued $350 million of senior unsecured notes, the 2028 Notes, under an indenture dated October 1, 2019 with The Bank of New York Mellon Trust, as trustee. The net proceeds from the 2028 Notes were used (i) to redeem all of the outstanding IAC Notes, (ii) to redeem all of the outstanding Exchange Notes, (iii) to repay a portion of the outstanding borrowings under our Revolving Corporate Credit Facility, (iv) to pay transaction expenses and fees in connection with each of the foregoing and (v) for general corporate purposes.
During 2018, in connection with the ILG Acquisition, we issued $750 million of senior unsecured notes, the 2026 Notes, and borrowed $900 million under a Term Loan, which was included as part of our Corporate Credit Facility.
See Footnote 14 “Debt” to our Financial Statements for additional information on these transactions.
Repayments of Non-interest Bearing Note Payable
During 2019, we paid the last installment of $31 million on a non-interest bearing note payable related to the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii in 2017. During 2018, we paid $33 million on this non-interest bearing note payable.
Debt Issuance Costs
In 2019, we incurred $20 million of debt issuance costs, which included $12 million associated with the 2019 vacation ownership notes receivable securitizations, $5 million associated with the issuance of Senior Unsecured Notes, $2 million associated with the amendment and extension of the Warehouse Credit Facility, and $1 million related to the amendment of the Revolving Corporate Credit Facility.
In 2018, we incurred $34 million of debt issuance costs, which included $13 million associated with the Term Loan, $9 million associated with the issuance of Senior Unsecured Notes, $6 million associated with the 2018 vacation ownership notes receivable securitizations, $4 million related to the current $600 million Revolving Corporate Credit Facility, $1 million associated with the amendment and extension of the Warehouse Credit Facility and $1 million associated with the issuance of the Exchange Notes.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2018	11,687,774	$793	$67.85
For the year ended December 31, 2019	4,731,176	465	98.24
As of December 31, 2019	16,418,950	$1,258	$76.60
See Footnote 15 “Shareholders' Equity” to our Financial Statements for further information related to our share repurchase program.
Payment of Dividends to Common Shareholders
We distributed cash dividends to holders of common stock for the year ended December 31, 2019 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 6, 2018	December 20, 2018	January 3, 2019	$0.45
February 15, 2019	February 28, 2019	March 14, 2019	$0.45
May 9, 2019	May 23, 2019	June 6, 2019	$0.45
September 5, 2019	September 19, 2019	October 3, 2019	$0.45
On December 9, 2019, our Board of Directors declared a quarterly dividend of $0.54 per share that was paid on January 6, 2020 to shareholders of record as of December 23, 2019. On February 14, 2020, subsequent to the end of 2019, our Board of Directors declared a quarterly dividend of $0.54 per share to be paid on March 12, 2020 to shareholders of record as of February 27, 2020.

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
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of December 31, 2019:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Debt(1)	$5,180	$375	$977	$741	$3,087
Purchase obligations(2)	466	232	196	38	—
Operating lease obligations	230	34	44	36	116
Finance lease obligations(3)	14	11	3	—	—
Other long-term obligations(4)	43	23	14	3	3
Total contractual obligations	$5,933	$675	$1,234	$818	$3,206
_________________________

(1)	Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.

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
Leases That Have Not Yet Commenced
Subsequent to the end of 2019, we entered into a finance lease arrangement for a new corporate office building in Orlando, Florida. The new Orlando corporate office building is expected to be completed in 2021, at which time the lease term will commence and a right-of-use asset and corresponding liability will be recorded on our balance sheet. The initial lease term is approximately 16 years with total lease payments of $129 million for the aforementioned period.
Recent Accounting Pronouncements
See Footnote 2 “Summary of Significant Accounting Policies,” to our Financial Statements for information regarding accounting standards adopted in 2019 and other new accounting standards that were issued but not effective as of December 31, 2019.
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
See Footnote 2 “Summary of Significant Accounting Policies,” to our Financial Statements for further information on accounting policies that we believe to be critical, including our policies on:
Revenue recognition, including how we recognize revenue under Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”);
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
Valuation of right-of-use assets and lease liabilities, including determination of lease term which may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option, as further described in Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements;
Valuation of property and equipment, including when we record impairment losses;
Valuation of goodwill and intangible assets, including when we record impairment losses;
Accounting for acquired vacation ownership notes receivable, which is also discussed in Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements;
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
We are exposed to interest rate risk through borrowings on our Warehouse Credit Facility and our Corporate Credit Facility, which includes our Revolving Corporate Credit Facility and our Term Loan, as these facilities bear interest at variable rates. All other interest bearing debt, including securitized debt, incurs interest at fixed rates. Changes in interest rates also impact the fair value of our fixed-rate notes receivable and our fixed-rate debt.
The following table sets forth the scheduled maturities and the total fair value as of year-end 2019 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		2020	2021	2022	2023	2024	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Originated vacation ownership notes receivable — non-securitized	12.5%	$45	$36	$34	$32	$33	$236	$416	$426
Originated vacation ownership notes receivable — securitized	12.6%	$135	$139	$142	$143	$143	$676	$1,378	$1,399
Acquired vacation ownership notes receivable — non-securitized	13.4%	$7	$6	$7	$7	$7	$33	$67	$67
Acquired vacation ownership notes receivable — securitized	13.5%	$48	$45	$45	$45	$43	$146	$372	$372
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	2.9%	$(189)	$(195)	$(199)	$(216)	$(202)	$(890)	$(1,891)	$(1,924)
Senior Unsecured Notes
2026 Notes	6.5%	$—	$—	$—	$—	$—	$(750)	$(750)	$(824)
2028 Notes	4.8%	$—	$—	$—	$—	$—	$(350)	$(350)	$(358)
Term Loan	3.5%	$(9)	$(9)	$(9)	$(9)	$(9)	$(848)	$(893)	$(899)
Revolving Corporate Credit Facility	3.7%	$—	$—	$—	$(30)	$—	$—	$(30)	$(27)
Convertible Notes	4.7%	$—	$—	$(230)	$—	$—	$—	$(230)	$(247)
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on Internal Control over Financial Reporting
We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Marriott Vacations Worldwide Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2019 and December 31, 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation (the Company) as of December 31, 2019 and December 31, 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill assigned to Exchange & Third-Party Management Reporting Unit
Description of the Matter
At December 31, 2019, the Company’s goodwill assigned to the Exchange & Third-Party Management reporting unit was $447 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.
Auditing management’s annual goodwill impairment test for the Exchange & Third-Party Management reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to changes in significant assumptions, which include projections of revenues, expenses, expected future investments and the discount rate. These significant assumptions are affected by expectations about future industry performance and market and economic conditions.

Valuation of Goodwill assigned to Exchange & Third-Party Management Reporting Unit
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the reporting unit, we performed audit procedures that included, among others, assessing the methodologies utilized by the Company and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We assessed the historical accuracy of management’s estimates, compared the significant assumptions used by the Company to historical operating results and cash flows as well as current industry and economic trends and evaluated whether changes in the Company’s business model and other factors would materially affect the significant assumptions. We also performed sensitivity analyses on the significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved our valuation specialists to assist in the evaluation of the Company’s methodologies and certain significant assumptions, such as the projections of revenue and the discount rate.

Cost of Vacation Ownership Products
Description of the Matter
The Company’s cost of vacation ownership products was $356 million for the year ended December 31, 2019. As discussed in Note 2 to the consolidated financial statements, the Company accounts for the cost of vacation ownership products utilizing the relative sales value method in accordance with the authoritative guidance for accounting for real estate time-sharing transactions. Changes in estimates used in applying the relative sales value method are recognized in the period that the changes occur.
Auditing the Company’s application of the relative sales value method was challenging due to the nature and extent of audit effort required as the calculations are complex and contain a significant volume of data. Additionally, the determination of the cost of vacation ownership products was sensitive to certain estimates, such as estimated future revenue from sale of vacation ownership products, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the cost of vacation ownership products. For example, we tested controls over management’s review of the calculations, including the inputs and certain estimates, such as estimated future revenue from sale of vacation ownership products.
To test the cost of vacation ownership products, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the estimates discussed above and testing the completeness and accuracy of the data used by the Company in the calculations. For example, we agreed inputs to the calculations to historical data and evaluated the estimates used in the calculations, such as estimated future revenue from sale of vacation ownership products, utilizing historical operating results and relevant market information available. We involved real estate subject matter resources on our team because the application of the relative sales value method is unique to companies in the real estate time-sharing industry.

Valuation of Originated and Acquired Vacation Ownership Notes Receivable
Description of the Matter
As of December 31, 2019, the Company’s vacation ownership notes receivable was $2,233 million of which $1,794 million related to originated vacation ownership notes receivable and $439 million related to acquired vacation ownership notes receivable. As discussed in Note 2 to the consolidated financial statements, for originated notes the Company records the difference between the vacation ownership note receivable and variable consideration included in the transaction price for the sale of the related vacation ownership products as a reserve on the Company’s vacation ownership notes receivable. The estimates of the variable consideration are based on default rates that are an output of the Company’s static pool analyses. The Company’s acquired vacation ownership notes receivable are accounted for using the expected cash flow method of recognizing discount accretion (interest income) based on the expected cash flows from the acquired vacation ownership notes receivable which consider certain assumptions, including default rates. The cash flows from the acquired vacation ownership notes receivable are remeasured at each reporting period with corresponding adjustments made to the interest income expected to be earned in the future.
Auditing the Company’s valuation of originated and acquired vacation ownership notes receivable was challenging due to the nature and extent of audit effort required as the static pool analyses are complex and contain a significant volume of data. Furthermore, the valuation of originated and acquired vacation ownership notes receivable was sensitive to assumptions about future market and economic conditions which are used to determine the default rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s vacation ownership notes receivable process. For example, we tested controls over management’s review of the static pool analyses, including the significant inputs to the analysis and evaluation of the resulting default rates.
To test the valuation of originated and acquired vacation ownership notes receivable, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the data used by the Company in its analysis. For example, we compared inputs to the static pool analysis to historical data and we compared the default rates from the static pool analyses to the Company’s historical and current default rates by customer class. We involved real estate subject matter resources on our team because the static pool analyses are unique to companies in the real estate time-sharing industry.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Orlando, Florida
March 2, 2020

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2019, 2018 and 2017
(In millions, except per share amounts)

	2019	2018	2017
REVENUES
Sale of vacation ownership products	$1,390	$990	$757
Management and exchange	954	499	279
Rental	628	371	262
Financing	275	183	135
Cost reimbursements	1,108	925	750
TOTAL REVENUES	4,355	2,968	2,183
EXPENSES
Cost of vacation ownership products	356	260	194
Marketing and sales	762	527	388
Management and exchange	506	259	147
Rental	416	281	221
Financing	96	65	43
General and administrative	300	198	106
Depreciation and amortization	141	62	21
Litigation charges	7	46	4
Royalty fee	106	78	63
Impairment	99	—	—
Cost reimbursements	1,108	925	750
TOTAL EXPENSES	3,897	2,701	1,937
Gains and other income, net	16	21	6
Interest expense	(132)	(54)	(10)
ILG acquisition-related costs	(118)	(127)	(1)
Other	1	(4)	(1)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	225	103	240
Provision for income taxes	(83)	(51)	(5)
NET INCOME	142	52	235
Net (income) loss attributable to noncontrolling interests	(4)	3	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$138	$55	$235

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$3.13	$1.64	$8.70
Diluted	$3.09	$1.61	$8.49

CASH DIVIDENDS DECLARED PER SHARE	$1.89	$1.65	$1.45

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2019, 2018 and 2017
(In millions)

	2019	2018	2017
NET INCOME	$142	$52	$235

Foreign currency translation adjustments	(27)	(5)	12
Derivative instrument adjustment, net of tax	(15)	(6)	—
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(42)	(11)	12

Net (income) loss attributable to noncontrolling interests	(4)	3	—
Other comprehensive income attributable to noncontrolling interests	—	—	—
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4)	3	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$96	$44	$247

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2019 and 2018
(In millions, except share and per share data)

	2019	2018
ASSETS
Cash and cash equivalents	$287	$231
Restricted cash (including $64 and $69 from VIEs, respectively)	414	383
Accounts receivable, net (including $13 and $11 from VIEs, respectively)	323	324
Vacation ownership notes receivable, net (including $1,750 and $1,627 from VIEs, respectively)	2,233	2,039
Inventory	859	863
Property and equipment	751	951
Goodwill	2,892	2,828
Intangibles, net	1,027	1,107
Other (including $39 and $26 from VIEs, respectively)	428	292
TOTAL ASSETS	$9,214	$9,018

LIABILITIES AND EQUITY
Accounts payable	$286	$301
Advance deposits	187	171
Accrued liabilities (including $2 and $2 from VIEs, respectively)	397	246
Deferred revenue	433	383
Payroll and benefits liability	186	210
Deferred compensation liability	110	93
Securitized debt, net (including $1,871 and $1,706 from VIEs, respectively)	1,871	1,714
Debt, net	2,216	2,104
Other	197	12
Deferred taxes	300	318
TOTAL LIABILITIES	6,183	5,552
Contingencies and Commitments (Note 11)
Preferred stock — $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 100,000,000 shares authorized; 75,020,272 and 57,626,462 shares issued, respectively	1	1
Treasury stock — at cost; 33,438,176 and 11,633,731 shares, respectively	(1,253)	(790)
Additional paid-in capital	3,738	3,721
Accumulated other comprehensive income	(36)	6
Retained earnings	569	523
TOTAL MVW SHAREHOLDERS' EQUITY	3,019	3,461
Noncontrolling interests	12	5
TOTAL EQUITY	3,031	3,466
TOTAL LIABILITIES AND EQUITY	$9,214	$9,018
The abbreviation VIEs above means Variable Interest Entities.

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2019, 2018 and 2017
(In millions)

	2019	2018	2017
OPERATING ACTIVITIES
Net income	$142	$52	$235
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	141	62	21
Amortization of debt discount and issuance costs	19	16	10
Vacation ownership notes receivable reserve	112	68	52
Share-based compensation	33	29	16
Impairment charges	99	—	—
(Gain) loss on disposal of property and equipment, net	(18)	1	2
Deferred income taxes	5	54	(61)
Net change in assets and liabilities, net of the effects of acquisition:
Accounts receivable	69	(38)	(9)
Vacation ownership notes receivable originations	(817)	(630)	(466)
Vacation ownership notes receivable collections	493	386	270
Inventory	65	9	45
Purchase of vacation ownership units for future transfer to inventory	(20)	—	(34)
Other assets	24	21	(21)
Accounts payable, advance deposits and accrued liabilities	17	21	39
Deferred revenue	10	40	9
Payroll and benefit liabilities	(25)	(8)	16
Deferred compensation liability	18	10	12
Other liabilities	23	—	—
Other, net	(8)	4	6
Net cash, cash equivalents and restricted cash provided by operating activities	382	97	142
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	—	(1,393)	—
Disposition of subsidiary shares to noncontrolling interest holder	—	40	—
Proceeds from collection of notes receivable	38	—	—
Capital expenditures for property and equipment (excluding inventory)	(46)	(40)	(26)
Purchase of company owned life insurance	(6)	(14)	(12)
Dispositions, net	51	—	—
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	37	(1,407)	(38)

Continued

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years 2019, 2018 and 2017
(In millions)

	2019	2018	2017
FINANCING ACTIVITIES
Borrowings from securitization transactions	1,026	539	400
Repayment of debt related to securitization transactions	(880)	(382)	(293)
Proceeds from debt	935	1,690	318
Repayments of debt	(820)	(215)	(88)
Finance lease payment	(12)	—	—
Purchase of convertible note hedges	—	—	(33)
Proceeds from issuance of warrants	—	—	20
Debt issuance costs	(20)	(34)	(15)
Repurchase of common stock	(465)	(96)	(88)
Payment of dividends	(81)	(51)	(38)
Payment of withholding taxes on vesting of restricted stock units	(15)	(18)	(11)
Other, net	1	—	(1)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(331)	1,433	171
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—	3
Change in cash, cash equivalents and restricted cash	87	123	278
Cash, cash equivalents and restricted cash, beginning of period	614	491	213
Cash, cash equivalents and restricted cash, end of period	$701	$614	$491

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends payable	$23	$21	$11
Non-cash issuance of debt in connection with acquisition of vacation ownership units	—	—	64
Non-cash issuance of note receivable in connection with disposition to noncontrolling interest	—	23	—
Non-cash issuance of stock in connection with ILG Acquisition	—	2,505	—
Non-cash transfer from property and equipment to inventory	71	—	—
Non-cash issuance of treasury stock for employee purchase plan	2	1	1
Property acquired via capital lease	—	9	—

SUPPLEMENTAL DISCLOSURES
Interest paid, net of amounts capitalized	$167	$55	$22
Income taxes paid, net of refunds	53	41	49
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years 2019, 2018 and 2017
(In millions)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

36.6	BALANCE AT YEAR-END 2016	$—	$(607)	$1,163	$5	$334	$895	$—	$895
—	Net income	—	—	—	—	235	235	—	235
—	Foreign currency translation adjustments	—	—	—	12	—	12	—	12
0.3	Amounts related to share-based compensation	—	—	5	—	—	5	—	5
—	Repurchase of common stock	—	(88)	—	—	—	(88)	—	(88)
—	Dividends	—	—	—	—	(40)	(40)	—	(40)
—	Equity component of convertible notes, net of issuance costs	—	—	33	—	—	33	—	33
—	Purchase of convertible note hedges	—	—	(33)	—	—	(33)	—	(33)
—	Issuance of warrants	—	—	20	—	—	20	—	20
—	Employee stock plan issuance	—	1	1	—	—	2	—	2
36.9	BALANCE AT YEAR-END 2017	—	(694)	1,189	17	529	1,041	—	1,041
—	Net income	—	—	—	—	55	55	(3)	52
20.5	ILG Acquisition	1	—	2,408	—	—	2,409	29	2,438
—	Disposition of subsidiary shares to noncontrolling interest holder	—	—	72	—	—	72	(21)	51
—	Foreign currency translation adjustments	—	—	—	(5)	—	(5)	—	(5)
—	Derivative instrument adjustment	—	—	—	(6)	—	(6)	—	(6)
0.2	Amounts related to share-based compensation	—	—	52	—	—	52	—	52
—	Repurchase of common stock	—	(96)	—	—	—	(96)	—	(96)
—	Dividends	—	—	—	—	(61)	(61)	—	(61)
57.6	BALANCE AT YEAR-END 2018	1	(790)	3,721	6	523	3,461	5	3,466
—	Impact of adoption of ASU 2016-02	—	—	—	—	(8)	(8)	—	(8)
57.6	OPENING BALANCE 2019	1	(790)	3,721	6	515	3,453	5	3,458
—	Net income	—	—	—	—	138	138	4	142
—	ILG Acquisition purchase accounting adjustment	—	—	—	—	—	—	3	3
—	Foreign currency translation adjustments	—	—	—	(27)	—	(27)	—	(27)
—	Derivative instrument adjustment	—	—	—	(15)	—	(15)	—	(15)
0.3	Amounts related to share-based compensation	—	—	16	—	—	16	—	16
—	Repurchase of common stock	—	(465)	—	—	—	(465)	—	(465)
—	Dividends	—	—	—	—	(84)	(84)	—	(84)
17.1	Tax restructuring transaction	—	—	—	—	—	—	—	—
—	Employee stock plan issuance	—	2	1	—	—	3	—	3
75.0	BALANCE AT YEAR-END 2019	$1	$(1,253)	$3,738	$(36)	$569	$3,019	$12	$3,031

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The consolidated financial statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW” or “the Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted. We also refer to Marriott International, Inc. as “Marriott International” and Marriott International’s Marriott Bonvoy customer loyalty program as “Marriott Bonvoy.” We use certain other terms that are defined within these Financial Statements.
The Financial Statements presented herein and discussed below include 100 percent of the assets, liabilities, revenues, expenses and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities (“VIEs”) for which Marriott Vacations Worldwide is the primary beneficiary in accordance with consolidation accounting guidance. References in these Financial Statements to net income attributable to common shareholders and MVW shareholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
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

Fiscal Year	Fiscal Year-End Date	Number of Days
2019	December 31, 2019	365
2018	December 31, 2018	365
2017	December 31, 2017	366

Acquisition of ILG
On September 1, 2018 (the “Acquisition Date”), we completed the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”) through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.” See Footnote 3 “Acquisitions and Dispositions” for more information on the ILG Acquisition.
Reclassifications
We have reclassified the following prior year amounts to conform to the current year presentation:

•	Reclassified Resort management and other services revenue to Management and exchange revenue;

•	Reclassified Resort management and other services expense to Management and exchange expense;

•	Consolidated Consumer financing interest expense into Financing expense;

•	Reclassified depreciation expense from Marketing and sales expense, Management and exchange expense, Rental expense, and General and administrative expense to Depreciation and amortization expense;

•	Reclassified $53 million from Accrued liabilities to Accounts payable;

•	Reclassified $58 million from Accrued liabilities to Advance deposits;

•	Reclassified $64 million from Accrued liabilities to Deferred revenue;

•	Reclassified $2 million from Accrued liabilities to Payroll and benefits liability;

•	Reclassified $3 million from Payroll and benefits liability to Accounts payable; and

•	Reclassified $20 million of other debt from Debt, net to Securitized debt, net.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”).
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
In connection with the sale of vacation ownership products, we provide sales incentives to certain purchasers and, in certain cases, membership in a brand affiliated club. Non-cash incentives typically include Marriott Bonvoy points, Hyatt’s customer loyalty program points (“World of Hyatt” points), or an alternative sales incentive that we refer to as “plus points.” Plus points are redeemable for stays at our resorts or for use in an exclusive selection of travel packages provided by affiliate tour operators (the “Explorer Collection”), generally up to two years from the date of issuance. Typically, sales incentives are only awarded if the sale is closed.
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
Our assessment of collectibility of the transaction price for sales of vacation ownership products is aligned with our credit granting policies for financed contracts. In determining the consideration to which we expect to be entitled for financed contracts, we include estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analyses, which rely on historical payment data by customer class as described in “Loan Loss Reserves” below. Variable consideration which has not been included within the transaction price is presented as a reserve on vacation ownership notes receivable. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on vacation ownership notes receivable and can increase or decrease revenue. Revenues were reduced during 2019 by $13 million due to changes in our estimate of variable consideration for performance obligations that were satisfied in prior periods. In addition, we account for cash incentives provided to customers as a reduction of the transaction price. Refer to “Arrangements with Multiple Performance Obligations” below for a description of our methods of allocating transaction price to each performance obligation.
We evaluated our business practices, and the underlying risks and rewards associated with vacation ownership products and the respective timing that such risks and rewards are transferred to the customer in determining the point in time at which control of the vacation ownership product is transferred to the customer. Based upon the different terms of the contracts with the customer and business practices, we transfer control of the vacation ownership product at different times for Legacy-MVW and Legacy-ILG. We recognize revenue on the sale of Legacy-MVW vacation ownership products at closing. We recognize revenue on the sale of Legacy-ILG vacation ownership products upon expiration of the rescission period.
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
We receive payments for rentals primarily through credit card charges. We generally recognize rental revenues when occupancy has occurred, which is consistent with the period in which the customer benefits from such service. For certain rental revenues associated with our Exchange & Third-Party Management segment, revenue is recognized when confirmation of the transaction is provided as we concluded we are an agent for these transactions. We recognize rental revenue from the utilization of plus points issued in connection with the sale of vacation ownership products as described in “Sale of Vacation Ownership Products” above.
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
Variable Interest Entities
We consolidate entities under our control, including VIEs where we are deemed to be the primary beneficiary. In accordance with the applicable accounting guidance for the consolidation of VIEs, we analyze our variable interests, including loans, guarantees and equity investments, to determine if an entity in which we have a variable interest is a VIE. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. We also use our qualitative analyses to determine if we must consolidate a VIE because we are its primary beneficiary.
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
Accounts Receivable
Accounts receivable are stated at amounts due from customers, principally resort developers, members and managed properties, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our allowance for accounts receivables by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, our judgment as to the specific customer’s current ability to pay its obligation and the condition of the general economy. Our policy for determining our allowance for doubtful accounts consists of both general and specific reserves. The general reserve methodology is distinct for each business based on its historical collection experience and past practice. Predominantly, receivables greater than 120 days past due are applied a general reserve factor, while receivables 180 days or more past due are fully reserved. The determination of when to apply a specific reserve requires judgment and is directly related to the particular customer collection issue identified, such as known liquidity constraints, insolvency concerns or litigation. We write off accounts receivable when they become uncollectible once we have exhausted all means of collection. Accounts receivable is presented net of allowances of $12 million and $4 million at December 31, 2019 and December 31, 2018, respectively.
Originated Vacation Ownership Notes Receivable Reserve
We record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our originated vacation ownership notes receivable. See “Financing Revenues” above for further information.
Legacy-MVW Vacation Ownership Notes Receivable
Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. We consider loans over 150 days past due to be in default and fully reserve such amounts. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in Asia Pacific or Europe, when revocation is complete. For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.04 percent and 7.01 percent as of December 31, 2019 and December 31, 2018, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $8 million and $7 million as of December 31, 2019 and December 31, 2018, respectively.
For additional information on our Legacy-MVW vacation ownership notes receivable, including information on the related reserves, see Footnote 6 “Vacation Ownership Notes Receivable.”
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

We consider vacation ownership notes receivable to be in default upon reaching 120 days outstanding. We use the origination of the vacation ownership notes receivable by brand (Westin, Sheraton, Hyatt) and the FICO scores of the customer as the primary credit quality indicators for our Legacy-ILG vacation ownership notes receivable, as historical performance indicates that there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the customers.
At December 31, 2019 and December 31, 2018, the weighted average FICO score within our consolidated Legacy-ILG vacation ownership notes receivable pools was 712 and 710, respectively, based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG consolidated outstanding pool of vacation ownership notes receivable as of December 31, 2019 and December 31, 2018 was 12.65 percent and 12.37 percent, respectively. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG originated vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $2 million and $1 million as of December 31, 2019 and December 31, 2018, respectively.
For additional information on our Legacy-ILG vacation ownership notes receivable, including information on the related reserves, see Footnote 6 “Vacation Ownership Notes Receivable.”

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
We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for cost of vacation ownership products related to variable consideration which has not been included within the transaction price (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-up activity, and are recorded in Cost of vacation ownership product expenses on the Income Statements to retrospectively adjust the margin previously recorded subject to those estimates. For 2019, 2018 and 2017, product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $8 million, $6 million and less than $1 million, respectively.
Property and Equipment
Property and equipment includes our sales centers, golf courses, information technology, including internally developed capitalized software, and other assets used in the normal course of business, as well as land held for future vacation ownership product development and undeveloped, and partially developed land parcels that are not part of an approved development plan and do not meet the criteria to be classified as held for sale. In addition, fully developed vacation ownership interests are classified as property and equipment until they are registered for sale. We record property and equipment at cost, including interest and real estate taxes incurred during active development. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to forty years), and we amortize leasehold improvements over the shorter of the asset life or lease term.
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
Leases
We account for leases in accordance with ASC 842, as defined herein, which we adopted on January 1, 2019, using the modified retrospective method. See “New Accounting Standards” below for further discussion of the adoption.
Operating leases include lease arrangements for various land, corporate facilities, real estate and equipment. We also have a long-term land lease for land underlying an operating hotel. Corporate facilities leases are for office space, including our corporate headquarters in Orlando, Florida. Other operating leases are primarily for office, off-site sales centers and retail space, as well as various equipment supporting our operations, with varying terms and renewal option periods.
Finance leases include lease arrangements for ancillary and operations space for which we have the commitment to purchase the associated operating property, including that leased space. See Footnote 11 “Contingencies and Commitments” for additional information. In addition, we also lease various equipment supporting our operations and classify these leases as finance leases in accordance with ASC 842. The depreciable life of these assets is limited to the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Impairment of Long-Lived Assets and Other Intangible Assets
We assess long-lived assets, including property and equipment, leases, and definite-lived intangible assets, for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

We assess indefinite-lived intangible assets for potential impairment and continued indefinite use annually, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount. If the carrying value of the asset exceeds the fair value, we recognize an impairment loss in the amount of that excess. See Footnote 3 “Acquisitions and Dispositions” for additional information on the impairment charge we recorded in 2019 related to our change in development strategy and Footnote 10 “Property and Equipment” for impairment losses we recorded associated with long-lived assets. We had no impairment charges for other intangible assets during the year ended December 31, 2019.
Goodwill
We perform an annual review for the potential impairment of the carrying value of goodwill, or more frequently if events or circumstances indicate a possible impairment. For purposes of evaluating goodwill for impairment, we have two reporting units, which are also our reportable operating segments. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.
Qualitative factors that we consider include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If the qualitative assessment is not conclusive, then a quantitative impairment analysis for goodwill is performed at the reporting unit level. We may also choose to perform this quantitative impairment analysis instead of the qualitative analysis. The quantitative impairment analysis compares the fair value of the reporting unit, determined using the income and/or market approach, to its recorded amount. If the recorded amount exceeds the fair value, then a goodwill impairment charge is recorded for the difference up to the recorded amount of goodwill.
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
We performed our annual goodwill impairment test as of October 1, 2019 and determined that the qualitative assessment was not conclusive for the Exchange & Third-Party Management reporting unit, and as such we performed a quantitative impairment analysis on this reporting unit, which indicated that the carrying value of the Exchange and Third-Party reporting unit did not exceed the estimated fair value. We had no goodwill impairment charges during the year ended December 31, 2019.
Convertible Senior Notes
In accounting for the 1.50% Convertible Senior Notes due 2022 (the “Convertible Notes”), we bifurcated the liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The excess of the principal amount of the liability over its carrying amount is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Convertible Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in additional paid-in capital within shareholders’ equity. See Footnote 14 “Debt” for more information.
Derivative Instruments
We record derivatives at fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument in our Financial Statements. A derivative qualifies for hedge accounting if we expect it to be highly effective in offsetting the underlying hedged exposure and we fulfill the hedge documentation requirements. We may designate a hedge as a cash flow hedge, fair value hedge, or a net investment in non-U.S. operations hedge based on the exposure we are hedging. If a qualifying hedge is deemed effective, we record changes in fair value in other comprehensive income.

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
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from property owners’ associations) for our participating employees totaling $19 million in 2019, $11 million in 2018 and $10 million in 2017.
Deferred Compensation Plan
Certain members of our senior management have the opportunity to participate in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”), which we maintain and administer. Under both the Deferred Compensation Plan and the Marriott International EDC (as defined below) participating employees are able to defer payment and income taxation of a portion of their salary and bonus. It also provides participants with the opportunity for long-term capital appreciation by crediting their accounts with notional earnings.
Prior to the spin-off of MVW from Marriott International (the “Marriott Spin-Off”), certain members of our senior management had the opportunity to participate in the Marriott International, Inc. Executive Deferred Compensation Plan (the “Marriott International EDC”), which Marriott International maintains and administers. Subsequent to the Marriott Spin-Off, we remain liable to reimburse Marriott International for distributions to participants that were employees of Marriott Vacations Worldwide at the time of the Marriott Spin-Off including earnings thereon.
To support our ability to meet a portion of our obligations under the Deferred Compensation Plan, we acquired company owned insurance policies (the “COLI policies”) on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants and are payable to a rabbi trust with the Company as grantor. For both 2019 and 2018, participants were able to select a rate of return based on market-based investment alternatives for up to 100 percent of their contributions and existing balances, with one of those options being a fixed rate of return of 3.5 percent.
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At December 31, 2019, the value of the assets held in the rabbi trust was $39 million, which is included in the Other line within assets on our Balance Sheets.
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
For share-based awards granted to non-employee directors, we recognize compensation expense on the grant date based on the fair value of the awards as of that date. See Footnote 16 “Share-Based Compensation” for more information, including information on the Legacy-ILG stock and incentive plan that was assumed as part of the ILG Acquisition.
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
We record a valuation allowance on deferred taxes if we determine it is more likely than not that we will not fully realize the future benefit of deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which impacts the provision for income taxes.
We file tax returns after the close of our fiscal year end and adjust our estimated tax receivable or liability to the actual tax receivable or due per the filed tax returns. Historically, we have not experienced significant differences between our estimates of provision for income tax and actual amounts incurred.
For purposes of Global Intangible Low-Taxed Income (“GILTI”), we have elected to use the period cost method and therefore have not recorded deferred taxes for basis differences expected to reverse in future periods.
For tax positions we have taken, or expect to take, in a tax return we apply a more likely than not threshold, under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold. Based on our evaluations of tax positions, we believe that potential tax exposures have been recorded appropriately. Additionally, we recognize accrued interest and penalties related to our unrecognized tax benefits as a component of tax expense.
For information about income taxes, deferred tax assets and liabilities, and uncertain tax benefits, see Footnote 5 “Income Taxes.”
New Accounting Standards
Accounting Standards Update 2017-12 – “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”)
In the first quarter of 2019, we adopted Accounting Standards Update (“ASU”) 2017-12, which eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Our adoption of ASU 2017-12 did not have a material impact on our Financial Statements or disclosures.
Accounting Standards Update 2016-02 – “Leases (Topic 842)” (“ASU 2016-02”)
In the first quarter of 2019, we adopted ASU 2016-02, as amended, using the modified retrospective method. Accordingly, previously reported financial information has not been restated to reflect the application of the new standard to comparative periods presented. As permitted by the amended guidance, we elected to adopt the package of practical expedients and therefore, we did not reassess: (i) whether any existing or expired contracts are or contain leases under the new definition; (ii) the lease classification of any such leases; or (iii) the initial direct costs of any such leases. We did not utilize the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of their right-of-use assets. Additionally, with respect to our real estate leases, we elected an accounting policy by class of underlying asset to combine lease and non-lease components. We also elected to apply an exemption for short-term leases whereby leases with an initial term of a year or less are not recorded on the balance sheet. For existing leases that commenced prior to the adoption of ASC 842, we made an accounting policy election to use our incremental borrowing rate, considering the remaining lease term and remaining minimum rental payments during transition, in establishing our lease liabilities.
ASU 2016-12 requires a lessee to recognize most leases on its balance sheet by recording a lease liability and a right-of-use asset as of the lease commencement date. ASU 2016-02 also requires leases to be classified as either finance or operating, with classification affecting how leases are measured and presented in the income statement and statement of cash flows.
Upon adoption of ASU 2016-02, we recognized a lease obligation of $165 million and a right-of-use asset of $155 million, as well as, a cumulative-effect adjustment of $8 million to the opening balance of retained earnings for our operating and finance leases, primarily related to leases of real estate and other assets. The adoption of ASU 2016-02 did not have a material effect on our Income Statement or Cash Flows for the twelve months ended December 31, 2019.

Accounting Standards Update 2017-04 – “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”)
We adopted ASU 2017-04 during the fourth quarter of 2019, prior to our annual impairment testing. ASU 2017-04 requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The adoption of ASU 2017-04 did not have a material effect on our financial statements or disclosures.
Future Adoption of Accounting Standards
Accounting Standards Update 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We continue to evaluate the impact that adoption of this update in the 2020 first quarter will have on our financial statements or disclosures.
Accounting Standards Update 2019-12 – “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”)
In December 2019, the FASB issued ASU 2019-12, which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for income taxes while maintaining or enhancing the helpfulness of information provided to financial statement users. This update is effective for fiscal years beginning after December 15, 2020, including interim periods therein, with early adoption permitted. We expect to adopt ASU 2019-12 commencing in fiscal year 2021 and continue to evaluate the impact that adoption of this update will have on our financial statements and disclosures.
3. ACQUISITIONS AND DISPOSITIONS
ILG Acquisition
On September 1, 2018, we completed the ILG Acquisition. The following table presents the fair value of each class of consideration transferred in the ILG Acquisition, as finalized at September 30, 2019.

(in millions, except per share amounts)
Equivalent shares of Marriott Vacations Worldwide common stock issued in exchange for ILG outstanding shares	20.5
Marriott Vacations Worldwide common stock price per share as of Acquisition Date	$119.00
Fair value of Marriott Vacations Worldwide common stock issued in exchange for ILG outstanding shares	2,441
Cash consideration to ILG shareholders, net of cash acquired of $154 million	1,680
Fair value of ILG equity-based awards attributed to pre-combination service	64
Total consideration transferred, net of cash acquired	4,185
Noncontrolling interests	32
$4,217

Fair Values of Assets Acquired and Liabilities Assumed
The following table presents the fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date.

($ in millions)	September 1, 2018 (as finalized)
Vacation ownership notes receivable	$753
Inventory	484
Property and equipment	382
Intangible assets	1,145
Other assets	707
Deferred revenue	(291)
Deferred taxes	(138)
Debt	(392)
Securitized debt from VIEs	(718)
Other liabilities	(605)
Net assets acquired	1,327
Goodwill(1)	2,890
$4,217
_________________________

(1)
Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired and it represents the value that we expect to obtain from synergies and growth opportunities from our combined operations.

Vacation Ownership Notes Receivable
We acquired vacation ownership notes receivable which consist of loans to customers who purchased vacation ownership products and chose to finance their purchase. These vacation ownership notes receivable are collateralized by the underlying VOIs and generally have terms ranging from five to 15 years. We valued vacation ownership notes receivables using a discounted cash flow model, which calculated a present value of expected future cash flows over the term of the respective vacation ownership notes receivable (Level 3). See Footnote 6 “Vacation Ownership Notes Receivable” for additional information.
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

Goodwill
We allocated the carrying amount of goodwill to our Vacation Ownership and our Exchange & Third-Party Management reporting units. The following table details the carrying amount of our goodwill at December 31, 2019 and December 31, 2018, and reflects goodwill attributed to the ILG Acquisition.

($ in millions)	Vacation Ownership Segment	Exchange & Third-Party Management Segment	Total Consolidated
Balance at December 31, 2018	$2,448	$380	$2,828
Measurement period adjustments	(4)	66	62
Foreign exchange adjustments	1	1	2
Balance at December 31, 2019	$2,445	$447	$2,892

Intangible Assets
The following table presents the fair values ILG’s identified intangible assets and their related estimated useful lives as of the Acquisition Date.

($ in millions)	Estimated Fair Value	Estimated Useful Life (in years)
Member relationships	$671	15 to 20
Management contracts	357	15 to 25
Management contracts(1)	35	indefinite
Trade names and trademarks	82	indefinite
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
Acquired definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. We recorded amortization expense of $59 million in 2019 and $19 million in 2018 in the Depreciation and amortization line of our Income Statements. For these assets, we estimate that our aggregate amortization expense will be $57 million for each of the next five fiscal years.
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

($ in millions, except per share data)	2018	2017
Revenues	$4,216	$3,926
Net income	$210	$185
Net income attributable to common shareholders	$211	$182
EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$4.49	$3.83
Diluted	$4.38	$3.74

The unaudited pro forma results above include $54 million and $208 million of ILG acquisition-related costs for 2018 and 2017, respectively.
2019 Acquisitions
San Francisco, California
During the third quarter of 2019, we acquired 78 completed vacation ownership units, as well as a sales gallery, located at our Marriott Vacation Club Pulse, San Francisco resort for $58 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($48 million) and Property and equipment ($10 million).
2019 Dispositions
Strategy Change
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
During the fourth quarter of 2019, we disposed of excess land parcels in Cancun, Mexico and Avon, Colorado for proceeds of $62 million, of which $8 million is deferred until certain conditions associated with the sale have been met, as part of our strategic decision to reduce holdings in markets where we have excess supply. We recorded a combined net gain of $19 million in the Gains and other income, net line on our Income Statement for the year ended December 31, 2019.
2018 Acquisitions
Marco Island, Florida
During the fourth quarter of 2018, we acquired 92 completed vacation ownership units for $83 million and during the first quarter of 2018, we acquired 20 completed vacation ownership units for $24 million. Both transactions were accounted for as asset acquisitions with all of the purchase price allocated to Inventory.
2018 Dispositions
VRI Europe
As part of the ILG Acquisition, we acquired a 75.5 percent interest in VRI Europe Limited (“VRI Europe”), a joint venture comprised of a European vacation ownership resort management business, which was consolidated by MVW under the voting interest model. During the fourth quarter of 2018, we sold our interest in VRI Europe to an affiliate of the noncontrolling interest holder for our book value of $63 million, of which we received $40 million in cash in 2018. In addition, we recorded a receivable of $6 million due in 2019 and a note receivable of $17 million due in 2020 relating to the transaction, both of which we received in 2019.
2017 Acquisitions
Bali, Indonesia
During 2017, we acquired 51 completed vacation ownership units, as well as a sales gallery and related resort amenities, located in Bali, Indonesia for $24 million. The transaction was accounted for as an asset acquisition with the purchase price allocated to Inventory ($22 million) and Property and equipment ($2 million).
Marco Island, Florida
During 2017, we acquired 36 completed vacation ownership units located at our resort in Marco Island, Florida for $34 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Property and equipment. To ensure consistency with the expected related future cash flow presentation, the cash purchase price was included as an operating activity in the Purchase of vacation ownership units for future transfer to inventory line on our Cash Flow for the year ended December 31, 2017.
Big Island of Hawaii
During 2017, we acquired 112 completed vacation ownership units located on the Big Island of Hawaii. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory. As consideration for the acquisition, we paid $27 million in cash, settled a note receivable from the seller of less than $1 million on a non-cash basis, and issued a non-interest bearing note payable for $64 million.

2017 Dispositions
We made no significant dispositions in 2017.
4. REVENUE
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for each of the last three fiscal years.

	2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,390	$—	$—	$1,390

Ancillary revenues	243	4	—	247
Management fee revenues	146	47	(13)	180
Other services revenues	120	247	160	527
Management and exchange	509	298	147	954

Rental	562	61	5	628

Cost reimbursements	1,137	91	(120)	1,108
Revenue from contracts with customers	3,598	450	32	4,080

Financing	271	4	—	275
Total Revenues	$3,869	$454	$32	$4,355

	2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$990	$—	$—	$990

Ancillary revenues	160	1	—	161
Management fee revenues	114	30	(4)	140
Other services revenues	85	78	35	198
Management and exchange	359	109	31	499

Rental	352	18	1	371

Cost reimbursements	920	33	(28)	925
Revenue from contracts with customers	2,621	160	4	2,785

Financing	182	1	—	183
Total Revenues	$2,803	$161	$4	$2,968

	2017
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$757	$—	$—	$757

Ancillary revenues	118	—	—	118
Management fee revenues	89	—	—	89
Other services revenues	72	—	—	72
Management and exchange	279	—	—	279

Rental	262	—	—	262

Cost reimbursements	750	—	—	750
Revenue from contracts with customers	2,048	—	—	2,048

Financing	135	—	—	135
Total Revenues	$2,183	$—	$—	$2,183

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for each of the last three fiscal years.

	2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,964	$224	$32	$2,220
Goods or services transferred at a point in time	1,634	226	—	1,860
Revenue from contracts with customers	$3,598	$450	$32	$4,080

	2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,467	$95	$4	$1,566
Goods or services transferred at a point in time	1,154	65	—	1,219
Revenue from contracts with customers	$2,621	$160	$4	$2,785

	2017
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,149	$—	$—	$1,149
Goods or services transferred at a point in time	899	—	—	899
Revenue from contracts with customers	$2,048	$—	$—	$2,048

Receivables, Contract Assets & Contract Liabilities
The following table shows the composition of our receivables and contract liabilities. We had no contract assets at either December 31, 2019 or December 31, 2018.

($ in millions)	At December 31, 2019	At December 31, 2018
Receivables
Accounts receivable	$164	$164
Vacation ownership notes receivable, net	2,233	2,039
	$2,397	$2,203

Contract Liabilities
Advance deposits	$187	$171
Deferred revenue	433	383
	$620	$554

Revenue recognized during the year ended December 31, 2019 that was included in our contract liabilities balance at December 31, 2018 was $363 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At December 31, 2019, 90 percent of this amount is expected to be recognized as revenue over the next two years.
5. INCOME TAXES
Income Tax Provision
The following table presents the components of our earnings before income taxes for the last three fiscal years:

($ in millions)	2019	2018	2017
United States	$190	$108	$232
Non-U.S. jurisdictions	35	(5)	8
	$225	$103	$240

Our (provision for) benefit from income taxes for the last three years consisted of:

($ in millions)		2019	2018	2017
Current	– U.S. Federal	$(12)	$17	$(49)
	– U.S. State	(29)	(1)	(7)
	– Non-U.S.	(36)	(10)	(7)
		(77)	6	(63)

Deferred	– U.S. Federal	(28)	(46)	44
	– U.S. State	17	(9)	(1)
	– Non-U.S.	5	(2)	15
		(6)	(57)	58
		$(83)	$(51)	$(5)

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory income tax rate to our effective income tax rate:

	2019	2018	2017
U.S. statutory income tax rate	21.0%	21.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	4.2	4.2	2.5
Share-based compensation, net of Section 162(m) limitation(1)	0.7	3.6	(2.5)
Transaction costs(2)	—	4.7	—
Other permanent differences(3)	3.9	4.2	(0.6)
Impact related to the Tax Cuts and Jobs Act of 2017	—	1.2	(27.1)
Foreign tax rate changes	—	(0.1)	(2.0)
Non-U.S. income (loss)(4)	2.2	3.9	(2.6)
Foreign tax credits	(6.3)	(1.4)	(0.1)
Unrecognized tax benefits	3.1	—	—
Change in valuation allowance(5)	7.0	8.6	—
Other items	1.1	(0.1)	(0.7)
Effective rate	36.9%	49.8%	1.9%
_________________________

(1)	The 2018 increase is attributable to non-deductible executive compensation under provisions of the Tax Cuts and Jobs Act of 2017.

(2)	Attributed to non-deductible transaction costs incurred as a result of the ILG Acquisition.

(3)	Primarily due to non-deductible meal and entertainment expenses and new foreign tax provisions, under provisions of the Tax Cuts and Jobs Act of 2017.

(4)	Attributed to the difference between U.S. and foreign income tax rates and other foreign adjustments.

(5)
In 2019, primarily attributable to foreign tax credit carryforwards in the branch and treaty baskets and losses and future deductions in foreign jurisdictions for which a tax benefit has not been recognized through establishment of valuation allowances. In 2018, primarily attributable to losses and future deductions in foreign jurisdictions for which a tax benefit has not been recognized through establishment of valuation allowances. The 2017 impact is the net impact of foreign losses not resulting in a benefit due to the establishment of valuation allowances, partially offset by the release of a portion of previously established foreign valuation allowances.

For the years ended December 31, 2019, 2018 and 2017, the provision for income taxes included $2 million, $2 million, and $6 million of excess tax benefits resulting from equity incentive plan activities, respectively.
We conduct business in countries that grant “holidays” from income taxes for ten to thirty year periods. These holidays expire through 2034.
Other
During 2019, we finalized our purchase price allocation for the ILG Acquisition and established a reserve of $45 million for non-income tax issues related to Legacy-ILG. We expect that we will be indemnified for liabilities of $13 million in connection with these non-income tax matters pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), Vistana Signature Experiences, Inc. (“Vistana”), and Interval Leisure Group, Inc. (“Interval Leisure Group”), and consequently have recorded a corresponding indemnification asset.

Deferred Income Taxes
The following table presents the significant components of our deferred tax assets and liabilities:

($ in millions)	At Year-End 2019	At Year-End 2018
Deferred Tax Assets
Inventory	$111	$145
Reserves	74	84
Deferred revenue	12	22
Property and equipment	64	54
Net operating loss and capital loss carryforwards	61	59
Tax credits	37	24
Right-of-use asset	3	—
Other, net	58	21
Deferred tax assets	420	409
Less valuation allowance	(97)	(106)
Net deferred tax assets	323	303

Deferred Tax Liabilities
Long lived intangible assets	(234)	(234)
Deferred sales of vacation ownership interests	(357)	(377)
Right-of-use liability	(3)	—
Deferred tax liabilities	(594)	(611)

Total net deferred tax liabilities	$(271)	$(308)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. We recorded a change of $9 million to the valuation allowance in 2019 related to the expiration of a fully valued capital loss carryforward.
We have $56 million of foreign net operating loss carryforwards, some of which begin expiring in 2020; however, a significant portion of these have indefinite carryforward periods. We have $1 million of federal net operating loss carryforwards and $6 million of state net operating loss carryforwards, of which less than $1 million will expire within the next five years. We have U.S. federal foreign tax credit carryforwards of $29 million and $7 million of state tax credit carryforwards.
As a result of the Tax Cuts and Jobs Act of 2017, distribution of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. Our present intention is to indefinitely reinvest residual historic undistributed accumulated earnings associated with certain foreign subsidiaries. We have not provided for deferred taxes on outside basis differences in our investments in these foreign subsidiaries, and such estimates are not practicable to be determined.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

($ in millions)	2019	2018
Unrecognized tax benefit at beginning of year	$2	$2
Increases related to tax positions taken during a prior period	18	—
Increases related to tax positions taken during the current period	1	—
Decreases related to settlements with taxing authorities	—	—
Decreases as a result of a lapse of the applicable statute of limitations	—	—
Unrecognized tax benefit at end of year	$21	$2

As of December 31, 2019 and 2018, the total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, were $21 million and $2 million, respectively. The total amount of gross interest and penalties accrued were $41 million and less than $1 million for the years ended December 31, 2019 and 2018, respectively. We anticipate $41 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood, Vistana, and Interval Leisure Group, and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefit, including accrued interest and penalties are included in other liabilities on the consolidated balance sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2012 through 2017. It is reasonably possible the amount of the unrecognized tax benefit could increase or decrease within the next twelve months as a result of certain audit settlements, which would have an impact on net income.
6. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:

	December 31, 2019			December 31, 2018
($ in millions)	Originated	Acquired(1)	Total	Originated	Acquired	Total
Securitized	$1,378	$372	$1,750	$1,070	$557	$1,627
Non-securitized
Eligible for securitization(2)	155	10	165	85	22	107
Not eligible for securitization(2)	261	57	318	233	72	305
Subtotal	416	67	483	318	94	412
	$1,794	$439	$2,233	$1,388	$651	$2,039
_________________________

(1)	Net of impairment of $7 million recognized in 2019.

(2)	Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	2019	2018	2017
Interest income associated with vacation ownership notes receivable — securitized	$232	$151	$101
Interest income associated with vacation ownership notes receivable — non-securitized	32	24	27
Total interest income associated with vacation ownership notes receivable	$264	$175	$128

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
The table below presents a rollforward of the accretable yield (interest income) expected to be earned related to our acquired vacation ownership notes receivable, as well as the amount of non-accretable difference at the end of the period. The non-accretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the acquired vacation ownership notes receivable.

($ in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018
Accretable yield balance, beginning of period	$250	$—
Acquired accretable yield	—	284
Accretion	(78)	(32)
Reclassification to non-accretable difference	(6)	(2)
Accretable yield balance, end of period	$166	$250

Non-accretable difference, end of period	$55	$68

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
The following table shows future contractual principal payments, as well as interest rates, for our non-securitized and securitized acquired vacation ownership notes receivable at December 31, 2019.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2020	$7	$48	$55
2021	6	45	51
2022	7	45	52
2023	7	45	52
2024	7	43	50
Thereafter	33	146	179
Balance at December 31, 2019	$67	$372	$439
Weighted average stated interest rate	13.4%	13.5%	13.5%
Range of stated interest rates	3.5% to 17.9%	6.0% to 16.9%	3.5% to 17.9%

 Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG subsequent to the Acquisition Date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, as well as interest rates, for our originated non-securitized and securitized originated vacation ownership notes receivable at December 31, 2019.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2020	$45	$135	$180
2021	36	139	175
2022	34	142	176
2023	32	143	175
2024	33	143	176
Thereafter	236	676	912
Balance at December 31, 2019	$416	$1,378	$1,794
Weighted average stated interest rate	12.5%	12.6%	12.5%
Range of stated interest rates	0.0% to 18.0%	0.0% to 17.5%	0.0% to 18.0%

The following table summarizes the activity related to our originated vacation ownership notes receivable reserve.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 30, 2016	$58	$54	$112
Increase in vacation ownership notes receivable reserve	42	10	52
Securitizations	(29)	29	—
Clean-up call	4	(4)	—
Write-offs	(45)	—	(45)
Defaulted vacation ownership notes receivable repurchase activity(1)	28	(28)	—
Balance at December 31, 2017	58	61	119
Increase in vacation ownership notes receivable reserve	57	7	64
Securitizations	(39)	39	—
Clean-up call	1	(1)	—
Write-offs	(43)	—	(43)
Defaulted vacation ownership notes receivable repurchase activity(1)	27	(27)	—
Balance at December 31, 2018	61	79	140
Increase in vacation ownership notes receivable reserve	94	18	112
Securitizations	(81)	81	—
Clean-up call	24	(24)	—
Write-offs	(48)	—	(48)
Defaulted vacation ownership notes receivable repurchase activity(1)	40	(40)	—
Balance at December 31, 2019	$90	$114	$204
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

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at year-end 2019	$43	$11	$54
Investment in vacation ownership notes receivable on non-accrual status at year-end 2018	$36	$9	$45
Average investment in vacation ownership notes receivable on non-accrual status during 2019	$40	$10	$50
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of December 31, 2019:

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$7	$33	$40
91 – 150 days past due	4	11	15
Greater than 150 days past due	39	—	39
Total past due	50	44	94
Current	222	1,254	1,476
Total vacation ownership notes receivable	$272	$1,298	$1,570
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

Legacy-ILG Vacation Ownership Notes Receivable
We use the origination of the vacation ownership notes receivable by brand (Westin, Sheraton, Hyatt) and the FICO scores of the customer as the primary credit quality indicators for our Legacy-ILG vacation ownership notes receivable, as historical performance indicates that there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership interest they have acquired, supplemented by the FICO scores of the customers.
The following tables show the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable as of December 31, 2019
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$103	$57	$4	$13	$177
Sheraton	95	83	15	37	230
Hyatt	15	10	1	—	26
Other	3	1	—	2	6
	$216	$151	$20	$52	$439

	Acquired Vacation Ownership Notes Receivable as of December 31, 2018
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$154	$82	$6	$21	$263
Sheraton	145	124	21	55	345
Hyatt	20	13	2	—	35
Other	4	1	—	3	8
	$323	$220	$29	$79	$651
The following tables show the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable as of December 31, 2019
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$122	$46	$5	$25	$198
Sheraton	97	61	13	37	208
Hyatt	16	6	—	—	22
	$235	$113	$18	$62	$428

	Originated Vacation Ownership Notes Receivable as of December 31, 2018
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$43	$11	$1	$7	$62
Sheraton	28	17	3	9	57
Hyatt	5	2	—	—	7
	$76	$30	$4	$16	$126

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG originated vacation ownership notes receivable as of December 31, 2019 and December 31, 2018:

	Originated Vacation Ownership Notes Receivable
			Delinquent			Defaulted	Total Delinquent & Defaulted
($ in millions)	Receivables	Current	30 - 59 Days	60 - 89 Days	90 - 119 Days	> 120 Days
As of December 31, 2019	$428	$401	$8	$6	$4	$9	$27

As of December 31, 2018	$126	$124	$2	$—	$—	$—	$2

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

	At December 31, 2019		At December 31, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable	$1,794	$1,825	$1,388	$1,413
Other assets	45	45	66	66
	$1,839	$1,870	$1,454	$1,479

Securitized debt, net	$(1,871)	$(1,924)	$(1,714)	$(1,718)
2026 Notes, net	(742)	(824)	(741)	(726)
2028 Notes, net	(345)	(358)	—	—
Exchange Notes, net	—	—	(88)	(87)
IAC Notes	—	—	(141)	(140)
Term Loan, net	(881)	(899)	(888)	(887)
Revolving Corporate Credit Facility, net	(27)	(27)	—	—
Convertible notes, net	(207)	(247)	(199)	(198)
Non-interest bearing note payable, net	—	—	(30)	(30)
	$(4,073)	$(4,279)	$(3,801)	$(3,786)
Originated Vacation Ownership Notes Receivable

	At December 31, 2019		At December 31, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Originated vacation ownership notes receivable
Securitized	$1,378	$1,399	$1,070	$1,093

Eligible for securitization	155	165	85	87
Not eligible for securitization	261	261	233	233
Non-securitized	416	426	318	320
	$1,794	$1,825	$1,388	$1,413

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
Other Assets
Other assets include $39 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs). In addition, we have investments in marketable securities of $6 million that are marked to market as trading securities using quoted market prices (Level 1 inputs).
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
2026 Notes
We estimate the fair value of our 2026 Notes (as defined in Footnote 14 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
2028 Notes
We estimate the fair value of our 2028 Notes (as defined in Footnote 14 “Debt”) using quotes from securities dealers as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Term Loan
We estimate the fair value of our Term Loan (as defined in Footnote 14 “Debt”) using quotes from securities dealers as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which the Term Loan could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Revolving Corporate Credit Facility
We estimate that the fair value of our Revolving Corporate Credit Facility (as defined in Footnote 14 “Debt”) approximates its gross carrying value as the contractual interest rate is variable plus an applicable margin. We concluded that this fair value measurement should be categorized within Level 3.

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
Our calculation of diluted earnings per share attributable to common shareholders reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of December 31, 2019, December 31, 2018, or December 31, 2017, there was no dilutive impact from the Convertible Notes for 2019, 2018, or 2017.
The shares issuable on exercise of the Warrants (as defined in Footnote 14 “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price, which was subject to adjustment during the fourth quarter of 2019 to $175.37, as described in Footnote 14 “Debt.” If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote 14 “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted earnings per share attributable to common shareholders.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share attributable to common shareholders.

Computation of Basic and Diluted Earnings Per Share Attributable to Common Shareholders
(in millions, except per share amounts)	2019(1)	2018(1)	2017(1)
Computation of Basic Earnings Per Share Attributable to Common Shareholders
Net income attributable to common shareholders	$138	$55	$235
Shares for basic earnings per share	43.9	33.3	27.1
Basic earnings per share	$3.13	$1.64	$8.70
Computation of Diluted Earnings Per Share Attributable to Common Shareholders
Net income attributable to common shareholders	$138	$55	$235
Shares for basic earnings per share	43.9	33.3	27.1
Effect of dilutive shares outstanding
Employee stock options and SARs	0.3	0.4	0.4
Restricted stock units	0.3	0.3	0.2
Shares for diluted earnings per share	44.5	34.0	27.7
Diluted earnings per share	$3.09	$1.61	$8.49

_________________________

(1)
The computations of diluted earnings per share attributable to common shareholders exclude approximately 345,000, 165,000 and 238,000 shares of common stock, the maximum number of shares issuable as of December 31, 2019,

December 31, 2018 and December 31, 2017, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for each of the years ended December 31, 2019 and December 31, 2018, we excluded from our calculation of diluted earnings per share 56,649 shares underlying SARs that may settle in shares of common stock because the exercise price of $143.38 of such SARs was greater than the average market price for each of the applicable periods.
For the year ended December 31, 2017, our calculation of diluted earnings per share included shares underlying SARs that may settle in shares of common stock because the exercise price of such SARs were less than or equal to the average market price for the applicable period.
9. INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2019	At Year-End 2018
Finished goods(1)	$777	$843
Work-in-progress	69	9
Real estate inventory	846	852
Other	13	11
	$859	$863
_________________________

(1)	Represents completed inventory that is registered for sale as vacation ownership interests and inventory expected to be acquired pursuant to estimated future foreclosures.
We value vacation ownership interests at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value.
In addition to the above, at December 31, 2019, we had $55 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.
10. PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2019	At Year-End 2018
Land and land improvements	$280	$466
Buildings and leasehold improvements	389	404
Furniture, fixtures and other equipment	94	88
Information technology	312	297
Construction in progress	82	32
	1,157	1,287
Accumulated depreciation	(406)	(336)
	$751	$951

During the second quarter of 2019, we entered into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida for $10 million, which was less than the carrying value of the land and land improvements. As a result, we recorded a non-cash impairment of $26 million in 2019. The impairment is primarily attributable to the fact that the book value of the assets to be sold exceeds the sales price because the book value includes allocations of common costs incurred when we built the infrastructure for the resort, including future phases. This contract was subsequently terminated.
In addition, during 2019, we recorded a non-cash impairment charge of $1 million related to an ancillary asset located at a Vacation Ownership segment property in Europe.

11. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of December 31, 2019, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $65 million, of which we expect $31 million, $18 million, $10 million, $5 million and $1 million will be paid in 2020, 2021, 2022, 2023 and 2024, respectively.

•
We have a commitment to purchase an operating property, that we manage, located in New York, New York, for $183 million, of which $7 million is attributable to a related finance lease arrangement and recorded in Debt. We expect to acquire the units in the property, in their current form, over time. In January 2020, subsequent to the end of 2019, we acquired 57 completed vacation ownership units, as well as office and ancillary space, for $86 million, of which $20 million was paid in December 2019. We expect to make payments for the remaining commitment of $97 million in 2021. See Footnote 17 “Variable Interest Entities” for additional information on this transaction and our activities relating to the VIE involved in this transaction.

•
We have a commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Vacation Ownership segment, contingent upon completion of construction to agreed-upon standards within specified timeframes. We expect to complete the acquisition in 2020 and to make the remaining payments with respect to these units when specific construction milestones are completed, as follows: $25 million in 2020 and $2 million in 2021.

•
We have a remaining commitment to purchase an operating property, that we manage, located in San Francisco, California for $113 million. In February 2020, subsequent to the end of 2019, we acquired 34 units in the property for $25 million. We expect to make payments for the remaining commitment as follows: $32 million in 2021, $24 million in 2022, and $32 million in 2023. See Footnote 3 “Acquisitions and Dispositions” for information on the purchase that occurred during 2019 and Footnote 17 “Variable Interest Entities” for additional information on this transaction and our activities relating to the VIE involved in this transaction.

•
During the first quarter of 2020, we assigned a commitment to purchase a property located in Waikiki, Hawaii, that we had as of December 31, 2019, to a third-party developer. If we are unable to negotiate a capital efficient inventory arrangement, we are committed to purchasing the property, in its current form, for $98 million in 2021. We are required to purchase the property from the third-party developer unless it has been sold to another party. The property is held by a VIE for which we are not the primary beneficiary as we do not control the operations of the VIE. Accordingly, we will not consolidate the VIE.

Surety bonds issued as of December 31, 2019 totaled $104 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages or guaranteed amounts of the rental revenue generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At December 31, 2019, our maximum exposure under guarantees was $30 million, of which $11 million, $9 million, $4 million, $2 million, $1 million and $3 million relate to 2020, 2021, 2022, 2023, 2024 and thereafter.
Loss Contingencies
In March 2017, RCHFU, L.L.C. and other owners at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) filed a complaint in an action pending in the U.S. District Court for the District of Colorado against us and certain third parties alleging that their fractional interests were devalued by the affiliation of the RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based MVCD program. The plaintiffs are seeking compensatory damages, disgorgement, fees and costs.
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
In December 2016, Flora and Bruce Gillespie and other owners and former owners of fractional interests at the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “St. Regis NY Club”) filed an action in the U.S. District Court for the Southern District of New York against us and certain third parties alleging that the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The plaintiffs are seeking compensatory damages, rescission, disgorgement, fees and costs.
In February 2017, the owners’ association for the St. Regis NY Club filed a separate suit against us in the U.S. District Court for the Southern District of New York, which was amended to add Marriott International and Starwood as additional defendants in March 2017. The lawsuit was subsequently transferred to the U.S. District Court for the Middle District of Florida. The operative complaint alleges that the sponsor of the St. Regis NY Club (St. Regis Residence Club, New York, Inc.), the St. Regis NY Club manager (St. Regis New York Management, Inc.), and certain affiliated entities, as well as Marriott International and Starwood, breached their fiduciary duties related to sale and rental practices, and further alleges tortious interference with the management agreement, unjust enrichment, and anticompetitive conduct. The amended complaint also alleges anticompetitive conduct in connection with the renewal of the St. Regis NY Club management agreement. The plaintiff is seeking declaratory relief in connection with the Starpoint conversion program and the exchange program at the St. Regis NY Club, unspecified damages, and disgorgement of payments under the management and purchase agreements.
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
In May 2019, the G.A. Resort Condominium Association Inc., the owners’ association for the fractional owners at the Hyatt Residence Club Grand Aspen resort (“HRC Grand Aspen”), filed a lawsuit against us in the District Court for the County of Pitkin, Colorado relating to the transfer of ownership of developer-owned fractional interests at HRC Grand Aspen to the HPC Trust Club for sale and use as a part of the Hyatt Residence Club Portfolio Program. The lawsuit was subsequently removed to the U.S. District Court for the District of Colorado. The plaintiff is seeking termination of the management agreement with the owners’ association, the annulment of certain amendments to governing documents at HRC Grand Aspen, the removal of fractional interests at HRC Grand Aspen from the HPC Trust Club, unspecified damages, disgorgement of profits, fees and costs.
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
Other
During June 2018, we identified forged and fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $10 million resulting from unauthorized third-party access to our email system. Upon detection, we immediately notified law enforcement authorities and relevant financial institutions and commenced a forensic investigation. During 2018, we recovered $6 million of these funds. During 2019, we received $3 million from our insurance company as final settlement of our claim, and the insurance company waived the requirement for us to reimburse the insurance company for any monies subsequently recovered. We recorded a gain of $3 million and a loss of $4 million in the Gains and other income, net line of our Income Statements for 2019 and 2018, respectively. Any additional recoveries will be recorded in our results in the future. We have concluded that this event did not involve access to any of our other systems. No other misappropriation of assets was identified during our investigation.
Insurance Recoveries
In September 2017, over 20 of our Legacy-MVW properties were impacted by Hurricane Irma and Hurricane Maria and, as a result, as of December 31, 2017, we accrued $1 million for the estimated property damage insurance deductibles and impairment of property and equipment, which was recorded in the Gains and other income, net line on our Income Statement for the year ended December 31, 2017. In 2018, we received $32 million of insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from Hurricane Irma. These proceeds, and the related deductible of $3 million, were recorded net in the Gains and other income, net line on our Income Statement for the year ended December 31, 2018. During 2019, we recorded an additional $9 million of other income relating to the final settlement of these business interruption insurance claims, which was recorded in the Gains and other income, net line on our Income Statement for the year ended December 31, 2019.
12. LEASES
The following table presents the carrying values of our leases and the classification on our Balance Sheet as of December 31, 2019.

($ in millions)	Balance Sheet Classification	At December 31, 2019
Operating lease assets	Other assets	$142
Finance lease assets	Property and equipment	13
		$155

Operating lease liabilities	Accrued liabilities	$151
Finance lease liabilities	Debt	14
		$165

The following table presents the lease costs and the classification on our Income Statement for the year ended December 31, 2019.

($ in millions)	Income Statement Classification	2019
Operating lease cost	Marketing and sales expense General and administrative expense	$33
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	5
Interest on lease liabilities	Financing expense	1
Variable lease cost	Marketing and sales expense	5
		$44

The following table presents the maturity of our operating and financing lease liabilities as of December 31, 2019.

($ in millions)	Operating Leases	Finance Leases	Total
2020	$34	$11	$45
2021	24	2	26
2022	20	1	21
2023	19	—	19
2024	17	—	17
Thereafter	116	—	116
Total lease payments	230	14	244
Less: Imputed interest	(79)	—	(79)
	$151	$14	$165

Lease Term and Discount Rate
The following table presents additional information about our lease obligations as of December 31, 2019.

	Operating Leases	Finance Leases
Weighted-average remaining lease term	10.5 years	1.0 years
Weighted-average discount rate	6.1%	4.9%
Other Information
The following table presents supplemental cash flow information for 2019.

($ in millions)	2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for finance leases	$1
Operating cash flows for operating leases	$39
Financing cash flows for finance leases	$12

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$33
Finance leases	$3

Leases That Have Not Yet Commenced
In January 2020, we entered into a finance lease arrangement for our new global headquarters in Orlando, Florida. The new office building is expected to be completed in 2021, at which time the lease term will commence and a right-of-use asset and corresponding liability will be recorded on our balance sheet. The initial lease term is approximately 16 years with total lease payments of $129 million for the aforementioned period.
13. SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs:

($ in millions)	At December 31, 2019	At December 31, 2018
Vacation ownership notes receivable securitizations, gross(1)	$1,850	$1,590
Unamortized debt discount and issuance costs	(18)	(11)
	1,832	1,579

Warehouse Credit Facility, gross(2)	21	116
Unamortized debt issuance costs	(2)	(1)
	19	115

Other	20	20
	$1,871	$1,714
_________________________

(1)	Interest rates as of December 31, 2019 range from 2.2% to 4.4%, with a weighted average interest rate of 2.9%

(2)	Effective interest rate as of December 31, 2019 was 2.9%
All of our securitized debt is non-recourse to us. See Footnote 17 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.

The following table shows scheduled future principal payments for our securitized debt as of December 31, 2019.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Other	Total
($ in millions)
Payments Year
2020	$186	$1	$2	$189
2021	192	1	2	195
2022	195	2	2	199
2023	197	17	2	216
2024	199	—	3	202
Thereafter	881	—	9	890
	$1,850	$21	$20	$1,891

Vacation Ownership Notes Receivable Securitizations
During the second quarter of 2019, we completed the securitization of a pool of $459 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement, $450 million in vacation ownership loan backed notes from MVW 2019-1 LLC (the “2019-1 LLC”). Three classes of vacation ownership loan backed notes were issued by the 2019-1 LLC: $350 million of Class A Notes, $67 million of Class B Notes and $33 million of Class C Notes. The Class A Notes have an interest rate of 2.89 percent, the Class B Notes have an interest rate of 3.00 percent and the Class C Notes have an interest rate of 3.33 percent, for an overall weighted average interest rate of 2.94 percent.
We completed two securitization transactions during the fourth quarter of 2019. In October 2019, we completed the securitization of a pool of $315 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $309 million in vacation ownership loan backed notes from MVW 2019-2 LLC (the “2019-2 LLC”). Three classes of vacation ownership loan backed notes were issued by the 2019-2 LLC: $232 million of Class A Notes, $54 million of Class B Notes and $23 million of Class C Notes. The Class A Notes have an interest rate of 2.22 percent, the Class B Notes have an interest rate of 2.44 percent and the Class C Notes have an interest rate of 2.68 percent, for an overall weighted average interest rate of 2.29 percent.
Additionally, in December 2019, we completed the securitization of a pool of $90 million of primarily Asia-Pacific vacation ownership notes receivable that we previously had classified as not being eligible for securitization. In connection with the securitization, an investor purchased in a private placement $65 million in vacation ownership loan backed notes from Vacanza 2019-A LLC with an interest rate of 4.42%. The securitized loans previously were classified as not eligible for securitization using criteria applicable to then current securitization transactions in the ABS market because they did not meet certain representation criteria required in such securitizations, or because of other factors that may have reflected investor demand in a securitization transaction.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2019, and as of December 31, 2019, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of December 31, 2019, we had 12 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown below due to prepayments by the vacation ownership notes receivable obligors.
Warehouse Credit Facility
During 2019, we securitized vacation ownership notes receivable under our previous $250 million warehouse credit facility (the “Previous Warehouse Credit Facility). The carrying amount of the vacation ownership notes receivable securitized was $213 million. The advance rate was 85 percent, which resulted in gross proceeds of $181 million. Net proceeds were $180 million due to the funding of reserve accounts of $1 million.

During the fourth quarter of 2019, the Company and certain of its subsidiaries entered into a new warehouse credit facility (the “Warehouse Credit Facility”), with an increased borrowing capacity of $350 million, which allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. The Warehouse Credit Facility terminates on December 20, 2021, and if not renewed prior to termination, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market at least once per year.
Additionally, during the fourth quarter of 2019, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $26 million. The advance rate was 82 percent, which resulted in gross proceeds of $21 million. Net proceeds were $21 million due to the funding of reserve accounts of less than $1 million.

14. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in millions)	At December 31, 2019	At December 31, 2018
Senior Unsecured Notes
2026 Notes	$750	$750
Unamortized debt issuance costs	(8)	(9)
	742	741

2028 Notes	350	—
Unamortized debt issuance costs	(5)	—
	345	—

Exchange Notes	—	89
Unamortized debt issuance costs	—	(1)
	—	88

IAC Notes	—	141

Corporate Credit Facility
Term Loan	893	900
Unamortized debt discount and issuance costs	(12)	(12)
	881	888

Revolving Corporate Credit Facility	30	—
Unamortized debt issuance costs(1)	(3)	—
	27	—

Convertible notes, gross	230	230
Unamortized debt discount and issuance costs	(23)	(31)
	207	199

Non-interest bearing note payable	—	31
Unamortized debt discount	—	(1)
	—	30

Finance leases	14	17
	$2,216	$2,104
_________________________

(1)	Excludes $4 million of unamortized debt issuance costs as of December 31, 2018, as no cash borrowings were outstanding on the Revolving Corporate Credit Facility, as defined below, at that time.

The following table shows scheduled future principal payments for our debt, excluding finance leases, as of December 31, 2019.

($ in millions)	2026 Notes	2028 Notes	Term Loan	Revolving Corporate Credit Facility	Convertible Notes	Total
Payments Year
2020	$—	$—	$9	$—	$—	$9
2021	—	—	9	—	—	9
2022	—	—	9	—	230	239
2023	—	—	9	30	—	39
2024	—	—	9	—	—	9
Thereafter	750	350	848	—	—	1,948
	$750	$350	$893	$30	$230	$2,253

Senior Unsecured Notes
Our Senior Unsecured Notes, as further discussed below, include the following:

•	$750 million aggregate principal amount of 6.500% Senior Unsecured Notes due 2026 issued in the third quarter of 2018 with a maturity date of September 15, 2026 (the “2026 Notes”);

•	$350 million aggregate principal amount of 4.750% Senior Unsecured Notes due 2028 issued in the fourth quarter of 2019 with a maturity date of January 15, 2028 (the “2028 Notes”);

•	the 5.625% Senior Unsecured Notes due 2023 offered in exchange for the IAC Notes (as defined below) during the third quarter of 2018 (the “Exchange Notes”); and

•	the 5.625% Senior Unsecured Notes due 2023 assumed in connection with the ILG Acquisition (the “IAC Notes”).
2026 Notes
We issued the 2026 Notes under an indenture dated August 23, 2018 with The Bank of New York Mellon Trust, as trustee. We received net proceeds of $742 million from the offering, after deducting the underwriting discount and estimated expenses. We used these proceeds, together with the borrowings under the Term Loan (defined below) primarily to finance the cash component of the consideration paid in the ILG Acquisition to ILG shareholders, certain fees and expenses we incurred in connection with the ILG Acquisition and working capital. We may redeem some or all of the 2026 Notes prior to maturity under the terms provided in the indenture.
2028 Notes
We issued the 2028 Notes under an indenture dated October 1, 2019 with The Bank of New York Mellon Trust, as trustee. We received net proceeds of $346 million from the offering, after deducting the underwriting discount and estimated expenses. The net proceeds from the 2028 Notes were used (i) to redeem all of the outstanding IAC Notes, (ii) to redeem all of the outstanding Exchange Notes, (iii) to repay a portion of the outstanding borrowings under our Revolving Corporate Credit Facility, (iv) to pay transaction expenses and fees in connection with each of the foregoing and (v) for general corporate purposes. We will pay interest on the 2028 Notes on March 15 and September 15 of each year, commencing on March 15, 2020. We may redeem some or all of the Senior Unsecured Notes prior to maturity under the terms provided in the indenture.
IAC Notes and Exchange Notes
In connection with the ILG Acquisition, we assumed $350 million in aggregate principal amount of outstanding IAC Notes. During 2018, we exchanged $88 million of these notes for $88 million of Exchange Notes, plus approximately $1 million in cash. Additionally, during 2018, $122 million of tendered IAC Notes were repurchased for $123 million using cash on hand, leaving $140 million in aggregate principal amounts of the IAC Notes remaining outstanding as of December 31, 2018. During 2019, we redeemed all of the outstanding IAC Notes and Exchange Notes using proceeds from the issuance of the 2028 Notes.

Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a $900 million term loan facility (the “Term Loan”), which matures on August 31, 2025, and a revolving corporate credit facility with a borrowing capacity of $600 million (the “Revolving Corporate Credit Facility”), including a letter of credit sub-facility of $75 million, that terminates on August 31, 2023.
In December 2019, we amended the existing credit agreement that governs our Corporate Credit Facility which reduced the interest rate applicable to the Term Loan from LIBOR plus 2.25 percent to LIBOR plus 1.75 percent. All other terms in the existing credit agreement remain substantially the same. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate plus an applicable margin that varies from 0.50 percent to 2.75 percent depending on the type of loan and our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 basis points per annum to 40 basis points per annum, also depending on our credit rating.
Any amounts borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include Marriott Vacations Worldwide and each of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. As of December 31, 2019, we were in compliance with the applicable financial and operating covenants under the Corporate Credit Facility.
We entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625 percent and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480 percent and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000 percent and a floor strike rate of 1.8810 percent through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of December 31, 2019 and December 31, 2018. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.
The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments during 2019, 2018 and 2017.

($ in millions)	Derivative Instrument Adjustments
Balance at December 30, 2016	$—
Other comprehensive loss before reclassifications	—
Reclassification to Income Statement	—
Net other comprehensive loss	—
Balance at December 31, 2017	—
Other comprehensive loss before reclassifications	(6)
Reclassification to Income Statement	—
Net other comprehensive loss	(6)
Balance at December 31, 2018	(6)
Other comprehensive loss before reclassifications	(15)
Reclassification to Income Statement	—
Net other comprehensive loss	(15)
Balance at December 31, 2019	$(21)

Convertible Notes
During 2017, we issued $230 million aggregate principal amount of Convertible Notes that bear interest at a rate of 1.50 percent, payable in cash semi-annually. The Convertible Notes mature on September 15, 2022, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment during the fourth quarter of 2019 to 6.7988 shares of common stock per $1,000 principal amount of

Convertible Notes (equivalent to a conversion price of approximately $147.08 per share of our common stock) when we declared a quarterly dividend of $0.54 per share, which was greater than the quarterly dividend when the Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
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
As of December 31, 2019, the effective interest rate was 4.7 percent and the remaining debt discount amortization period was 2.7 years.
The following table shows the net carrying value of the Convertible Notes:

($ in millions)	At December 31, 2019	At December 31, 2018
Liability component
Principal amount	$230	$230
Unamortized debt discount	(20)	(26)
Unamortized debt issuance costs	(3)	(5)
Net carrying amount of the liability component	$207	$199

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the Convertible Notes:

($ in millions)	2019	2018	2017
Contractual interest expense	$3	$3	$1
Amortization of debt discount	6	6	2
Amortization of debt issuance costs	2	1	—
	$11	$10	$3

Convertible Note Hedges and Warrants
In connection with the offering of the Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“Convertible Note Hedges”), covering a total of approximately 1.55 million shares of our common stock, and warrant transactions (the “Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share. The strike price was subject to adjustment during the fourth quarter of 2019 to $175.37 per share when we declared a quarterly dividend of $0.54 per share.
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
The Convertible Notes, the Convertible Note Hedges and the Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of December 31, 2019, no Convertible Note Hedges or Warrants have been exercised.
Finance Leases
See Footnote 12 “Leases” for information on our finance leases.

Restrictions
Amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. In addition, the 2026 Notes and 2028 Notes are guaranteed by MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding bankruptcy remote special purpose subsidiaries. See Footnote 21 “Supplemental Guarantor Information” for additional information.
15. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At December 31, 2019, there were 75,020,272 shares of Marriott Vacations Worldwide common stock issued, of which 41,582,096 shares were outstanding and 33,438,176 shares were held as treasury stock.
As part of an internal restructuring to further integrate ILG and right-size our capital structure, we issued 16,929,124 shares of our common stock to Marriott Ownership Resorts, Inc., our wholly owned subsidiary and 16,367,491 shares of our common stock to MVW US Holdings LLC, our wholly owned subsidiary. In connection with the restructuring, these shares were returned to treasury as of December 31, 2019.
At December 31, 2018, there were 57,626,462 shares of Marriott Vacations Worldwide common stock issued, of which 45,992,731 shares were outstanding and 11,633,731 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of December 31, 2019 or December 31, 2018.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2018	11,687,774	$793	$67.85
For the year ended December 31, 2019	4,731,176	465	98.24
As of December 31, 2019	16,418,950	$1,258	$76.60

On July 30, 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. As of December 31, 2019, our Board of Directors had authorized the repurchase of an aggregate of up to 19.4 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of December 31, 2019, 2.7 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
Dividends
We declared cash dividends to holders of common stock during the year ended December 31, 2019 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 15, 2019	February 28, 2019	March 14, 2019	$0.45
May 9, 2019	May 23, 2019	June 6, 2019	$0.45
September 5, 2019	September 19, 2019	October 3, 2019	$0.45
December 9, 2019	December 23, 2019	January 6, 2020	$0.54

Any future dividend payments will be subject to Board approval, and there can be no assurance that we will pay dividends in the future.

Noncontrolling Interests
Property Owners’ Associations
As part of the ILG Acquisition we established a noncontrolling interest in property owners’ associations that Legacy-ILG consolidates under the voting interest model, which represents the portion of the property owners’ associations related to individual or third-party VOI owners. This noncontrolling interest amounts to $12 million and $8 million, as of December 31, 2019 and December 31, 2018, respectively, and is included on our Balance Sheets as a component of equity.
16. SHARE-BASED COMPENSATION
We maintain the MVW Stock Plan for the benefit of our officers, directors and employees. Under the MVW Stock Plan, we award: (1) RSUs of our common stock, (2) SARs relating to our common stock and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the MVW Stock Plan. As of December 31, 2019, less than 1 million shares were available for grants under the MVW Stock Plan.
As part of the ILG Acquisition, we assumed the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (the “ILG Stock Plan”) and equity based awards outstanding under the ILG Stock Plan. As of December 31, 2019, 1 million shares were available for grants under the ILG Stock Plan to Legacy-ILG employees.
The following table details our share-based compensation expense related to award grants to our officers, directors and employees:

($ in millions)	2019	2018	2017
Service-based RSUs	$17	$12	$10
Performance-based RSUs	7	7	4
ILG Acquisition Converted RSUs	10	13	—
	34	32	14
SARs	3	3	2
Stock options	—	—	—
	$37	$35	$16

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At Year-End 2019(1)	At Year-End 2018
Service-based RSUs	$17	$16
Performance-based RSUs	10	7
ILG Acquisition Converted RSUs	3	15
	30	38
SARs	1	1
Stock options	—	—
	$31	$39
_________________________

(1)
As of December 31, 2019, the weighted average remaining term for RSU grants outstanding at year-end 2019 was one to two years and we expect that deferred compensation expense will be recognized over a weighted average period of one to three years.

Restricted Stock Units
We have issued RSUs that vest over time, which we refer to as service-based RSUs, and RSUs that vest based on performance with respect to established criteria, which we refer to as performance-based RSUs.
The following table shows the changes in our outstanding RSUs and the associated weighted average grant-date fair values:

	2019
	Service-based		Performance-based		Total
	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU
Outstanding at year-end 2018	753,581	$89.66	307,080	$87.75	1,060,661	$89.11
Granted	194,075	$96.16	325,638	$95.36	519,713	$95.66
Distributed	(278,729)	$101.49	(76,839)	$58.40	(355,568)	$92.18
Forfeited	(20,352)	$110.44	(66,557)	$58.90	(86,909)	$70.97
Outstanding at year-end 2019	648,575	$85.87	489,322	$101.35	1,137,897	$92.53

The weighted average grant-date fair value per RSU granted in 2018 and 2017 was $120.04 and $95.12, respectively. The fair value of the RSUs which vested in 2019 was $34 million, and included $15 million related to RSUs converted in the ILG Acquisition. The fair value of the RSUs which vested in 2018 was $48 million, and included $24 million related to RSUs converted in the ILG Acquisition. The fair value of the RSUs which vested in 2017 was $18 million.
Stock Appreciation Rights
The following table shows the changes in our outstanding SARs and the associated weighted average exercise prices:

	2019
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2018	697,178	$55.96
Granted	111,111	$100.52
Exercised	(112,142)	$24.23
Forfeited or expired	—	$—
Outstanding at year-end 2019(1)(2)	696,147	$68.18

_________________________

(1)	As of December 31, 2019, outstanding SARs had a total intrinsic value of $44 million and a weighted average remaining term of 5 years.

(2)
As of December 31, 2019, 470,505 SARs with a weighted average exercise price of $51.63, an aggregate intrinsic value of $37 million and a weighted average remaining contractual term of 4 years were exercisable.

The weighted average grant-date fair value per SAR granted in 2019, 2018 and 2017 was $28.89, $44.75 and $27.63, respectively. The intrinsic value of SARs which vested in 2019, 2018 and 2017, was $4 million, less than $1 million and $6 million, respectively. The aggregate intrinsic value of SARs which were exercised in 2019, 2018 and 2017 was $11 million, $2 million and $19 million, respectively.
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

The following table outlines the assumptions used to estimate the fair value of grants in 2019, 2018 and 2017:

	2019	2018	2017
Expected volatility	31.10%	30.78%	30.41%
Dividend yield	1.76%	1.11%	1.44%
Risk-free rate	2.59%	2.68%	2.06%
Expected term (in years)	6.25	6.25	6.25

Stock Options
We may grant non-qualified stock options to employees and non-employee directors at exercise prices or strike prices equal to the market price of our common stock on the date of grant.
There were no outstanding or exercisable stock options held by our employees at year-end 2019 or 2018, and no stock options were granted to our employees in 2019, 2018 or 2017. At December 31, 2019, approximately 3,000 stock options were outstanding and exercisable with a weighted average exercise price per option of $20.62 and a weighted average remaining life of approximately one year.
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
We created these bankruptcy remote special purpose entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them VIEs. We continue to service the vacation ownership notes receivable, transfer all proceeds collected to these special purpose entities, and retain rights to receive benefits that are potentially significant to the entities. Accordingly, we concluded that we are the entities’ primary beneficiary and, therefore, consolidate them. There is no noncontrolling interest balance related to these entities and the creditors of these entities do not have general recourse to us.
As part of the ILG Acquisition, we acquired the variable interests in the entities associated with ILG’s outstanding vacation ownership notes receivable securitization transactions. As these vacation ownership notes receivable securitizations are similar in nature to the Legacy-MVW vacation ownership notes receivable securitizations they have been aggregated for disclosure purposes.

The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at December 31, 2019:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,726	$24	$1,750
Interest receivable	13	—	13
Restricted cash	64	—	64
Total	$1,803	$24	$1,827
Consolidated Liabilities
Interest payable	$2	$—	$2
Securitized debt	1,850	21	1,871
Total	$1,852	$21	$1,873

The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during 2019:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$219	$12	$231
Interest expense to investors	$51	$4	$55
Debt issuance cost amortization	$5	$1	$6
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

($ in millions)	2019	2018
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$815	$419
Principal receipts	477	322
Interest receipts	214	145
Reserve release	184	168
Total	1,690	1,054
Cash Outflows
Principal to investors	(507)	(329)
Voluntary repurchases of defaulted vacation ownership notes receivable	(54)	(31)
Voluntary clean-up call	(22)	(22)
Interest to investors	(49)	(31)
Funding of restricted cash	(169)	(110)
Total	(801)	(523)
Net Cash Flows	$889	$531
Under the terms of our vacation ownership notes receivable securitizations, we have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. We made voluntary repurchases of defaulted vacation ownership notes receivable, net of substitutions, of $54 million during 2019, $31 million during 2018 and $28 million during 2017. We also made voluntary repurchases, net of substitutions, of $356 million, $39 million and $57 million of other non-defaulted vacation ownership notes receivable during 2019, 2018 and 2017, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.

The following table shows cash flows between us and the Warehouse Credit Facility VIE:

($ in millions)	2019	2018
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$202	$116
Principal receipts	14	1
Interest receipts	13	1
Reserve release	2	—
Total	231	118
Cash Outflows
Principal to investors	(12)	—
Repayment of Warehouse Credit Facility	(285)	—
Interest to investors	(4)	(1)
Funding of restricted cash	(2)	(1)
Total	(303)	(2)
Net Cash Flows	$(72)	$116

Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California, that we currently manage as Marriott Vacation Club Pulse, San Francisco. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the property from the third party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of December 31, 2019, our Balance Sheet reflected $2 million in Accounts Receivable, including a note receivable of less than $1 million, and less than $1 million in Accrued liabilities. We believe that our maximum exposure to loss as a result of our involvement with this VIE is $2 million as of December 31, 2019.
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of December 31, 2019, our Balance Sheet reflected $28 million in Property and equipment, including a $20 million deposit related to the acquisition of a portion of this property, which was completed in January 2020, and $8 million related to a finance lease and leasehold improvements, $1 million in Accrued liabilities, and $7 million in Debt related to the finance lease liability for ancillary and operations space we lease from the VIE. In addition, a note receivable of less than $1 million is included in the Accounts receivable line on the Balance Sheet as of December 31, 2019. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $20 million as of December 31, 2019.
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

•
Exchange & Third-Party Management includes exchange networks and membership programs, as well as management of resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, and Aqua-Aston. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services.

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
Revenues

($ in millions)	2019	2018	2017
Vacation Ownership	$3,869	$2,803	$2,183
Exchange & Third-Party Management	454	161	—
Total segment revenues	4,323	2,964	2,183
Corporate and other	32	4	—
	$4,355	$2,968	$2,183

Adjusted EBITDA and Reconciliation to Net Income Attributable to Common Shareholders

($ in millions)	2019	2018	2017
Adjusted EBITDA Vacation Ownership	$800	$511	$383
Adjusted EBITDA Exchange & Third-Party Management	230	77	—
Reconciling items:
Corporate and other	(272)	(169)	(89)
Interest expense	(132)	(54)	(10)
Tax provision	(83)	(51)	(5)
Depreciation and amortization	(141)	(62)	(21)
Share-based compensation expense	(37)	(35)	(16)
Certain items	(227)	(162)	(7)
Net income attributable to common shareholders	$138	$55	$235
Depreciation and Amortization

($ in millions)	2019	2018	2017
Vacation Ownership	$68	$37	$17
Exchange & Third-Party Management	47	16	—
Total segment depreciation	115	53	17
Corporate and other	26	9	4
	$141	$62	$21

Assets

($ in millions)	At December 31, 2019	At December 31, 2018
Vacation Ownership	$7,345	$7,275
Exchange & Third-Party Management	1,162	1,182
Total segment assets	8,507	8,457
Corporate and other	707	561
	$9,214	$9,018

Capital Expenditures (including inventory)

($ in millions)	2019	2018	2017
Vacation Ownership	$266	$245	$174
Exchange & Third-Party Management	14	5	—
Total segment capital expenditures	280	250	174
Corporate and other	13	2	7
	$293	$252	$181

Geographic Information
We conduct business globally, and our operations outside the United States represented approximately 13 percent of our revenues, excluding cost reimbursements, for 2019, 2018 and 2017.
Revenues (excluding cost reimbursements)

($ in millions)	2019	2018	2017
United States	$2,835	$1,780	$1,247
All other countries	412	263	186
	$3,247	$2,043	$1,433

Fixed Assets

($ in millions)	At December 31, 2019	At December 31, 2018
United States	$580	$748
All other countries	171	203
	$751	$951

19. QUARTERLY RESULTS (UNAUDITED)

	2019(1)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$1,060	$1,068	$1,082	$1,145	$4,355
Expenses	$(969)	$(925)	$(1,012)	$(991)	$(3,897)
Net income (loss) attributable to common shareholders	$24	$49	$(9)	$74	$138
Earnings (loss) per share attributable to common shareholders
Basic	$0.52	$1.11	$(0.21)	$1.74	$3.13
Diluted	$0.51	$1.10	$(0.21)	$1.71	$3.09

	2018(1)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$571	$595	$750	$1,052	$2,968
Expenses	$(518)	$(546)	$(698)	$(939)	$(2,701)
Net income (loss) attributable to common shareholders	$36	$11	$(36)	$44	$55
Earnings (loss) per share attributable to common shareholders
Basic	$1.35	$0.40	$(1.08)	$0.92	$1.64
Diluted	$1.32	$0.39	$(1.08)	$0.91	$1.61
_______________________

(1)
The sum of the earnings per share attributable to common shareholders for the four quarters differs from annual earnings per share attributable to common shareholders due to the required method of computing the weighted average shares in interim periods.

20. SUBSEQUENT EVENTS
Dividends
On February 14, 2020, our Board of Directors declared a quarterly dividend of $0.54 per share to be paid on March 12, 2020 to shareholders of record as of February 27, 2020.

21. SUPPLEMENTAL GUARANTOR INFORMATION
The 2026 Notes are guaranteed by MVWC, Marriott Ownership Resorts, Inc. (“MORI”), ILG and certain other subsidiaries whose voting securities are wholly owned directly or indirectly by MORI or ILG (such subsidiaries collectively, the “Senior Notes Guarantors”). These guarantees are full and unconditional and joint and several. The guarantees of the Senior Notes Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions.
The following tables present consolidating financial information as of December 31, 2019 and December 31, 2018, and for the twelve months ended December 31, 2019, December 31, 2018 and December 31, 2017 for MVWC on a stand-alone basis, each of MORI and ILG on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of December 31, 2019
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Cash and cash equivalents	$—	$84	$4	$61	$138	$—	$287
Restricted cash	—	21	—	57	336	—	414
Accounts receivable, net	73	77	—	81	96	(4)	323
Vacation ownership notes receivable, net	—	149	—	255	1,829	—	2,233
Inventory	—	295	—	440	124	—	859
Property and equipment	—	233	—	259	259	—	751
Goodwill	—	—	—	2,892	—	—	2,892
Intangibles, net	—	—	—	966	61	—	1,027
Investments in subsidiaries	3,193	4,729	—	—	—	(7,922)	—
Other	39	71	—	232	121	(35)	428
Total assets	$3,305	$5,659	$4	$5,243	$2,964	$(7,961)	$9,214

Accounts payable	$66	$92	$—	$117	$12	$(1)	$286
Advance deposits	—	75	—	88	24	—	187
Accrued liabilities	4	104	27	168	106	(12)	397
Deferred revenue	—	5	—	92	337	(1)	433
Payroll and benefits liability	5	97	—	62	22	—	186
Deferred compensation liability	—	93	—	16	1	—	110
Securitized debt, net	—	—	—	—	1,871	—	1,871
Debt, net	207	2,002	—	7	—	—	2,216
Other	4	36	52	86	19	—	197
Deferred taxes	—	108	—	162	30	—	300
MVW shareholders' equity	3,019	3,047	(75)	4,445	530	(7,947)	3,019
Noncontrolling interests	—	—	—	—	12	—	12
Total liabilities and equity	$3,305	$5,659	$4	$5,243	$2,964	$(7,961)	$9,214

	As of December 31, 2018(1)
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Cash and cash equivalents	$1	$62	$2	$39	$127	$—	$231
Restricted cash	—	19	—	122	242	—	383
Accounts receivable, net	31	20	—	169	104	—	324
Vacation ownership notes receivable, net	—	121	—	183	1,735	—	2,039
Inventory	—	212	—	475	176	—	863
Property and equipment	—	439	1	308	203	—	951
Goodwill	2,828	—	—	—	—	—	2,828
Intangibles, net	—	—	—	1,065	42	—	1,107
Due from parent	—	1,834	—	—	—	(1,834)	—
Investments in subsidiaries	2,681	93	1,875	—	—	(4,649)	—
Other	27	53	—	251	36	(75)	292
Total assets	$5,568	$2,853	$1,878	$2,612	$2,665	$(6,558)	$9,018

Accounts payable	$50	$13	$—	$213	$25	$—	$301
Advance deposits	—	65	—	89	17	—	171
Accrued liabilities	7	96	7	10	150	(24)	246
Deferred revenue	—	6	—	253	128	(4)	383
Payroll and benefits liability	15	96	—	83	16	—	210
Deferred compensation liability	—	79	—	13	1	—	93
Securitized debt, net	—	—	—	—	1,714	—	1,714
Debt, net	199	1,726	—	179	—	—	2,104
Due to subsidiary	1,834	—	—	—	—	(1,834)	—
Other	2	6	—	1	3	—	12
Deferred taxes	—	133	—	157	24	4	318
MVW shareholders' equity	3,461	633	1,871	1,617	579	(4,700)	3,461
Noncontrolling interests	—	—	—	(3)	8	—	5
Total liabilities and equity	$5,568	$2,853	$1,878	$2,612	$2,665	$(6,558)	$9,018
_________________________

(1)	Amounts have been revised to correct certain immaterial prior period errors as reported in the 2018 Annual Report and have been reclassified to conform to the current year presentation.

Condensed Consolidating Statement of Income

	2019
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Revenues	$—	$764	$—	$2,612	$1,009	$(30)	$4,355
Expenses	(25)	(827)	—	(2,309)	(766)	30	(3,897)
(Losses) gains and other (expense) income, net	—	(1)	—	8	9	—	16
Interest expense	(11)	(117)	—	(4)	—	—	(132)
ILG acquisition-related costs	—	(96)	—	(15)	(7)	—	(118)
Other	—	—	—	1	—	—	1
Benefit (provision) for income taxes	11	109	—	(109)	(94)	—	(83)
Equity in net income of subsidiaries	163	305	—	—	—	(468)	—
Net income	138	137	—	184	151	(468)	142
Net income attributable to noncontrolling interests	—	—	—	(4)	—	—	(4)
Net income attributable to common shareholders	$138	$137	$—	$180	$151	$(468)	$138

	2018
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Revenues	$—	$758	$—	$1,664	$553	$(7)	$2,968
Expenses	(20)	(737)	—	(1,489)	(462)	7	(2,701)
Gains (losses) and other income (expense), net	—	23	—	(3)	1	—	21
Interest expense	(10)	(39)	—	(3)	(2)	—	(54)
ILG acquisition-related costs	(11)	(83)	—	(33)	—	—	(127)
Other	—	—	—	(4)	—	—	(4)
Benefit (provision) for income taxes	21	39	—	(66)	(45)	—	(51)
Equity in net income of subsidiaries	75	124	10	—	—	(209)	—
Net income	55	85	10	66	45	(209)	52
Net loss attributable to noncontrolling interests	—	—	—	1	2	—	3
Net income attributable to common shareholders	$55	$85	$10	$67	$47	$(209)	$55

	2017
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Revenues	$—	$711	$—	$1,125	$347	$—	$2,183
Expenses	(8)	(688)	—	(972)	(269)	—	(1,937)
Gains (losses) and other income (expense), net	—	8	—	(1)	(1)	—	6
Interest expense	(3)	(4)	—	(3)	—	—	(10)
ILG acquisition-related costs	—	(1)	—	—	—	—	(1)
Other	—	(1)	—	—	—	—	(1)
Provision for income taxes	—	(1)	—	(3)	(1)	—	(5)
Equity in net income of subsidiaries	246	216	—	—	—	(462)	—
Net income	235	240	—	146	76	(462)	235
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income attributable to common shareholders	$235	$240	$—	$146	$76	$(462)	$235

Condensed Consolidating Statement of Cash Flows

	2019
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	$(44)	$(86)	$(3)	$311	$345	$(141)	$382
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(7)	(16)	—	15	45	—	37
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	50	126	5	(369)	(284)	141	(331)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	—	—	(1)	—	(1)
Cash, cash equivalents and restricted cash, beginning of period	1	81	2	161	369	—	614
Cash, cash equivalents and restricted cash, end of period	$—	$105	$4	$118	$474	$—	$701

	2018
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	$(28)	$123	$—	$130	$(128)	$—	$97
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(1,847)	(11)	2	238	334	(123)	(1,407)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	1,876	(408)	—	(238)	80	123	1,433
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	—	—	—	—	—
Cash, cash equivalents and restricted cash, beginning of period	—	377	—	31	83	—	491
Cash, cash equivalents and restricted cash, end of period	$1	$81	$2	$161	$369	$—	$614

	2017
	MVWC	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)		MORI	ILG
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	$(25)	$19	$—	$192	$(43)	$(1)	$142
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(12)	(11)	—	(6)	(9)	—	(38)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	37	257	—	(172)	48	1	171
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	—	—	3	—	3
Cash, cash equivalents and restricted cash, beginning of period	—	112	—	17	84	—	213
Cash, cash equivalents and restricted cash, end of period	$—	$377	$—	$31	$83	$—	$491

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes in control over financial reporting to integrate the business we acquired in the ILG Acquisition, which included the acquisition of our Exchange & Third-Party Management segment. In the fourth quarter of 2019, we migrated a portion of the Exchange & Third-Party Management segment to our existing general ledger system; the remainder of the Exchange & Third-Party Management segment was migrated subsequent to the end of the fourth quarter of 2019.

Item 9B.	Other Information
None.

PART III
As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with our 2020 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Annual Report.

Item 10.	Directors, Executive Officers and Corporate Governance
Our Proxy Statement will be filed with the SEC in connection with our 2020 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Report on the Board of Directors and Its Committees” in our Proxy Statement.
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

Item 13.	Certain Relationships and Related Transactions, and Director Independence
We incorporate this information by reference to the “Transactions with Related Persons,” and “Director Independence” sections of our Proxy Statement.

Item 14.	Principal Accountant Fees and Services
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

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC		8-K	2.1	11/22/2011
2.2	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub LLC(1)		8-K	2.1	5/1/2018
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.2	11/2/2017
4.4	Indenture, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	8/23/2018
4.5	First Supplemental Indenture, dated September 1, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.7	9/5/2018
4.6	Second Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee	X
4.7
Third Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee
		X
4.8	Form of 6.500% Senior Note due 2026 (included as Exhibit A to Exhibit 4.4 above)		8-K	4.2	8/23/2018

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.9	Registration Rights Agreement, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	4.3	8/23/2018
4.10	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.11	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.12	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee	X
4.13	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee	X
4.14	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	10/1/2019
4.15	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.16	Description of Registered Securities	X
10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.1	11/22/2011
10.2	Letter Agreement, dated as of February 21, 2013, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, supplementing the License, Services, and Development Agreement		10-Q	10.1	4/25/2013
10.3	Letter Agreement, dated May 9, 2016, among Marriott Vacations Worldwide Corporation, Marriott Worldwide Corporation and Marriott International, Inc. relating to the License, Services, and Development Agreement		10-Q	10.3	7/21/2016
10.4	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		10-K	10.4	2/27/2018
10.5	Amended and Restated Side Letter Agreement, dated as of February 26, 2018 by among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.†		10-K	10.5	2/27/2018
10.6	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.2	11/22/2011
10.7	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatures thereto		10-K	10.7	2/27/2018
10.8	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.3	11/22/2011

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.9	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.4	11/22/2011
10.10	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement		10-Q	10.1	10/18/2012
10.11	Marriott Rewards Affiliation Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other signatories thereto		8-K	10.5	11/22/2011
10.12	First Amendment to Marriott Rewards Affiliation Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.		10-K	10.12	2/27/2018
10.13	Termination of Noncompetition Agreement, dated as of February 26, 2018, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		10-K	10.14	2/27/2018
10.14	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan*		10-K	10.14	2/23/2017
10.15	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	12/9/2011
10.16	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.2	12/9/2011
10.17	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	3/16/2012
10.18	Form of Non-Employee Director Share Award Confirmation*		10-K	10.17	2/25/2016
10.19	Form of Non-Employee Director Stock Appreciation Right Award Agreement*		10-K	10.16	3/21/2012
10.20	Form of Director Stock Unit Agreement*		10-Q	10.1	4/30/2015
10.21	Marriott Vacations Worldwide Corporation Change in Control Severance Plan*		8-K	10.2	3/16/2012
10.22	Form of Participation Agreement for Change in Control Severance Plan – Marriott Vacations Worldwide Corporation Change in Control Severance Plan*		8-K	10.3	3/16/2012
10.23	Marriott Vacations Worldwide Corporation Deferred Compensation Plan*		8-K	10.3	6/13/2013
10.24	Marriott Vacations Worldwide Corporation Executive Long-Term Disability Plan*		10-K	10.21	2/26/2015
10.25	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan*		8-K	10.1	6/11/2015
10.26	Third Amended and Restated Indenture and Servicing Agreement, entered into September 15, 2014 and dated as of September 1, 2014, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association		8-K	10.2	9/16/2014
10.27	Indenture Supplement, dated June 24, 2015, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto		10-Q	10.2	7/23/2015
10.28	Second Amended and Restated Sale Agreement, entered into September 15, 2014 and dated as of September 1, 2014, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1		8-K	10.1	9/16/2014

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.29	Omnibus Amendment No. 3, dated November 23, 2015, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.1	11/25/2015
10.30	Omnibus Amendment No. 4, dated May 20, 2016, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		10-Q	10.2	7/21/2016
10.31	Indenture Supplement, dated June 16, 2016, by and among Marriott Vacations Worldwide Owner Trust 2011-1, as issuer, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto		10-Q	10.1	7/21/2016
10.32	Omnibus Amendment No. 5, dated March 8, 2017, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.1	3/14/2017
10.33	Omnibus Amendment No. 6, dated August 17, 2017, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.3	8/21/2017
10.34	Form of Call Option Transaction Confirmation		10-Q	10.1	11/2/2017
10.35	Form of Warrant Confirmation		10-Q	10.2	11/2/2017
10.36	Form of Amendment Agreement to Warrant Confirmation		10-K	10.54	3/1/2019
10.37	Credit Agreement, dated as of August 31, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.9	9/5/2018
10.38
Amendment No. 1 to Credit Agreement, dated as of December 3, 2019, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Interval Acquisition Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		X
10.39	Joinder Agreement, dated as of September 1, 2018, among Interval Acquisition Corp. and JPMorgan Chase Bank, N.A.		8-K	4.10	9/5/2018

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.40	Omnibus Amendment No. 8, dated August 31, 2018, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC.		10-Q	10.3	11/7/2018
10.41	Deferred Compensation Plan for Non-Employee Directors*		S-1(2)	10.12	8/1/2018
10.42	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, as amended*		S-8(2)	10.1	8/5/2016
10.43	Form of Terms and Conditions for Annual RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.1	5/8/2014
10.44	Form of Terms and Conditions for Adjusted EBITDA Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.2	5/8/2014
10.45	Form of Terms and Conditions for TSR-Based Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.3	5/8/2014
10.46	Employee Matters Agreement, dated as of October 27, 2015 among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc., as amended		8-K(2)	10.6	5/12/2016
10.47	License, Services and Development Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.1	5/12/2016
10.48	Tax Matters Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.3	5/12/2016
10.49	Starwood Preferred Guest Affiliation Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc., Preferred Guest, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.5	5/12/2016
10.50	Termination of Noncompetition Agreement, effective September 1, 2018, between Starwood Hotels & Resorts Worldwide, LLC (formerly Starwood Hotels & Resorts Worldwide, Inc.) and Vistana Signatures Experiences, Inc.		8-K	10.2	9/20/2018
10.51	Letter of Agreement, effective September 1, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signatures Experiences, Inc., ILG, LLC, Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC and Starwood Hotels & Resorts Worldwide, LLC		8-K	10.1	9/20/2018
10.52	Amendment No. 2 to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, dated February 25, 2018*		10-Q(2)	10.2	5/4/2018
10.53	Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert, dated as of March 24, 2017*		10-Q(2)	10.2	5/5/2017
10.54	Amendment dated March 28, 2018 to Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert*		10-Q(2)	10.1	5/4/2018
21.1	Subsidiaries of Marriott Vacations Worldwide Corporation	X
23.1	Consent of Ernst & Young LLP	X
24.1	Powers of Attorney (included on the signature pages hereto)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101

*	Management contract or compensatory plan or arrangement.
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 2nd day of March, 2020.

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