Form 10-Q
period 2020-03-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2020-05-22
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of May 15, 2020 was 41,051,580.

MARRIOTT VACATIONS WORLDWIDE CORPORATION
FORM 10-Q TABLE OF CONTENTS

Throughout this report, we refer to Marriott Vacations Worldwide Corporation, together with its consolidated subsidiaries, as “Marriott Vacations Worldwide,” “MVW,” “we,” “us,” or “the Company.” We also refer to brands that we own, as well as those brands that we license, as our brands. All brand names, trademarks, service marks and trade names cited in this report are the property of their respective owners, including those of other companies and organizations. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ® or TM symbols, however such references are not intended to indicate in any way that MVW or the owner, as applicable, will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks. Capitalized terms used and not specifically defined herein have the same meaning given those terms in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). When discussing our properties or markets, we refer to the United States, Mexico, Central America and the Caribbean as “North America.”
The COVID-19 pandemic (as defined and discussed further in Footnote 1 “Basis of Presentation”) has caused significant disruptions in international and U.S. economies and markets. We discuss the COVID-19 pandemic and its potential future implications in this report; however, the COVID-19 pandemic is an evolving and challenging situation and its impact on our business in the future remains uncertain.
Due to circumstances related to the COVID-19 pandemic, the Company has availed itself of an extension to file this Quarterly Report on Form 10-Q under the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465). The Company’s operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic. These disruptions include, but are not limited to, the temporary closure of all of the Company’s sales centers, the temporary closure of its resorts in North America to rental guests, the temporary reduction of amenities and operations at all of its resorts based on various government mandates and advisories, and other interruptions of the Company’s business and financial operations associated with or caused by COVID-19. To finalize this Form 10-Q, the Company needed to perform significant valuation work, including, among other things, assessing subsequent events, and determining whether assets were impaired. However, because of mandatory social quarantining/self-isolation, work from home orders and reduced hours, Company personnel had limited availability to perform this work.

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
REVENUES
Sale of vacation ownership products	$258	$293
Management and exchange	227	239
Rental	135	147
Financing	72	68
Cost reimbursements	318	287
TOTAL REVENUES	1,010	1,034
EXPENSES
Cost of vacation ownership products	60	78
Marketing and sales	183	186
Management and exchange	138	133
Rental	98	80
Financing	38	22
General and administrative	70	67
Depreciation and amortization	32	37
Litigation charges	2	1
Royalty fee	26	26
Impairment	95	26
Cost reimbursements	318	287
TOTAL EXPENSES	1,060	943
(Losses) gains and other (expense) income, net	(56)	8
Interest expense	(33)	(34)
ILG acquisition-related costs	(21)	(26)
Other	(3)	—
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(163)	39
Benefit (provision) for income taxes	58	(15)
NET (LOSS) INCOME	(105)	24
Net income attributable to noncontrolling interests	(1)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(106)	$24

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(2.56)	$0.52
Diluted	$(2.56)	$0.51

CASH DIVIDENDS DECLARED PER SHARE	$0.54	$0.45
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
NET (LOSS) INCOME	$(105)	$24

Foreign currency translation adjustments	(17)	1
Derivative instrument adjustment, net of tax	(24)	(3)
OTHER COMPREHENSIVE LOSS, NET OF TAX	(41)	(2)

Net income attributable to noncontrolling interests	(1)	—
Other comprehensive income attributable to noncontrolling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(147)	$22
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$651	$287
Restricted cash (including $71 and $64 from VIEs, respectively)	369	414
Accounts receivable, net (including $13 and $13 from VIEs, respectively)	267	323
Vacation ownership notes receivable, net (including $1,822 and $1,750 from VIEs, respectively)	2,159	2,233
Inventory	776	859
Property and equipment	833	718
Goodwill	2,817	2,892
Intangibles, net	989	1,027
Other (including $36 and $39 from VIEs, respectively)	571	461
TOTAL ASSETS	$9,432	$9,214

LIABILITIES AND EQUITY
Accounts payable	$169	$286
Advance deposits	161	187
Accrued liabilities (including $2 and $2 from VIEs, respectively)	344	397
Deferred revenue	536	433
Payroll and benefits liability	164	186
Deferred compensation liability	103	110
Securitized debt, net (including $1,925 and $1,871 from VIEs, respectively)	1,926	1,871
Debt, net	2,778	2,216
Other	189	197
Deferred taxes	290	300
TOTAL LIABILITIES	6,660	6,183
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,235,823 and 75,020,272 shares issued, respectively	1	1
Treasury stock — at cost; 34,196,625 and 33,438,176 shares, respectively	(1,335)	(1,253)
Additional paid-in capital	3,729	3,738
Accumulated other comprehensive loss	(77)	(36)
Retained earnings	441	569
TOTAL MVW SHAREHOLDERS' EQUITY	2,759	3,019
Noncontrolling interests	13	12
TOTAL EQUITY	2,772	3,031
TOTAL LIABILITIES AND EQUITY	$9,432	$9,214
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES
Net (loss) income	$(105)	$24
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	32	37
Amortization of debt discount and issuance costs	5	5
Vacation ownership notes receivable reserve	71	20
Share-based compensation	3	7
Impairment charges	95	26
Deferred income taxes	(10)	5
Net change in assets and liabilities, net of the effects of acquisition:
Accounts receivable	45	2
Vacation ownership notes receivable originations	(174)	(194)
Vacation ownership notes receivable collections	174	154
Inventory	(8)	39
Purchase of vacation ownership units for future transfer to inventory	(61)	—
Other assets	(83)	(102)
Accounts payable, advance deposits and accrued liabilities	(184)	(83)
Deferred revenue	107	117
Payroll and benefit liabilities	(20)	(41)
Deferred compensation liability	(7)	6
Other liabilities	(7)	2
Other, net	5	4
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	(122)	28
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(17)	(10)
Proceeds from collection of notes receivable	—	38
Purchase of company owned life insurance	(4)	(1)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(21)	27

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
FINANCING ACTIVITIES
Borrowings from securitization transactions	202	124
Repayment of debt related to securitization transactions	(148)	(133)
Proceeds from debt	666	125
Repayments of debt	(102)	(52)
Finance lease payment	(9)	—
Repurchase of common stock	(82)	(106)
Payment of dividends	(45)	(41)
Payment of withholding taxes on vesting of restricted stock units	(14)	(9)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	468	(92)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(6)	1
Change in cash, cash equivalents and restricted cash	319	(36)
Cash, cash equivalents and restricted cash, beginning of period	701	614
Cash, cash equivalents and restricted cash, end of period	$1,020	$578

SUPPLEMENTAL DISCLOSURES
Non-cash transfer from property and equipment to inventory	$—	$64
Non-cash transfer from inventory to property and equipment	65	—
Non-cash issuance of treasury stock for employee stock purchase plan	1	1
Interest paid, net of amounts capitalized	58	54
Income taxes paid, net of refunds	4	12

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.0	BALANCE AT DECEMBER 31, 2019	$1	$(1,253)	$3,738	$(36)	$569	$3,019	$12	$3,031
—	Net (loss) income	—	—	—	—	(106)	(106)	1	(105)
—	Foreign currency translation adjustments	—	—	—	(17)	—	(17)	—	(17)
—	Derivative instrument adjustment	—	—	—	(24)	—	(24)	—	(24)
0.2	Share-based compensation plans	—	—	(9)	—	—	(9)	—	(9)
—	Repurchase of common stock	—	(82)	—	—	—	(82)	—	(82)
—	Dividends	—	—	—	—	(22)	(22)	—	(22)
—	Employee stock plan issuance	—	—	—	—	—	—	—	—
75.2	BALANCE AT MARCH 31, 2020	$1	$(1,335)	$3,729	$(77)	$441	$2,759	$13	$2,772

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

57.6	BALANCE AT DECEMBER 31, 2018	$1	$(790)	$3,721	$6	$523	$3,461	$5	$3,466
—	Impact of adoption of ASU 2016-02	—	—	—	—	(8)	(8)	—	(8)
57.6	OPENING BALANCE 2019	1	(790)	3,721	6	515	3,453	5	3,458
—	Net income	—	—	—	—	24	24	—	24
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
0.2	Share-based compensation plans	—	—	(4)	—	—	(4)	—	(4)
—	Repurchase of common stock	—	(106)	—	—	—	(106)	—	(106)
—	Dividends	—	—	—	—	(20)	(20)	—	(20)
—	Employee stock plan issuance	—	1	—	—	—	1	—	1
57.8	BALANCE AT MARCH 31, 2019	$1	$(895)	$3,717	$4	$519	$3,346	$5	$3,351

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The Interim Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW” or “the Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Interim Consolidated Financial Statements, unless otherwise noted. Capitalized terms used and not specifically defined herein have the same meaning given those terms in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”). We use certain other terms that are defined within these Financial Statements.
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
These Financial Statements reflect our financial position, results of operations and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, property and equipment valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes and loss contingencies. The uncertainty created by the COVID-19 pandemic (defined below), and efforts to contain it, has made such estimates more difficult and subjective. Accordingly, ultimate results could differ from those estimates.
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, the impact of the COVID-19 pandemic (defined below) and seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our 2019 Annual Report.
The accompanying Financial Statements also reflect our adoption of new accounting standards. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for additional information.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the coronavirus (COVID-19) a global pandemic (the “COVID-19 pandemic”). National, federal, state, and local governments have since implemented various restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations. The speed with which the effects of the COVID-19 pandemic have changed the U.S. and global economic landscape, outlook and, in particular, the travel and hospitality industries has been swift and unexpected.
Our business has experienced significant disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic. In our Vacation Ownership business, in response to quickly accelerating travel restrictions and restrictions on business operations as a result of the COVID-19 pandemic, we have closed all of our sales centers, and, beginning March 25, 2020, we closed our resorts for rental guests with stays at our branded North America vacation ownership resorts. In addition, based on various governmental mandates and advisories, we have closed many of our resorts, and have reduced operations and amenities at our resorts that remain open. At this time, we are unable to determine when we will be able to re-open our sales centers, and the re-opening of our resorts is dependent upon when, and the extent to which, government restrictions are lifted, which cannot be determined at this time. Additionally, in our Exchange & Third-Party Management business, the closures of certain affiliated resorts and managed properties had a significant impact on our business, and we have implemented certain temporary adjustments to cancellation policies for near-term travel.
We have also implemented furloughs and reduced work hours for our associates and have instituted “work from home” measures for many of our associates. We are monitoring the situation and will reopen our sales centers as conditions permit; however, extended or further closures may be required. This situation is unprecedented and rapidly changing and has unknown duration and severity.
See Footnote 12 “Securitized Debt” and Footnote 13 “Debt” for discussion of events subsequent to the first quarter of 2020 related to our financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic.
Reclassifications
We have reclassified certain prior year amounts to conform to our current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS

New Accounting Standards
Accounting Standards Update 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)
In the first quarter of 2020, we adopted ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The current expected credit loss model provides that an initial estimate of expected credit losses over the contractual life of the financial instrument is reflected in the allowance for credit losses and any changes to that estimate are recognized as adjustments to the allowance. ASU 2016-13 did not have a material impact upon adoption.
Vacation Ownership Notes Receivable
Our originated vacation ownership notes receivable are recorded net of a reserve that is calculated in accordance with ASC 606 so there was no material impact upon adoption of ASU 2016-13. Our acquired vacation ownership notes receivable have historically been accounted for using the expected cash flow method of recognizing discount accretion based on the expected cash flows of those instruments. Upon adoption of ASU 2016-13, we established a reserve for credit losses and a corresponding increase in the book value of the acquired vacation ownership notes receivable, resulting in no impact to the recorded balance. In addition, we recorded a noncredit discount of $2 million, which represents the difference between the amortized cost basis and the par value of our acquired vacation ownership notes receivable. The noncredit discount will be amortized to interest expense over the contractual life of the acquired vacation ownership notes receivable and is recorded as Financing expenses on our Income Statements. For additional information on our vacation ownership notes receivable, including information on the related reserves, see Footnote 6 “Vacation Ownership Notes Receivable.”
Accounts Receivable
Our Accounts receivable include amounts due from customers, principally credit card receivables, and amounts due from resort developers, members and managed properties. These amounts are typically due within one year and are presented net of an allowance for credit losses. Subsequent to our adoption of ASU 2016-13 we estimate expected credit losses for our accounts receivable by considering a number of factors, including previous loss history and the condition of the general economy as well as any other significant events that may impact the collectibility of the specific accounts receivable. There was no material impact to our financial statements or disclosures related to adoption of ASU 2016-13 for accounts receivable, and also no material change in our allowance for credit losses during the first quarter of 2020.
Future Adoption of Accounting Standards
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
Accounting Standards Update 2020-04 – “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”)
In March 2020, the FASB issued ASU 2020-04, as amended, which provides optional expedients and exceptions to existing guidance on contract modifications and hedge accounting in an effort to ease the financial reporting burdens related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. This update can be adopted no later than December 1, 2022, with early adoption permitted. We expect to adopt ASU 2020-04 in fiscal year 2022 and continue to evaluate the impact that adoption of this update will have on our financial statements and disclosures.

3.	ACQUISITIONS AND DISPOSITIONS

New York, New York
During the first quarter of 2020, we acquired 57 completed vacation ownership units, as well as office and ancillary space, located at our Marriott Vacation Club Pulse, New York City property for $89 million, of which $22 million was a prepayment for future tranches and $20 million was paid in December 2019. We accounted for the transaction as an asset acquisition with the purchase price allocated to Other assets ($22 million) and Property and equipment ($67 million).
San Francisco, California
During the first quarter of 2020, we acquired 34 completed vacation ownership units located at our Marriott Vacation Club Pulse, San Francisco property for $26 million, of which $5 million was a prepayment for future tranches. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($18 million), Other assets ($5 million), and Property and equipment ($3 million).

4.	REVENUE
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for the time periods presented.

	Three Months Ended March 31, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$258	$—	$—	$258

Ancillary revenues	46	1	—	47
Management fee revenues	38	10	(4)	44
Other services revenues	28	61	47	136
Management and exchange	112	72	43	227

Rental	122	13	—	135

Cost reimbursements	345	21	(48)	318
Revenue from contracts with customers	837	106	(5)	938

Financing	71	1	—	72
Total Revenues	$908	$107	$(5)	$1,010

	Three Months Ended March 31, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$293	$—	$—	$293

Ancillary revenues	57	1	—	58
Management fee revenues	36	15	(4)	47
Other services revenues	32	66	36	134
Management and exchange	125	82	32	239

Rental	129	17	1	147

Cost reimbursements	291	24	(28)	287
Revenue from contracts with customers	838	123	5	966

Financing	67	1	—	68
Total Revenues	$905	$124	$5	$1,034

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended March 31, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$530	$54	$(5)	$579
Goods or services transferred at a point in time	307	52	—	359
Revenue from contracts with customers	$837	$106	$(5)	$938

	Three Months Ended March 31, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$489	$59	$5	$553
Goods or services transferred at a point in time	349	64	—	413
Revenue from contracts with customers	$838	$123	$5	$966

Sale of Vacation Ownership Products
Revenues were reduced during the first quarter of 2020 by $46 million due to changes in our estimate of variable consideration for performance obligations that were satisfied in prior periods.

Receivables, Contract Assets & Contract Liabilities
The following table shows the composition of our receivables and contract liabilities. We had no contract assets at either March 31, 2020 or December 31, 2019.

($ in millions)	At March 31, 2020	At December 31, 2019
Receivables
Accounts receivable	$123	$166
Vacation ownership notes receivable, net	2,159	2,233
	$2,282	$2,399
Contract Liabilities
Advance deposits	$161	$187
Deferred revenue	536	433
	$697	$620

Revenue recognized during the first quarter of 2020 that was included in our contract liabilities balance at December 31, 2019 was $117 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At March 31, 2020, approximately 90 percent of this amount is expected to be recognized as revenue over the next two years.

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income, less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 35.4 percent and 40.4 percent for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease in effective tax rate is predominately attributable to a pre-tax loss and a release in uncertain tax benefits for the three months ended March 31, 2020, and a change in our projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.
We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020. As of March 31, 2020, we evaluated the income tax provisions of the CARES Act and have determined there to be no effect on either the March 31, 2020 tax rate or the computation of the estimated effective tax rate for the year ended December 31, 2020. We will continue to evaluate the income tax provisions of the CARES Act and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have income tax accounting and disclosure implications.
Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the three months ended March 31, 2020.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2019	$21
Decreases related to settlements with taxing authorities	(10)
Decreases related to tax positions taken during a prior period	(1)
Balance at March 31, 2020	$10

The total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, was $10 million at March 31, 2020 and $21 million at December 31, 2019. The total amount of gross interest and penalties accrued was $17 million at March 31, 2020 and $41 million at December 31, 2019. The decrease in our unrecognized tax benefits, including interest and penalties, is offset by a $32 million expense to (Losses) gains and other (expense) income, net for amounts previously recorded as indemnified pursuant to a Tax Matters Agreement dated May 11, 2016, (the “Tax

Matters Agreement”) by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc.
We anticipate $10 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to the Tax Matters Agreement and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2012 through 2017. We reasonably expect the amount of the unrecognized tax benefits will decrease within the next twelve months as a result of certain agreed upon audit settlements with tax authorities, which would not have an impact on net income.

6.	VACATION OWNERSHIP NOTES RECEIVABLE

The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	March 31, 2020			December 31, 2019
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,466	$356	$1,822	$1,378	$372	$1,750
Non-securitized
Eligible for securitization(1)	70	7	77	155	10	165
Not eligible for securitization(1)	232	28	260	261	57	318
Subtotal	302	35	337	416	67	483
	$1,768	$391	$2,159	$1,794	$439	$2,233

_________________________

(1)	Refer to Footnote 7 “Financial Instruments” for a discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Interest income associated with vacation ownership notes receivable — securitized	$63	$59
Interest income associated with vacation ownership notes receivable — non-securitized	6	6
Total interest income associated with vacation ownership notes receivable	$69	$65

COVID-19 Impact on Vacation Ownership Notes Receivable Reserves
We evaluated our vacation ownership notes receivable reserves in light of the COVID-19 pandemic, using a reference point of the performance of our vacation ownership notes receivable in response to the 2008/2009 financial crisis. Using this information, we increased our estimated default rates by approximately 50 percent for a 15 month period, to align with the period over which we experienced increased defaults during the previous recessionary period. As a result, we increased our vacation ownership notes receivable reserves by $52 million in the first quarter. This was reflected as a $42 million reduction to Sale of vacation ownership products, a $10 million increase in Financing expenses, and a $15 million reduction in Cost of vacation ownership products on our Income Statement for the first quarter of 2020.
Acquired Vacation Ownership Notes Receivable
As part of the ILG Acquisition, we acquired existing portfolios of vacation ownership notes receivable. At acquisition, we recorded these vacation ownership notes receivable at fair value. Upon adoption of ASU 2016-13 on January 1, 2020, we established a reserve for credit losses and a corresponding increase in the book value of the acquired vacation ownership notes receivable, resulting in no impact to the recorded balance. In addition, we established a noncredit discount of $2 million, which represents the difference between the amortized cost basis and the par value of our acquired vacation ownership notes receivable. The noncredit discount will be amortized to interest expense over the contractual life of the acquired vacation ownership notes receivable and is recorded as Financing expenses on our Income Statements.

The following table summarizes the activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2019, as reported	$—	$—	$—
Impact of adoption of ASU 2016-13	29	26	55
Opening Balance at January 1, 2020	29	26	55
Write-offs	(9)	—	(9)
Recoveries	4	—	4
Increase in vacation ownership notes receivable reserve(1)	5	8	13
Balance at March 31, 2020	$29	$34	$63

_________________________

(1)
Increase in vacation ownership notes receivable reserve includes $10 million ($2 million non-securitized and $8 million securitized) attributable to additional reserve resulting from the COVID-19 pandemic.

The following table shows future contractual principal payments, as well as interest rates, for our non-securitized and securitized acquired vacation ownership notes receivable at March 31, 2020.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2020, remaining	$3	$34	$37
2021	4	45	49
2022	4	45	49
2023	4	44	48
2024	4	43	47
Thereafter	16	145	161
Balance at March 31, 2020	$35	$356	$391
Weighted average stated interest rate	13.4%	13.4%	13.4%
Range of stated interest rates	3.0% to 17.9%	6.0% to 16.9%	3.0% to 17.9%

 Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG subsequent to the Acquisition Date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, as well as interest rates, for our originated non-securitized and securitized originated vacation ownership notes receivable at March 31, 2020.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2020, remaining	$30	$104	$134
2021	32	141	173
2022	28	145	173
2023	25	148	173
2024	24	149	173
Thereafter	163	779	942
Balance at March 31, 2020	$302	$1,466	$1,768
Weighted average stated interest rate	12.3%	12.6%	12.6%
Range of stated interest rates	0.0% to 18.0%	0.0% to 17.5%	0.0% to 18.0%

For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable.

The following table summarizes the activity related to our originated vacation ownership notes receivable reserve.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2019	$90	$114	$204
Increase in vacation ownership notes receivable reserve(1)	36	35	71
Securitizations	(16)	16	—
Write-offs	(12)	—	(12)
Defaulted vacation ownership notes receivable repurchase activity(2)	15	(15)	—
Balance at March 31, 2020	$113	$150	$263
_________________________

(1)
Increase in vacation ownership notes receivable reserve includes $42 million ($16 million non-securitized and $26 million securitized) attributable to additional reserve resulting from the COVID-19 pandemic.

(2)
Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 8.89 percent as of March 31, 2020 (includes 1.89 percent attributed to the additional reserve resulting from the COVID-19 pandemic), and 7.04 percent as of December 31, 2019. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $8 million as of both March 31, 2020 and December 31, 2019.
The following table shows our recorded investment in non-accrual Legacy-MVW vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2020	$48	$14	$62
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2019	$43	$11	$54

The following table details the origination year of our Legacy-MVW vacation ownership notes receivable as of March 31, 2020.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Year of Origination
2020	$78	$36	$114
2019	70	471	541
2018	36	357	393
2017	16	202	218
2016	9	95	104
2015 and Prior	28	169	197
	$237	$1,330	$1,567

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of March 31, 2020.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$9	$36	$45
91 – 150 days past due	4	14	18
Greater than 150 days past due	44	—	44
Total past due	57	50	107
Current	180	1,280	1,460
Total vacation ownership notes receivable	$237	$1,330	$1,567
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of December 31, 2019.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$7	$33	$40
91 – 150 days past due	4	11	15
Greater than 150 days past due	39	—	39
Total past due	50	44	94
Current	222	1,254	1,476
Total vacation ownership notes receivable	$272	$1,298	$1,570

Legacy-ILG Vacation Ownership Notes Receivable
At March 31, 2020 and December 31, 2019, the weighted average FICO score within our consolidated Legacy-ILG vacation ownership notes receivable pools was 711 and 712, respectively, based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG consolidated outstanding pool of vacation ownership notes receivable was 17.00 percent as of March 31, 2020 (includes 3.44 percent attributed to the additional reserve resulting from the COVID-19 pandemic) and 12.65 percent as of December 31, 2019. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG originated vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $2 million as of both March 31, 2020 and December 31, 2019.
The following tables show the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score, before reserves. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable as of March 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$105	$58	$5	$13	$181
Sheraton	99	87	16	37	239
Hyatt	16	10	1	1	28
Other	3	1	—	2	6
	$223	$156	$22	$53	$454

	Acquired Vacation Ownership Notes Receivable as of December 31, 2019
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$103	$57	$4	$13	$177
Sheraton	95	83	15	37	230
Hyatt	15	10	1	—	26
Other	3	1	—	2	6
	$216	$151	$20	$52	$439

The following table details the origination year of our Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of March 31, 2020. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable - Westin
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$28	$28	$18	$31	$105
600 - 699	—	—	13	15	11	19	58
< 600	—	—	3	1	—	1	5
No Score	—	—	3	3	2	5	13
	$—	$—	$47	$47	$31	$56	$181

	Acquired Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$27	$27	$18	$27	$99
600 - 699	—	—	22	22	15	28	87
< 600	—	—	9	3	1	3	16
No Score	—	—	10	10	6	11	37
	$—	$—	$68	$62	$40	$69	$239

	Acquired Vacation Ownership Notes Receivable - Hyatt and Other
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$5	$4	$3	$7	$19
600 - 699	—	—	2	2	2	5	11
< 600	—	—	—	1	—	—	1
No Score	—	—	—	—	—	3	3
	$—	$—	$7	$7	$5	$15	$34
The following tables show the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable as of March 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$126	$52	$6	$27	$211
Sheraton	103	67	14	45	229
Hyatt	17	7	—	—	24
	$246	$126	$20	$72	$464

	Originated Vacation Ownership Notes Receivable as of December 31, 2019
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$122	$46	$5	$25	$198
Sheraton	97	61	13	37	208
Hyatt	16	6	—	—	22
	$235	$113	$18	$62	$428

The following tables detail the origination year of our Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of March 31, 2020. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable - Westin
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$26	$83	$17	$—	$—	$—	$126
600 - 699	8	36	8	—	—	—	52
< 600	1	4	1	—	—	—	6
No Score	11	14	2	—	—	—	27
	$46	$137	$28	$—	$—	$—	$211

	Originated Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$14	$71	$18	$—	$—	$—	$103
600 - 699	7	46	14	—	—	—	67
< 600	1	11	2	—	—	—	14
No Score	9	29	7	—	—	—	45
	$31	$157	$41	$—	$—	$—	$229

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$4	$11	$2	$—	$—	$—	$17
600 - 699	1	5	1	—	—	—	7
< 600	—	—	—	—	—	—	—
No Score	—	—	—	—	—	—	—
	$5	$16	$3	$—	$—	$—	$24

7.	FINANCIAL INSTRUMENTS
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

	At March 31, 2020		At December 31, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable	$2,159	$2,224	$2,233	$2,264
Other assets	41	41	45	45
Total financial assets	$2,200	$2,265	$2,278	$2,309

Securitized debt, net	$(1,926)	$(1,861)	$(1,871)	$(1,924)
2026 Notes, net	(743)	(652)	(742)	(824)
2028 Notes, net	(345)	(266)	(345)	(358)
Term Loan, net	(879)	(771)	(881)	(899)
Revolving Corporate Credit Facility, net	(593)	(593)	(27)	(27)
Convertible Notes, net	(209)	(182)	(207)	(247)
Total financial liabilities	$(4,695)	$(4,325)	$(4,073)	$(4,279)

Vacation Ownership Notes Receivable

	At March 31, 2020		At December 31, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Securitized	$1,822	$1,875	$1,750	$1,771

Eligible for securitization	77	89	165	175
Not eligible for securitization	260	260	318	318
Non-securitized	337	349	483	493
	$2,159	$2,224	$2,233	$2,264

We estimate the fair value of our vacation ownership notes receivable that have been securitized using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model uses default rates, prepayment rates, coupon rates and loan terms for our securitized vacation ownership notes receivable portfolio as key drivers of risk and relative value to determine the fair value of the underlying vacation ownership notes receivable. We concluded that this fair value measurement should be categorized within Level 3.
Due to factors that impact the general marketability of our vacation ownership notes receivable that have not been securitized, as well as current market conditions, we bifurcate our non-securitized vacation ownership notes receivable at each balance sheet date into those eligible and not eligible for securitization using criteria applicable to current securitization transactions in the ABS market. Generally, vacation ownership notes receivable are considered not eligible for securitization if any of the following attributes are present: (1) payments are greater than 30 days past due; (2) the first payment has not been received; or (3) the collateral is located in Asia or Europe. In some cases, eligibility may also be determined based on the credit score of the borrower, the remaining term of the loans and other similar factors that may reflect investor demand in a securitization transaction or the cost to effectively securitize the vacation ownership notes receivable.

The table above shows the bifurcation of our vacation ownership notes receivable that have not been securitized into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria. We estimate the fair value of the portion of our vacation ownership notes receivable that have not been securitized that we believe will ultimately be securitized in the same manner as vacation ownership notes receivable that have been securitized. We value the remaining vacation ownership notes receivable that have not been securitized at their carrying value, rather than using our pricing model. We believe that the carrying value of these particular vacation ownership notes receivable approximates fair value because the stated, or otherwise imputed, interest rates of these loans are consistent with current market rates and the reserve for these vacation ownership notes receivable appropriately accounts for risks in default rates, prepayment rates, discount rates and loan terms. We concluded that this fair value measurement should be categorized within Level 3.
Other Assets
Other assets include $36 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs). In addition, we have investments in marketable securities of $5 million that are marked to market as trading securities using quoted market prices (Level 1 inputs).
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
2026 Notes and 2028 Notes
We estimate the fair value of our 2026 Notes and 2028 Notes (as defined in Footnote 13 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
Term Loan
We estimate the fair value of our Term Loan (as defined in Footnote 13 “Debt”) using quotes from securities dealers as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which the Term Loan could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Revolving Corporate Credit Facility
We estimate that the fair value of our Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”) approximates its gross carrying value as the contractual interest rate is variable plus an applicable margin. We concluded that this fair value measurement should be categorized within Level 3.
Convertible Notes
We estimate the fair value of our Convertible Notes (as defined in Footnote 13 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which the Convertible Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The difference between the carrying value and the fair value is primarily attributed to the underlying conversion feature, and the spread between the conversion price and the market value of the shares underlying the Convertible Notes.

8.	EARNINGS PER SHARE
Basic (loss) earnings per common share attributable to common shareholders is calculated by dividing net (loss) income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per common share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, except in periods when there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per common share applicable to common shareholders by application of the treasury stock method using average market prices during the period.
Our calculation of diluted earnings per share attributable to common shareholders reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of March 31, 2020 or March 31, 2019, there was no dilutive impact from the Convertible Notes for either the first quarter of 2020 or 2019.
The shares issuable on exercise of the Warrants (as defined in Footnote 13 “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price, which was subject to adjustment during the first quarter of 2020 to $175.04, as described in Footnote 13 “Debt.” If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote 13 “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted earnings per share attributable to common shareholders.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted (loss) earnings per share attributable to common shareholders.

	Three Months Ended
(in millions, except per share amounts)	March 31, 2020	March 31, 2019(1)
Computation of Basic (Loss) Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(106)	$24
Shares for basic (loss) earnings per share	41.5	45.6
Basic (loss) earnings per share	$(2.56)	$0.52
Computation of Diluted (loss) Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(106)	$24
Shares for basic (loss) earnings per share	41.5	45.6
Effect of dilutive shares outstanding
Employee stock options and SARs	—	0.3
Restricted stock units	—	0.2
Shares for diluted (loss) earnings per share	41.5	46.1
Diluted (loss) earnings per share	$(2.56)	$0.51
_______________________________

(1)
The computations of diluted earnings per share attributable to common shareholders exclude approximately 452,000 shares of common stock, the maximum number of shares issuable as of March 31, 2019, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

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

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At March 31, 2020	At December 31, 2019
Finished goods(1)	$741	$777
Work-in-progress	21	69
Real estate inventory	762	846
Other	14	13
	$776	$859
_________________________

(1)	Represents completed inventory that is registered for sale as vacation ownership interests and inventory expected to be acquired pursuant to estimated future foreclosures.
We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $8 million during the first quarter of 2020 and increased by $3 million during the first quarter of 2019. Additionally, during the first quarter of 2020, we recorded a $4 million impairment to Inventory.
In addition to the above, at March 31, 2020, we had $147 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products. We also have $39 million and $38 million of deposits on future purchases of inventory at March 31, 2020 and December 31, 2019, respectively, which are included in the Other assets line on our Balance Sheets.

10.	GOODWILL AND INTANGIBLES
Goodwill
The following table details the carrying amount of our goodwill at March 31, 2020 and December 31, 2019, and reflects goodwill attributed to the ILG Acquisition.

($ in millions)	Vacation Ownership Segment	Exchange & Third-Party Management Segment	Total Consolidated
Balance at December 31, 2019	$2,445	$447	$2,892
Impairment	—	(73)	(73)
Foreign exchange adjustments	—	(2)	(2)
Balance at March 31, 2020	$2,445	$372	$2,817

In connection with the preparation of the first quarter 2020 Financial Statements we initially concluded that it was more likely than not that the fair value of both of our reporting units were below their carrying amounts. The factors that led to this conclusion were related to the COVID-19 pandemic and included: (i) the substantial decline in our stock price and market capitalization; (ii) the closure of substantially all of our Vacation Ownership reporting unit sales centers; (iii) the governmental stay-at-home orders in place in many of the jurisdictions in which we operate; (iv) our planned furloughs and reduced work schedule arrangements; (v) the impact of travel restrictions on the hospitality industry; and (vi) the macroeconomic fallout from the COVID-19 pandemic.
We utilized a combination of the income and market approaches to estimate the fair value of our reporting units (Level 3). We concluded that there was no impairment of the Vacation Ownership reporting unit as declines in expected future operating results were not substantial enough to cause the fair value of the reporting unit to be below its carrying amount. We recognized a non-cash impairment charge of $73 million in the Impairment line on our Income Statement during the first quarter of 2020 related to the Exchange & Third-Party Management reporting unit, which was primarily driven by the change in expected future operating results as a result of the near-term and anticipated recovery of the business resulting from the impact of the COVID-19 pandemic.

Indefinite-Lived Intangibles
The following table summarizes the activity related to our intangible assets, all of which are related to the Exchange & Third-Party Management segment.

($ in millions)	Trade Names and Trademarks
Balance at December 31, 2019	$82
Impairment	(18)
Balance at March 31, 2020	$64

In connection with the preparation of the first quarter 2020 Financial Statements we concluded that it was more likely than not that the fair value of our indefinite lived intangibles were below their carrying amounts. The factors that led to this conclusion were related to the COVID-19 pandemic and included: (i) the governmental stay-at-home orders in place in many of the jurisdictions in which we operate; (ii) the impact of travel restrictions on the hospitality industry; and (iii) the macroeconomic fallout from the COVID-19 pandemic.
We used the relief of royalty method in calculating the fair value of the trade names and trademarks (Level 3). We recognized a non-cash impairment charge of $18 million in the Impairment line on our Income Statement during the first quarter of 2020, which was primarily attributed to the decline in estimated near-term revenues and related recovery of long-term revenues attributed to the impact of the COVID-19 pandemic.

11.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of March 31, 2020, we had the following commitments outstanding:

•
We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $66 million, of which we expect $24 million, $20 million, $13 million, $7 million and $2 million will be paid in the remainder of 2020, 2021, 2022, 2023 and 2024, respectively.

•
We have a remaining commitment to purchase an operating property, that we manage, located in New York, New York for $97 million. We expect to acquire the remaining units in the property, in their current form, in two transactions during 2021. See Footnote 3 “Acquisitions and Dispositions” for information on the purchase that occurred during the first quarter of 2020 and Footnote 16 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

•
We have a remaining commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Vacation Ownership segment, contingent upon completion of construction to agreed-upon standards. We expect to complete the acquisition in 2021 and to make the remaining payments with respect to these units when specific construction milestones are completed, as follows: $2 million in 2020 and $23 million in 2021.

•
We have a remaining commitment to purchase an operating property, that we manage, located in San Francisco, California for $88 million. We expect to acquire the operating property over time and are committed to make payments for the operating property as follows: $32 million in 2021, $24 million in 2022, and $32 million in 2023. See Footnote 16 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction and Footnote 3 “Acquisitions and Dispositions” for information on the purchase that occurred during the first quarter of 2020.

•
During the first quarter of 2020, we assigned a commitment to purchase a property located in Waikiki, Hawaii to a third-party developer. If we are unable to negotiate a capital efficient inventory arrangement, we are committed to purchasing the property, in its current form, for $98 million in 2021. See Footnote 16 “Variable Interest Entities” for additional information on this transaction and our activities relating to the variable interest entity involved in this transaction.

Surety bonds issued as of March 31, 2020 totaled $103 million, the majority of which were requested by federal, state, or local governments in connection with our operations.
As of March 31, 2020, we had $3 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”). In addition, as of March 31, 2020, we had $5 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Credit Facility.

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $7 million, of which $4 million is included within liabilities on our Balance Sheet at March 31, 2020. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by the end of 2021.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages or guaranteed amounts of the rental revenue generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At March 31, 2020, our maximum exposure under fixed dollar guarantees was $27 million, of which $8 million, $9 million, $4 million, $2 million, $1 million and $3 million relate to the remainder of 2020, 2021, 2022, 2023, 2024 and thereafter. Based on the impact of the COVID-19 pandemic on our rental operations, we declared the occurrence of a force majeure event under many of these agreements, generally effective as of April 1, 2020.  As a result, owner distributions made under such agreements will be paid on a net operating income basis, rather than as guaranteed amounts, until such time as force majeure event conditions abate.
Loss Contingencies
In March 2017, RCHFU, L.L.C. and other owners at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) filed a complaint in an action pending in the U.S. District Court for the District of Colorado against us and certain third parties, alleging that their fractional interests were devalued by the affiliation of the RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based Marriott Vacation Club Destinations (“MVCD”) program. The plaintiffs are seeking compensatory damages, disgorgement, punitive damages, fees and costs.
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
In December 2016, Flora and Bruce Gillespie and other owners and former owners of fractional interests at the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “St. Regis NY Club”) filed an action in the U.S. District Court for the Southern District of New York against ILG, certain of its subsidiaries, and certain third parties alleging that the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The plaintiffs are seeking compensatory damages, rescission, disgorgement, fees and costs. On May 21, 2020, the court granted our motion for summary judgment and dismissed the case.
In February 2017, the owners’ association for the St. Regis NY Club filed a separate suit against ILG and certain of its subsidiaries in the U.S. District Court for the Southern District of New York, which was amended to add Marriott International and Starwood as additional defendants in March 2017. The lawsuit was subsequently transferred to the U.S. District Court for the Middle District of Florida. The operative complaint alleged that the sponsor of the St. Regis NY Club (St. Regis Residence Club, New York, Inc.), the St. Regis NY Club manager (St. Regis New York Management, Inc.), and certain affiliated entities, as well as Marriott International and Starwood, breached their fiduciary duties related to sale and rental practices, and further alleged tortious interference with the management agreement, unjust enrichment, and anticompetitive conduct. The amended complaint also alleged anticompetitive conduct in connection with the renewal of the St. Regis NY Club management agreement. The plaintiff sought declaratory relief in connection with the Starpoint conversion program and the exchange program at the St. Regis NY Club, unspecified damages, and disgorgement of payments under the management and purchase agreements. In March 2020, the U.S. District Court for the Middle District of Florida dismissed the case with prejudice.
In February 2019, the owners’ association for the St. Regis NY Club filed a separate lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, was unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements.

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
In the ordinary course of our business, various claims and lawsuits have been filed or are pending against us. A number of these lawsuits and claims may exist at any given time. Additionally, the COVID-19 pandemic may give rise to various claims and lawsuits from owners, members and other parties. We record and accrue for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, we evaluate, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to make a reasonable estimate of loss. We review these accruals each reporting period and make revisions based on changes in facts and circumstances.
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
Leases That Have Not Yet Commenced
During the first quarter of 2020, we entered into a finance lease arrangement for our new global headquarters in Orlando, Florida. The new office building is expected to be completed in 2021, at which time the lease term will commence and a right-of-use asset and corresponding liability will be recorded on our balance sheet. The initial lease term is approximately 16 years with total lease payments of $129 million for the aforementioned period. Subsequent to the first quarter of 2020, in response to the COVID-19 pandemic and our ongoing evaluation of future space needs, we entered into a standstill arrangement with the developer/lessor. The agreement provides for a standstill on certain project spending for several months, extends certain deliverable dates pertaining to the development and lease, and grants MVW a limited termination option in exchange for reimbursement of certain developer soft costs.

12.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2020	At December 31, 2019
Vacation ownership notes receivable securitizations, gross(1)	$1,706	$1,850
Unamortized debt discount and issuance costs	(16)	(18)
	1,690	1,832

Warehouse Credit Facility, gross(2)	219	21
Unamortized debt issuance costs	(2)	(2)
	217	19

Other	19	20
	$1,926	$1,871
_________________________

(1)	Interest rates as of March 31, 2020 range from 2.2% to 4.4%, with a weighted average interest rate of 2.9%

(2)	Effective interest rate as of March 31, 2020 was 2.3%
All of our securitized debt is non-recourse to us. See Footnote 16 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows scheduled future principal payments for our securitized debt as of March 31, 2020.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Other	Total
($ in millions)
Payments Year
2020, remaining	$133	$8	$1	$142
2021	180	12	2	194
2022	183	14	2	199
2023	186	185	2	373
2024	186	—	3	189
Thereafter	838	—	9	847
	$1,706	$219	$19	$1,944

Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the first quarter of 2020, and as of March 31, 2020, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of March 31, 2020, we had 12 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

Warehouse Credit Facility
Our $350 million warehouse credit facility (the “Warehouse Credit Facility”), allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis through December 20, 2021. During the first quarter of 2020, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $240 million. The average advance rate was 84 percent, which resulted in gross proceeds of $202 million. Net proceeds were $201 million due to the funding of reserve accounts of $1 million.
Subsequent to the end of the first quarter of 2020, we amended our Warehouse Credit Facility to increase the borrowing capacity by $181 million, to $531 million. The revolving period for the existing $350 million remains the same and will terminate in December 2021, if not renewed. The revolving period for the additional $181 million portion will terminate in March 2021, if not renewed. As part of this amendment, the interest rate increased from primarily LIBOR plus 1.1% to primarily LIBOR plus 1.4%.

13.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2020	At December 31, 2019
Senior Unsecured Notes
2026 Notes	$750	$750
Unamortized debt issuance costs	(7)	(8)
	743	742

2028 Notes	350	350
Unamortized debt discount and issuance costs	(5)	(5)
	345	345

Corporate Credit Facility
Term Loan	891	893
Unamortized debt discount and issuance costs	(12)	(12)
	879	881

Revolving Corporate Credit Facility	596	30
Unamortized debt issuance costs	(3)	(3)
	593	27

Convertible Notes	230	230
Unamortized debt discount and issuance costs	(21)	(23)
	209	207

Finance leases	9	14
	$2,778	$2,216
The following table shows scheduled future principal payments for our debt, excluding finance leases, as of March 31, 2020.

($ in millions)	2026 Notes	2028 Notes	Term Loan	Revolving Corporate Credit Facility	Convertible Notes	Total
Payments Year
2020, remaining	$—	$—	$7	$—	$—	$7
2021	—	—	9	—	—	9
2022	—	—	9	—	230	239
2023	—	—	9	596	—	605
2024	—	—	9	—	—	9
Thereafter	750	350	848	—	—	1,948
	$750	$350	$891	$596	$230	$2,817

Senior Unsecured Notes
Our Senior Unsecured Notes, as further discussed below, include the following:

•	$750 million aggregate principal amount of 6.500% Senior Unsecured Notes due 2026 issued in the third quarter of 2018 with a maturity date of September 15, 2026 (the “2026 Notes”); and

•	$350 million aggregate principal amount of 4.750% Senior Unsecured Notes due 2028 issued in the fourth quarter of 2019 with a maturity date of January 15, 2028 (the “2028 Notes”).
Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a $900 million term loan facility (the “Term Loan”), which matures on August 31, 2025, and a revolving credit facility with a borrowing capacity of $600 million (the “Revolving Corporate Credit Facility”), including a letter of credit sub-facility of $75 million, that terminates on August 31, 2023.
The Term Loan bears interest at LIBOR plus 1.75 percent. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate plus an applicable margin that varies from 0.50 percent to 2.75 percent depending on the type of loan and our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 to 40 basis points per annum, also depending on our credit rating. As of March 31, 2020, we were in compliance with the applicable financial and operating covenants under the Corporate Credit Facility.
As a precautionary measure to ensure adequate liquidity for a sustained period, we borrowed the remaining $386 million under our Revolving Corporate Credit Facility in March 2020 to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic.
In May 2020, we entered into a waiver (the “Waiver”) to the agreement that governs the Corporate Credit Facility. The Waiver, among other things, suspends the requirement to comply with the leverage covenant in the Revolving Corporate Credit Facility for up to four quarters, commencing with the fiscal quarter ending June 30, 2020. During the suspension period, we will be required to maintain monthly minimum liquidity of at least $300 million until the later of March 31, 2021 or the end of the suspension period. In addition, for the duration of the period during which the waiver of the leverage covenant remains in effect, we are prohibited from making certain restricted payments, including share repurchases and dividends.
Further, subsequent to the first quarter of 2020, we repaid the entire $596 million balance that was outstanding on the Revolving Corporate Credit Facility as of March 31, 2020.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625 percent and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480 percent and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000 percent and a floor strike rate of 1.8810 percent through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of March 31, 2020 and December 31, 2019. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.

The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments:

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Derivative instrument adjustment balance, beginning of period	$(21)	$(6)
Other comprehensive loss before reclassifications	(24)	(3)
Reclassification to Income Statement	—	—
Net other comprehensive loss	(24)	(3)
Derivative instrument adjustment balance, end of period	$(45)	$(9)

Senior Secured Notes
Subsequent to the first quarter of 2020, in May 2020, we issued $500 million aggregate principal amount of 6.125% Senior Secured Notes due September 15, 2025 (the “2025 Notes”). The 2025 Notes will be pari passu with and secured by the same collateral as our Corporate Credit Facility. We will pay interest on the 2025 Notes on May 15 and November 15 of each year, commencing on November 15, 2020. We received net proceeds of approximately $494 million from the offering of the 2025 Notes, after deducting fees and expenses related to the offering.
Convertible Notes
During 2017, we issued $230 million of aggregate principal amount of convertible senior notes (the “Convertible Notes”) that bear interest at a rate of 1.50 percent, payable in cash semi-annually. The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment during the first quarter of 2020 to 6.8114 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $146.81 per share of our common stock) when we declared a quarterly dividend of $0.54 per share, which was greater than the quarterly dividend when the Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount. As of March 31, 2020, the effective interest rate was 4.7% and the remaining discount amortization period was 2.5 years.
The following table shows the net carrying value of the Convertible Notes.

($ in millions)	At March 31, 2020	At December 31, 2019
Liability component
Principal amount	$230	$230
Unamortized debt discount	(18)	(20)
Unamortized debt issuance costs	(3)	(3)
Net carrying amount of the liability component	$209	$207

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the Convertible Notes.

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Contractual interest expense	$1	$1
Amortization of debt discount	2	2
Amortization of debt issuance costs	—	—
	$3	$3

Convertible Note Hedges and Warrants
In connection with the offering of the Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“Convertible Note Hedges”), covering a total of approximately 1.55 million shares of our common stock, and warrant transactions (“Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share. The strike price was subject to adjustment during the first quarter of 2020 to $175.04 per share when we declared a quarterly dividend of $0.54 per share. As of March 31, 2020, no Convertible Note Hedges or Warrants have been exercised.
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

14.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 31, 2020, there were 75,235,823 shares of Marriott Vacations Worldwide common stock issued, of which 41,039,198 shares were outstanding and 34,196,625 shares were held as treasury stock. At December 31, 2019, there were 75,020,272 shares of Marriott Vacations Worldwide common stock issued, of which 41,582,096 shares were outstanding and 33,438,176 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 31, 2020 or December 31, 2019.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2019	16,418,950	$1,258	$76.60
For the first quarter of 2020	769,935	82	106.60
As of March 31, 2020	17,188,885	$1,340	$77.95

On July 30, 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. As of March 31, 2020, our Board of Directors had authorized the repurchase of an aggregate of up to 19.4 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of March 31, 2020, 1.9 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice. Due to the impact of the COVID-19 pandemic, we temporarily suspended repurchasing shares of our common stock. Any future share repurchases will be subject to the restrictions associated with the Waiver to the Corporate Credit Facility.

Dividends
We declared cash dividends to holders of common stock during the first quarter of 2020 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 14, 2020	February 27, 2020	March 12, 2020	$0.54

Due to the impact of the COVID-19 pandemic, we temporarily suspended cash dividends. Any future dividend payments will be subject to the restrictions associated with the Waiver to the Corporate Credit Facility and Board approval, and there can be no assurance that we will pay dividends in the future.
Noncontrolling Interests
Property Owners’ Associations
We consolidate certain property owners’ associations under the voting interest model. Noncontrolling interests represents the portion of the property owners’ associations related to individual or third-party VOI owners. Noncontrolling interests of $13 million and $12 million, as of March 31, 2020 and December 31, 2019, respectively, are included on our Balance Sheets as a component of equity.

15.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan (the “MVW Stock Plan”) for the benefit of our officers, directors, and employees. Under the MVW Stock Plan, we are authorized to award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs relating to our common stock, and (3) stock options to purchase our common stock. A total of 6 million shares are authorized for issuance pursuant to grants under the MVW Stock Plan. As of March 31, 2020, less than 1 million shares were available for grants under the MVW Stock Plan.
As part of the ILG Acquisition, we assumed the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (the “ILG Stock Plan”) and equity based awards outstanding under the ILG Stock Plan. As of March 31, 2020, 1 million shares were available for grants under the ILG Stock Plan to Legacy-ILG employees.
Subsequent to the first quarter of 2020, our shareholders approved the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW 2020 Equity Plan”), which supersedes both the MVW Stock Plan and the ILG Stock Plan (collectively, the “Prior Plans”) and no new awards will be granted under the Prior Plans. All awards that were granted under the Prior Plans will remain outstanding and continue to be governed by the Prior Plans. Approximately 2 million shares were available for grant under the MVW 2020 Equity Plan as of May 20, 2020.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Service-based RSUs	$4	$3
Performance-based RSUs	(2)	1
ILG Acquisition Converted RSUs	1	4
	3	8
SARs	1	1
Stock options	—	—
	$4	$9

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At March 31, 2020	At December 31, 2019
Service-based RSUs	$35	$17
Performance-based RSUs	5	10
ILG Acquisition Converted RSUs	2	3
	42	30
SARs	4	1
Stock options	—	—
	$46	$31

Restricted Stock Units
We granted 248,172 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $91.08, to our employees and non-employee directors during the first quarter of 2020. During the first quarter of 2020, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 177,208 RSUs may be earned under the performance-based RSU awards granted during the first quarter of 2020.
Stock Appreciation Rights
We granted 116,434 SARs, with a weighted average grant-date fair value of $29.63 and a weighted average exercise price of $96.82, to members of management during the first quarter of 2020. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first quarter of 2020:

Expected volatility	38.81%
Dividend yield	2.13%
Risk-free rate	0.96%
Expected term (in years)	6.25

16.	VARIABLE INTEREST ENTITIES
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

The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at March 31, 2020:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,589	$233	$1,822
Interest receivable	12	1	13
Restricted cash	61	10	71
Total	$1,662	$244	$1,906
Consolidated Liabilities
Interest payable	$2	$—	$2
Securitized Debt	1,706	219	1,925
Total	$1,708	$219	$1,927
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first quarter of 2020:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$57	$6	$63
Interest expense to investors	$13	$1	$14
Debt issuance cost amortization	$2	$—	$2
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Cash Inflows
Principal receipts	$121	$119
Interest receipts	56	50
Reserve release	—	13
Total	177	182
Cash Outflows
Principal to investors	(129)	(119)
Voluntary repurchases of defaulted vacation ownership notes receivable	(15)	(9)
Interest to investors	(13)	(11)
Total	(157)	(139)
Net Cash Flows	$20	$43

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

The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$202	$124
Principal receipts	11	7
Interest receipts	4	7
Total	217	138
Cash Outflows
Principal to investors	(4)	(5)
Interest to investors	(1)	(2)
Funding of restricted cash	(1)	(1)
Total	(6)	(8)
Net Cash Flows	$211	$130

Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California, that we currently manage as Marriott Vacation Club Pulse, San Francisco. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the property from the third-party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of March 31, 2020, our Balance Sheet reflected $3 million in Accounts Receivable, including a note receivable of less than $1 million, and $5 million in Other assets for a deposit related to the acquisition of a portion of this property. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $8 million as of March 31, 2020.
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third-party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of March 31, 2020, our Balance Sheet reflected $22 million in Other assets for a deposit related to the acquisition of a portion of this property, and a note receivable of less than $1 million that is included in the Accounts receivable line. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $23 million as of March 31, 2020.
We have a commitment to purchase a property located in Waikiki, Hawaii. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. If we are unable to negotiate a capital efficient inventory arrangement, we are committed to purchasing the property, in its current form. We are required to purchase the completed property from the third-party developer unless it has been sold to another party. The property is held by a VIE for which we are not the primary beneficiary as we do not control the operations of the VIE. Accordingly, we have not consolidated the VIE. As of March 31, 2020, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of less than $1 million. We believe that our maximum exposure to loss as a result of our involvement with this VIE is less than $1 million as of March 31, 2020.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At March 31, 2020, the value of the assets held in the rabbi trust was $36 million, which is included in the Other line within assets on our Balance Sheets.

17.	BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments:

•
Vacation Ownership includes a diverse portfolio of resorts that includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand and have a license to use the St. Regis brand for specified fractional ownership resorts.

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
Our CODM uses Adjusted EBITDA to evaluate the profitability of our operating segments, and the components of net income attributable to common shareholders excluded from Adjusted EBITDA are not separately evaluated. Adjusted EBITDA is defined as net income attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability or our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net (loss) income attributable to common shareholders is presented below.
Revenues

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Vacation Ownership	$908	$905
Exchange & Third-Party Management	107	124
Total segment revenues	1,015	1,029
Corporate and other	(5)	5
	$1,010	$1,034

Adjusted EBITDA and Reconciliation to Net (Loss) Income Attributable to Common Shareholders

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Adjusted EBITDA Vacation Ownership	$147	$172
Adjusted EBITDA Exchange & Third-Party Management	41	54
Reconciling items:
Corporate and other	(50)	(60)
Interest expense	(33)	(34)
Tax benefit (provision)	58	(15)
Depreciation and amortization	(32)	(37)
Share-based compensation expense	(4)	(9)
Certain items	(233)	(47)
Net (loss) income attributable to common shareholders	$(106)	$24

Assets

($ in millions)	At March 31, 2020	At December 31, 2019
Vacation Ownership	$7,446	$7,345
Exchange & Third-Party Management	1,073	1,162
Total segment assets	8,519	8,507
Corporate and other	913	707
	$9,432	$9,214

We conduct business globally, and our operations outside the United States represented approximately 12 percent and 14 percent of our revenues, excluding cost reimbursements, for the three months ended March 31, 2020 and March 31, 2019, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the ongoing COVID-19 pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions. The Company cautions you that these statements are not guarantees and are subject to numerous risks and uncertainties, such as: the effects of the COVID-19 pandemic outbreak, including reduced demand for vacation ownership and exchange products and services, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions; the length and severity of the COVID-19 pandemic outbreak; the pace of recovery following the COVID-19 pandemic outbreak; competitive conditions; the availability of capital to finance growth, and other matters referred to under the heading “Risk Factors” contained herein and also in the our most recent Annual Report on Form 10-K filed and on our Current Report on Form 8-K filed May 6, 2020 with the U.S. Securities and Exchange Commission (the “SEC”), any of which could cause actual results to differ materially from those expressed in or implied in this press release. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
The risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K, our Current Report on Form 8-K filed May 6, 2020 and which may be discussed in subsequent Quarterly Reports on Form 10-Q or other filings with the SEC, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
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
In 2018, we completed the ILG Acquisition and oftentimes refer to our business associated with the brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.”
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
COVID-19 pandemic
The COVID-19 pandemic (as discussed further in Footnote 1 “Basis of Presentation” of the Financial Statements) has caused significant disruptions in international and U.S. economies and markets. We discuss the COVID-19 pandemic and its potential future implications in this report; however, the COVID-19 pandemic is an evolving and challenging situation and its impact on our business in the future remains uncertain.
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
We report, on a supplemental basis, contract sales for our Vacation Ownership segment. Contract sales consist of the total amount of vacation ownership product sales under contract signed during the period where we have generally received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third-parties, which we refer to as “resales contract sales.” In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our income statements due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
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

	Three Months Ended
	March 31, 2020	March 31, 2019
Average FICO score	739	744
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
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes and changes in expected credit losses related to acquired vacation ownership notes receivable. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of finance contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 62 percent in the first quarter of 2019 and 57 percent in the first quarter of 2020. We expect to continue to offer financing incentive programs and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Three Months Ended
	March 31, 2020	March 31, 2019
Historical default rates	1.3%	1.0%
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

•
Costs to provide alternative usage options, including Marriott Bonvoy points, World of Hyatt points and offerings available as part of third-party offerings, for owners who elect to exchange their inventory;

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

•	Total active members, which is the number of Interval International network active members at the end of the applicable period.

Consolidated Results

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
REVENUES
Sale of vacation ownership products	$258	$293
Management and exchange	227	239
Rental	135	147
Financing	72	68
Cost reimbursements	318	287
TOTAL REVENUES	1,010	1,034
EXPENSES
Cost of vacation ownership products	60	78
Marketing and sales	183	186
Management and exchange	138	133
Rental	98	80
Financing	38	22
General and administrative	70	67
Depreciation and amortization	32	37
Litigation charges	2	1
Royalty fee	26	26
Impairment	95	26
Cost reimbursements	318	287
TOTAL EXPENSES	1,060	943
(Losses) gains and other (expense) income, net	(56)	8
Interest expense	(33)	(34)
ILG acquisition-related costs	(21)	(26)
Other	(3)	—
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(163)	39
Benefit (provision) for income taxes	58	(15)
NET (LOSS) INCOME	(105)	24
Net income attributable to noncontrolling interests	(1)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(106)	$24
Operating Statistics
2020 First Quarter

	Three Months Ended
(Contract sales $ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Vacation Ownership
Total contract sales	$315	$365	$(50)	(14%)
Consolidated contract sales	$306	$354	$(48)	(13%)
Exchange & Third-Party Management
Total active members at end of period (000's)	1,636	1,694	(58)	(3%)
Average revenue per member(1)	$41.37	$46.24	$(4.87)	(11%)
_______________

(1)	Only includes members of the Interval International exchange network.

Revenues
2020 First Quarter
The following table presents our revenues for the first quarter of 2020 compared to the first quarter of 2019.

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Vacation Ownership	$908	$905	$3	—%
Exchange & Third-Party Management	107	124	(17)	(14%)
Total Segment Revenues	1,015	1,029	(14)	(2%)
Consolidated Property Owners’ Associations	(5)	5	(10)	(211%)
Total Revenues	$1,010	$1,034	$(24)	(2%)
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
2020 First Quarter

	Three Months Ended		Change
($ in millions)	March 31, 2020	March 31, 2019
Net (loss) income attributable to common shareholders	$(106)	$24	$(130)
Interest expense	33	34	(1)
Tax (benefit) provision	(58)	15	(73)
Depreciation and amortization	32	37	(5)
EBITDA	(99)	110	(209)
Share-based compensation expense	4	9	(5)
Certain items	233	47	186
Adjusted EBITDA	$138	$166	$(28)

Certain items for the first quarter of 2020 consisted of $95 million of impairment charges, $24 million of acquisition costs (including $21 million of ILG acquisition-related costs and $3 million of other acquisition costs), $56 million of losses and other expenses, $54 million of other charges, $2 million of purchase price adjustments, and $2 million of litigation charges.
The $56 million of losses and other expenses includes $32 million related to foreign currency translation and $33 million related to a true-up to a Marriott International indemnification receivable upon settlement (true-up to the offsetting accrual is included in the provision for income taxes line), partially offset by a $6 million receivable related to an indemnification from Marriott International for VAT charges and $3 million related to insurance proceeds).
The $54 million of other charges includes $37 million related to the net sales reserve adjustment due primarily to the impact of the COVID-19 pandemic, $11 million related to an accrual for certain health and welfare costs for furloughed associates, and $6 million related to VAT charges (see offset from indemnification above).
The reduction in share-based compensation expense in the first quarter of 2020 includes a $4 million true-up for projected expense associated with the Company’s performance based share awards based upon the projected impact of the COVID-19 pandemic on financial metrics for the programs.
Certain items for the first quarter of 2019 consisted of $26 million of ILG acquisition-related costs, $26 million of impairment charges, $1 million of purchase price adjustments, $1 million of litigation charges, and $1 million of other severance costs, partially offset by $8 million of gains and other income.
Segment Adjusted EBITDA
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change
Vacation Ownership	$147	$172	$(25)
Exchange & Third-Party Management	41	54	(13)
Segment adjusted EBITDA	188	226	(38)
General and administrative	(51)	(61)	10
Consolidated property owners’ associations	1	1	—
Adjusted EBITDA	$138	$166	$(28)
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change
Segment adjusted EBITDA	$147	$172	$(25)
Depreciation and amortization	(18)	(17)	(1)
Share-based compensation expense	(1)	(2)	1
Certain items	(47)	(19)	(28)
Segment financial results	$81	$134	$(53)
Certain items in the Vacation Ownership segment for the first quarter of 2020 consisted of $37 million related to the net sales reserve adjustment due primarily to the impact of the COVID-19 pandemic, $3 million of transaction costs associated with our asset light inventory arrangements, $4 million of impairment charges, $2 million of purchase accounting adjustments, and $2 million of litigation charges, partially offset by $1 million of gains and other income.
Certain items in the Vacation Ownership segment for the first quarter of 2019 consisted of $26 million of impairment charges, $1 million of purchase price adjustments, and $1 million of litigation charges, partially offset by $9 million of gains and other income.

Exchange & Third-Party Management
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change
Segment adjusted EBITDA	$41	$54	$(13)
Depreciation and amortization	(5)	(12)	7
Share-based compensation expense	(1)	(1)	—
Certain items	(90)	(1)	(89)
Segment financial results	$(55)	$40	$(95)
Certain items in the Exchange & Third-Party Management segment for the first quarter of 2020 consisted primarily of $91 million of impairment charges related to Goodwill and certain trademarks resulting from the impact of the COVID-19 pandemic. See Footnote 10 “Goodwill and Intangibles” to our Financial Statements for additional information.
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 17 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
REVENUES
Sale of vacation ownership products	$258	$293
Resort management and other services	112	125
Rental	122	129
Financing	71	67
Cost reimbursements	345	291
TOTAL REVENUES	908	905
EXPENSES
Cost of vacation ownership products	60	78
Marketing and sales	170	172
Resort management and other services	56	63
Rental	107	85
Financing	37	22
Depreciation and amortization	18	17
Litigation charges	2	1
Royalty fee	26	26
Impairment	4	26
Cost reimbursements	345	291
TOTAL EXPENSES	825	781
Gains and other income, net	1	9
Other	(3)	—
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	81	133
Net loss attributable to noncontrolling interests	—	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$81	$134

Contract Sales
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Total consolidated contract sales	$306	$354	$(48)	(13%)
Joint venture contract sales	9	11	(2)	(18%)
Total contract sales	$315	$365	$(50)	(14%)
Sale of Vacation Ownership Products
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Total contract sales	$315	$365	$(50)	(14%)
Less resales contract sales	(7)	(8)	1
Less joint venture contract sales	(9)	(11)	2
Consolidated contract sales, net of resales	299	346	(47)
Plus:
Settlement revenue	6	5	1
Resales revenue	4	3	1
Revenue recognition adjustments:
Reportability	34	(30)	64
Sales reserve	(71)	(19)	(52)
Other(1)	(14)	(12)	(2)
Sale of vacation ownership products	$258	$293	$(35)	(12%)
_______________

(1)	Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Sale of vacation ownership products decreased $35 million due to $47 million of lower contract sales volumes and $52 million of higher sales reserve activity, partially offset by a $64 million favorable change in revenue reportability.
The lower contract sales performance as well as the higher sales reserve activity is driven primarily from the impact of the COVID-19 pandemic. Contract sales and VPG as of March 13, 2020 were 10 percent and 11 percent higher, respectively, than the same period during the first quarter of 2019. However, as the virus continued to spread throughout the United States and, as we began closing our sales centers during the second half of March, contract sales volumes declined significantly. The higher sales reserve recorded in the first quarter of 2020 reflects an estimate of future default activity to the extent our notes receivable portfolio performs similar to how it performed during the financial crisis of 2009 and 2010. We expect to continue to evaluate this estimate against actual activity as we proceed throughout the year.
While revenue reportability is typically negative in the first quarter of a particular year, revenue reportability was significantly positive in the first quarter of 2020. The first quarter of 2020 benefited from the contract sales from late in the fourth quarter of 2019 that were recognized as revenue in 2020. However, it was not impacted by an offsetting shift of revenues into the second quarter, given the low sales volumes in March 2020 resulting from the impact of the COVID-19 pandemic.

Development Margin
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Sale of vacation ownership products	$258	$293	$(35)	(12%)
Cost of vacation ownership products	(60)	(78)	18	(22%)
Marketing and sales	(170)	(172)	2	(1%)
Development margin	$28	$43	$(15)	(36%)
Development margin percentage	10.7%	14.8%	(4.1 pts)
Development margin decreased $15 million year-over-year. The change in margin reflected $52 million related to higher sales reserve activity due primarily to higher estimated defaults projected due to the impact of the COVID-19 pandemic ($42 million) and $34 million due to lower sales volumes and less efficient marketing and sales spending due to the inability to leverage fixed costs also resulting from the COVID-19 pandemic. These declines were partially offset by $46 million due to favorable revenue reportability compared to the first quarter of 2019 and $25 million from lower product costs, primarily from the lower revenue resulting from the sales reserve adjustment ($15 million) as well as from a favorable mix of products being sold and the timing of reacquired inventory costs compared to the first quarter of 2019.
The decrease in the development margin percentage reflected a 15 percentage point decline due to higher sales reserve activity (revenue impact net of related product costs) and a 9 percentage point decline due to less efficient marketing and sales spending due to the inability to leverage fixed costs with the lower sales volumes resulting from the COVID-19 pandemic. These declines were partially offset by 14 percentage points due to favorable revenue reportability compared to the first quarter of 2019 and 6 percentage points from lower product costs.
Resort Management and Other Services Revenues, Expenses and Margin
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Management fee revenues	$38	$36	$2	5%
Ancillary revenues	46	57	(11)	(18%)
Other management and exchange revenues	28	32	(4)	(14%)
Resort management and other services revenues	112	125	(13)	(11%)
Resort management and other services expenses	(56)	(63)	7	12%
Resort management and other services margin	$56	$62	$(6)	(9%)
Resort management and other services margin percentage	50.5%	49.6%	0.9 pts
Resort management and other services revenues reflected lower ancillary revenues, including revenues from food and beverage and golf offerings, and lower other revenues earned in conjunction with our exchange programs, all as a result of the impact of the COVID-19 pandemic in the quarter. These declines were partially offset by higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system.
The decrease in the resort management and other services margin reflected the decrease in revenues partially offset by lower ancillary expenses as a result of the lower ancillary revenues mentioned above.

Rental Revenues, Expenses and Margin
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Rental revenues	$122	$129	$(7)	(6%)
Rental expenses	(107)	(85)	(22)	(25%)
Rental margin	$15	$44	$(29)	(66%)
Rental margin percentage	12.4%	34.1%	(21.7 pts)

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Transient keys rented(1)	533,583	611,754	(78,171)	(13%)
Average transient key rate	$244.20	$244.78	$(0.58)	—%
Resort occupancy	79.7%	88.6%	(8.9 pts)
_________________________

(1)	Transient keys rented exclude those occupied through the use of plus points and preview stays.
The decline in rental margin resulted from a decline in keys rented and a decline in average transient rate resulting from the COVID-19 pandemic. Rental margin as of the end of February 2020 was nearly $4 million higher than the comparable period of 2019.
Financing Revenues, Expenses and Margin
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Interest income	$69	$65	$4	6%
Other financing revenues	2	2	—	8%
Financing revenues	71	67	4	6%
Financing expenses	(22)	(8)	(14)	(182%)
Consumer financing interest expense	(15)	(14)	(1)	(10%)
Financing margin	$34	$45	$(11)	(25%)
Financing propensity	56.9%	62.1%
Financing margin increased due to higher financing revenues resulting from a $273 million increase in the average gross vacation ownership notes receivable balance, offset by slightly higher financing expenses (including $10 million related to the higher reserve on the acquired vacation ownership notes receivable related to the COVID-19 pandemic as well as timing of technology related spending) and slightly higher consumer financing interest expense resulting from higher overall securitized debt balances.
Litigation Charges
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Litigation charges	$2	$1	$1	47%

Royalty Fee
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Royalty fee	$26	$26	$—	1%
Royalty fee expense remained flat in the first quarter of 2020 as the amount of closings, in dollars, was similar to the prior year quarter.
Depreciation and Amortization
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Depreciation and amortization	$18	$17	$1	10%
Impairment
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Impairment	$4	$26	$(22)	(86%)
During the first quarter of 2020, we recorded a non-cash impairment of $4 million related to our Asia Pacific inventory product resulting from the impact of the COVID-19 pandemic.
During the first quarter of 2019, we recorded a non-cash impairment of $26 million as a result of entering into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida, which was for $10 million, and was less than the carrying value of the land and land improvements. The impairment was primarily attributable to the fact that the book value of the assets to be sold exceeded the sales price because the book value included allocations of common costs incurred when we built the infrastructure for the resort, including future phases.
Cost Reimbursements
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Cost reimbursements	$345	$291	$54	18%
Other
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Other	$(3)	$—	$(3)	NM
In the first quarter of 2020, we incurred $3 million of other expenses associated with our capital efficient inventory arrangements.

Gains / Losses and Other Income / Expense
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Gains and other income, net	$1	$9	$(8)	(89%)
In the first quarter of 2019, we recorded $9 million of gains and other income related to net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from prior year hurricanes.
Noncontrolling Interest
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Net loss attributable to noncontrolling interests	$—	$1	$(1)	(100%)
Exchange & Third-Party Management

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
REVENUES
Management and exchange	$72	$82
Rental	13	17
Financing	1	1
Cost reimbursements	21	24
TOTAL REVENUES	107	124
EXPENSES
Marketing and sales	13	14
Management and exchange	27	26
Rental	5	8
Financing	1	—
Depreciation and amortization	5	12
Impairment	91	—
Cost reimbursements	21	24
TOTAL EXPENSES	163	84
Gains and other income, net	1	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(55)	$40
Management and Exchange Margin
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Management and exchange revenue	$72	$82	$(10)	(13%)
Management and exchange expense	(27)	(26)	(1)	(4%)
Management and exchange margin	$45	$56	$(11)	(21%)
Management and exchange margin percentage	62.6%	68.7%	(6.1 pts)
The decline in management and exchange margin reflects lower exchange activity and lower average exchange transaction fees primarily driven by the impact of the COVID-19 pandemic.

Rental Revenues, Expenses and Margin
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Rental revenues	$13	$17	$(4)	(26%)
Rental expenses	(5)	(8)	3	49%
Rental margin	$8	$9	$(1)	(4%)
Rental margin percentage	65.8%	50.6%	15.2 pts
The decline in rental revenue reflects lower Getaway program transactions and lower average Getaway program transaction fees driven by supply challenges in certain markets and fewer bookings into purchased inventory as well as the impact of the COVID-19 pandemic.
The decline in rental margin reflects the declines in rental revenue offset by a reduction in space procurement costs resulting from the fewer bookings into purchased inventory and adjustments for cancellations and from resorts unavailable due to the COVID-19 pandemic.
Impairment
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Impairment	$91	$—	$91	NM
During the first quarter of 2020, we recorded a non-cash impairment charge of $91 million related to Goodwill and certain trademarks resulting from the impact of the COVID-19 pandemic. See Footnote 10 “Goodwill and Intangibles” to our Financial Statements for additional information.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, ILG acquisition-related costs and provision for income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
REVENUES
Resort management and other services	$43	$32
Rental	—	1
Cost reimbursements	(48)	(28)
TOTAL REVENUES	(5)	5
EXPENSES
Resort management and other services	55	44
Rental	(14)	(13)
General and administrative	70	67
Depreciation and amortization	9	8
Cost reimbursements	(48)	(28)
TOTAL EXPENSES	72	78
Losses and other expense, net	(58)	(1)
Interest expense	(33)	(34)
ILG acquisition-related costs	(21)	(26)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(189)	(134)
Benefit (provision) for income taxes	58	(15)
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	(131)	(149)
Net income attributable to noncontrolling interests	(1)	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(132)	$(150)

Consolidated Property Owners’ Associations
The following table illustrates the impact of the Consolidated Property Owners’ Associations of the acquired Legacy-ILG vacation ownership properties under the voting interest model, which represents the portion related to individual or third-party VOI owners.

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
REVENUES
Resort management and other services	$43	$32
Rental	—	1
Cost reimbursements	(48)	(28)
TOTAL REVENUES	(5)	5
EXPENSES
Resort management and other services	55	44
Rental	(14)	(13)
Cost reimbursements	(48)	(28)
TOTAL EXPENSES	(7)	3
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	2	2
Net income attributable to noncontrolling interests	(1)	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1	$1
General and Administrative
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
General and administrative	$70	$67	$3	5%
General and administrative expenses increased $3 million due to an accrual for health and welfare costs for furloughed employees ($11 million) and higher VAT charges ($6 million which is expected to be indemnified by Marriott International), offset partially by synergy and other cost savings.
Depreciation and Amortization
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Depreciation and amortization	$9	$8	$1	15%
Gains / Losses and Other Income / Expense
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Losses and other expense, net	$(58)	$(1)	$(57)	NM
In the first quarter of 2020, we recorded $31 million related to foreign currency translation and $33 million related to a true-up to an indemnification receivable from Marriott International, Inc. related to settlement with a taxing authority (true-up to the offsetting accrual is included in the Benefit (provision) for income taxes line), offset partially by a $6 million payment related to an indemnification from Marriott International, Inc. for VAT penalties and interest.

Interest Expense
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Interest expense	$(33)	$(34)	$1	3%
ILG Acquisition-Related Costs
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
ILG acquisition-related costs	$(21)	$(26)	$5	14%
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
Income Tax
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Benefit (provision) for income taxes	$58	$(15)	$73	NM
The increase in the benefit for income taxes is predominately attributable to a pre-tax loss, a reduction in uncertain tax benefits predominately related to a settlement with a taxing authority (for which an offset of $32 million relating to an indemnification asset from Marriott International, Inc. is recorded in (Losses) gains and other (expense) income, net), and a change in our projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.
Noncontrolling Interest
2020 First Quarter

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change	% Change
Net income attributable to noncontrolling interests	$(1)	$(1)	$—	—%
Recent Accounting Pronouncements
See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand ($651 million at the end of the first quarter of 2020), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility.
As a precautionary measure to ensure adequate liquidity for a sustained period, we borrowed the remaining $386 million under our Revolving Corporate Credit Facility in March 2020 to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic. Further, we significantly reduced cash spending by:
◦Reducing executive leadership team salaries by 50%;
◦Furloughing approximately 65% of our associates and reducing work weeks by roughly 25%, on average, for our remaining associates;
◦Deferring merit increases and 401(k) match contributions;
◦Deferring inventory and other investments by up to $240 million and substantially reducing other operating costs; and
◦Temporarily suspending share repurchases and dividends.
We anticipate that, even if sales center closures and limited transient rentals were to persist, our cash position will provide us with adequate liquidity to fund our operations and debt service payments through 2021. We have no corporate debt maturities until September 2022 and are currently in compliance with all debt covenants.
At March 31, 2020, we had $4.7 billion of total gross debt outstanding, which included $1.9 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $1.1 billion of senior unsecured notes, $1.5 billion on our Corporate Credit Facility, $230 million of Convertible Notes and $9 million related to financed lease obligations.
At the end of the first quarter of 2020, we had $762 million of real estate inventory on hand, comprised of $741 million of finished goods and $21 million of work in progress. In addition, we had $147 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and held for sale as vacation ownership products.
Subsequent to the first quarter of 2020, we issued $500 million aggregate principal amount of senior secured notes and we amended our warehouse credit facility to increase the borrowing capacity by approximately $181 million, bringing the total capacity to approximately $531 million. We also entered into a waiver (the “Waiver”) to suspend the requirement to comply with the leverage covenant in the Revolving Corporate Credit Facility for up to four quarters, commencing with the fiscal quarter ending June 30, 2020. In addition, in May 2020, we repaid $596 million, the entire amount outstanding at March 31, 2020, on the Revolving Corporate Credit Facility.
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$(122)	$28
Investing activities	(21)	27
Financing activities	468	(92)
Effect of change in exchange rates on cash, cash equivalents and restricted cash	(6)	1
Net change in cash, cash equivalents and restricted cash	$319	$(36)
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
In the first quarter of 2020, we had $122 million of cash outflows for operating activities, while we generated $28 million in the first quarter of 2019. Excluding the impact of changes in net income (loss) and adjustments for non-cash items, the change in cash flows from operations reflected higher inventory spending and timing of maintenance fee payments on unsold inventory, partially offset by higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable and lower payments on employee benefit programs.
In addition to net income (loss) and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending (In Excess of ) Less Than Cost of Sales

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Inventory spending	$(54)	$(23)
Purchase of vacation ownership units for future transfer to inventory	(61)	—
Inventory costs	49	62
Inventory spending (in excess of) less than cost of sales	$(66)	$39
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
We selectively pursue growth opportunities in our Vacation Ownership segment by targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient deal structures may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale.
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item).
Our spending for real estate inventory in the first quarter of 2020 was higher than the amount of real estate inventory costs given the timing of payments to satisfy our remaining commitments to purchase vacation ownership units. We entered into these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding our remaining commitments. Given the impact of the COVID-19 pandemic, we expect to significantly reduce our planned inventory spending for the remainder of 2020.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory in desirable locations, we expect to be able to stabilize the future cost of vacation ownership products. However, given the impact of the COVID-19 pandemic, we have temporarily discontinued the majority of this repurchase activity.

Vacation Ownership Notes Receivable Collections Less Than Originations

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Vacation ownership notes receivable collections — non-securitized	$88	$45
Vacation ownership notes receivable collections — securitized	86	109
Vacation ownership notes receivable originations	(174)	(194)
Vacation ownership notes receivable collections less than originations	$—	$(40)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the first quarter of 2020, as compared to the first quarter of 2019, due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the first quarter of 2020 decreased due to lower sales in the latter half of March 2020 due to the COVID-19 pandemic combined with a lower financing propensity. Financing propensity also declined to 57 percent for the first quarter of 2020 compared to 62 percent for the first quarter of 2019.
Cash from Investing Activities

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Capital expenditures for property and equipment (excluding inventory)	$(17)	$(10)
Proceeds from collection of notes receivable	—	38
Purchase of company owned life insurance	(4)	(1)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	$(21)	$27
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
In the first quarter of 2020, capital expenditures for property and equipment of $17 million included $14 million to support business operations (including $9 million for ancillary and other operations assets and $5 million for sales locations) and $3 million for technology spending. Given the impact of the COVID-19 pandemic, we expect to significantly reduce our planned spending for property and equipment for the remainder of 2020.
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
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. During the first quarter of 2020, we paid $4 million to acquire these policies as compared to $1 million during the first quarter of 2019.

Cash from Financing Activities

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Borrowings from securitization transactions	$202	$124
Repayment of debt related to securitization transactions	(148)	(133)
Proceeds from debt	666	125
Repayments of debt	(102)	(52)
Finance lease payment	(9)	—
Repurchase of common stock	(82)	(106)
Payment of dividends	(45)	(41)
Payment of withholding taxes on vesting of restricted stock units	(14)	(9)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	$468	$(92)
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
As of March 31, 2020, $98 million of gross vacation ownership notes receivable were eligible for securitization.
During the first quarter of 2020, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $240 million. The average advance rate was 84 percent, which resulted in gross proceeds of $202 million. Net proceeds were $201 million due to the funding of reserve accounts of $1 million.
During the first quarter of 2019, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $146 million. The advance rate was 85 percent, which resulted in gross proceeds of $124 million. Net proceeds were $123 million due to the funding of reserve accounts of $1 million.
Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
During the first quarter of 2020, we borrowed $666 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs and to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic. We repaid $100 million during the quarter and had $596 million outstanding as of March 31, 2020, which we repaid in full subsequent to the first quarter of 2020.
During the first quarter of 2019, we borrowed $125 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, $50 million of which was repaid during the quarter, leaving $75 million outstanding as of March 31, 2019. During the first quarter of 2019, we also repaid $2 million of the amount outstanding under the Term Loan, which is part of our Corporate Credit Facility.
See Footnote 13 “Debt” to our Financial Statements for additional information regarding our Corporate Credit Facility that includes our Revolving Corporate Credit Facility and the Term Loan.
Finance Lease Payment
During the first quarter of 2020, in conjunction with the acquisition of the 57 completed vacation ownership units at our Marriott Vacation Club Pulse, New York City property, we made finance lease payments of $7 million related to the purchase of the accompanying ancillary and office space.

Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2019	16,418,950	$1,258	$76.60
For the first quarter of 2020	769,935	82	106.60
As of March 31, 2020	17,188,885	$1,340	$77.95
See Footnote 14 “Shareholders' Equity” to our Financial Statements for further information related to our share repurchase program. Due to the impact of the COVID-19 pandemic, we temporarily suspended repurchasing shares of our common stock. Future share repurchases will be subject to the restrictions associated with the Waiver to the Corporate Credit Facility.
Dividends
We distributed cash dividends to holders of common stock during the first quarter of 2020 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 9, 2019	December 23, 2019	January 6, 2020	$0.54
February 14, 2020	February 27, 2020	March 12, 2020	$0.54
Given the impact of the COVID-19 pandemic, we temporarily suspended cash dividends. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends. Future dividend payments will also be subject to the restrictions associated with the Waiver to the Corporate Credit Facility and will be subject to Board of Directors’ approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.

Supplemental Guarantor Information
The 2026 Notes are guaranteed by MVWC, Marriott Ownership Resorts, Inc. (“MORI”), and certain other subsidiaries whose voting securities are wholly owned directly or indirectly by MORI (such subsidiaries collectively, the “Senior Notes Guarantors”). These guarantees are full and unconditional and joint and several. The guarantees of the Senior Notes Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions.
The following tables present consolidating financial information as of March 31, 2020 and for the three months ended March 31, 2020 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of March 31, 2020
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$41	$330	$174	$106	$—	$651
Restricted cash	—	21	39	309	—	369
Accounts receivable, net	69	61	91	56	(10)	267
Vacation ownership notes receivable, net	—	95	161	1,903	—	2,159
Inventory	—	313	368	95	—	776
Property and equipment	—	245	346	242	—	833
Goodwill	—	—	2,817	—	—	2,817
Intangibles, net	—	—	934	55	—	989
Investments in subsidiaries	2,871	4,606	—	—	(7,477)	—
Other	36	100	301	157	(23)	571
Total assets	$3,017	$5,771	$5,231	$2,923	$(7,510)	$9,432

Accounts payable	$49	$45	$67	$—	$8	$169
Advance deposits	—	75	64	22	—	161
Accrued liabilities	—	84	164	115	(19)	344
Deferred revenue	—	4	198	334	—	536
Payroll and benefits liability	—	82	65	17	—	164
Deferred compensation liability	—	89	13	1	—	103
Securitized debt, net	—	—	—	1,926	—	1,926
Debt, net	209	2,567	1	1	—	2,778
Other	—	45	121	23	—	189
Deferred taxes	—	120	151	19	—	290
MVW shareholders' equity	2,759	2,660	4,387	452	(7,499)	2,759
Noncontrolling interests	—	—	—	13	—	13
Total liabilities and equity	$3,017	$5,771	$5,231	$2,923	$(7,510)	$9,432

Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2020
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$130	$638	$248	$(6)	$1,010
Expenses	(14)	(238)	(701)	(226)	6	(1,173)
Benefit (provision) for income taxes	2	17	35	4	—	58
Equity in net (loss) income of subsidiaries	(94)	7	—	—	87	—
Net (loss) income	(106)	(84)	(28)	26	87	(105)
Net income attributable to noncontrolling interests	—	—	(1)	—	—	(1)
Net (loss) income attributable to common shareholders	$(106)	$(84)	$(29)	$26	$87	$(106)

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of March 31, 2020:

		Payments Due by Period
($ in millions)	Total	Remainder of 2020	Years 2021 - 2022	Years 2023 - 2024	Thereafter
Contractual Obligations
Debt(1)	$5,717	$265	$975	$1,446	$3,031
Purchase obligations(2)	409	49	320	40	—
Operating lease obligations	226	22	48	37	119
Finance lease obligations(3)	9	3	5	—	1
Other long-term obligations(4)	37	14	17	3	3
Total contractual obligations	$6,398	$353	$1,365	$1,526	$3,154
_________________________

(1)	Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.

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
Critical Accounting Policies and Estimates
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our most recent Annual Report on Form 10-K. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them, except those resulting from Accounting for acquired vacation ownership notes receivable, which is discussed in Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” and Footnote 6 “Vacation Ownership Notes Receivable” to our interim consolidated financial statements presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than changes in control over financial reporting to integrate the business we acquired in the ILG Acquisition, which included the acquisition of our Exchange & Third-Party Management segment. In the fourth quarter of 2019, we migrated a portion of the Exchange & Third-Party Management segment to our existing general ledger system; the remainder of the Exchange & Third-Party Management segment was migrated in the first quarter of 2020. Also, during the first quarter of 2020, we implemented a new enterprise-wide human resources information system and we transitioned the U.S.-based Legacy-ILG associates to our U.S. payroll service provider.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 other than as discussed below. The risk factors below update the additional risk factors previously disclosed on our Form 8-K filed on May 6, 2020.
The COVID-19 pandemic is severely and adversely affecting our sales and our operations, and will have serious adverse effects on our business, financial condition and results of operations for an unknown period of time.
In March 2020, the World Health Organization declared the coronavirus (“COVID-19 pandemic”) outbreak a pandemic. In the wake of this declaration, our operations have been impacted by recommendations and/or mandates from national, federal, state, and local authorities to stay home and to avoid non-essential contact and gatherings of people, and to self-quarantine. As a result, since March 16, 2020, we have seen marked declines in occupancy, rentals, and contract sales because of the temporary closure of substantially all of our sales centers internationally, the temporary closure of many of our resorts, the temporary closure of our resorts for rental guests with stays at our branded North America vacation ownership resorts, and the reduction in operations and amenities at all of our resorts based on various government mandates and advisories. We have implemented furloughs and reduced work hours for our associates and have instituted “work from home” measures for many of our associates. In addition, to minimize the risk of the COVID-19 pandemic to our employees and customers and to prevent the continued spread of the virus, we are implementing social distancing and enhanced hygiene protocols at our resorts, sales centers, and corporate offices in accordance with the guidelines from national, federal, state, and local authorities. These measures, while intended to protect human life, may result in additional costs, operational inefficiencies, and fewer revenue opportunities. While it is not possible at this time to estimate the impact that any protocols adopted to combat the COVID-19 pandemic could have on our business, measures such as canceling in-person sales tours and customized presentations could result in lesser effectiveness of customer-associate interaction and diminished customer satisfaction, which could adversely impact our financial condition. We are monitoring the situation and intend to reopen our sales centers and resorts and increase operations and amenities as conditions permit; however, extended or further closures may be required nationally, regionally, or in specific locations. In addition, we cannot predict any limitations national, federal, state and local governments may impose on our operations when we are able to reopen our resorts, which may include, for example, limitations on access to swimming pools, gyms and other sports facilities, mask protection, as well as other protections that may limit the use of amenities at our resorts to enforce social distancing measures. This situation is unprecedented and rapidly changing and has unknown duration and severity.
The COVID-19 pandemic has had a material adverse impact, and is expected to continue to have a material adverse impact, on global economies and financial markets, which has resulted in an economic downturn that has reduced demand for our products. The success of our business and our profitability depend, in substantial part, upon the health of the travel industry, which has been adversely affected by the COVID-19 pandemic. A substantial amount of our sales activity occurs at our resorts, and the number of prospective and current owners who visit our resorts has an impact on sales volume. Fear of exposure to the COVID-19 pandemic has caused travelers to cancel travel plans to our resorts. These changes in vacation and travel patterns due to the COVID-19 pandemic have begun to adversely affect our cash flows, revenues and profits. Moreover, even once travel advisories and restrictions are lifted, travel demand may remain weak for a significant length of time, and we cannot predict if or when demand for our resorts will return to pre-COVID-19 pandemic levels. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of the COVID-19 pandemic are expected to negatively affect travel demand for a prolonged period of time.
The COVID-19 pandemic has led to an increase in payment delinquencies for our vacation ownership notes receivable. The number of delinquencies may increase over time if the duration of the pandemic or its effect on economic conditions continues for a long period and could lead to defaults on financing that we provide to purchasers of our products. Purchaser defaults may cause us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests and could impact our ability to secure ABS or warehouse credit facility financing on terms that are acceptable to us, or at all. In addition, the transactions in which we have securitized vacation ownership notes receivable contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in loss or disruption of cash flow until portfolio performance sufficiently improves to satisfy the requirements.
The duration and extent of the impact of the COVID-19 pandemic on our business and financial results will largely depend on future developments, including the duration and spread of the pandemic, the extent and severity of any resurgences of the pandemic in the future, the response by all levels of government in their efforts to contain the pandemic and to mitigate the economic disruptions, the related impact on consumer confidence and spending, and how quickly economies and demand for our products recover after the pandemic subsides, all of which are highly uncertain, rapidly changing and cannot be predicted. Such impacts are expected to adversely affect our profitability, cash flows, financial results, and capital resources for a significant period of time.
The COVID-19 pandemic and the volatile regional and global economic conditions stemming from the pandemic could also precipitate or aggravate the other risk factors that we identify in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially adversely affect our business, financial condition, results of operations (including revenue, profitability and cash flow) and/or stock price. Further, the COVID-19 pandemic may also adversely affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
The economic disruption caused by the COVID-19 pandemic is adversely affecting our ability to generate cash to support our continuing operations, implement our growth plans, pay quarterly dividends, resume our stock repurchase program, and make interest and other payments with respect to our indebtedness and other obligations.
We depend upon our operations to generate strong cash flows to support our operating activities, supply capital to finance our operations and growth, make capital expenditures and acquisitions, manage our debt levels, and return value to our shareholders through dividends and stock repurchases. The economic disruption caused by the COVID-19 pandemic is adversely affecting our ability to generate sufficient cash flows from operations to support these activities and could adversely affect our ability to make interest and other payments with respect to our indebtedness and other obligations.
We have taken steps to reduce operating costs and improve efficiency, including furloughing most of our associates and significantly reducing work weeks for most of the remaining associates. Such steps, and further changes we may make in the future to reduce costs, may negatively impact owner and guest satisfaction and our ability to attract and retain associates. For example, if furloughed personnel do not return to work with us when the COVID-19 pandemic subsides, including because they found new jobs during the furlough, we may experience operational challenges that impact owner satisfaction and demand for our products, which could limit our ability to grow and expand our business and could reduce our profits.
We have also taken steps to reduce or defer planned inventory and corporate capital expenditures, which may negatively impact owner satisfaction and may make our products less attractive to prospective purchasers.
We have temporarily suspended our stock repurchase program and the declaration and payment of quarterly cash dividends for the foreseeable future. The failure to repurchase stock and failure to pay dividends may negatively impact our reputation and investor confidence in us, which may negatively affect our stock price.
In addition, we may not be able to generate sufficient cash from operations to service our indebtedness and other obligations. If we cannot make scheduled payments under any of the agreements governing our debt, we would be in default under such agreements, and the lenders under our Corporate Credit Facility could terminate their commitments to loan money. In the case of secured debt, such lenders and other creditors could foreclose on the assets securing such debt and apply the amounts realized from such foreclosures to repay amounts owed to them. Any of these actions would likely trigger cross-default or cross-acceleration provisions in our other debt instruments, which would allow the creditors under such instruments to exercise similar rights. If any of these actions were taken, we could be forced into restructuring, bankruptcy or liquidation.
Our Corporate Credit Facility and our indentures contain various restrictive covenants. The failure to comply with such covenants could have an adverse effect on us. We may not be able to raise additional financing.
The credit agreement that governs the Corporate Credit Facility and the indentures that govern our senior notes impose significant operating and financial restrictions on us, which, among other things, limit our ability and the ability of certain of our subsidiaries to incur debt, pay dividends and make other restricted payments, make loans and investments, incur liens, sell assets, enter into affiliate transactions, enter into agreements restricting subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of their assets. All of these covenants and restrictions limit how we conduct our business. In addition, we are required to maintain a specified leverage ratio under the terms of the Corporate Credit Facility.
Any failure to comply with the restrictions contained in the Corporate Credit Facility or the indentures governing our senior notes, including any failure to comply with financial maintenance covenants in the Corporate Credit Facility due to the negative effects of the COVID-19 pandemic on our revenue and results of operations or any failure to comply with the reporting covenants in the Corporate Credit Facility or the indentures governing our senior notes, may result in an event of default under our Corporate Credit Facility or the indentures governing our senior notes. If an event of default occurs and is not cured or waived, our obligations under the Corporate Credit Facility or the indentures could be accelerated. We may not have sufficient cash to repay any such debt.
We may be required to raise additional capital to refinance our obligations under the Corporate Credit Facility or the indentures or support our operations. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings, and the outlook for our industry as a whole. The terms of future debt agreements could include more restrictive covenants or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt or equity financings will be available in the future on terms favorable to us or at all.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2020 – January 31, 2020	207,332	$125.84	207,332	2,487,571
February 1, 2020 – February 29, 2020	213,144	$117.49	213,144	2,274,427
March 1, 2020 – March 31, 2020	349,459	$88.54	349,459	1,924,968
Total	769,935	$106.60	769,935	1,924,968
_________________________

(1)
On July 30, 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. As of March 31, 2020, our Board of Directors had authorized the repurchase of an aggregate of up to 19.4 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Indenture, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	8/23/2018
4.5	First Supplemental Indenture, dated September 1, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.7	9/5/2018
4.6	Second Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.6	3/2/2020
4.7	Third Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.7	3/2/2020
4.8	Form of 6.500% Senior Note due 2026 (included as Exhibit A to Exhibit 4.4 above)		8-K	4.1	8/23/2018
4.9	Registration Rights Agreement, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	4.3	8/23/2018
4.10	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.11	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.12	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.13	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellow Trust Company, N.A., as trustee		10-K	4.13	3/2/2020

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.14	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	10/1/2019
4.15	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.16	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.17	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.16)		8-K	4.2	5/15/2020
4.18	Waiver to Credit Agreement, dated as of May 14, 2020, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the Revolving Credit Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.3	5/15/2020
4.19	Description of Registered Securities		10-K	4.16	3/2/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

May 22, 2020	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial and Administrative Officer