Form 10-Q
period 2020-06-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2020-08-05
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 30, 2020 was 41,058,139.

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
The COVID-19 pandemic (as defined and discussed further in Footnote 1 “Basis of Presentation”) has caused significant disruptions in international and U.S. economies and markets. We discuss the COVID-19 pandemic and its potential future implications in this report; however, the COVID-19 pandemic is evolving and its potential impact on our business in the future remains uncertain.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES
Sale of vacation ownership products	$53	$341	$311	$634
Management and exchange	145	231	372	470
Rental	18	150	153	297
Financing	70	69	142	137
Cost reimbursements	194	252	512	539
TOTAL REVENUES	480	1,043	1,490	2,077
EXPENSES
Cost of vacation ownership products	23	91	83	169
Marketing and sales	57	189	240	375
Management and exchange	77	123	215	256
Rental	73	97	171	177
Financing	23	21	61	43
General and administrative	19	64	89	131
Depreciation and amortization	31	36	63	73
Litigation charges	—	1	2	2
Royalty fee	23	26	49	52
Impairment	1	—	96	26
Cost reimbursements	194	252	512	539
TOTAL EXPENSES	521	900	1,581	1,843
Gains (losses) and other income (expense), net	14	2	(42)	10
Interest expense	(42)	(35)	(75)	(69)
ILG acquisition-related costs	(12)	(36)	(33)	(62)
Other	—	—	(3)	—
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(81)	74	(244)	113
Benefit (provision) for income taxes	19	(25)	77	(40)
NET (LOSS) INCOME	(62)	49	(167)	73
Net income attributable to noncontrolling interests	(8)	—	(9)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(70)	$49	$(176)	$73

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(1.68)	$1.11	$(4.25)	$1.62
Diluted	$(1.68)	$1.10	$(4.25)	$1.61

CASH DIVIDENDS DECLARED PER SHARE	$—	$0.45	$0.54	$0.90
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
NET (LOSS) INCOME	$(62)	$49	$(167)	$73

Foreign currency translation adjustments	3	(2)	(14)	(1)
Derivative instrument adjustment, net of tax	(1)	(13)	(25)	(16)
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	2	(15)	(39)	(17)

Net income attributable to noncontrolling interests	(8)	—	(9)	—
Other comprehensive income attributable to noncontrolling interests	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(8)	—	(9)	—

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(68)	$34	$(215)	$56
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$566	$287
Restricted cash (including $73 and $64 from VIEs, respectively)	341	414
Accounts receivable, net (including $14 and $13 from VIEs, respectively)	287	323
Vacation ownership notes receivable, net (including $1,797 and $1,750 from VIEs, respectively)	2,014	2,233
Inventory	771	859
Property and equipment, net	835	718
Goodwill	2,817	2,892
Intangibles, net	977	1,027
Other (including $42 and $39 from VIEs, respectively)	509	461
TOTAL ASSETS	$9,117	$9,214

LIABILITIES AND EQUITY
Accounts payable	$151	$286
Advance deposits	153	187
Accrued liabilities (including $2 and $2 from VIEs, respectively)	317	397
Deferred revenue	470	433
Payroll and benefits liability	153	186
Deferred compensation liability	112	110
Securitized debt, net (including $1,886 and $1,871 from VIEs, respectively)	1,887	1,871
Debt, net	2,680	2,216
Other	185	197
Deferred taxes	289	300
TOTAL LIABILITIES	6,397	6,183
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,249,855 and 75,020,272 shares issued, respectively	1	1
Treasury stock — at cost; 34,192,119 and 33,438,176 shares, respectively	(1,334)	(1,253)
Additional paid-in capital	3,736	3,738
Accumulated other comprehensive loss	(75)	(36)
Retained earnings	371	569
TOTAL MVW SHAREHOLDERS' EQUITY	2,699	3,019
Noncontrolling interests	21	12
TOTAL EQUITY	2,720	3,031
TOTAL LIABILITIES AND EQUITY	$9,117	$9,214
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
OPERATING ACTIVITIES
Net (loss) income	$(167)	$73
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	63	73
Amortization of debt discount and issuance costs	10	9
Vacation ownership notes receivable reserve	81	51
Share-based compensation	12	17
Impairment charges	96	26
Deferred income taxes	(13)	20
Net change in assets and liabilities, net of the effects of acquisition:
Accounts receivable	28	(18)
Vacation ownership notes receivable originations	(197)	(423)
Vacation ownership notes receivable collections	334	309
Inventory	(5)	76
Purchase of vacation ownership units for future transfer to inventory	(61)	—
Other assets	(5)	(32)
Accounts payable, advance deposits and accrued liabilities	(239)	(129)
Deferred revenue	39	37
Payroll and benefit liabilities	(32)	(39)
Deferred compensation liability	3	9
Other liabilities	(11)	—
Other, net	(9)	(3)
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	(73)	56
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(34)	(19)
Proceeds from collection of notes receivable	—	38
Purchase of company owned life insurance	(4)	(4)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(38)	15

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
FINANCING ACTIVITIES
Borrowings from securitization transactions	315	574
Repayment of debt related to securitization transactions	(302)	(496)
Proceeds from debt	1,166	310
Repayments of debt	(701)	(266)
Finance lease payment	(8)	—
Debt issuance costs	(9)	(6)
Repurchase of common stock	(82)	(215)
Payment of dividends	(45)	(61)
Payment of withholding taxes on vesting of restricted stock units	(14)	(10)
Other, net	—	—
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	320	(170)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(3)	1
Change in cash, cash equivalents and restricted cash	206	(98)
Cash, cash equivalents and restricted cash, beginning of period	701	614
Cash, cash equivalents and restricted cash, end of period	$907	$516

SUPPLEMENTAL DISCLOSURES
Non-cash transfer from property and equipment to inventory	$—	$64
Non-cash transfer from inventory to property and equipment	87	—
Non-cash issuance of treasury stock for employee stock purchase plan	1	1
Interest paid, net of amounts capitalized	84	81
Income taxes paid, net of refunds	12	60

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.0	BALANCE AT DECEMBER 31, 2019	$1	$(1,253)	$3,738	$(36)	$569	$3,019	$12	$3,031
—	Net (loss) income	—	—	—	—	(106)	(106)	1	(105)
—	Foreign currency translation adjustments	—	—	—	(17)	—	(17)	—	(17)
—	Derivative instrument adjustment	—	—	—	(24)	—	(24)	—	(24)
0.2	Share-based compensation plans	—	—	(9)	—	—	(9)	—	(9)
—	Repurchase of common stock	—	(82)	—	—	—	(82)	—	(82)
—	Dividends	—	—	—	—	(22)	(22)	—	(22)
75.2	BALANCE AT MARCH 31, 2020	1	(1,335)	3,729	(77)	441	2,759	13	2,772
—	Net (loss) income	—	—	—	—	(70)	(70)	8	(62)
—	Foreign currency translation adjustments	—	—	—	3	—	3	—	3
—	Derivative instrument adjustment	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	—	7	—	—	7	—	7
—	Employee stock plan issuance	—	1	—	—	—	1	—	1
75.2	BALANCE AT JUNE 30, 2020	$1	$(1,334)	$3,736	$(75)	$371	$2,699	$21	$2,720

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
The Financial Statements presented herein and discussed below include 100 percent of the assets, liabilities, revenues, expenses and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities (“VIEs”) for which Marriott Vacations Worldwide is the primary beneficiary in accordance with consolidation accounting guidance. References in these Financial Statements to net (loss) income attributable to common shareholders and MVW shareholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
These Financial Statements reflect our financial position, results of operations and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, property and equipment valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes and loss contingencies. The uncertainty created by the COVID-19 pandemic (defined below), and efforts to mitigate it, has made it more challenging to make these estimates. Accordingly, ultimate results could differ materially from our estimates.
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
COVID-19 Pandemic Update
In March 2020, the World Health Organization declared the coronavirus (COVID-19) a global pandemic (the “COVID-19 pandemic”). National, federal, state, and local governments have since implemented various travel restrictions, border closings, restrictions on public gatherings, mandatory quarantines, shelter-in-place mandates and limitations on business operations. The speed with which the effects of the COVID-19 pandemic have changed the global economic landscape, outlook and, in particular, the travel and hospitality industries, has been swift and unexpected.
The results of operations during the first half of 2020 include impacts related to the COVID-19 pandemic, which have been significantly adverse for our business, and the overall hospitality industry in general. We began to see an adverse impact on occupancy in our Vacation Ownership business in mid-March 2020, which quickly accelerated later that month and continued into May 2020. While many of our resorts remained open for owner occupancy throughout April and May, most owners chose to postpone their arrival until a later date, which resulted in low-single-digit overall resort occupancy for the second quarter of 2020. In addition, in response to quickly evolving travel restrictions and restrictions on business operations, we closed all of our sales centers, and beginning March 25, 2020, we closed our resorts for rental guests with stays at our branded North America vacation ownership resorts. Further, due to low occupancy rates and based on various governmental mandates and advisories, we closed several of our resorts, and reduced operations and amenities at our resorts that remained open.
Based on these events and the uncertainty they created, we immediately began to focus on our liquidity, including quickly and substantially enhancing our cash holdings. In late-March, we drew down the remainder of our $600 million Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”). We issued senior secured debt in May, which we used to repay amounts outstanding on our Revolving Corporate Credit Facility. As of June 30, 2020, we had $566 million in cash and cash equivalents on hand, and $597 million of availability on our Revolving Corporate Credit Facility.
In addition to accessing the capital markets, we believe we have made significant progress in bolstering our liquidity through cost reduction. These efforts include reducing capital expenditures; suspending hiring, salary increases and our 2019 401(k) match; reducing executive and other associate salaries; implementing furloughs and reduced work weeks for most of our associates; and modifying vendor and supplier payment terms where possible.
In late-May, as many government restrictions were beginning to be relaxed, owner occupancy at our resorts began to grow and we began reopening resorts to rental guests. We reopened certain sales centers in June and continued to open additional sales centers in July. However, based on the resurgence of the virus in many of the locations in which our resorts and sales centers are located, extended or further closures of our sales centers may be required.
In our Exchange & Third-Party Management business, the closures of certain affiliated resorts and managed properties had a significant adverse impact on our business in the second quarter of 2020, with a large number of resorts closed or not taking reservations at the beginning of the quarter, but by the end of June, over half of those resorts had reopened. However, based on the resurgence of the virus in many of the locations in which these resorts and managed properties are located, further closures may be required. The COVID-19 pandemic has depressed the demand for vacation rentals due to “stay-at-home” recommendations or requirements, quarantines, and the reluctance of consumers to travel.
During the second quarter of 2020, we continued the temporary adjustments implemented in the first quarter of 2020 to cancellation policies for near-term travel for customers who were unable or unwilling to travel due to the COVID-19 pandemic. We continue to monitor this unprecedented and rapidly evolving situation, and are unable to predict its duration or severity.
Reclassifications
We have reclassified certain prior year amounts to conform to our current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
New Accounting Standards
Accounting Standards Update 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)
In the first quarter of 2020, we adopted ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The current expected credit loss model provides that an initial estimate of expected credit losses over the contractual life of the financial instrument is reflected in the allowance for credit losses and any changes to that estimate are recognized as adjustments to the allowance. ASU 2016-13 did not have a material impact on our financial statements or disclosures upon adoption.
Vacation Ownership Notes Receivable
Our originated vacation ownership notes receivable are recorded net of a reserve that is calculated in accordance with ASC 606, so there was no material impact upon adoption of ASU 2016-13. Our acquired vacation ownership notes receivable have historically been accounted for using the expected cash flow method of recognizing discount accretion based on the expected cash flows of those instruments. Upon adoption of ASU 2016-13, we established a reserve for credit losses and a corresponding increase in the book value of the acquired vacation ownership notes receivable, resulting in no impact to the recorded balance. In addition, we recorded a noncredit discount of $2 million, which represents the difference between the amortized cost basis and the par value of our acquired vacation ownership notes receivable. The noncredit discount will be amortized to interest expense over the contractual life of the acquired vacation ownership notes receivable and is recorded as

Financing expenses on our Income Statements. For additional information on our vacation ownership notes receivable, including information on the related reserves, see Footnote 6 “Vacation Ownership Notes Receivable.”
Accounts Receivable
Our Accounts receivable include amounts due from customers, principally credit card receivables, and amounts due from resort developers, members and managed properties. These amounts are typically due within one year and are presented net of an allowance for credit losses. Subsequent to our adoption of ASU 2016-13, we estimate expected credit losses for our accounts receivable by considering a number of factors, including previous loss history and the condition of the general economy, as well as any other significant events that may impact the collectibility of the specific accounts receivable. Accounts receivable also includes interest receivable on vacation ownership notes receivable. Write-offs of interest receivable are recorded as a reversal of previously recorded interest income. There was no material impact to our financial statements or disclosures as a result of our adoption of ASU 2016-13 for accounts receivable, and no material change in our allowance for credit losses during the first half of 2020.
Securities and Exchange Commission (“SEC”) Final Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (“SEC Final Rule”)
In March 2020, the SEC issued the SEC Final Rule which simplifies the disclosure requirements related to registered securities under Rule 3-10 of Regulation S-X. The SEC Final Rule replaces the requirement for a parent entity to provide detailed disclosures regarding guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the SEC Final Rule, a parent entity is required to present summarized financial information of the issuers’ and guarantors’ balance sheets and statements of operations on a consolidated basis. It also requires qualitative disclosures with respect to information about guarantors and the terms and conditions of guarantees. These disclosures may be provided outside the footnotes to a company’s consolidated financial statements. We early adopted the reporting requirements of the SEC Final Rule in the first quarter of 2020 and elected to provide these disclosures within Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
New York, New York
During the first quarter of 2020, we acquired 57 completed vacation ownership units, as well as office and ancillary space, located at our Marriott Vacation Club Pulse, New York City property for $89 million, of which $22 million was a prepayment for future tranches of completed vacation ownership units and $20 million was paid in December 2019. We accounted for the transaction as an asset acquisition with the purchase price allocated to Other assets ($22 million) and Property and equipment ($67 million). See Footnote 11 “Contingencies and Commitments” for information on our remaining commitment to purchase future inventory and Footnote 16 “Variable Interest Entities” for additional information on this transaction and our activities relating to the VIE involved in this transaction.

San Francisco, California
During the first quarter of 2020, we acquired 34 completed vacation ownership units located at our Marriott Vacation Club Pulse, San Francisco property for $26 million, of which $5 million was a prepayment for future tranches of completed vacation ownership units. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($18 million), Other assets ($5 million), and Property and equipment ($3 million). See Footnote 11 “Contingencies and Commitments” for information on our remaining commitment to purchase future inventory and Footnote 16 “Variable Interest Entities” for additional information on this transaction and our activities relating to the VIE involved in this transaction.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for the time periods presented.

	Three Months Ended June 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$53	$—	$—	$53

Ancillary revenues	6	—	—	6
Management fee revenues	38	—	(5)	33
Exchange and other services revenues	29	39	38	106
Management and exchange	73	39	33	145

Rental	12	6	—	18

Cost reimbursements	198	12	(16)	194
Revenue from contracts with customers	336	57	17	410

Financing	69	1	—	70
Total Revenues	$405	$58	$17	$480

	Three Months Ended June 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$341	$—	$—	$341

Ancillary revenues	57	1	—	58
Management fee revenues	37	10	(3)	44
Exchange and other services revenues	30	65	34	129
Management and exchange	124	76	31	231

Rental	133	17	—	150

Cost reimbursements	258	22	(28)	252
Revenue from contracts with customers	856	115	3	974

Financing	68	1	—	69
Total Revenues	$924	$116	$3	$1,043

	Six Months Ended June 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$311	$—	$—	$311

Ancillary revenues	52	1	—	53
Management fee revenues	76	10	(9)	77
Exchange and other services revenues	57	100	85	242
Management and exchange	185	111	76	372

Rental	134	19	—	153

Cost reimbursements	543	33	(64)	512
Revenue from contracts with customers	1,173	163	12	1,348

Financing	140	2	—	142
Total Revenues	$1,313	$165	$12	$1,490

	Six Months Ended June 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$634	$—	$—	$634

Ancillary revenues	114	2	—	116
Management fee revenues	73	25	(7)	91
Exchange and other services revenues	62	131	70	263
Management and exchange	249	158	63	470

Rental	262	34	1	297

Cost reimbursements	549	46	(56)	539
Revenue from contracts with customers	1,694	238	8	1,940

Financing	135	2	—	137
Total Revenues	$1,829	$240	$8	$2,077
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended June 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$275	$30	$17	$322
Goods or services transferred at a point in time	61	27	—	88
Revenue from contracts with customers	$336	$57	$17	$410

	Three Months Ended June 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$455	$52	$3	$510
Goods or services transferred at a point in time	401	63	—	464
Revenue from contracts with customers	$856	$115	$3	$974

	Six Months Ended June 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$805	$84	$12	$901
Goods or services transferred at a point in time	368	79	—	447
Revenue from contracts with customers	$1,173	$163	$12	$1,348

	Six Months Ended June 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$937	$110	$8	$1,055
Goods or services transferred at a point in time	757	128	—	885
Revenue from contracts with customers	$1,694	$238	$8	$1,940
Sale of Vacation Ownership Products
Revenues were reduced during the second quarter and first half of 2020 by $9 million and $55 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods. See Footnote 6 “Vacation Ownership Notes Receivable” for information on increases to our vacation ownership notes receivable reserve attributable to the COVID-19 pandemic.
Receivables from Contracts with Customers, Contract Assets & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either June 30, 2020 or December 31, 2019.

($ in millions)	At June 30, 2020	At December 31, 2019
Receivables from Contracts with Customers
Accounts receivable	$131	$166
Vacation ownership notes receivable, net	2,014	2,233
	$2,145	$2,399
Contract Liabilities
Advance deposits	$153	$187
Deferred revenue	470	433
	$623	$620
Revenue recognized during the second quarter and first half of 2020 that was included in our contract liabilities balance at December 31, 2019 was $45 million and $162 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At June 30, 2020, approximately 80 percent of this amount is expected to be recognized as revenue over the next two years.

Accounts Receivable
Accounts receivable is comprised of amounts due from customers, primarily property owners’ associations, resort developers and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets and other miscellaneous receivables. The following table shows the composition of our accounts receivable balances:

($ in millions)	At June 30, 2020	At December 31, 2019
Receivables from contracts with customers	$131	$166
Interest receivable	15	16
Tax receivable	104	82
Indemnification asset	17	38
Other	20	21
	$287	$323

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income, less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 23.3 percent and 33.0 percent for the three months ended June 30, 2020 and June 30, 2019, respectively. The change in the effective tax rate is predominately attributable to a pre-tax loss, and a change in our projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.
Our interim effective tax rate was 31.4 percent and 35.6 percent for the six months ended June 30, 2020 and June 30, 2019, respectively. The change in the effective tax rate is predominately attributable to a pre-tax loss and a release in uncertain tax benefits for the six months ended June 30, 2020, and a change in our projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.
We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020. As of June 30, 2020, we evaluated the income tax provisions of the CARES Act and have determined there to be no effect on either the June 30, 2020 tax rate or the computation of the estimated effective tax rate for the year ended December 31, 2020. We will continue to evaluate the income tax provisions of the CARES Act and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have income tax accounting and disclosure implications.
Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the six months ended June 30, 2020.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2019	$21
Increases related to tax positions taken during the current period	1
Decreases related to settlements with taxing authorities	(14)
Decreases related to tax positions taken during a prior period	(1)
Balance at June 30, 2020	$7
The total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, was $7 million at June 30, 2020 and $21 million at December 31, 2019. The total amount of gross interest and penalties accrued was $16 million at June 30, 2020 and $41 million at December 31, 2019. The decrease in our unrecognized tax benefits, including interest and penalties, is offset by a $30 million expense to (Losses) gains and other (expense) income, net for amounts previously recorded as indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 (the “Tax Matters Agreement”) by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc.

We anticipate $4 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to the Tax Matters Agreement and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2013 through 2018. The amount of the unrecognized tax benefit may increase or decrease within the next twelve months as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	June 30, 2020			December 31, 2019
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,463	$334	$1,797	$1,378	$372	$1,750
Non-securitized
Eligible for securitization(1)	34	1	35	155	10	165
Not eligible for securitization(1)	154	28	182	261	57	318
Subtotal	188	29	217	416	67	483
	$1,651	$363	$2,014	$1,794	$439	$2,233
_________________________
(1)Refer to Footnote 7 “Financial Instruments” for a discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income associated with vacation ownership notes receivable — securitized	$64	$59	$127	$118
Interest income associated with vacation ownership notes receivable — non-securitized	3	8	9	14
Total interest income associated with vacation ownership notes receivable	$67	$67	$136	$132
COVID-19 Impact on Vacation Ownership Notes Receivable Reserves
We evaluated our vacation ownership notes receivable reserves in light of the COVID-19 pandemic, using the performance of our vacation ownership notes receivable in response to the 2008/2009 financial crisis as a reference point. Using this information, we increased our estimated default rates by approximately 50 percent for a 15-month period to align with the period over which we experienced increased defaults during the previous recessionary period. As a result, we increased our vacation ownership notes receivable reserves by $52 million in the first quarter of 2020. This was reflected as a $42 million reduction to Sale of vacation ownership products, a $10 million increase in Financing expenses, and a $15 million reduction in Cost of vacation ownership products on our Income Statement for the first half of 2020.
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

The following table summarizes the activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2019, as reported	$—	$—	$—
Impact of adoption of ASU 2016-13	29	26	55
Opening Balance at January 1, 2020	29	26	55
Securitizations	(1)	1	—
Write-offs	(16)	—	(16)
Recoveries	8	—	8
Increase in vacation ownership notes receivable reserve(1)	8	6	14
Balance at June 30, 2020	$28	$33	$61
_________________________
(1)Increase in vacation ownership notes receivable reserve includes $10 million ($2 million non-securitized and $8 million securitized) attributable to the increased reserve as a result of the COVID-19 pandemic.
The following table shows future contractual principal payments, as well as interest rates, for our non-securitized and securitized acquired vacation ownership notes receivable at June 30, 2020.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2020, remaining	$2	$22	$24
2021	3	44	47
2022	3	44	47
2023	3	44	47
2024	4	41	45
Thereafter	14	139	153
Balance at June 30, 2020	$29	$334	$363
Weighted average stated interest rate	13.4%	13.5%	13.4%
Range of stated interest rates	3.0% to 17.9%	6.0% to 15.9%	3.0% to 17.9%
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG subsequent to the Acquisition Date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, as well as interest rates, for our originated non-securitized and securitized originated vacation ownership notes receivable at June 30, 2020.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2020, remaining	$17	$69	$86
2021	26	141	167
2022	22	145	167
2023	18	148	166
2024	16	150	166
Thereafter	89	810	899
Balance at June 30, 2020	$188	$1,463	$1,651
Weighted average stated interest rate	12.1%	12.7%	12.6%
Range of stated interest rates	0.0% to 18.0%	0.0% to 17.5%	0.0% to 18.0%
For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable.

The following table summarizes the activity related to our originated vacation ownership notes receivable reserve.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2019	$90	$114	$204
Increase in vacation ownership notes receivable reserve(1)	41	40	81
Securitizations	(33)	33	—
Write-offs	(25)	—	(25)
Defaulted vacation ownership notes receivable repurchase activity(2)	37	(37)	—
Balance at June 30, 2020	$110	$150	$260
_________________________
(1)Increase in vacation ownership notes receivable reserve includes $42 million ($16 million non-securitized and $26 million securitized) attributable to the increased reserve as a result of the COVID-19 pandemic.
(2)Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve were attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.
Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 8.22 percent as of June 30, 2020 (includes 1.51 percent attributed to the additional expected defaults as a result of the COVID-19 pandemic), and 7.04 percent as of December 31, 2019. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $7 million as of June 30, 2020, and $8 million as of December 31, 2019.
The following table shows our recorded investment in non-accrual Legacy-MVW vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2020	$62	$19	$81
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2019	$43	$11	$54
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of June 30, 2020.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$7	$34	$41
91 – 150 days past due	6	19	25
Greater than 150 days past due	56	—	56
Total past due	69	53	122
Current	137	1,222	1,359
Total vacation ownership notes receivable	$206	$1,275	$1,481

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of December 31, 2019.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$7	$33	$40
91 – 150 days past due	4	11	15
Greater than 150 days past due	39	—	39
Total past due	50	44	94
Current	222	1,254	1,476
Total vacation ownership notes receivable	$272	$1,298	$1,570
The following table details the origination year of our Legacy-MVW vacation ownership notes receivable as of June 30, 2020.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Year of Origination
2020	$53	$79	$132
2019	63	456	519
2018	37	317	354
2017	16	186	202
2016	9	87	96
2015 and Prior	28	150	178
	$206	$1,275	$1,481
Legacy-ILG Vacation Ownership Notes Receivable
At June 30, 2020 and December 31, 2019, the weighted average FICO score within our consolidated Legacy-ILG vacation ownership notes receivable pools was 709 and 712, respectively, based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG consolidated outstanding pool of vacation ownership notes receivable was 17.07 percent as of June 30, 2020 (includes 2.89 percent attributed to additional expected defaults as a result of the COVID-19 pandemic) and 12.65 percent as of December 31, 2019. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG originated vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $3 million as of June 30, 2020, and $2 million as of December 31, 2019.
The following table shows our recorded investment in non-accrual Legacy-ILG vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Legacy-ILG Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2020	$68	$17	$85
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2019	$40	$9	$49

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG vacation ownership notes receivable as of June 30, 2020.

	Legacy-ILG Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$8	$25	$33
91 – 120 days past due	4	9	13
Greater than 120 days past due	64	8	72
Total past due	76	42	118
Current	73	663	736
Total vacation ownership notes receivable	$149	$705	$854
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG vacation ownership notes receivable as of December 31, 2019.

	Legacy-ILG Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$11	$18	$29
91 – 120 days past due	3	6	9
Greater than 120 days past due	37	3	40
Total past due	51	27	78
Current	250	539	789
Total vacation ownership notes receivable	$301	$566	$867
The following tables show the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score, before reserves. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable as of June 30, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$98	$55	$4	$13	$170
Sheraton	92	82	15	35	224
Hyatt	14	10	1	—	25
Other	3	1	—	2	6
	$207	$148	$20	$50	$425

	Acquired Vacation Ownership Notes Receivable as of December 31, 2019
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$103	$57	$4	$13	$177
Sheraton	95	83	15	37	230
Hyatt	15	10	1	—	26
Other	3	1	—	2	6
	$216	$151	$20	$52	$439

The following table details the origination year of our Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of June 30, 2020. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable - Westin
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$27	$26	$16	$29	$98
600 - 699	—	—	12	14	11	18	55
< 600	—	—	3	1	—	—	4
No Score	—	—	3	3	2	5	13
	$—	$—	$45	$44	$29	$52	$170

	Acquired Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$26	$25	$16	$25	$92
600 - 699	—	—	21	21	14	26	82
< 600	—	—	9	3	1	2	15
No Score	—	—	9	10	6	10	35
	$—	$—	$65	$59	$37	$63	$224

	Acquired Vacation Ownership Notes Receivable - Hyatt and Other
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$3	$4	$3	$7	$17
600 - 699	—	—	2	2	2	5	11
< 600	—	—	1	—	—	—	1
No Score	—	—	—	—	—	2	2
	$—	$—	$6	$6	$5	$14	$31
The following tables show the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score, before reserves. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable as of June 30, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$110	$50	$6	$20	$186
Sheraton	97	67	14	43	221
Hyatt	15	7	—	—	22
	$222	$124	$20	$63	$429

	Originated Vacation Ownership Notes Receivable as of December 31, 2019
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$122	$46	$5	$25	$198
Sheraton	97	61	13	37	208
Hyatt	16	6	—	—	22
	$235	$113	$18	$62	$428

The following tables detail the origination year of our Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of June 30, 2020. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable - Westin
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$22	$72	$16	$—	$—	$—	$110
600 - 699	7	35	8	—	—	—	50
< 600	1	4	1	—	—	—	6
No Score	6	12	2	—	—	—	20
	$36	$123	$27	$—	$—	$—	$186

	Originated Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$12	$67	$18	$—	$—	$—	$97
600 - 699	8	46	13	—	—	—	67
< 600	2	10	2	—	—	—	14
No Score	9	28	6	—	—	—	43
	$31	$151	$39	$—	$—	$—	$221

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$3	$10	$2	$—	$—	$—	$15
600 - 699	1	4	2	—	—	—	7
< 600	—	—	—	—	—	—	—
No Score	—	—	—	—	—	—	—
	$4	$14	$4	$—	$—	$—	$22

7.	FINANCIAL INSTRUMENTS
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

	At June 30, 2020		At December 31, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable	$2,014	$2,066	$2,233	$2,264
Other assets	48	48	45	45
Total financial assets	$2,062	$2,114	$2,278	$2,309

Securitized debt, net	$(1,887)	$(1,893)	$(1,871)	$(1,924)
2025 Notes, net	(493)	(512)	—	—
2026 Notes, net	(743)	(760)	(742)	(824)
2028 Notes, net	(345)	(320)	(345)	(358)
Term Loan, net	(878)	(832)	(881)	(899)
Revolving Corporate Credit Facility, net	—	—	(27)	(27)
Convertible Notes, net	(211)	(212)	(207)	(247)
Total financial liabilities	$(4,557)	$(4,529)	$(4,073)	$(4,279)
Vacation Ownership Notes Receivable

	At June 30, 2020		At December 31, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Securitized	$1,797	$1,841	$1,750	$1,771

Eligible for securitization	35	43	165	175
Not eligible for securitization	182	182	318	318
Non-securitized	217	225	483	493
	$2,014	$2,066	$2,233	$2,264
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
Other Assets
Other assets include $42 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs). In addition, we have investments in marketable securities of $6 million that are marked to market as trading securities using quoted market prices (Level 1 inputs).
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
2025 Notes, 2026 Notes and 2028 Notes
We estimate the fair value of our 2025 Notes, 2026 Notes and 2028 Notes (each as defined in Footnote 13 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
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
Our calculation of diluted earnings per share attributable to common shareholders reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of June 30, 2020 or June 30, 2019, there was no dilutive impact from the Convertible Notes for either the second quarter or first half of 2020 or 2019.
The shares issuable on exercise of the Warrants (as defined in Footnote 13 “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price. If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote 13 “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and will not impact our calculation of diluted earnings per share attributable to common shareholders.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted (loss) earnings per share attributable to common shareholders.

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Computation of Basic (Loss) Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(70)	$49	$(176)	$73
Shares for basic (loss) earnings per share	41.2	44.7	41.4	45.1
Basic (loss) earnings per share	$(1.68)	$1.11	$(4.25)	$1.62
Computation of Diluted (loss) Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(70)	$49	$(176)	$73
Shares for basic (loss) earnings per share	41.2	44.7	41.4	45.1
Effect of dilutive shares outstanding
Employee stock options and SARs	—	0.3	—	0.3
Restricted stock units	—	0.2	—	0.2
Shares for diluted (loss) earnings per share	41.2	45.2	41.4	45.6
Diluted (loss) earnings per share	$(1.68)	$1.10	$(4.25)	$1.61
_______________________________
(1)The computations of diluted earnings per share attributable to common shareholders exclude approximately 452,000 shares of common stock, the maximum number of shares issuable as of June 30, 2019, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
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

In accordance with the applicable accounting guidance for calculating earnings per share, for the first half of 2019, we excluded from our calculation of diluted earnings per share 249,737 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $97.53 to $143.38, were greater than the average market price for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At June 30, 2020	At December 31, 2019
Finished goods(1)	$750	$782
Work-in-progress	10	69
Real estate inventory	760	851
Other	11	8
	$771	$859
_________________________
(1)Represents completed inventory that is registered for sale as vacation ownership interests and inventory expected to be acquired pursuant to estimated future foreclosures.
We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $3 million during the first half of 2020 and increased by $4 million during the first half of 2019. Additionally, during the first half of 2020, we recorded a $5 million impairment to Inventory.
In addition to the above, at June 30, 2020, we had $174 million of completed vacation ownership units which have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products. We also have $42 million and $38 million of deposits on future purchases of inventory at June 30, 2020 and December 31, 2019, respectively, which are included in the Other assets line on our Balance Sheets.

10.	GOODWILL AND INTANGIBLES
Goodwill
The following table details the carrying amount of our goodwill at June 30, 2020 and December 31, 2019, and reflects goodwill attributed to the ILG Acquisition.

($ in millions)	Vacation Ownership Segment	Exchange & Third-Party Management Segment	Total Consolidated
Balance at December 31, 2019	$2,445	$447	$2,892
Impairment	—	(73)	(73)
Foreign exchange adjustments	—	(2)	(2)
Balance at March 31, 2020	2,445	372	2,817
Impairment	—	—	—
Foreign exchange adjustments	—	—	—
Balance at June 30, 2020	$2,445	$372	$2,817
Q1 2020
In connection with the preparation of our Financial Statements for the first quarter of 2020, we initially concluded that it was more likely than not that the fair value of both of our reporting units was below their respective carrying amounts. The factors that led to this conclusion were related to the COVID-19 pandemic and included: (i) the substantial decline in our stock price and market capitalization; (ii) the closure of substantially all of our Vacation Ownership reporting unit sales centers; (iii) the government stay-at-home orders in place in many of the jurisdictions in which we operate; (iv) our planned furloughs and reduced work schedule arrangements; (v) the impact of travel restrictions on the hospitality industry; and (vi) the macroeconomic fallout from the COVID-19 pandemic.

We utilized a combination of the income and market approaches to estimate the fair value of our reporting units (Level 3). We concluded that there was no impairment of the Vacation Ownership reporting unit as declines in expected future operating results were not substantial enough to cause the fair value of the reporting unit to be below its carrying amount. We recognized a non-cash impairment charge of $73 million in the Impairment line on our Income Statement during the first quarter of 2020 related to the Exchange & Third-Party Management reporting unit, which was primarily driven by the change in expected future operating results as a result of the impact of the COVID-19 pandemic.
Q2 2020
In connection with the preparation of our Financial Statements for the second quarter of 2020, we concluded that an interim quantitative impairment test was required for our Exchange & Third-Party Management reporting unit because of the impairment charge we recognized for this reporting unit in the first quarter of 2020. We utilized a combination of the income and market approaches to estimate the fair value of this reporting unit (Level 3) consistent with the methodology used in the first quarter of 2020. We concluded that there was no further impairment of the Exchange & Third-Party Management reporting unit from the first quarter of 2020, as future expected operating results had improved slightly in comparison to the projections used in the first quarter, resulting in a fair value of the reporting unit in excess of its carrying amount. We performed a qualitative analysis of the impact of recent events, including business and industry specific considerations, on the fair value of our Vacation Ownership reporting unit and determined that an interim quantitative impairment test was not required.
While the goodwill of our reporting units are not impaired as of the second quarter of 2020, we cannot assure you that goodwill will not be impaired in future periods. We will continue to monitor the operating results, cash flow forecasts and impact from changes in market conditions, as well as impacts of COVID-19 for these reporting units.
Indefinite-Lived Intangibles
The following table summarizes the activity related to our intangible assets, all of which are related to the Exchange & Third-Party Management segment.

($ in millions)	Trade Names and Trademarks
Balance at December 31, 2019	$82
Impairment	(18)
Balance at March 31, 2020	64
Impairment	—
Balance at June 30, 2020	$64
In connection with the preparation of the Financial Statements for the first quarter of 2020, we concluded that it was more likely than not that the fair value of our indefinite lived intangibles was below their carrying amounts. The factors that led to this conclusion were related to the COVID-19 pandemic and included: (i) the government stay-at-home orders in place in many of the jurisdictions in which we operate; (ii) the impact of travel restrictions on the hospitality industry; and (iii) the macroeconomic fallout from the COVID-19 pandemic.
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
Commitments and Letters of Credit
As of June 30, 2020, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $65 million, of which we expect $17 million, $22 million, $15 million, $9 million and $2 million will be paid in the remainder of 2020, 2021, 2022, 2023 and 2024, respectively.

•We have a remaining commitment to purchase an operating property that we manage, located in New York, New York for $97 million. We expect to acquire the remaining units in the property, in their current form, in two transactions during 2021. See Footnote 3 “Acquisitions and Dispositions” for information on the purchase that occurred during the first quarter of 2020 and Footnote 16 “Variable Interest Entities” for additional information on this transaction and our activities relating to the VIE involved in this transaction.
•We have a remaining commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Vacation Ownership segment, contingent upon completion of construction to agreed-upon standards. We expect to complete the acquisition in 2021 and to make the remaining payments with respect to these units when specific construction milestones are completed, as follows: $1 million in 2020, $21 million in 2021, and $2 million in 2022.
•We have a remaining commitment to purchase an operating property that we manage, located in San Francisco, California for $88 million. We expect to acquire the operating property over time and are committed to make payments for the operating property as follows: $32 million in 2021, $24 million in 2022, and $32 million in 2023. See Footnote 16 “Variable Interest Entities” for additional information on this transaction and our activities relating to the VIE involved in this transaction and Footnote 3 “Acquisitions and Dispositions” for information on the purchase that occurred during the first quarter of 2020.
•During the first quarter of 2020, we assigned a commitment to purchase a property located in Waikiki, Hawaii to a third party. If we are unable to negotiate a capital efficient inventory arrangement, we are committed to purchase the property, in its then current form, for $98 million in 2021, unless it has been sold to another party. See Footnote 16 “Variable Interest Entities” for additional information on this transaction and our activities relating to the VIE involved in this transaction.
Surety bonds issued as of June 30, 2020 totaled $72 million, the majority of which were requested by federal, state, or local governments in connection with our operations.
As of June 30, 2020, we had $3 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”). In addition, as of June 30, 2020, we had $5 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $6 million, of which $4 million is included within liabilities on our Balance Sheet at June 30, 2020. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by the end of 2021.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages or guaranteed amounts of the rental revenue generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At June 30, 2020, our maximum exposure under fixed dollar guarantees was $27 million, of which $7 million, $10 million, $4 million, $2 million, $1 million and $3 million relate to the remainder of 2020, 2021, 2022, 2023, 2024 and thereafter, respectively. Based on the impact of the COVID-19 pandemic on our rental operations, we declared the occurrence of a force majeure event under many of these agreements, generally effective as of April 1, 2020. As a result, owner distributions made under such agreements will be paid on a net operating income basis, rather than as guaranteed amounts, until such time as force majeure event conditions abate.
Loss Contingencies
In March 2017, RCHFU, L.L.C. and other owners at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) filed a complaint in an action pending in the U.S. District Court for the District of Colorado against us and certain third parties, alleging that their fractional interests were devalued by the affiliation of the RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based Marriott Vacation Club Destinations (“MVCD”) program. The plaintiffs are seeking compensatory damages, disgorgement, punitive damages, fees and costs. A trial is scheduled to begin in January 2021.

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
In December 2016, Flora and Bruce Gillespie and other owners and former owners of fractional interests at the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “St. Regis NY Club”) filed an action in the U.S. District Court for the Southern District of New York against ILG, certain of its subsidiaries, and certain third parties alleging that the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The plaintiffs sought compensatory damages, rescission, disgorgement, fees and costs. In May 2020, the court granted our motion for summary judgment and dismissed the case. The plaintiffs have appealed the ruling.
In February 2019, the owners’ association for the St. Regis NY Club filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, was unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements.
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
In May 2019, the G.A. Resort Condominium Association Inc., the owners’ association for the fractional owners at the Hyatt Residence Club Grand Aspen resort (“HRC Grand Aspen”) filed a lawsuit against us in the District Court for the County of Pitkin, Colorado relating to the transfer of ownership of developer-owned fractional interests at HRC Grand Aspen to the HPC Trust Club for sale and use as a part of the Hyatt Residence Club Portfolio Program. The lawsuit was subsequently removed to the U.S. District Court for the District of Colorado. The plaintiff is seeking termination of the management agreement with the owners’ association, the annulment of certain amendments to governing documents at HRC Grand Aspen, the removal of fractional interests at HRC Grand Aspen from the HPC Trust Club, unspecified damages, disgorgement of profits, fees and costs. In July 2020, the District Court granted our motion to dismiss claims against ILG and MVWC. Certain claims remain pending against other defendants, including certain of our subsidiaries.
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

Leases That Have Not Yet Commenced
During the first quarter of 2020, we entered into a finance lease arrangement for our new global headquarters in Orlando, Florida. The new office building is expected to be completed in 2022, at which time the lease term will commence and a right-of-use asset and corresponding liability will be recorded on our balance sheet. The initial lease term is approximately 16 years with total lease payments of $129 million for the aforementioned period. During the second quarter of 2020, in response to the COVID-19 pandemic and our ongoing evaluation of future space needs, we entered into a standstill arrangement with the developer/lessor. The agreement provides for a standstill on certain project spending for several months, extends certain deliverable dates pertaining to the development and lease, and grants MVW a limited termination option in exchange for reimbursement of certain developer soft costs.

12.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2020	At December 31, 2019
Vacation ownership notes receivable securitizations, gross(1)	$1,578	$1,850
Unamortized debt discount and issuance costs	(15)	(18)
	1,563	1,832

Warehouse Credit Facility, gross(2)	308	21
Unamortized debt issuance costs	(2)	(2)
	306	19

Other	18	20
	$1,887	$1,871
_________________________
(1)Interest rates as of June 30, 2020 range from 2.2% to 4.4%, with a weighted average interest rate of 2.9%
(2)Effective interest rate as of June 30, 2020 was 2.1%
All of our securitized debt is non-recourse to us. See Footnote 16 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows scheduled future principal payments for our securitized debt as of June 30, 2020.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Other	Total
($ in millions)
Payments Year
2020, remaining	$87	$9	$1	$97
2021	173	18	2	193
2022	175	20	2	197
2023	179	261	2	442
2024	176	—	2	178
Thereafter	788	—	9	797
	$1,578	$308	$18	$1,904

Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the second quarter and first half of 2020, and as of June 30, 2020, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of June 30, 2020, we had 12 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
Subsequent to the end of the second quarter of 2020, we completed the securitization of a pool of $383 million of vacation ownership notes receivable. Approximately $368 million of the vacation ownership notes receivable were purchased on July 22, 2020 by MVW 2020-1 LLC (the “2020-1 LLC”), and all or a portion of the remaining loans may be purchased by the 2020-1 LLC prior to October 1, 2020. In connection with the securitization, investors purchased $375 million in vacation ownership loan backed notes from the 2020-1 LLC in a private placement. Four classes of vacation ownership loan backed notes were issued by the 2020-1 LLC: $238 million of Class A Notes, $72 million of Class B Notes, $44 million of Class C Notes, and $21 million of Class D Notes. The Class A Notes have an interest rate of 1.74 percent, the Class B Notes have an interest rate of 2.73 percent, the Class C Notes have an interest rate of 4.21 percent, and the Class D Notes have an interest rate of 7.14 percent, for an overall weighted average interest rate of 2.53 percent. Of the $375 million in proceeds from the transaction, $15 million will be held by the 2020-1 LLC until it purchases all or a portion of the remaining loans or, if not used for that purpose, returned to the investors. In addition, $300 million was used to repay all outstanding amounts previously drawn under the Warehouse Credit Facility, as defined below, $7 million was used to pay transaction expenses and fund required reserves, and the remaining $53 million will be used for general corporate purposes.
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”) allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis through December 20, 2021. During the first quarter of 2020, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $240 million. The average advance rate was 84 percent, which resulted in gross proceeds of $202 million. Net proceeds were $201 million due to the funding of reserve accounts of $1 million.
During the second quarter of 2020, we amended our Warehouse Credit Facility to increase the borrowing capacity by $181 million, to $531 million. The revolving period for the existing $350 million remains the same and will terminate in December 2021, if not renewed or terminated earlier. The revolving period for the additional $181 million portion will terminate in March 2021, if not renewed. As part of this amendment, the interest rate increased from primarily LIBOR plus 1.1% to primarily LIBOR plus 1.4%.
During the second quarter of 2020, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $132 million. The average advance rate was 86 percent, which resulted in gross proceeds of $113 million. Net proceeds were $113 million due to the funding of reserve accounts of less than $1 million.

13.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2020	At December 31, 2019
Senior Secured Notes
2025 Notes	$500	$—
Unamortized debt discount and issuance costs	(7)	—
	493	—

Senior Unsecured Notes
2026 Notes	750	750
Unamortized debt discount and issuance costs	(7)	(8)
	743	742

2028 Notes	350	350
Unamortized debt discount and issuance costs	(5)	(5)
	345	345

Corporate Credit Facility
Term Loan	889	893
Unamortized debt discount and issuance costs	(11)	(12)
	878	881

Revolving Corporate Credit Facility	—	30
Unamortized debt issuance costs	—	(3)
	—	27

Convertible Notes	230	230
Unamortized debt discount and issuance costs	(19)	(23)
	211	207

Finance leases	10	14
	$2,680	$2,216
The following table shows scheduled future principal payments for our debt, excluding finance leases, as of June 30, 2020.

($ in millions)	2025 Notes	2026 Notes	2028 Notes	Term Loan	Convertible Notes	Total
Payments Year
2020, remaining	$—	$—	$—	$4	$—	$4
2021	—	—	—	9	—	9
2022	—	—	—	9	230	239
2023	—	—	—	9	—	9
2024	—	—	—	9	—	9
Thereafter	500	750	350	849	—	2,449
	$500	$750	$350	$889	$230	$2,719

Senior Secured Notes
In the second quarter of 2020, we issued $500 million aggregate principal amount of 6.125% Senior Secured Notes due September 15, 2025 (the “2025 Notes”). The 2025 Notes are pari passu with and secured by the same collateral as our Corporate Credit Facility. We pay interest on the 2025 Notes on May 15 and November 15 of each year, commencing on November 15, 2020. We received net proceeds of approximately $493 million from the offering of the 2025 Notes, after deducting offering expenses and the underwriting discount, which were used to repay all amounts outstanding at that time on the Revolving Corporate Credit Facility.
Senior Unsecured Notes
Our Senior Unsecured Notes include the following:
•$750 million aggregate principal amount of 6.500% Senior Unsecured Notes due 2026 issued in the third quarter of 2018 with a maturity date of September 15, 2026 (the “2026 Notes”); and
•$350 million aggregate principal amount of 4.750% Senior Unsecured Notes due 2028 issued in the fourth quarter of 2019 with a maturity date of January 15, 2028 (the “2028 Notes”).
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
The Term Loan bears interest at LIBOR plus 1.75 percent. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate plus an applicable margin that varies from 0.50 percent to 2.75 percent depending on the type of loan and our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 to 40 basis points per annum, also depending on our credit rating. As of June 30, 2020, we were in compliance with the applicable financial and operating covenants under the Corporate Credit Facility.
In May 2020, we entered into a waiver (the “Waiver”) to the agreement that governs the Corporate Credit Facility. The Waiver, among other things, suspends the requirement to comply with the leverage covenant in the Revolving Corporate Credit Facility for up to four quarters, commencing with the fiscal quarter ending June 30, 2020. We are required to maintain monthly minimum liquidity of at least $300 million until the later of March 31, 2021 or the end of the suspension period. In addition, for the duration of the period during which the waiver of the leverage covenant remains in effect, we are prohibited from making certain restricted payments, including share repurchases and dividends. If we are not in compliance with the leverage covenant at the end of the suspension period, we will seek to negotiate with our lenders to amend such covenant, as needed.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625 percent and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480 percent and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000 percent and a floor strike rate of 1.8810 percent through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of June 30, 2020 and December 31, 2019. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.

The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments:

($ in millions)	2020	2019
Derivative instrument adjustment balance, January 1	$(21)	$(6)
Other comprehensive loss before reclassifications	(24)	(3)
Reclassification to Income Statement	—	—
Net other comprehensive loss	(24)	(3)
Derivative instrument adjustment balance, March 31	(45)	(9)
Other comprehensive loss before reclassifications	(1)	(13)
Reclassification to Income Statement	—	—
Net other comprehensive loss	(1)	(13)
Derivative instrument adjustment balance, June 30	$(46)	$(22)
Convertible Notes
During 2017, we issued $230 million of aggregate principal amount of convertible senior notes (the “Convertible Notes”) that bear interest at a rate of 1.50 percent, payable in cash semi-annually. The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount. As of June 30, 2020, the effective interest rate was 4.7% and the remaining discount amortization period was 2.2 years.
The following table shows the net carrying value of the Convertible Notes.

($ in millions)	At June 30, 2020	At December 31, 2019
Liability component
Principal amount	$230	$230
Unamortized debt discount	(16)	(20)
Unamortized debt issuance costs	(3)	(3)
Net carrying amount of the liability component	$211	$207

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Contractual interest expense	$1	$—	$2	$1
Amortization of debt discount	2	1	4	3
Amortization of debt issuance costs	—	1	—	1
	$3	$2	$6	$5
Convertible Note Hedges and Warrants
In connection with the offering of the Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“Convertible Note Hedges”), initially covering a total of approximately 1.55 million shares of our common stock, and warrant transactions (“Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share. As of June 30, 2020, no Convertible Note Hedges or Warrants have been exercised.

Security and Guarantees
Amounts borrowed under the Corporate Credit Facility and the 2025 Notes, as well as obligations with respect to letters of credit issued pursuant to the Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. In addition, the Corporate Credit Facility, the 2025 Notes, the 2026 Notes and the 2028 Notes are guaranteed by MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding bankruptcy remote special purpose subsidiaries.

14.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 30, 2020, there were 75,249,855 shares of Marriott Vacations Worldwide common stock issued, of which 41,057,736 shares were outstanding and 34,192,119 shares were held as treasury stock. At December 31, 2019, there were 75,020,272 shares of Marriott Vacations Worldwide common stock issued, of which 41,582,096 shares were outstanding and 33,438,176 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 30, 2020 or December 31, 2019.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2019	16,418,950	$1,258	$76.60
For the first half of 2020	769,935	82	106.60
As of June 30, 2020	17,188,885	$1,340	$77.95
On July 30, 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. As of June 30, 2020, our Board of Directors had authorized the repurchase of an aggregate of up to 19.4 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of June 30, 2020, 1.9 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice. Due to the impact of the COVID-19 pandemic, we temporarily suspended repurchasing shares of our common stock. Any future share repurchases will be subject to the restrictions imposed under the Waiver.
Dividends
We declared cash dividends to holders of common stock during the first half of 2020 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 14, 2020	February 27, 2020	March 12, 2020	$0.54
Due to the impact of the COVID-19 pandemic, we temporarily suspended cash dividends. Any future dividend payments will be subject to both the restrictions imposed under the Waiver and Board approval, and there can be no assurance that we will pay dividends in the future.
Noncontrolling Interests
Property Owners’ Associations
We consolidate certain property owners’ associations under the voting interest model. Noncontrolling interests represents the portion of the property owners’ associations related to individual or third-party vacation ownership interest owners. Noncontrolling interests of $21 million and $12 million, as of June 30, 2020 and December 31, 2019, respectively, are included on our Balance Sheets as a component of equity.

15.	SHARE-BASED COMPENSATION
During the second quarter of 2020, our shareholders approved the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”), which supersedes both the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan and the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (collectively, the “Prior Plans”). No new awards will be granted under the Prior Plans and all awards that were granted under the Prior Plans will remain outstanding and continue to be governed by the Prior Plans.
The MVW Equity Plan is maintained for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of June 30, 2020, approximately 1.8 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Service-based RSUs	$7	$6	$11	$9
Performance-based RSUs	1	2	(1)	3
ILG Acquisition Converted RSUs	—	2	1	6
	8	10	11	18
SARs	1	1	2	2
Stock options	—	—	—	—
	$9	$11	$13	$20
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At June 30, 2020	At December 31, 2019
Service-based RSUs	$30	$17
Performance-based RSUs	4	10
ILG Acquisition Converted RSUs	1	3
	35	30
SARs	3	1
Stock options	—	—
	$38	$31
Restricted Stock Units
We granted 268,192 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $90.12, to our employees and non-employee directors during the first half of 2020. During the first half of 2020, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 177,208 RSUs may be earned under the performance-based RSU awards granted during the first half of 2020.
Stock Appreciation Rights
We granted 116,434 SARs, with a weighted average grant-date fair value of $29.63 and a weighted average exercise price of $96.82, to members of management during the first half of 2020. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.

The following table outlines the assumptions used to estimate the fair value of grants during the first half of 2020:

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
As part of the ILG Acquisition, we acquired the variable interests in the entities associated with ILG’s outstanding vacation ownership notes receivable securitization transactions. As these vacation ownership notes receivable securitizations are similar in nature to the Legacy-MVW vacation ownership notes receivable securitizations, they have been aggregated for disclosure purposes.
The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at June 30, 2020:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,472	$325	$1,797
Interest receivable	11	3	14
Restricted cash	60	13	73
Total	$1,543	$341	$1,884
Consolidated Liabilities
Interest payable	$2	$—	$2
Securitized Debt	1,578	308	1,886
Total	$1,580	$308	$1,888
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the second quarter of 2020:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$52	$12	$64
Interest expense to investors	$12	$2	$14
Debt issuance cost amortization	$2	$—	$2

The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first half of 2020:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$109	$18	$127
Interest expense to investors	$26	$3	$29
Debt issuance cost amortization	$3	$1	$4
Administrative expenses	$1	$—	$1
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$—	$445
Principal receipts	232	237
Interest receipts	107	101
Reserve release	—	99
Total	339	882
Cash Outflows
Principal to investors	(238)	(233)
Voluntary repurchases of defaulted vacation ownership notes receivable	(35)	(23)
Interest to investors	(25)	(22)
Funding of restricted cash	—	(93)
Total	(298)	(371)
Net Cash Flows	$41	$511
Under the terms of our vacation ownership notes receivable securitizations, we have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. Our maximum exposure to potential loss relating to the special purpose entities that purchase, sell and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance of the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$315	$124
Principal receipts	32	12
Interest receipts	14	12
Reserve release	—	2
Total	361	150
Cash Outflows
Principal to investors	(27)	(12)
Voluntary repurchases of defaulted vacation ownership notes receivable	(2)	—
Repayment of Warehouse Credit Facility	—	(228)
Interest to investors	(3)	(4)
Funding of restricted cash	(1)	(1)
Total	(33)	(245)
Net Cash Flows	$328	$(95)

Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California, that we currently manage as Marriott Vacation Club Pulse, San Francisco. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the property from the third-party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of June 30, 2020, our Balance Sheet reflected $2 million in Accounts Receivable, including a note receivable of less than $1 million, and $5 million in Other assets for a deposit related to the acquisition of a portion of this property. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $7 million as of June 30, 2020.
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third-party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of June 30, 2020, our Balance Sheet reflected $22 million in Other assets for a deposit related to the acquisition of a portion of this property, and a note receivable of less than $1 million that is included in the Accounts receivable line. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $23 million as of June 30, 2020.
We have a commitment to purchase a property located in Waikiki, Hawaii. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. If we are unable to negotiate a capital efficient inventory arrangement, we are committed to purchase the property, in its then current form, unless it has been sold to another party. The property is held by a VIE for which we are not the primary beneficiary as we do not control the operations of the VIE. Accordingly, we have not consolidated the VIE. As of June 30, 2020, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of less than $1 million. We believe that our maximum exposure to loss as a result of our involvement with this VIE is less than $1 million as of June 30, 2020.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At June 30, 2020, the value of the assets held in the rabbi trust was $42 million, which is included in the Other line within assets on our Balance Sheets.

17.	BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments:
•Vacation Ownership includes a diverse portfolio of resorts that includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand and we have a license to use the St. Regis brand for specified fractional ownership resorts.
Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
•Exchange & Third-Party Management includes exchange networks and membership programs, as well as management of resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, and Aqua-Aston. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services.

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
Our CODM uses Adjusted EBITDA to evaluate the profitability of our operating segments, and the components of net income attributable to common shareholders excluded from Adjusted EBITDA are not separately evaluated. Adjusted EBITDA is defined as net income attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net (loss) income attributable to common shareholders is presented below.
Revenues

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Vacation Ownership	$405	$924	$1,313	$1,829
Exchange & Third-Party Management	58	116	165	240
Total segment revenues	463	1,040	1,478	2,069
Corporate and other	17	3	12	8
	$480	$1,043	$1,490	$2,077
Adjusted EBITDA and Reconciliation to Net (Loss) Income Attributable to Common Shareholders

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Adjusted EBITDA Vacation Ownership	$(19)	$203	$128	$375
Adjusted EBITDA Exchange & Third-Party Management	19	46	60	100
Reconciling items:
Corporate and other	(10)	(54)	(60)	(114)
Interest expense	(42)	(35)	(75)	(69)
Tax benefit (provision)	19	(25)	77	(40)
Depreciation and amortization	(31)	(36)	(63)	(73)
Share-based compensation expense	(9)	(11)	(13)	(20)
Certain items	3	(39)	(230)	(86)
Net (loss) income attributable to common shareholders	$(70)	$49	$(176)	$73
Assets

($ in millions)	At June 30, 2020	At December 31, 2019
Vacation Ownership	$7,149	$7,345
Exchange & Third-Party Management	1,022	1,162
Total segment assets	8,171	8,507
Corporate and other	946	707
	$9,117	$9,214
We conduct business globally, and our operations outside the United States represented approximately 7 percent and 11 percent of our revenues, excluding cost reimbursements, for the three months ended June 30, 2020 and June 30, 2019, respectively, and 11 percent of our revenues, excluding cost reimbursements, for both the six months ended June 30, 2020 and June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the pandemic, including, among others, reductions in planned spending for inventory and property and equipment for the rest of 2020. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions. The Company cautions you that these statements are not guarantees and are subject to numerous risks and uncertainties, such as: the effects of the COVID-19 pandemic, including reduced demand for vacation ownership and exchange products and services, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions; the length and severity of the COVID-19 pandemic; the pace of recovery following the COVID-19 pandemic; competitive conditions; the availability of capital to finance growth, and other matters referred to under the heading “Risk Factors” contained herein and also in our most recent Annual Report on Form 10-K filed March 2, 2020, our Current Report on Form 8-K filed May 6, 2020 and our Quarterly Report on Form 10-Q filed on May 22, 2020, in each case with the U.S. Securities and Exchange Commission (the “SEC”), any of which could cause actual results to differ materially from those expressed in or implied in this press release. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
The risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K filed March 2, 2020, our Current Report on Form 8-K filed May 6, 2020, our Quarterly Report on Form 10-Q filed May 22, 2020 and which may be discussed in subsequent Quarterly Reports on Form 10-Q or other filings with the SEC could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
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
Our Vacation Ownership segment includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand and we have a license to use the St. Regis brand for specified fractional ownership resorts.
Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.

Our Exchange & Third-Party Management segment includes exchange networks and membership programs, as well as management of resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International (“TPI”), Vacation Resorts International (“VRI”), and Aqua-Aston. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services.
Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to property owners’ associations consolidated under the voting interest model (“Consolidated Property Owners’ Associations”).
COVID-19 Pandemic Update
The COVID-19 pandemic (as discussed further in Footnote 1 “Basis of Presentation” of the Financial Statements) has caused significant disruptions in international and U.S. economies and markets. We discuss the COVID-19 pandemic and its current and potential future implications in this report; however, the COVID-19 pandemic is evolving and its potential impact on our business in the future remains uncertain.
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

	Six Months Ended
	June 30, 2020	June 30, 2019
Average FICO score	737	739
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
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes and changes in expected credit losses related to acquired vacation ownership notes receivable. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of finance contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 62 percent in the second quarter of 2019 and 37 percent in the second quarter of 2020 as a result of the various sales programs that incented cash purchases over financed purchases in the quarter, in response to the COVID-19 pandemic. We do not expect these incentives to continue at the same level going forward. We expect to continue to offer financing incentive programs and that interest income will continue to increase as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Six Months Ended
	June 30, 2020	June 30, 2019
Historical default rates	2.9%	2.1%
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

Rental
In our Vacation Ownership segment, we operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of owned-hotel properties. We also recognize rental revenue from the utilization of plus points under our points-based Marriott Vacation Club Destinations program when the points are redeemed for rental stays at one of our resorts or in other third-party offerings. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with ASC Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in transient rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.
In our Exchange & Third-Party Management segment, we offer vacation rental opportunities at managed properties through VRI, TPI, and Aqua-Aston Hospitality. We also offer vacation rental offers knows as Getaways to members of the Interval International Network and certain other membership programs. The offering of Getaways allows us to monetize excess availability of resort accommodations within the applicable exchange network, as well as provide additional vacation opportunities to members. Resort accommodations available as Getaways typically result from seasonal oversupply or underutilized space in the applicable exchange program, as well as resort accommodations specifically sourced for the Getaway program.
Rental expenses include:
•Maintenance fees on unsold inventory;
•Costs to provide alternative usage options, including Marriott Bonvoy points, World of Hyatt points and offerings available as part of third-party offerings, for owners who elect to exchange their inventory;
•Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, credit card expenses and reservation services); and
•Costs to secure resort accommodations for use in Getaways.
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
Interest Expense
Interest expense consists of all interest expense other than consumer financing interest expense, which is included within Financing expense.

Other Items
We measure operating performance using the following key metrics:
•Contract sales from the sale of vacation ownership products;
•Total contract sales include contract sales from the sale of vacation ownership products including joint ventures
•Consolidated contract sales exclude contract sales from the sale of vacation ownership products for non-consolidated joint ventures
•Development margin percentage;
•Volume per guest (“VPG”), which we calculate by dividing consolidated vacation ownership contract sales, excluding fractional sales, telesales, resales, joint venture sales and other sales that are not attributed to a tour at a sales location, by the number of tours at sales locations in a given period (which we refer to as “tour flow”). We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase;
◦For the second quarter of 2020, as a result of the COVID-19 pandemic, VPG is not a meaningful measure of our operating performance given that the majority of the sales in the quarter were from our enhanced phone sales program (which do not count as a tour in our VPG calculation) and there were limited site-based tours due to sales center closures.
•Average revenue per member, which we calculate by dividing membership fee revenue, transaction revenue and other member revenue for the Interval International network by the monthly weighted average number of Interval International network active members during the applicable period; and
•Total active members, which is the number of Interval International network active members at the end of the applicable period.

Consolidated Results

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES
Sale of vacation ownership products	$53	$341	$311	$634
Management and exchange	145	231	372	470
Rental	18	150	153	297
Financing	70	69	142	137
Cost reimbursements	194	252	512	539
TOTAL REVENUES	480	1,043	1,490	2,077
EXPENSES
Cost of vacation ownership products	23	91	83	169
Marketing and sales	57	189	240	375
Management and exchange	77	123	215	256
Rental	73	97	171	177
Financing	23	21	61	43
General and administrative	19	64	89	131
Depreciation and amortization	31	36	63	73
Litigation charges	—	1	2	2
Royalty fee	23	26	49	52
Impairment	1	—	96	26
Cost reimbursements	194	252	512	539
TOTAL EXPENSES	521	900	1,581	1,843
Gains (losses) and other income (expense), net	14	2	(42)	10
Interest expense	(42)	(35)	(75)	(69)
ILG acquisition-related costs	(12)	(36)	(33)	(62)
Other	—	—	(3)	—
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(81)	74	(244)	113
Benefit (provision) for income taxes	19	(25)	77	(40)
NET (LOSS) INCOME	(62)	49	(167)	73
Net income attributable to noncontrolling interests	(8)	—	(9)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(70)	$49	$(176)	$73
Operating Statistics
2020 Second Quarter

	Three Months Ended
(Contract sales $ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Vacation Ownership
Total contract sales	$30	$398	$(368)	(93%)
Consolidated contract sales	$30	$386	$(356)	(92%)
Exchange & Third-Party Management
Total active members at end of period (000's)(1)	1,571	1,691	(120)	(7%)
Average revenue per member(1)	$30.17	$43.23	$(13.06)	(30%)
_______________
(1)Only includes members of the Interval International exchange network.

2020 First Half

	Six Months Ended
(Contract sales $ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Vacation Ownership
Total contract sales	$345	$763	$(418)	(55%)
Consolidated contract sales	$336	$740	$(404)	(55%)
Exchange & Third-Party Management
Total active members at end of period (000's)(1)	1,571	1,691	(120)	(7%)
Average revenue per member(1)	$71.74	$89.38	$(17.64)	(20%)
_______________
(1)Only includes members of the Interval International exchange network.
Revenues
2020 Second Quarter
The following table presents our revenues for the second quarter of 2020 compared to the second quarter of 2019.

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Vacation Ownership	$405	$924	$(519)	(56%)
Exchange & Third-Party Management	58	116	(58)	(50%)
Total Segment Revenues	463	1,040	(577)	(56%)
Consolidated Property Owners’ Associations	17	3	14	482%
Total Revenues	$480	$1,043	$(563)	(54%)
2020 First Half
The following table presents our revenues for the first half of 2020 compared to the first half of 2019.

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Vacation Ownership	$1,313	$1,829	$(516)	(28%)
Exchange & Third-Party Management	165	240	(75)	(31%)
Total Segment Revenues	1,478	2,069	(591)	(29%)
Consolidated Property Owners’ Associations	12	8	4	79%
Total Revenues	$1,490	$2,077	$(587)	(28%)

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. We evaluate Adjusted EBITDA as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Together, EBITDA and Adjusted EBITDA facilitate our comparison of results from our on-going core operations before the impact of these items with results from other vacation ownership companies, and we believe this makes these figures helpful for investors. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense because we consider it to be an operating expense of our business. We consider EBITDA and Adjusted EBITDA to be indicators of operating performance, which we use to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA and Adjusted EBITDA, as do analysts, lenders, investors and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.
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
2020 Second Quarter

	Three Months Ended		Change
($ in millions)	June 30, 2020	June 30, 2019
Net (loss) income attributable to common shareholders	$(70)	$49	$(119)
Interest expense	42	35	7
Tax (benefit) provision	(19)	25	(44)
Depreciation and amortization	31	36	(5)
EBITDA	(16)	145	(161)
Share-based compensation expense	9	11	(2)
Certain items	(3)	39	(42)
Adjusted EBITDA	$(10)	$195	$(205)
Certain items for the second quarter of 2020 consisted of $2 million related to the charge for VAT interest (the true-up to the offsetting charge is included in the Interest expense line) and $14 million of gains and other income (including $8 million related to foreign currency translation, $1 million related to a true-up to a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the Benefit (provision) for income taxes line), $4 million related to net insurance proceeds from the final settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane, and $1 million related to miscellaneous gains and other income), partially offset by $12 million of ILG acquisition-related costs and $1 million related to an asset impairment charge.
Certain items for the second quarter of 2019 consisted of $36 million of ILG acquisition-related costs, $4 million of purchase price adjustments and $1 million of litigation charges, partially offset by $2 million of gains and other income.

2020 First Half

	Six Months Ended		Change
($ in millions)	June 30, 2020	June 30, 2019
Net (loss) income attributable to common shareholders	$(176)	$73	$(249)
Interest expense	75	69	6
Tax (benefit) provision	(77)	40	(117)
Depreciation and amortization	63	73	(10)
EBITDA	(115)	255	(370)
Share-based compensation expense	13	20	(7)
Certain items	230	86	144
Adjusted EBITDA	$128	$361	$(233)
Certain items for the first half of 2020 consisted of $33 million of ILG acquisition-related costs, $2 million of litigation charges, $42 million of losses and other expense (including $24 million related to foreign currency translation and $32 million related to a true-up to a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the Benefit (provision) for income taxes line), partially offset by $4 million related to net insurance proceeds from the final settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane, $3 million related to other insurance proceeds, $6 million related to an indemnification receivable from Marriott International for certain VAT charges, and $1 million related to miscellaneous gains and other income), $96 million of impairment charges, $2 million of purchase accounting adjustments, $3 million related to transaction costs related to our asset light inventory arrangements, $48 million of other charges (including $37 million related to the net sales reserve adjustment and $11 million related to an accrual for the health and welfare costs for furloughed associates), and $4 million related to the charge for VAT penalties and interest (see offset included in indemnification above).
The reduction in share-based compensation expense in the first half of 2020 includes a $4 million true-up for projected expense associated with our performance based share awards based upon the projected impact of the COVID-19 pandemic on financial metrics for the programs.
Certain items for the first half of 2019 consisted of $62 million of ILG acquisition-related costs, $26 million of asset impairments, $5 million of purchase accounting adjustments, $2 million of litigation charges and $1 million of other severance costs, partially offset by $10 million of gains and other income.
Segment Adjusted EBITDA
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change
Vacation Ownership	$(19)	$203	$(222)
Exchange & Third-Party Management	19	46	(27)
Segment adjusted EBITDA	—	249	(249)
General and administrative	(13)	(56)	43
Consolidated property owners’ associations	3	2	1
Adjusted EBITDA	$(10)	$195	$(205)
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change
Vacation Ownership	$128	$375	$(247)
Exchange & Third-Party Management	60	100	(40)
Segment adjusted EBITDA	188	475	(287)
General and administrative	(64)	(117)	53
Consolidated property owners’ associations	4	3	1
Adjusted EBITDA	$128	$361	$(233)

The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change
Segment adjusted EBITDA	$(19)	$203	$(222)
Depreciation and amortization	(18)	(17)	(1)
Share-based compensation expense	(1)	(2)	1
Certain items	4	(6)	10
Segment financial results	$(34)	$178	$(212)
Certain items in the Vacation Ownership segment for the second quarter of 2020 consisted of $5 million of gains and other income, partially offset by a $1 million asset impairment charge.
Certain items in the Vacation Ownership segment for the second quarter of 2019 consisted of $4 million of purchase accounting adjustments, $1 million of litigation charges and $1 million of losses and other expense.
2020 First Half

	Six Months Ended		Change
($ in millions)	June 30, 2020	June 30, 2019
Segment adjusted EBITDA	$128	$375	$(247)
Depreciation and amortization	(36)	(34)	(2)
Share-based compensation expense	(2)	(4)	2
Certain items	(43)	(25)	(18)
Segment financial results	$47	$312	$(265)
Certain items in the Vacation Ownership segment for the first half of 2020 consisted of $2 million of litigation charges, $3 million related to transaction costs associated with our asset light inventory arrangements, $5 million of asset impairment charges, $37 million related to the net sales reserve adjustment due primarily to the impact of the COVID-19 pandemic, and $2 million of purchase accounting adjustments, partially offset by $6 million of gains and other income.
Certain items in the Vacation Ownership segment for the first half of 2019 consisted of $26 million of asset impairment charges, $5 million of purchase accounting adjustments and $2 million of litigation charges, partially offset by $8 million of gains and other income.
Exchange & Third-Party Management
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change
Segment adjusted EBITDA	$19	$46	$(27)
Depreciation and amortization	(4)	(12)	8
Share-based compensation expense	—	(1)	1
Certain items	(1)	—	(1)
Segment financial results	$14	$33	$(19)
Certain items in the Exchange & Third-Party Management segment for the second quarter of 2020 consisted of $1 million of losses and other expense.

2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change
Segment adjusted EBITDA	$60	$100	$(40)
Depreciation and amortization	(9)	(24)	15
Non-cash share-based compensation expense	(1)	(2)	1
Certain items	(91)	(1)	(90)
Segment financial results	$(41)	$73	$(114)
Certain items in the Exchange & Third-Party Management segment for the first half of 2020 consisted of $91 million of impairment charges related to the decrease in the fair value of Goodwill and certain trademarks resulting from the impact of the COVID-19 pandemic. See Footnote 10 “Goodwill and Intangibles” to our Financial Statements for additional information.
Certain items in the Exchange & Third-Party Management segment for the first half of 2019 consisted of $1 million of purchase accounting adjustments.
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 17 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES
Sale of vacation ownership products	$53	$341	$311	$634
Resort management and other services	73	124	185	249
Rental	12	133	134	262
Financing	69	68	140	135
Cost reimbursements	198	258	543	549
TOTAL REVENUES	405	924	1,313	1,829
EXPENSES
Cost of vacation ownership products	23	91	83	169
Marketing and sales	49	176	219	348
Resort management and other services	22	54	78	117
Rental	87	102	194	187
Financing	23	20	60	42
Depreciation and amortization	18	17	36	34
Litigation charges	—	1	2	2
Royalty fee	23	26	49	52
Impairment	1	—	5	26
Cost reimbursements	198	258	543	549
TOTAL EXPENSES	444	745	1,269	1,526
Gains (losses) and other income (expense), net	5	(1)	6	8
Other	—	—	(3)	—
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	(34)	178	47	311
Net loss attributable to noncontrolling interests	—	—	—	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(34)	$178	$47	$312

Contract Sales
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Total consolidated contract sales	$30	$386	$(356)	(92%)
Joint venture contract sales	—	12	(12)	(100%)
Total contract sales	$30	$398	$(368)	(93%)
2020 First Half

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Total consolidated contract sales	$336	$740	$(404)	(55%)
Joint venture contract sales	9	23	(14)	(59%)
Total contract sales	$345	$763	$(418)	(55%)
Sale of Vacation Ownership Products
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Total contract sales	$30	$398	$(368)	(93%)
Less resales contract sales	(1)	(8)	7
Less joint venture contract sales	—	(12)	12
Consolidated contract sales, net of resales	29	378	(349)
Plus:
Settlement revenue	2	7	(5)
Resales revenue	1	4	(3)
Revenue recognition adjustments:
Reportability	32	(8)	40
Sales reserve	(9)	(27)	18
Other(1)	(2)	(13)	11
Sale of vacation ownership products	$53	$341	$(288)	(84%)
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Sale of vacation ownership products decreased $288 million due to $349 million of lower contract sales volumes, partially offset by a $40 million favorable change in revenue reportability and $18 million of lower sales reserve activity.
Lower contract sales performance was primarily due to the closure in March 2020 of all of our sales centers in response to the COVID-19 pandemic. In the second quarter of 2020, only eight of our sales centers were open. Since the end of the second quarter, we have re-opened 34 additional sales centers and, as a result, expect contract sales to increase from levels as of the end of the second quarter.
Revenue reportability was significantly positive in the second quarter of 2020 as a result of contract sales late in the first quarter of 2020 that we recognized as revenue in the second quarter. However, it was not offset by the shift of revenues from sales late in the second quarter into the third quarter, given the low sales volumes in June 2020 resulting from the response to the COVID-19 pandemic.
The lower sales reserve recorded in the second quarter of 2020 reflects the lower overall contract sales in the quarter, offset partially by higher projected default activity, primarily in our Legacy-ILG brands.

2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Total contract sales	$345	$763	$(418)	(55%)
Less resales contract sales	(8)	(16)	8
Less joint venture contract sales	(9)	(23)	14
Consolidated contract sales, net of resales	328	724	(396)
Plus:
Settlement revenue	8	12	(4)
Resales revenue	5	7	(2)
Revenue recognition adjustments:
Reportability	66	(38)	104
Sales reserve	(80)	(46)	(34)
Other(1)	(16)	(25)	9
Sale of vacation ownership products	$311	$634	$(323)	(51%)
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Sale of vacation ownership products decreased $323 million due to $396 million of lower contract sales volumes and $34 million of higher sales reserve activity, partially offset by a $104 million favorable change in revenue reportability.
The lower contract sales performance as well as the higher sales reserve activity were primarily due to by the response to the COVID-19 pandemic. Contract sales and VPG as of March 13, 2020 were 10 percent and 11 percent higher, respectively, than the same period during the first quarter of 2019. However, as the virus continued to spread throughout the United States and as we began closing our sales centers during the second half of March, contract sales volumes declined significantly through the end of the second quarter. In the second quarter of 2020, only eight of our sales centers were open. Since the end of the second quarter, we have re-opened 34 additional sales centers and expect contract sales to increase from levels as of the end of the second quarter.
The higher sales reserve recorded in the first half of 2020 reflects an estimate of future default activity to the extent our notes receivable portfolio performs similar to how it performed during the financial crisis of 2009 and 2010, offset partially by the lower contract sales in the first half of 2020. We will continue to evaluate our estimate of future default activity and compare it to actual activity as we proceed throughout the year and may adjust our sales reserve based on changes in actual default activity and other factors.
Revenue reportability was significantly positive in the first half of 2020 as a result of contract sales late in the fourth quarter of 2019 that we recognized as revenue in 2020. However, it was not offset by the shift of revenues from sales late in the second quarter into the third quarter, given the low sales volumes in June 2020 resulting from the response to the COVID-19 pandemic.
Development Margin
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Sale of vacation ownership products	$53	$341	$(288)	(84%)
Cost of vacation ownership products	(23)	(91)	68	75%
Marketing and sales	(49)	(176)	127	73%
Development margin	$(19)	$74	$(93)	(125%)
Development margin decreased $93 million year-over-year. The change in margin reflected $111 million of lower sales volumes and less efficient marketing and sales spending due to the inability to leverage fixed costs (as a result of the

COVID-19 pandemic), $5 million of unfavorable product cost true-up activity, and $3 million related to higher sales reserve activity in the quarter. These declines were partially offset by $26 million of favorable revenue reportability year-over-year.

2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Sale of vacation ownership products	$311	$634	$(323)	(51%)
Cost of vacation ownership products	(83)	(169)	86	51%
Marketing and sales	(219)	(348)	129	37%
Development margin	$9	$117	$(108)	(92%)
Development margin decreased $108 million year-over-year. The change in margin reflected $135 million of lower sales volumes and less efficient marketing and sales spending due to the inability to leverage fixed costs as a result of the COVID-19 pandemic and $55 million of higher sales reserve activity due primarily to higher estimated defaults as a result of the COVID-19 pandemic. These declines were partially offset by $71 million of favorable revenue reportability compared to the first half of 2019 and $11 million of lower product costs, primarily due to lower revenue as a result of the sales reserve adjustment as well as a favorable mix of inventory being sold compared to the first half of 2019.
Resort Management and Other Services Revenues, Expenses and Margin
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Management fee revenues	$38	$37	$1	4%
Ancillary revenues	6	57	(51)	(91%)
Other management and exchange revenues	29	30	(1)	—%
Resort management and other services revenues	73	124	(51)	(41%)
Resort management and other services expenses	(22)	(54)	32	58%
Resort management and other services margin	$51	$70	$(19)	(28%)
Resort management and other services margin percentage	69.5%	56.9%	12.6 pts
Resort management and other services revenues reflected lower ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the impact of the COVID-19 pandemic. These declines were partially offset by higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system.
The decrease in resort management and other services margin reflected the decrease in ancillary revenues partially offset by lower ancillary expenses as a result of the lower ancillary revenues mentioned above.
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Management fee revenues	$76	$73	$3	4%
Ancillary revenues	52	114	(62)	(55%)
Other management and exchange revenues	57	62	(5)	(7%)
Resort management and other services revenues	185	249	(64)	(26%)
Resort management and other services expenses	(78)	(117)	39	33%
Resort management and other services margin	$107	$132	$(25)	(19%)
Resort management and other services margin percentage	58.0%	53.2%	4.8 pts

Resort management and other services revenues reflected lower ancillary revenues, including revenues from food and beverage and golf offerings, and lower other revenues earned in conjunction with our exchange programs, all as a result of the impact of the COVID-19 pandemic. These declines were partially offset by higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system.
The decrease in the resort management and other services margin reflected the decrease in revenues partially offset by lower ancillary expenses as a result of the lower ancillary revenues mentioned above.
Rental Revenues, Expenses and Margin
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Rental revenues	$12	$133	$(121)	(91%)
Rental expenses	(87)	(102)	15	14%
Rental margin	$(75)	$31	$(106)	(340%)
Rental margin percentage	NM	23.6%

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Transient keys rented(1)	44,985	619,212	(574,227)	(93%)
Average transient key rate	$191.61	$224.76	$(33.15)	(15%)
Resort occupancy	24.5%	88.6%	(64.1 pts)
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
The decline in rental margin resulted from a decline in keys rented and a decline in average transient rate resulting from the COVID-19 pandemic. In response to quickly evolving travel restrictions and restrictions on business operations, beginning March 25, 2020, we closed our resorts for rental guests with stays at our branded North America vacation ownership resorts. In late May, as many government restrictions were beginning to be relaxed, we began reopening resorts to rental guests. Since the end of the second quarter, we have reopened more resorts to rental guests and expect rental revenues to increase from current levels.
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Rental revenues	$134	$262	$(128)	(49%)
Rental expenses	(194)	(187)	(7)	(4%)
Rental margin	$(60)	$75	$(135)	(180%)
Rental margin percentage	NM	28.8%

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Transient keys rented(1)	578,655	1,230,966	(652,311)	(53%)
Average transient key rate	$238.68	$234.71	$3.97	2%
Resort occupancy	52.4%	88.6%	(36.2 pts)
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
The decline in rental margin resulted from a decline in keys rented resulting from the COVID-19 pandemic. Rental margin as of the end of February 2020 was nearly $4 million higher than the comparable period of 2019. In response to quickly evolving travel restrictions and restrictions on business operations, beginning March 25, 2020, we closed our resorts for rental guests with stays at our branded North America vacation ownership resorts. In late May, as many government restrictions were beginning to be relaxed, we began reopening resorts to rental guests. Since the end of the second quarter, we have reopened more resorts to rental guests and expect rental revenues to increase from current levels.
Financing Revenues, Expenses and Margin
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Interest income	$67	$65	$2	2%
Other financing revenues	2	3	(1)	(45%)
Financing revenues	69	68	1	—%
Financing expenses	(9)	(6)	(3)	(38%)
Consumer financing interest expense	(14)	(14)	—	2%
Financing margin	$46	$48	$(2)	(5%)
Financing propensity	37.3%	61.9%
Financing expenses increased due to a higher sales reserve for our acquired Legacy ILG notes and slightly higher technology spend year over year, partially offset by lower salaries and wages associated with the furlough and reduced work week programs in the current year quarter implemented as a result of the pandemic. The lower financing propensity in the second quarter of 2020 reflected the impact of the sales programs that incented cash purchases over financed purchases in the quarter.
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Interest income	$136	$130	$6	4%
Other financing revenues	4	5	(1)	(27%)
Financing revenues	140	135	5	3%
Financing expenses	(31)	(14)	(17)	(116%)
Consumer financing interest expense	(29)	(28)	(1)	(4%)
Financing margin	$80	$93	$(13)	(15%)
Financing propensity	53.6%	61.9%
Financing revenues increased due to a $177 million increase in the average gross vacation ownership notes receivable balance. The higher financing expenses including $11 million related to the higher reserve on the acquired vacation ownership notes receivable balance due primarily to higher estimated defaults as result of the COVID-19 pandemic and higher technology related costs year over year, partially offset by lower salaries and wages associated with the furlough and reduced work week programs in the current year. Higher consumer financing interest expense resulted from higher overall securitized debt balances.
Litigation Charges
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Litigation charges	$—	$1	$(1)	(19%)
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Litigation charges	$2	$2	$—	18%

Royalty Fee
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Royalty fee	$23	$26	$(3)	(15%)
Royalty fee expense declined in the second quarter of 2020 as a result of lower contract closings due to the lower contract sales compared to the prior year quarter.
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Royalty fee	$49	$52	$(3)	(7%)
Royalty fee expense remained flat in the first half of 2020 as the amount of contract closings, in dollars, was similar to the prior year comparable period.
Depreciation and Amortization
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Depreciation and amortization	$18	$17	$1	2%
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Depreciation and amortization	$36	$34	$2	6%
Impairment
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Impairment	$1	$—	$1	9,827%
During the second quarter of 2020, we recorded a non-cash impairment of $1 million related to our Asia Pacific inventory as a result of the COVID-19 pandemic.
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Impairment	$5	$26	$(21)	(82%)
During the first half of 2020, we recorded a non-cash impairment of $5 million related to our Asia Pacific inventory as a result of the COVID-19 pandemic.
During the first half of 2019, we recorded a non-cash impairment of $26 million as a result of entering into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida, for $10 million, which was less than the carrying value of the land and land improvements. The impairment was primarily attributable to the fact that the book value of the assets to be sold exceeded the sales price because the book value included allocations of common costs incurred when we built the infrastructure for the resort, including future phases.

Cost Reimbursements
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Cost reimbursements	$198	$258	$(60)	(23%)
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Cost reimbursements	$543	$549	$(6)	(1%)
Gains / Losses and Other Income / Expense
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Gains (losses) and other income (expense), net	$5	$(1)	$6	(3,174%)
In the second quarter of 2020, we recorded $5 million of gains and other income including $4 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane.
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Gains and other income, net	$6	$8	$(2)	(28%)
In the first half of 2020, we recorded $6 million of gains and other income including $4 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane.
In the first half of 2019, we recorded $9 million of gains and other income related to net insurance proceeds from the settlement of Legacy-MVW business interruption insurance claims arising from prior year hurricanes, partially offset by $1 million of miscellaneous losses and other expense.

Exchange & Third-Party Management

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES
Management and exchange	$39	$76	$111	$158
Rental	6	17	19	34
Financing	1	1	2	2
Cost reimbursements	12	22	33	46
TOTAL REVENUES	58	116	165	240
EXPENSES
Marketing and sales	8	13	21	27
Management and exchange	18	26	45	52
Rental	1	9	6	17
Financing	—	1	1	1
Depreciation and amortization	4	12	9	24
Impairment	—	—	91	0
Cost reimbursements	12	22	33	46
TOTAL EXPENSES	43	83	206	167
Losses and other expense, net	(1)	—	—	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$14	$33	$(41)	$73
Management and Exchange Margin
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Management and exchange revenue	$39	$76	$(37)	(48%)
Management and exchange expense	(18)	(26)	8	30%
Management and exchange margin	$21	$50	$(29)	(58%)
Management and exchange margin percentage	52.9%	65.0%	(12.1 pts)
The decline in management and exchange revenue and margin reflects lower exchange activity and lower average exchange transaction fees primarily due to the closure of a large number of resorts, and the fact that additional resorts stopped taking reservations, in response to COVID-19 pandemic. Lower management and exchange expense reflects lower costs associated with the furlough and reduced work week programs and lower print and postage costs.
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Management and exchange revenue	$111	$158	$(47)	(30%)
Management and exchange expense	(45)	(52)	7	13%
Management and exchange margin	$66	$106	$(40)	(38%)
Management and exchange margin percentage	59.1%	66.9%	(7.8 pts)
The decline in management and exchange revenue and margin reflects lower exchange activity and lower average exchange transaction fees primarily due to the closure of a large number of resorts, and the fact that additional resorts stopped taking reservations, in response to COVID-19 pandemic. Lower management and exchange expense reflects lower costs associated with the furlough and reduced work week programs and lower print and postage costs.

Rental Revenues, Expenses and Margin
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Rental revenues	$6	$17	$(11)	(66%)
Rental expenses	(1)	(9)	8	84%
Rental margin	$5	$8	$(3)	(51%)
Rental margin percentage	78.7%	54.9%	23.8 pts
The decline in rental revenue reflects lower Getaway program transactions and lower average Getaway program transaction fees driven by supply challenges in certain markets and fewer bookings into purchased inventory as well as cancellations and resort closures in response to the COVID-19 pandemic.
The decline in rental margin reflects the declines in rental revenue, partially offset by a reduction in space procurement costs resulting from fewer bookings into purchased inventory and adjustments for cancellations and resorts closing for rental stays in response to the COVID-19 pandemic.
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Rental revenues	$19	$34	$(15)	(46%)
Rental expenses	(6)	(17)	11	66%
Rental margin	$13	$17	$(4)	(28%)
Rental margin percentage	69.9%	52.8%	17.1 pts
The decline in rental revenue reflects lower Getaway program transactions and lower average Getaway program transaction fees as a result of resort closures in response to the COVID-19 pandemic.
The decline in rental margin reflects the declines in rental revenue, partially offset by a reduction in space procurement costs resulting from fewer bookings into purchased inventory and adjustments for cancellations and resorts closing for rental stays in response to the COVID-19 pandemic.
Impairment
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Impairment	$91	$—	$91	NM
During the first quarter of 2020, we recorded a non-cash impairment charge of $91 million related to a decrease in the fair value of Goodwill and certain trademarks resulting from the impact of the COVID-19 pandemic. See Footnote 10 “Goodwill and Intangibles” to our Financial Statements for additional information.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, ILG acquisition-related costs and provision for income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES
Resort management and other services	$33	$31	$76	$63
Rental	—	—	—	1
Cost reimbursements	(16)	(28)	(64)	(56)
TOTAL REVENUES	17	3	12	8
EXPENSES
Resort management and other services	37	43	92	87
Rental	(15)	(14)	(29)	(27)
General and administrative	19	64	89	131
Depreciation and amortization	9	7	18	15
Cost reimbursements	(16)	(28)	(64)	(56)
TOTAL EXPENSES	34	72	106	150
Gains (losses) and other income (expense), net	10	3	(48)	2
Interest expense	(42)	(35)	(75)	(69)
ILG acquisition-related costs	(12)	(36)	(33)	(62)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(61)	(137)	(250)	(271)
Benefit (provision) for income taxes	19	(25)	77	(40)
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	(42)	(162)	(173)	(311)
Net income attributable to noncontrolling interests	(8)	—	(9)	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(50)	$(162)	$(182)	$(312)

Consolidated Property Owners’ Associations
The following table illustrates the impact of the Consolidated Property Owners’ Associations of the acquired Legacy-ILG vacation ownership properties under the voting interest model, which represents the portion related to individual or third-party VOI owners.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES
Resort management and other services	$33	$31	$76	$63
Rental	—	—	—	1
Cost reimbursements	(16)	(28)	(64)	(56)
TOTAL REVENUES	17	3	12	8
EXPENSES
Resort management and other services	37	43	92	87
Rental	(15)	(14)	(29)	(27)
Cost reimbursements	(16)	(28)	(64)	(56)
TOTAL EXPENSES	6	1	(1)	4
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	11	2	13	4
Net income attributable to noncontrolling interests	(8)	—	(9)	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3	$2	$4	$3
General and Administrative
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
General and administrative	$19	$64	$(45)	(72%)
General and administrative expenses decreased $45 million due to $14 million of savings related to synergy efforts and lower costs associated with the furlough and reduced work week programs, $10 million related to lower bonus expense, a $6 million credit related to the incentive under the CARES Act for companies to continue paying associates' benefit costs while they are not working, and $15 million of lower overall spending across the business on technology, travel, training and other costs that we have deferred due to the COVID-19 pandemic.
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
General and administrative	$89	$131	$(42)	(33%)
General and administrative expenses decreased $42 million due to $16 million of savings related to synergy efforts and lower costs associated with the furlough and reduced work week programs, $18 million related to lower bonus expense, a $6 million credit related to the incentive under the CARES Act for companies to continue paying associates' benefit costs while they are not working, and $17 million of lower overall spending across the business on technology, travel, training and other costs that we have deferred due to the COVID-19 pandemic, partially offset by an $11 million accrual for health and welfare costs for furloughed associates, higher VAT charges ($4 million of which is expected to be indemnified by Marriott International), and other inflationary costs increases.

Depreciation and Amortization
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Depreciation and amortization	$9	$7	$2	31%
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Depreciation and amortization	$18	$15	$3	22%
Gains / Losses and Other Income / Expense
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Gains and other income, net	$10	$3	$7	NM
In the second quarter of 2020, we recorded a gain of $9 million related to foreign currency translation and other income of $1 million for the true-up of an indemnification receivable from Marriott International as a result of the settlement of the indemnified liability with a taxing authority (the true-up to the offsetting accrual is included in the Benefit (provision) for income taxes line).
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
(Losses) gains and other (expense) income, net	$(48)	$2	$(50)	NM
In the first half of 2020, we recorded a loss of $22 million related to foreign currency translation and $32 million of other expense for the true-up to an indemnification receivable from Marriott International as a result of the settlement of the indemnifed liability with a taxing authority (the true-up to the offsetting accrual is included in the Benefit (provision) for income taxes line), partially offset by $6 million of other income related to an indemnification from Marriott International for VAT penalties and interest.
Interest Expense
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Interest expense	$(42)	$(35)	$(7)	(21%)
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Interest expense	$(75)	$(69)	$(6)	(8%)

ILG Acquisition-Related Costs
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
ILG acquisition-related costs	$(12)	$(36)	$24	67%
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
ILG acquisition-related costs	$(33)	$(62)	$29	47%
ILG acquisition-related costs include transaction costs, employee termination costs and integration costs. Transaction costs represent costs related to the planning and execution of the ILG Acquisition, primarily for financial advisory, legal, and other professional service fees, as well as certain tax related accruals. Employee termination costs represent charges for employee severance, retention and other termination related benefits. Acquisition and integration costs primarily represent integration employee salaries and share-based compensation, fees paid to change management consultants and technology-related costs. As a result of the COVID-19 pandemic, we have scaled back spending on integration efforts.
Income Tax
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Benefit (provision) for income taxes	$19	$(25)	$44	NM
The change in the provision for income taxes is predominately attributable to a pre-tax loss and a change in our projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Benefit (provision) for income taxes	$77	$(40)	$117	NM
The increase in the benefit for income taxes is predominately attributable to a pre-tax loss, a reduction in uncertain tax benefits predominately related to a settlement with a taxing authority (for which an offset of $32 million relating to an indemnification asset from Marriott International is recorded in Gains (losses) and other income (expense), net), and a change in our projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.
Noncontrolling Interest
2020 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Net income attributable to noncontrolling interests	$(8)	$—	$(8)	NM
2020 First Half

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change	% Change
Net income attributable to noncontrolling interests	$(9)	$(1)	$(8)	NM

Recent Accounting Pronouncements
See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.
Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand ($566 million at the end of the second quarter of 2020), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility with a borrowing capacity of $600 million.
As a precautionary measure to provide additional liquidity for a sustained period, during the second quarter of 2020, we issued $500 million in aggregate principal amount of senior secured notes and we amended our Warehouse Credit Facility to increase the borrowing capacity by approximately $181 million, bringing the total capacity to approximately $531 million, of which $308 million was outstanding as of the end of the second quarter. The revolving period for the additional $181 million will terminate in March 2021, if not renewed or terminated earlier.
We also entered into the Waiver to suspend the requirement to comply with the leverage covenant in our Revolving Corporate Credit Facility for up to four quarters, commencing with the fiscal quarter ending June 30, 2020. See Footnote 13 “Debt” to our Financial Statements for further information on the Waiver. In addition, during the second quarter of 2020, we repaid $596 million, the entire amount outstanding at March 31, 2020, on the Revolving Corporate Credit Facility.
We took these proactive measures to help increase our liquidity position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic. Further, we significantly reduced cash spending by:
◦Reducing executive leadership team salaries by 50%;
◦Early in the second quarter, furloughing approximately 65% of our associates and reducing work weeks by roughly 25%, on average, for our remaining associates. As of the end of July 2020, 40% of our associates are still on furlough and 16% of our remaining associates have a reduced work week or reduced pay. Of the associates who have returned from furlough, 80% are in the resort operations area.
◦Deferring merit increases and 401(k) match contributions;
◦Deferring inventory and other investments, substantially reducing other operating costs, and temporarily suspending share repurchases and dividends, all of which is expected to save up to $300 million of cash in 2020.
We began reopening our sales centers and allowing rentals / transient occupancy at our vacation ownership resorts in the second quarter of 2020 and expect to continue doing so through the remainder of 2020. We believe these actions will enable us to generate additional revenue in the third quarter of 2020 compared to the second quarter of 2020. However, even if we are required to close sales centers and limit rentals / transient occupancy at our resorts again, we believe we have adequate liquidity to fund our operations and debt service payments through at least 2021.
At June 30, 2020, we had $4.6 billion of total gross debt outstanding, which included $1.9 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $1.1 billion of senior unsecured notes, $0.9 billion of debt under Corporate Credit Facility, $500 million of senior secured notes, $230 million of Convertible Notes and $10 million related to financed lease obligations.
At June 30, 2020, we had $760 million of real estate inventory on hand, comprised of $750 million of finished goods and $10 million of work in progress. In addition, we had $174 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and held for sale as vacation ownership products.
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$(73)	$56
Investing activities	(38)	15
Financing activities	320	(170)
Effect of change in exchange rates on cash, cash equivalents and restricted cash	(3)	1
Net change in cash, cash equivalents and restricted cash	$206	$(98)

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
In the first half of 2020, we had $73 million of cash outflows for operating activities, compared to cash inflows of $56 million in the first half of 2019. Excluding the impact of changes in net (loss) income and adjustments for non-cash items, the change in cash flows from operations reflected higher inventory spending combined with lower sales and rentals deposits due to the COVID-19 pandemic, partially offset by higher collections due to an increasing portfolio of outstanding vacation ownership notes receivable.
In addition to net (loss) income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending (In Excess of) Less Than Cost of Sales

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019
Inventory spending	$(69)	$(67)
Purchase of vacation ownership units for future transfer to inventory	(61)	—
Inventory costs	67	144
Inventory spending (in excess of) less than cost of sales	$(63)	$77
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
As part of our long-term strategy, we selectively pursue growth opportunities in our Vacation Ownership segment by targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient deal structures may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale.
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item).
Our spending for real estate inventory in the first half of 2020 was higher than the amount of real estate inventory costs given the timing of payments to satisfy our remaining commitments to purchase vacation ownership units. We entered into these commitments in prior periods as part of our capital efficiency strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding our remaining commitments. Given the impact of the COVID-19 pandemic, we expect to significantly reduce our planned inventory spending for the remainder of 2020.

Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory, we expect to be able to stabilize the future cost of vacation ownership products. However, given the impact of the COVID-19 pandemic, we have temporarily discontinued the majority of this repurchase activity.
Vacation Ownership Notes Receivable Collections In Excess of (Less Than) Originations

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019
Vacation ownership notes receivable collections — non-securitized	$113	$88
Vacation ownership notes receivable collections — securitized	221	221
Vacation ownership notes receivable originations	(197)	(423)
Vacation ownership notes receivable collections in excess of (less than) originations	$137	$(114)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the first half of 2020, as compared to the first half of 2019, due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the first half of 2020 decreased due to lower sales in the first half of 2020 due to the COVID-19 pandemic and a lower financing propensity. Financing propensity declined to 54 percent for the first half of 2020 compared to 62 percent for the first half of 2019.
Cash from Investing Activities

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019
Capital expenditures for property and equipment (excluding inventory)	$(34)	$(19)
Proceeds from collection of notes receivable	—	38
Purchase of company owned life insurance	(4)	(4)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	$(38)	$15
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
In the first half of 2020, capital expenditures for property and equipment of $34 million included $30 million to support business operations (including $20 million for ancillary and other operations assets and $10 million for sales locations) and $4 million for technology spending. Given the impact of the COVID-19 pandemic, we expect to significantly reduce our planned spending for property and equipment for the remainder of 2020.
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
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. We paid $4 million to acquire these policies during each of the first half of 2020 and the first half of 2019.

Cash from Financing Activities

	Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019
Borrowings from securitization transactions	$315	$574
Repayment of debt related to securitization transactions	(302)	(496)
Proceeds from debt	1,166	310
Repayments of debt	(701)	(266)
Finance lease payment	(8)	—
Debt issuance costs	(9)	(6)
Repurchase of common stock	(82)	(215)
Payment of dividends	(45)	(61)
Payment of withholding taxes on vesting of restricted stock units	(14)	(10)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	$320	$(170)
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
As of June 30, 2020, $47 million of gross vacation ownership notes receivable were eligible for securitization.
During the first half of 2020, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The total carrying amount of the vacation ownership notes receivable securitized was $372 million. The average advance rate was 85 percent, which resulted in total gross proceeds of $315 million. Total net proceeds were $313 million due to the funding of reserve accounts of $2 million.
Subsequent to the end of the second quarter of 2020, we completed the securitization of a pool of $383 million of vacation ownership notes receivable. Approximately $368 million of the vacation ownership notes receivable were purchased on July 22, 2020 by MVW 2020-1 LLC (the “2020-1 LLC”), and all or a portion of the remaining loans may be purchased by the 2020-1 LLC prior to October 1, 2020. In connection with the securitization, investors purchased $375 million in vacation ownership loan backed notes from the 2020-1 LLC in a private placement. Four classes of vacation ownership loan backed notes were issued by the 2020-1 LLC: $238 million of Class A Notes, $72 million of Class B Notes, $44 million of Class C Notes, and $21 million of Class D Notes. The Class A Notes have an interest rate of 1.74 percent, the Class B Notes have an interest rate of 2.73 percent, the Class C Notes have an interest rate of 4.21 percent, and the Class D Notes have an interest rate of 7.14 percent, for an overall weighted average interest rate of 2.53 percent. Of the $375 million in proceeds from the transaction, $15 million will be held by the 2020-1 LLC until it purchases all or a portion of the remaining loans or, if not used for that purpose, returned to the investors. In addition, $300 million was used to repay all outstanding amounts previously drawn under the Warehouse Credit Facility, $7 million was used to pay transaction expenses and fund required reserves, and the remaining $53 million will be used for general corporate purposes.
During the first half of 2019, we completed the securitization of a pool of $459 million of vacation ownership notes receivable. In connection with the securitization, investors purchased $450 million in vacation ownership loan backed notes from the 2019-1 LLC in a private placement. Three classes of vacation ownership loan backed notes were issued by the 2019-1 LLC: $350 million of Class A Notes, $67 million of Class B Notes and $33 million of Class C Notes. The Class A Notes have an interest rate of 2.89 percent, the Class B Notes have an interest rate of 3.00 percent and the Class C Notes have an interest rate of 3.33 percent, for an overall weighted average interest rate of 2.94 percent. We also securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $146 million. The advance rate was 85 percent, which resulted in gross proceeds of $124 million. Net proceeds were $123 million due to the funding of reserve accounts of $1 million. A portion of the proceeds from the securitization were used to repay the advance received on the Warehouse Credit Facility and there were no amounts outstanding as of June 30, 2019.

Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
During the first half of 2020, we borrowed an additional $666 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs and to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic. We later repaid $696 million during the first half of 2020 and had no amounts outstanding as of June 30, 2020. During the first half of 2020, we also repaid $5 million of the amount outstanding under the Term Loan, which is part of our Corporate Credit Facility.
In the second quarter of 2020, we issued the 2025 Notes, as discussed in Footnote 13 “Debt” to our Financial Statements. The 2025 Notes are pari passu with and secured by the same collateral as our Corporate Credit Facility. After deducting offering expenses and the underwriting discount, we received net proceeds of approximately $493 million from the offering of the 2025 Notes, which were used to repay all amounts outstanding at that time on the Revolving Corporate Credit Facility.
During the first half of 2019, we borrowed $310 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, $230 million of which was repaid during the first half of 2019 and $80 million of which was outstanding as of June 30, 2019. During the first half of 2019, we also repaid $5 million of the amount outstanding under the Term Loan.
See Footnote 13 “Debt” to our Financial Statements for additional information regarding our Corporate Credit Facility that includes our Revolving Corporate Credit Facility and the Term Loan.
Finance Lease Payment
During the first half of 2020, in conjunction with the acquisition of the 57 completed vacation ownership units at our Marriott Vacation Club Pulse, New York City property, we made finance lease payments of $7 million related to the purchase of the accompanying ancillary and office space. Additionally, we paid $1 million related to our financed lease obligations for technology and business operations equipment.
Debt Issuance Costs
During the first half of 2020, we paid $9 million of debt issuance costs, which included $7 million associated with the 2025 Notes, $1 million associated with the Waiver and $1 million associated with the amendment of our Warehouse Credit Facility.
During the first half of 2019, we paid $6 million of debt issuance costs associated with the 2019-1 vacation ownership notes receivable securitization.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2019	16,418,950	$1,258	$76.60
For the first half of 2020	769,935	82	106.60
As of June 30, 2020	17,188,885	$1,340	$77.95
See Footnote 14 “Shareholders' Equity” to our Financial Statements for further information related to our share repurchase program. Due to the impact of the COVID-19 pandemic, we temporarily suspended repurchasing shares of our common stock. Future share repurchases will be subject to the restrictions imposed under the Waiver.
Dividends
We distributed cash dividends to holders of common stock during the first half of 2020 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 9, 2019	December 23, 2019	January 6, 2020	$0.54
February 14, 2020	February 27, 2020	March 12, 2020	$0.54

Given the impact of the COVID-19 pandemic, we temporarily suspended cash dividends. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends. Future dividend payments will also be subject to both the restrictions imposed under the Waiver and Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.
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
The following tables present consolidating financial information as of June 30, 2020 and for the six months ended June 30, 2020 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of June 30, 2020
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$65	$320	$84	$97	$—	$566
Restricted cash	—	19	19	303	—	341
Accounts receivable, net	94	40	62	100	(9)	287
Vacation ownership notes receivable, net	—	66	81	1,867	—	2,014
Inventory	—	308	370	93	—	771
Property and equipment	—	223	362	250	—	835
Goodwill	—	—	2,817	—	—	2,817
Intangibles, net	—	—	920	57	—	977
Investments in subsidiaries	2,732	4,462	—	—	(7,194)	—
Other	41	93	256	146	(27)	509
Total assets	$2,932	$5,531	$4,971	$2,913	$(7,230)	$9,117

Accounts payable	$21	$43	$41	$38	$8	$151
Advance deposits	—	72	60	21	—	153
Accrued liabilities	1	76	153	105	(18)	317
Deferred revenue	—	4	173	295	(2)	470
Payroll and benefits liability	—	79	59	15	—	153
Deferred compensation liability	—	93	18	1	—	112
Securitized debt, net	—	—	—	1,887	—	1,887
Debt, net	211	2,466	1	2	—	2,680
Other	—	46	117	22	—	185
Deferred taxes	—	133	135	21	—	289
MVW shareholders' equity	2,699	2,519	4,214	485	(7,218)	2,699
Noncontrolling interests	—	—	—	21	—	21
Total liabilities and equity	$2,932	$5,531	$4,971	$2,913	$(7,230)	$9,117

Condensed Consolidating Statements of Income

	Six Months Ended June 30, 2020
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$186	$926	$393	$(15)	$1,490
Expenses	(10)	(341)	(1,063)	(335)	15	(1,734)
Benefit (provision) for income taxes	1	28	50	(2)	—	77
Equity in net (loss) income of subsidiaries	(167)	(23)	—	—	190	—
Net income (loss)	(176)	(150)	(87)	56	190	(167)
Net income attributable to noncontrolling interests	—	—	—	(9)	—	(9)
Net income (loss) attributable to common shareholders	$(176)	$(150)	$(87)	$47	$190	$(176)
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of June 30, 2020:

		Payments Due by Period
($ in millions)	Total	Remainder of 2020	Years 2021 - 2022	Years 2023 - 2024	Thereafter
Contractual Obligations
Debt(1)	$5,655	$207	$1,000	$952	$3,496
Purchase obligations(2)	418	35	337	46	—
Operating lease obligations	250	15	47	37	151
Finance lease obligations(3)	10	2	6	1	1
Other long-term obligations(4)	33	10	17	3	3
Total contractual obligations	$6,366	$269	$1,407	$1,039	$3,651
_________________________
(1)Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.
(2)Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected represent expected funding under such contracts. Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(3)Includes interest.
(4)Primarily relates to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits and other commitments.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than changes in control over financial reporting to integrate the business we acquired in the ILG Acquisition.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), other than in our Current Report on Form 8-K filed on May 6, 2020, our Quarterly Report on Form 10-Q filed on May 22, 2020, and the risk factor below. The COVID-19 pandemic has heightened, and in some cases, manifested, certain of the risks we normally face in our business, including those disclosed in the 2019 Annual Report, as updated by the risk factors disclosed on our Current Report on Form 8-K filed on May 6, 2020 and on our Quarterly Report on Form 10-Q filed on May 22, 2020.
The COVID-19 pandemic has severely and adversely affected our sales and our operations and will continue to have serious adverse effects on our business, financial condition and results of operations for an unknown period of time.
In March 2020, the World Health Organization declared the coronavirus (“COVID-19 pandemic”) outbreak a pandemic. In the wake of this declaration, our operations have been impacted by recommendations and/or mandates from national, federal, state, and local authorities to stay home and to avoid non-essential contact and gatherings of people, and to self-quarantine. As a result, since March 16, 2020, we have seen marked declines in occupancy, rentals, and contract sales because of the temporary closure of substantially all of our sales centers internationally, the temporary closure of many of our resorts, the temporary closure of our resorts for rental guests with stays at our branded North America vacation ownership resorts, and the reduction in operations and amenities at all of our resorts based on various government mandates and advisories. We have implemented furloughs, reduced work hours and reduced salaries for our associates, and have instituted “work from home” measures for many of our associates. In addition, to minimize the risk of the COVID-19 pandemic to our associates and customers and to prevent the continued spread of the virus, we have implemented social distancing and enhanced hygiene protocols at our resorts, sales centers, and corporate offices in accordance with the guidelines from national, federal, state, and local authorities. These measures, while intended to protect human life, have resulted in additional costs, operational inefficiencies, and fewer revenue opportunities. The impact of these protocols adopted to combat the COVID-19 pandemic, such as canceling, or implementing alternatives to, in-person sales tours and customized presentations, could result in lesser effectiveness of customer-associate interaction and diminished customer satisfaction, which could adversely impact our financial condition. We have begun to reopen our sales centers and resorts and increase operations and amenities; however, extended or further closures may be required nationally, regionally, or in specific locations in the event of a resurgence of the virus. This situation is unprecedented and rapidly changing and has unknown duration and severity.
The COVID-19 pandemic has had a material adverse impact, and is expected to continue to have a material adverse impact, on global economies and financial markets, which has resulted in an economic downturn that has reduced demand for our products and services. The success of our business and our profitability depend, in substantial part, upon the health of the travel industry, which has been adversely affected by the COVID-19 pandemic. A substantial amount of our sales activity occurs at our resorts, and the number of prospective and current owners who visit our resorts has an impact on sales volume. Fear of exposure to the COVID-19 pandemic, as well as government restrictions, has caused travelers to cancel or delay travel plans to our resorts. These changes in vacation and travel patterns due to the COVID-19 pandemic have adversely affected our cash flows, revenues and profits. Moreover, as travel advisories and restrictions have been lifted, there has been a resurgence of the virus, and, as a result, travel demand has remained weak, and could remain so for a significant length of time. We cannot predict if or when demand for our resorts will return to pre-COVID-19 pandemic levels. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of the COVID-19 pandemic are expected to negatively affect travel demand for a prolonged period of time.
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
The duration and extent of the impact of the COVID-19 pandemic on our business and financial results will largely depend on future developments, including the duration and spread of the pandemic, the extent and severity of any resurgences of the pandemic in the future, the response by all levels of government in their efforts to contain the pandemic and to mitigate the economic disruptions, the related impact on consumer confidence and spending, and how quickly economies and demand for our products and services recover after the pandemic subsides, all of which are highly uncertain, rapidly changing and cannot be predicted. Such impacts are expected to adversely affect our profitability, cash flows, financial results, and capital resources for a significant period of time. Further, the COVID-19 pandemic may also adversely affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Due to the impact of the COVID-19 pandemic, we temporarily suspended repurchasing shares of our common stock in April. Any further share repurchases will be subject to the restrictions imposed under the Waiver.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2020 – April 30, 2020	—	$—	—	1,924,968
May 1, 2020 – May 31, 2020	—	$—	—	1,924,968
June 1, 2020 – June 30, 2020	—	$—	—	1,924,968
Total	—	$—	—	1,924,968
_________________________
(1)On July 30, 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. As of June 30, 2020, our Board of Directors had authorized the repurchase of an aggregate of up to 19.4 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

Item 6. Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Indenture, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	8/23/2018
4.5	First Supplemental Indenture, dated September 1, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.7	9/5/2018
4.6	Second Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.6	3/2/2020
4.7	Third Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.7	3/2/2020
4.8	Form of 6.500% Senior Note due 2026 (included as Exhibit A to Exhibit 4.4 above)		8-K	4.1	8/23/2018
4.9	Registration Rights Agreement, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	4.3	8/23/2018
4.10	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.11	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.12	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.13	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellow Trust Company, N.A., as trustee		10-K	4.13	3/2/2020

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.14	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	10/1/2019
4.15	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.16	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.17	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.16)		8-K	4.2	5/15/2020
4.18	Waiver to Credit Agreement, dated as of May 14, 2020, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the Revolving Credit Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.3	5/15/2020
4.19	Description of Registered Securities		10-K	4.16	3/2/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date: August 5, 2020	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial and Administrative Officer