Form 10-Q
period 2020-09-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2020-11-05
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of November 3, 2020 was 41,062,766.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Sale of vacation ownership products	$98	$341	$409	$975
Management and exchange	176	238	548	708
Rental	56	135	209	432
Financing	64	72	206	209
Cost reimbursements	255	280	767	819
TOTAL REVENUES	649	1,066	2,139	3,143
EXPENSES
Cost of vacation ownership products	27	89	110	258
Marketing and sales	82	184	322	559
Management and exchange	102	136	317	392
Rental	74	92	245	269
Financing	24	22	85	65
General and administrative	32	57	121	188
Depreciation and amortization	30	33	93	106
Litigation charges	2	3	4	5
Restructuring	20	—	20	—
Royalty fee	23	27	72	79
Impairment	2	73	98	99
Cost reimbursements	255	280	767	819
TOTAL EXPENSES	673	996	2,254	2,839
(Losses) gains and other (expense) income, net	—	(5)	(42)	5
Interest expense	(37)	(31)	(112)	(100)
ILG acquisition-related costs	(11)	(32)	(44)	(94)
Other	—	1	(3)	1
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(72)	3	(316)	116
Benefit (provision) for income taxes	14	(10)	91	(50)
NET (LOSS) INCOME	(58)	(7)	(225)	66
Net income attributable to noncontrolling interests	(4)	(2)	(13)	(2)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(62)	$(9)	$(238)	$64

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(1.51)	$(0.21)	$(5.76)	$1.44
Diluted	$(1.51)	$(0.21)	$(5.76)	$1.43

CASH DIVIDENDS DECLARED PER SHARE	$—	$0.45	$0.54	$1.35
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
NET (LOSS) INCOME	$(58)	$(7)	$(225)	$66

Foreign currency translation adjustments	5	(4)	(9)	(5)
Derivative instrument adjustment, net of tax	3	(4)	(22)	(20)
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	8	(8)	(31)	(25)

Net income attributable to noncontrolling interests	(4)	(2)	(13)	(2)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4)	(2)	(13)	(2)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(54)	$(17)	$(269)	$39
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$660	$287
Restricted cash (including $69 and $64 from VIEs, respectively)	368	414
Accounts receivable, net (including $12 and $13 from VIEs, respectively)	272	323
Vacation ownership notes receivable, net (including $1,650 and $1,750 from VIEs, respectively)	1,913	2,233
Inventory	761	859
Property and equipment, net	809	718
Goodwill	2,817	2,892
Intangibles, net	963	1,027
Other (including $45 and $39 from VIEs, respectively)	448	461
TOTAL ASSETS	$9,011	$9,214

LIABILITIES AND EQUITY
Accounts payable	$143	$286
Advance deposits	154	187
Accrued liabilities (including $2 and $2 from VIEs, respectively)	320	397
Deferred revenue	488	433
Payroll and benefits liability	185	186
Deferred compensation liability	117	110
Securitized debt, net (including $1,769 and $1,871 from VIEs, respectively)	1,751	1,871
Debt, net	2,680	2,216
Other	184	197
Deferred taxes	306	300
TOTAL LIABILITIES	6,328	6,183
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,250,627 and 75,020,272 shares issued, respectively	1	1
Treasury stock — at cost; 34,187,868 and 33,438,176 shares, respectively	(1,334)	(1,253)
Additional paid-in capital	3,749	3,738
Accumulated other comprehensive loss	(67)	(36)
Retained earnings	309	569
TOTAL MVW SHAREHOLDERS' EQUITY	2,658	3,019
Noncontrolling interests	25	12
TOTAL EQUITY	2,683	3,031
TOTAL LIABILITIES AND EQUITY	$9,011	$9,214
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
OPERATING ACTIVITIES
Net (loss) income	$(225)	$66
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	93	106
Amortization of debt discount and issuance costs	16	14
Vacation ownership notes receivable reserve	97	81
Share-based compensation	23	25
Impairment charges	98	99
Deferred income taxes	1	24
Net change in assets and liabilities:
Accounts receivable	24	16
Vacation ownership notes receivable originations	(265)	(681)
Vacation ownership notes receivable collections	487	462
Inventory	(4)	10
Purchase of vacation ownership units for future transfer to inventory	(61)	—
Other assets	57	11
Accounts payable, advance deposits and accrued liabilities	(231)	(122)
Deferred revenue	57	41
Payroll and benefit liabilities	—	(21)
Deferred compensation liability	8	13
Other liabilities	(11)	26
Other, net	(6)	10
Net cash, cash equivalents and restricted cash provided by operating activities	158	180
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(36)	(32)
Proceeds from collection of notes receivable	—	38
Purchase of company owned life insurance	(3)	(5)
Dispositions, net	15	—
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(24)	1

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
FINANCING ACTIVITIES
Borrowings from securitization transactions	690	631
Repayment of debt related to securitization transactions	(793)	(673)
Proceeds from debt	1,166	495
Repayments of debt	(703)	(308)
Finance lease payment	(10)	(11)
Debt issuance costs	(14)	(11)
Repurchase of common stock	(82)	(342)
Payment of dividends	(45)	(61)
Payment of withholding taxes on vesting of restricted stock units	(14)	(11)
Other, net	—	1
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	195	(290)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2)	—
Change in cash, cash equivalents and restricted cash	327	(109)
Cash, cash equivalents and restricted cash, beginning of period	701	614
Cash, cash equivalents and restricted cash, end of period	$1,028	$505

SUPPLEMENTAL DISCLOSURES
Non-cash transfer from property and equipment to inventory	$—	$71
Non-cash transfer from inventory to property and equipment	90	—
Non-cash issuance of treasury stock for employee stock purchase plan	1	2
Dividends payable	—	19
Interest paid, net of amounts capitalized	140	135
Income taxes paid, net of refunds	(48)	47

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.0	BALANCE AT DECEMBER 31, 2019	$1	$(1,253)	$3,738	$(36)	$569	$3,019	$12	$3,031
—	Net (loss) income	—	—	—	—	(106)	(106)	1	(105)
—	Foreign currency translation adjustments	—	—	—	(17)	—	(17)	—	(17)
—	Derivative instrument adjustment	—	—	—	(24)	—	(24)	—	(24)
0.2	Share-based compensation plans	—	—	(9)	—	—	(9)	—	(9)
—	Repurchase of common stock	—	(82)	—	—	—	(82)	—	(82)
—	Dividends	—	—	—	—	(22)	(22)	—	(22)
75.2	BALANCE AT MARCH 31, 2020	1	(1,335)	3,729	(77)	441	2,759	13	2,772
—	Net (loss) income	—	—	—	—	(70)	(70)	8	(62)
—	Foreign currency translation adjustments	—	—	—	3	—	3	—	3
—	Derivative instrument adjustment	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	—	7	—	—	7	—	7
—	Employee stock plan issuance	—	1	—	—	—	1	—	1
75.2	BALANCE AT JUNE 30, 2020	1	(1,334)	3,736	(75)	371	2,699	21	2,720
—	Net (loss) income	—	—	—	—	(62)	(62)	4	(58)
—	Foreign currency translation adjustments	—	—	—	5	—	5	—	5
—	Derivative instrument adjustment	—	—	—	3	—	3	—	3
0.1	Share-based compensation plans	—	—	13	—	—	13	—	13
75.3	BALANCE AT SEPTEMBER 30, 2020	$1	$(1,334)	$3,749	$(67)	$309	$2,658	$25	$2,683

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
These Financial Statements reflect our financial position, results of operations and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, property and equipment valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes and loss contingencies. The uncertainty created by the COVID-19 pandemic (defined below), and efforts to mitigate it, has made it more challenging to make these estimates. Accordingly, ultimate results could differ materially from our estimates.
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
The results of operations during the first three quarters of 2020 include impacts related to the COVID-19 pandemic, which have been significantly adverse for our business, and the overall travel and hospitality industry in general. We began to see an adverse impact on occupancy in our Vacation Ownership business in mid-March 2020, which quickly accelerated later that month and continued into May 2020. While many of our resorts remained open for owner occupancy throughout April and May, most owners chose to postpone their arrival until a later date, which resulted in substantially lower than normal resort occupancy in the second and third quarters of 2020.

In response to quickly evolving travel restrictions and restrictions on business operations, we closed all of our sales centers in March 2020, and beginning March 25, 2020, we closed our resorts for rental guests with stays at our branded North America vacation ownership resorts. Further, due to low occupancy rates and based on various governmental mandates and advisories, we closed several of our resorts and reduced operations and amenities at our resorts that remained open. The closure of our sales centers and low occupancy levels led to a material decrease in contract sales and rental revenues from our vacation ownership business beginning in the second quarter.
Based on these events and the uncertainty they created, we immediately began to focus on our liquidity, including quickly and substantially enhancing our cash holdings. In late-March, we drew down the remainder of our $600 million Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”). We issued senior secured debt in May, which we used to repay amounts outstanding on our Revolving Corporate Credit Facility. As of September 30, 2020, we had $660 million in cash and cash equivalents on hand, and $597 million of availability on our Revolving Corporate Credit Facility.
In addition to accessing the capital markets, we believe we have made significant progress in bolstering our liquidity through cost reduction. These efforts include reducing capital expenditures; suspending hiring and salary increases; reducing executive and other associate salaries; implementing furloughs and reduced work weeks for most of our associates; and modifying vendor and supplier payment terms where possible.
In late-May, as many government restrictions were beginning to be relaxed, owner occupancy at our resorts began to grow and we began reopening resorts to rental guests. As of September 30, 2020, over 95 percent of our vacation ownership resorts were open to owners and rental guests. We reopened certain sales centers in June and continued to open additional sales centers in July. As of September 30, 2020, over 80 percent of our sales centers had re-opened. However, extended or further closures of our sales centers may be required if demand declines again or if we are again impacted by government regulations requiring resort closures or restricting travel.
In our Exchange & Third-Party Management business, the closures of certain affiliated resorts and managed properties had a significant adverse impact on our business in the second quarter of 2020, with a large number of resorts closed or not taking reservations at the beginning of the second quarter, but by the end of September, over 90 percent of those affiliated resorts and managed properties had reopened. The closure of affiliated resorts and managed properties led to a decrease in management and exchange revenues. Our Aqua-Aston business was also negatively impacted by travel restrictions that significantly impacted the majority of the properties in Hawaii. Further resort and property closures may be required if demand declines again or if we are again impacted by government regulations requiring resort closures or restricting travel. The COVID-19 pandemic continues to depress the demand for vacation rentals due to “stay-at-home” recommendations or requirements, quarantines, and the reluctance of consumers to travel.
During the second and third quarters of 2020, we continued the temporary adjustments implemented in the first quarter of 2020 to cancellation policies for near-term travel for customers who were unable or unwilling to travel due to the COVID-19 pandemic. We continue to monitor this unprecedented and rapidly evolving situation and are unable to predict its duration or severity.
As a result of the COVID-19 pandemic, in September 2020, a workforce reduction plan was approved, which is expected to impact approximately 3,000 associates. We expect that we will incur approximately $25 to $30 million in restructuring and related charges primarily related to employee severance and benefit costs. In connection with this plan,we have recorded the following on our Income Statement for both the three and nine months ended September 30, 2020:

($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Cost reimbursement revenues	$5	$2	$—	$7
Cost reimbursement expenses	$(5)	$(2)	$—	$(7)
Restructuring	$(11)	$(3)	$(6)	$(20)
Reclassifications
We have reclassified certain prior year amounts to conform to our current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
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
Accounts Receivable
Our Accounts receivable include amounts due from customers, principally credit card receivables, and amounts due from resort developers, members and managed properties. These amounts are typically due within one year and are presented net of an allowance for credit losses. Subsequent to our adoption of ASU 2016-13, we estimate expected credit losses for our accounts receivable by considering a number of factors, including previous loss history and the condition of the general economy, as well as any other significant events that may impact the collectibility of the specific accounts receivable. Accounts receivable also includes interest receivable on vacation ownership notes receivable. Write-offs of interest receivable are recorded as a reversal of previously recorded interest income. There was no material impact to our financial statements or disclosures as a result of our adoption of ASU 2016-13 for accounts receivable, and no material change in our allowance for credit losses during the first nine months of 2020.
Securities and Exchange Commission (“SEC”) Final Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (“SEC Final Rule”)
In March 2020, the SEC issued the SEC Final Rule which simplifies the disclosure requirements related to registered securities under Rule 3-10 of Regulation S-X. The SEC Final Rule replaces the requirement for a parent entity to provide detailed disclosures regarding guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the SEC Final Rule, a parent entity is required to present summarized financial information of the issuers’ and guarantors’ balance sheets and statements of operations on a consolidated basis. It also requires qualitative disclosures with respect to information about guarantors and the terms and conditions of guarantees. These disclosures may be provided outside the footnotes to a company’s consolidated financial statements. We early adopted the reporting requirements of the SEC Final Rule in the first quarter of 2020 and elected to provide these disclosures within Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Quarterly Report on Form 10-Q.
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
Accounting Standards Update 2020-06 – “Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”)
In August 2020, the FASB issued ASU 2020-06, which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for convertible instruments and to provide financial statement users with more meaningful information. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted. This update may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized as an adjustment to the opening balance of retained earnings on the date of adoption. Additionally, this update provides for a one-time irrevocable election by entities to apply the fair value option in accordance with ASC 825-10 for any liability-classified convertible securities, with the difference between the carrying amount and the fair value recorded as a cumulative-effect adjustment to opening retained earnings as of the beginning of the period of adoption. We are evaluating the impact that ASU 2020-06, including the timing of implementation, will have on our financial statements and disclosures.

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
During the third quarter of 2019, we acquired 78 completed vacation ownership units and a sales gallery located at our Marriott Vacation Club Pulse, San Francisco property for $58 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($48 million) and Property & equipment ($10 million).
Dispositions
During the third quarter of 2020, we recorded a loss of $5 million in the (Losses) gains and other (expense) income, net line on our Income Statement for the three and nine months ended September 30, 2020 relating to the redemption of our interest in a joint venture in our Exchange & Third-Party Management segment which was consolidated under the voting interest model. We received nominal cash proceeds and a note receivable which we measured at a fair value of $1 million using Level 3 inputs.

Additionally, during the third quarter of 2020, we disposed of excess Vacation Ownership segment land parcels in Orlando, Florida and Steamboat Springs, Colorado for combined proceeds of $15 million, as part of our strategic decision to reduce holdings in markets where we have excess supply. We recorded a combined net gain of $6 million in the (Losses) gains and other (expense) income, net line on our Income Statement for the three and nine months ended September 30, 2020 relating to these transactions.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for the time periods presented.

	Three Months Ended September 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$98	$—	$—	$98

Ancillary revenues	17	—	—	17
Management fee revenues	37	4	(5)	36
Exchange and other services revenues	28	45	50	123
Management and exchange	82	49	45	176

Rental	46	10	—	56

Cost reimbursements	281	12	(38)	255
Revenue from contracts with customers	507	71	7	585

Financing	64	—	—	64
Total Revenues	$571	$71	$7	$649

	Three Months Ended September 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$341	$—	$—	$341

Ancillary revenues	57	1	—	58
Management fee revenues	35	12	(3)	44
Exchange and other services revenues	28	61	47	136
Management and exchange	120	74	44	238

Rental	122	14	(1)	135

Cost reimbursements	286	22	(28)	280
Revenue from contracts with customers	869	110	15	994

Financing	71	1	—	72
Total Revenues	$940	$111	$15	$1,066

	Nine Months Ended September 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$409	$—	$—	$409

Ancillary revenues	69	1	—	70
Management fee revenues	113	14	(14)	113
Exchange and other services revenues	85	145	135	365
Management and exchange	267	160	121	548

Rental	180	29	—	209

Cost reimbursements	824	45	(102)	767
Revenue from contracts with customers	1,680	234	19	1,933

Financing	204	2	—	206
Total Revenues	$1,884	$236	$19	$2,139

	Nine Months Ended September 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$975	$—	$—	$975

Ancillary revenues	171	3	—	174
Management fee revenues	108	37	(10)	135
Exchange and other services revenues	90	192	117	399
Management and exchange	369	232	107	708

Rental	384	48	—	432

Cost reimbursements	835	68	(84)	819
Revenue from contracts with customers	2,563	348	23	2,934

Financing	206	3	—	209
Total Revenues	$2,769	$351	$23	$3,143

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended September 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$394	$35	$7	$436
Goods or services transferred at a point in time	113	36	—	149
Revenue from contracts with customers	$507	$71	$7	$585

	Three Months Ended September 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$469	$54	$15	$538
Goods or services transferred at a point in time	400	56	—	456
Revenue from contracts with customers	$869	$110	$15	$994

	Nine Months Ended September 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,197	$119	$19	$1,335
Goods or services transferred at a point in time	483	115	—	598
Revenue from contracts with customers	$1,680	$234	$19	$1,933

	Nine Months Ended September 30, 2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,405	$165	$23	$1,593
Goods or services transferred at a point in time	1,158	183	—	1,341
Revenue from contracts with customers	$2,563	$348	$23	$2,934
Sale of Vacation Ownership Products
Revenues were reduced during the third quarter and first three quarters of 2020 by $3 million and $58 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods. See Footnote 6 “Vacation Ownership Notes Receivable” for information on increases to our vacation ownership notes receivable reserve attributable to the COVID-19 pandemic.

Receivables from Contracts with Customers, Contract Assets & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either September 30, 2020 or December 31, 2019.

($ in millions)	At September 30, 2020	At December 31, 2019
Receivables from Contracts with Customers
Accounts receivable	$147	$166
Vacation ownership notes receivable, net	1,913	2,233
	$2,060	$2,399
Contract Liabilities
Advance deposits	$154	$187
Deferred revenue	488	433
	$642	$620
Revenue recognized during the third quarter and first three quarters of 2020 that was included in our contract liabilities balance at December 31, 2019 was $69 million and $231 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At September 30, 2020, approximately 80 percent of this amount is expected to be recognized as revenue over the next two years.
Accounts Receivable
Accounts receivable is comprised of amounts due from customers, primarily property owners’ associations, resort developers and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets and other miscellaneous receivables. The following table shows the composition of our accounts receivable balances:

($ in millions)	At September 30, 2020	At December 31, 2019
Receivables from contracts with customers	$147	$166
Interest receivable	13	16
Tax receivable	76	82
Indemnification asset	15	38
Other	21	21
	$272	$323

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income, less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 19.8 percent and 404.4 percent for the three months ended September 30, 2020 and September 30, 2019, respectively. The change in the effective tax rate is predominately attributable to a pre-tax loss and benefits from the CARES Act (as defined below).
Our interim effective tax rate was 28.7 percent and 43.2 percent for the nine months ended September 30, 2020 and September 30, 2019, respectively. The change in the effective tax rate is predominately attributable to a pre-tax loss, a release in uncertain tax benefits, and benefits from the CARES Act (as defined below).
We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020. As of September 30, 2020, we have evaluated the income tax provisions of the CARES Act and determined there to be a 4.4 percent benefit to the September 30, 2020 tax rate and a 3.9 percent benefit to the computation of the estimated effective tax rate for the year ended December 31, 2020. We will continue to evaluate the income tax provisions of the CARES Act and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have additional income tax accounting and disclosure implications.

Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the nine months ended September 30, 2020.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2019	$21
Increases related to tax positions taken during the current period	1
Decreases related to settlements with taxing authorities	(14)
Decreases related to tax positions taken during a prior period	(1)
Balance at September 30, 2020	$7
The total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, was $7 million at September 30, 2020 and $21 million at December 31, 2019. The total amount of gross interest and penalties accrued was $18 million at September 30, 2020 and $41 million at December 31, 2019.
We anticipate $4 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2013 through 2018. The amount of the unrecognized tax benefit may increase or decrease within the next twelve months as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	September 30, 2020			December 31, 2019
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,348	$302	$1,650	$1,378	$372	$1,750
Non-securitized
Eligible for securitization(1)	52	2	54	155	10	165
Not eligible for securitization(1)	176	33	209	261	57	318
Subtotal	228	35	263	416	67	483
	$1,576	$337	$1,913	$1,794	$439	$2,233
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

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income associated with vacation ownership notes receivable — securitized	$59	$58	$186	$176
Interest income associated with vacation ownership notes receivable — non-securitized	4	11	13	25
Total interest income associated with vacation ownership notes receivable	$63	$69	$199	$201

COVID-19 Impact on Vacation Ownership Notes Receivable Reserves
We evaluated our vacation ownership notes receivable reserves in light of the COVID-19 pandemic, using the performance of our vacation ownership notes receivable in response to the 2008/2009 financial crisis as a reference point. Using this information, we increased our estimated default rates by approximately 50 percent for a 15-month period to align with the period over which we experienced increased defaults during the previous recessionary period. As a result, we increased our vacation ownership notes receivable reserves by $52 million in the first quarter of 2020. This was reflected as a $42 million reduction to Sale of vacation ownership products, a $10 million increase in Financing expenses, and a $15 million reduction in Cost of vacation ownership products on our Income Statement for the first three quarters of 2020.
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
The following table summarizes the activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2019, as reported	$—	$—	$—
Impact of adoption of ASU 2016-13	29	26	55
Opening Balance at January 1, 2020	29	26	55
Securitizations	(1)	1	—
Clean-up call	1	(1)	—
Write-offs	(16)	—	(16)
Recoveries	8	—	8
Increase in vacation ownership notes receivable reserve(1)	14	—	14
Balance at September 30, 2020	$35	$26	$61
_________________________
(1)Increase in vacation ownership notes receivable reserve includes $10 million ($2 million non-securitized and $8 million securitized) attributable to the increased reserve as a result of the COVID-19 pandemic.
The following table shows future contractual principal payments, as well as interest rates, for our non-securitized and securitized acquired vacation ownership notes receivable at September 30, 2020.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2020, remaining	$1	$14	$15
2021	4	41	45
2022	4	41	45
2023	4	40	44
2024	4	38	42
Thereafter	18	128	146
Balance at September 30, 2020	$35	$302	$337
Weighted average stated interest rate	13.4%	13.5%	13.4%
Range of stated interest rates	3.0% to 17.9%	6.0% to 15.9%	3.0% to 17.9%

Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG subsequent to the Acquisition Date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, as well as interest rates, for our originated non-securitized and securitized originated vacation ownership notes receivable at September 30, 2020.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2020, remaining	$10	$34	$44
2021	31	135	166
2022	26	138	164
2023	21	139	160
2024	19	148	167
Thereafter	121	754	875
Balance at September 30, 2020	$228	$1,348	$1,576
Weighted average stated interest rate	12.3%	12.7%	12.6%
Range of stated interest rates	0.0% to 18.0%	0.0% to 17.5%	0.0% to 18.0%
For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable.
The following table summarizes the activity related to our originated vacation ownership notes receivable reserve.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2019	$90	$114	$204
Increase in vacation ownership notes receivable reserve(1)	49	48	97
Securitizations	(70)	70	—
Clean-up call	37	(37)	—
Write-offs	(27)	—	(27)
Defaulted vacation ownership notes receivable repurchase activity(2)	72	(72)	—
Balance at September 30, 2020	$151	$123	$274
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
Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 7.35 percent as of September 30, 2020, and 7.04 percent as of December 31, 2019. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $7 million as of September 30, 2020, and $8 million as of December 31, 2019.

The following table shows our recorded investment in non-accrual Legacy-MVW vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2020	$86	$11	$97
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2019	$43	$11	$54
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of September 30, 2020.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$8	$27	$35
91 – 150 days past due	5	12	17
Greater than 150 days past due	80	—	80
Total past due	93	39	132
Current	167	1,122	1,289
Total vacation ownership notes receivable	$260	$1,161	$1,421
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of December 31, 2019.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$7	$33	$40
91 – 150 days past due	4	11	15
Greater than 150 days past due	39	—	39
Total past due	50	44	94
Current	222	1,254	1,476
Total vacation ownership notes receivable	$272	$1,298	$1,570
The following table details the origination year of our Legacy-MVW vacation ownership notes receivable as of September 30, 2020.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Year of Origination
2020	$84	$90	$174
2019	72	419	491
2018	40	278	318
2017	20	167	187
2016	10	78	88
2015 and Prior	34	129	163
	$260	$1,161	$1,421
Legacy-ILG Vacation Ownership Notes Receivable
At September 30, 2020 and December 31, 2019, the weighted average FICO score within our consolidated Legacy-ILG vacation ownership notes receivable pools was 708 and 712, respectively, based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG consolidated outstanding pool of vacation ownership notes receivable was 14.71 percent as of September 30, 2020 and 12.65 percent as of December 31, 2019. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $3 million as of September 30, 2020, and $2 million as of December 31, 2019.

The following table shows our recorded investment in non-accrual Legacy-ILG vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Legacy-ILG Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2020	$96	$12	$108
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2019	$40	$9	$49
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG vacation ownership notes receivable as of September 30, 2020.

	Legacy-ILG Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
31 – 90 days past due	$7	$22	$29
91 – 120 days past due	3	7	10
Greater than 120 days past due	93	5	98
Total past due	103	34	137
Current	85	606	691
Total vacation ownership notes receivable	$188	$640	$828
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

	Acquired Vacation Ownership Notes Receivable as of September 30, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$91	$52	$4	$11	$158
Sheraton	87	77	14	33	211
Hyatt	13	9	1	1	24
Other	2	1	—	2	5
	$193	$139	$19	$47	$398

	Acquired Vacation Ownership Notes Receivable as of December 31, 2019
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$103	$57	$4	$13	$177
Sheraton	95	83	15	37	230
Hyatt	15	10	1	—	26
Other	3	1	—	2	6
	$216	$151	$20	$52	$439

The following table details the origination year of our Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of September 30, 2020. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable - Westin
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$25	$25	$15	$26	$91
600 - 699	—	—	12	14	10	16	52
< 600	—	—	2	1	—	1	4
No Score	—	—	3	2	2	4	11
	$—	$—	$42	$42	$27	$47	$158

	Acquired Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$25	$24	$15	$23	$87
600 - 699	—	—	20	20	13	24	77
< 600	—	—	8	3	1	2	14
No Score	—	—	9	9	6	9	33
	$—	$—	$62	$56	$35	$58	$211

	Acquired Vacation Ownership Notes Receivable - Hyatt and Other
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$3	$3	$3	$6	$15
600 - 699	—	—	2	2	2	4	10
< 600	—	—	—	—	—	1	1
No Score	—	—	—	—	—	3	3
	$—	$—	$5	$5	$5	$14	$29
The following tables show the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score, before reserves. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable as of September 30, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$105	$51	$5	$19	$180
Sheraton	101	69	16	41	227
Hyatt	15	7	1	—	23
	$221	$127	$22	$60	$430

	Originated Vacation Ownership Notes Receivable as of December 31, 2019
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$122	$46	$5	$25	$198
Sheraton	97	61	13	37	208
Hyatt	16	6	—	—	22
	$235	$113	$18	$62	$428

The following tables detail the origination year of our Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of September 30, 2020. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable - Westin
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$24	$66	$15	$—	$—	$—	$105
600 - 699	10	33	8	—	—	—	51
< 600	2	3	—	—	—	—	5
No Score	6	11	2	—	—	—	19
	$42	$113	$25	$—	$—	$—	$180

	Originated Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$23	$61	$17	$—	$—	$—	$101
600 - 699	15	42	12	—	—	—	69
< 600	4	10	2	—	—	—	16
No Score	9	26	6	—	—	—	41
	$51	$139	$37	$—	$—	$—	$227

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$3	$10	$2	$—	$—	$—	$15
600 - 699	1	4	2	—	—	—	7
< 600	1	—	—	—	—	—	1
No Score	—	—	—	—	—	—	—
	$5	$14	$4	$—	$—	$—	$23

7.	FINANCIAL INSTRUMENTS
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

	At September 30, 2020		At December 31, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable	$1,913	$1,951	$2,233	$2,264
Other assets	51	51	45	45
Total financial assets	$1,964	$2,002	$2,278	$2,309

Securitized debt, net	$(1,751)	$(1,811)	$(1,871)	$(1,924)
2025 Notes, net	(493)	(517)	—	—
2026 Notes, net	(743)	(767)	(742)	(824)
2028 Notes, net	(346)	(333)	(345)	(358)
Term Loan, net	(876)	(846)	(881)	(899)
Revolving Corporate Credit Facility, net	—	—	(27)	(27)
Convertible Notes, net	(213)	(227)	(207)	(247)
Total financial liabilities	$(4,422)	$(4,501)	$(4,073)	$(4,279)
Vacation Ownership Notes Receivable

	At September 30, 2020		At December 31, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Securitized	$1,650	$1,684	$1,750	$1,771

Eligible for securitization	54	58	165	175
Not eligible for securitization	209	209	318	318
Non-securitized	263	267	483	493
	$1,913	$1,951	$2,233	$2,264
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
Other Assets
Other assets include $45 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs). In addition, we have investments in marketable securities of $6 million that are marked to market as trading securities using quoted market prices (Level 1 inputs).
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
Our calculation of diluted earnings per share attributable to common shareholders reflects our intent to settle conversions of the Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of September 30, 2020 or September 30, 2019, there was no dilutive impact from the Convertible Notes for either the third quarter or first three quarters of 2020 or 2019.
The shares issuable on exercise of the Warrants (as defined in Footnote 13 “Debt”) sold in connection with the issuance of the Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price. If and when the price of our common stock exceeds the strike price of the Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The Convertible Note Hedges (as defined in Footnote 13 “Debt”) purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and do not impact our calculation of diluted earnings per share attributable to common shareholders for any periods presented herein.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted (loss) earnings per share attributable to common shareholders.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019(1)
Computation of Basic (Loss) Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(62)	$(9)	$(238)	$64
Shares for basic (loss) earnings per share	41.2	43.4	41.3	44.5
Basic (loss) earnings per share	$(1.51)	$(0.21)	$(5.76)	$1.44
Computation of Diluted (Loss) Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(62)	$(9)	$(238)	$64
Shares for basic (loss) earnings per share	41.2	43.4	41.3	44.5
Effect of dilutive shares outstanding
Employee stock options and SARs	—	—	—	0.3
Restricted stock units	—	—	—	0.3
Shares for diluted (loss) earnings per share	41.2	43.4	41.3	45.1
Diluted (loss) earnings per share	$(1.51)	$(0.21)	$(5.76)	$1.43
_______________________________
(1)The computations of diluted earnings per share attributable to common shareholders exclude approximately 401,000 shares of common stock, the maximum number of shares issuable as of September 30, 2019, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
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

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At September 30, 2020	At December 31, 2019
Finished goods(1)	$751	$782
Work-in-progress	—	69
Real estate inventory	751	851
Other	10	8
	$761	$859
_________________________
(1)Represents completed inventory that is registered for sale as vacation ownership interests and inventory expected to be acquired pursuant to estimated future foreclosures.
We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $4 million during the first three quarters of 2020 and by $2 million during the first three quarters of 2019. Additionally, during the third quarter and the first three quarters of 2020, we recorded $1 million and $6 million, respectively, of inventory impairments.
In addition to the above, at September 30, 2020, we had $173 million of completed vacation ownership units which are classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products. We also have $42 million and $38 million of deposits on future purchases of inventory at September 30, 2020 and December 31, 2019, respectively, which are included in the Other assets line on our Balance Sheets.

10.	GOODWILL AND INTANGIBLES
Goodwill
The following table details the carrying amount of our goodwill at September 30, 2020 and December 31, 2019, and reflects goodwill attributed to the ILG Acquisition.

($ in millions)	Vacation Ownership Segment	Exchange & Third-Party Management Segment	Total Consolidated
Balance at December 31, 2019	$2,445	$447	$2,892
Impairment	—	(73)	(73)
Foreign exchange adjustments	—	(2)	(2)
Balance at March 31, 2020	2,445	372	2,817
Impairment	—	—	—
Foreign exchange adjustments	—	—	—
Balance at June 30, 2020	2,445	372	2,817
Impairment	—	—	—
Foreign exchange adjustments	—	—	—
Balance at September 30, 2020	$2,445	$372	$2,817
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
Q2 2020 and Q3 2020
In connection with the preparation of our Financial Statements for the second and third quarters of 2020, we concluded that an interim quantitative impairment test was required for our Exchange & Third-Party Management reporting unit because of the impairment charge we recognized for this reporting unit in the first quarter of 2020. We utilized a combination of the income and market approaches to estimate the fair value of this reporting unit (Level 3) consistent with the methodology used in the first quarter of 2020. We concluded that there was no further impairment of the Exchange & Third-Party Management reporting unit as of the end of each of the second and third quarters of 2020 from the first quarter of 2020, as future expected operating results had improved slightly in comparison to the projections used in the first quarter, resulting in a fair value of the reporting unit in excess of its carrying amount. We performed a qualitative analysis of the impact of recent events, including business and industry specific considerations, on the fair value of our Vacation Ownership reporting unit as of the end of each of the second and third quarters of 2020 and determined that an interim quantitative impairment test was not required.
While the goodwill of our reporting units are not impaired as of the third quarter of 2020, we cannot assure you that goodwill will not be impaired in future periods. We will continue to monitor the operating results, cash flow forecasts and impact from changes in market conditions, as well as impacts of COVID-19 for these reporting units.
Indefinite-Lived Intangibles
The following table summarizes the activity related to our intangible assets, all of which are related to the Exchange & Third-Party Management segment.

($ in millions)	Trade Names and Trademarks
Balance at December 31, 2019	$82
Impairment	(18)
Balance at March 31, 2020	64
Impairment	—
Balance at June 30, 2020	64
Impairment	—
Balance at September 30, 2020	$64
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
Commitments and Letters of Credit
As of September 30, 2020, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $83 million, of which we expect $16 million, $26 million, $19 million, $13 million, $6 million, and $3 million will be paid in the remainder of 2020, 2021, 2022, 2023, 2024, and thereafter, respectively.

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
Surety bonds issued as of September 30, 2020 totaled $75 million, the majority of which were requested by federal, state, or local governments in connection with our operations.
As of September 30, 2020, we had $3 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”). In addition, as of September 30, 2020, we had $2 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $4 million, of which $2 million is included within liabilities on our Balance Sheet at September 30, 2020. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by the end of 2021.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages or guaranteed amounts of the rental revenue generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At September 30, 2020, our maximum exposure under fixed dollar guarantees was $28 million, of which $3 million, $10 million, $6 million, $3 million, $2 million and $4 million relate to the remainder of 2020, 2021, 2022, 2023, 2024 and thereafter, respectively. Based on the impact of the COVID-19 pandemic on our rental operations, we declared the occurrence of a force majeure event under many of these agreements, generally effective as of April 1, 2020. As a result, owner distributions made under such agreements will be paid on a net operating income basis, rather than as guaranteed amounts, until such time as force majeure event conditions abate.
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
In December 2016, Flora and Bruce Gillespie and other owners and former owners of fractional interests at the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “St. Regis NY Club”) filed an action in the U.S. District Court for the Southern District of New York against ILG, certain of its subsidiaries, and certain third parties alleging that the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The plaintiffs sought compensatory damages, rescission, disgorgement, fees and costs. In May 2020, the court granted our motion for summary judgment and dismissed the case. The plaintiffs appealed the ruling. The parties subsequently settled the matter for a waiver of our claim of attorney fees, and on October 13, 2020, the plaintiffs dismissed their appeal with prejudice.
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
In May 2019, the G.A. Resort Condominium Association Inc., the owners’ association for the fractional owners at the Hyatt Residence Club Grand Aspen resort (“HRC Grand Aspen”) filed a lawsuit against us in the District Court for the County of Pitkin, Colorado relating to the transfer of ownership of developer-owned fractional interests at HRC Grand Aspen to the HPC Trust Club for sale and use as a part of the Hyatt Residence Club Portfolio Program. The lawsuit was subsequently removed to the U.S. District Court for the District of Colorado. The plaintiff is seeking termination of the management agreement with the owners’ association, the annulment of certain amendments to governing documents at HRC Grand Aspen, the removal of fractional interests at HRC Grand Aspen from the HPC Trust Club, unspecified damages, disgorgement of profits, fees and costs. In July 2020, the District Court granted our motion to dismiss claims against ILG and MVWC. Certain claims remain pending against other defendants, including certain of our subsidiaries. On September 14, 2020, the Magistrate Judge issued a report and recommendation that the District Court grant our motion to dismiss all the remaining claims against us.
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

Leases That Have Not Yet Commenced
During the first quarter of 2020, we entered into a finance lease arrangement for our new global headquarters in Orlando, Florida. The new office building is expected to be completed in 2023, at which time the lease term will commence and a right-of-use asset and corresponding liability will be recorded on our balance sheet. The initial lease term is approximately 16 years with total lease payments of $129 million for the aforementioned period. During the second quarter of 2020, in response to the COVID-19 pandemic and our ongoing evaluation of future space needs, we entered into a standstill arrangement with the developer/lessor. The agreement provides for a standstill on certain project spending for several months, extends certain deliverable dates pertaining to the development and lease, and grants MVW a limited termination option in exchange for reimbursement of certain developer soft costs. Subsequent to the end of the third quarter of 2020, we amended our standstill agreement with the developer/lessor to further extend certain deliverable dates pertaining to the development and lease agreements into 2021.

12.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2020	At December 31, 2019
Vacation ownership notes receivable securitizations, gross(1)	$1,769	$1,850
Unamortized debt discount and issuance costs	(18)	(18)
	1,751	1,832

Warehouse Credit Facility, gross	—	21
Unamortized debt issuance costs(2)	—	(2)
	—	19

Other	—	20
	$1,751	$1,871
_________________________
(1)Interest rates as of September 30, 2020 range from 2.2% to 4.4%, with a weighted average interest rate of 2.7%
(2)Excludes $1 million of unamortized debt issuance costs as of September 30, 2020, as no cash borrowings were outstanding on the Warehouse Credit Facility at that time
All of our securitized debt is non-recourse to us. See Footnote 16 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows scheduled future principal payments for our securitized debt as of September 30, 2020.

Vacation Ownership Notes Receivable Securitizations
($ in millions)
Payments Year
2020, remaining	$46
2021	178
2022	184
2023	189
2024	191
Thereafter	981
$1,769

Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter and first three quarters of 2020, and as of September 30, 2020, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of September 30, 2020, we had 12 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
During the third quarter of 2020, we completed the securitization of a pool of $383 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $375 million in vacation ownership loan backed notes from MVW 2020-1 LLC (the “2020-1 LLC”). Four classes of vacation ownership loan backed notes were issued by the 2020-1 LLC: $238 million of Class A Notes, $72 million of Class B Notes, $44 million of Class C Notes, and $21 million of Class D Notes. The Class A Notes have an interest rate of 1.74 percent, the Class B Notes have an interest rate of 2.73 percent, the Class C Notes have an interest rate of 4.21 percent, and the Class D Notes have an interest rate of 7.14 percent, for an overall weighted average interest rate of 2.53 percent. Of the $375 million in proceeds from the transaction, $300 million was used to repay all outstanding amounts previously drawn under the Warehouse Credit Facility, as defined below, $7 million was used to pay transaction expenses and fund required reserves, and the remainder will be used for general corporate purposes.
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
Additionally, during the second quarter of 2020, we amended our Warehouse Credit Facility to increase the borrowing capacity by $181 million, to $531 million. The revolving period for the existing $350 million remains the same and will terminate in December 2021, if not renewed or terminated earlier. As part of this amendment, the interest rate increased from primarily LIBOR plus 1.1% to primarily LIBOR plus 1.4%. During the third quarter of 2020, we terminated the additional $181 million capacity of the Warehouse Credit Facility.

13.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2020	At December 31, 2019
Senior Secured Notes
2025 Notes	$500	$—
Unamortized debt discount and issuance costs	(7)	—
	493	—

Senior Unsecured Notes
2026 Notes	750	750
Unamortized debt discount and issuance costs	(7)	(8)
	743	742

2028 Notes	350	350
Unamortized debt discount and issuance costs	(4)	(5)
	346	345

Corporate Credit Facility
Term Loan	887	893
Unamortized debt discount and issuance costs	(11)	(12)
	876	881

Revolving Corporate Credit Facility	—	30
Unamortized debt issuance costs(1)	—	(3)
	—	27

Convertible Notes	230	230
Unamortized debt discount and issuance costs	(17)	(23)
	213	207

Finance leases	9	14
	$2,680	$2,216
_________________________
(1)Excludes $3 million of unamortized debt issuance costs as of September 30, 2020, as no cash borrowings were outstanding on the Revolving Corporate Credit Facility at that time
The following table shows scheduled future principal payments for our debt, excluding finance leases, as of September 30, 2020.

($ in millions)	2025 Notes	2026 Notes	2028 Notes	Term Loan	Convertible Notes	Total
Payments Year
2020, remaining	$—	$—	$—	$2	$—	$2
2021	—	—	—	9	—	9
2022	—	—	—	9	230	239
2023	—	—	—	9	—	9
2024	—	—	—	9	—	9
Thereafter	500	750	350	849	—	2,449
	$500	$750	$350	$887	$230	$2,717

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
The Term Loan bears interest at LIBOR plus 1.75 percent. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate plus an applicable margin that varies from 0.50 percent to 2.75 percent depending on the type of loan and our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 to 40 basis points per annum, also depending on our credit rating. As of September 30, 2020, we were in compliance with the applicable financial and operating covenants under the Corporate Credit Facility.
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
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625 percent and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480 percent and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000 percent and a floor strike rate of 1.8810 percent through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of September 30, 2020 and December 31, 2019. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.

The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments:

($ in millions)	2020	2019
Derivative instrument adjustment balance, January 1	$(21)	$(6)
Other comprehensive loss before reclassifications	(24)	(3)
Reclassification to Income Statement	—	—
Net other comprehensive loss	(24)	(3)
Derivative instrument adjustment balance, March 31	(45)	(9)
Other comprehensive loss before reclassifications	(1)	(13)
Reclassification to Income Statement	—	—
Net other comprehensive loss	(1)	(13)
Derivative instrument adjustment balance, June 30	(46)	(22)
Other comprehensive gain (loss) before reclassifications	3	(4)
Reclassification to Income Statement	—	—
Net other comprehensive loss	3	(4)
Derivative instrument adjustment balance, September 30	$(43)	$(26)
Convertible Notes
During 2017, we issued $230 million of aggregate principal amount of convertible senior notes (the “Convertible Notes”) that bear interest at a rate of 1.50 percent, payable in cash semi-annually. The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount. As of September 30, 2020, the effective interest rate was 4.7% and the remaining discount amortization period was 2.0 years.
The following table shows the net carrying value of the Convertible Notes.

($ in millions)	At September 30, 2020	At December 31, 2019
Liability component
Principal amount	$230	$230
Unamortized debt discount	(15)	(20)
Unamortized debt issuance costs	(2)	(3)
Net carrying amount of the liability component	$213	$207

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the Convertible Notes.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Contractual interest expense	$1	$1	$3	$2
Amortization of debt discount	1	2	5	5
Amortization of debt issuance costs	—	—	1	1
	$2	$3	$9	$8

Convertible Note Hedges and Warrants
In connection with the offering of the Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“Convertible Note Hedges”), initially covering a total of approximately 1.55 million shares of our common stock, and warrant transactions (“Warrants”), whereby we sold to the counterparties to the Convertible Note Hedges warrants to acquire approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share. As of September 30, 2020, no Convertible Note Hedges or Warrants have been exercised.
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
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 30, 2020, there were 75,250,627 shares of Marriott Vacations Worldwide common stock issued, of which 41,062,759 shares were outstanding and 34,187,868 shares were held as treasury stock. At December 31, 2019, there were 75,020,272 shares of Marriott Vacations Worldwide common stock issued, of which 41,582,096 shares were outstanding and 33,438,176 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 30, 2020 or December 31, 2019.
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2019	16,418,950	$1,258	$76.60
For the first three quarters of 2020	769,935	82	106.60
As of September 30, 2020	17,188,885	$1,340	$77.95
On July 30, 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. As of September 30, 2020, our Board of Directors had authorized the repurchase of an aggregate of up to 19.4 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, accelerated share repurchase agreements or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more trading plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of September 30, 2020, 1.9 million shares remained available for repurchase under the authorization approved by our Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice. Due to the impact of the COVID-19 pandemic, we temporarily suspended repurchasing shares of our common stock. Any future share repurchases will be subject to the restrictions imposed under the Waiver.

Dividends
We declared cash dividends to holders of common stock during the first three quarters of 2020 as follows:

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
Noncontrolling Interests
Property Owners’ Associations
We consolidate certain property owners’ associations under the voting interest model. Noncontrolling interests represents the portion of the property owners’ associations related to individual or third-party vacation ownership interest owners. Noncontrolling interests of $25 million and $12 million, as of September 30, 2020 and December 31, 2019, respectively, are included on our Balance Sheets as a component of equity.

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
The MVW Equity Plan is maintained for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock units (“RSUs”) of our common stock, (2) SARs relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of September 30, 2020, approximately 1.8 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service-based RSUs	$5	$4	$16	$13
Performance-based RSUs	4	3	3	6
ILG Acquisition Converted RSUs	1	2	2	8
	10	9	21	27
SARs	1	—	3	2
Stock options	—	—	—	—
	$11	$9	$24	$29
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At September 30, 2020	At December 31, 2019
Service-based RSUs	$23	$17
Performance-based RSUs	6	10
ILG Acquisition Converted RSUs	1	3
	30	30
SARs	2	1
Stock options	—	—
	$32	$31

Restricted Stock Units
We granted 268,652 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $90.11, to our employees and non-employee directors during the first three quarters of 2020. During the first three quarters of 2020, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 177,208 RSUs may be earned under the performance-based RSU awards granted during the first three quarters of 2020.
Stock Appreciation Rights
We granted 116,434 SARs, with a weighted average grant-date fair value of $29.63 and a weighted average exercise price of $96.82, to members of management during the first three quarters of 2020. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first three quarters of 2020:

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

The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at September 30, 2020:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,650	$—	$1,650
Interest receivable	12	—	12
Restricted cash	69	—	69
Total	$1,731	$—	$1,731
Consolidated Liabilities
Interest payable	$2	$—	$2
Securitized Debt	1,769	—	1,769
Total	$1,771	$—	$1,771
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the third quarter of 2020:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$59	$—	$59
Interest expense to investors	$14	$1	$15
Debt issuance cost amortization	$1	$1	$2
Administrative expenses	$1	$—	$1
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first three quarters of 2020:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$168	$18	$186
Interest expense to investors	$39	$4	$43
Debt issuance cost amortization	$5	$1	$6
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$371	$445
Principal receipts	360	355
Interest receipts	166	156
Reserve release	16	107
Total	913	1,063
Cash Outflows
Principal to investors	(370)	(379)
Voluntary repurchases of defaulted vacation ownership notes receivable	(69)	(35)
Voluntary clean-up call	(18)	(19)
Interest to investors	(37)	(36)
Funding of restricted cash	(20)	(93)
Total	(514)	(562)
Net Cash Flows	$399	$501
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
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$315	$181
Principal receipts	34	14
Interest receipts	17	13
Reserve release	2	1
Total	368	209
Cash Outflows
Principal to investors	(33)	(12)
Voluntary repurchases of defaulted vacation ownership notes receivable	(3)	—
Repayment of Warehouse Credit Facility	(300)	(228)
Interest to investors	(4)	(4)
Funding of restricted cash	(2)	(1)
Total	(342)	(245)
Net Cash Flows	$26	$(36)
Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California, that we currently manage as Marriott Vacation Club Pulse, San Francisco. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the property from the third-party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of September 30, 2020, our Balance Sheet reflected $2 million in Accounts Receivable, including a note receivable of less than $1 million, and $5 million in Other assets for a deposit related to the acquisition of a portion of this property. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $7 million as of September 30, 2020.

We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. We are required to purchase the completed property from the third-party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of September 30, 2020, our Balance Sheet reflected $22 million in Other assets for a deposit related to the acquisition of a portion of this property, and a note receivable of less than $1 million that is included in the Accounts receivable line. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $23 million as of September 30, 2020.
We have a commitment to purchase a property located in Waikiki, Hawaii. Refer to Footnote 11 “Contingencies and Commitments” for additional information on the commitment. If we are unable to negotiate a capital efficient inventory arrangement, we are committed to purchase the property, in its then current form, unless it has been sold to another party. The property is held by a VIE for which we are not the primary beneficiary as we do not control the operations of the VIE. Accordingly, we have not consolidated the VIE. As of September 30, 2020, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of less than $1 million. We believe that our maximum exposure to loss as a result of our involvement with this VIE is less than $1 million as of September 30, 2020.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At September 30, 2020, the value of the assets held in the rabbi trust was $45 million, which is included in the Other line within assets on our Balance Sheets.

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
Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Vacation Ownership	$571	$940	$1,884	$2,769
Exchange & Third-Party Management	71	111	236	351
Total segment revenues	642	1,051	2,120	3,120
Corporate and other	7	15	19	23
	$649	$1,066	$2,139	$3,143
Adjusted EBITDA and Reconciliation to Net (Loss) Income Attributable to Common Shareholders

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Adjusted EBITDA Vacation Ownership	$28	$195	$156	$570
Adjusted EBITDA Exchange & Third-Party Management	31	45	91	145
Reconciling items:
Corporate and other	(24)	(50)	(84)	(164)
Interest expense	(37)	(31)	(112)	(100)
Tax benefit (provision)	14	(10)	91	(50)
Depreciation and amortization	(30)	(33)	(93)	(106)
Share-based compensation expense	(11)	(9)	(24)	(29)
Certain items	(33)	(116)	(263)	(202)
Net (loss) income attributable to common shareholders	$(62)	$(9)	$(238)	$64
Assets

($ in millions)	At September 30, 2020	At December 31, 2019
Vacation Ownership	$6,936	$7,345
Exchange & Third-Party Management	974	1,162
Total segment assets	7,910	8,507
Corporate and other	1,101	707
	$9,011	$9,214
We conduct business globally, and our operations outside the United States represented approximately 8 percent and 12 percent of our revenues, excluding cost reimbursements, for the three months ended September 30, 2020 and September 30, 2019, respectively, and 10 percent and 11 percent of our revenues, excluding cost reimbursements, for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions. The Company cautions you that these statements are not guarantees and are subject to numerous risks and uncertainties, such as: the effects of the COVID-19 pandemic, including reduced demand for vacation ownership and exchange products and services, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions; the length and severity of the COVID-19 pandemic; the pace of recovery following the COVID-19 pandemic; competitive conditions; the availability of capital to finance growth, and other matters referred to under the heading “Risk Factors” contained herein and also in our most recent Annual Report on Form 10-K filed March 2, 2020, our Current Report on Form 8-K filed May 6, 2020, our Quarterly Report on Form 10-Q filed on May 22, 2020, and our Quarterly Report on Form 10-Q filed August 5, 2020, in each case with the U.S. Securities and Exchange Commission (the “SEC”), any of which could cause actual results to differ materially from those expressed in or implied in this press release. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
The risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K filed March 2, 2020, our Current Report on Form 8-K filed May 6, 2020, our Quarterly Report on Form 10-Q filed May 22, 2020, our Quarterly Report on Form 10-Q filed on August 5, 2020, and which may be discussed in subsequent Quarterly Reports on Form 10-Q or other filings with the SEC could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
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
As a result of the COVID-19 pandemic, on September 10, 2020, the Company approved a workforce reduction plan, which is currently expected to impact approximately 3,000 associates. In connection with this plan, the Company estimates that it will incur approximately $25 to $30 million in restructuring and related charges primarily related to employee severance and benefit costs, including a portion that is included in cost reimbursements.
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
Management and exchange expenses include costs to operate food and beverage outlets and other ancillary operations and to provide overall customer support services, including reservations, and certain transaction-based expenses relating to external exchange service providers.
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

	Nine Months Ended
	September 30, 2020	September 30, 2019
Average FICO score	731	736
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
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes and changes in expected credit losses related to acquired vacation ownership notes receivable. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of finance contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 43 percent in the third quarter of 2020 and 66 percent in the third quarter of 2019; the lower financing propensity in the third quarter of 2020 is due primarily to the various sales programs that incented cash purchases over financed purchases in the quarter, in response to the COVID-19 pandemic. We do not expect these cash purchase incentives to continue at the same level going forward.
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

	Nine Months Ended
	September 30, 2020	September 30, 2019
Historical default rates	4.9%	3.2%

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
In our Exchange & Third-Party Management segment, we offer vacation rental opportunities at managed properties through VRI, TPI, and Aqua-Aston Hospitality. We also offer vacation rental offers knows as Getaways to members of the Interval International Network and certain other membership programs. The offering of Getaways allows us to monetize excess availability of resort accommodations within the applicable exchange network, as well as provide additional vacation opportunities to members. Resort accommodations available as Getaways typically result from seasonal oversupply or underutilized space in the applicable exchange program, as well as resort accommodations specifically sourced for the Getaways program.
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
Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), owner use and exchange behavior. In addition, rental metrics may not correlate with rental revenues due to the requirement to report certain rental revenues net of rental expenses in accordance with ASC 978 (as discussed above). Further, as our ability to rent certain luxury and other inventory is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our Vacation Ownership segment units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a master unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas typically represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.
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
•Total contract sales include contract sales from the sale of vacation ownership products including joint ventures, and
•Consolidated contract sales exclude contract sales from the sale of vacation ownership products for non-consolidated joint ventures
•Development margin percentage;
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

Consolidated Results

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Sale of vacation ownership products	$98	$341	$409	$975
Management and exchange	176	238	548	708
Rental	56	135	209	432
Financing	64	72	206	209
Cost reimbursements	255	280	767	819
TOTAL REVENUES	649	1,066	2,139	3,143
EXPENSES
Cost of vacation ownership products	27	89	110	258
Marketing and sales	82	184	322	559
Management and exchange	102	136	317	392
Rental	74	92	245	269
Financing	24	22	85	65
General and administrative	32	57	121	188
Depreciation and amortization	30	33	93	106
Litigation charges	2	3	4	5
Restructuring	20	—	20	—
Royalty fee	23	27	72	79
Impairment	2	73	98	99
Cost reimbursements	255	280	767	819
TOTAL EXPENSES	673	996	2,254	2,839
(Losses) gains and other (expense) income, net	—	(5)	(42)	5
Interest expense	(37)	(31)	(112)	(100)
ILG acquisition-related costs	(11)	(32)	(44)	(94)
Other	—	1	(3)	1
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(72)	3	(316)	116
Benefit (provision) for income taxes	14	(10)	91	(50)
NET (LOSS) INCOME	(58)	(7)	(225)	66
Net income attributable to noncontrolling interests	(4)	(2)	(13)	(2)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(62)	$(9)	$(238)	$64
Operating Statistics
2020 Third Quarter

	Three Months Ended
(Contract sales $ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Vacation Ownership
Total contract sales	$141	$401	$(260)	(65%)
Consolidated contract sales	$140	$390	$(250)	(64%)
Exchange & Third-Party Management
Total active members at end of period (000's)(1)	1,536	1,701	(165)	(10%)
Average revenue per member(1)	$36.76	$40.89	$(4.13)	(10%)

_______________
(1)Only includes members of the Interval International exchange network.
2020 First Three Quarters

	Nine Months Ended
(Contract sales $ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Vacation Ownership
Total contract sales	$486	$1,164	$(678)	(58%)
Consolidated contract sales	$476	$1,130	$(654)	(58%)
Exchange & Third-Party Management
Total active members at end of period (000's)(1)	1,536	1,701	(165)	(10%)
Average revenue per member(1)	$108.44	$130.21	$(21.77)	(17%)
_______________
(1)Only includes members of the Interval International exchange network.
Revenues
2020 Third Quarter
The following table presents our revenues for the third quarter of 2020 compared to the third quarter of 2019.

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Vacation Ownership	$571	$940	$(369)	(39%)
Exchange & Third-Party Management	71	111	(40)	(36%)
Total Segment Revenues	642	1,051	(409)	(39%)
Consolidated Property Owners’ Associations	7	15	(8)	(61%)
Total Revenues	$649	$1,066	$(417)	(39%)
2020 First Three Quarters
The following table presents our revenues for the first three quarters of 2020 compared to the first three quarters of 2019.

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Vacation Ownership	$1,884	$2,769	$(885)	(32%)
Exchange & Third-Party Management	236	351	(115)	(33%)
Total Segment Revenues	2,120	3,120	(1,000)	(32%)
Consolidated Property Owners’ Associations	19	23	(4)	(18%)
Total Revenues	$2,139	$3,143	$(1,004)	(32%)

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
2020 Third Quarter

	Three Months Ended		Change
($ in millions)	September 30, 2020	September 30, 2019
Net loss attributable to common shareholders	$(62)	$(9)	$(53)
Interest expense	37	31	6
Tax (benefit) provision	(14)	10	(24)
Depreciation and amortization	30	33	(3)
EBITDA	(9)	65	(74)
Share-based compensation expense	11	9	2
Certain items	33	116	(83)
Adjusted EBITDA	$35	$190	$(155)
Certain items for the third quarter of 2020 consisted of $20 million of restructuring costs, $11 million of ILG acquisition-related costs, a $5 million loss and other expense related to the disposition of a formerly consolidated subsidiary, $2 million of purchase price adjustments, $2 million of litigation charges, $2 million of asset impairment charges, and $1 million of foreign currency translation losses, partially offset by $6 million of gains and other income related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado and $4 million related to the change in accrual for health and welfare costs for furloughed associates.
Certain items for the third quarter of 2019 consisted of $73 million of asset impairment charges, $33 million of acquisition charges (including $32 million of ILG acquisition-related costs and $1 million of other acquisition costs), $5 million of losses and other expense, $3 million of litigation charges, and $2 million of purchase price adjustments.

2020 First Three Quarters

	Nine Months Ended		Change
($ in millions)	September 30, 2020	September 30, 2019
Net (loss) income attributable to common shareholders	$(238)	$64	$(302)
Interest expense	112	100	12
Tax (benefit) provision	(91)	50	(141)
Depreciation and amortization	93	106	(13)
EBITDA	(124)	320	(444)
Share-based compensation expense	24	29	(5)
Certain items	263	202	61
Adjusted EBITDA	$163	$551	$(388)
Certain items for the first three quarters of 2020 consisted of $98 million of impairment charges, $44 million of ILG acquisition-related costs, $44 million of other charges (including $37 million related to the net sales reserve adjustment and $7 million related to an accrual for the health and welfare costs for furloughed associates), $42 million of losses and other expense, $20 million of restructuring costs, $4 million of purchase accounting adjustments, $4 million related to the charge for VAT penalties and interest (see offset included in indemnification below), $4 million of litigation charges, and $3 million of transaction costs related to our asset light inventory arrangements.
The $42 million of losses and other expense included $32 million related to a true-up to a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the Benefit (provision) for income taxes line), $25 million related to foreign currency translation, and a $5 million loss related to the disposition of a formerly consolidated subsidiary, partially offset by $6 million of gains and other income related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado, a $6 million receivable related to indemnification from Marriott International for certain VAT charges, $4 million related to net insurance proceeds from the final settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane, $3 million related to other insurance proceeds, and $1 million of miscellaneous gains and other income.
The reduction in share-based compensation expense in the first three quarters of 2020 includes a $4 million true-up for projected expense associated with our performance based share awards based upon the projected impact of the COVID-19 pandemic on financial metrics for the program.
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
Segment Adjusted EBITDA
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change
Vacation Ownership	$28	$195	$(167)
Exchange & Third-Party Management	31	45	(14)
Segment adjusted EBITDA	59	240	(181)
General and administrative	(27)	(50)	23
Consolidated property owners’ associations	3	—	3
Adjusted EBITDA	$35	$190	$(155)

2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change
Vacation Ownership	$156	$570	$(414)
Exchange & Third-Party Management	91	145	(54)
Segment adjusted EBITDA	247	715	(468)
General and administrative	(91)	(167)	76
Consolidated property owners’ associations	7	3	4
Adjusted EBITDA	$163	$551	$(388)
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change
Segment adjusted EBITDA	$28	$195	$(167)
Depreciation and amortization	(18)	(16)	(2)
Share-based compensation expense	(2)	(2)	—
Certain items	(9)	(77)	68
Segment financial results	$(1)	$100	$(101)
Certain items in the Vacation Ownership segment for the third quarter of 2020 consisted of $11 million of restructuring costs, $2 million of litigation charges, a $1 million asset impairment charge, and $1 million of purchase accounting adjustments, partially offset by $6 million of gains and other income related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado.
Certain items in the Vacation Ownership segment for the third quarter of 2019 consisted of $73 million of asset impairment charges, $2 million of purchase accounting adjustments, $2 million of litigation charges, and $1 million of acquisition costs, partially offset by $1 million of gains and other income.
2020 First Three Quarters

	Nine Months Ended		Change
($ in millions)	September 30, 2020	September 30, 2019
Segment adjusted EBITDA	$156	$570	$(414)
Depreciation and amortization	(54)	(50)	(4)
Share-based compensation expense	(4)	(6)	2
Certain items	(52)	(102)	50
Segment financial results	$46	$412	$(366)
Certain items in the Vacation Ownership segment for the first three quarters of 2020 consisted of $37 million related to the net sales reserve adjustment, $11 million of restructuring costs, $6 million of asset impairment charges, $4 million of litigation charges, $3 million related to transaction costs associated with our asset light inventory arrangements, and $3 million of purchase accounting adjustments, partially offset by $12 million of gains and other income, including $6 million of gains and other income related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado and $4 million related to net insurance proceeds from the final settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane.

Certain items in the Vacation Ownership segment for the first three quarters of 2019 consisted of $99 million of asset impairment charges, $7 million of purchase accounting adjustments, $4 million of litigation charges, and $1 million of acquisition costs, partially offset by $9 million of gains and other income.
Exchange & Third-Party Management
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change
Segment adjusted EBITDA	$31	$45	$(14)
Depreciation and amortization	(5)	(12)	7
Share-based compensation expense	—	—	—
Certain items	(10)	1	(11)
Segment financial results	$16	$34	$(18)
Certain items in the Exchange & Third-Party Management segment for the third quarter of 2020 consisted of a $5 million loss and other expense related to the disposition of a formerly consolidated subsidiary, $3 million of restructuring costs, $1 million of purchase accounting adjustments, and $1 million of asset impairment charges.
Certain items in the Exchange & Third-Party Management segment for the third quarter of 2019 consisted of $1 million of gains and other income.
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change
Segment adjusted EBITDA	$91	$145	$(54)
Depreciation and amortization	(14)	(36)	22
Non-cash share-based compensation expense	(1)	(2)	1
Certain items	(101)	—	(101)
Segment financial results	$(25)	$107	$(132)
Certain items in the Exchange & Third-Party Management segment for the first three quarters of 2020 consisted of $92 million of impairment charges (primarily Goodwill and Indefinite-Lived Intangibles as discussed further in Footnote 10 “Goodwill and Intangibles” of the Financial Statements), a $5 million loss and other expense related to the disposition of a formerly consolidated subsidiary, $3 million of restructuring costs, and $1 million of purchase accounting adjustments.
Certain items in the Exchange & Third-Party Management segment for the first three quarters of 2019 consisted of $1 million of purchase accounting adjustments, offset by $1 million of gains and other income.
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 17 “Business Segments” to our Financial Statements for further information on our segments.

Vacation Ownership

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Sale of vacation ownership products	$98	$341	$409	$975
Resort management and other services	82	120	267	369
Rental	46	122	180	384
Financing	64	71	204	206
Cost reimbursements	281	286	824	835
TOTAL REVENUES	571	940	1,884	2,769
EXPENSES
Cost of vacation ownership products	27	89	110	258
Marketing and sales	78	170	297	518
Resort management and other services	27	57	105	174
Rental	86	98	280	285
Financing	24	22	84	64
Depreciation and amortization	18	16	54	50
Litigation charges	2	2	4	4
Restructuring	11	—	11	—
Royalty fee	23	27	72	79
Impairment	1	73	6	99
Cost reimbursements	281	286	824	835
TOTAL EXPENSES	578	840	1,847	2,366
Gains and other income, net	6	1	12	9
Other	—	1	(3)	1
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	(1)	102	46	413
Net income attributable to noncontrolling interests	—	(2)	—	(1)
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1)	$100	$46	$412
Contract Sales
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Total consolidated contract sales	$140	$390	$(250)	(64%)
Joint venture contract sales	1	11	(10)	(89%)
Total contract sales	$141	$401	$(260)	(65%)
2020 First Three Quarters

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Total consolidated contract sales	$476	$1,130	$(654)	(58%)
Joint venture contract sales	10	34	(24)	(69%)
Total contract sales	$486	$1,164	$(678)	(58%)

Sale of Vacation Ownership Products
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Total contract sales	$141	$401	$(260)	(65%)
Less resales contract sales	(1)	(7)	6
Less joint venture contract sales	(1)	(11)	10
Consolidated contract sales, net of resales	139	383	(244)
Plus:
Settlement revenue	4	7	(3)
Resales revenue	1	3	(2)
Revenue recognition adjustments:
Reportability	(18)	(2)	(16)
Sales reserve	(10)	(33)	23
Other(1)	(18)	(17)	(1)
Sale of vacation ownership products	$98	$341	$(243)	(71%)
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Sale of vacation ownership products decreased $243 million due to $244 million of lower contract sales volumes and a $16 million favorable change in revenue reportability, partially offset by $23 million of lower sales reserve activity.
Lower contract sales performance was primarily due to the impact of the COVID-19 pandemic. In March 2020, all of our sales centers were closed in response to the pandemic. We began opening sales centers throughout the second and third quarters and, by the end of the third quarter, with the exception of our sales centers in Hawaii that remain closed as a result of government restrictions, only a handful of our smaller and key urban sales centers remain unopened.
Revenue reportability was negative in the third quarter of 2020 as a result of contract sales late in the third quarter of 2020 that will be recognized as revenue in the fourth quarter. However, given the low sales volumes in June 2020 due to the impact of the COVID-19 pandemic, we did not benefit from the shift of revenues from sales late in the second quarter into the third quarter.
The lower sales reserve recorded in the third quarter of 2020 reflects the lower overall contract sales in the quarter.

2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Total contract sales	$486	$1,164	$(678)	(58%)
Less resales contract sales	(9)	(23)	14
Less joint venture contract sales	(10)	(34)	24
Consolidated contract sales, net of resales	467	1,107	(640)
Plus:
Settlement revenue	12	19	(7)
Resales revenue	6	10	(4)
Revenue recognition adjustments:
Reportability	48	(40)	88
Sales reserve	(90)	(79)	(11)
Other(1)	(34)	(42)	8
Sale of vacation ownership products	$409	$975	$(566)	(58%)
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Sale of vacation ownership products decreased $566 million due to $640 million of lower contract sales volumes and $11 million of higher sales reserve activity, partially offset by an $88 million favorable change in revenue reportability.
The lower contract sales performance as well as the higher sales reserve activity were primarily due to the response to the COVID-19 pandemic. Contract sales and VPG as of March 13, 2020 were 10 percent and 11 percent higher, respectively, than the same period during the first quarter of 2019. However, as the virus continued to spread throughout the United States and as we began closing our sales centers during the second half of March, contract sales volumes declined significantly. In the second quarter of 2020, only eight of our sales centers were open and, by the end of the third quarter, with the exception of our sales centers in Hawaii that remain closed as a result of government restrictions, only a handful of our smaller and key urban sales centers remain unopened.
The higher sales reserve recorded in the first three quarters of 2020 reflects an estimate of future default activity to the extent our vacation ownership notes receivable portfolio performs similar to how it performed during the financial crisis of 2009 and 2010, offset partially by the lower contract sales in the first three quarters of 2020. We will continue to evaluate our estimate of future default activity and compare it to actual activity as we proceed throughout the year and may adjust our sales reserve based on changes in actual default activity and other factors.
Revenue reportability was significantly positive in the first three quarters of 2020 as a result of contract sales late in the fourth quarter of 2019 that we recognized as revenue in 2020. However, it was not fully offset by the shift of revenues from sales late in the third quarter into the fourth quarter, given the low sales volumes in September 2020 due to the impact of the COVID-19 pandemic.
Development Margin
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Sale of vacation ownership products	$98	$341	$(243)	(71%)
Cost of vacation ownership products	(27)	(89)	62	70%
Marketing and sales	(78)	(170)	92	54%
Development margin	$(7)	$82	$(89)	(109%)
Development margin decreased $89 million year-over-year. The change in margin reflected $82 million of lower sales volumes and lower marketing and sales spending due to the impact of the COVID-19 pandemic and $10 million of unfavorable revenue reportability year over year, partially offset by $3 million of favorable product cost true-up activity as compared to the prior year period.

2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Sale of vacation ownership products	$409	$975	$(566)	(58%)
Cost of vacation ownership products	(110)	(258)	148	57%
Marketing and sales	(297)	(518)	221	43%
Development margin	$2	$199	$(197)	(99%)
Development margin decreased $197 million year-over-year. The change in margin reflected $217 million of lower sales volumes and lower marketing and sales spending due to the impact of the COVID-19 pandemic and $55 million of higher sales reserve activity due primarily to higher estimated defaults as a result of the COVID-19 pandemic. These declines were partially offset by $61 million of favorable revenue reportability compared to the first three quarters of 2019 and $14 million of lower product costs, primarily due to lower revenue as a result of the sales reserve adjustment as well as a favorable mix of inventory being sold compared to the first three quarters of 2019.
Resort Management and Other Services Revenues, Expenses and Margin
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Management fee revenues	$37	$35	$2	4%
Ancillary revenues	17	57	(40)	(70%)
Other management and exchange revenues	28	28	—	3%
Resort management and other services revenues	82	120	(38)	(32%)
Resort management and other services expenses	(27)	(57)	30	53%
Resort management and other services margin	$55	$63	$(8)	(12%)
Resort management and other services margin percentage	67.2%	51.8%	15.4 pts
Resort management and other services revenues reflected lower ancillary revenues, including revenues from food and beverage and golf offerings, as a result of resort and ancillary outlet closings due to the COVID-19 pandemic, partially offset by higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system.
The decrease in resort management and other services margin reflected the decrease in resort management and other services revenues partially offset by lower ancillary expenses as a result of the lower ancillary revenues mentioned above.

2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Management fee revenues	$113	$108	$5	4%
Ancillary revenues	69	171	(102)	(60%)
Other management and exchange revenues	85	90	(5)	(4%)
Resort management and other services revenues	267	369	(102)	(28%)
Resort management and other services expenses	(105)	(174)	69	40%
Resort management and other services margin	$162	$195	$(33)	(17%)
Resort management and other services margin percentage	60.8%	52.8%	8.0 pts
Resort management and other services revenues reflected lower ancillary revenues, including revenues from food and beverage and golf offerings, and lower other revenues earned in conjunction with our exchange programs, all as a result of resort and ancillary outlet closings due to the COVID-19 pandemic. These declines were partially offset by higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system.
The decrease in the resort management and other services margin reflected the decrease in resort management and other services revenues partially offset by lower ancillary expenses as a result of the lower ancillary revenues mentioned above.
Rental Revenues, Expenses and Margin
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Rental revenues	$46	$122	$(76)	(62%)
Rental expenses	(86)	(98)	12	12%
Rental margin	$(40)	$24	$(64)	(265%)
Rental margin percentage	NM	19.7%

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Transient keys rented(1)	237,749	604,949	(367,200)	(61%)
Average transient key rate	$198.84	$220.28	$(21.44)	(10%)
Resort occupancy	24.5%	87.7%	(63.2 pts)
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
The decline in rental margin resulted from a decline in keys rented and a decline in average transient rate due to the COVID-19 pandemic. In response to quickly evolving travel restrictions and restrictions on business operations, beginning March 25, 2020, we closed our resorts for rental guests with stays at our branded North America vacation ownership resorts. In late May, as many government restrictions were beginning to be relaxed, we began reopening resorts to rental guests. Since the end of the second quarter, we have reopened more resorts to rental guests and expect rental revenues to continue to increase from current levels.

2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Rental revenues	$180	$384	$(204)	(53%)
Rental expenses	(280)	(285)	5	2%
Rental margin	$(100)	$99	$(199)	(200%)
Rental margin percentage	NM	25.9%

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Transient keys rented(1)	816,404	1,835,916	(1,019,512)	(56%)
Average transient key rate	$227.07	$229.95	$(2.88)	(1%)
Resort occupancy	53.8%	88.3%	(34.5 pts)
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
The decline in rental margin resulted from a decline in keys rented due to the COVID-19 pandemic. Rental margin as of the end of February 2020 was nearly $4 million higher than the comparable period of 2019. In response to quickly evolving travel restrictions and restrictions on business operations, beginning March 25, 2020, we closed our resorts for rental guests with stays at our branded North America vacation ownership resorts. In late May, as many government restrictions were beginning to be relaxed, we began reopening resorts to rental guests. Since the end of the second quarter, we have reopened more resorts to rental guests and expect rental revenues to continue to increase from current levels.
Financing Revenues, Expenses and Margin
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Financing revenues	64	71	(7)	(9%)
Financing expenses	(9)	(10)	1	9%
Consumer financing interest expense	(15)	(12)	(3)	(24%)
Financing margin	$40	$49	$(9)	(17%)
Financing propensity	42.9%	66.1%
Financing revenues decreased due to a $170 million decrease in the average net vacation ownership notes receivable balance resulting from the continued pay-down of the existing vacation ownership notes receivable portfolio without a corresponding increase from new loan originations. Financing expenses decreased due to lower salaries and wages associated with the furlough and reduced work week programs implemented as a result of the COVID-19 pandemic. Higher consumer financing interest expense resulted from higher overall securitized debt balances. The lower financing propensity in the third quarter of 2020 reflected the impact of the sales programs that incented cash purchases over financed purchases in the quarter.

2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Financing revenues	204	206	(2)	(1%)
Financing expenses	(40)	(24)	(16)	(66%)
Consumer financing interest expense	(44)	(40)	(4)	(10%)
Financing margin	$120	$142	$(22)	(16%)
Financing propensity	51.0%	63.4%

Financing revenues decreased due to higher plus point finance incentive costs in the first nine months related to financing incentive programs we offered prior to the COVID-19 pandemic. The higher financing expenses included $16 million related to the higher reserve on the acquired vacation ownership notes receivable balance due primarily to higher estimated defaults as result of the COVID-19 pandemic and higher technology related costs year over year, partially offset by lower salaries and wages associated with the furlough and reduced work week programs in the current year. Higher consumer financing interest expense resulted from higher overall securitized debt balances.
Litigation Charges
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Litigation charges	$2	$2	$—	(27%)
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Litigation charges	$4	$4	$—	(5%)
Royalty Fee
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Royalty fee	$23	$27	$(4)	(15%)
Royalty fee expense declined in the third quarter of 2020 as a result of lower contract closings due to the lower contract sales compared to the prior year quarter.
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Royalty fee	$72	$79	$(7)	(10%)
Royalty fee expense declined in the first three quarters of 2020 as a result of lower contract closings due to the lower contract sales compared to the prior year comparable period.

Depreciation and Amortization
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Depreciation and amortization	$18	$16	$2	8%
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Depreciation and amortization	$54	$50	$4	6%
Impairment
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Impairment	$1	$73	$(72)	(98%)
During the third quarter of 2020, we recorded a non-cash impairment of $1 million related to our Asia Pacific inventory as a result of the COVID-19 pandemic.
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Impairment	$6	$99	$(93)	(94%)
During the first three quarters of 2020, we recorded a non-cash impairment of $6 million related to our Asia Pacific inventory as a result of the COVID-19 pandemic.
During the first three quarters of 2019, we recorded a non-cash impairment of $26 million as a result of entering into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida for which the book value of the assets to be sold exceeded the sales price. This contract was subsequently terminated.
As a result of the ILG Acquisition, we performed a comprehensive review to evaluate the strategic fit of the land holdings and operating hotels in our Vacation Ownership segment. During the third quarter of 2019, we completed our evaluation and identified several assets for disposition. As a result of the change in our development strategy, we recorded a non-cash impairment charge of $72 million during the third quarter of 2019. We also recorded a non-cash impairment of $1 million related to an ancillary asset located at a Vacation Ownership segment property in Europe.

Cost Reimbursements
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Cost reimbursements	$281	$286	$(5)	(1%)
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Cost reimbursements	$824	$835	$(11)	(1%)
Gains / Losses and Other Income / Expense
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Gains and other income, net	$6	$1	$5	936%
In the third quarter of 2020, we recorded $6 million of gains and other income related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado.
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Gains and other income, net	$12	$9	$3	30%
In the first three quarters of 2020, we recorded $12 million of gains and other income including $6 million of gains and other income related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado and $4 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane.
In the first three quarters of 2019, we recorded $9 million of gains and other income related to net insurance proceeds from the settlement of Legacy-MVW business interruption insurance claims arising from prior year hurricanes.

Exchange & Third-Party Management

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Management and exchange	$49	$74	$160	$232
Rental	10	14	29	48
Financing	—	1	2	3
Cost reimbursements	12	22	45	68
TOTAL REVENUES	71	111	236	351
EXPENSES
Marketing and sales	4	14	25	41
Management and exchange	23	25	68	77
Rental	2	5	8	22
Financing	—	—	1	1
Depreciation and amortization	5	12	14	36
Restructuring	3	—	3	—
Impairment	1	—	92	—
Cost reimbursements	12	22	45	68
TOTAL EXPENSES	50	78	256	245
(Losses) gains and other (expense) income, net	(5)	1	(5)	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$16	$34	$(25)	$107
Management and Exchange Margin
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Management and exchange revenue	$49	$74	$(25)	(33%)
Management and exchange expense	(23)	(25)	2	6%
Management and exchange margin	$26	$49	$(23)	(47%)
Management and exchange margin percentage	53.0%	66.8%	(13.8 pts)
The decline in management and exchange revenue and margin reflected lower management fees, exchange activity and lower average exchange transaction fees at Interval International, primarily due to the closure of a large number of affiliated resorts, and the fact that additional resorts stopped taking reservations, in response to the COVID-19 pandemic. In addition, Aqua-Aston was negatively impacted by travel restrictions that significantly impacted the majority of their properties in Hawaii. Lower management and exchange expense reflected lower costs associated with the furlough and reduced work week programs and lower print and postage costs.
While exchange revenues were down in the quarter, exchange transactions increased 1 percent as compared to the prior year quarter reflecting customers’ more recent desire to travel and pent up demand. More than 90 percent of Interval International’s affiliated resorts had reopened as of the end of the third quarter (compared to the second quarter when nearly 1,300 resorts were either closed or not taking reservations).

2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Management and exchange revenue	$160	$232	$(72)	(30%)
Management and exchange expense	(68)	(77)	9	11%
Management and exchange margin	$92	$155	$(63)	(41%)
Management and exchange margin percentage	57.2%	66.9%	(9.7 pts)
The decline in management and exchange revenue and margin reflected lower exchange revenues and lower average exchange transaction fees at Interval International, primarily due to the closure of a large number of affiliated resorts, and the fact that additional resorts stopped taking reservations, in response to the COVID-19 pandemic. In addition, Aqua-Aston was negatively impacted by travel restrictions that significantly impacted the majority of their properties in Hawaii. Lower management and exchange expense reflected lower costs associated with the furlough and reduced work week programs and lower print and postage costs.
While exchange revenues were down in the first nine months, exchange transactions increased 1 percent in the third quarter as compared to the prior year quarter reflecting customers’ more recent desire to travel and pent up demand. More than 90 percent of Interval International’s affiliated resorts had reopened as of the end of the third quarter.
Rental Revenues, Expenses and Margin
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Rental revenues	$10	$14	$(4)	(28%)
Rental expenses	(2)	(5)	3	65%
Rental margin	$8	$9	$(1)	(11%)
Rental margin percentage	78.1%	54.9%	23.2 pts
The decline in rental revenue reflected lower Getaways program transactions and lower average Getaways program transaction fees driven by supply challenges in certain markets and fewer bookings into purchased inventory as well as cancellations and resort closures in response to the COVID-19 pandemic.
The decline in rental margin reflected the declines in rental revenue, partially offset by a reduction in space procurement costs resulting from fewer bookings into purchased inventory and adjustments for cancellations and resorts closing for rental stays in response to the COVID-19 pandemic.
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Rental revenues	$29	$48	$(19)	(41%)
Rental expenses	(8)	(22)	14	65%
Rental margin	$21	$26	$(5)	(19%)
Rental margin percentage	72.8%	53.4%	19.4 pts
The decline in rental revenue reflected lower Getaways program transactions and lower average Getaways program transaction fees as a result of resort closures in response to the COVID-19 pandemic.
The decline in rental margin reflected the declines in rental revenue, partially offset by a reduction in space procurement costs resulting from fewer bookings into purchased inventory and adjustments for cancellations and resorts closing for rental stays in response to the COVID-19 pandemic.

Impairment
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Impairment	$1	$—	$1	NM
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Impairment	$92	$—	$92	NM
During the first three quarters of 2020, we recorded a non-cash impairment charge of $92 million primarily related to a decrease in the fair value of Goodwill and certain trademarks resulting from the impact of the COVID-19 pandemic. See Footnote 10 “Goodwill and Intangibles” to our Financial Statements for additional information.
Gains / Losses and Other Income / Expense
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
(Losses) gains and other (expense) income, net	$(5)	$1	$(6)	NM
In the third quarter of 2020, we recorded a $5 million loss and other expense related to the disposition of a previously consolidated subsidiary.
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
(Losses) gains and other (expense) income, net	$(5)	$1	$(6)	NM
In the third quarter of 2020, we recorded a $5 million loss and other expense related to the disposition of a previously consolidated subsidiary.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, ILG acquisition-related costs and provision for income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Resort management and other services	$45	$44	$121	$107
Rental	—	(1)	—	—
Financing	—	—	—	—
Cost reimbursements	(38)	(28)	(102)	(84)
TOTAL REVENUES	7	15	19	23
EXPENSES
Resort management and other services	52	54	144	141
Rental	(14)	(11)	(43)	(38)
General and administrative	32	57	121	188
Depreciation and amortization	7	5	25	20
Litigation charges	—	1	—	1
Restructuring	6	—	6	—
Cost reimbursements	(38)	(28)	(102)	(84)
TOTAL EXPENSES	45	78	151	228
Losses and other expense, net	(1)	(7)	(49)	(5)
Interest expense	(37)	(31)	(112)	(100)
ILG acquisition-related costs	(11)	(32)	(44)	(94)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(87)	(133)	(337)	(404)
Benefit (provision) for income taxes	14	(10)	91	(50)
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	(73)	(143)	(246)	(454)
Net income attributable to noncontrolling interests	(4)	—	(13)	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(77)	$(143)	$(259)	$(455)

Consolidated Property Owners’ Associations
The following table illustrates the impact of the Consolidated Property Owners’ Associations of the acquired Legacy-ILG vacation ownership properties under the voting interest model, which represents the portion related to individual or third-party VOI owners.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Resort management and other services	$45	$44	$121	$107
Rental	—	(1)	—	—
Cost reimbursements	(38)	(28)	(102)	(84)
TOTAL REVENUES	7	15	19	23
EXPENSES
Resort management and other services	52	54	144	141
Rental	(14)	(11)	(43)	(38)
Cost reimbursements	(38)	(28)	(102)	(84)
TOTAL EXPENSES	—	15	(1)	19
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	7	—	20	4
Net income attributable to noncontrolling interests	(4)	—	(13)	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3	$—	$7	$3
General and Administrative
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
General and administrative	$32	$57	$(25)	(42%)
General and administrative expenses decreased $25 million due to $13 million of savings related to synergy efforts and lower costs associated with the furlough and reduced work week programs, $3 million related to lower bonus expense, a $5 million credit related to the incentive under the CARES Act for companies to continue paying associates' benefit costs while they are not working, and $4 million of lower net overall spending across the business on technology, travel, training and other costs that we have deferred due to the COVID-19 pandemic.
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
General and administrative	$121	$188	$(67)	(36%)
General and administrative expenses decreased $67 million due to $24 million of savings related to synergy efforts and lower costs associated with the furlough and reduced work week programs, $21 million related to lower bonus expense, an $11 million credit related to the incentive under the CARES Act for companies to continue paying associates' benefit costs while they are not working, and $18 million of lower net overall spending across the business on technology, travel, training and other costs that we have deferred due to the COVID-19 pandemic, partially offset by a $7 million accrual for health and welfare costs for furloughed associates.

Depreciation and Amortization
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Depreciation and amortization	$7	$5	$2	30%
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Depreciation and amortization	$25	$20	$5	24%
Gains / Losses and Other Income / Expense
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Losses and other expense, net	$(1)	$(7)	$6	87%
In the third quarter of 2020, we recorded a loss of $1 million driven mainly by foreign currency translation.
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Losses and other expense, net	$(49)	$(5)	$(44)	840%
In the first three quarters of 2020, we recorded a loss of $49 million, including $32 million for the true-up to an indemnification receivable from Marriott International as a result of the settlement of the indemnified liability with a taxing authority (the true-up to the offsetting accrual is included in the Benefit (provision) for income taxes line) and $24 million related to foreign currency translation, partially offset by $6 million of other income related to an indemnification from Marriott International for VAT penalties and interest.
Interest Expense
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Interest expense	$(37)	$(31)	$(6)	(22%)
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Interest expense	$(112)	$(100)	$(12)	(13%)

ILG Acquisition-Related Costs
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
ILG acquisition-related costs	$(11)	$(32)	$21	64%
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
ILG acquisition-related costs	$(44)	$(94)	$50	53%
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
Income Tax
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Benefit (provision) for income taxes	$14	$(10)	$24	248%
The change in the Benefit (provision) for income taxes is predominately attributable to benefits of the CARES Act and a pre-tax loss for the three months ended September 30, 2020 compared to pre-tax income for the three months ended September 30, 2019.
2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Benefit (provision) for income taxes	$91	$(50)	$141	281%
The increase in the Benefit (provision) for income taxes is predominately attributable to a pre-tax loss, a reduction in uncertain tax benefits predominately related to a settlement with a taxing authority (for which an offset of $32 million relating to an indemnification asset from Marriott International is recorded in Losses and other expense, net), and benefits of the CARES Act.
Noncontrolling Interest
2020 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Net income attributable to noncontrolling interests	$(4)	$—	$(4)	(1,483%)

2020 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change	% Change
Net income attributable to noncontrolling interests	$(13)	$(1)	$(12)	(877%)
Recent Accounting Pronouncements
See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.
Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand ($660 million at the end of the third quarter of 2020), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility with a borrowing capacity of $600 million.
As a precautionary measure to provide additional liquidity for a sustained period, during the second quarter of 2020, we issued $500 million in aggregate principal amount of senior secured notes and we amended our Warehouse Credit Facility to temporarily increase the borrowing capacity by approximately $181 million, bringing the total capacity to approximately $531 million. During the third quarter of 2020, we terminated the additional $181 million capacity of the Warehouse Credit Facility.
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
We took proactive measures to help increase our liquidity position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic. Measures currently in place include:
◦Reducing executive and senior leadership team salaries;
◦Furloughing, in the second quarter, approximately 65% of our associates and reducing work weeks by roughly 25%, on average, for our remaining associates. As of the end of the third quarter, approximately 45% of our associates remain on furlough or have a reduced work week or reduced pay.
◦Deferring inventory and other investments, substantially reducing other operating costs, and temporarily suspending share repurchases and dividends, all of which is expected to save up to $300 million of cash in 2020;
◦Approving a workforce reduction plan, which is currently expected to impact approximately 3,000 associates.
We began reopening our sales centers and allowing rentals / transient occupancy at our vacation ownership resorts in the second quarter of 2020 and have continued to do so to date. We believe these actions will enable us to generate additional revenue as we continue throughout 2020. However, even if we are required to close sales centers and limit rentals / transient occupancy at our resorts again, we believe we have adequate liquidity to fund our operations and debt service payments through at least 2021.
At September 30, 2020, we had $4.5 billion of total gross debt outstanding, which included $1.8 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $1.1 billion of senior unsecured notes, $0.9 billion of debt under our Corporate Credit Facility, $500 million of senior secured notes, $230 million of Convertible Notes and $9 million related to finance lease obligations.
At September 30, 2020, we had $751 million of completed real estate inventory on hand. In addition, we had $173 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and held for sale as vacation ownership products.

The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$158	$180
Investing activities	(24)	1
Financing activities	195	(290)
Effect of change in exchange rates on cash, cash equivalents and restricted cash	(2)	—
Net change in cash, cash equivalents and restricted cash	$327	$(109)
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
In the first three quarters of 2020, we had $158 million of cash inflows for operating activities, compared to $180 million in the first three quarters of 2019. Excluding the impact of changes in net (loss) income and adjustments for non-cash items, the change in cash flows from operations reflected lower operational expenses combined with lower sales and rentals deposits due to the COVID-19 pandemic, partially offset by lower inventory spending and higher collections of outstanding vacation ownership notes receivable.
In addition to net (loss) income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending (In Excess of) Less Than Cost of Sales

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019
Inventory spending	$(88)	$(201)
Purchase of vacation ownership units for future transfer to inventory	(61)	—
Inventory costs	86	211
Inventory spending (in excess of) less than cost of sales	$(63)	$10
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
Our spending for real estate inventory in the first three quarters of 2020 was higher than the amount of real estate inventory costs given the timing of payments to satisfy our remaining commitments to purchase vacation ownership units. We entered into these commitments in prior periods as part of our capital efficient strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding our remaining commitments. Given the impact of the COVID-19 pandemic, we significantly reduced our planned inventory spending beginning in the second quarter of 2020.
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
Vacation Ownership Notes Receivable Collections In Excess of (Less Than) Originations

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019
Vacation ownership notes receivable collections — non-securitized	$180	$134
Vacation ownership notes receivable collections — securitized	307	328
Vacation ownership notes receivable originations	(265)	(681)
Vacation ownership notes receivable collections in excess of (less than) originations	$222	$(219)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the first three quarters of 2020, as compared to the first three quarters of 2019, due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the first three quarters of 2020 decreased due to lower sales in the first three quarters of 2020 due to the COVID-19 pandemic and a lower financing propensity. Financing propensity declined to 51 percent for the first three quarters of 2020 compared to 63 percent for the first three quarters of 2019 as a result of the various sales programs that incented cash purchases over financed purchases in the quarter, in response to the COVID-19 pandemic.
Cash from Investing Activities

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019
Capital expenditures for property and equipment (excluding inventory)	$(36)	$(32)
Proceeds from collection of notes receivable	—	38
Purchase of company owned life insurance	(3)	(5)
Dispositions, net	15	—
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	$(24)	$1
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
In the first three quarters of 2020, capital expenditures for property and equipment of $36 million included $33 million to support business operations (including $21 million for ancillary and other operations assets and $12 million for sales locations) and $3 million for technology spending. Given the impact of the COVID-19 pandemic, we significantly reduced our planned spending for property and equipment beginning with the second quarter of 2020.
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
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. We paid $3 million to acquire these policies during the first three quarters of 2020 and $5 million during the first three quarters of 2019.
Dispositions, net
Dispositions of $15 million during the first three quarters of 2020 related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado as part of our strategic decision to reduce holdings in markets where we have excess supply. See discussion included in Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for additional information.
We did not have any significant dispositions of property and assets during the first three quarters of 2019.
Cash from Financing Activities

	Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019
Borrowings from securitization transactions	$690	$631
Repayment of debt related to securitization transactions	(793)	(673)
Proceeds from debt	1,166	495
Repayments of debt	(703)	(308)
Finance lease payment	(10)	(11)
Debt issuance costs	(14)	(11)
Repurchase of common stock	(82)	(342)
Payment of dividends	(45)	(61)
Payment of withholding taxes on vesting of restricted stock units	(14)	(11)
Other, net	—	1
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	$195	$(290)
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
As of September 30, 2020, $62 million of gross vacation ownership notes receivable were eligible for securitization.
During the first three quarters of 2020, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The total carrying amount of the vacation ownership notes receivable securitized was $372 million. The average advance rate was 85 percent, which resulted in total gross proceeds of $315 million. Total net proceeds were $313 million due to the funding of reserve accounts of $2 million.

During the third quarter of 2020, we completed the securitization of a pool of $383 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $375 million in vacation ownership loan backed notes from the 2020-1 LLC. Four classes of vacation ownership loan backed notes were issued by the 2020-1 LLC: $238 million of Class A Notes, $72 million of Class B Notes, $44 million of Class C Notes, and $21 million of Class D Notes. The Class A Notes have an interest rate of 1.74 percent, the Class B Notes have an interest rate of 2.73 percent, the Class C Notes have an interest rate of 4.21 percent, and the Class D Notes have an interest rate of 7.14 percent, for an overall weighted average interest rate of 2.53 percent. Of the $375 million in proceeds from the transaction, $300 million was used to repay all outstanding amounts previously drawn under the Warehouse Credit Facility, $7 million was used to pay transaction expenses and fund required reserves, and the remainder will be used for general corporate purposes.
During the second quarter of 2019, we completed the securitization of a pool of $459 million of vacation ownership notes receivable. In connection with the securitization, investors purchased $450 million in vacation ownership loan backed notes from the 2019-1 LLC in a private placement. Three classes of vacation ownership loan backed notes were issued by the 2019-1 LLC: $350 million of Class A Notes, $67 million of Class B Notes, and $33 million of Class C Notes. The Class A Notes have an interest rate of 2.89 percent, the Class B Notes have an interest rate of 3.00 percent, and the Class C Notes have an interest rate of 3.33 percent, for an overall weighted average interest rate of 2.94 percent.
During the first three quarters of 2019, we also securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $213 million. The advance rate was 85 percent, which resulted in gross proceeds of $181 million. Net proceeds were $180 million due to the funding of reserve accounts of $1 million.
Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
During the first three quarters of 2020, we borrowed an additional $666 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs and to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic. We later repaid $696 million during the first three quarters of 2020 and had no amounts outstanding as of September 30, 2020. During the first three quarters of 2020, we also repaid $7 million of the amount outstanding under the Term Loan, which is part of our Corporate Credit Facility.
In the second quarter of 2020, we issued the 2025 Notes, as discussed in Footnote 13 “Debt” to our Financial Statements. The 2025 Notes are pari passu with and secured by the same collateral as our Corporate Credit Facility. After deducting offering expenses and the underwriting discount, we received net proceeds of approximately $493 million from the offering of the 2025 Notes, which we used to repay all amounts outstanding at that time on our Revolving Corporate Credit Facility.
During the first three quarters of 2019, we borrowed $495 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, $270 million of which was repaid during the first three quarters of 2019, and we had $225 million outstanding as of September 30, 2019. During the first three quarters of 2019, we also repaid $7 million of the amount outstanding under the Term Loan.
See Footnote 13 “Debt” to our Financial Statements for additional information regarding our Corporate Credit Facility that includes our Revolving Corporate Credit Facility and the Term Loan.
Finance Lease Payment
During the first three quarters of 2020, in conjunction with the acquisition of the 57 completed vacation ownership units at our Marriott Vacation Club Pulse, New York City property, we made finance lease payments of $7 million related to the purchase of the accompanying ancillary and office space. Additionally, we paid $3 million related to our finance lease obligations for technology and business operations equipment.
During the first three quarters of 2019, in conjunction with the acquisition of the 78 completed vacation ownership units at our Marriott Vacation Club Pulse, San Francisco property, we acquired the accompanying sales gallery for $10 million.
Debt Issuance Costs
During the first three quarters of 2020, we paid $14 million of debt issuance costs, which included $7 million associated with the 2025 Notes, $5 million associated with the 2020-1 vacation ownership notes receivable securitization, $1 million associated with the Waiver and $1 million associated with the amendment of our Warehouse Credit Facility.

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
Share Repurchase Program
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2019	16,418,950	$1,258	$76.60
For the first three quarters of 2020	769,935	82	106.60
As of September 30, 2020	17,188,885	$1,340	$77.95
See Footnote 14 “Shareholders' Equity” to our Financial Statements for further information related to our share repurchase program. Due to the impact of the COVID-19 pandemic, we temporarily suspended repurchasing shares of our common stock. Future share repurchases will be subject to the restrictions imposed under the Waiver.
Dividends
We distributed cash dividends to holders of common stock during the first three quarters of 2020 as follows:

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

Supplemental Guarantor Information
The 2026 Notes and 2028 Notes are guaranteed by MVWC, Marriott Ownership Resorts, Inc. (“MORI”), and certain other subsidiaries whose voting securities are wholly owned directly or indirectly by MORI (such subsidiaries collectively, the “Senior Notes Guarantors”). These guarantees are full and unconditional and joint and several. The guarantees of the Senior Notes Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions.
The following tables present consolidating financial information as of September 30, 2020 and for the nine months ended September 30, 2020 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of September 30, 2020
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$65	$428	$70	$97	$—	$660
Restricted cash	—	18	20	330	—	368
Accounts receivable, net	72	46	57	110	(13)	272
Vacation ownership notes receivable, net	—	101	96	1,716	—	1,913
Inventory	—	296	369	96	—	761
Property and equipment	—	219	347	243	—	809
Goodwill	—	—	2,817	—	—	2,817
Intangibles, net	—	—	907	56	—	963
Investments in subsidiaries	2,725	4,362	—	—	(7,087)	—
Other	45	104	207	138	(46)	448
Total assets	$2,907	$5,574	$4,890	$2,786	$(7,146)	$9,011

Accounts payable	$35	$42	$44	$23	$(1)	$143
Advance deposits	—	73	59	22	—	154
Accrued liabilities	—	77	155	99	(11)	320
Deferred revenue	—	6	148	338	(4)	488
Payroll and benefits liability	1	112	55	17	—	185
Deferred compensation liability	—	96	20	1	—	117
Securitized debt, net	—	—	—	1,769	(18)	1,751
Debt, net	213	2,465	1	1	—	2,680
Other	—	43	118	23	—	184
Deferred taxes	—	111	175	20	—	306
MVW shareholders' equity	2,658	2,549	4,115	448	(7,112)	2,658
Noncontrolling interests	—	—	—	25	—	25
Total liabilities and equity	$2,907	$5,574	$4,890	$2,786	$(7,146)	$9,011

	As of December 31, 2019
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$84	$65	$138	$—	$287
Restricted cash	—	21	57	336	—	414
Accounts receivable, net	73	77	81	96	(4)	323
Vacation ownership notes receivable, net	—	149	255	1,829	—	2,233
Inventory	—	295	440	124	—	859
Property and equipment	—	213	259	246	—	718
Goodwill	—	—	2,892	—	—	2,892
Intangibles, net	—	—	966	61	—	1,027
Investments in subsidiaries	3,193	4,729	—	—	(7,922)	—
Other	39	91	232	134	(35)	461
Total assets	$3,305	$5,659	$5,247	$2,964	$(7,961)	$9,214

Accounts payable	$66	$92	$117	$12	$(1)	$286
Advance deposits	—	75	88	24	—	187
Accrued liabilities	4	104	195	106	(12)	397
Deferred revenue	—	5	92	337	(1)	433
Payroll and benefits liability	5	97	62	22	—	186
Deferred compensation liability	—	93	16	1	—	110
Securitized debt, net	—	—	—	1,871	—	1,871
Debt, net	207	2,002	7	—	—	2,216
Other	4	36	138	19	—	197
Deferred taxes	—	108	162	30	—	300
MVW shareholders' equity	3,019	3,047	4,370	530	(7,947)	3,019
Noncontrolling interests	—	—	—	12	—	12
Total liabilities and equity	$3,305	$5,659	$5,247	$2,964	$(7,961)	$9,214
Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2020
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$265	$1,320	$577	$(23)	$2,139
Expenses	(13)	(486)	(1,493)	(486)	23	(2,455)
Benefit (provision) for income taxes	3	43	55	(10)	—	91
Equity in net (loss) income of subsidiaries	(228)	(15)	—	—	243	—
Net income (loss)	(238)	(193)	(118)	81	243	(225)
Net income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
Net income (loss) attributable to common shareholders	$(238)	$(193)	$(118)	$68	$243	$(238)

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of September 30, 2020:

		Payments Due by Period
($ in millions)	Total	Remainder of 2020	Years 2021 - 2022	Years 2023 - 2024	Thereafter
Contractual Obligations
Debt(1)	$5,451	$84	$966	$712	$3,689
Purchase obligations(2)	432	29	346	54	3
Operating lease obligations	244	8	48	38	150
Finance lease obligations(3)	9	1	6	1	1
Other long-term obligations(4)	34	7	18	5	4
Total contractual obligations	$6,170	$129	$1,384	$810	$3,847
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than changes in control over financial reporting to integrate the business we acquired in the ILG Acquisition. As previously disclosed, during the first quarter of 2020, we implemented a new enterprise-wide human resources information system and we transitioned the U.S.-based Legacy-ILG associates to our U.S. payroll service provider. Subsequent to the end of the period covered by this Quarterly Report on Form 10-Q, we replaced our U.S. payroll service provider with new functionality provided by our enterprise-wide human resources information system supported by internal processes.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), other than as disclosed in our Current Report on Form 8-K filed on May 6, 2020, our Quarterly Report on Form 10-Q filed on May 22, 2020, and our Quarterly Report on Form 10-Q filed on August 5, 2020. The COVID-19 pandemic has heightened, and in some cases, manifested, certain of the risks we normally face in our business, including those disclosed in the 2019 Annual Report, as updated by the risk factors disclosed in our Current Report on Form 8-K filed on May 6, 2020, our Quarterly Report on Form 10-Q filed on May 22, 2020, and our Quarterly Report on Form 10-Q filed on August 5, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Due to the impact of the COVID-19 pandemic, we temporarily suspended repurchasing shares of our common stock in April 2020. Any further share repurchases will be subject to the restrictions imposed under the Waiver.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2020 – July 31, 2020	—	$—	—	1,924,968
August 1, 2020 – August 31, 2020	—	$—	—	1,924,968
September 1, 2020 – September 30, 2020	—	$—	—	1,924,968
Total	—	$—	—	1,924,968
_________________________
(1)On July 30, 2019, our Board of Directors authorized the extension of the duration of our existing share repurchase program to December 31, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. As of September 30, 2020, our Board of Directors had authorized the repurchase of an aggregate of up to 19.4 million shares of our common stock under the share repurchase program since the initiation of the program in October 2013.

Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Indenture, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	8/23/2018
4.5	First Supplemental Indenture, dated September 1, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.7	9/5/2018
4.6	Second Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.6	3/2/2020
4.7	Third Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.7	3/2/2020
4.8	Form of 6.500% Senior Note due 2026 (included as Exhibit A to Exhibit 4.4 above)		8-K	4.1	8/23/2018
4.9	Registration Rights Agreement, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	4.3	8/23/2018
4.10	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.11	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.12	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.13	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellow Trust Company, N.A., as trustee		10-K	4.13	3/2/2020

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.14	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	10/1/2019
4.15	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.16	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.17	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.16)		8-K	4.2	5/15/2020
10.1	Waiver to Credit Agreement, dated as of May 14, 2020, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the Revolving Credit Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.3	5/15/2020
22.1	List of the Issuer and its Guarantor Subsidiaries	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date: November 5, 2020	/s/ Stephen P. Weisz
Stephen P. Weisz
President and Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
Executive Vice President and Chief Financial and Administrative Officer