Form 10-K
period 2020-12-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2021-03-01
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2020, was $3,305,237,101. There were 41,197,482 shares of common stock outstanding as of February 19, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
In March 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a global pandemic (“COVID-19,” “the COVID-19 pandemic,” “the pandemic,” or “the virus”). The changes arising from the effects of the COVID-19 pandemic on the global economic landscape, outlook and, in particular, the travel and hospitality industries, have been swift and unexpected. The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets. We discuss the impacts of the COVID-19 pandemic and its potential future implications throughout this report; however, the COVID-19 pandemic is evolving and its potential impact on our business in the future remains uncertain.
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

Fiscal Year	Fiscal Year-End Date	Number of Days
2020	December 31, 2020	366
2019	December 31, 2019	365
2018	December 31, 2018	365
2017	December 31, 2017	366
2016	December 30, 2016	364

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
We make forward-looking statements throughout this Annual Report, including in, among others, the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the COVID-19 pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees and are subject to numerous risks and uncertainties, such as: the effects of the COVID-19 pandemic, including reduced demand for vacation ownership and exchange products and services, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions; the length and severity of the COVID-19 pandemic, including to the extent it is or may be impacted by vaccines; the pace of recovery following the COVID-19 pandemic; competitive conditions; the availability of capital to finance growth, and other matters referred to under the heading “Risk Factors” contained herein. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. You should not put undue reliance on any forward-looking statements in this Annual Report. We do not have any intention or obligation to update forward-looking statements after the date of this Annual Report, except as required by law.
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

	2020
($ in millions)	Segment Revenue	% of Segment Revenue
Vacation Ownership	$2,530	89%
Exchange & Third-Party Management	309	11%
Total Segment Revenue	$2,839	100%

Impact of COVID-19 Pandemic
Our results of operations from 2020 include impacts related to the COVID-19 pandemic, which have been significantly adverse for our business and our industry. We continue to closely monitor and actively manage the ongoing effects of the COVID-19 pandemic on our business and operations, and to adapt our operations.
Vacation Ownership
We experienced an adverse impact on occupancy in our Vacation Ownership business beginning in mid-March 2020, which quickly accelerated later that month and continued throughout the remainder of 2020. In response to quickly evolving travel restrictions and restrictions on business operations, we closed all of our sales centers in March 2020, and beginning on March 25, 2020, we closed our resorts for rental guests with stays at our branded North America vacation ownership resorts. Due to low occupancy rates and based on various governmental mandates and advisories, we completely closed several of our resorts and reduced operations and amenities at our resorts that remained open. The closure of our sales centers and low occupancy levels led to a material decrease in contract sales and rental revenues from our vacation ownership business beginning in the second quarter.
In late-May, as many government restrictions were beginning to be relaxed, owner occupancy at our resorts began to grow and we began reopening resorts to rental guests; over 95 percent of our vacation ownership resorts had reopened to owners and rental guests by December 31, 2020. We reopened certain sales centers in June and opened additional sales centers in July and throughout the rest of the year. As of December 31, 2020, over 80 percent of our sales centers had re-opened. Extended or further closures of our sales centers may be required if demand declines again or if we are again impacted by government regulations requiring resort closures or restricting travel.
Exchange & Third-Party Management
In our Exchange & Third-Party Management business, the closures of certain affiliated resorts and managed properties had a significant adverse impact on our business beginning at the end of the first quarter of 2020. A large number of resorts closed or ceased taking reservations, leading to a decrease in management and exchange revenues. As of December 31, 2020, over 90 percent of those affiliated resorts and managed properties had reopened or resumed taking reservations. Our Aqua-Aston business was materially adversely affected by travel restrictions, as most of its managed properties are located in Hawaii. Further resort and property closures may be required if demand declines again or if we are again impacted by government regulations requiring resort closures or restricting travel. Starting at the end of the first quarter of 2020, the COVID-19 pandemic depressed, and continues to depress, the demand for vacation rentals due to “stay-at-home” recommendations or requirements, quarantines, and the reluctance of consumers to travel.
Liquidity
In late-March 2020, we drew down the remaining capacity of our $600 million Revolving Corporate Credit Facility (as defined in Footnote 17 “Debt” to our Financial Statements). We issued $500 million of senior secured debt in May 2020, which we used to repay amounts outstanding on our Revolving Corporate Credit Facility. As of December 31, 2020, we had $524 million in cash and cash equivalents on hand, and $597 million of availability under our Revolving Corporate Credit Facility. Subsequent to the end of 2020, we issued $575 million of convertible senior notes in order to help finance our recently announced acquisition of Welk Resorts.
Other Measures
In addition to accessing the capital markets, we also bolstered our liquidity through cost reduction. These efforts included reducing capital expenditures; suspending hiring and salary increases; reducing executive and other associate salaries; implementing furloughs and reduced work weeks for most of our associates; and modifying vendor and supplier payment terms where possible. Certain of these cost reduction efforts are still in place and we continue to implement these and other cost saving measures as the situation evolves.
As a result of the COVID-19 pandemic, in September 2020 a workforce reduction plan was approved. Approximately 3,000 associates were impacted beginning in November 2020. During 2020 we incurred $25 million in restructuring and related charges, primarily related to employee severance and benefit costs, excluding a portion that is included in cost reimbursements, and expect to incur an additional $5 million to $10 million in 2021.
Additionally, we implemented temporary adjustments to our cancellation policies for near-term travel for customers who were unable or unwilling to travel due to the COVID-19 pandemic during the first quarter of 2020 and continued these adjustments throughout the remainder of 2020.

Health and Safety Measures
In response to the pandemic, we implemented a comprehensive, enhanced cleaning protocol entitled “Next Level of Clean” beginning in 2020 across our seven vacation ownership brands throughout the U.S., Caribbean, Europe, and Asia. The protocol utilizes enhanced cleaning materials and technologies, including electrostatic sprayers, micro-misting sanitation machines, and hospitality grade supplies. Our enhanced cleaning protocols reflect elevated cleanliness standards, cleaning frequency, and hospitality norms across our vacation ownership brands. Our new enhanced cleaning program was a result of collaboration with leaders in cleaning, hygiene, air purification and infection prevention services. These protocols also extend to our sales galleries for our vacation ownership brands, where, in addition to implementation of the new cleanliness standards and protocols, new practices have been implemented to provide presentations in a manner to allow for social distancing.
Additionally, we established safe work environment protocols for all associates across all brands and businesses. For associates, the guidelines establish protocols that implement a work environment that takes into account the health and well-being of our associates and regulations, laws, and recommendations from government authorities and health officials. Associates across all brands and businesses go through daily temperature screens and are given personal protective equipment, including facemasks, which are required to be worn in common areas and when social distancing is not possible.
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
The Vacation Ownership Industry
The vacation ownership industry (also known as the timeshare industry) enables customers to share ownership and use of fully-furnished vacation accommodations. Typically, a purchaser acquires an interest (known as a “vacation ownership interest” or a “VOI”) that is either a real estate ownership interest (known as a “timeshare estate”) or a contractual right-to-use interest (known as a “timeshare license”) in a single resort or a collection of resort properties. In the United States, most vacation ownership products are sold as timeshare estates, which can be structured in a variety of ways, including a deeded real estate interest in a specified accommodation unit, an undivided interest in a building or an entire resort, or a beneficial interest in a trust that owns one or more resort properties. By purchasing a vacation ownership interest, owners make a commitment to vacation. For many purchasers, vacation ownership provides an attractive alternative to traditional lodging accommodations (such as hotels, resorts and condominium rentals). In addition to avoiding the volatility in room rates to which traditional lodging customers are subject, vacation ownership purchasers also enjoy accommodations that are, on average, more than twice the size of traditional hotel rooms and typically have more features, such as kitchens and separate living areas. Purchasers who might otherwise buy a second home find vacation ownership a preferable alternative because it is more affordable and reduces maintenance and upkeep concerns.
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
To enhance the flexibility and appeal of their products, many vacation ownership developers affiliate their projects with vacation ownership exchange service providers so that owners may exchange their rights to use the developer’s resorts in which they have purchased an interest for accommodation at other resorts in the exchange service provider’s broader network of properties. The two leading exchange service providers are Interval International, our subsidiary, and RCI, LLC, a subsidiary of Travel + Leisure Co. (formerly known as Wyndham Destinations, Inc.) (“RCI”). Interval International’s network includes nearly 3,200 resorts, and RCI’s network includes over 6,000 affiliated resorts, as identified on RCI’s website.
According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2019, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing more than 200,000 units. According to ARDA, sales in the U.S. market were approximately $10.5 billion in 2019. We believe there is considerable potential for further growth in the industry both in the U.S. and globally.
License Agreements and Intellectual Property
    In connection with the Marriott Spin-Off, we entered into a License, Services, and Development Agreement (the “Marriott License Agreement”) with Marriott International and a License, Services, and Development Agreement (the “Ritz-Carlton License Agreement”) with The Ritz-Carlton Hotel Company, a subsidiary of Marriott International. Under these long-term license agreements that expire in 2090, we are granted the exclusive right, for the terms of the license agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business, and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business.
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

Business Strategy
Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. To achieve this goal, we are pursuing the following initiatives:
Drive profitable revenue growth
We intend to continue to generate growth in vacation ownership sales by leveraging our globally recognized brand names and targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations. We expect to continue to generate growth through our integrated platform that provides exclusive access to the world-class loyalty programs of Marriott International and Hyatt. We will also continue to focus on our over 650,000 owner families around the world. We are concentrating on growing our tour flow cost effectively as we seek to grow first-time buyer tours through our strategy that emphasizes new sales locations and new marketing channels, including digital and social media marketing. As the vacation ownership business continues to grow sales and we add new resorts, our vacation ownership revenue streams from consumer financing, management fees, rentals and ancillary services are expected to grow.
We also plan to grow our recurring revenues which tend to be less capital intensive than sales of vacation ownership. Our recurring revenues include management of resorts and owners’ associations, financing revenues, and membership, club and other revenues in both our Vacation Ownership and Exchange & Third-Party Management segments. These revenues generally are more predictable due to the relatively fixed nature of resort operating expenses and, in the case of management and exchange revenues, contractual agreements that typically span many years and are often automatically renewable. Financing revenues are relatively stable as the majority of these revenues generated in any given year come from prior year note originations.
Maximize cash flow and optimize our capital structure, including by selectively pursuing capital efficient vacation ownership deal structures
Through the use of our points-based products, we are able to more closely match inventory investment with sales pace, thereby generating strong cash flows over time. Limiting the amount of completed inventory on hand and pursuing capital efficient vacation ownership inventory arrangements enable us to reduce the maintenance fees that we pay on unsold inventory and improve returns on invested capital and liquidity. In addition, we reacquire previously sold vacation ownership interests at lower costs than would be required to develop new inventory which increases margins on our sales of vacation ownership interests.
We expect to maintain an attractive leverage profile. We intend to meet our ongoing liquidity needs through cash on hand, operating cash flow, our $600 million revolving credit facility (the “Revolving Corporate Credit Facility”), our $350 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”), and continued access to the asset-backed securities (“ABS”) term financing market. We believe this will enable us to maintain a level of liquidity that provides financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning excess capital to shareholders.
Enhance digital capabilities
A key area of focus for us is the expansion of digital tools to drive more efficient digital marketing and enhance user experience for our owners and members of our exchange and other membership programs. We intend to build efficiencies in our cost of delivery of marketing and to enhance the experience of our owners by seeking new data driven approaches and enhancing digital tools.
Focus on the satisfaction of our owners, members, and guests as well as the engagement of our associates
We provide high-quality vacation experiences to our owners, members, and guests around the world and we believe that maintaining a high level of engagement across all of our customer groups is key to our success. We intend to maintain and improve their satisfaction with our products and services, which drives incremental sales as customers choose to spend more time at our resorts. Because our owners, members, and guests are our most cost-effective vacation ownership sales channels, we intend to continue to leverage our strong customer satisfaction to drive higher margin sales volumes. We intend to provide innovative offerings in new destinations to meet the needs of current and future customers and intend to develop new offerings to attract the next generation of travelers looking for a greater variety of experiences with the high quality standards expected from brands they trust.
Engaging our associates in the success of our business continues to be one of our long-term core strategies. We understand the connection between the engagement of our associates and the satisfaction and engagement of our owners, members, and guests. At the heart of our culture is the belief that if we take care of our associates, they will take care of our owners, members, and guests and the owners, members, and guests will return again and again.

Transform our business in connection with the integration of the ILG Acquisition
As we continue to further integrate the ILG businesses, we are simultaneously working to develop new growth channels and streamline our business processes through technology. We are focused on integrating functions, leveraging strengths across our businesses, and pursuing transformational opportunities that can further differentiate us from our competitors. We intend to advance our company analytics to encourage greater points utilization and usage of our exchange and travel products, provide enhanced resort experiences, and create more relevant and high value targeted leads for tour offers and vacation options. This is a multi-year process that is designed to achieve cost savings synergies and increase revenue opportunities.
Selectively pursue compelling new business opportunities
We are positioned to explore new business opportunities, such as the continued enhancement of our exchange programs, new management affiliations, and acquisitions of existing vacation ownership and related businesses. We intend to selectively pursue these types of opportunities, focusing on those opportunities that drive recurring revenue and profit streams. Prior to entering into any new business opportunity, we will evaluate its strategic fit and assess whether it is complementary to our current business, has strong expected financial returns and complements our existing competencies.
Competitive Strengths
A leading global vacation ownership company
We are one of the world’s largest vacation ownership companies, based on number of owners, members, number of resorts and revenues. We believe our scale and global reach, coupled with our renowned brands and development, marketing, sales, exchange and management expertise, help us achieve operational efficiencies and support future growth opportunities. Our size allows us to provide owners, members, and guests with the flexibility of a wide variety of experiences within our high-quality resort portfolio, coupled with the ease and certainty of working with a single trusted provider. We also believe our size helps us obtain better financing terms from lenders, achieve operational cost savings from our increased scale, and attract talented management and associates. Our Interval International network includes members and resorts from our Marriott, Westin, Sheraton and Hyatt clubs that can attract developers and homeowners associations to affiliate with the network and provide an opportunity for their owners to exchange into our branded resorts, as well as other member resorts that are a part of the quality international network.
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
Premier global brands with access to expansive customer bases
We believe that our exclusive licenses with Marriott International and Hyatt for premier global brands in the vacation ownership business provide us with a meaningful competitive advantage. Through seven brands that we license from Marriott International for use in vacation ownership, we benefit from exclusive long-term access to the 147 million members in the Marriott Bonvoy loyalty program as of December 31, 2020. Through our relationship with Hyatt, we benefit from access to members of the World of Hyatt loyalty program, which includes over 25 million members as of December 31, 2020. We believe our access to guests with an affinity for our brands aids our marketing efforts and significantly enhances our ability to drive future sales, as we predominantly generate vacation ownership interest sales through brand loyalty-affiliated sales channels. We expect to continue to leverage our exclusive call transfer arrangements, on-site marketing at Marriott branded hotels, and use of certain exclusive marketing rights to increase sales across all of our Marriott-affiliated vacation ownership properties.
Loyal, highly satisfied customers
We have a large, highly satisfied customer base. Owner and member satisfaction is evidenced both by positive historical survey responses and higher than industry average historical resort occupancy for our Vacation Ownership segment. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products, increase in member retention, and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn generates higher revenues.
Capital efficient business model providing strong free cash flow and financial flexibility.
We believe that our scale, recurring revenue fee streams and enhanced margin profile will enable us to maintain flexibility for continued organic growth, strategic acquisitions and debt repayment. The proportion of our total revenue excluding cost reimbursements derived from sources other than the sale of vacation ownership interests has increased and continues to increase. Our Exchange & Third-Party Management businesses also create ample opportunities to realize recurring higher-margin, fee-based revenue streams with modest required capital expenditures, enhancing our margins and free cash flow generation over time.
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
Long-standing track record, experienced management and engaged associates
We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. Our seasoned management team is led by Stephen P. Weisz, our Chief Executive Officer. Mr. Weisz has served as our Chief Executive Officer since 2011, and as our President from 1996 through December 2020. Mr. Weisz has over 48 years of combined experience at Marriott International and Marriott Vacations Worldwide. William J. Shaw, the Chairman of our Board of Directors, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and spent nearly 37 years with Marriott International. Our ten executive officers have an average of nearly 28 years of total combined experience at Marriott Vacations Worldwide, our subsidiary companies, and Marriott International. We believe our management team’s extensive public company and vacation ownership industry experience has enabled us to achieve solid operating results and will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Our management’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones.
Engaged associates delivering high levels of customer service driving repeat customers
We believe that our associates provide superior customer service and this dedication to serving the customer enhances our competitive position. A significant portion of our vacation ownership contract sales are historically to existing owners, which enables them to enjoy longer stays and have greater flexibility in their vacation choices. Sales to existing owners typically have significantly lower sales and marketing costs than sales to new owners. We leverage outstanding associate engagement and strong corporate culture to deliver positive customer experiences in sales, marketing, exchange, management and resort operations.
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
As of December 31, 2020, our Vacation Ownership segment had more than 100 resorts and over 650,000 owner families. The Vacation Ownership segment represented 88 percent of our consolidated revenue for 2020.

($ in millions)	2020 Vacation Ownership Segment Revenues
Sale of vacation ownership products	$546
Resort management and other services	356
Rental	239
Financing	265
Cost reimbursements	1,124
TOTAL REVENUES	$2,530

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
Products
Points-Based Vacation Ownership Products
We sell the majority of our products through points-based ownership programs, including Marriott Vacation Club Destinations, Sheraton Flex, Westin Flex, Westin Aventuras, and the Hyatt Residence Club Portfolio Program. While the structural characteristics of each of our points-based programs differ, in each program, owners receive an annual allotment of points representing owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexibility with respect to check-in days and size of accommodations. In addition to traditional resort stays, the programs enable our owners to exchange their points for a wide variety of innovative vacation experiences, which may include cruises, airline travel, guided tours, safaris and other unique vacation alternatives. Members of our points-based programs typically pay annual fees in exchange for the ability to participate in the program. In addition to points-based ownership programs that allow owners to access multiple destinations within a single program, we offer points programs at certain resorts, such as in St. John and Hawaii, that allow owners to access that particular single site using points in a similar use fashion to the other points based products.
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
Global Exchange Opportunities
All of our vacation ownership products are affiliated with the Interval International network.
We offer our existing Marriott Vacation Club owners who hold weeks-based products the opportunity to participate, on a voluntary basis, in Marriott Vacation Club Destinations (“MVCD”), an exchange program through which many of MVCD’s vacation experiences are offered. All existing owners, whether or not they elect to participate in the MVCD exchange program, retain their existing rights and privileges of vacation ownership. Owners who elect to participate in the exchange program receive the ability to trade their weeks-based interval usage for vacation club points usage each year, typically subject to payment of an initial enrollment fee and annual club dues. As of the end of 2020, approximately 182,000 weeks-based owners have enrolled approximately 287,000 weeks in MVCD’s exchange program since its launch in 2010, with more than 236,000 total owners able to use points.
The Vistana Signature Network (“VSN”) provides Westin Vacation Club and Sheraton Vacation Club owners access to its affiliated resorts as well as the opportunity to exchange their points through the Marriott Bonvoy program to Marriott resorts, through the Interval International network, or for a cruise. Based on the point value of the home resort interest owned, customers can choose other VSN affiliated resorts, the type of villa, the date of travel and the length of stay. VSN members have a four-month period in which they have exclusive occupancy rights at the related resort or points program without competition from other network members. During this home resort period, they can reserve occupancy based on the season and unit type purchased. As of December 31, 2020, VSN included more than 184,000 members.
Hyatt Residence Club provides its owners internal exchange rights among Hyatt Residence Club resorts as well as the opportunity to trade their club points for World of Hyatt points which may be redeemed at participating Hyatt branded properties and exchanged through the Interval International network. Owners will receive Hyatt Residence Club points if they have not reserved at their home resort or through its points program during their allotted preference period or if they elect to convert to points earlier. As of December 31, 2020, this points-based membership exchange system served more than 31,000 owners.
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
Rental
We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs or as residences, or inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs. By using Marriott.com and other direct booking channels to rent available inventory, we are able to reach potential new members who may already have an affinity for and loyalty to the Marriott, Ritz-Carlton, Sheraton and Westin brands and introduce them to our products.
Marketing and Sales Activities
We sell our upper upscale tier vacation ownership products under our brands primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. Our vacation ownership interests are currently marketed for sale throughout the United States and in over 25 countries around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2020, over 90 percent of our vacation ownership contract sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando and our network of third-party brokers in Latin America and Europe. We have more than 80 global sales locations focused on the sale of vacation ownership interests. We utilize a number of marketing channels to attract qualified customers to our sales locations, including digital and social media marketing.
We solicit our existing owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service centers located in Salt Lake City, Utah, Orlando, Florida, and Palm Springs, California. In 2020, approximately 73 percent of our vacation ownership contract sales were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours through our strategy that emphasizes adding new sales locations and new marketing channels.
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
We intend to continue to selectively pursue growth opportunities primarily in North America by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations in ways that optimize the timing of our capital investments. These capital efficient vacation ownership deal structures may include working with third parties to develop new inventory or to convert previously built units to be sold to us close to when we need such inventory.
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
In 2020, our financing propensity was 51 percent and the average loan originated by us for vacation ownership products totaled approximately $26,100, which represented 75 percent of the average purchase price. We require a minimum down payment of 10 percent of the purchase price, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for originated loans in 2020 was 13.1 percent and the average term was 12 years. Interest rates are fixed and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for an owner who received a loan in 2020 was $338. We do not impose any prepayment penalties.
In 2020, approximately 94 percent of our loans were used to finance U.S.-based products. In our North America business, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2020, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 731; 69 percent had a credit score of over 700, 87 percent had a credit score of over 650 and 96 percent had a credit score of over 600.

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
We securitize the majority of the consumer loans we originate in support of our vacation ownership business. Historically, we have sold these loans to institutional investors in the ABS market on a non-recourse basis. These vacation ownership notes receivable securitizations provide funding for us at interest rates similar to those available to companies with investment grade credit ratings, and transfer the economic risks and substantially all the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. During 2020, we completed one securitization transaction, which is discussed in detail in Footnote 16 “Securitized Debt” to our Financial Statements. On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize eligible consumer loans derived from certain branded vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which we intend to continue to complete at least once per year. Since 2000, we have issued almost $7 billion of debt securities in securitization transactions in the ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.
Our Resorts
As of December 31, 2020, our portfolio consisted of more than 100 properties with over 20,000 vacation ownership villas, also referred to as units, and over 30,000 keys in the following locations. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key.
Vacation Ownership
Mainland U.S. and Hawaii

	# of Resorts	# of Keys		# of Resorts	# of Keys		# of Resorts	# of Keys
Arizona	5	1,189	Massachusetts	1	84	South Carolina	10	1,864
California	14	5,264	Missouri	1	216	Texas	1	195
Colorado	13	1,037	Nevada	2	1,172	Utah	2	634
Florida	23	7,989	New Jersey	1	180	Virginia	1	276
Hawaii	12	4,768	New York	2	228	Washington, D.C.	1	71
Caribbean and Mexico

	# of Resorts	# of Keys		# of Resorts	# of Keys
Aruba	2	1,211	U.S. Virgin Islands	3	512
Bahamas	1	392	West Indies	1	88
Puerto Rico	1	164	Mexico	3	1,456
Europe and Asia Pacific

	# of Resorts	# of Keys		# of Resorts	# of Keys
France	1	202	Indonesia	1	161
Spain	3	735	Thailand	3	332
United Kingdom	1	49	Australia	1	88

Brands

	# of Resorts	# of Keys
Marriott Vacation Club	61	18,884
Sheraton Vacation Club	9	4,375
Westin Vacation Club	12	4,587
Grand Residences by Marriott	2	381
The Ritz-Carlton Club	5	259
St. Regis Residence Club and The Luxury Collection	3	82
Hyatt Residence Club	16	1,521
Other	2	468
	110	30,557
Hotels

Location
Sheraton Kauai Resort	Kauai, HI
The Westin Resort & Spa, Cancun	Cancun, Mexico
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico
Hyatt Highlands Inn	Carmel, CA
EXCHANGE & THIRD-PARTY MANAGEMENT SEGMENT
Our Exchange & Third-Party Management segment includes exchange networks and membership programs comprised of nearly 3,200 resorts in over 90 nations and over 1.7 million members, as well as management of over 160 other resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International and Aqua-Aston. The segment revenue generally is fee-based and derived from membership, exchange and rental transactions, property and owners’ association management, and other related products and services. The Exchange & Third-Party Management segment represented 11 percent of our consolidated revenue for 2020.

($ in millions)	2020 Exchange & Third-Party Management Segment Revenues
Management and exchange	$211
Rental	37
Financing	2
Cost reimbursements	59
TOTAL REVENUES	$309
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
Our traditional Interval International network members have the option, after their initial membership period ends, to renew their memberships for terms ranging from one to five years and paying their own membership fees directly to us. Alternatively, some resort developers incorporate the Interval International network membership fee into certain annual fees they charge to owners of vacation ownership interests at their resorts or vacation ownership clubs. As a result, membership in the Interval International network and, where applicable, the Interval Gold or Interval Platinum program (as described below), for these corporate members is automatically renewed through the period of their resort’s or club’s participation in the Interval

International network. As of December 31, 2020, 55 percent of total Interval International network members were traditional members and 45 percent were corporate members.
Interval International recognizes certain of its eligible Interval International network resorts as either a “Select Resort,” a “Select Boutique Resort,” a “Premier Resort,” a “Premier Boutique Resort,” an “Elite Resort” or an “Elite Boutique Resort” based upon the satisfaction of qualifying criteria, inspection, member feedback, and other resort-specific factors. Over 40 percent of Interval International network resorts were recognized as a Select, Select Boutique, Premier, Premier Boutique, Elite or Elite Boutique Resort as of December 31, 2020.
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
Interval Gold and Interval Platinum
Interval International network members may take advantage of one of our two enhanced membership tiers, Interval Gold or Interval Platinum, each of which provides value-added benefits and services for an additional fee. These benefits and services vary by country of residence, but generally consist of discounts on Getaways, a concierge service, a hotel discount program and Interval Options, a service that allows members to relinquish annual occupancy rights in their vacation ownership interests towards the purchase of various travel products, including hotel, cruise, golf and spa vacations. Members are enrolled in these programs either by resort developers in connection with the initial purchase of their vacation ownership interests or by upgrading their membership directly.
Club Interval
This product gives owners of fixed or floating week vacation ownership interests the opportunity to use their resort week as points within the Interval International network. Club Interval members also receive all of the benefits of Interval Gold and can upgrade to Interval Platinum.
Sales and Marketing Support for Interval International network resorts
Resort developers promote membership in our exchange programs and related value-added services as an important benefit of owning a vacation ownership interest. We offer developers a selection of sales and marketing materials. These materials, many of which are available in multiple languages, include brochures, publications, sales-office displays, resort directories and Interval HD, an online video channel featuring resort and destination overviews. In addition, we offer programs, including our Leisure Time Passport program, that resort developers use as a trial membership program for potential purchasers of vacation ownership interests.
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

Business Development
Our exchange businesses maintain corporate and consumer business development departments that are responsible for signing up new resorts, resort developers, and other businesses and implementing marketing strategies. We also develop printed and digital materials to promote membership participation, exchange opportunities and other value-added services to existing members, as well as for the Interval International business to secure new relationships with resort developers, owners’ associations and resorts, to obtain and retain members, and with other affinity partners, to provide value added travel benefits to their customers.
Our consumer marketing efforts revolve around the deepening of new and existing customer relationships and increasing engagement and loyalty of members through a number of channels including direct mail, telemarketing, and digital distribution as well as utilizing social media channels like Facebook and Instagram to inspire vacations, share stories and promote the vacation ownership lifestyle.
Interval International also markets products and services to resort developers and other parties in the vacation ownership industry through a series of business development initiatives. Our sales and services personnel proactively seek to establish strong relationships with developers and owners’ associations, providing input on consumer preferences and industry trends based upon years of experience. We believe that we have established a strong reputation within the vacation ownership industry as being highly responsive to the needs of resort developers, owners’ associations, management companies and owners of vacation ownership interests. In addition, we sponsor, participate in and attend numerous industry conferences around the world to provide potential and existing industry participants opportunities to network and learn more about vacation ownership.
Third-Party Management
We provide resort management services for vacation ownership resorts and other third-party vacation property owners through Vacation Resorts International, Trading Places International and Aqua-Aston. Our services may include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets, owners’ association administration, quality assurance and employee training. As of December 31, 2020, we provided third-party management services to over 160 resorts.
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
Aqua-Aston provides management and rental services for condominium owners, hotel owners, and owners’ associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aqua‑Aston directly to manage, market and rent their properties, generally pursuant to short‑term agreements. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Generally, owners’ association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable. Revenue is derived principally from fees for management of the hotel, condominium resort, or owners’ association as well as related rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided internally or through third-party providers to owners including reservations, sales and marketing, property accounting and information technology services.
The success and continued growth of the Aqua-Aston business depends largely on our ability to source vacationers interested in booking vacation properties made available through our rental services. Our sales and marketing team in Honolulu, Hawaii, utilizes a variety of sales, marketing, revenue management and digital marketing initiatives to attract consumers and additional properties to Aqua‑Aston. The team in Hawaii utilizes many channels of distribution including traditional wholesale through tour operators and travel partners, online travel agencies and global distribution systems. In addition, Aqua‑Aston focuses on driving direct business through brand websites and our central reservations office. The sales team covers several market segments from corporate and government/military to travel agents and groups. We offer a variety of leisure accommodations to visitors from around the world through various consumer websites including, www.aquaaston.com, www.aquaresorts.com, www.mauicondo.com, and others.

CORPORATE AND OTHER
Corporate and Other consists of results not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, ILG acquisition-related costs, and provision for income taxes. In addition, Corporate and Other includes the revenues and expenses relating to property owners’ associations consolidated under the relevant accounting guidance (“Consolidated Property Owners’ Associations”), which are not included in operating segment resource allocation decision-making.
Seasonality
Our revenue is influenced by the seasonal nature of travel. Within our Vacation Ownership segment, our sales and financing business experiences a modest impact from seasonality, with higher sales volumes during the traditional vacation periods. Our vacation ownership management businesses generally do not experience significant seasonality, with the exception of our resort operations revenue, which tends to be higher in the first quarter.
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
Our competitors in the vacation ownership industry range from small vacation ownership companies to large branded hospitality companies that operate or license vacation ownership businesses. In North America, we typically compete with companies that sell upper upscale tier vacation ownership products under a lodging or entertainment brand umbrella, such as Hilton Grand Vacations Club and Disney Vacation Club, as well as numerous regional vacation ownership operators. Our luxury vacation ownership products compete with vacation ownership products offered by Four Seasons, Exclusive Resorts, Timbers Resorts and several other smaller independent companies. In addition, the vacation ownership industry competes generally with other vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry as well as alternative lodging marketplaces such as Airbnb and HomeAway, which offer rentals of homes and condominiums. Innovations that impact the industry may also lead to new products and services that could disrupt our business model and create new and stronger competitors.
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
    Our Interval International exchange business principally competes for developer and consumer market share with Travel + Leisure Co.’s subsidiary, RCI. Our subsidiary, Trading Places International, and several third parties operate in this industry with a significantly more limited scope of available accommodations. This business also faces increasing competition from points‑based vacation clubs and large resort developers, which operate their own internal exchange systems to facilitate exchanges for owners of vacation ownership interests at their resorts as they increase in size and scope. Increased consolidation in the industry enhances this competition. In addition, vacation clubs and resort developers may have direct exchange relationships with other developers.

We believe that developers and owners’ associations generally choose to affiliate with an exchange network based on the quality of resorts participating in the network; the level of service provided to members; the range and level of support services; the flexibility of the exchange program; the demographics of the membership base; the costs for annual membership and exchanges; and the continuity of management and its strategic relationships within the industry.
Regulation
Our business is heavily regulated and compliance with regulations has a significant impact on our results of operations. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world. We have proactively worked with ARDA to encourage the enactment of responsible consumer-protection legislation and state regulation that enhances the reputation and respectability of the overall vacation ownership industry. We believe that, over time, our vacation ownership products and services helped improve the public perception of the vacation ownership industry.
Some laws, regulations and policies may impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau, the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. The collection, use and protection of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Other laws, regulations and policies primarily affect one of four areas of our business: real estate development activities; marketing and sales activities; lending activities; and resort management activities.
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

We must obtain the approval of numerous governmental authorities for our marketing and sales activities. Changes in circumstances or applicable law may necessitate the application for or modification of existing approvals. Currently, we are permitted to market and sell vacation ownership products in all 50 states and the District of Columbia in the United States and numerous countries in North and South America, the Caribbean, Europe, Asia and the Middle East. Our Marriott Vacation Club Destinations, Australia points-based program is subject to regulation as a “managed investment scheme” by the Australian Securities & Investments Commission. In some countries our vacation ownership products are marketed by third-party brokers.
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

Human Capital
We recognize that our industry leadership depends in critical part on our continued ability to recruit, motivate, and retain the talented associates that make up our global workforce. We maintain a set of programs and initiatives, rooted in our Core Values (Caring Culture, Integrity First, Excellence Always, Customer Obsessed, and Better Together), designed to attract, develop, retain and engage our associates that is focused on:
•competitive, fair, and transparent compensation and benefits offerings;
•supporting the overall well-being of our associates from a physical, mental, and social perspective;
•creating opportunities for associate growth, development, recognition, training, and education; and
•promoting an inclusive and diverse workplace, where all individuals are respected regardless of their age, race, notional origin, gender, religion, disability, or sexual orientation.
As of December 31, 2020, we had a global workforce consisting of approximately 18,000 associates, of which almost 15,500 were based in the United States and approximately 2,500 were based in international locations.
In September 2020 we announced a workforce reduction plan that was expected to impact approximately 3,300 associates worldwide as a result of the adverse impact that the COVID-19 pandemic has had on demand for the Company’s products and services. Since November 2020, approximately 3,000 associates have been impacted by the workforce reduction plan. We expect that fewer associates than originally anticipated will be impacted due to the increasing demand for our products and services in our Florida and Hawaii vacation ownership resort locations.
Inclusion and Diversity
As a leisure-focused company, we are in the business of bringing people together. Like our customers, our associates come from diverse backgrounds, offering invaluably distinct perspectives. Women comprise 53.7 percent of our worldwide workforce and men comprise 46.3 percent. Within the United States, people of color comprise 43.1 percent of our management level positions and women comprise 45.2 percent of our management level positions. We are striving to make progress with recruiting efforts related to the placement of women and people of color in management roles.
In 2020, our executive officers participated in an Inclusion and Diversity executive leadership course facilitated by an industry expert. Following this course, we committed to launching an Executive Inclusion Council, which is comprised of approximately 20 senior leaders dedicated to enabling and championing Inclusion and Diversity initiatives throughout the organization. Top priorities include providing guidance regarding our Inclusion and Diversity strategy, increasing leaders’ ability to discuss and be held accountable for driving Inclusion and Diversity outcomes, and increasing awareness and impact of initiatives.
Associate Development
We seek to cultivate a learning-rich environment where associates are prepared to succeed and are motivated to serve our Owners, Members, and guests. Our Global Learning and Performance team develops and deploys programs and resources for all our associates. Our learning programs are designed to help ensure our company is a desirable place to start and maintain a fulfilling career, with increased opportunities for growth. In light of the COVID-19 pandemic, a key training focus in 2020 was to provide curriculum on returning to work safely and supporting our associates’ overall health and well-being.
Our Global Learning and Performance team is also committed to providing our leaders with the opportunity to develop their leadership skills. With a curriculum of approximately 15 distinct courses, the Leadership Development Program provides associates the tools, resources, and practice we believe are important to becoming successful leaders. In 2020 we converted many of our classroom training offerings to virtual courses to support training in a socially distant manner.
Collective Bargaining Agreements
We are party to collective bargaining agreements in the United States and Mexico primarily with regard to employees working in food service, laundry, and hospitality and tourism.
Human Rights
We maintain a human rights policy that aligns with government, business, and public concerns about issues such as human trafficking and the exploitation of children. We do not recruit child labor, and we support programs and partnerships that help at-risk young people and their families prepare for and find meaningful employment.

Available Information
Our investor relations website address is www.marriottvacationsworldwide.com/investor-relations. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any and all amendments thereto are available free of charge through our investor relations website as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). These materials are also accessible on the SEC’s website at www.sec.gov.
Information About Our Executive Officers
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 22, 2021, except where indicated.

Name and Title	Age	Business Experience
Stephen P. Weisz Chief Executive Officer	70
Stephen P. Weisz has served as our Chief Executive Officer since 2011, and as our President from 1996 through December 2020; he has also been a member of our Board of Directors since 2011. Mr. Weisz joined Marriott International in 1972. Over his 39-year career with Marriott International, he held a number of leadership positions in the Lodging division, including Senior Vice President of Sales and Marketing and Executive Vice President-Lodging Brands. Mr. Weisz is a past Chairman of the Board of Directors of the American Resort Development Association and also a past Chairman of the Board of Trustees of Children’s Miracle Network.

John E. Geller, Jr. President and Chief Financial Officer	53
John E. Geller, Jr. has served as President and Chief Financial Officer since January 2021. From January 2018 to January 2021, he served as our Executive Vice President and Chief Financial and Administrative Officer. From 2009 to December 2017, he served as our Executive Vice President and Chief Financial Officer. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer.

Jeanette E. Marbert President, Exchange and Third-Party Management	64
Jeanette Marbert has served as our President, Exchange and Third-Party Management since October 2018. She served as President and Chief Executive Officer for the Exchange and Rental Segment of ILG, Inc. from November 2017 until September 2018, and as Executive Vice President from June 2009 until November 2017. She was Chief Operating Officer of ILG, Inc. from August 2008 to November 2017, and served as a Director of ILG, Inc. from February 2015 to May 2016. Ms. Marbert joined Interval in 1984.

Brian E. Miller President, Vacation Ownership	57
Brian E. Miller has served as our President, Vacation Ownership since October 2020. From October 2018 to September 2020, he served as our Executive Vice President and Chief Marketing, Sales and Service Officer. From November 2011 to September 2018, he served as our Executive Vice President and Chief Sales and Marketing Officer. Prior to that time, he had served as our Senior Vice President, Sales and Marketing and Service Operations since 2007. Mr. Miller joined our company in 1991.

R. Lee Cunningham Executive Vice President and Chief Operating Officer - Vacation Ownership	61
R. Lee Cunningham has served as our Executive Vice President and Chief Operating Officer - Vacation Ownership since September 2018. From December 2012 to August 2018, he served as our Executive Vice President and Chief Operating Officer. From 2007 to December 2012, he served as our Executive Vice President and Chief Operating Officer – North America and Caribbean. Mr. Cunningham joined our company in 1997 as Vice President of Revenue Management and Owner Service Operations. Mr. Cunningham joined Marriott International in 1982.

Name and Title	Age	Business Experience
Lori Gustafson Executive Vice President and Chief Brand and Digital Strategy Officer	37
Lori Gustafson joined our company in November 2020 and serves as our Executive Vice President and Chief Brand and Digital Strategy Officer. From May 2019 to November 2020, she served as Senior Vice President, Global Brands & Digital for Wyndham Destinations, where she was responsible for brand management and digital marketing. From January 2018 to May 2019, she served as Vice President, Brand Marketing, where she was responsible for brand management, campaign development and advertising. From July 2017 to January 2018, she served as Corporate Vice President of Digital, eCommerce, and Media at SeaWorld Parks & Entertainment, where she led the U.S. team that oversaw the development of eCommerce, digital marketing, social media, business intelligence and digital content. From 2015 until July 2017, she served as Senior Director, Digital Marketing at SeaWorld Parks & Entertainment, where she was the executive leader for digital transformation initiatives, including websites, mobile and digital commerce improvements and the implementation of a data and analytics program related to customer experience.

James H Hunter, IV Executive Vice President and General Counsel	58
James H Hunter, IV has served as our Executive Vice President and General Counsel since November 2011. Prior to that time, he had served as Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994.

Lizabeth Kane-Hanan Executive Vice President and Chief Development and Product Officer	54
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

Dwight D. Smith Executive Vice President and Chief Information Officer	60
Dwight D. Smith has served as our Executive Vice President and Chief Information Officer since December 2011. Prior to that time, he served as our Senior Vice President and Chief Information Officer since 2006. Mr. Smith joined Marriott International in 1988.

Michael E. Yonker Executive Vice President and Chief Human Resources Officer	62
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
Risks related to the COVID-19 pandemic.
The COVID-19 pandemic has had, and will continue to have, serious adverse effects on our business, financial condition, and results of operations for an unknown period of time.
In March 2020, the World Health Organization declared the coronavirus (“COVID-19 pandemic”) outbreak a pandemic. In the wake of this declaration, our operations have been impacted by recommendations and mandates from national, federal, state, and local authorities to stay home, avoid non-essential contact and gatherings, and self-quarantine. Since March 16, 2020, we have seen marked declines in occupancy, rentals, and contract sales because of the temporary closure of substantially all of our sales centers internationally, the temporary closure of many of our resorts, the temporary closure of our branded North America vacation ownership resorts for rental stays, and the reduction in operations and amenities at all of our resorts based on government mandates and advisories. In response to the pandemic, we have: implemented furloughs, reduced work hours and reduced salaries for our associates; instituted “work from home” measures for many of our associates; and implemented social distancing and enhanced hygiene protocols at our resorts, sales centers, and corporate offices. These measures to protect human life resulted in additional costs, operational inefficiencies, and fewer revenue opportunities. Protocols adopted to combat the COVID-19 pandemic, such as canceling, or implementing alternatives to, in-person sales tours and customized presentations, have resulted, and could continue to result in, lesser effectiveness of customer-associate interaction and diminished customer satisfaction, which could adversely impact our financial condition. As of December 31,

2020, the majority of our resorts and sales centers were open; however, extended or further closures may be required nationally, regionally, or in specific locations in the event of a resurgence of the virus. This situation is unprecedented and rapidly changing and has unknown duration and severity.
The COVID-19 pandemic had, and is expected to continue to have, a material adverse impact on global economies and financial markets, which resulted in an economic downturn that reduced demand for our products and services. The success of our business and our profitability depend, in substantial part, upon the health of the travel industry, which has been materially adversely affected by the COVID-19 pandemic. A substantial amount of our sales activity occurs at our resorts, and the number of prospective and current owners who visit our resorts impacts sales volume. Our rental revenue is also substantially impacted by the desire and ability of vacationers to travel. Fear of exposure to the COVID-19 pandemic, government restrictions on travel, including quarantine requirements, and the lack of a widely available vaccine have caused travelers to cancel or delay travel plans to our resorts. These changes in vacation and travel patterns have adversely affected our cash flows, revenues, and profits, and are expected to continue to do so. Moreover, when travel advisories and restrictions have been lifted, there has been a resurgence of the virus, and as a result, travel demand has remained weak and could remain so for a significant period. We cannot predict if or when demand for our resorts will return to pre-COVID-19 pandemic levels. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels, and loss of personal wealth resulting from the impact of the COVID-19 pandemic are expected to negatively affect travel demand for a prolonged period.
The COVID-19 pandemic has led to an increase in payment delinquencies for our vacation ownership notes receivable. The number of delinquencies may increase as the duration of the pandemic or its effect on economic conditions continues and could lead to defaults on financing that we provide to purchasers of our products in excess of our estimates. Purchaser defaults may cause us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests and could impact our ability to secure ABS or warehouse credit facility financing on terms that are acceptable to us, or at all. In addition, the transactions in which we have securitized vacation ownership notes receivable contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in loss or disruption of cash flow until portfolio performance sufficiently improves to satisfy the requirements.
The duration and extent of the impact of the COVID-19 pandemic on our business and financial results will largely depend on future developments, including the duration and spread of the pandemic, the extent and severity of any resurgences of the pandemic in the future, the response by all levels of government in their efforts to contain the pandemic and to mitigate the economic disruptions, the related impact on consumer confidence and spending, and how quickly economies and demand for our products and services recover after the pandemic subsides, all of which are highly uncertain, rapidly changing and cannot be predicted. Such impacts are expected to adversely affect our profitability, cash flows, financial results, and capital resources for a significant period. Further, the COVID-19 pandemic may also adversely affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
The economic disruption caused by the COVID-19 pandemic is adversely affecting our ability to generate cash to support our continuing operations and debt service, implement our growth plans and make other payments.
We depend upon our operations to generate strong cash flows to support our operating activities, supply capital to finance our operations and growth, make capital expenditures and acquisitions, service our debt and return value to our shareholders through dividends and stock repurchases. The economic disruption caused by the COVID-19 pandemic is adversely affecting our ability to generate sufficient cash flows from operations to support these activities.
Steps taken to reduce operating costs and improve efficiency and further changes we may make in the future to reduce costs may negatively impact owner and guest satisfaction and our ability to attract and retain associates. For example, if furloughed personnel do not return to work with us when the COVID-19 pandemic subsides, we may experience operational challenges that impact owner satisfaction and demand for our products, which could limit our ability to grow and expand our business and could reduce our profits. Reductions in or deferrals of planned corporate capital expenditures may negatively impact owner satisfaction and make our products less attractive to prospective purchasers. The temporary suspension of our stock repurchase program and declaration and payment of cash dividends may negatively impact our reputation and investor confidence in us, which may negatively affect our stock price.
If we cannot make scheduled payments on, or refinance, our debt, we would be in default, and the lenders under our Corporate Credit Facility could terminate their commitments to loan money. Creditors could foreclose on the assets securing our secured debt and apply the amounts realized from such foreclosures to repay amounts owed to them. Any of these actions would likely trigger cross-default or cross-acceleration provisions in our other debt instruments, which would allow the creditors under such instruments to exercise similar rights. If any of these actions were taken, we could be forced into restructuring, bankruptcy or liquidation.

Risks related to our business and industry.
Our business may be adversely affected by factors that disrupt or deter travel.
Our success and profitability depend, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries, and may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is affected by the number of visitors at our resorts. Fear of exposure to COVID-19 or other diseases, or natural or man-made disasters, and the physical effects of climate change, such as more frequent or severe storms, droughts, hurricanes and flooding, have caused and may continue to cause travelers to delay or cancel travel plans, including tours at our resorts. Other factors such as weakened consumer confidence, limited availability of consumer credit and damage to infrastructure caused by natural or man-made disasters or other causes that impede travel have caused, and may in the future cause, travelers to delay or cancel plans to tour or visit our resorts. For example, hurricanes have caused a number of Interval International exchange network resorts and our managed vacation ownership resorts to close for prolonged periods. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for our products and services may decrease if the cost of travel, including the cost of transportation and fuel, increases, airlift to vacation destinations decreases, or if general economic conditions decline.
Our ability to process exchanges for members and to find purchasers and renters for accommodations we market or manage, as well as the need for the vacation rental and property management services we provide, largely depends on the continued desirability of the key vacation destinations in which our branded, managed or exchange properties are concentrated. Changes in the desirability of the destinations where these resorts are located and changes in vacation and travel patterns may adversely affect our cash flows, revenue and profits.
Our business is extensively regulated, and any failure to comply with applicable laws could materially adversely affect our business.
We are subject to a wide variety of highly complex international, national, federal, state, and local laws, regulations and policies. The vacation ownership industry is subject to extensive regulation around the world. Each jurisdiction where we operate generally requires resort developers to follow a set of specific procedures to develop, sell and market vacation interests. Our real estate development activities, marketing and sales activities, lending activities and resort management activities are also heavily regulated. In addition, myriad laws, regulations and policies impact multiple areas of our business, such as those regulating the sale and offer of securities, anti-discrimination, anti-fraud, data protection, anti-corruption and bribery or implementing government economic sanctions.
Complying with the intricate and multifaceted regulatory structures applicable to our businesses across the globe is complicated, constantly evolving, time-consuming and costly. We may not be able to successfully comply with all laws, regulations and policies to which we are subject. These laws, regulations and policies may change or be subject to different interpretation in the future, including in ways that could decrease demand for our services, increase costs, and subject us to additional liabilities. Failure to comply could have a material adverse effect on our business. For example, failure to comply with applicable law could result in the loss of licenses or registrations we must have in order to operate our business, render sales contracts for our products void or voidable, subject us to fines or other sanctions, and increase our exposure to litigation. Adverse action by governmental authorities or others alleging our failure to comply with applicable laws could adversely affect our business, financial condition, and reputation.
Changes in privacy laws could adversely affect our ability to market our products effectively.
We rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings. Adoption of new laws, or changes in existing laws, in any of the jurisdictions in which we operate regulating marketing and solicitation or data protection could adversely affect the effectiveness of our marketing strategy. If we are not able to develop adequate alternative marketing strategies, our sales may be adversely effected. We also obtain access to potential customers from travel service providers and other companies with whom we have relationships. If our access to these third-party customer lists was prohibited or restricted, our ability to develop new customers and introduce our products to them could be impaired.
Failure to maintain the integrity of internal or customer data or to protect our systems from cyber-attacks could disrupt our business, damage our reputation, and subject us to costs, fines or lawsuits.
We collect large volumes of data, including social security numbers and other personally identifiable information of our customers and employees, and retain it in our information systems and those of our service providers. It is critical that we maintain the integrity of and protect this data, which we rely on to make business decisions and which our customers and employees expect that we will protect. The regulatory environment in the jurisdictions where we operate and the requirements imposed on us by the payment card industry regarding information, security and privacy is increasingly demanding. Many of the laws applicable to us in different jurisdictions vary from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Our efforts to comply with these requirements may require significant additional resources and time and may not be successful.
We may be required to expend significant capital and other resources to enhance the security of our data. Our information systems and records, including those we maintain with our service providers or licensors, may be subject to security breaches, cyber-attack or cyber-intrusion, system failures, viruses, operator error or inadvertent releases of data. Data breaches have increased in recent years as the number, intensity and sophistication of attacks have increased. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time. Neither we nor our service providers may be able to prevent, detect and contain unauthorized activity and misuse or human errors compromising the efficacy of security measures. A breach in the security of our information systems or those of our service providers or licensors could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. A significant cyber-attack or theft, loss, or fraudulent use of our customer, employee or company data could adversely impact our reputation and result in remedial and other expenses, fines or litigation.
We and the companies we work with have experienced cyber security threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. For example, in June 2018, we identified forged and fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $10 million resulting from unauthorized third-party access to our email system. Our licensor, Marriott International, announced in November 2018 that it had experienced a data breach that included our customers’ data. Routinely, we partner with and use third-party service providers and products that host, manage, or control sensitive data. The failure of any such service providers or products to comply with our privacy policies or privacy laws and regulations, or any unauthorized release of personally identifiable information or other user data, could damage our reputation, discourage potential users from trying our products and services, breach certain agreements under which we have obligations with respect to network security, and/or result in fines and/or proceedings against us by governmental agencies, service providers and/or consumers. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
Our international operations expose us to risks that could lower our profits or disrupt our business.
Our international operations expose us to a number of additional risks, any of which could reduce our profits or disrupt our business, such as: compliance with laws of non-U.S. jurisdictions, including foreign ownership restrictions, import and export controls, and trade restrictions, and U.S. laws affecting our activities outside of the U.S.; anti-American sentiment; political or civil unrest and terrorism; difficulties of managing operations in many different countries; local economic risks; foreign currency exchange risks; and uncertainty as to the enforceability of contract and intellectual property rights under local laws.
Inadequate or failed technologies could lead to interruptions in our operations and materially adversely affect our business, financial position, results of operations or cash flows.
Our operations and competitive position depend on our ability to maintain existing systems and implement new technologies. Our information technology systems and our databases are potentially susceptible to manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, cyber-attacks, acts of war or terrorism and other events. System interruption, delays, obsolescence, loss of critical data and lack of integration and redundancy in our information technology systems and infrastructure may adversely affect our ability to provide services, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Our backup systems only relate to certain aspects of our operations; these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. Projects to upgrade or replace our technologies may be extremely complex and require significant resources and time. We may not have adequate insurance coverage to compensate for losses from a major interruption. If our information technology systems fail to adequately support our strategic, operational or compliance needs, our business, financial position, results of operations or cash flows may be adversely affected, as well as our disclosure controls and procedures and internal control over financial reporting.
Spanish court rulings voiding certain timeshare contracts have increased our exposure to litigation that may materially adversely affect our business and financial condition.
A series of Spanish court rulings that, since 2015, have voided certain timeshare contracts has increased our exposure to litigation that may materially adversely affect our business and financial condition. These rulings voided certain timeshare contracts entered into after January 1999 related to certain resorts in Spain if a resort’s timeshare structure did not meet requirements prescribed by Spanish timeshare laws enacted in 1998, even if the structure was lawful prior to 1998 and adapted pursuant to mechanisms specified in the 1998 laws. These rulings have led to an increase in lawsuits by owners seeking to void timeshare contracts in Spain, including certain contracts at certain of our resorts in Spain. We have prevailed in many such lawsuits, and legislation is being considered by the Spanish government to address the impact of these lawsuits on the industry. If additional owners at our resorts in Spain file similar lawsuits, this may: void certain of those owners’ timeshare contracts;

cause us to incur material litigation and other costs, including judgment or settlement payments; and materially adversely affect the results of operation of our Vacation Ownership segment, as well as our business and financial condition. The increased ability for owners of Spanish timeshares to void their contracts is negatively impacting other developers with resorts in Spain, which may lead to a significant decrease in the number of resorts located in Spain in the Interval International network and the loss of members who own VOIs at those resorts.
The industries in which our businesses operate are competitive, which may impact our ability to compete successfully.
Our businesses will be adversely impacted if they cannot compete effectively in their respective industries, each of which is highly competitive. A number of highly competitive companies participate in the vacation ownership industry. Our brands compete with the vacation ownership brands of major hotel chains in national and international venues, as well as with the vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry. Our competitors may have greater access to capital resources and broader marketing, sales and distribution capabilities than we do. Competitive pressures may cause us to reduce our fee structure or potentially modify our business models, which could adversely affect our business, financial condition and results of operations.
Our principal exchange network administered by Interval International included nearly 3,200 resorts located in over 90 nations as of December 31, 2020. Interval International’s primary competitor, RCI, has a greater number of affiliated resorts than we have. Through the resources of its corporate affiliates, particularly, Travel + Leisure Co., engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. In addition, Interval International competes with developers that create, operate and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those we offer, and adversely impacts the supply of resort accommodations available through our external exchange networks. The effects of such competition on our exchange business are more pronounced as the proportion of vacation club corporate members in the Interval International network increases.
Our businesses also compete for leisure travelers with other leisure lodging operators, including both independent and branded properties, as well as with alternative lodging marketplaces, which operate websites that market furnished, privately-owned residential properties throughout the world which can be rented on a nightly, weekly or monthly basis.
Negative public perception regarding our industry could have an adverse effect on our operations.
Negative public perception regarding our industry resulting from, among other things, consumer complaints regarding sales and marketing practices, consumer financing arrangements, and restrictions on exit, as well as negative comments on social media, could result in increased regulatory scrutiny, which could result in more onerous laws, regulations, guidelines and enforcement interpretations in jurisdictions in which we operate. These actions may lead to operational delays or restrictions, as well as increased operating costs, regulatory burdens and risk of litigation.
Changes in tax regulations or their interpretation could reduce our profits or increase our costs.
Changes in tax and other revenue raising laws, regulations and policies in the jurisdictions where we do business could impose new restrictions, costs or prohibitions on our practices and reduce our profits. In addition, interpretation of tax regulations requires us to exercise our judgment and taxing authorities or our independent registered public accounting firm may reach conclusions about the application of such regulations that differ from our conclusions. Our effective tax rate reflects the fact that income earned and reinvested outside the U.S. is generally taxed at local rates that are often much lower than U.S. tax rates as well as our ability to carryforward losses in certain jurisdictions from prior years to offset future profits. Changes to U.S. or international tax laws, regulations or interpretations could impact the tax treatment of our earnings and adversely affect our profitability. For example, if such changes significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. corporation, we could be placed at a disadvantage to our non-U.S. competitors that are subject to lower local tax rates.
We are subject to audit in various jurisdictions, and these jurisdictions may assess additional taxes against us. Developments in an audit, litigation, or laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows. The final outcome of tax audits, investigations, and any related litigation could be materially different from our historical tax provisions and accruals.

Concentration of some of our resorts, sales centers and exchange destinations in particular geographic areas exposes our business to the effects of regional events in these areas.
Our business is susceptible to the effects of natural or manmade disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents, in the areas where some of our resorts, sales centers and exchange destinations are concentrated, such as Florida, South Carolina and Hawaii. For example, properties in these markets have had to close in the past in order to repair damage caused by disasters. Depending on the severity of future disasters, the resulting damage could require closure of all or substantially all of our properties in one or more of these markets while we complete renovations. Our insurance may not cover all damages caused by any such event, including the loss of sales of VOIs at sales centers that are not fully operational. In addition, insurance costs may increase and coverage levels may decrease for properties in these areas as a result of the number and magnitude of recent natural disasters in these areas.
Our business is also susceptible to the effects of adverse economic developments in these areas, such as regional economic downturns, significant increases in the number of our competitors’ products in these markets and potentially higher labor, real estate, tax or other costs in these geographic markets. Because of this geographic concentration of properties, we face a greater risk of a negative effect on our revenues and profits if these areas are affected by extreme weather, manmade disasters or adverse economic and competitive conditions.
If we are not able to successfully identify, finance, integrate and/or manage costs related to acquisitions, our business operations and financial position could be adversely affected.
We have expanded in part through acquisitions of other businesses and may continue to do so in the future. Our acquisition strategy depends on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in connection with proposed acquisitions, but may ultimately be unable or unwilling to consummate any particular proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including risks that we will not be able to: successfully integrate acquired businesses in an efficient and cost-effective manner; achieve anticipated benefits of an acquisition, including expected synergies; control potential increases in operating costs; manage geographically remote operations; successfully expand our system of internal controls or our technological infrastructure to include an acquired business; avoid potential disruptions in ongoing operations during an acquisition process or integration efforts; successfully enter markets in which we have limited or no direct experience, including foreign markets whose practices or laws may pose increased risk; and retain key employees, clients, vendors and business partners of the acquired companies. For example, we may be unable to close the Welk Resorts acquisition, ensure it complies with our public company financial reporting, disclosure and corporate governance requirements and realize expected synergies when or as expected. Failure to achieve the anticipated benefits of any acquisition may adversely affect our financial condition, operating results and prospects. Acquisitions may also significantly increase our debt or result in dilutive issuances of our equity securities, write-offs of goodwill or substantial amortization expenses associated with other intangible assets.
Our use of different estimates and assumptions in the application of our accounting policies could result in material changes to our reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact our reported results of operations.
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue and determination of cost of sales, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. For example, in response to the COVID pandemic, we increased our sales reserve due to higher default expectations and revised our estimates of the fair value of our reporting units, resulting in the impairment of goodwill. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for more information regarding changes in accounting standards that we recently adopted or expect to adopt in the future.

The growth of our business and execution of our business strategies depend on the services of our senior management and our associates.
Our business is based on successfully attracting and retaining talented associates. The market for highly skilled associates and leaders in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we are unable to retain management and other key associates, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. The departure of a key executive or associate and/or the failure to ensure an effective transfer of knowledge and a smooth transition upon such departure may be disruptive to the business and could hinder our strategic planning and execution.
Risks related to our vacation ownership business.
The termination of our license agreements with Marriott International or Hyatt, or our rights to use their trademarks at our existing or future properties, could materially harm our business.
Our success depends, in part, on our relationships with Marriott International and Hyatt. These relationships are governed by various agreements, including long-term license agreements that expire between 2090 and 2095, subject to renewal. However, if we breach our obligations under a license agreement, the applicable licensor may be entitled to terminate the license agreement and our rights to use its brands in connection with our businesses. In addition, if any of our properties does not meet applicable brand standards, the applicable licensor can terminate our right to use its trademarks at the subject properties.
The termination of our license agreements with Marriott International or its affiliates would materially harm our business and results of operations and materially impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. Our inability to rely on the strength of the Marriott, Sheraton and/or Westin brands to attract qualified prospects in the marketplace would likely cause our revenue and profits to decline and our marketing and sales expenses to increase. Our inability to market to guests in hotels affiliated with our licensors that are located near one of our sales locations or maintain our marketing partnerships with North American Marriott International reservation centers would cause our sales to decline, which could adversely affect our financial conditions and result of operations. In addition, we would not be able to use the brand websites as channels through which to rent available inventory, which would cause our rental revenue to decline materially.
Our license agreements also allow us to offer points to members of the loyalty programs associated with the Marriott, Sheraton, Westin and Hyatt brands, which provides us with the opportunity to market directly to these members. The termination of the license agreements with Marriott International or Hyatt would eliminate this valuable marketing channel.
We must also obtain the applicable licensor’s consent to use its trademarks in connection with properties we acquire or develop in the future. If our licensors do not consent to such use, our ability to expand our business and remain competitive may be materially adversely affected.
Deterioration in the quality or reputation of the brands associated with our portfolio could adversely affect our market share, reputation, business, financial condition and results of operations.
We offer vacation ownership products and services under the Marriott, Sheraton, Westin, The Ritz-Carlton, and Hyatt brands. Our success depends in part on the continued success of Marriott International and Hyatt and their respective brands. If market recognition or the positive perception of Marriott International and/or Hyatt is reduced or compromised, the goodwill associated with these brands may be adversely affected, which may adversely affect our market share, reputation, business, financial condition or results of operations. The positioning and offerings of any of these brands and/or their related customer loyalty programs, could change in a manner that adversely affects our business.
Marriott International could compete with our vacation ownership business in the future.
Under the license agreement with Marriott International, if other international hotel operators offer new products and services as part of their respective hotel businesses that may directly compete with our vacation ownership products and services, then Marriott International may also offer such new products and services, and use its trademarks in connection with such offers. If Marriott International offers new vacation ownership products and services under its trademarks, it may compete directly with our vacation ownership products and services, and we may not be able to distinguish our vacation ownership products and services from those offered by Marriott International. Our ability to remain competitive and to attract and retain owners depends on our success in distinguishing the quality and value of our products and services from those offered by others. If we cannot compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.

If a branded hotel property co-located with one of our resorts ceases to be affiliated with the same brand as our resort or a related brand, our business could be harmed.
Approximately a quarter of our Vacation Ownership segment resorts are co-located with same-branded hotel properties. If a branded hotel property with which one of our resorts is co-located ceases to be operated by or affiliated with the same brand as our resort, which has happened in the past, we could lose benefits such as sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We expect our overhead and operating costs for such resorts would increase. We could also lose our on-site access to hotel customers, including brand customer loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.
We may not have inventory available for sale when needed.
We may enter into capital-efficient transactions to source inventory in which third parties agree to deliver completed units to us at pre-agreed prices in the future. These transactions expose us to additional risk as we will not control development activities or timing of development completion. If our counterparties default on their obligations, or exercise their right to sell inventory to a different buyer, we may not acquire the inventory we expect on time or at all, or it may not be within agreed upon specifications. If we cannot obtain inventory from alternative sources on a timely basis, we may not be able to achieve sales forecasts.
The sale of vacation ownership interests in the secondary market by existing owners could cause our sales revenues and profits to decline.
Sales of VOIs by existing owners, which are typically at lower prices than the prices at which we would sell interests, can create pricing pressure on our sale of vacation ownership products and cause our sales revenues and profits to decline. In addition, unlawful or deceptive third-party VOI resale schemes involving interests in our resorts could damage our reputation and brand value and adversely impact our sales revenues. Development of a more robust secondary market may also cause the volume of lower-cost VOI inventory that we are able to repurchase to supplement our inventory needs to decline, which could adversely impact our development margin.
Purchaser defaults on the vacation ownership notes receivable our business generates could reduce our revenues, cash flows and profits.
In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of VOIs. Accordingly, we are subject to the risk that purchasers of our VOIs may default on the financing that we provide. The risk of purchaser defaults may increase due to man-made or natural disasters, which cause financial hardship for purchasers. The risk of purchaser defaults may also increase if we do not evaluate accurately the creditworthiness of the customers to whom we extend financing or due to the influence of timeshare relief firms. Purchaser defaults have caused, and may continue to cause, us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the vacation ownership notes receivable we have securitized through the ABS market or the Warehouse Credit Facility. If default rates for our borrowers increase, we have been required, and may in the future be required to increase our reserve on vacation ownership notes receivable.
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
Selling VOIs in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. Currently, our VOI sales are made primarily through a limited number of trust entities that issue VOIs. This structure can lead to a temporary depletion of inventory available for sale caused by: (1) delayed delivery of inventory under construction by us or third parties; (2) delayed receipt of required governmental registrations of inventory for sale; and (3) significant unanticipated increases in sales pace. If the inventory available for sale for a particular trust were to be depleted before new inventory is added and available for sale, we would be required to temporarily suspend sales until inventory is replenished. Our efforts to avoid the risk of temporary inventory depletion by maintaining a surplus supply of completed inventory based on our forecasted sales pace, and by employing other mitigation strategies such as accelerating completion of resorts under construction, acquiring VOIs on the secondary market, or reducing sales pace by adjusting prices or sales incentives, may not be successful. A decline in VOI inventory could decrease our financing revenues generated from purchasers of VOIs and fee revenues generated by providing club, management, exchange, sales, and marketing services. In addition, any temporary suspension of sales due to lack of inventory could reduce our cash flow and have a negative impact on our results of operations.
Our development activities expose us to project cost and completion risks.
Our project development activities entail risks that may cause project delays or increased project costs and therefore may adversely impact our results of operations, cash flows and financial condition, including:
•construction delays or cost overruns;
•shortages of skilled labor;
•claims for construction defects, including claims by purchasers and property owners’ associations;
•the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;
•an inability to timely obtain required governmental permits and authorizations;
•compliance with zoning, building codes and other local regulations;
•performance by third parties involved in the financing and development of our projects;
•the cost or availability of raw materials; and
•interference of weather-related, geological or other events, such as hurricanes, earthquakes, floods, tsunamis, fires, and volcanic eruptions.
Our resort management business may be adversely effected by the loss of management contracts, failure of resorts to comply with brand standards, increased maintenance fees and disagreements with owners.
Owners of our VOIs are required to pay maintenance costs to maintain and refurbish the vacation ownership properties and keep them in compliance with brand standards. If a resort fails to comply with applicable brand standards, the applicable licensor could terminate our rights to use its trademarks at the resort, which would result in the loss of management fees, decreased customer satisfaction, and impairment of our ability to market and sell our products at the non-compliant locations. Increases in maintenance fees to keep pace with maintenance and other costs may make our products less desirable, which could negatively impact sales and cause an increase in defaults on our vacation ownership notes receivable portfolio. If the property owners’ associations that we manage are unable to collect sufficient maintenance fees to cover operating and maintenance costs, the related resorts may have to close or file for bankruptcy, which may result in termination of our management agreements. We may also lose resort management contracts if they are not renewed when they expire, or the contract terms may be renegotiated in a manner adverse to us. The loss or renegotiation of a significant number of our management contracts may adversely affect our cash flows, revenues and profits.
From time to time, disagreements arise between us and the owners of VOIs and property owners’ associations. For example, owners of our VOIs have disagreed, and may in the future disagree, with changes we make to our products or programs. Sometimes, disagreements with owners and owners’ associations result in litigation and/or the loss of management contracts. If any such litigation results in a significant adverse judgment or settlement, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained.

Damage to, or other potential losses involving, properties that we own or manage may not be covered by insurance.
Market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. The effects of climate change, such as increased storm intensity and rising sea levels, may also increase the cost of property insurance and decrease our coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of owners of VOIs or in some cases may not provide a recovery for any part of a loss due to deductible limits, policy limits, coverage limits or other factors. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated under guarantees or other financial obligations related to the property. In addition, we could lose the management contract for the property and, to the extent such property operates under a licensed brand, the property may lose operating rights under the associated brand.
Risks related to our exchange and third-party management business.
Our Exchange & Third-Party Management business depends on relationships with developers, members and others, and any adverse changes in these relationships could adversely affect our business, financial condition, and results of operations.
Our Interval International business depends on vacation ownership developers for new members and on members and participants to renew their existing memberships and otherwise engage in transactions. Developers and members also supply resort accommodations for use in exchanges and Getaways. Our vacation rental business depends on vacation property and hotel owners for vacation properties to rent to vacationers.
If we are unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members or developers in our Interval International network, the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue will decrease. The failure to secure the renewal of affiliation agreements with developers with corporate member relationships, where the developer renews Interval International membership fees for all of its active owners, has a greater adverse effect. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially impact our financial condition and results of operations. Our ability to maintain affiliation agreements with resort developers is also impacted by consolidation in the vacation ownership industry. Consolidation can also lead to larger competitors with greater resources that compete with our vacation ownership business for customers, projects and talent.
In addition, we depend on third parties to make certain benefits available to members of the Interval International exchange network. The loss of such benefits could result in a decrease in the number of Interval International members, which could have a materially adversely effect on our business, financial condition and results of operations.
Similarly, the failure of our third-party management businesses to maintain existing or negotiate new management agreements with hotel and vacation property owners or owners associations, as a result of the sale of property to third parties, contract disputes or otherwise, or the failure of vacationers to book vacation rentals through these businesses would result in a decrease in related revenue, which would have an adverse effect on our business, financial condition and results of operations.
Insufficient availability of exchange inventory may adversely affect our profits.
Our exchange networks’ transaction levels depend on the supply of inventory in the system and demand for the available inventory. Exchange inventory is deposited in the system by members, or by developers on behalf of members, to support current or anticipated exchanges. Inventory supply and demand for specific regions and on a broader scope is influenced by a variety of factors, such as: economic conditions; health and safety concerns, including concerns and travel restrictions relating to the COVID-19 pandemic; the occurrence or threat of natural disasters and severe weather; and owner decisions to travel to their home resort/vacation club system or otherwise not deposit exchange inventory. The factors that affect demand for specific destinations could significantly reduce the number of accommodations available in such areas for exchanges. The level of inventory in our system also depends on the number of developers whose resorts are in our exchange networks, and the numbers of members of such resorts. The number of developers affiliated with our exchange networks may decrease for a variety of reasons, such as consolidation and contraction in the industry and competition. If inventory supply and demand do not keep pace, transactions may decrease or we may purchase additional inventory to fulfill the demand, both of which could negatively affect our profits.

Risks related to our indebtedness.
Our indebtedness may restrict our operations.
As of December 31, 2020, we had approximately $2,722 million of total corporate indebtedness outstanding and could borrow an additional $597 million under the Revolving Corporate Credit Facility. Since that date, we issued an additional $575 million in convertible senior notes. The credit agreement that governs the Corporate Credit Facility and the indentures that govern the various senior notes impose significant operating and financial restrictions on us, which among other things limit our ability and the ability of certain of our subsidiaries to incur debt, pay dividends and make other restricted payments, make loans and investments, incur liens, sell assets, enter into affiliate transactions, enter into agreements restricting certain subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of their assets. All of these covenants and restrictions limit how we conduct our business. The Corporate Credit Facility also requires us to maintain a specified leverage ratio; this requirement has been waived until December 31, 2021, provided that we maintain a monthly minimum liquidity of $300 million. These restrictions could restrict our flexibility to react to changes in our businesses, industries and economic conditions and increase borrowing costs.
We must dedicate a portion of our cash flow from operations to debt servicing and repayment of debt, which reduces funds available for strategic initiatives and opportunities, dividends, share repurchases, working capital, and other general corporate needs. It also increases our vulnerability to the impact of adverse economic and industry conditions.
If we are unable to comply with our debt agreements, or to raise additional capital when needed, our business, cash flow, liquidity, and results of operations could be harmed.
Our ability to make scheduled cash payments on and to refinance our indebtedness depends on our ability to generate significant operating cash flow in the future, which, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness.
In addition, our credit ratings will impact the cost and availability of future borrowings and, accordingly, our cost of capital. Downgrades in our ratings could adversely affect our businesses, cash flows, financial condition, operating results and share and debt prices, as well as our obligations with respect to our capital efficient inventory acquisitions.
Failure to make scheduled cash payments on our existing debt, or to comply with the restrictive covenants and other requirements in our debt agreements, could result in an event of default, which, if not cured or waived, could result in acceleration of our debt obligations. We may not have sufficient cash to repay any accelerated debt obligations, which would immediately and materially harm our business, results of operations and financial condition.
We may be required to raise additional capital to refinance our existing debt, or to expand or support our operations. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings, and the outlook for our industry as a whole. The terms of future debt agreements could include more restrictive covenants or require incremental collateral, which may further restrict our business operations or adversely affect our ability to obtain additional financing. There is no guarantee that debt or equity financings will be available in the future on terms favorable to us or at all. If we are unable to access additional funds on acceptable terms, we may have to adjust our business operations, and our ability to acquire additional vacation ownership inventory, repurchase VOIs, or make other investments in our business could be impaired, any of which may adversely affect our cash flows, revenues and profits.
We may incur substantially more debt, which could exacerbate further the risks associated with our leverage.
We and our subsidiaries may incur substantial additional indebtedness in the future, including secured indebtedness, as well as obligations that do not constitute indebtedness as defined in our debt agreements. To the extent that we and our subsidiaries incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above will increase.
If the default rates or other credit metrics underlying our vacation ownership notes receivable deteriorate, our vacation ownership notes receivable securitization program and VOI financing program could be adversely affected.
Our vacation ownership notes receivable portfolio performance and securitization program could be adversely affected if any vacation ownership notes receivable pool fails to meet certain ratios, which could occur if the default rates or other credit metrics of the underlying vacation ownership notes receivable deteriorate. Default rates may deteriorate due to many different reasons, including those beyond our control, such as financial hardship of purchasers. In addition, if we offer loans to our customers with terms longer than those generally offered in the industry, our ability to securitize those loans may be adversely impacted. Instability in the credit markets may impact the timing and volume of the vacation ownership notes receivable that we are able to securitize, as well as the financial terms of such securitizations. If ABS issued in our securitization programs are downgraded by credit agencies in the future, our ability to complete securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available.
We are subject to risks relating to our convertible notes.
Holders of our convertible notes may convert the convertible notes after the occurrence of certain dates or events. See Footnote 17 “Debt,” to our Financial Statements for additional information. If any holders elect to convert their convertible notes, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The way we account for our convertible notes may impact our reported or future financial results and the market price of our common stock. For example, the application of current accounting standards result in our reporting lower net income (or greater net loss) in our financial results because interest must include both the current period’s amortization of the debt discount and the instrument’s coupon interest. See Footnote 17 “Debt,” to our Financial Statements for additional information regarding current and pending methods of accounting for our convertible notes.
We are subject to risks relating to the convertible note hedges and warrants.
In connection with the convertible notes, we entered into privately negotiated convertible note hedges to reduce potential dilution to our common stock and/or offset cash payments we must make in excess of the principal amount, in each case, upon any conversion of convertible notes. We also issued warrants to the hedge counterparties. The warrants could have a dilutive effect on our shares of common stock to the extent that the market price per share exceeds the applicable strike price of the warrants on one or more of the applicable expiration dates.
In connection with establishing their initial hedges of the convertible note hedges and the warrants, the hedge counterparties and/or their respective affiliates advised us that they expected to purchase shares of our common stock in secondary market transactions and/or enter into various derivative transactions with respect to our common stock. These parties may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or buying or selling our common stock in the secondary market. Any of these activities could cause or prevent an increase or a decline in the market price of our common stock.
We are subject to the risk that one or more of the hedge counterparties may default under the convertible note hedges. If any of the hedge counterparties become subject to insolvency proceedings, we will become an unsecured creditor with a claim equal to our exposure at that time under our transactions with such counterparties. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock.
We may be adversely affected by changes in LIBOR reporting practices.
As of December 31, 2020, approximately $884 million of our gross aggregate consolidated indebtedness was indexed to the London Interbank Offered Rate (“LIBOR”) and we were party to $550 million of derivative instruments indexed to LIBOR. In addition, funding costs related to our $600 million Revolving Corporate Credit Facility and $350 million Warehouse Credit Facility, which were both undrawn at December 31, 2020 except for $3 million in letters of credit outstanding, are generally indexed to LIBOR. The U.K. authority that regulates LIBOR announced that it will not compel banks to submit rates for the calculation of LIBOR after June 2023. There is considerable uncertainty regarding the publication of such rates beyond June 2023. A committee convened by the U.S. Federal Reserve to oversee the transition process for LIBOR rates quoted in U.S. dollars recommended the Secured Overnight Financing Rate as the alternative to LIBOR rates quoted in U.S. dollars. Other authorities have recommended alternatives to LIBOR rates quoted in other currencies. The full impact of any transition away from LIBOR remains unclear and these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs. To the extent our interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
Risks related to ownership of our common stock.
Our share repurchase program may not enhance long-term shareholder value and could increase the volatility of the market price of our common stock and diminish our cash.
Our share repurchase program does not obligate us to repurchase any shares of our common stock. We have temporarily suspended our share repurchase program in response to the COVID-19 pandemic and to comply with contractual constraints on our ability to repurchase our shares. When and if we resume the program, the timing and amount of any repurchases will depend upon several factors, including market conditions, business conditions, statutory and contractual restrictions, the trading price of our common stock and the nature of other investment opportunities available to us. In addition, repurchases of our common stock could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be absent the program and could reduce market liquidity for our stock. Use of our funds to repurchase shares could diminish our cash reserves, which may impact our ability to finance growth, pursue strategic opportunities, and discharge liabilities. Our share repurchases may not enhance shareholder value because the market price of our common stock may decline below the prices at which we repurchased shares and short-term stock price fluctuations could reduce the program’s effectiveness.
Our ability to pay dividends on our stock is limited.
We may not declare or pay dividends in the future at any particular rate or at all. Our Board of Directors makes all decisions regarding our payment of dividends, subject to an evaluation of our financial condition, results of operations and capital requirements, as well as applicable law, regulatory and contractual constraints, industry practice and other business considerations that our Board of Directors considers relevant. Certain of the agreements governing our indebtedness restrict our ability and/ or the ability of our subsidiaries to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. We may not have sufficient surplus under Delaware law to be able to pay any dividends, which may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.
Anti-takeover provisions in our organizational documents, Delaware law and in certain of our agreements could delay or prevent a change in control.
Provisions of our Charter and Bylaws, as well as provisions in the agreements with our licensors, may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, our Charter and Bylaws provide for a classified board, require advance notice for shareholder proposals and nominations, place limits on convening shareholder meetings and authorize our Board of Directors to issue one or more series of preferred stock. Delaware law also restricts some business combinations between any holder of 15 percent or more of our outstanding common stock and us. The fact that these provisions and statutory restrictions may discourage acquisition proposals or delay or prevent a change in control could harm our stock price. Delaware law also restricts some business combinations between any holder of 15 percent or more of our outstanding common stock and us.
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
Risks related to the Vistana Spin-Off.
The ILG Acquisition could result in material liability if it causes the Vistana Spin-Off to be taxable.
In connection with Vistana’s spin-off from Starwood and acquisition by ILG (the “Vistana Spin-Off”), ILG and Vistana entered into a Tax Matters Agreement that restricts them from actions or omissions that would cause the Vistana Spin-Off to become taxable. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Starwood or its shareholders for which we may be obligated to indemnify Starwood. Even if we are not responsible for such tax liabilities under the Tax Matters Agreement, we may be liable under applicable tax law for such liabilities if Starwood fails to pay such taxes. For two years after the Vistana Spin-Off, the Tax Matters Agreement prohibited Vistana and ILG from taking certain actions involving their stock or Vistana’s assets because the Vistana Spin-Off would be taxable to Starwood (but not to Starwood shareholders) pursuant to Section 355(e) of the Internal Revenue Code if there was a direct or indirect 50% or greater change in Vistana’s ownership as part of a plan or series of related transactions including the Vistana Spin-Off. The Vistana acquisition was not expected to violate this rule because Starwood shareholders held over 50% by vote and value of ILG stock (and, thus, indirectly, of Vistana) immediately after the Vistana acquisition. However, the ILG Acquisition diluted the indirect ownership of Vistana by its former shareholders below 50%. We received an opinion from KPMG LLP that entering into the ILG Acquisition would not affect the tax-free status of the Vistana Spin-Off; however, this opinion does not bind the IRS or any court. If the IRS asserts that the ILG Acquisition is part of a plan or series of related transactions including the Vistana Spin-Off and the Vistana acquisition, and this assertion is sustained, the Vistana Spin-Off would be subject to the application of Section 355(e) of the Code, and we would be liable to indemnify Starwood (or Marriott International) for any resulting tax liability pursuant to the Tax Matters Agreement.
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
As of December 31, 2020, our vacation ownership portfolio consisted of over 100 properties in the United States and twelve other countries and territories. These properties are described in Part I, Item 1, “Business,” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own all unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts in our Vacation Ownership segment, including resort lobbies and food and beverage outlets.
In addition, we own or lease our regional offices and sales centers, both in the United States and internationally. We lease our corporate headquarters in Orlando, Florida under leases that begin to expire in 2021. In January 2020, we entered into a lease agreement for our new global headquarters in Orlando. The new office building will be developed by a third-party and is expected to be completed in 2024. See Footnote 15 “Leases” for information.
Item 3.        Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed under “Loss Contingencies” in Footnote 14 “Contingencies and Commitments” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.
Item 4.        Mine Safety Disclosures
Not applicable.
PART II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
        Securities
Market Information and Dividends
Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “VAC.” In response to the impact of COVID-19, we temporarily suspended cash dividends. In May 2020, we entered into a waiver (the “Waiver”) to the agreement that governs our Corporate Credit Facility that, among other things, suspends our requirement to comply with the leverage covenant in the Revolving Corporate Credit Facility for up to four quarters, and prohibits us from making certain restricted payments, including dividends. In February 2021, we extended the suspension period included in the Waiver through the end of 2021. Subject to compliance with the Waiver, and the other restrictions on payment of dividends in our Corporate Credit Facility, any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory and contractual constraints, industry practice and other business considerations that our Board of Directors considers relevant. In addition the indentures governing our senior notes contain restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of our 1.50% Convertible Senior Notes due 2022 (“2022 Convertible Notes”) in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at any particular rate or at all.
Holders of Record
On February 19, 2021, there were 25,731 holders of record of our common stock.
Issuer Purchases of Equity Securities
On July 30, 2019, our Board of Directors authorized the extension of the duration of our then-existing share repurchase program to December 30, 2020, as well as the repurchase of up to 4.5 million additional shares of our common stock. Due to the impact of the impact of the COVID-19 pandemic, we temporarily suspended repurchasing shares of our common stock in April 2020. Our share repurchase program expired on December 31, 2020.

Performance Graph

Comparison of Cumulative Total Return
$275
$250
$225
$200
$175
$150
$125
$100
01/01/16
12/30/16
12/31/17
12/31/18
12/31/19
12/31/20
Marriott Vacations Worldwide Corporation
S&P MidCap 400 Index
S&P Composite 1500 Hotels, Resorts & Cruise Lines Index

The above graph compares the relative performance of our common stock, the S&P MidCap 400 Index (which has included our common stock since the acquisition of ILG), and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. The graph assumes that $100 was invested in our common stock and each index on January 1, 2016. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

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

	Fiscal Years(1)
(in millions, except per share amounts and member statistics)	2020	2019(2)	2018	2017	2016
Income Statement Data
Revenues	$2,886	$4,259	$2,968	$2,183	$2,000
Revenues net of total expenses	(98)	458	267	246	200
Net (loss) income attributable to common shareholders	(275)	138	55	235	122

Per Share Data
Basic (loss) earnings per share attributable to common shareholders	$(6.65)	$3.13	$1.64	$8.70	$4.37
Diluted (loss) earnings per share attributable to common shareholders	$(6.65)	$3.09	$1.61	$8.49	$4.29
Cash dividends declared per share	$0.54	$1.89	$1.65	$1.45	$1.25

Balance Sheet Data
Total assets	$8,898	$9,214	$9,018	$2,845	$2,320
Securitized debt, net	1,588	1,871	1,714	835	729
Debt, net	2,680	2,216	2,104	260	8
Total liabilities	6,216	6,183	5,552	1,804	1,425
MVW shareholders' equity	2,651	3,019	3,461	1,041	895
Noncontrolling interests	31	12	5	—	—

Operating Statistics
Vacation Ownership
Total contract sales(3)	$669	$1,569	$1,089	$826	$741
Consolidated contract sales(3)	$654	$1,524	$1,073	$826	$741
Exchange & Third-Party Management
Total active Interval International members at end of period (000's)	1,518	1,670	1,802	—	—
Average revenue per Interval International member	$144.97	$168.73	$37.37	$—	$—
_________________________
(1)In 2017, we changed our financial reporting cycle to a calendar year-end reporting cycle. All fiscal years presented before 2017 included 52 weeks.
(2)Data presented herein has been reclassified to conform to our 2019 financial statement presentation.
(3)Contract sales consist of the total amount of vacation ownership product sales under contract signed during the period where we have received a down payment of typically at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third-parties, which we refer to as “resales contract sales.” In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report in our income statements due to the requirements for revenue recognition described in Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business. Total contract sales include contract sales from the sale of vacation ownership products including joint ventures. Consolidated contract sales exclude contract sales from the sale of vacation ownership products for non-consolidated joint ventures.

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
Our discussion and analysis of fiscal year 2020 to fiscal year 2019 is included herein. Our discussion and analysis of fiscal year 2019 to fiscal year 2018 has been omitted from this Form 10-K and can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 2, 2020.
Business Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental, and resort and property management, along with related businesses, products and services. Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.
Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to Consolidated Property Owners’ Associations.
COVID-19 Pandemic Update
The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets. We discuss the COVID-19 pandemic and its current and potential future implications in this report; however, the COVID-19 pandemic is evolving and its potential impact on our business in the future remains uncertain. Please see “Impact of COVID-19 Pandemic” included in “Item 1. Business” for additional discussion on the COVID-19 pandemic and its impact on our business.
As a result of the COVID-19 pandemic, in September 2020, a workforce reduction plan was approved, which impacted approximately 3,000 associates beginning in November 2020. We expect that we will incur approximately $30 to $35 million in restructuring and related charges primarily related to employee severance and benefit costs, including a portion that is included in cost reimbursements. See Footnote 3 “Restructuring Charges” to our Financial Statements for more information about the restructuring charges recorded as a result of the COVID-19 pandemic.
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

	Fiscal Years
	2020	2019	2018
Average FICO score	730	736	738
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

Acquired vacation ownership notes receivable are accounted for using the purchased credit deteriorated assets provision of the current expected credit loss model. At acquisition, we recorded these vacation ownership notes receivable at fair value. Upon adoption of Accounting Standards Update 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on January 1, 2020, we established a reserve for credit losses and a corresponding increase in the book value of the acquired vacation ownership notes receivable, resulting in no impact to the recorded balance. The estimates of the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses. Any changes in the reserve for credit losses are recorded as Financing expenses on our Income Statements.
In addition, we established a noncredit discount, which represents the difference between the amortized cost basis and the par value of our acquired vacation ownership notes receivable. The noncredit discount will be amortized to interest expense over the contractual life of the acquired vacation ownership notes receivable and is recorded as Financing expenses on our Income Statements. See Footnote 7 “Vacation Ownership Notes Receivable” to our Financial Statements for further information regarding the accounting for acquired vacation ownership notes receivable.
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts closed in the period divided by contract sales volume of all contracts closed in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 51 percent in 2020 and 63 percent in 2019, with the year-over-year decline being driven by programs we offered to incent cash purchases. We expect to continue offering financing incentive programs in 2021 and that interest income will begin to increase when new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable, most likely in 2022.
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

	Fiscal Years
	2020	2019	2018
Historical default rates	6.3%	4.5%	3.8%
The increase in default rates in 2020 was predominantly due to the impact of the COVID-19 pandemic on the performance of our notes receivable portfolio. See Footnote 7, “Vacation Ownership Notes Receivable” to our Financial Statements for additional information regarding the COVID-19 impact on our vacation ownership notes receivable reserves.
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
Rental expenses include:
•Maintenance fees on unsold inventory;
•Costs to provide alternative usage options, including Marriott Bonvoy points, offerings available as part of the Explorer Collection and through the Interval Options program, for owners who elect to exchange their inventory;
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
•Total contract sales include contract sales from the sale of vacation ownership products including joint ventures
•Consolidated contract sales exclude contracts sales from the sale of vacation ownership products for non-consolidated joint ventures
•Development margin percentage;
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

CONSOLIDATED RESULTS

	Fiscal Years
($ in millions)	2020	2019	2018
REVENUES
Sale of vacation ownership products	$546	$1,354	$990
Management and exchange	755	949	499
Rental	276	573	371
Financing	267	275	183
Cost reimbursements	1,042	1,108	925
TOTAL REVENUES	2,886	4,259	2,968
EXPENSES
Cost of vacation ownership products	150	349	260
Marketing and sales	419	748	527
Management and exchange	442	547	259
Rental	321	357	281
Financing	107	91	65
General and administrative	154	248	198
Depreciation and amortization	123	141	62
Litigation charges	6	7	46
Restructuring	25	—	—
Royalty fee	95	106	78
Impairment	100	99	—
Cost reimbursements	1,042	1,108	925
TOTAL EXPENSES	2,984	3,801	2,701
(Losses) gains and other (expense) income, net	(26)	16	21
Interest expense	(150)	(132)	(54)
ILG acquisition-related costs	(62)	(118)	(127)
Other	(4)	1	(4)
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(340)	225	103
Benefit (provision) for income taxes	84	(83)	(51)
NET (LOSS) INCOME	(256)	142	52
Net (income) loss attributable to noncontrolling interests	(19)	(4)	3
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(275)	$138	$55

Operating Statistics

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
(Contract sales $ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Vacation Ownership
Total contract sales	$669	$1,569	$1,089	$(900)	(57%)	$480	$50	6%
Consolidated contract sales	$654	$1,524	$1,073	$(870)	(57%)	$451	$50	6%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,518	1,670	1,802	(152)	(9%)	(132)
Average revenue per member(1)	$144.97	$168.73	$37.37	$(23.76)	(14%)	NM
_______________
(1)Only includes members of the Interval International exchange network.
NM     Not meaningful
Revenues
The following table presents our revenues for 2020, 2019, and 2018. The results for 2018 include Legacy-ILG for the months of September through December 2018, following the ILG Acquisition on September 1, 2018.

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Vacation Ownership	$2,530	$3,761	$2,803	$(1,231)	(33%)	$958	$117	5%
Exchange & Third-Party Management	309	454	161	(145)	(32%)	293	—	—%
Total Segment Revenues	2,839	4,215	2,964	(1,376)	(33%)	1,251	117	—%
Consolidated Property Owners' Associations	47	44	4	3	10%	40	—	—%
Total Revenues	$2,886	$4,259	$2,968	$(1,373)	(32%)	$1,291	$117	5%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense associated with term loan securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, because this measure excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We believe Adjusted EBITDA is useful as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Adjusted EBITDA also facilitates comparison by us, analysts, investors, and others, of results from our on-going core operations before the impact of these items with results from other vacation companies.

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

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Net (loss) income attributable to common shareholders	$(275)	$138	$55	$(413)	(299%)	$83	$(50)	(88%)
Interest expense	150	132	54	18	14%	78	77	149%
Tax (benefit) provision	(84)	83	51	(167)	(201%)	32	(39)	(87%)
Depreciation and amortization	123	141	62	(18)	(13%)	79	5	23%
EBITDA	(86)	494	222	(580)	(117%)	272	(7)	(4%)
Share-based compensation	37	37	35	—	(1%)	2	4	16%
Certain items	284	227	162	57	25%	65	71	58%
Adjusted EBITDA	$235	$758	$419	$(523)	(69%)	$339	$68	21%
Adjusted EBITDA margin percentage	13%	24%	21%	(11 pts)		4 pts	3 pts
Certain items for 2020 consisted of $100 million of impairment charges, $62 million of ILG acquisition-related costs, $57 million of other charges (including $50 million related to the net sales reserve adjustment, $2 million related to an accrual for the health and welfare costs for furloughed associates, $4 million related to the charge for VAT penalties and interest (see offset included in indemnification below) and $1 million of other miscellaneous charges), $26 million of losses and other expense, $25 million of restructuring costs, $4 million of purchase accounting adjustments, $6 million of litigation charges, and $4 million of transaction costs related to our asset light inventory arrangements.
The $26 million of losses and other expense included $32 million related to a true-up to a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the Benefit (provision) for income taxes line), $11 million related to foreign currency translation losses, and a $5 million loss related to the disposition of a formerly consolidated subsidiary, partially offset by $6 million of gains and other income related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado, a $6 million receivable related to indemnification from Marriott International for certain VAT charges, $4 million related to net insurance proceeds from the final settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane, $3 million related to other insurance proceeds, and $3 million of miscellaneous gains and other income.
Certain items for 2019 consisted of $119 million of acquisition-related costs (including $118 million of ILG acquisition-related costs and $1 million of other acquisition costs), $99 million of asset impairment charges, $17 million of unfavorable purchase price adjustments, $7 million of litigation charges, and $1 million of other severance costs, partially offset by $16 million of miscellaneous gains and other income. The $16 million of miscellaneous gains and other income included $19 million of gains and other income related to the disposition of excess land parcels in Cancun, Mexico and Avon, Colorado, $9 million of gains and other income related to net insurance proceeds from the final settlement of Legacy-MVW business interruption insurance claims arising from prior year hurricanes, and $3 million of gains and other income resulting from the recovery of a portion of the fraudulently induced electronic payment disbursements made to third parties, partially offset by $15 million of integration related tax matters and other miscellaneous expenses.

Segment Adjusted EBITDA

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Vacation Ownership	$229	$794	$511	$(565)	(71%)	$283	$79	18%
Exchange & Third-Party Management	119	183	77	(64)	(36%)	106	—	—%
Segment Adjusted EBITDA	348	977	588	(629)	(64%)	389	79	—%
General and administrative	(118)	(222)	(171)	104	47%	(51)	(11)	(11%)
Consolidated Property Owners' Associations	5	3	2	2	122%	1	—	—%
Adjusted EBITDA	$235	$758	$419	$(523)	(69%)	$339	$68	21%
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Segment Adjusted EBITDA	$229	$794	$511	$(565)	(71%)	$283	$79	5%
Depreciation and amortization	(71)	(68)	(37)	(3)	(4%)	(31)	(1)	(9%)
Share-based compensation	(6)	(8)	(7)	2	29%	(1)	(1)	(2%)
Certain items	(73)	(95)	(24)	22	22%	(71)	(57)	(316%)
Segment financial results	$79	$623	$443	$(544)	(87%)	$180	$20	5%
Certain items in the Vacation Ownership segment for 2020 consisted of $50 million related to the net sales reserve adjustment, $15 million of restructuring costs, $8 million of asset impairment charges, $6 million of litigation charges, $3 million of unfavorable purchase accounting adjustments, and $3 million of transaction costs associated with asset light inventory arrangements, partially offset by $12 million of gains and other income.
Certain items in the Vacation Ownership segment for 2019 consisted of $99 million of asset impairment charges, $17 million of unfavorable purchase accounting adjustments, $6 million of litigation charges, and $1 million of acquisition costs, partially offset by $28 million of gains and other income.
Exchange & Third-Party Management

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change
Segment Adjusted EBITDA	$119	$183	$77	$(64)	(36%)	$106	138%
Depreciation and amortization	(19)	(47)	(16)	28	60%	(31)	(191%)
Share-based compensation	(2)	(3)	(1)	1	33%	(2)	(137%)
Certain items	(99)	(4)	(3)	(95)	(2215%)	(1)	(25%)
Segment financial results	$(1)	$129	$57	$(130)	(101%)	$72	129%
Certain items in the Exchange & Third-Party Management segment for 2020 consisted of $92 million of asset impairment charges, $4 million of restructuring costs, $2 million of miscellaneous losses and other expense, and $1 million of unfavorable purchase accounting adjustments.
Certain items in the Exchange & Third-Party Management segment for 2019 consisted of $3 million of miscellaneous losses and other expense and $1 million of unfavorable purchase accounting adjustments.

BUSINESS SEGMENTS
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 21 “Business Segments” to our Financial Statements for further information on our segments.
VACATION OWNERSHIP

	Fiscal Years
($ in millions)	2020	2019	2018
REVENUES
Sale of vacation ownership products	$546	$1,354	$990
Resort management and other services	356	488	359
Rental	239	512	352
Financing	265	271	182
Cost reimbursements	1,124	1,136	920
TOTAL REVENUES	2,530	3,761	2,803
EXPENSES
Cost of vacation ownership products	150	349	260
Marketing and sales	386	695	513
Resort management and other services	136	229	190
Rental	363	390	277
Financing	106	89	64
Depreciation and amortization	71	68	37
Litigation charges	6	6	46
Restructuring	15	—	—
Royalty fee	95	106	78
Impairment	8	99	—
Cost reimbursements	1,124	1,136	920
TOTAL EXPENSES	2,460	3,167	2,385
Gains and other income, net	12	28	28
ILG acquisition-related costs	—	—	—
Other	(3)	1	(4)
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	79	623	442
Net loss attributable to noncontrolling interests	—	—	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$79	$623	$443
Contract Sales

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Total consolidated contract sales	654	1,524	1,073	(870)	(57%)	451	50	6%
Joint venture contract sales	15	45	16	(30)	(68%)	29	—	—%
Total contract sales	$669	$1,569	$1,089	$(900)	(57%)	$480	$50	6%

Sale of Vacation Ownership Products

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Total contract sales	$669	$1,569	$1,089	$(900)	(57%)	$480	$50	6%
Less resales contract sales	(12)	(30)	(30)	18		—	—
Less joint venture contract sales	(15)	(45)	(16)	30		(29)	—
Consolidated contract sales, net of resales	642	1,494	1,043	(852)		451	50
Plus:
Settlement revenue	14	24	26	(10)		(2)	1
Resales revenue	7	14	12	(7)		2	2
Revenue recognition adjustments:
Reportability	58	(8)	11	66		(19)	(19)
Sales reserve	(129)	(112)	(64)	(17)		(48)	(13)
Other(1)	(46)	(58)	(38)	12		(20)	1
Sale of vacation ownership products	$546	$1,354	$990	$(808)	(60%)	$364	$22	3%
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
2020 Compared to 2019
Sale of vacation ownership products decreased $808 million due primarily to $852 million of lower consolidated contract sales volumes, net of resales, and $17 million of higher sales reserve activity, partially offset by a $66 million favorable change in revenue reportability.
The lower contract sales performance as well as the higher sales reserve activity were primarily due to the response to the COVID-19 pandemic. Contract sales and VPG as of March 13, 2020 were 10 percent and 11 percent higher, respectively, than the same period during the first quarter of 2019. However, during the second half of March 2020, as the virus continued to spread and we closed all of our sales centers, contract sales volumes declined significantly. We reopened eight sales centers in the second quarter and continued to reopen sales centers throughout the remainder of the year. At the end of 2020, over 80 percent of our sales centers were open, with the exception of sales centers in Kauai, Hawaii and in California that reopened but closed again in December 2020 due to government restrictions, as well as a handful of our smaller urban sales centers.
The higher sales reserve recorded in 2020 reflected an estimate of higher estimated default activity related primarily to the impact of the COVID-19 pandemic, offset partially by the impact of lower contract sales in 2020. We will continue to evaluate our estimate of future default activity and compare it to actual default activity, and may adjust our sales reserve based on changes in actual default activity and other factors, as necessary.
Revenue reportability was significantly higher in 2020 as a result of contract sales late in the fourth quarter of 2019 that we recognized as revenue in 2020. However, this shift of revenues from sales in late 2019 to early 2020 was not fully offset by the shift of revenues from sales late in the fourth quarter of 2020 into 2021, given the lower sales volumes in December 2020 due to the impact of the COVID-19 pandemic.

Development Margin

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Sale of vacation ownership products	$546	$1,354	$990	$(808)	(60%)	$364	$22	3%
Cost of vacation ownership products	(150)	(349)	(260)	199	57%	(89)	4	2%
Marketing and sales	(386)	(695)	(513)	309	45%	(182)	(2)	(1%)
Development margin	$10	$310	$217	$(300)	(97%)	$93	$24	13%
Development margin percentage	1.8%	22.9%	21.9%	(21.1 pts)		1.0 pts
2020 Compared to 2019
Development margin decreased $300 million or 97 percent. The decrease in development margin reflected $174 million of lower vacation ownership contract sales volume, net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), $107 million related to less efficient marketing and sales spend, and $80 million related to the net impact of the higher sales reserve. These declines were partially offset by $45 million of favorable revenue reportability compared to 2019 and $16 million of lower product cost activity mainly from a favorable mix of lower cost inventory being sold.
Resort Management and Other Services Revenues, Expenses and Margin

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Management fee revenues	$149	$144	$114	$5	4%	$30	$2	2%
Ancillary revenues	89	224	160	(135)	(60%)	64	5	4%
Other management and exchange revenue	118	120	85	(2)	(3%)	35	7	9%
Resort management and other services revenues	356	488	359	$(132)	(27%)	129	14	5%
Resort management and other services expenses	(136)	(229)	(190)	93	41%	(39)	(3)	(2%)
Resort management and other services margin	$220	$259	$169	$(39)	(15%)	90	$11	7%
Resort management and other services margin percentage	61.8%	53.0%	47.1%	8.8 pts		5.9 pts
2020 Compared to 2019
Resort management and other services revenues reflected lower ancillary revenues, including revenues from food and beverage and golf offerings, as a result of significant resort and ancillary outlet closings due to the COVID-19 pandemic, partially offset by 4 percent higher management fees resulting from the cumulative increase in the number of vacation ownership products sold and higher operating costs across the system.
The decrease in resort management and other services margin reflected the decrease in resort management and other services revenues, partially offset by lower ancillary expenses as a result of the lower ancillary revenues mentioned above.

Rental Revenues, Expenses and Margin

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Rental revenues	$239	$512	$352	$(273)	(53%)	$160	$36	13%
Rental expenses	(363)	(390)	(277)	27	7%	(113)	(18)	(8%)
Rental margin	$(124)	$122	$75	$(246)	(201%)	$47	$18	35%
Rental margin percentage	NM	23.7%	21.5%	NM		2.2 pts

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
(transient keys in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Transient keys rented(1)	1.1	2.4	1.6	(1.3)	(53%)	0.8	0.1	4%
Average transient key rate	$219.82	$228.38	$222.10	$(8.56)	(4%)	$6.28	$3.65	2%
Resort occupancy	57.2%	88.1%	88.5%	(30.9 pts)		(0.4 pts)	0.9 pts
_________________________
(1)Transient keys rented exclude those obtained through the use of plus points and preview stays.
2020 Compared to 2019
The decline in rental margin resulted from a decline in keys rented and transient rate due to the COVID-19 pandemic. Rental margin as of the end of February 2020 was nearly $4 million higher than the comparable period of 2019. In response to quickly evolving travel restrictions and restrictions on business operations, beginning March 25, 2020, we closed our resorts for rental guests with stays at our branded North America vacation ownership resorts. In late May, as many government restrictions were beginning to be relaxed, we began reopening resorts to rental guests. Since the end of the second quarter and through the end of the year, we reopened more resorts to rental guests and expect rental revenues to continue to increase from current levels. At the end of 2020, over 95% of our resorts were open for rental stays.
Financing Revenues, Expenses and Margin

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Financing revenues	$265	$271	$182	$(6)	(2%)	$89	$32	22%
Financing expenses	(48)	(34)	(24)	(14)	(45%)	(10)	(1)	(10%)
Consumer financing interest expense	(58)	(55)	(40)	(3)	(5%)	(15)	(7)	(21%)
Financing margin	$159	$182	$118	(23)	(13%)	64	$24	25%
Financing margin percentage	59.8%	67.3%	64.6%	(7.5 pts)		2.7 pts	1.5 pts
Financing propensity	51%	63%	62%	(12 pts)		1 pts
2020 Compared to 2019
Financing revenues decreased due to higher plus point finance incentive costs related to financing incentive programs we offered prior to the COVID-19 pandemic, as well as a decrease in the average gross vacation ownership notes receivable balance. The higher financing expenses included $14 million related to the higher reserve on the acquired vacation ownership notes receivable balance due primarily to higher estimated defaults as a result of the COVID-19 pandemic and $5 million related to higher technology related costs year over year, partially offset by lower salaries and wages associated with the furlough and reduced work week programs in the current year. Higher consumer financing interest expense resulted from higher overall securitized debt balances, partially offset by lower average borrowing rates.
Depreciation and Amortization

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Depreciation and amortization	$71	$68	$37	$3	4%	$31	$1	8%

Litigation Charges

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Litigation charges	$6	$6	$46	$—	7%	$(40)	$(40)	(87%)
2020 Compared to 2019
In 2020, we incurred $6 million of litigation charges related primarily to projects in Europe. In 2019, we incurred $6 million of litigation charges, including approximately $4 million related to projects in Europe and approximately $1 million related to projects in California.
Royalty Fee

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Royalty fee	$95	$106	$78	$(11)	(10%)	$28	$—	—%
2020 Compared to 2019
Royalty fee expense declined in 2020 as a result of lower contract closings due to the lower contract sales compared to the prior year.
Impairment

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Impairment	$8	$99	$—	$(91)	(91%)	$99	$99	100%
2020
We recorded a non-cash impairment of $6 million related to our Asia Pacific inventory as a result of the COVID-19 pandemic and $2 million of impairment charges for property and equipment.
2019
We recorded a non-cash impairment of $26 million as a result of entering into a contract to sell land and land improvements associated with a future phase of an existing resort located in Orlando, Florida for which the book value of the assets to be sold exceeded the sales price. This contract was subsequently terminated. We also recorded a non-cash impairment charge of $72 million due to a change in our development strategy associated with our comprehensive review of the strategic fit of the land holdings and operating hotels in our Vacation Ownership segment as a result of the ILG Acquisition. Additionally, we recorded a non-cash impairment of $1 million related to an ancillary asset located at a Vacation Ownership segment property in Europe.
Cost Reimbursements

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Cost reimbursements	$1,124	$1,136	$920	$(12)	(1%)	$216	$13	2%
Other

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Other	$(3)	$1	$(4)	$(4)	(441%)	$5	$4	NM
2020 Compared to 2019
In 2020, we incurred $3 million of transaction costs associated with our asset light inventory arrangements.

Gains and Other Income, Net

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Gains and other income, net	$12	$28	$28	$(16)	(56%)	$—	$(1)	(6%)
2020
We recorded $12 million of gains and other income, including $6 million of net gains related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado, $4 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane, $1 million related to foreign currency translation and $1 million related to a miscellaneous insurance refund.
2019
We recorded $28 million of gains and other income, including $19 million of net gains related to the disposition of excess land in Cancun, Mexico, and Avon, Colorado, and $9 million gains and other income related to net insurance proceeds from the settlement of Legacy-MVW business interruption insurance claims arising from the 2017 hurricanes.
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

	Fiscal Years
($ in millions)	2020	2019	2018
REVENUES
Management and exchange	$211	$298	$109
Rental	37	61	18
Financing	2	4	1
Cost reimbursements	59	91	33
TOTAL REVENUES	309	454	161
EXPENSES
Marketing and sales	33	53	14
Management and exchange	89	101	31
Rental	11	28	9
Financing	1	2	1
Amortization of intangibles	19	22	6
Depreciation	—	25	10
Restructuring	4	—	—
Impairment	92	—	—
Cost reimbursements	59	91	33
TOTAL EXPENSES	308	322	104
(Losses) gains and other (expense) income, net	(2)	(3)	1
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	(1)	129	58
Net income attributable to noncontrolling interests	—	—	(1)
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1)	$129	$57

Management and Exchange Margin

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change
Management and exchange revenue	$211	$298	$109	$(87)	(29%)	$189	173%
Management and exchange expense	(89)	(101)	(31)	12	12%	(70)	(224%)
Management and exchange margin	$122	$197	$78	$(75)	(38%)	119	152%
Management and exchange margin percentage	57.4%	65.9%	71.3%	(8.5 pts)		(5.4 pts)
2020 Compared to 2019
The decline in management and exchange revenue and margin reflected lower exchange revenues and lower average exchange transaction fees at Interval International, primarily due to the closure of a large number of affiliated resorts and the fact that additional resorts stopped taking reservations in response to the COVID-19 pandemic. In addition, Aqua-Aston was negatively impacted by travel restrictions that significantly affected substantially all of their properties in Hawaii. Lower management and exchange expense reflected lower costs associated with the furlough and reduced work week programs and lower print and postage costs.
While exchange revenues were down in 2020, exchange transactions increased 8 percent in the second half of the year as compared to the prior year, with the fourth quarter increasing 17 percent, reflecting customers’ more recent desire to travel and pent up demand. As of December 31, 2020, over 90 percent of Interval International’s affiliated resorts had reopened.
Rental Revenues, Expenses and Margin

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change
Rental revenues	$37	$61	$18	$(24)	(40%)	$43	249%
Rental expenses	(11)	(28)	(9)	17	62%	(19)	(203%)
Rental margin	$26	$33	$9	$(7)	(22%)	$24	300%
Rental margin percentage	71.3%	54.6%	47.7%	16.7 pts		6.9 pts
2020 Compared to 2019
The decline in rental revenue reflected lower Getaways program transactions and lower average Getaways program transaction fees as a result of resort closures in response to the COVID-19 pandemic.
The decline in rental margin reflected the declines in rental revenue, partially offset by a reduction in space procurement costs resulting from fewer bookings into purchased inventory, and adjustments for cancellations and resorts closing for rental stays in response to the COVID-19 pandemic.
Impairment

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change
Impairment	$92	$—	$—	$92	NM	$—	—%
2020
In 2020, we recorded a non-cash impairment charge of $92 million primarily related to a decrease in the fair value of goodwill and certain trademarks resulting from the impact of the COVID-19 pandemic. See Footnote 12 “Goodwill” and Footnote 13 “Intangible Assets” to our Financial Statements for additional information.

Losses / Gains and Other Expense / Income

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change
(Losses) gains and other (expense) income, net	$(2)	$(3)	$1	$1	11%	$(4)	518%
2020
We recorded $2 million of net losses and other expense, including a $5 million loss related to the disposition of a previously consolidated subsidiary, partially offset by $3 million of gains and other income from other insurance proceeds.
2019
We recorded $3 million of miscellaneous net losses and other expense.
CORPORATE AND OTHER
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, ILG acquisition-related costs, and provision for income taxes. In addition, Corporate and Other includes the Consolidated Property Owners’ Associations revenues and expenses.

	Fiscal Years
($ in millions)	2020	2019	2018
REVENUES
Resort management and other services	$188	$163	$31
Rental	—	—	1
Cost reimbursements	(141)	(119)	(28)
TOTAL REVENUES	47	44	4
EXPENSES
Resort management and other services	217	217	38
Rental	(53)	(61)	(5)
General and administrative	154	248	198
Depreciation and amortization	33	26	9
Litigation charges	—	1	—
Restructuring	6	—	—
Cost reimbursements	(141)	(119)	(28)
TOTAL EXPENSES	216	312	212
Losses and other expense, net	(36)	(9)	(8)
Interest expense	(150)	(132)	(54)
ILG acquisition-related costs	(62)	(118)	(127)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(418)	(527)	(397)
Benefit (provision) for income taxes	84	(83)	(51)
Net (income) loss attributable to noncontrolling interests	(19)	(4)	3
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(353)	$(614)	$(445)

Consolidated Property Owners’ Associations
The following table illustrates the impact of the Consolidated Property Owners’ Associations of the acquired Legacy-ILG vacation ownership properties under the relevant accounting guidance, which represents the portion related to individual or third-party VOI owners.

	Fiscal Years
($ in millions)	2020	2019	2018
REVENUES
Resort management and other services	$188	$163	$31
Rental	—	—	1
Cost reimbursements	(141)	(119)	(28)
TOTAL REVENUES	47	44	4
EXPENSES
Resort management and other services	217	217	38
Rental	(53)	(61)	(5)
Cost reimbursements	(141)	(119)	(28)
TOTAL EXPENSES	23	37	5
Gains and other income, net	4	—	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	28	7	(1)
Provision for income taxes	(4)	—	—
Net (income) loss attributable to noncontrolling interests	(19)	(4)	3
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5	$3	$2
General and Administrative

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
General and administrative	$154	$248	$198	$(94)	(38%)	$50	$15	12%
2020 Compared to 2019
General and administrative expenses decreased $94 million due to $26 million of savings related to synergy efforts and lower costs associated with the furlough and reduced work week programs, $17 million related to lower personnel related costs, a $14 million credit related to the incentive under the CARES Act for companies to continue paying associates’ benefit costs while they were not working, and $37 million of lower overall spending across the business on technology, travel, training and other costs as a result of the COVID-19 pandemic. The lower personnel related and other expenses included suspension of annual merit increases and bonuses in response to the COVID-19 pandemic, offset by inflationary cost increases.
Depreciation and Amortization

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Depreciation and amortization	$33	$26	$9	$7	28%	$17	$4	88%
Losses and Other Expense, net

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Losses and other expense, net	$(36)	$(9)	$(8)	$(27)	(255%)	$(1)	$(11)	(163%)
2020
We recorded $36 million of net losses and other expense, including $32 million for the true-up to an indemnification receivable from Marriott International as a result of a settlement of an indemnified liability with a taxing authority (the true-up to the offsetting accrual is included in the Benefit (provision) for income taxes line), and $12 million related to foreign currency translation, partially offset by $6 million of other income related to an indemnification from Marriott International for VAT penalties and interest and $2 million of miscellaneous net gains and other income.
2019
We recorded $9 million of net losses and other expense, including $10 million of ILG integration-related tax matters and $2 million of losses and other expense resulting from foreign currency translation, partially offset by $3 million of gains and other income resulting from the recovery of a portion of the fraudulently induced electronic payment disbursements made in 2018.
Interest Expense

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
Interest expense	$(150)	$(132)	$(54)	$(18)	(14%)	$(78)	$(77)	(149%)
2020 Compared to 2019
Interest expense increased $18 million due primarily to $20 million of higher interest expense associated with the new debt issued in May 2020, partially offset by $2 million of lower interest expense associated with various other debt.
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

	Fiscal Years			Change 2020 vs. 2019		Change 2019 vs. 2018
($ in millions)	2020	2019	2018	Change		Change	Change Excluding Legacy-ILG Impact
ILG acquisition-related costs	$(62)	$(118)	$(127)	$56	48%	$9	$(1)	(1%)
Income Tax

	Fiscal Years
($ in millions)	2020	2019	2018	Change 2020 vs. 2019		Change 2019 vs. 2018
Benefit (provision) for income taxes	$84	$(83)	$(51)	$167	201%	$(32)	(61%)
2020 Compared to 2019
The change in the Benefit (provision) for income taxes is predominately attributable to a pre-tax loss for fiscal year 2020 compared to pre-tax income for fiscal year 2019 and benefits of the CARES Act.
Liquidity and Capital Resources
Our capital needs are supported by cash on hand ($524 million at the end of 2020), cash generated from operations, our ability to raise capital through securitizations in the ABS market and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders. At the end of 2020, we had $4.3 billion of total gross debt outstanding, which included $1.6 billion of non-recourse securitized debt, $1.1 billion of gross senior unsecured notes, $0.9 billion of gross secured indebtedness under the Corporate Credit Facility, $0.5 billion of gross senior secured notes, and $0.2 billion of 2022 Convertible Notes.
Subsequent to the end of 2020, we entered into a definitive agreement to acquire Welk Resorts, one of the largest independent timeshare companies in North America, for approximately $430 million, including approximately 1.4 million shares of our common stock, which will be valued at $134 per share. The remaining purchase price will be paid in cash. The acquisition is expected to close early in the second quarter of 2021.

Additionally, subsequent to the end of 2020, we issued $575 million of 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”) with an initial conversion price of $171.01 per share. To reduce the potential dilution to earnings per share upon conversion of the 2026 Convertible Notes, we also entered into privately negotiated convertible note hedges at a strike price that initially corresponds to the initial conversion price of the 2026 Convertible Notes and warrant transactions at an initial strike price of $213.76 per share, which represents a premium of 75% over the last reported sale price of our common stock on January 27, 2021. We expect to use the net proceeds to finance and consummate the acquisition of Welk Resorts, repay certain outstanding Welk Resorts debt, repay a portion of our term loan and pay transaction expenses and other fees in connection therewith, and to the extent of any remaining proceeds, for other general corporate purposes.
At the end of 2020, we had $749 million of completed real estate inventory on hand. In addition, we had $162 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products.
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
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Fiscal Years
($ in millions)	2020	2019	2018
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$299	$382	$97
Investing activities	(32)	37	(1,407)
Financing activities	23	(331)	1,433
Effect of change in exchange rates on cash, cash equivalents, and restricted cash	1	(1)	—
Net change in cash, cash equivalents, and restricted cash	$291	$87	$123
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

In 2020, we generated $299 million of cash flows from operating activities compared to $382 million in 2019. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations reflected lower sales and rentals deposits due to the COVID-19 pandemic and higher net inventory activity, partially offset by higher collections of outstanding vacation ownership notes receivable and lower operational expense spending.
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
In addition to net (loss) income and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending (In Excess of) Less Than Cost of Sales

	Fiscal Years
($ in millions)	2020	2019	2018
Inventory spending	$(98)	$(228)	$(212)
Purchase of vacation ownership units for future transfer to inventory	(61)	(20)	—
Inventory costs	117	292	221
Inventory spending (in excess of) less than cost of sales	$(42)	$44	$9
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item). Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from our points programs and capital efficient transactions, our spending for real estate inventory remained below the amount of real estate inventory costs in 2019 and 2018. In 2020, however, while our spending for real estate inventory remained low, given the slowdown in sales pace as a result of the COVID-19 pandemic, inventory spending was above inventory costs for the year.
Our inventory spending in 2020 included a payment to acquire 34 completed vacation ownership units located at our Marriott Vacation Club Pulse, San Francisco property for $26 million, of which $5 million was a prepayment for future tranches of completed vacation ownership units. Purchase of vacation ownership units for future transfer to inventory also included the balance of the price allocated to acquire 57 completed vacation ownership units at our Marriott Vacation Club Pulse, New York property.
Our inventory spending in 2019 included a payment to satisfy our commitment to purchase 78 vacation ownership units located in San Francisco, California for $48 million. Purchase of vacation ownership units for future transfer to inventory for 2019 included a $20 million advance payment to satisfy a portion of our commitment to purchase 57 vacation ownership units located at our Marriott Vacation Club Pulse, New York property.
See Footnote 4 “Acquisitions and Dispositions” to our Financial Statements for additional information regarding the transactions discussed above.
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
Vacation Ownership Notes Receivable Collections In Excess of (Less Than) Originations

	Fiscal Years
($ in millions)	2020	2019	2018
Vacation ownership notes receivable collections — non-securitized	$217	$61	$115
Vacation ownership notes receivable collections — securitized	403	432	271
Vacation ownership notes receivable originations	(377)	(817)	(630)
Vacation ownership notes receivable collections in excess of (less than) originations	$243	$(324)	$(244)

Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased in 2020 compared to 2019 due to a higher portfolio of outstanding vacation ownership notes receivable at the beginning of 2020. Vacation ownership notes receivable originations in 2020 decreased due to lower sales due to the COVID-19 pandemic and a lower financing propensity. Financing propensity declined to 51 percent in 2020 from 63 percent in 2019 as a result of the various sales programs that we offered to incentivize cash purchases over financed purchases during the year, in response to the COVID-19 pandemic.
Cash from Investing Activities

	Fiscal Years
($ in millions)	2020	2019	2018
Acquisition of a business, net of cash and restricted cash acquired	$—	$—	$(1,393)
Disposition of subsidiary shares to noncontrolling interest holder	—	—	40
Proceeds from collection of notes receivable	—	38	—
Capital expenditures for property and equipment (excluding inventory)	(41)	(46)	(40)
Purchase of company owned life insurance	(6)	(6)	(14)
Dispositions, net	15	51	—
Net cash, cash equivalents, and restricted cash (used in) provided by investing activities	$(32)	$37	$(1,407)
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
In 2020, capital expenditures for property and equipment of $41 million included $40 million to support business operations (including $27 million for ancillary and other operations assets and $13 million for sales locations) and $1 million for technology spending. Given the impact of the COVID-19 pandemic, we significantly reduced our planned spending for property and equipment beginning with the second quarter of 2020.
In 2019, capital expenditures for property and equipment of $46 million included $32 million to support business operations (including $19 million for ancillary and other operations assets and $13 million for sales locations) and $14 million for technology spending.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants as discussed in Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements. During 2020, 2019, and 2018 we paid $6 million, $6 million, and $14 million, respectively, to acquire these policies.
Dispositions, net
Dispositions of $15 million during 2020 related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado as part of our strategic decision to reduce holdings in markets where we have excess supply. Dispositions of $51 million during 2019 related to our dispositions of excess land parcels in Cancun, Mexico and Avon, Colorado as part of our strategic decision to reduce holdings in markets where we have excess supply. See additional information on these dispositions in Footnote 4 “Acquisitions and Dispositions” to our Financial Statements for additional information.

Cash from Financing Activities

	Fiscal Years
($ in millions)	2020	2019	2018
Borrowings from securitization transactions	$690	$1,026	$539
Repayment of debt related to securitization transactions	(960)	(880)	(382)
Proceeds from debt	1,166	935	1,690
Repayments of debt	(705)	(820)	(215)
Finance lease payment	(11)	(12)	—
Debt issuance costs	(14)	(20)	(34)
Repurchase of common stock	(82)	(465)	(96)
Payment of dividends	(45)	(81)	(51)
Payment of withholding taxes on vesting of restricted stock units	(16)	(15)	(18)
Other, net	—	1	—
Net cash, cash equivalents, and restricted cash provided by (used in) by financing activities	$23	$(331)	$1,433
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
During 2020, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The total carrying amount of the vacation ownership notes receivable securitized was $372 million. The average advance rate was 85 percent, which resulted in total gross proceeds of $315 million. Total net proceeds were $313 million due to the funding of reserve accounts of $2 million. As of December 31, 2020, $147 million of gross vacation ownership notes receivable were eligible for securitization.
Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
During 2020, we borrowed an additional $666 million under our Revolving Corporate Credit Facility, which is part of our Corporate Credit Facility, to facilitate the funding of our short-term working capital needs and to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic. During 2020, we repaid $696 million under the Revolving Corporate Credit Facility and no amounts were outstanding as of December 31, 2020. Additionally, during 2020, we repaid $9 million of the amount outstanding under the Term Loan, which is also part of our Corporate Credit Facility.
During 2019, we borrowed $585 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, of which $554 million was repaid during 2019. Also during 2019, we repaid $7 million of the amount outstanding under the Term Loan.
See Footnote 17 “Debt” to our Financial Statements for additional information regarding our Corporate Credit Facility.

Proceeds from Senior Secured Debt
During the second quarter of 2020, we issued $500 million of senior secured notes, the 2025 Notes, as discussed further in Footnote 17 “Debt” to our Financial Statements. After deducting offering expenses and the underwriting discount, we received net proceeds of approximately $493 million from the offering of the 2025 Notes, which we used to repay all amounts outstanding at that time on our Revolving Corporate Credit Facility.
Proceeds from Senior Unsecured Debt
During 2019, we issued $350 million of senior unsecured notes, the 2028 Notes, as discussed further in Footnote 17 “Debt” to our Financial Statements. The net proceeds from the 2028 Notes were used (i) to redeem all of the outstanding IAC Notes, (ii) to redeem all of the outstanding Exchange Notes, (iii) to repay a portion of the outstanding borrowings under our Revolving Corporate Credit Facility, (iv) to pay transaction expenses and fees in connection with each of the foregoing and (v) for general corporate purposes.
Repayments of Non-interest Bearing Note Payable
During 2019, we paid the last installment of $31 million on a non-interest bearing note payable related to the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii in 2017.
Debt Issuance Costs
In 2020, we incurred $14 million of debt issuance costs, which included $7 million associated with the issuance of senior secured notes (the 2025 Notes), $5 million associated with the 2020-1 vacation ownership notes receivable securitization, $1 million associated with the Waiver, and $1 million associated with an amendment of the Warehouse Credit Facility
In 2019, we incurred $20 million of debt issuance costs, which included $12 million associated with the 2019 vacation ownership notes receivable securitizations, $5 million associated with the issuance of senior unsecured notes (the 2028 Notes), $2 million associated with an amendment and extension of the Warehouse Credit Facility, and $1 million related to an amendment of the Revolving Corporate Credit Facility.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our share repurchase program, which expired on December 31, 2020:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2019	16,418,950	$1,258	$76.60
For the year ended December 31, 2020	769,935	82	106.60
As of December 31, 2020	17,188,885	$1,340	$77.95
See Footnote 18 “Shareholders' Equity” to our Financial Statements for further information related to our share repurchase program. Due to the impact of the COVID-19 pandemic, we temporarily suspended repurchasing shares of our common stock. Future share repurchases will be subject to the restrictions imposed under the Waiver as well as Board approval of a new repurchase program, which will depend on our financial condition, results of operations and capital requirements, in addition to applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant.
Payment of Dividends to Common Shareholders
We distributed cash dividends to holders of common stock for the year ended December 31, 2020 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 9, 2019	December 23, 2019	January 6, 2020	$0.54
February 14, 2020	February 27, 2020	March 12, 2020	$0.54
Given the impact of the COVID-19 pandemic, we temporarily suspended cash dividends. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends. Future dividend payments will also be subject to both the restrictions imposed under the Waiver and Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory and contractual constraints, industry practice and other business considerations that our Board of Directors considers relevant. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the 2022 Convertible Notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.

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
The following tables present consolidating financial information as of December 31, 2020, and for the twelve months ended December 31, 2020, for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW, and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of December 31, 2020
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$25	$347	$50	$102	$—	$524
Restricted cash	—	19	72	377	—	468
Accounts receivable, net	44	59	121	57	(5)	276
Vacation ownership notes receivable, net	—	164	116	1,560	—	1,840
Inventory	—	276	383	100	—	759
Property and equipment, net	—	213	341	237	—	791
Goodwill	—	—	2,817	—	—	2,817
Intangibles, net	—	—	894	58	—	952
Investments in subsidiaries	2,775	4,384	—	—	(7,159)	—
Other	54	115	214	133	(45)	471
Total assets	$2,898	$5,577	$5,008	$2,624	$(7,209)	$8,898

Accounts payable	$29	$29	$145	$6	$—	$209
Advance deposits	—	70	57	20	—	147
Accrued liabilities	1	99	157	99	(7)	349
Deferred revenue	—	8	126	355	(1)	488
Payroll and benefits liability	1	81	55	20	—	157
Deferred compensation liability	—	104	22	1	—	127
Securitized debt, net	—	—	—	1,604	(16)	1,588
Debt, net	215	2,464	—	1	—	2,680
Other	1	39	130	27	—	197
Deferred taxes	—	103	143	28	—	274
MVW shareholders' equity	2,651	2,580	4,173	432	(7,185)	2,651
Noncontrolling interests	—	—	—	31	—	31
Total liabilities and equity	$2,898	$5,577	$5,008	$2,624	$(7,209)	$8,898

Condensed Consolidating Statement of Income

	2020
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$375	$1,753	$789	$(31)	$2,886
Expenses	(17)	(648)	(1,955)	(637)	31	(3,226)
Benefit (provision) for income taxes	5	80	53	(54)	—	84
Equity in net (loss) income of subsidiaries	(263)	(34)	—	—	297	—
Net (loss) income	(275)	(227)	(149)	98	297	(256)
Net income attributable to noncontrolling interests	—	—	—	(19)	—	(19)
Net (loss) income attributable to common shareholders	$(275)	$(227)	$(149)	$79	$297	$(275)
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations, including material off-balance sheet arrangements as of December 31, 2020:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Debt(1)	$5,247	$357	$925	$1,989	$1,976
Purchase obligations(2)	429	307	111	11	—
Operating lease obligations	237	27	42	34	134
Finance lease obligations(3)	9	4	4	—	1
Other long-term obligations(4)	30	16	8	4	2
Total contractual obligations	$5,952	$711	$1,090	$2,038	$2,113
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
Leases That Have Not Yet Commenced
During the first quarter of 2020, we entered into a finance lease arrangement for a new corporate office building in Orlando, Florida. The new Orlando corporate office building is currently expected to be completed in 2024, at which time the lease term will commence and a right-of-use asset and corresponding liability will be recorded on our balance sheet. The initial lease term is approximately 16 years with total lease payments of $129 million for the aforementioned period. See Footnote 15 “Leases” to our Financial Statements for additional information on this lease, including additional arrangements made as a result of the COVID-19 pandemic.

Recent Accounting Pronouncements
See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for information regarding accounting standards adopted in 2020 and other new accounting standards that were issued but not effective as of December 31, 2020.
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
See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for further information on accounting policies that we believe to be critical, including our policies on:
Revenue recognition, including how we recognize revenue under Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”);
Purchase price allocations of business combinations, which is also discussed in Footnote 2 “Summary of Significant Accounting Policies” and Footnote 4 “Acquisitions and Dispositions” to our Financial Statements;
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
Accounting for acquired vacation ownership notes receivable, which is also discussed in Footnote 7 “Vacation Ownership Notes Receivable” to our Financial Statements;
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
The following table sets forth the scheduled maturities and the total fair value as of year-end 2020 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		2021	2022	2023	2024	2025	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	12.7%	$43	$36	$31	$29	$29	$179	$347	$356
Vacation ownership notes receivable — securitized	12.9%	$168	$165	$168	$167	$168	$657	$1,493	$1,530
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	2.8%	$(170)	$(171)	$(175)	$(176)	$(181)	$(731)	$(1,604)	$(1,653)
Senior secured notes
2025 Notes	6.1%	$—	$—	$—	$—	$(500)	$—	$(500)	$(533)
Senior unsecured notes
2026 Notes	6.5%	$—	$—	$—	$—	$—	$(750)	$(750)	$(784)
2028 Notes	4.8%	$—	$—	$—	$—	$—	$(350)	$(350)	$(359)
Term Loan	1.9%	$(9)	$(9)	$(9)	$(9)	$(848)	$—	$(884)	$(864)
2022 Convertible Notes	4.7%	$—	$(230)	$—	$—	$—	$—	$(230)	$(262)
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on Internal Control over Financial Reporting
We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Marriott Vacations Worldwide Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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

Valuation of Goodwill and Other Indefinite-Lived Intangible Assets
Description of the Matter
At December 31, 2020, the Company’s goodwill and other indefinite-lived intangible assets were $2,817 million and $64 million, respectively. For the year ended December 31, 2020, the Company recorded impairment charges of $73 million and $18 million for goodwill and other indefinite-lived intangible assets, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill and other indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or circumstances indicate a possible impairment. The Company’s goodwill is tested for impairment at the reporting unit level, and other indefinite-lived intangibles, which include trade names and trademarks, are each tested for impairment at the asset level.

Valuation of Goodwill and Other Indefinite-Lived Intangible Assets

Auditing the Company’s goodwill and certain other indefinite-lived intangible assets impairment tests was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units and trade names and trademarks. In particular, the fair value estimates for the reporting units were sensitive to changes in significant assumptions, which include projections of revenues, expenses, expected future investments and estimated discount rates, while the fair value of the other indefinite-lived intangibles were sensitive to projections of revenues, the estimated discount rate and royalty rate. These significant assumptions are affected by expectations about future industry performance and market and economic conditions. Currently, the development of such projections and assumptions involves increased judgment due to the continued effects of the COVID pandemic on the global economy.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and other indefinite-lived intangible assets impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the reporting units and other indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing the methodologies used and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We assessed the historical accuracy of the Company’s estimates, compared the significant assumptions used by the Company to historical operating results and cash flows as well as current industry and economic trends and evaluated whether changes in the Company’s business model and other factors would materially affect the significant assumptions. We also performed sensitivity analyses on certain significant assumptions to evaluate the changes in the fair value of the reporting units and other indefinite-lived intangible assets that would result from changes in the assumptions. We involved our valuation specialists to assist in the evaluation of the Company’s methodologies and certain significant assumptions, such as the projections of revenue, discount rates and royalty rate.

Cost of Vacation Ownership Products
Description of the Matter
The Company’s cost of vacation ownership products was $150 million for the year ended December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company accounts for the cost of vacation ownership products utilizing the relative sales value method in accordance with the authoritative guidance for accounting for real estate time-sharing transactions. Changes in estimates used in applying the relative sales value method are recognized in the period that the changes occur.
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

Valuation of Originated and Acquired Vacation Ownership Notes Receivable
Description of the Matter
As of December 31, 2020, the Company’s vacation ownership notes receivable was $1,840 million of which $1,531 million related to originated vacation ownership notes receivable and $309 million related to acquired vacation ownership notes receivable. As discussed in Note 2 to the consolidated financial statements, for originated notes, the Company records the difference between the vacation ownership note receivable and variable consideration included in the transaction price for the sale of the related vacation ownership products as a reserve on the Company’s originated vacation ownership notes receivable. The Company’s acquired vacation ownership notes receivable are accounted for using the purchased credit deteriorated assets provision of the current expected credit loss model, whereby the Company estimates the reserve of its acquired vacation ownership receivables on a quarterly basis and any changes in the reserve are recorded as financing expense. The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of the Company’s static pool analyses and the estimates regarding future defaults.
Auditing the Company’s valuation of originated and acquired vacation ownership notes receivable was challenging because management’s assumptions regarding future defaults are highly subjective and requires significant judgment. Furthermore, significant audit effort is required as the static pool analyses are complex and contain a significant volume of data.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s vacation ownership notes receivable process. For example, we tested controls over management’s review of the assumptions regarding future defaults and review of the static pool analyses, including the significant inputs to the analyses.
To test the valuation of originated and acquired vacation ownership notes receivable, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the assumptions regarding future defaults as discussed above, and testing the completeness and accuracy of the static pool analyses, including the significant inputs to the analyses. For example, we compared the assumptions regarding future defaults to recent trends in performance of the Company’s originated and acquired vacation ownership notes receivables and performed sensitivity analyses on the assumptions. We also compared inputs to the static pool analysis to historical data. We involved real estate subject matter resources on our team because of the significant judgment involved in auditing the future defaults assumptions and the static pool analyses are unique to companies in the real estate time-sharing industry.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Orlando, Florida
March 1, 2021

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2020, 2019 and 2018
(In millions, except per share amounts)

	2020	2019	2018
REVENUES
Sale of vacation ownership products	$546	$1,354	$990
Management and exchange	755	949	499
Rental	276	573	371
Financing	267	275	183
Cost reimbursements	1,042	1,108	925
TOTAL REVENUES	2,886	4,259	2,968
EXPENSES
Cost of vacation ownership products	150	349	260
Marketing and sales	419	748	527
Management and exchange	442	547	259
Rental	321	357	281
Financing	107	91	65
General and administrative	154	248	198
Depreciation and amortization	123	141	62
Litigation charges	6	7	46
Restructuring	25	—	—
Royalty fee	95	106	78
Impairment	100	99	—
Cost reimbursements	1,042	1,108	925
TOTAL EXPENSES	2,984	3,801	2,701
(Losses) gains and other (expense) income, net	(26)	16	21
Interest expense	(150)	(132)	(54)
ILG acquisition-related costs	(62)	(118)	(127)
Other	(4)	1	(4)
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(340)	225	103
Benefit (provision) for income taxes	84	(83)	(51)
NET (LOSS) INCOME	(256)	142	52
Net (income) loss attributable to noncontrolling interests	(19)	(4)	3
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(275)	$138	$55

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(6.65)	$3.13	$1.64
Diluted	$(6.65)	$3.09	$1.61

CASH DIVIDENDS DECLARED PER SHARE	$0.54	$1.89	$1.65

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2020, 2019 and 2018
(In millions)

	2020	2019	2018
NET (LOSS) INCOME	$(256)	$142	$52

Foreign currency translation adjustments	6	(27)	(5)
Derivative instrument adjustment, net of tax	(18)	(15)	(6)
OTHER COMPREHENSIVE LOSS, NET OF TAX	(12)	(42)	(11)

Net (income) loss attributable to noncontrolling interests	(19)	(4)	3
Other comprehensive income attributable to noncontrolling interests	—	—	—
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(19)	(4)	3

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(287)	$96	$44

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2020 and 2019
(In millions, except share and per share data)

	2020	2019
ASSETS
Cash and cash equivalents	$524	$287
Restricted cash (including $68 and $64 from VIEs, respectively)	468	414
Accounts receivable, net (including $11 and $13 from VIEs, respectively)	276	323
Vacation ownership notes receivable, net (including $1,493 and $1,750 from VIEs, respectively)	1,840	2,233
Inventory	759	859
Property and equipment, net	791	718
Goodwill	2,817	2,892
Intangibles, net	952	1,027
Other (including $54 and $39 from VIEs, respectively)	471	461
TOTAL ASSETS	$8,898	$9,214

LIABILITIES AND EQUITY
Accounts payable	$209	$286
Advance deposits	147	187
Accrued liabilities (including $1 and $2 from VIEs, respectively)	349	397
Deferred revenue	488	433
Payroll and benefits liability	157	186
Deferred compensation liability	127	110
Securitized debt, net (including $1,604 and $1,871 from VIEs, respectively)	1,588	1,871
Debt, net	2,680	2,216
Other	197	197
Deferred taxes	274	300
TOTAL LIABILITIES	6,216	6,183
Contingencies and Commitments (Note 14)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,279,061 and 75,020,272 shares issued, respectively	1	1
Treasury stock — at cost; 34,184,813 and 33,438,176 shares, respectively	(1,334)	(1,253)
Additional paid-in capital	3,760	3,738
Accumulated other comprehensive income	(48)	(36)
Retained earnings	272	569
TOTAL MVW SHAREHOLDERS' EQUITY	2,651	3,019
Noncontrolling interests	31	12
TOTAL EQUITY	2,682	3,031
TOTAL LIABILITIES AND EQUITY	$8,898	$9,214
The abbreviation VIEs above means Variable Interest Entities.

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2020, 2019 and 2018
(In millions)

	2020	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(256)	$142	$52
Adjustments to reconcile net (loss) income to net cash, cash equivalents, and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	123	141	62
Amortization of debt discount and issuance costs	22	19	16
Vacation ownership notes receivable reserve	150	112	68
Share-based compensation	36	33	29
Impairment charges	100	99	—
(Gain) loss on disposal of property and equipment, net	(4)	(18)	1
Deferred income taxes	(38)	5	54
Net change in assets and liabilities, net of the effects of acquisition:
Accounts receivable	21	69	(38)
Vacation ownership notes receivable originations	(377)	(817)	(630)
Vacation ownership notes receivable collections	620	493	386
Inventory	18	65	9
Purchase of vacation ownership units for future transfer to inventory	(61)	(20)	—
Other assets	44	37	21
Accounts payable, advance deposits and accrued liabilities	(146)	17	21
Deferred revenue	59	10	40
Payroll and benefit liabilities	(29)	(25)	(8)
Deferred compensation liability	17	18	10
Other liabilities	—	23	—
Other, net	—	(21)	4
Net cash, cash equivalents, and restricted cash provided by operating activities	299	382	97
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	—	—	(1,393)
Disposition of subsidiary shares to noncontrolling interest holder	—	—	40
Proceeds from collection of notes receivable	—	38	—
Capital expenditures for property and equipment (excluding inventory)	(41)	(46)	(40)
Purchase of company owned life insurance	(6)	(6)	(14)
Dispositions, net	15	51	—
Net cash, cash equivalents, and restricted cash (used in) provided by investing activities	(32)	37	(1,407)

Continued
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years 2020, 2019 and 2018
(In millions)

	2020	2019	2018
FINANCING ACTIVITIES
Borrowings from securitization transactions	690	1,026	539
Repayment of debt related to securitization transactions	(960)	(880)	(382)
Proceeds from debt	1,166	935	1,690
Repayments of debt	(705)	(820)	(215)
Finance lease payment	(11)	(12)	—
Debt issuance costs	(14)	(20)	(34)
Repurchase of common stock	(82)	(465)	(96)
Payment of dividends	(45)	(81)	(51)
Payment of withholding taxes on vesting of restricted stock units	(16)	(15)	(18)
Other, net	—	1	—
Net cash, cash equivalents, and restricted cash provided by (used in) by financing activities	23	(331)	1,433
Effect of changes in exchange rates on cash, cash equivalents, and restricted cash	1	(1)	—
Change in cash, cash equivalents, and restricted cash	291	87	123
Cash, cash equivalents, and restricted cash, beginning of year	701	614	491
Cash, cash equivalents, and restricted cash, end of year	$992	$701	$614

SUPPLEMENTAL DISCLOSURES
Dividends payable	$—	$23	$21
Non-cash issuance of note receivable in connection with disposition to noncontrolling interest	—	—	23
Non-cash issuance of stock in connection with ILG Acquisition	—	—	2,505
Non-cash transfer from inventory to property and equipment	74	—	—
Non-cash transfer from property and equipment to inventory	—	71	—
Non-cash issuance of treasury stock for employee stock purchase plan	2	2	1
Property acquired via capital lease	—	—	9
Interest paid, net of amounts capitalized	176	167	55
Income taxes paid, net of refunds	(32)	53	41

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years 2020, 2019 and 2018
(In millions)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

36.9	BALANCE AT YEAR-END 2017	$—	$(694)	$1,189	$17	$529	$1,041	$—	$1,041
—	Net income (loss)	—	—	—	—	55	55	(3)	52
20.5	ILG Acquisition	1	—	2,408	—	—	2,409	29	2,438
—	Disposition of subsidiary shares to noncontrolling interest holder	—	—	72	—	—	72	(21)	51
—	Foreign currency translation adjustments	—	—	—	(5)	—	(5)	—	(5)
—	Derivative instrument adjustment	—	—	—	(6)	—	(6)	—	(6)
0.2	Amounts related to share-based compensation	—	—	52	—	—	52	—	52
—	Repurchase of common stock	—	(96)	—	—	—	(96)	—	(96)
—	Dividends	—	—	—	—	(61)	(61)	—	(61)
57.6	BALANCE AT YEAR-END 2018	$1	$(790)	$3,721	$6	$523	$3,461	$5	$3,466
—	Impact of adoption of ASU 2016-02	—	—	—	—	(8)	(8)	—	(8)
57.6	OPENING BALANCE 2019	$1	$(790)	$3,721	$6	$515	$3,453	$5	$3,458
—	Net income	—	—	—	—	138	138	4	142
—	ILG Acquisition purchase accounting adjustment	—	—	—	—	—	—	3	3
—	Foreign currency translation adjustments	—	—	—	(27)	—	(27)	—	(27)
—	Derivative instrument adjustment	—	—	—	(15)	—	(15)	—	(15)
0.3	Amounts related to share-based compensation	—	—	16	—	—	16	—	16
—	Repurchase of common stock	—	(465)	—	—	—	(465)	—	(465)
—	Dividends	—	—	—	—	(84)	(84)	—	(84)
17.1	Tax restructuring transaction	—	—	—	—	—	—	—	—
—	Employee stock plan issuance	—	2	1	—	—	3	—	3
75.0	BALANCE AT YEAR-END 2019	$1	$(1,253)	$3,738	$(36)	$569	$3,019	$12	$3,031
—	Net (loss) income	—	—	—	—	(275)	(275)	19	(256)
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
—	Derivative instrument adjustment	—	—	—	(18)	—	(18)	—	(18)
0.3	Amounts related to share-based compensation	—	—	21	—	—	21	—	21
—	Repurchase of common stock	—	(82)	—	—	—	(82)	—	(82)
—	Dividends	—	—	—	—	(22)	(22)	—	(22)
—	Employee stock plan issuance	—	1	1	—	—	2	—	2
75.3	BALANCE AT YEAR-END 2020	$1	$(1,334)	$3,760	$(48)	$272	$2,651	$31	$2,682
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The consolidated financial statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW,” or “the Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” References throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted. We also refer to Marriott International, Inc. as “Marriott International” and Marriott International’s Marriott Bonvoy customer loyalty program as “Marriott Bonvoy.” We use certain other terms that are defined within these Financial Statements.
The Financial Statements presented herein and discussed below include 100 percent of the assets, liabilities, revenues, expenses, and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities (“VIEs”) for which Marriott Vacations Worldwide is the primary beneficiary in accordance with consolidation accounting guidance. References in these Financial Statements to net (loss) income attributable to common shareholders and MVW shareholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, property and equipment valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainty created by the COVID-19 pandemic (as defined below), and efforts to mitigate it, has made it more challenging to make these estimates. Accordingly, ultimate results could differ from these estimated amounts.
We have reclassified certain prior year amounts to conform with our current year presentation.
COVID-19 Pandemic Update
In March 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a global pandemic (“COVID-19,” “the COVID-19 pandemic,” “the pandemic,” or “the virus”), and since then the world has been, and continues to be, impacted by this virus. National, federal, state, and local governments have since implemented various travel restrictions, border closings, restrictions on public gatherings, mandatory quarantines, shelter-in-place mandates and limitations on business operations. The COVID-19 pandemic had a swift and unexpected adverse impact on the global economic landscape, with an especially significant adverse impact on the travel and hospitality industries.
The results of operations for 2020 include impacts related to the COVID-19 pandemic, which have been significantly adverse for our business. The COVID-19 pandemic and measures to prevent or slow the spread of the virus impacted our businesses in a number of ways. In our vacation ownership segment, due to low occupancy rates and based on various governmental mandates and advisories, we closed all of our sales centers and several of our resorts and reduced operations and amenities at our resorts over the course of 2020. These actions led to a material decrease in contract sales and rental revenues from our vacation ownership business. In our Exchange & Third-Party Management business, the closures of certain affiliated resorts and managed properties had an adverse impact on our business, and the closure of a large number of resorts, and their decision not to take reservations, during a portion of the year resulted in a decrease in management and exchange revenues.
In response to the evolving situation and in anticipation of continued possible disruptions, we took action to implement various cost saving measures and to preserve liquidity through restructuring our workforce and corporate debt. See Footnote 3 “Restructuring Charges” for more information about the restructuring charges recorded as a result of the COVID-19 pandemic. Also see Footnote 17 “Debt” for information on the steps taken to preserve liquidity during these uncertain times.

Acquisition of ILG
On September 1, 2018 (the “Acquisition Date”), we completed the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.” See Footnote 4 “Acquisitions and Dispositions” for more information on the ILG Acquisition.
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
Our assessment of collectibility of the transaction price for sales of vacation ownership products is aligned with our credit granting policies for financed contracts. In determining the consideration to which we expect to be entitled for financed contracts, we include estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analyses, which rely on historical payment data by customer class as described in “Loan Loss Reserves” below. Variable consideration which has not been included within the transaction price is presented as a reserve on vacation ownership notes receivable. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on vacation ownership notes receivable and can increase or decrease revenue. Revenues were reduced during 2020 by $79 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods. See Footnote 7 “Vacation Ownership Notes Receivable” for information on increases to our vacation ownership notes receivable reserve attributable to the COVID-19 pandemic. In addition, we account for cash incentives provided to customers as a reduction of the transaction price. Refer to “Arrangements with Multiple Performance Obligations” below for a description of our methods of allocating transaction price to each performance obligation.
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
Other Services Revenues
Other services revenues includes revenues from membership fees, club dues and additional fees for services we provide to customers. Membership fees and club dues are received in advance of providing access to the exchange services, are recorded as Deferred revenue on our Balance Sheets and are earned regardless of whether exchange services are provided. Generally, Interval International memberships are cancellable and refundable on a pro-rata basis, with the exception of the Interval International network’s Platinum tier which is non-refundable. Transaction-based fees are typically collected at a point in time.
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
In addition, we recognize interest income related to our acquired vacation ownership notes receivable using the level yield method. See Footnote 7 “Vacation Ownership Notes Receivable” for additional information related to the accounting for our acquired vacation ownership notes receivable.
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

Receivables, Contract Assets & Contract Liabilities
As discussed above, the payment terms and conditions in our customer contracts vary. In some cases, customers prepay for their goods and services; in other cases, after appropriate credit evaluations, payment is due in arrears. When the timing of our delivery of goods and services is different from the timing of the payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance or when we have a right to consideration that is unconditional before the transfer of goods or services to a customer). Receivables are recorded when the right to consideration becomes unconditional. Contract liabilities are recognized as revenue as (or when) we perform under the contract. See Footnote 5 “Revenue” for additional information related to our receivables, contract assets and contract liabilities.
Costs Incurred to Sell Vacation Ownership Products
We charge marketing and sales costs we incur to sell vacation ownership products to expense when incurred.
(Loss) Earnings Per Share Attributable to Common Shareholders
Basic (loss) earnings per share attributable to common shareholders is calculated by dividing the (loss) earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per share attributable to common shareholders by application of the treasury stock method. Any potentially dilutive equity-based compensation awards are excluded from the calculation for periods when there is a net loss attributable to common shareholders to avoid anti-dilutive effects.
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
As part of our accounting for business combinations we are required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized. We base the estimate of the useful life of an intangible asset on an analysis of all pertinent factors, in particular, all of the following factors with no one factor being more presumptive than the other:
•The expected use of the asset.
•The expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate.
•Any legal, regulatory, or contractual provisions that may limit the useful life.
•Our own historical experience in renewing or extending similar arrangements, consistent with our intended use of the asset, regardless of whether those arrangements have explicit renewal or extension provisions.
•The effects of obsolescence, demand, competition, and other economic factors.
•The level of maintenance expenditures required to obtain the expected future cash flows from the asset.
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
Additionally, when acquiring a company that has recorded deferred revenue in its historical, pre-acquisition financial statements, we are required as part of purchase accounting to re-measure the deferred revenue as of the acquisition date. Deferred revenue is re-measured to represent solely the cost that relates to the associated legal performance obligation which we assumed as part of the acquisition, plus a normal profit margin representing the level of effort or risk assumed. Legal performance obligations that simply relate to the passage of time would not result in recognized deferred revenue as there is little to no associated cost. This purchase accounting treatment typically results in lower amounts of revenue recognized in a reporting period following the acquisition than would have otherwise been recognized on a historical basis.
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
Fair Value Measurements
We have several financial instruments that we must measure at fair value on a recurring basis. See Footnote 8 “Financial Instruments” for further information. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets and liabilities.
The applicable accounting standards define fair value as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure fair value of our assets and liabilities using inputs from the following three levels of the fair value hierarchy:
•Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
•Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 includes unobservable inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.
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

Accounts Receivable
Accounts receivable are stated at amounts due from customers, principally resort developers, members and managed properties, net of a reserve for credit losses. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our credit loss reserve for accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, our judgment as to the specific customer’s current ability to pay its obligation and the condition of the general economy. We write off accounts receivable when they become uncollectible once we have exhausted all means of collection. Accounts receivable is presented net of a reserve for credit losses of $15 million and $12 million at December 31, 2020 and December 31, 2019, respectively. Accounts receivable also includes interest receivable on vacation ownership notes receivable. Write-offs of interest receivable are recorded as a reversal of previously recorded interest income.
Acquired Vacation Ownership Notes Receivable Reserve for Credit Losses
As part of the ILG Acquisition, we acquired existing portfolios of vacation ownership notes receivable. At acquisition, we recorded these vacation ownership notes receivable at fair value. Upon adoption of ASU 2016-13 (as defined below) on January 1, 2020, we account for these acquired vacation ownership notes receivable using the purchased credit deteriorated assets provision of the current expected credit loss model, whereby we established a reserve for credit losses and a corresponding increase in the book value of the acquired vacation ownership notes receivable, resulting in no impact to the recorded balance. The estimates of the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses. Any changes in the reserve for credit losses are recorded as Financing expenses on our Income Statements.
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
For additional information on our acquired vacation ownership notes receivable, including information on the related reserves and the impact of the COVID-19 pandemic, see Footnote 7 “Vacation Ownership Notes Receivable.”
Originated Vacation Ownership Notes Receivable Reserve
We record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our originated vacation ownership notes receivable. See “Financing Revenues” above for further information.
Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. For Legacy-MVW vacation ownership notes receivable, we consider loans over 150 days past due to be in default and fully reserve such amounts. For Legacy-ILG vacation ownership notes receivable we consider loans over 120 days past due to be in default and fully reserve such amounts. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in certain circumstances, when revocation is complete.
For additional information on our originated vacation ownership notes receivable, including information on the related reserves and the impact of the COVID-19 pandemic, see Footnote 7 “Vacation Ownership Notes Receivable.”
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
We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for cost of vacation ownership products related to variable consideration which has not been included within the transaction price (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-up activity, and are recorded in Cost of vacation ownership product expenses on the Income Statements to retrospectively adjust the margin previously recorded subject to those estimates. For 2020, 2019 and 2018, product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $6 million, $8 million and $6 million, respectively.
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
Leases
We account for leases in accordance with ASC Topic 842, “Leases” (“ASC 842”). We determine if an arrangement is or contains a lease at contract inception. Operating leases include lease arrangements for various land, corporate facilities, real estate and equipment. We also have a long-term land lease for land underlying an operating hotel. Corporate facilities leases are for office space, including our corporate headquarters in Orlando, Florida. Other operating leases are primarily for office, off-site sales centers and retail space, as well as various equipment supporting our operations, with varying terms and renewal option periods.
Finance leases include lease arrangements for ancillary and operations space. In addition, we also lease various equipment supporting our operations and classify these leases as finance leases in accordance with ASC 842. The depreciable life of these assets is limited to the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Short-term leases, which have an initial term of a year or less, are not recorded on the balance sheet. For purposes of calculating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Macro-economic conditions are the primary factor used to estimate whether an option to extend a lease term will be exercised or not. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Right-of-use assets exclude the unamortized portion of lease incentives received. Certain of our lease agreements include variable rental payments that are based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Additionally, with respect to our real estate leases, we do not separate lease and non-lease components.
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

We recorded $3 million of impairment charges for property and equipment during 2020. See Footnote 13 “Intangible Assets” for additional information on our intangibles, including the impairment charges recorded during the year ended December 31, 2020.
Goodwill
We perform an annual review for the potential impairment of the carrying value of goodwill in the fourth quarter, or more frequently if events or circumstances indicate a possible impairment. For purposes of evaluating goodwill for impairment, we have two reporting units, which are also our reportable operating segments. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.
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
See Footnote 12 “Goodwill” for additional information on our goodwill, including the impairment charges recorded during the year ended December 31, 2020.
Convertible Senior Notes
In accounting for the 1.50% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”), we bifurcated the liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Convertible Notes. The excess of the principal amount of the liability over its carrying amount is amortized to interest expense over the term of the 2022 Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the 2022 Convertible Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the 2022 Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in additional paid-in capital within shareholders’ equity. See Footnote 17 “Debt” for more information.
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
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from property owners’ associations) for our participating employees totaling $12 million in 2020, $19 million in 2019 and $11 million in 2018.
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
To support our ability to meet a portion of our obligations under the Deferred Compensation Plan, we acquired company owned insurance policies (the “COLI policies”) on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants and are payable to a rabbi trust with the Company as grantor. For both 2020 and 2019, participants were able to select a rate of return based on market-based investment alternatives for up to 100 percent of their contributions and existing balances, with one of those options being a fixed rate of return of 3.5 percent.
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At December 31, 2020, the value of the assets held in the rabbi trust was $54 million, which is included in the Other line within assets on our Balance Sheets.
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
The MVW Equity Plan was established in order to compensate our employees and directors by granting them equity awards such as restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and stock options.
We follow the provisions of ASC Topic 718, “Compensation—Stock Compensation,” which requires that a company measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, share-based awards granted to our employees, other than RSUs with performance vesting conditions, vest ratably over a four-year period. For share-based awards with service-only vesting conditions, we record compensation expense on a straight-line basis over the requisite service period. For RSUs with performance vesting conditions, the number of RSUs earned, if any, is determined following the end of a performance period (typically three years) based upon the cumulative achievement over that period of specific quantitative operating financial measures and we recognize compensation expense once it is probable that the corresponding performance condition will be achieved.
SARs awarded under the MVW Equity Plan are granted at exercise prices or strike prices equal to the market price of our common stock on the date of grant (this price is referred to as the “base value”). SARs generally expire ten years after the date of grant and both vest and become exercisable in cumulative installments of one quarter of the grant at the end of each of the first four years following the date of grant. Upon exercise of SARs, our employees and non-employee directors receive a number of shares of our common stock equal to the number of SARs being exercised, multiplied by the quotient of (a) the market price of the common stock on the date of exercise (this price is referred to as the “final value”) minus the base value, divided by (b) the final value.
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
For share-based awards granted to non-employee directors, we recognize compensation expense on the grant date based on the fair value of the awards as of that date. See Footnote 19 “Share-Based Compensation” for more information on the MVW Equity Plan.
Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entities operating outside of the United States is generally the currency of the economic environment in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate Income Statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of equity. We report gains and losses from currency exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, in the (Losses) gains and other (expense) income, net line on our Income Statements.
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
For information about income taxes, deferred tax assets and liabilities, and uncertain tax benefits, see Footnote 6 “Income Taxes.”
New Accounting Standards
Accounting Standards Update 2016-13 – “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)
In the first quarter of 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, which replaced the incurred loss impairment methodology in then-current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update was intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The current expected credit loss model provides that an initial estimate of expected credit losses over the contractual life of the financial instrument is reflected in the allowance for credit losses and any changes to that estimate are recognized as adjustments to the allowance. ASU 2016-13 did not have a material impact on our financial statements or disclosures upon adoption, primarily as most of our vacation ownership notes receivable are recorded net of an allowance that is calculated in accordance with ASC 606.
Vacation Ownership Notes Receivable
Our originated vacation ownership notes receivable are recorded net of a reserve that is calculated in accordance with ASC 606, so there was no material impact upon adoption of ASU 2016-13. Our acquired vacation ownership notes receivable have historically been accounted for using the expected cash flow method of recognizing discount accretion based on the expected cash flows of those instruments. Upon adoption of ASU 2016-13, we established a reserve for credit losses and a corresponding increase in the book value of the acquired vacation ownership notes receivable, resulting in no impact to the recorded balance. In addition, we recorded a noncredit discount of $2 million, which represents the difference between the amortized cost basis and the par value of our acquired vacation ownership notes receivable. The noncredit discount will be amortized to interest expense over the contractual life of the acquired vacation ownership notes receivable and is recorded as Financing expenses on our Income Statements. For additional information on our vacation ownership notes receivable, including information on the related reserves, see Footnote 7 “Vacation Ownership Notes Receivable.”
Accounts Receivable
Our Accounts receivable include amounts due from customers, principally credit card receivables, and amounts due from resort developers, members and managed properties. These amounts are typically due within one year and are presented net of a reserve for credit losses. Subsequent to our adoption of ASU 2016-13, we estimate expected credit losses for our accounts receivable by considering a number of factors, including previous loss history and the condition of the general economy, as well as any other significant events that may impact the collectibility of the specific accounts receivable. Accounts receivable also includes interest receivable on vacation ownership notes receivable. Write-offs of interest receivable are recorded as a reversal of previously recorded interest income. There was no material impact to our financial statements or disclosures as a result of our adoption of ASU 2016-13 for accounts receivable, and no material change in our reserve for credit losses during 2020.

Accounting Standards Update 2020-09 – “Debt (Topic 470) – Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762” (“ASU 2020-09”)
In March 2020, the Securities and Exchange Commission (the “SEC”) issued a final rule which simplifies the disclosure requirements related to registered securities under Rule 3-10 of Regulation S-X (the “SEC Final Rule”). The SEC Final Rule replaces the requirement for a parent entity to provide detailed disclosures regarding subsidiary issuers and guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the SEC Final Rule, a parent entity is required to present summarized financial information of the issuers’ and guarantors’ balance sheets and statements of operations on a consolidated basis. It also requires qualitative disclosures with respect to information about guarantors and the terms and conditions of guarantees. These disclosures may be provided outside the footnotes to a company’s consolidated financial statements. In October 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-09 to reflect the SEC’s new disclosure rules on guaranteed debt securities offerings. We early adopted the reporting requirements of the SEC Final Rule as reflected in ASU 2020-09 in the first quarter of 2020 and elected to provide these disclosures within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Future Adoption of Accounting Standards
Accounting Standards Update 2019-12 – “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”)
In December 2019, the FASB issued ASU 2019-12, which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for income taxes while maintaining or enhancing the helpfulness of information provided to financial statement users. This update is effective for fiscal years beginning after December 15, 2020, including interim periods therein, with early adoption permitted. We expect to adopt ASU 2019-12 commencing in fiscal year 2021 and continue to evaluate the impact that adoption of this update will have on our financial statements and disclosures. We do not anticipate a material change upon adoption.
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
Accounting Standards Update 2020-06 – “Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”)
In August 2020, the FASB issued ASU 2020-06, which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for convertible instruments and to provide financial statement users with more meaningful information. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted for fiscal years beginning after December 15, 2020. This update may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized as an adjustment to the opening balance of retained earnings on the date of adoption. Additionally, this update provides for a one-time irrevocable election by entities to apply the fair value option in accordance with ASC Topic 825-10, “Financial Instruments - Overall,” for any liability-classified convertible securities, with the difference between the carrying amount and the fair value recorded as a cumulative-effect adjustment to opening retained earnings as of the beginning of the period of adoption. We are evaluating the impact that ASU 2020-06, including the timing of implementation, will have on our financial statements and disclosures. In accordance with ASU 2020-06, we will be required to calculate diluted earnings per share under the “if-converted” method. Under the “if-converted” method, diluted earnings per share would generally be calculated assuming that all of the convertible notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the “if-converted” method may reduce our reported diluted earnings per share.

3. RESTRUCTURING CHARGES
As a result of the COVID-19 pandemic, in September 2020 a workforce reduction plan was approved, which impacted approximately 3,000 associates beginning in November 2020. We expect that we will incur approximately $30 to $35 million in total restructuring and related charges, primarily related to employee severance and benefit costs. In connection with this plan, we have recorded the following on our Income Statement for the year ended December 31, 2020:

($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Cost reimbursement revenues	$4	$2	$—	$6
Cost reimbursement expenses	$(4)	$(2)	$—	$(6)
Restructuring	$15	$4	$6	$25
The following table presents our restructuring reserve activity during the year ended December 31, 2020:

($ in millions)	Employee Termination Costs
Balance at December 31, 2019	$—
Charges	25
Cash Payments	(8)
Other	—
Balance at December 31, 2020	$17
4. ACQUISITIONS AND DISPOSITIONS
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
See Footnote 20 “Variable Interest Entities” for information on our remaining commitment to purchase future inventory and additional information on our activities relating to the VIE involved in this transaction.
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
See Footnote 20 “Variable Interest Entities” for information on our remaining commitment to purchase future inventory and additional information on our activities relating to the VIE involved in this transaction.
During the third quarter of 2019, we acquired 78 completed vacation ownership units and a sales gallery located at our Marriott Vacation Club Pulse, San Francisco resort for $58 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($48 million) and Property and equipment ($10 million).
Marco Island, Florida
During the fourth quarter of 2018, we acquired 92 completed vacation ownership units for $83 million and during the first quarter of 2018, we acquired 20 completed vacation ownership units for $24 million. Both transactions were accounted for as asset acquisitions with all of the purchase price allocated to Inventory.

ILG Acquisition
We completed the acquisition of ILG on September 1, 2018. The following table presents the fair value of each type of consideration transferred in the ILG Acquisition, as finalized at September 30, 2019.

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
$4,217
_________________________
(1)Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired and it represents the value that we expect to obtain from synergies and growth opportunities from our combined operations, and is not deductible for tax purposes. See Footnote 12 “Goodwill” for additional information on our goodwill.
We valued acquired vacation ownership notes receivables, which consisted of loans to customers who purchased vacation ownership products and chose to finance their purchase, using a discounted cash flow model, under which we calculated a present value of expected future cash flows over the term of the respective vacation ownership notes receivable (Level 3). We valued acquired inventory, which consisted of completed unsold VOIs and vacation ownership projects under construction, using an income approach, which is primarily based on significant Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates and capital expenditure needs of the relevant properties. We valued acquired property and equipment, which included four owned hotels, using a combination of the income, cost, and market approaches, which are primarily based on significant Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates and capital expenditure needs of the hotels. We valued deferred revenue, primarily related to membership fees, which are deferred and recognized over the terms of the applicable memberships, utilizing Level 3 inputs based on a review of existing deferred revenue balances against legal performance obligations. We estimated deferred income taxes based on statutory rates in the jurisdictions of the legal entities where the acquired assets and liabilities are recorded.

We valued the senior unsecured notes assumed using a quoted market price, which is considered a Level 2 input as it is observable in the market; however these notes had only a limited trading volume and as such this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. The carrying value of the outstanding balance on the revolving credit facility that was acquired, which was extinguished and repaid in full upon completion of the ILG Acquisition, approximated fair value, as the contractual interest rate was variable plus an applicable margin based credit rating (Level 3 input). We valued assumed securitized debt from VIEs using a discounted cash flow model. The significant assumptions in our analysis include default rates, prepayment rates, bond interest rates and other structural factors (Level 3 inputs).
The following table presents the fair values ILG’s identified intangible assets and their related estimated useful lives as of the Acquisition Date.

($ in millions)	September 1, 2018 (as finalized)	Useful Life (in years)
Member relationships	$671	15 to 20
Management contracts	357	15 to 25
Management contracts(1)	35	indefinite
Trade names and trademarks	82	indefinite
	$1,145
_________________________
(1)These management contracts were entirely related to the VRI Europe business, which we disposed of in the fourth quarter of 2018. The indefinite-lived management contracts, by their terms, continued beyond the then foreseeable horizon. There were no legal, regulatory, contractual, competitive, economic or other factors which limited the period of time over which these resort management contracts were expected to contribute future cash flows.
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
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Marriott Vacations Worldwide and ILG as if we had completed the ILG Acquisition on December 30, 2016, the last day of our 2016 fiscal year, but using our fair values of assets and liabilities as of the Acquisition Date. As required by GAAP, these unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the ILG Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results below include $54 million of ILG acquisition-related costs.

($ in millions, except per share data)	2018
Revenues	$4,216
Net income	$210
Net income attributable to common shareholders	$211
EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$4.49
Diluted	$4.38

Dispositions
During the third quarter of 2020, we recorded a loss of $5 million in the (Losses) gains and other (expense) income, net line on our Income Statement for the year ended December 31, 2020 relating to the redemption of our interest in a joint venture in our Exchange & Third-Party Management segment which was consolidated under the voting interest model. We received nominal cash proceeds and a note receivable which we measured at a fair value of $1 million using Level 3 inputs.
Additionally, during the third quarter of 2020, we disposed of excess Vacation Ownership segment land parcels in Orlando, Florida and Steamboat Springs, Colorado for combined proceeds of $15 million, as part of our strategic decision to reduce holdings in markets where we have excess supply, as discussed further below. We recorded a combined net gain of $6 million in the (Losses) gains and other (expense) income, net line on our Income Statement for year ended December 31, 2020 relating to these transactions.
2019 Strategy Change
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
During the fourth quarter of 2019, we disposed of excess land parcels in Cancun, Mexico and Avon, Colorado for proceeds of $62 million, of which $8 million is deferred until certain conditions associated with the sale have been met, as part of our strategic decision to reduce holdings in markets where we have excess supply. We recorded a combined net gain of $19 million in the (Losses) gains and other (expense) income, net line on our Income Statement for the year ended December 31, 2019.
VRI Europe
As part of the ILG Acquisition, we acquired a 75.5 percent interest in VRI Europe Limited (“VRI Europe”), a joint venture comprised of a European vacation ownership resort management business, which was consolidated by MVW under the voting interest model. During the fourth quarter of 2018, we sold our interest in VRI Europe to an affiliate of the noncontrolling interest holder for our book value of $63 million, of which we received $40 million in cash in 2018. In addition, we recorded a receivable of $6 million due in 2019 and a note receivable of $17 million due in 2020 relating to the transaction, both of which were received in 2019.

5. REVENUE
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for each of the last three fiscal years.

	2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$546	$—	$—	$546

Ancillary revenues	89	1	—	90
Management fee revenues	149	17	(22)	144
Exchange and other services revenues	118	193	210	521
Management and exchange	356	211	188	755

Rental	239	37	—	276

Cost reimbursements	1,124	59	(141)	1,042
Revenue from contracts with customers	2,265	307	47	2,619

Financing	265	2	—	267
Total Revenues	$2,530	$309	$47	$2,886

	2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,354	$—	$—	$1,354

Ancillary revenues	224	4	—	228
Management fee revenues	144	46	(13)	177
Exchange and other services revenues	120	248	176	544
Management and exchange	488	298	163	949

Rental	512	61	—	573

Cost reimbursements	1,136	91	(119)	1,108
Revenue from contracts with customers	3,490	450	44	3,984

Financing	271	4	—	275
Total Revenues	$3,761	$454	$44	$4,259

	2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$990	$—	$—	$990

Ancillary revenues	160	1	—	161
Management fee revenues	114	30	(4)	140
Exchange and other services revenues	85	78	35	198
Management and exchange	359	109	31	499

Rental	352	18	1	371

Cost reimbursements	920	33	(28)	925
Revenue from contracts with customers	2,621	160	4	2,785

Financing	182	1	—	183
Total Revenues	$2,803	$161	$4	$2,968
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for each of the last three fiscal years.

	2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,616	$156	$47	$1,819
Goods or services transferred at a point in time	649	151	—	800
Revenue from contracts with customers	$2,265	$307	$47	$2,619

	2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,896	$194	$44	$2,134
Goods or services transferred at a point in time	1,594	256	—	1,850
Revenue from contracts with customers	$3,490	$450	$44	$3,984

	2018
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,467	$95	$4	$1,566
Goods or services transferred at a point in time	1,154	65	—	1,219
Revenue from contracts with customers	$2,621	$160	$4	$2,785

Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either December 31, 2020 or December 31, 2019.

($ in millions)	At December 31, 2020	At December 31, 2019
Receivables
Accounts receivable	$150	$166
Vacation ownership notes receivable, net	1,840	2,233
	$1,990	$2,399

Contract Liabilities
Advance deposits	$147	$187
Deferred revenue	488	433
	$635	$620
Revenue recognized during the year ended December 31, 2020 that was included in our contract liabilities balance at December 31, 2019 was $355 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At December 31, 2020, approximately 82 percent of this amount is expected to be recognized as revenue over the next two years.
Accounts Receivable
Accounts receivable is comprised of amounts due from customers, primarily property owners’ associations, resort developers and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts receivable balances:

($ in millions)	At December 31, 2020	At December 31, 2019
Receivables from contracts with customers	$150	$166
Interest receivable	13	16
Tax receivable	60	82
Indemnification asset	15	38
Employee tax credit receivable	19	—
Other	19	21
	$276	$323

6. INCOME TAXES
Income Tax Provision
The following table presents the components of our (losses) earnings before income taxes for the last three fiscal years:

($ in millions)	2020	2019	2018
United States	$(255)	$190	$108
Non-U.S. jurisdictions	(85)	35	(5)
	$(340)	$225	$103
Our benefit from (provision for) income taxes for the last three years consisted of:

($ in millions)		2020	2019	2018
Current	– U.S. Federal	$31	$(12)	$17
	– U.S. State	1	(29)	(1)
	– Non-U.S.	11	(36)	(10)
		43	(77)	6

Deferred	– U.S. Federal	26	(28)	(46)
	– U.S. State	9	17	(9)
	– Non-U.S.	6	5	(2)
		41	(6)	(57)
		$84	$(83)	$(51)
U.S. Tax Law Update
We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020. As of December 31, 2020, we evaluated the income tax provisions of the CARES Act and have determined there to be a 6.0 percent benefit to the December 31, 2020 tax rate. We will continue to evaluate the income tax provisions of the CARES Act and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have additional income tax accounting and disclosure implications.
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory income tax rate to our effective income tax rate:

	2020	2019	2018
U.S. statutory income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	4.5	4.2	4.2
Share-based compensation, net of Section 162(m) limitation(1)	0.2	0.7	3.6
Transaction costs(2)	—	—	4.7
Other permanent differences(3)	(8.0)	3.9	4.2
Impact related to the CARES Act of 2020	6.0	—	—
Impact related to the Tax Cuts and Jobs Act of 2017	—	—	1.2
Foreign tax rate changes	0.4	—	(0.1)
Non-U.S. income (loss)(4)	2.4	2.2	3.9
Foreign tax credits	—	(6.3)	(1.4)
Unrecognized tax benefits	5.2	3.1	—
Change in valuation allowance(5)	(7.5)	7.0	8.6
Other items	0.4	1.1	(0.1)
Effective rate	24.6%	36.9%	49.8%
_________________________
(1)The 2018 increase is attributable to non-deductible executive compensation under provisions of the Tax Cuts and Jobs Act of 2017.
(2)Attributed to non-deductible transaction costs incurred as a result of the ILG Acquisition.

(3)The 2020 change is primarily attributable to non-deductible goodwill impairment recorded due to the impact of COVID-19. For 2019 and 2018, primarily due to non-deductible meal and entertainment expenses and new foreign tax provisions, under provisions of the Tax Cuts and Jobs Act of 2017.
(4)Attributed to the difference between U.S. and foreign income tax rates and other foreign adjustments.
(5)In 2020, primarily attributable to the increase of the valuation allowance on Spanish and Mexican entities and to losses and future deductions in foreign jurisdictions for which a tax benefit has not been recognized through establishment of valuation allowances. In 2019, primarily attributable to foreign tax credit carryforwards in the branch and treaty baskets and losses and future deductions in foreign jurisdictions for which a tax benefit has not been recognized through establishment of valuation allowances. In 2018, primarily attributable to losses and future deductions in foreign jurisdictions for which a tax benefit has not been recognized through establishment of valuation allowances.
For the years ended December 31, 2020, 2019 and 2018, the provision for income taxes included $4 million, $2 million, and $2 million of excess tax benefits resulting from equity incentive plan activities, respectively.
We conduct business in countries that grant “holidays” from income taxes for ten to thirty year periods. These holidays expire through 2034.
Other
We finalized our purchase price accounting for the ILG Acquisition during 2019 and established a reserve for non-income tax issues related to Legacy-ILG. As of December 31, 2020, the balance of this reserve was $46 million. We expect that we will be indemnified for liabilities of $8 million in connection with these non-income tax matters pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), Vistana Signature Experiences, Inc. (“Vistana”), and Interval Leisure Group, Inc. (“Interval Leisure Group”), and consequently have recorded a corresponding indemnification asset.
Deferred Income Taxes
The following table presents the significant components of our deferred tax assets and liabilities:

($ in millions)	At Year-End 2020	At Year-End 2019
Deferred Tax Assets
Inventory	$83	$117
Reserves	98	77
Deferred revenue	12	14
Property and equipment	72	74
Net operating loss and capital loss carryforwards	98	61
Tax credits	31	37
Right-of-use asset	2	3
Other, net	113	95
Deferred tax assets	509	478
Less valuation allowance	(106)	(97)
Net deferred tax assets	403	381

Deferred Tax Liabilities
Long lived intangible assets	(233)	(244)
Deferred sales of vacation ownership interests	(362)	(363)
Right-of-use liability	(2)	(3)
Other, net	(43)	(42)
Deferred tax liabilities	(640)	(652)

Total net deferred tax liabilities	$(237)	$(271)
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. In 2020 we established an additional valuation allowance of $12 million on foreign net tax assets.

We have $70 million of foreign net operating loss carryforwards, some of which begin expiring in 2021; however, a significant portion of these have indefinite carryforward periods. We have $15 million of federal net operating losses and $11 million of state net operating loss carryforwards, none of which will expire within the next five years. We have U.S. federal foreign tax credit carryforwards of $20 million, federal capital loss carryforwards of $1 million, and $11 million of state tax credit carryforwards.
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
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

($ in millions)	2020	2019	2018
Unrecognized tax benefit at beginning of year	$21	$2	$2
Increases related to tax positions taken during a prior period	6	18	—
Increases related to tax positions taken during the current period	2	1	—
Decreases related to settlements with taxing authorities	(14)	—	—
Decreases as a result of a lapse of the applicable statute of limitations	(1)	—	—
Unrecognized tax benefit at end of year	$14	$21	$2
The total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, were $14 million at December 31, 2020 and $21 million at December 31, 2019. The total amount of gross interest and penalties accrued were $25 million at December 31, 2020 and $41 million at December 31, 2019. We anticipate $4 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefit, including accrued interest and penalties are included in other liabilities on the consolidated balance sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2012 through 2018. The amount of the unrecognized tax benefit may increase or decrease within the next twelve months as a result of audits or audit settlements.

7. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves:.

	December 31, 2020			December 31, 2019
($ in millions)	Originated	Acquired	Total	Originated	Acquired(1)	Total
Securitized	$1,220	$273	$1,493	$1,378	$372	$1,750
Non-securitized
Eligible for securitization(2)	126	2	128	155	10	165
Not eligible for securitization(2)	185	34	219	261	57	318
Subtotal	311	36	347	416	67	483
	$1,531	$309	$1,840	$1,794	$439	$2,233
_________________________
(1)Net of impairment of $7 million recognized in 2019, prior to the adoption of ASU 2016-13 on January 1, 2020.
(2)Refer to Footnote 8 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable:

($ in millions)	2020	2019	2018
Interest income associated with vacation ownership notes receivable — securitized	$239	$232	$151
Interest income associated with vacation ownership notes receivable — non-securitized	18	32	24
Total interest income associated with vacation ownership notes receivable	$257	$264	$175
COVID-19 Impact on Vacation Ownership Notes Receivable Reserves
As a result of higher actual and projected default activity related predominantly to the COVID-19 pandemic, we evaluated our vacation ownership notes receivable reserves initially using the 2008/2009 financial crisis as a reference point. As a result, we increased our vacation ownership notes receivable reserves by $52 million in the first quarter of 2020. We monitored actual delinquency and default activity throughout the remainder of 2020. Taking into account higher than previously expected default activity experienced, we increased our vacation ownership notes receivable reserves by $17 million in the fourth quarter of 2020. In total, the reserve adjustments made during 2020 were reflected as a $59 million reduction to Sale of vacation ownership products, a $10 million increase in Financing expenses, and a $19 million reduction in Cost of vacation ownership products on our Income Statement for the year ended December 31, 2020.
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition. The following table shows future contractual principal payments, as well as interest rates, for our non-securitized and securitized acquired vacation ownership notes receivable at December 31, 2020.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2021	$4	$42	$46
2022	4	38	42
2023	4	38	42
2024	4	36	40
2025	4	33	37
Thereafter	16	86	102
Balance at December 31, 2020	$36	$273	$309
Weighted average stated interest rate	13.5%	13.5%	13.5%
Range of stated interest rates	3.0% to 17.9%	6.0% to 15.9%	3.0% to 17.9%

The following table summarizes the activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2019, as reported	$—	$—	$—
Impact of adoption of ASU 2016-13	29	26	55
Opening Balance at January 1, 2020	29	26	55
Securitizations	(1)	1	—
Clean-up call	1	(1)	—
Write-offs	(18)	—	(18)
Recoveries	9	—	9
Defaulted vacation ownership notes receivable repurchase activity(1)	17	(17)	—
Increase in vacation ownership notes receivable reserve(2)	2	12	14
Balance at December 31, 2020	$39	$21	$60
_________________________
(1)Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.
(2)Increase in vacation ownership notes receivable reserve includes $10 million ($8 million non-securitized and $2 million securitized) attributable to the increased reserve as a result of the COVID-19 pandemic.
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG subsequent to the Acquisition Date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, as well as interest rates, for our non-securitized and securitized originated vacation ownership notes receivable at December 31, 2020.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2021	$39	$126	$165
2022	32	127	159
2023	27	130	157
2024	25	131	156
2025	25	135	160
Thereafter	163	571	734
Balance at December 31, 2020	$311	$1,220	$1,531
Weighted average stated interest rate	12.6%	12.7%	12.7%
Range of stated interest rates	0.0% to 18.0%	0.0% to 17.5%	0.0% to 18.0%

The following table summarizes the activity related to our originated vacation ownership notes receivable reserve.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2017	$58	$61	$119
Increase in vacation ownership notes receivable reserve	57	7	64
Securitizations	(39)	39	—
Clean-up call	1	(1)	—
Write-offs	(43)	—	(43)
Defaulted vacation ownership notes receivable repurchase activity(1)	27	(27)	—
Balance at December 31, 2018	61	79	140
Increase in vacation ownership notes receivable reserve	94	18	112
Securitizations	(81)	81	—
Clean-up call	24	(24)	—
Write-offs	(48)	—	(48)
Defaulted vacation ownership notes receivable repurchase activity(1)	40	(40)	—
Balance at December 31, 2019	90	114	204
Increase in vacation ownership notes receivable reserve(2)	87	50	137
Securitizations	(70)	70	—
Clean-up call	37	(37)	—
Write-offs	(31)	—	(31)
Defaulted vacation ownership notes receivable repurchase activity(1)	80	(80)	—
Balance at December 31, 2020	$193	$117	$310
_________________________
(1)Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve was attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.
(2)Increase in vacation ownership notes receivable reserve includes $59 million ($32 million non-securitized and $27 million securitized) attributable to the increased reserve as a result of the COVID-19 pandemic.
Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.74 percent and 7.04 percent as of December 31, 2020 and December 31, 2019, respectively. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $6 million and $8 million as of December 31, 2020 and December 31, 2019, respectively.
We use the aging of the vacation ownership notes receivable as the primary credit quality indicator for our Legacy-MVW vacation ownership notes receivable, as historical performance indicates that there is a relationship between the default behavior of borrowers and the age of the receivable associated with the vacation ownership interest.
The following table shows our recorded investment in non-accrual Legacy-MVW vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at year-end 2020	$100	$14	$114
Investment in vacation ownership notes receivable on non-accrual status at year-end 2019	$43	$11	$54

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of December 31, 2020 and December 31, 2019:

	Legacy-MVW Vacation Ownership Notes Receivable
	As of December 31, 2020			As of December 31, 2019
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$8	$25	$33	$7	$33	$40
91 – 150 days past due	5	14	19	4	11	15
Greater than 150 days past due	95	—	95	39	—	39
Total past due	108	39	147	50	44	94
Current	231	1,011	1,242	222	1,254	1,476
Total vacation ownership notes receivable	$339	$1,050	$1,389	$272	$1,298	$1,570
The following table details the origination year of our Legacy-MVW vacation ownership notes receivable as of December 31, 2020.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Year of Origination
2020	$156	$86	$242
2019	73	384	457
2018	43	247	290
2017	21	150	171
2016	11	70	81
2015 & Before	35	113	148
	$339	$1,050	$1,389
Legacy-ILG Vacation Ownership Notes Receivable
At December 31, 2020 and December 31, 2019, the weighted average FICO score within our consolidated Legacy-ILG vacation ownership notes receivable pools was 708 and 712, respectively, based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG consolidated outstanding pool of vacation ownership notes receivable was 14.63 percent as of December 31, 2020, and 12.65 percent as of December 31, 2019. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $3 million and $2 million as of December 31, 2020 and December 31, 2019, respectively.
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

	Legacy-ILG Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at year-end 2020	$109	$12	$121
Investment in vacation ownership notes receivable on non-accrual status at year-end 2019	$40	$9	$49

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG vacation ownership notes receivable as of December 31, 2020 and December 31, 2019:

	Legacy-ILG Vacation Ownership Notes Receivable
	As of December 31, 2020			As of December 31, 2019
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$8	$19	$27	$11	$18	$29
91 – 120 days past due	2	7	9	3	6	9
Greater than 120 days past due	107	5	112	37	3	40
Total past due	117	31	148	51	27	78
Current	123	550	673	250	539	789
Total vacation ownership notes receivable	$240	$581	$821	$301	$566	$867
The following tables show the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score, before reserves. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable as of December 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$81	$48	$4	$11	$144
Sheraton	81	73	13	31	198
Hyatt	12	9	1	—	22
Other	2	1	—	2	5
	$176	$131	$18	$44	$369

	Acquired Vacation Ownership Notes Receivable as of December 31, 2019
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$103	$57	$4	$13	$177
Sheraton	95	83	15	37	230
Hyatt	15	10	1	—	26
Other	3	1	—	2	6
	$216	$151	$20	$52	$439
The following table details the origination year of our Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of December 31, 2020. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable - Westin
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$22	$22	$14	$23	$81
600 - 699	—	—	11	13	9	15	48
< 600	—	—	3	1	—	—	4
No Score	—	—	3	3	2	3	11
	$—	$—	$39	$39	$25	$41	$144

	Acquired Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$23	$23	$14	$21	$81
600 - 699	—	—	19	19	12	23	73
< 600	—	—	8	2	1	2	13
No Score	—	—	9	9	5	8	31
	$—	$—	$59	$53	$32	$54	$198

	Acquired Vacation Ownership Notes Receivable - Hyatt and Other
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$—	$—	$3	$3	$2	$6	$14
600 - 699	—	—	2	2	2	4	10
< 600	—	—	—	—	—	1	1
No Score	—	—	—	—	—	2	2
	$—	$—	$5	$5	$4	$13	$27
The following tables show the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score, before reserves. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable as of December 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$109	$52	$6	$23	$190
Sheraton	106	72	16	43	237
Hyatt	16	8	—	—	24
	$231	$132	$22	$66	$451

	Originated Vacation Ownership Notes Receivable as of December 31, 2019
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$122	$46	$5	$25	$198
Sheraton	97	61	13	37	208
Hyatt	16	6	—	—	22
	$235	$113	$18	$62	$428
The following tables detail the origination year of our Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of December 31, 2020. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable - Westin
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$35	$60	$14	$—	$—	$—	$109
600 - 699	14	31	7	—	—	—	52
< 600	2	3	1	—	—	—	6
No Score	11	11	1	—	—	—	23
	$62	$105	$23	$—	$—	$—	$190

	Originated Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$35	$56	$15	$—	$—	$—	$106
600 - 699	20	40	12	—	—	—	72
< 600	5	9	2	—	—	—	16
No Score	11	26	6	—	—	—	43
	$71	$131	$35	$—	$—	$—	$237

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2020	2019	2018	2017	2016	2015 & Prior	Total
700 +	$5	$9	$2	$—	$—	$—	$16
600 - 699	3	4	1	—	—	—	8
< 600	—	—	—	—	—	—	—
No Score	—	—	—	—	—	—	—
	$8	$13	$3	$—	$—	$—	$24
8. FINANCIAL INSTRUMENTS
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

	At December 31, 2020		At December 31, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable	$1,840	$1,886	$2,233	$2,264
Other assets	60	60	45	45
	$1,900	$1,946	$2,278	$2,309

Securitized debt, net	$(1,588)	$(1,653)	$(1,871)	$(1,924)
2025 Notes, net	(494)	(533)	—	—
2026 Notes, net	(744)	(784)	(742)	(824)
2028 Notes, net	(346)	(359)	(345)	(358)
Term Loan, net	(873)	(864)	(881)	(899)
Revolving Corporate Credit Facility, net	—	—	(27)	(27)
2022 Convertible notes, net	(215)	(262)	(207)	(247)
	$(4,260)	$(4,455)	$(4,073)	$(4,279)
Vacation Ownership Notes Receivable

	At December 31, 2020		At December 31, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Securitized	$1,493	$1,530	$1,750	$1,771

Eligible for securitization	128	137	165	175
Not eligible for securitization	219	219	318	318
Non-securitized	347	356	483	493
	$1,840	$1,886	$2,233	$2,264
We estimate the fair value of our vacation ownership notes receivable that have been securitized using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model uses default rates, prepayment rates, coupon rates, and loan terms for our securitized vacation ownership notes receivable portfolio as key drivers of risk and relative value to determine the fair value of the underlying vacation ownership notes receivable. We concluded that this fair value measurement should be categorized within Level 3.

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
The table above shows the bifurcation of our vacation ownership notes receivable that have not been securitized into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria. We estimate the fair value of the portion of our vacation ownership notes receivable that have not been securitized that we believe will ultimately be securitized in the same manner as vacation ownership notes receivable that have been securitized. We value the remaining vacation ownership notes receivable that have not been securitized at their carrying value, rather than using our pricing model. We believe that the carrying value of these particular vacation ownership notes receivable approximates fair value because the stated, or otherwise imputed, interest rates of these loans are consistent with current market rates and the reserve for these vacation ownership notes receivable appropriately accounts for risks in default rates, prepayment rates, discount rates, and loan terms. We concluded that this fair value measurement should be categorized within Level 3.
Other Assets
Other assets include $54 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs). In addition, we have investments in marketable securities of $6 million that are marked to market using quoted market prices (Level 1 inputs).
Securitized Debt
We generate cash flow estimates by modeling all bond tranches for our active vacation ownership notes receivable securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in our analysis include default rates, prepayment rates, bond interest rates, and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we obtain indicative credit spreads from investment banks that actively issue and facilitate the market for vacation ownership securities and determine an average credit spread by rating level of the different tranches. We then apply those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds payable. We concluded that this fair value measurement should be categorized within Level 3.
2025 Notes, 2026 Notes, and 2028 Notes
We estimate the fair value of our 2025 Notes, 2026 Notes, and 2028 Notes (each as defined in Footnote 17 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
Term Loan
We estimate the fair value of our Term Loan (as defined in Footnote 17 “Debt”) using quotes from securities dealers as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which the Term Loan could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Revolving Corporate Credit Facility
We estimate that the fair value of our Revolving Corporate Credit Facility (as defined in Footnote 17 “Debt”) approximates its gross carrying value as the contractual interest rate is variable plus an applicable margin. We concluded that this fair value measurement should be categorized within Level 3.
2022 Convertible Notes
We estimate the fair value of our 2022 Convertible Notes using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which the 2022 Convertible Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The difference between the carrying value and the fair value is primarily attributed to the underlying conversion feature and the spread between the conversion price and the market value of the shares underlying the 2022 Convertible Notes.

9. EARNINGS PER SHARE
Basic (loss) earnings per common share attributable to common shareholders is calculated by dividing net (loss) or income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per common share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, except in periods when there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per common share applicable to common shareholders by application of the treasury stock method using average market prices during the period.
Our calculation of diluted (loss) earnings per share attributable to common shareholders reflects our intent to settle conversions of the 2022 Convertible Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. As no conversion premium existed as of December 31, 2020, December 31, 2019, or December 31, 2018, there was no dilutive impact from the 2022 Convertible Notes for 2020, 2019, or 2018.
The shares issuable on exercise of the 2022 Warrants (as defined in Footnote 17 “Debt”) sold in connection with the issuance of the 2022 Convertible Notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the strike price. If and when the price of our common stock exceeds the strike price of the 2022 Warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the 2022 Warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The 2022 Convertible Note Hedges purchased in connection with the issuance of the 2022 Convertible Notes are considered to be anti-dilutive and do not impact our calculation of diluted earnings per share attributable to common shareholders for any periods presented herein.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted (loss) earnings per share attributable to common shareholders.

(in millions, except per share amounts)	2020	2019(1)	2018(1)
Computation of Basic (Loss) Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(275)	$138	$55
Shares for basic (loss) earnings per share	41.3	43.9	33.3
Basic (loss) earnings per share	$(6.65)	$3.13	$1.64
Computation of Diluted (Loss) Earnings Per Share Attributable to Common Shareholders
Net (loss) income attributable to common shareholders	$(275)	$138	$55
Shares for basic (loss) earnings per share	41.3	43.9	33.3
Effect of dilutive shares outstanding(2)
Employee stock options and SARs	—	0.3	0.4
Restricted stock units	—	0.3	0.3
Shares for diluted (loss) earnings per share	41.3	44.5	34.0
Diluted (loss) earnings per share	$(6.65)	$3.09	$1.61
 _________________________
(1)The computations of diluted earnings per share attributable to common shareholders exclude approximately 345,000 and 165,000 shares of common stock, the maximum number of shares issuable as of December 31, 2019 and December 31, 2018, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2)Amounts exclude all potentially dilutive equity-based compensation awards for periods when there is a net loss attributable to common shareholders.

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
10. INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2020	At Year-End 2019
Finished goods(1)	$749	$782
Work-in-progress	—	69
Real estate inventory	749	851
Other	10	8
	$759	$859
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
In addition to the above, at December 31, 2020 and December 31, 2019, we had $162 million and $55 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products. We also had $43 million and $38 million of deposits on future purchases of inventory at December 31, 2020 and December 31, 2019, respectively, which are included in the Other assets line on our Balance Sheets. Additionally, during the year ended December 31, 2020, we recorded $6 million of inventory impairments.
11. PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2020	At Year-End 2019
Land and land improvements	$285	$267
Buildings and leasehold improvements	482	389
Furniture, fixtures and other equipment	95	94
Information technology	322	312
Construction in progress	68	62
	1,252	1,124
Accumulated depreciation	(461)	(406)
	$791	$718

12. GOODWILL
The following table details the carrying amount of our goodwill at December 31, 2020 and December 31, 2019, and reflects goodwill attributed to the ILG Acquisition, which was allocated to our Vacation Ownership and our Exchange & Third-Party Management reporting units.

($ in millions)	Vacation Ownership Segment	Exchange & Third-Party Management Segment	Total Consolidated
Balance at December 31, 2018	$2,448	$380	$2,828
Measurement period adjustments	(4)	66	62
Foreign exchange adjustments	1	1	2
Balance at December 31, 2019	2,445	447	2,892
Impairment	—	(73)	(73)
Foreign exchange adjustments	—	(2)	(2)
Balance at December 31, 2020	$2,445	$372	$2,817
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
Q4 2020
We performed our annual goodwill impairment test as of October 1, 2020 and prepared a quantitative assessment for both the Vacation Ownership and the Exchange & Third-Party Management reporting units. We utilized a combination of the income and market approaches to estimate the fair value of this reporting unit (Level 3) consistent with the methodology used in the first quarter of 2020. For each reporting unit, the fair value of the reporting unit was in excess of the carrying value and therefore we concluded there was no further impairment.
Given the continued impact of the COVID-19 pandemic, in connection with the preparation of our Financial Statements for the year ended December 31, 2020, we performed a qualitative analysis of each of our reporting units as of the end of the fourth quarter, considering recent events and determined that interim quantitative impairment tests were not required. While the goodwill of our reporting units are not impaired at December 31, 2020, we cannot assure you that goodwill will not be impaired in future periods. We will continue to monitor the operating results, cash flow forecasts and impact from changes in market conditions, as well as impacts of COVID-19 for these reporting units.

13. INTANGIBLE ASSETS
The following table details the composition of our intangible asset balances:

($ in millions)	2020	2019
Definite-lived intangible assets
Member relationships	$671	$671
Management contracts	351	351
	1,022	1,022
Accumulated amortization	(134)	(77)
	888	945
Indefinite-lived intangible assets
Trade names and trademarks	64	82
	$952	$1,027
Definite-Lived Intangible Assets
Definite-lived intangible assets, all of which were acquired as part of the ILG Acquisition, are amortized on a straight-line basis over their estimated useful lives, ranging from 15 to 25 years. We recorded amortization expense of $57 million in 2020, $59 million in 2019, and $19 million in 2018 in the Depreciation and amortization line of our Income Statements. For these assets, we estimate that our aggregate amortization expense will be $57 million for each of the next five fiscal years.
Indefinite-Lived Intangibles
The following table summarizes the activity related to our indefinite-lived intangible assets, all of which are related to the Exchange & Third-Party Management segment.

($ in millions)	Trade Names and Trademarks
Balance at December 31, 2019	$82
Impairment	(18)
Balance at December 31, 2020	$64
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
We performed our annual impairment test of indefinite lived intangible assets as of October 1, 2020 consistent with the methodology used in the first quarter of 2020 and determined that the fair value of our indefinite lived intangibles was above their carrying amounts.
14. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of December 31, 2020, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $85 million, of which we expect $34 million, $26 million, $16 million, $6 million, and $3 million will be paid in 2021, 2022, 2023, 2024, and 2025, respectively.

•We have various commitments to acquire real estate for use in our Vacation Ownership segment via our involvement with VIEs. Refer to Footnote 20 “Variable Interest Entities” for additional information and our activities relating to the VIEs involved in these transactions.
•We have a remaining commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Vacation Ownership segment, contingent upon completion of construction to agreed-upon standards. We expect to complete the acquisition in 2021 and to make the remaining payments with respect to these units when specific construction milestones are completed, as follows: $21 million in 2021 and $2 million in 2022.
Surety bonds issued as of December 31, 2020 totaled $75 million, the majority of which were requested by federal, state or local governments in connection with our operations.
As of December 31, 2020, we had $3 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 17 “Debt”). In addition, as of December 31, 2020, we had $2 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $3 million, of which $2 million is included within liabilities on our Balance Sheet at December 31, 2020. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by the end of 2021.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages or guaranteed amounts of the rental revenue generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At December 31, 2020, our maximum exposure under fixed dollar guarantees was $24 million, of which $10 million, $6 million, $3 million, $2 million, $1 million, and $2 million relate to 2021, 2022, 2023, 2024, 2025, and thereafter, respectively. Based on the impact of the COVID-19 pandemic on our rental operations, we declared the occurrence of a force majeure event under many of these agreements, generally effective as of April 1, 2020. As a result, owner distributions made under such agreements will be paid on a net operating income basis, rather than as guaranteed amounts, until such time as force majeure event conditions abate.
Loss Contingencies
In March 2017, RCHFU, L.L.C. and other owners at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) filed a complaint in an action pending in the U.S. District Court for the District of Colorado against us and certain third parties, alleging that their fractional interests were devalued by the affiliation of the RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based Marriott Vacation Club Destinations (“MVCD”) program. The plaintiffs are seeking compensatory damages, disgorgement, punitive damages, fees and costs. A trial is scheduled to begin in January 2022.
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

In May 2019, the G.A. Resort Condominium Association Inc., the owners’ association for the fractional owners at the Hyatt Residence Club Grand Aspen resort (“HRC Grand Aspen”) filed a lawsuit against us in the District Court for the County of Pitkin, Colorado relating to the transfer of ownership of developer-owned fractional interests at HRC Grand Aspen to the HPC Trust Club for sale and use as a part of the Hyatt Residence Club Portfolio Program. The lawsuit was subsequently removed to the U.S. District Court for the District of Colorado. The plaintiff is seeking termination of the management agreement with the owners’ association, the annulment of certain amendments to governing documents at HRC Grand Aspen, the removal of fractional interests at HRC Grand Aspen from the HPC Trust Club, unspecified damages, disgorgement of profits, fees and costs. In November 2020, the District Court granted our motion to dismiss and dismissed the case. The plaintiffs have appealed the ruling.
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
We have not accrued for any of the pending matters described above and we cannot estimate a range of the potential liability associated with these pending matters, if any, at this time. We have accrued for other claims and lawsuits, but the amount accrued is not material individually or in the aggregate. For matters not requiring accrual, we do not believe that the ultimate outcome of such matters, individually and in the aggregate, will materially harm our financial position, cash flows, or overall trends in results of operations based on information currently available. However, legal proceedings are inherently uncertain, and while we believe that our accruals are adequate and/or we have valid defenses to the claims asserted, unfavorable rulings could occur that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.
15. LEASES
The following table presents the carrying values of our leases and the classification on our Balance Sheet.

($ in millions)	Balance Sheet Classification	At December 31, 2020	At December 31, 2019
Operating lease assets	Other assets	$131	$142
Finance lease assets	Property and equipment	8	13
		$139	$155

Operating lease liabilities	Accrued liabilities	$138	$151
Finance lease liabilities	Debt	8	14
		$146	$165
The following table presents the lease costs and the classification on our Income Statements for the years ended December 31, 2020 and December 31, 2019.

($ in millions)	Income Statement Classification	2020	2019
Operating lease cost	Marketing and sales expense General and administrative expense	$36	$33
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	5	5
Interest on lease liabilities	Financing expense	1	1
Variable lease cost	Marketing and sales expense	2	5
		$44	$44

The following table presents the maturity of our operating and financing lease liabilities as of December 31, 2020.

($ in millions)	Operating Leases	Finance Leases	Total
2021	$27	$4	$31
2022	22	3	25
2023	20	1	21
2024	18	—	18
2025	16	—	16
Thereafter	134	1	135
Total lease payments	237	9	246
Less: Imputed interest	(99)	(1)	(100)
	$138	$8	$146
Lease Term and Discount Rate
The following table presents additional information about our lease obligations.

	At December 31, 2020	At December 31, 2019
Weighted-average remaining lease term
Operating leases	19.1 years	10.5 years
Finance leases	3.0 years	1.0 years
Weighted-average discount rate
Operating leases	5.8%	6.1%
Finance leases	3.9%	4.9%
Other Information
The following table presents supplemental cash flow information for 2020 and 2019.

($ in millions)	2020	2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for finance leases	$1	$1
Operating cash flows for operating leases	$41	$39
Financing cash flows for finance leases	$11	$12

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$27	$33
Finance leases	$7	$3
Leases That Have Not Yet Commenced
During the first quarter of 2020, we entered into a finance lease arrangement for our new global headquarters in Orlando, Florida. The new office building is currently expected to be completed in 2024, at which time the lease term will commence and a right-of-use asset and corresponding liability will be recorded on our balance sheet. The initial lease term is approximately 16 years with total lease payments of $129 million over the aforementioned period. During 2020, in response to the COVID-19 pandemic and our ongoing evaluation of future space needs, we entered into a standstill arrangement with the developer/lessor, which expires in June 2021. The agreement provides for a standstill on certain project spending, extends certain deliverable dates pertaining to the development and lease, and grants us a limited termination option in exchange for reimbursement of certain developer soft costs.

16. SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs:

($ in millions)	At December 31, 2020	At December 31, 2019
Vacation ownership notes receivable securitizations, gross(1)	$1,604	$1,850
Unamortized debt discount and issuance costs	(16)	(18)
	1,588	1,832

Warehouse Credit Facility, gross	—	21
Unamortized debt issuance costs(2)	—	(2)
	—	19

Other	—	20
	$1,588	$1,871
_________________________
(1)Interest rates as of December 31, 2020 range from 2.3% to 4.4%, with a weighted average interest rate of 2.8%
(2)Excludes $1 million of unamortized debt issuance costs as of December 31, 2020, as no cash borrowings were outstanding on the Warehouse Credit Facility at that time
All of our securitized debt is non-recourse to us. See Footnote 20 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows scheduled future principal payments for our securitized debt as of December 31, 2020.

Vacation Ownership Notes Receivable Securitizations
($ in millions)
Payments Year
2021	$170
2022	171
2023	175
2024	176
2025	181
Thereafter	731
$1,604
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2020, and as of December 31, 2020, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of December 31, 2020, we had 12 securitized vacation ownership notes receivable pools outstanding.
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
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), which has a borrowing capacity of $350 million, allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. The Warehouse Credit Facility terminates on December 20, 2021, and if not renewed prior to termination, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market at least once per year.
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

17. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in millions)	At December 31, 2020	At December 31, 2019
Senior Secured Notes
2025 Notes	$500	$—
Unamortized debt discount and issuance costs	(6)	—
	494	—

Senior Unsecured Notes
2026 Notes	750	750
Unamortized debt discount and issuance costs	(6)	(8)
	744	742

2028 Notes	350	350
Unamortized debt discount and issuance costs	(4)	(5)
	346	345

Corporate Credit Facility
Term Loan	884	893
Unamortized debt discount and issuance costs	(11)	(12)
	873	881

Revolving Corporate Credit Facility	—	30
Unamortized debt issuance costs(1)	—	(3)
	—	27

2022 Convertible Notes	230	230
Unamortized debt discount and issuance costs	(15)	(23)
	215	207

Finance leases	8	14
	$2,680	$2,216
_________________________
(1)Excludes $3 million of unamortized debt issuance costs as of December 31, 2020, as no cash borrowings were outstanding on the Revolving Corporate Credit Facility, as defined below, at that time.

The following table shows scheduled future principal payments for our debt, excluding finance leases, as of December 31, 2020.

($ in millions)	2025 Notes	2026 Notes	2028 Notes	Term Loan(1)	2022 Convertible Notes	Total
Payments Year
2021	$—	$—	$—	$9	$—	$9
2022	—	—	—	9	230	239
2023	—	—	—	9	—	9
2024	—	—	—	9	—	9
2025	500	—	—	848	—	848
Thereafter	—	750	350	—	—	1,100
	$500	$750	$350	$884	$230	$2,214
_________________________
(1)Subsequent to the end of 2020, we elected to repay $100 million of the principal of our Term Loan.
Senior Secured Notes
In the second quarter of 2020, we issued $500 million aggregate principal amount of 6.125% Senior Secured Notes due September 15, 2025 (the “2025 Notes”). The 2025 Notes are pari passu with, and secured by the same collateral as, our Corporate Credit Facility. We pay interest on the 2025 Notes on May 15 and November 15 of each year, commencing on November 15, 2020. We received net proceeds of approximately $493 million from the offering of the 2025 Notes, after deducting offering expenses and the underwriting discount, which were used to repay all amounts outstanding at that time on the Revolving Corporate Credit Facility. We may redeem some or all of the 2025 Notes prior to maturity under the terms provided in the indenture.
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
2026 Notes
We issued the 2026 Notes under an indenture dated August 23, 2018 with The Bank of New York Mellon Trust, as trustee. We received net proceeds of $742 million from the offering, after deducting the underwriting discount and estimated expenses. We used these proceeds, together with the borrowings under the Term Loan (defined below) primarily to finance the cash component of the consideration paid in the ILG Acquisition to ILG shareholders, certain fees and expenses we incurred in connection with the ILG Acquisition and working capital. We pay interest on the 2026 Notes on March 15 and September 15 of each year, commencing on March 15, 2019. We may redeem some or all of the 2026 Notes prior to maturity under the terms provided in the indenture.
2028 Notes
We issued the 2028 Notes under an indenture dated October 1, 2019 with The Bank of New York Mellon Trust, as trustee. We received net proceeds of $346 million from the offering, after deducting the underwriting discount and estimated expenses. The net proceeds from the 2028 Notes were used (i) to redeem all of the outstanding 5.625% Senior Unsecured Notes due 2023 assumed in connection with the ILG Acquisition (the “IAC Notes”), (ii) to redeem all of the outstanding 5.625% Senior Unsecured Notes due 2023 offered in exchange for the IAC Notes during the third quarter of 2018 (the “Exchange Notes”), (iii) to repay a portion of the outstanding borrowings under our Revolving Corporate Credit Facility, (iv) to pay transaction expenses and fees in connection with each of the foregoing and (v) for general corporate purposes. We pay interest on the 2028 Notes on March 15 and September 15 of each year, commencing on March 15, 2020. We may redeem some or all of the 2028 Notes prior to maturity under the terms provided in the indenture.

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
In May 2020, we entered into a waiver (the “Waiver”) to the agreement that governs our Corporate Credit Facility. The Waiver, among other things, suspends the requirement to comply with the leverage covenant in the Revolving Corporate Credit Facility, commencing with the fiscal quarter ending June 30, 2020. The initial suspension period included in the Waiver was up to four quarters, however, in February 2021, subsequent to the end of 2020, we further amended the agreement governing our Corporate Credit Facility to extend the suspension period included in the Waiver through the end of 2021. We are required to maintain monthly minimum liquidity of at least $300 million until the later of December 31, 2021 or the end of the suspension period. In addition, for the duration of the period during which the waiver of the leverage covenant remains in effect, we are prohibited from making certain restricted payments, including share repurchases and dividends. If we are not in compliance with the leverage covenant at the end of the suspension period, we will seek to negotiate with our lenders to amend such covenant, as needed.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625 percent and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480 percent and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000 percent and a floor strike rate of 1.8810 percent through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of December 31, 2020 and December 31, 2019. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.
The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments during 2020, 2019 and 2018.

($ in millions)	2020	2019	2018
Derivative Instrument Adjustment, Beginning of Year	$(21)	$(6)	$—
Other comprehensive loss before reclassifications	(18)	(15)	(6)
Reclassification to Income Statement	—	—	—
Net other comprehensive loss	(18)	(15)	(6)
Derivative Instrument Adjustment, End of Year	$(39)	$(21)	$(6)
2022 Convertible Notes
During 2017, we issued an aggregate principal amount of $230 million of 2022 Convertible Notes that bear interest at a rate of 1.50 percent, payable in cash semi-annually. The 2022 Convertible Notes mature on September 15, 2022, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of December 31, 2020 to 6.8115 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to a conversion price of approximately $146.81 per share of our common stock), as a result of the $0.54 per share quarterly dividends declared during the first quarter of 2020, which was greater than the quarterly dividend when the 2022 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the 2022 Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
Holders may convert their 2022 Convertible Notes prior to June 15, 2022 only under certain circumstances. We may not redeem the 2022 Convertible Notes prior to their maturity date. If we undergo a fundamental change, as described in the indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2022 Convertible Notes, at a repurchase price equal to 100 percent of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. If certain fundamental changes referred to in the indenture as make-whole fundamental changes occur, the conversion rate applicable to the 2022 Convertible Notes may increase.
As of December 31, 2020, the effective interest rate was 4.7 percent and the remaining debt discount amortization period was 1.7 years.
The following table shows the net carrying value of the 2022 Convertible Notes:

($ in millions)	At December 31, 2020	At December 31, 2019
Liability component
Principal amount	$230	$230
Unamortized debt discount	(13)	(20)
Unamortized debt issuance costs	(2)	(3)
Net carrying amount of the liability component	$215	$207

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the 2022 Convertible Notes:

($ in millions)	2020	2019	2018
Contractual interest expense	$3	$3	$3
Amortization of debt discount	7	6	6
Amortization of debt issuance costs	1	2	1
	$11	$11	$10
See Footnote 23 “Subsequent Events” for information on convertible notes, convertible note hedges and warrants issued subsequent to the end of 2020.
2022 Convertible Note Hedges and Warrants
In connection with the offering of the 2022 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2022 Convertible Note Hedges”), initially covering a total of approximately 1.55 million shares of our common stock, and warrant transactions (“2022 Warrants”), whereby we sold to the counterparties to the 2022 Convertible Note Hedges warrants to acquire approximately 1.55 million shares of our common stock at an initial strike price of $176.68 per share. As of December 31, 2020, no 2022 Convertible Note Hedges or 2022 Warrants have been exercised. The 2022 Warrants will expire in ratable portions on a series of expiration dates commencing on December 15, 2022.
The 2022 Convertible Notes, the 2022 Convertible Note Hedges and the 2022 Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments.
Finance Leases
See Footnote 15 “Leases” for information on our finance leases.
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

18. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At December 31, 2020, there were 75,279,061 shares of Marriott Vacations Worldwide common stock issued, of which 41,094,248 shares were outstanding and 34,184,813 shares were held as treasury stock. At December 31, 2019, there were 75,020,272 shares of Marriott Vacations Worldwide common stock issued, of which 41,582,096 shares were outstanding and 33,438,176 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of December 31, 2020 or December 31, 2019.
Share Repurchase Program
The following table summarizes the share repurchase activity under our share repurchase program, which expired on December 31, 2020:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2019	16,418,950	$1,258	$76.60
For the year ended December 31, 2020	769,935	82	106.60
As of December 31, 2020	17,188,885	$1,340	$77.95
Dividends
We declared cash dividends to holders of common stock during the year ended December 31, 2020 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 14, 2020	February 27, 2020	March 12, 2020	$0.54
Due to the impact of the COVID-19 pandemic, we temporarily suspended cash dividends. Any future dividend payments will be subject to both the restrictions imposed under the Waiver and other agreements covering our debt, Board approval, and there can be no assurance that we will pay dividends in the future.
Noncontrolling Interests
Property Owners’ Associations
We consolidate certain property owners’ associations. Noncontrolling interests represents the portion of the property owners’ associations related to individual or third-party vacation ownership interest owners. Noncontrolling interests of $31 million and $12 million, as of December 31, 2020 and December 31, 2019, respectively, are included on our Balance Sheets as a component of equity.
19. SHARE-BASED COMPENSATION
The MVW Equity Plan is maintained for the benefit of our officers, directors and employees. Under the MVW Equity Plan, we are authorized to award: (1) RSUs of our common stock, (2) SARs relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of December 31, 2020, approximately 1.7 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

($ in millions)	2020	2019	2018
Service-based RSUs	$22	$17	$12
Performance-based RSUs	9	7	7
ILG Acquisition Converted RSUs	2	10	13
	33	34	32
SARs	4	3	3
Stock options	—	—	—
	$37	$37	$35

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At Year-End 2020(1)	At Year-End 2019
Service-based RSUs	$27	$17
Performance-based RSUs	6	10
ILG Acquisition Converted RSUs	—	3
	33	30
SARs	1	1
Stock options	—	—
	$34	$31
_________________________
(1)As of December 31, 2020, the weighted average remaining term for RSU grants outstanding at year-end 2020 was one to two years and we expect that deferred compensation expense will be recognized over a weighted average period of one to three years.
Restricted Stock Units
We have issued RSUs that vest over time, which we refer to as service-based RSUs, and RSUs that vest based on performance with respect to established criteria, which we refer to as performance-based RSUs.
The following table shows the changes in our outstanding RSUs and the associated weighted average grant-date fair values:

	2020
	Service-based		Performance-based		Total
	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU
Outstanding at year-end 2019	648,575	$85.87	489,322	$101.35	1,137,897	$92.53
Granted	348,890	$98.51	177,208	$90.82	526,098	$95.92
Distributed	(192,337)	$94.80	(65,863)	$93.41	(258,200)	$94.44
Forfeited	(21,639)	$98.02	(50,496)	$94.32	(72,135)	$95.43
Outstanding at year-end 2020	783,489	$88.98	550,171	$99.56	1,333,660	$93.34
The weighted average grant-date fair value per RSU granted in 2019 and 2018 was $92.53 and $120.04, respectively. The fair value of the RSUs which vested in 2020 was $30 million, and included $6 million related to RSUs converted from ILG equity-based RSUs to MVW equity-based RSUs in the ILG Acquisition. The fair value of the RSUs which vested in 2019 was $34 million, and included $15 million related to RSUs converted in the ILG Acquisition. The fair value of the RSUs which vested in 2018 was $48 million, and included $24 million related to RSUs converted in the ILG Acquisition.
Stock Appreciation Rights
The following table shows the changes in our outstanding SARs and the associated weighted average exercise prices:

	2020
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2019	696,147	$68.18
Granted	116,434	$96.82
Exercised	(184,118)	$29.85
Forfeited or expired	(6,361)	$97.95
Outstanding at year-end 2020(1)(2)	622,102	$84.58
_________________________
(1)As of December 31, 2020, outstanding SARs had a total intrinsic value of $33 million and a weighted average remaining term of 6 years.
(2)As of December 31, 2020, 381,067 SARs with a weighted average exercise price of $72.57, an aggregate intrinsic value of $25 million and a weighted average remaining contractual term of 5 years were exercisable.

The weighted average grant-date fair value per SAR granted in 2020, 2019, and 2018 was $29.63, $28.89, and $44.75, respectively. The intrinsic value of SARs which vested in 2020, 2019, and 2018, was $4 million, $4 million, and less than $1 million, respectively. The aggregate intrinsic value of SARs which were exercised in 2020, 2019, and 2018 was $19 million, $11 million, and $2 million, respectively.
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
The following table outlines the assumptions used to estimate the fair value of grants in 2020, 2019, and 2018:

	2020	2019	2018
Expected volatility	38.81%	31.10%	30.78%
Dividend yield	2.13%	1.76%	1.11%
Risk-free rate	0.96%	2.59%	2.68%
Expected term (in years)	6.25	6.25	6.25
Stock Options
We may grant non-qualified stock options to employees and non-employee directors at exercise prices or strike prices equal to the market price of our common stock on the date of grant.
There were no outstanding or exercisable stock options held by our employees at year-end 2020 or 2019, and no stock options were granted to our employees in 2020, 2019, or 2018. At December 31, 2020, approximately 700 stock options were outstanding and exercisable with a weighted average exercise price per option of $23.46 and a weighted average remaining life of less than one year.
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
20. VARIABLE INTEREST ENTITIES
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

The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at December 31, 2020:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,493	$—	$1,493
Interest receivable	11	—	11
Restricted cash	68	—	68
Total	$1,572	$—	$1,572
Consolidated Liabilities
Interest payable	$1	$—	$1
Securitized debt	1,604	—	1,604
Total	$1,605	$—	$1,605
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during 2020:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$222	$17	$239
Interest expense to investors	$51	$4	$55
Debt issuance cost amortization	$7	$1	$8
Administrative expenses	$1	$—	$1
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

($ in millions)	2020	2019
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$371	$815
Principal receipts	487	477
Interest receipts	218	214
Reserve release	16	184
Total	1,092	1,690
Cash Outflows
Principal to investors	(509)	(507)
Voluntary repurchases of defaulted vacation ownership notes receivable	(95)	(54)
Voluntary clean-up call	(18)	(22)
Interest to investors	(49)	(49)
Funding of restricted cash	(20)	(169)
Total	(691)	(801)
Net Cash Flows	$401	$889
Under the terms of our vacation ownership notes receivable securitizations, we have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. We made voluntary repurchases of defaulted vacation ownership notes receivable, net of substitutions, of $95 million during 2020, $54 million during 2019 and $31 million during 2018. We also made voluntary repurchases, net of substitutions, of $383 million, $356 million and $39 million of other non-defaulted vacation ownership notes receivable during 2020, 2019 and 2018, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to potential loss relating to the special purpose entities that purchase, sell, and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.

The following table shows cash flows between us and the Warehouse Credit Facility VIE:

($ in millions)	2020	2019
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$315	$202
Principal receipts	34	14
Interest receipts	17	13
Reserve release	2	2
Total	368	231
Cash Outflows
Principal to investors	(33)	(12)
Voluntary repurchases of defaulted vacation ownership notes receivable	(3)	—
Repayment of Warehouse Credit Facility	(300)	(285)
Interest to investors	(4)	(4)
Funding of restricted cash	(2)	(2)
Total	(342)	(303)
Net Cash Flows	$26	$(72)
Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California, that we currently manage as Marriott Vacation Club Pulse, San Francisco. We expect to acquire the operating property over time and as of December 31, 2020 are committed to make payments for the operating property as follows: $32 million in 2021, $24 million in 2022, and $32 million in 2023. See Footnote 4 “Acquisitions and Dispositions” for information on the purchases that occurred during 2020 and 2019. We are required to purchase the property from the third party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property to another party at a higher price. Accordingly, we have not consolidated the VIE. As of December 31, 2020, our Balance Sheet reflected $2 million in Accounts Receivable, including a note receivable of less than $1 million, and $5 million in Other assets for a deposit related to the acquisition of a portion of this property. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $7 million as of December 31, 2020. Subsequent to the end of 2020, we fulfilled our outstanding commitment to purchase 44 completed vacation ownership units for $34 million. We accounted for this purchase as an asset acquisition with the purchase price allocated to Inventory ($29 million) and Other assets ($5 million).
We have a commitment to purchase an operating property located in New York, New York, that we currently manage as Marriott Vacation Club Pulse, New York City. See Footnote 4 “Acquisitions and Dispositions” for information on the purchase that occurred during 2020. We are required to purchase the completed property from the third-party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of December 31, 2020, our Balance Sheet reflected $22 million in Other assets for a deposit related to the acquisition of the remainder of this property which was completed in January 2021, and a note receivable of less than $1 million that is included in the Accounts receivable line. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $23 million as of December 31, 2020. Subsequent to the end of 2020, we fulfilled our outstanding commitment to purchase the remaining 120 completed vacation ownership units for $98 million. We accounted for this purchase as an asset acquisition with the purchase price allocated to Property and equipment.
We have a commitment to purchase a property located in Waikiki, Hawaii, which we assigned to a third party during 2020. If we are unable to negotiate a capital efficient inventory arrangement, we are committed to purchase the property, in its then current form, for $98 million in 2021, unless it has been sold to another party. The property is held by a VIE for which we are not the primary beneficiary as we do not control the operations of the VIE. Accordingly, we have not consolidated the VIE. As of December 31, 2020, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of less than $1 million. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $1 million as of December 31, 2020.

21. BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments:

•Vacation Ownership includes a diverse portfolio of resorts that includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer, and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market, and sell whole ownership residential products under The Ritz-Carlton Residences brand and have a license to use the St. Regis brand for specified fractional ownership resorts.
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
Our CODM evaluates the performance of our segments based primarily on the results of the segment without allocating corporate expenses or income taxes. We do not allocate corporate interest expense or indirect general and administrative expenses to our segments. We include interest income specific to segment activities within the appropriate segment. We allocate depreciation, other gains and losses, equity in earnings or losses from our joint ventures, and noncontrolling interest to each of our segments as appropriate. Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to consolidated property owners’ associations, as our CODM does not use this information to make operating segment resource allocations. Prior year segment information has been reclassified to conform to the current reportable segment presentation.
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
Revenues

($ in millions)	2020	2019	2018
Vacation Ownership	$2,530	$3,761	$2,803
Exchange & Third-Party Management	309	454	161
Total segment revenues	2,839	4,215	2,964
Corporate and other	47	44	4
	$2,886	$4,259	$2,968

Adjusted EBITDA and Reconciliation to Net Income Attributable to Common Shareholders

($ in millions)	2020	2019	2018
Adjusted EBITDA Vacation Ownership	$229	$794	$511
Adjusted EBITDA Exchange & Third-Party Management	119	183	77
Reconciling items:
Corporate and other	(113)	(219)	(169)
Interest expense	(150)	(132)	(54)
Tax benefit (provision)	84	(83)	(51)
Depreciation and amortization	(123)	(141)	(62)
Share-based compensation expense	(37)	(37)	(35)
Certain items	(284)	(227)	(162)
Net income attributable to common shareholders	$(275)	$138	$55
Depreciation and Amortization

($ in millions)	2020	2019	2018
Vacation Ownership	$71	$68	$37
Exchange & Third-Party Management	19	47	16
Total segment depreciation	90	115	53
Corporate and other	33	26	9
	$123	$141	$62
Assets

($ in millions)	At December 31, 2020	At December 31, 2019
Vacation Ownership	$6,859	$7,345
Exchange & Third-Party Management	951	1,162
Total segment assets	7,810	8,507
Corporate and other	1,088	707
	$8,898	$9,214
Capital Expenditures (including inventory)

($ in millions)	2020	2019	2018
Vacation Ownership	$191	$266	$245
Exchange & Third-Party Management	7	14	5
Total segment capital expenditures	198	280	250
Corporate and other	4	13	2
	$202	$293	$252
Geographic Information
We conduct business globally, and our operations outside the United States represented approximately 10 percent, 11 percent, and 13 percent of our revenues, excluding cost reimbursements, for 2020, 2019, and 2018, respectively.
Revenues (excluding cost reimbursements)

($ in millions)	2020	2019	2018
United States	$1,664	$2,810	$1,780
All other countries	180	341	263
	$1,844	$3,151	$2,043

Fixed Assets

($ in millions)	At December 31, 2020	At December 31, 2019
United States	$640	$560
All other countries	151	158
	$791	$718
22. QUARTERLY RESULTS (UNAUDITED)

	2020(1)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$1,010	$480	$649	$747	$2,886
Expenses	$(1,060)	$(521)	$(673)	$(730)	$(2,984)
Net loss attributable to common shareholders	$(106)	$(70)	$(62)	$(37)	$(275)
Loss per share attributable to common shareholders
Basic	$(2.56)	$(1.68)	$(1.51)	$(0.88)	$(6.65)
Diluted	$(2.56)	$(1.68)	$(1.51)	$(0.88)	$(6.65)

	2019(1)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$1,034	$1,043	$1,066	$1,116	$4,259
Expenses	$(943)	$(900)	$(996)	$(962)	$(3,801)
Net income (loss) attributable to common shareholders	$24	$49	$(9)	$74	$138
Earnings (loss) per share attributable to common shareholders
Basic	$0.52	$1.11	$(0.21)	$1.74	$3.13
Diluted	$0.51	$1.10	$(0.21)	$1.71	$3.09
_______________________
(1)The sum of the earnings per share attributable to common shareholders for the four quarters differs from annual earnings per share attributable to common shareholders due to the required method of computing the weighted average shares in interim periods.

23. SUBSEQUENT EVENTS
Acquisition of Welk Resorts
On January 26, 2021, subsequent to the end of 2020, we entered into a definitive agreement to acquire Welk Resorts, one of the largest independent timeshare companies in North America, for approximately $430 million, including approximately 1.4 million shares of our common stock. The acquisition is expected to close early in the second quarter of 2021.
Issuance of Convertible Notes
During the first quarter of 2021, we issued $575 million aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). The 2026 Convertible Notes will not bear regular interest and will mature on January 15, 2026, unless earlier repurchased or converted.
On or after October 15, 2025, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the 2026 Convertible Notes, holders may convert their 2026 Convertible Notes at their option. The 2026 Convertible Notes are convertible at an initial rate of 5.8476 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to an initial conversion price of $171.01 per share of our common stock). The conversion rate is subject to adjustment for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the 2026 Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
In connection with the offering of the 2026 Convertible Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock with certain counterparties (the “2026 Convertible Note Hedges”), covering a total of 3.4 million shares of our common stock at a cost of approximately $100 million. Concurrently with the entry into the 2026 Convertible Note Hedges, we separately entered into privately-negotiated warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock at an initial strike price of $213.76 per share. We received aggregate proceeds of approximately $70 million from the sale of the 2026 Warrants to the counterparties. Taken together, the 2026 Convertible Note Hedges and the 2026 Warrants are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion of the 2026 Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the 2026 Convertible Notes.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes in control over financial reporting to integrate the business we acquired in the ILG Acquisition; such changes included the replacement of our U.S. payroll service provider with new functionality provided by our enterprise-wide human resources information system.

Item 9B.	Other Information
None.
PART III
As described below, we incorporate by reference in this Annual Report certain information appearing in the Proxy Statement that we will furnish to our shareholders for our 2021 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance
Our Proxy Statement will be filed with the SEC in connection with our 2021 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Report on the Board of Directors and its Committees” in our Proxy Statement.
Code of Conduct
Our Board of Directors has adopted a code of conduct, our Business Conduct Guide, that applies to all of our directors, officers, and associates, including our Chief Executive Officer, Principal Financial Officer, and Chief Accounting Officer. Our Business Conduct Guide is available in the Investor Relations section of our website (marriottvacationsworldwide.com) and is accessible by clicking on “Corporate Governance.” Any amendments to our Business Conduct Guide and any grant of a waiver from a provision of our Business Conduct Guide requiring disclosure under applicable SEC rules may be disclosed at the same location as the Business Conduct Guide in the Investor Relations section of our website located at

marriottvacationsworldwide.com within four business days following the date of the amendment or waiver or on a Current Report on Form 8-K.

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
We incorporate this information by reference to the “Transactions with Related Persons” and “Director Independence” sections of our Proxy Statement.

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

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC		8-K	2.1	11/22/2011
2.2	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub LLC(1)		8-K	2.1	5/1/2018
2.3	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Indenture, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	8/23/2018
4.5	First Supplemental Indenture, dated September 1, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.7	9/5/2018
4.6	Second Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.6	3/2/2020
4.7	Third Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.7	3/2/2020
4.8	Form of 6.500% Senior Note due 2026 (included as Exhibit A to Exhibit 4.4 above)		8-K	4.1	8/23/2018
4.9	Registration Rights Agreement, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	4.3	8/23/2018
4.10	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.11	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.12	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.13	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.14	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	10/1/2019
4.15	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.16	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.17	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.16 above)		8-K	4.1	5/15/2020
4.18	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.19	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.18 above)		8-K	4.1	2/3/2021
4.20	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.1	11/22/2011
10.2	Letter Agreement, dated as of February 21, 2013, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, supplementing the License, Services, and Development Agreement		10-Q	10.1	4/25/2013
10.3	Letter Agreement, dated May 9, 2016, among Marriott Vacations Worldwide Corporation, Marriott Worldwide Corporation and Marriott International, Inc. relating to the License, Services, and Development Agreement		10-Q	10.3	7/21/2016
10.4	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		10-K	10.4	2/27/2018
10.5	Amended and Restated Side Letter Agreement, dated as of February 26, 2018 by among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.†		10-K	10.5	2/27/2018
10.6	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.2	11/22/2011
10.7	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatures thereto		10-K	10.7	2/27/2018
10.8	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.3	11/22/2011
10.9	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.4	11/22/2011
10.10	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement		10-Q	10.1	10/18/2012
10.11	Marriott Rewards Affiliation Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other signatories thereto		8-K	10.5	11/22/2011
10.12	First Amendment to Marriott Rewards Affiliation Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.		10-K	10.12	2/27/2018
10.13	Termination of Noncompetition Agreement, dated as of February 26, 2018, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		10-K	10.14	2/27/2018
10.14	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan*		10-K	10.14	2/23/2017
10.15	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	12/9/2011
10.16	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.2	12/9/2011

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.17	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	3/16/2012
10.18	Form of Non-Employee Director Share Award Confirmation*		10-K	10.17	2/25/2016
10.19	Form of Non-Employee Director Stock Appreciation Right Award Agreement*		10-K	10.16	3/21/2012
10.20	Form of Director Stock Unit Agreement*		10-Q	10.1	4/30/2015
10.21	Marriott Vacations Worldwide Corporation Change in Control Severance Plan*		8-K	10.2	3/16/2012
10.22	Form of Participation Agreement for Change in Control Severance Plan – Marriott Vacations Worldwide Corporation Change in Control Severance Plan*		8-K	10.3	3/16/2012
10.23	Marriott Vacations Worldwide Corporation Deferred Compensation Plan*		8-K	10.3	6/13/2013
10.24	Marriott Vacations Worldwide Corporation Executive Long-Term Disability Plan*		10-K	10.21	2/26/2015
10.25	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan*		8-K	10.1	6/11/2015
10.26	Third Amended and Restated Indenture and Servicing Agreement, entered into September 15, 2014 and dated as of September 1, 2014, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association		8-K	10.2	9/16/2014
10.27	Indenture Supplement, dated June 24, 2015, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto		10-Q	10.2	7/23/2015
10.28	Second Amended and Restated Sale Agreement, entered into September 15, 2014 and dated as of September 1, 2014, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1		8-K	10.1	9/16/2014
10.29	Omnibus Amendment No. 3, dated November 23, 2015, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.1	11/25/2015
10.30	Omnibus Amendment No. 4, dated May 20, 2016, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		10-Q	10.2	7/21/2016
10.31	Indenture Supplement, dated June 16, 2016, by and among Marriott Vacations Worldwide Owner Trust 2011-1, as issuer, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto		10-Q	10.1	7/21/2016

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.32	Omnibus Amendment No. 5, dated March 8, 2017, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.1	3/14/2017
10.33	Omnibus Amendment No. 6, dated August 17, 2017, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.3	8/21/2017
10.34	Form of Call Option Transaction Confirmation		10-Q	10.1	11/2/2017
10.35	Form of Warrant Confirmation		10-Q	10.2	11/2/2017
10.36	Form of Amendment Agreement to Warrant Confirmation		10-K	10.54	3/1/2019
10.37	Credit Agreement, dated as of August 31, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.9	9/5/2018
10.38	Amendment No. 1 to Credit Agreement, dated as of December 3, 2019, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Interval Acquisition Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		10-K	10.38	3/2/2020
10.39	Waiver to Credit Agreement, dated as of May 14, 2020, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the Revolving Credit Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.3	5/15/2020
10.40	Amended and Restated Waiver to Credit Agreement, dated as of February 16, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the Revolving Credit Lenders party thereto and JP Morgan Chase Bank, N.A. as administrative agent	X
10.41	Joinder Agreement, dated as of September 1, 2018, among Interval Acquisition Corp. and JPMorgan Chase Bank, N.A.		8-K	4.10	9/5/2018
10.42	Omnibus Amendment No. 8, dated August 31, 2018, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC.		10-Q	10.3	11/7/2018
10.43	Deferred Compensation Plan for Non-Employee Directors*		S-1(2)	10.12	8/1/2018
10.44	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, as amended*		S-8(2)	10.1	8/5/2016
10.45	Form of Terms and Conditions for Annual RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.1	5/8/2014
10.46	Form of Terms and Conditions for Adjusted EBITDA Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.2	5/8/2014

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.47	Form of Terms and Conditions for TSR-Based Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.3	5/8/2014
10.48	Employee Matters Agreement, dated as of October 27, 2015 among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc., as amended		8-K(2)	10.6	5/12/2016
10.49	License, Services and Development Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.1	5/12/2016
10.50	Tax Matters Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.3	5/12/2016
10.51	Starwood Preferred Guest Affiliation Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc., Preferred Guest, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.5	5/12/2016
10.52	Termination of Noncompetition Agreement, effective September 1, 2018, between Starwood Hotels & Resorts Worldwide, LLC (formerly Starwood Hotels & Resorts Worldwide, Inc.) and Vistana Signatures Experiences, Inc.		8-K	10.2	9/20/2018
10.53	Letter of Agreement, effective September 1, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signatures Experiences, Inc., ILG, LLC, Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC and Starwood Hotels & Resorts Worldwide, LLC		8-K	10.1	9/20/2018
10.54	Amendment No. 2 to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, dated February 25, 2018*		10-Q(2)	10.2	5/4/2018
10.55	Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert, dated as of March 24, 2017*		10-Q(2)	10.2	5/5/2017
10.56	Amendment dated March 28, 2018 to Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert*		10-Q(2)	10.1	5/4/2018
10.57	Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		DEF 14A	Appendix A	3/30/2020
10.58	Form of Call Option Transaction Confirmation		8-K	10.1	2/3/2021
10.59	Form of Warrant Confirmation		8-K	10.2	2/3/2021
21.1	Subsidiaries of Marriott Vacations Worldwide Corporation	X
22.1	List of the Issuer and its Guarantor Subsidiaries		10-Q	22.1	11/5/2020
23.1	Consent of Ernst & Young LLP	X
24.1	Powers of Attorney (included on the signature pages hereto)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.
(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
(2)	Filing made by ILG, LLC under SEC File No. 001-34062.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2021.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

By:	/s/ Stephen P. Weisz
Stephen P. Weisz
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on our behalf in the capacities and on the date indicated above.

Principal Executive Officer:
/s/ Stephen P. Weisz	Chief Executive Officer and Director
Stephen P. Weisz

Principal Financial Officer:
/s/ John E. Geller, Jr.	President and Chief Financial Officer
John E. Geller, Jr.

Principal Accounting Officer:
/s/ Laurie A. Sullivan	Senior Vice President, Corporate Controller and Chief Accounting Officer
Laurie A. Sullivan
Directors:

/s/ William J. Shaw	/s/ Melquiades R. Martinez
William J. Shaw, Chairman	Melquiades R. Martinez, Director

/s/ C.E. Andrews	/s/ William W. McCarten
C.E. Andrews, Director	William W. McCarten, Director

/s/ Lizanne Galbreath	/s/ Dianna F. Morgan
Lizanne Galbreath, Director	Dianna F. Morgan, Director

/s/ Raymond L. Gellein, Jr.	/s/ Stephen R. Quazzo
Raymond L. Gellein, Jr., Director	Stephen R. Quazzo, Director

/s/ Thomas J. Hutchison III
Thomas J. Hutchison III, Director