Form 10-Q
period 2021-03-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2021-05-07
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of May 3, 2021 was 42,695,158.

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
Capitalized terms used and not specifically defined herein have the same meanings given those terms in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). When discussing our properties or markets, we refer to the United States, Mexico, Central America and the Caribbean as “North America.”
COVID-19 has caused significant disruptions in international and U.S. economies and markets, and has also had an unprecedented impact on the travel and hospitality industries, as well as the Company. We discuss the impacts of the COVID-19 pandemic and its potential future implications throughout this report; however, the COVID-19 pandemic is evolving and its potential impact on our business in the future remains uncertain.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUES
Sale of vacation ownership products	$163	$258
Management and exchange	193	227
Rental	89	135
Financing	59	72
Cost reimbursements	255	318
TOTAL REVENUES	759	1,010
EXPENSES
Cost of vacation ownership products	40	60
Marketing and sales	109	170
Management and exchange	117	151
Rental	82	98
Financing	21	38
General and administrative	46	70
Depreciation and amortization	41	32
Litigation charges	3	2
Royalty fee	25	26
Impairment	—	95
Cost reimbursements	255	318
TOTAL EXPENSES	739	1,060
Gains (losses) and other income (expense), net	6	(56)
Interest expense	(43)	(33)
Transaction costs	(19)	(24)
LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(36)	(163)
Benefit from income taxes	11	58
NET LOSS	(25)	(105)
Net income attributable to noncontrolling interests	(3)	(1)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(28)	$(106)

LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(0.68)	$(2.56)
Diluted	$(0.68)	$(2.56)

CASH DIVIDENDS DECLARED PER SHARE	$—	$0.54
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
NET LOSS	$(25)	$(105)

Foreign currency translation adjustments	(3)	(17)
Derivative instrument adjustment, net of tax	6	(24)
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	3	(41)

Net income attributable to noncontrolling interests	(3)	(1)
Other comprehensive income attributable to noncontrolling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3)	(1)

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(25)	$(147)
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$643	$524
Restricted cash (including $73 and $68 from VIEs, respectively)	535	468
Accounts receivable, net (including $10 and $11 from VIEs, respectively)	219	276
Vacation ownership notes receivable, net (including $1,338 and $1,493 from VIEs, respectively)	1,769	1,840
Inventory	785	759
Property and equipment, net	887	791
Goodwill	2,817	2,817
Intangibles, net	938	952
Other (including $56 and $54 from VIEs, respectively)	594	471
TOTAL ASSETS	$9,187	$8,898

LIABILITIES AND EQUITY
Accounts payable	$159	$209
Advance deposits	167	147
Accrued liabilities (including $1 and $1 from VIEs, respectively)	345	349
Deferred revenue	524	488
Payroll and benefits liability	188	157
Deferred compensation liability	124	127
Securitized debt, net (including $1,446 and $1,604 from VIEs, respectively)	1,431	1,588
Debt, net	3,025	2,680
Other	200	197
Deferred taxes	286	274
TOTAL LIABILITIES	6,449	6,216
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,454,906 and 75,279,061 shares issued, respectively	1	1
Treasury stock — at cost; 34,182,278 and 34,184,813 shares, respectively	(1,334)	(1,334)
Additional paid-in capital	3,843	3,760
Accumulated other comprehensive loss	(45)	(48)
Retained earnings	244	272
TOTAL MVW SHAREHOLDERS' EQUITY	2,709	2,651
Noncontrolling interests	29	31
TOTAL EQUITY	2,738	2,682
TOTAL LIABILITIES AND EQUITY	$9,187	$8,898
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
OPERATING ACTIVITIES
Net loss	$(25)	$(105)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used by operating activities:
Depreciation and amortization of intangibles	41	32
Amortization of debt discount and issuance costs	11	5
Vacation ownership notes receivable reserve	14	71
Share-based compensation	8	3
Impairment charges	—	95
Deferred income taxes	15	(10)
Net change in assets and liabilities:
Accounts receivable	51	45
Vacation ownership notes receivable originations	(108)	(174)
Vacation ownership notes receivable collections	165	174
Inventory	(26)	(8)
Purchase of vacation ownership units for future transfer to inventory	(99)	(61)
Other assets	(138)	(83)
Accounts payable, advance deposits and accrued liabilities	(30)	(184)
Deferred revenue	102	107
Payroll and benefit liabilities	31	(20)
Deferred compensation liability	(2)	(7)
Other liabilities	5	(7)
Deconsolidation of certain Consolidated Property Owners' Associations	(71)	—
Other, net	(4)	5
Net cash, cash equivalents and restricted cash used in operating activities	(60)	(122)
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(7)	(17)
Purchase of company owned life insurance	(1)	(4)
Net cash, cash equivalents and restricted cash used in investing activities	(8)	(21)

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
FINANCING ACTIVITIES
Borrowings from securitization transactions	—	202
Repayment of debt related to securitization transactions	(159)	(148)
Proceeds from debt	561	666
Repayments of debt	(100)	(102)
Purchase of convertible note hedges	(100)	—
Proceeds from issuance of warrants	70	—
Finance lease payment	—	(9)
Debt issuance costs	(2)	—
Repurchase of common stock	—	(82)
Payment of dividends	—	(45)
Payment of withholding taxes on vesting of restricted stock units	(15)	(14)
Net cash, cash equivalents and restricted cash provided by financing activities	255	468
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	(6)
Change in cash, cash equivalents and restricted cash	186	319
Cash, cash equivalents and restricted cash, beginning of period	992	701
Cash, cash equivalents and restricted cash, end of period	$1,178	$1,020

SUPPLEMENTAL DISCLOSURES
Non-cash transfer from property and equipment to inventory	$3	$—
Non-cash transfer from inventory to property and equipment	2	65
Non-cash issuance of treasury stock for employee stock purchase plan	—	1
Interest paid, net of amounts capitalized	53	58
Income taxes paid, net of refunds	(30)	4

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.3	BALANCE AT DECEMBER 31, 2020	$1	$(1,334)	$3,760	$(48)	$272	$2,651	$31	$2,682
—	Net (loss) income	—	—	—	—	(28)	(28)	3	(25)
—	Foreign currency translation adjustments	—	—	—	(3)	—	(3)	—	(3)
—	Derivative instrument adjustment	—	—	—	6	—	6	—	6
0.2	Share-based compensation plans	—	—	(4)	—	—	(4)	—	(4)
—	Dividends	—	—	—	—	—	—	—	—
—	Equity component of convertible notes, net of issuance costs	—	—	117	—	—	117	—	117
—	Purchase of convertible note hedges	—	—	(100)	—	—	(100)	—	(100)
—	Issuance of warrants	—	—	70	—	—	70	—	70
—	Employee stock plan issuance	—	—	—	—	—	—	—	—
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(5)	(5)
75.5	BALANCE AT MARCH 31, 2021	$1	$(1,334)	$3,843	$(45)	$244	$2,709	$29	$2,738

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.0	BALANCE AT DECEMBER 31, 2019	$1	$(1,253)	$3,738	$(36)	$569	$3,019	$12	$3,031
—	Net (loss) income	—	—	—	—	(106)	(106)	1	(105)
—	Foreign currency translation adjustments	—	—	—	(17)	—	(17)	—	(17)
—	Derivative instrument adjustment	—	—	—	(24)	—	(24)	—	(24)
0.2	Share-based compensation plans	—	—	(9)	—	—	(9)	—	(9)
—	Repurchase of common stock	—	(82)	—	—	—	(82)	—	(82)
—	Dividends	—	—	—	—	(22)	(22)	—	(22)
75.2	BALANCE AT MARCH 31, 2020	$1	$(1,335)	$3,729	$(77)	$441	$2,759	$13	$2,772

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The Interim Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW” or “the Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Interim Consolidated Financial Statements, unless otherwise noted. Capitalized terms used and not specifically defined herein have the same meanings given those terms in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”). We use certain other terms that are defined within these Financial Statements.
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
Pursuant to a change in control of certain consolidated property owners’ associations, we recorded a non-cash loss of less than $1 million in Gains (losses) and other income (expense), net on our Income Statement for the three months ended March 31, 2021, and deconsolidated $76 million of assets, inclusive of $71 million of restricted cash and $71 million of liabilities, for a decrease in Noncontrolling interests of $5 million during the first quarter of 2021. See our Interim Consolidated Statement of Shareholder’s Equity for the three months ended March 31, 2021 for further information. We continue to act as manager for these property owners’ associations pursuant to existing management contracts and retain membership interests via our ownership of vacation ownership interests.
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, property and equipment valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainty created by the COVID-19 pandemic, and efforts to mitigate it, has made it more challenging to make these estimates. Accordingly, ultimate results could differ from our estimates, and such differences may be material.
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations, and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, the impact of the COVID-19 pandemic and seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our 2020 Annual Report.
Reclassifications
We have reclassified certain prior year amounts to conform to our current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
New Accounting Standards
Accounting Standards Update 2019-12 – “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”)
In the first quarter of 2021, we adopted ASU 2019-12, which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for income taxes while maintaining or enhancing the helpfulness of information provided to financial statement users. Our adoption of ASU 2019-12 did not have a material impact on our Financial Statements or disclosures.
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
Accounting Standards Update 2020-06 – “Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”)
In August 2020, the FASB issued ASU 2020-06, which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for convertible instruments and to provide financial statement users with more meaningful information. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted for fiscal years beginning after December 15, 2020. This update may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized as an adjustment to the opening balance of retained earnings on the date of adoption. Additionally, this update provides for a one-time irrevocable election by entities to apply the fair value option in accordance with ASC Topic 825-10, “Financial Instruments - Overall,” for any liability-classified convertible securities, with the difference between the carrying amount and the fair value recorded as a cumulative-effect adjustment to opening retained earnings as of the beginning of the period of adoption. We expect to adopt ASU 2020-06 on January 1, 2022, and continue to evaluate the impact that adoption of this update will have on our financial statements and disclosures. In accordance with ASU 2020-06, we will be required to calculate diluted earnings per share under the “if-converted” method. Under the “if-converted” method, diluted earnings per share would generally be calculated assuming that all of our convertible notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the “if-converted” method may reduce our reported diluted earnings per share.

3.	ACQUISITIONS AND DISPOSITIONS
Planned Acquisition
On January 26, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which we agreed to acquire, in a series of transactions, Welk Hospitality Group, Inc. (“Welk”), one of the largest independent timeshare companies in North America, in a cash and stock transaction. On April 1, 2021, subsequent to the end of the first quarter of 2021, we completed the acquisition of Welk for consideration of $485 million, including approximately 1.4 million shares of our common stock. Our Balance Sheet at March 31, 2021 reflects $152 million within Restricted cash for funds held by a third party in advance of the closing of the acquisition of Welk.
Acquisitions
Costa Rica
During the first quarter of 2021, we acquired 24 completed vacation ownership units and an operations building located at our Marriott Vacation Club at Los Suenos resort in Costa Rica for $14 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($13 million) and Property and equipment ($1 million).

New York, New York
During the first quarter of 2021, we acquired the remaining 120 completed vacation ownership units located at our Marriott Vacation Club Pulse, New York City property for $98 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Property and equipment.
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
San Francisco, California
During the first quarter of 2021, we acquired 44 completed vacation ownership units located at our Marriott Vacation Club Pulse, San Francisco property for $34 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($29 million) and Other assets ($5 million).
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
See Footnote 16 “Variable Interest Entities” for information on our remaining commitment to purchase future inventory and additional information on our activities relating to the VIE involved in this transaction.
Dispositions
We made no significant dispositions during either the first quarter of 2021 or the first quarter of 2020.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for the time periods presented.

	Three Months Ended March 31, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$163	$—	$—	$163

Ancillary revenues	28	—	—	28
Management fee revenues	38	5	(6)	37
Exchange and other services revenues	28	55	45	128
Management and exchange	94	60	39	193

Rental	77	12	—	89

Cost reimbursements	268	14	(27)	255
Revenue from contracts with customers	602	86	12	700

Financing	59	—	—	59
Total Revenues	$661	$86	$12	$759

	Three Months Ended March 31, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$258	$—	$—	$258

Ancillary revenues	46	1	—	47
Management fee revenues	38	10	(4)	44
Exchange and other services revenues	28	61	47	136
Management and exchange	112	72	43	227

Rental	122	13	—	135

Cost reimbursements	345	21	(48)	318
Revenue from contracts with customers	837	106	(5)	938

Financing	71	1	—	72
Total Revenues	$908	$107	$(5)	$1,010
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended March 31, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$408	$37	$12	$457
Goods or services transferred at a point in time	194	49	—	243
Revenue from contracts with customers	$602	$86	$12	$700

	Three Months Ended March 31, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$530	$54	$(5)	$579
Goods or services transferred at a point in time	307	52	—	359
Revenue from contracts with customers	$837	$106	$(5)	$938
Sale of Vacation Ownership Products
Revenues were reduced during the first quarter of 2021 by $5 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.

Receivables from Contracts with Customers, Contract Assets & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either March 31, 2021 or December 31, 2020.

($ in millions)	At March 31, 2021	At December 31, 2020
Receivables from Contracts with Customers
Accounts receivable	$108	$150
Vacation ownership notes receivable, net	1,769	1,840
	$1,877	$1,990
Contract Liabilities
Advance deposits	$167	$147
Deferred revenue	524	488
	$691	$635
Revenue recognized during the first quarter of 2021 that was included in our contract liabilities balance at December 31, 2020 was $114 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At March 31, 2021, approximately 80 percent of this amount is expected to be recognized as revenue over the next two years.
Accounts Receivable
Accounts receivable is comprised of amounts due from customers, primarily property owners’ associations, resort developers and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets and other miscellaneous receivables. The following table shows the composition of our accounts receivable balances:

($ in millions)	At March 31, 2021	At December 31, 2020
Receivables from contracts with customers	$108	$150
Interest receivable	12	13
Tax receivable	52	60
Indemnification assets	15	15
Employee tax credit receivable	20	19
Other	12	19
	$219	$276

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income, less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 29.8 percent and 35.4 percent for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in the effective tax rate is predominately attributable to a decrease in pre-tax loss and a release in provisions on uncertain tax benefits included in the three months ended March 31, 2020.
U.S. Tax Law Update
We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted in March 2020, and the Consolidated Appropriations Act, 2021, enacted in December 2020. As of March 31, 2021, we evaluated the income tax provisions of the above mentioned acts and have determined there to be minimal effect on either the March 31, 2021 tax rate or the computation of the estimated effective tax rate for the year ended December 31, 2021. We will continue to evaluate the income tax provisions of the above mentioned acts and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have additional income tax accounting and disclosure implications.

Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the three months ended March 31, 2021.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2020	$14
Increases related to tax positions taken during the current period	1
Balance at March 31, 2021	$15
The total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, was $15 million at March 31, 2021 and $14 million at December 31, 2020. The total amount of gross interest and penalties accrued was $28 million at March 31, 2021 and $25 million at December 31, 2020.
We anticipate $5 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2013 through 2018. The amount of the unrecognized tax benefit may increase or decrease within the next twelve months as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	March 31, 2021			December 31, 2020
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,093	$245	$1,338	$1,220	$273	$1,493
Non-securitized
Eligible for securitization(1)	208	3	211	126	2	128
Not eligible for securitization(1)	183	37	220	185	34	219
Subtotal	391	40	431	311	36	347
	$1,484	$285	$1,769	$1,531	$309	$1,840
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

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Interest income associated with vacation ownership notes receivable — securitized	$48	$63
Interest income associated with vacation ownership notes receivable — non-securitized	9	6
Total interest income associated with vacation ownership notes receivable	$57	$69
COVID-19 Impact on Vacation Ownership Notes Receivable Reserves
We increased our vacation ownership notes receivable reserves by $52 million in the first quarter of 2020 as a result of higher actual and projected default activity related predominantly to the COVID-19 pandemic. In the fourth quarter of 2020, we increased our vacation ownership notes receivable reserve by an additional $17 million due to higher than previously expected default activity. During the first quarter of 2021, there were no additional increases to our vacation ownership notes receivable reserves due to the COVID-19 pandemic.

Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition. The following table shows future contractual principal payments and interest rates for our non-securitized and securitized acquired vacation ownership notes receivable at March 31, 2021.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2021, remaining	$4	$27	$31
2022	4	36	40
2023	4	36	40
2024	4	34	38
2025	5	30	35
Thereafter	19	82	101
Balance at March 31, 2021	$40	$245	$285
Weighted average stated interest rate	13.5%	13.5%	13.5%
Range of stated interest rates	3.0% to 17.9%	6.0% to 15.9%	3.0% to 17.9%
The following table summarizes activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2020	$39	$21	$60
Write-offs	(3)	—	(3)
Recoveries	1	—	1
Defaulted vacation ownership notes receivable repurchase activity(1)	9	(9)	—
(Decrease) increase in vacation ownership notes receivable reserve	(7)	6	(1)
Balance at March 31, 2021	$39	$18	$57
_________________________
(1)Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve are attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG subsequent to the Acquisition Date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves and interest rates for our originated non-securitized and securitized originated vacation ownership notes receivable at March 31, 2021.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2021, remaining	$32	$87	$119
2022	37	118	155
2023	33	120	153
2024	31	121	152
2025	30	124	154
Thereafter	228	523	751
Balance at March 31, 2021	$391	$1,093	$1,484
Weighted average stated interest rate	12.7%	12.7%	12.7%
Range of stated interest rates	0.0% to 18.0%	0.0% to 17.5%	0.0% to 18.0%

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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2020	$193	$117	$310
Increase in vacation ownership notes receivable reserve	11	4	15
Write-offs	(17)	—	(17)
Defaulted vacation ownership notes receivable repurchase activity(1)	16	(16)	—
Balance at March 31, 2021	$203	$105	$308
_________________________
(1)Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve are attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.
Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.58 percent as of March 31, 2021, and 6.74 percent as of December 31, 2020. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $6 million as of March 31, 2021, and $6 million as of December 31, 2020.
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

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2021	$100	$11	$111
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2020	$100	$14	$114
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of March 31, 2021 and December 31, 2020.

	Legacy-MVW Vacation Ownership Notes Receivable
	As of March 31, 2021			As of December 31, 2020
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$8	$19	$27	$8	$25	$33
91 – 150 days past due	5	11	16	5	14	19
Greater than 150 days past due	95	—	95	95	—	95
Total past due	108	30	138	108	39	147
Current	284	905	1,189	231	1,011	1,242
Total vacation ownership notes receivable	$392	$935	$1,327	$339	$1,050	$1,389

The following table details the origination year of our Legacy-MVW vacation ownership notes receivable as of March 31, 2021.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Year of Origination
2021	$66	$—	$66
2020	148	82	230
2019	69	340	409
2018	43	219	262
2017	21	134	155
2016 and Prior	45	160	205
	$392	$935	$1,327
Legacy-ILG Vacation Ownership Notes Receivable
At March 31, 2021 and December 31, 2020, the weighted average FICO score within our consolidated Legacy-ILG vacation ownership notes receivable pools was 708 and 708, respectively, based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG consolidated outstanding pool of vacation ownership notes receivable was 14.62 percent as of March 31, 2021 and 14.63 percent as of December 31, 2020. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $3 million as of March 31, 2021, and $3 million as of December 31, 2020.
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

	Legacy-ILG Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2021	$118	$8	$126
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2020	$109	$12	$121
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG vacation ownership notes receivable as of March 31, 2021 and December 31, 2020.

	Legacy-ILG Vacation Ownership Notes Receivable
	As of March 31, 2021			As of December 31, 2020
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$8	$12	$20	$8	$19	$27
91 – 120 days past due	2	4	6	2	7	9
Greater than 120 days past due	116	4	120	107	5	112
Total past due	126	20	146	117	31	148
Current	155	506	661	123	550	673
Total vacation ownership notes receivable	$281	$526	$807	$240	$581	$821

The following tables show the Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score, before reserves. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable as of March 31, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$73	$44	$4	$10	$131
Sheraton	74	69	13	30	186
Hyatt	11	8	1	—	20
Other	2	1	—	2	5
	$160	$122	$18	$42	$342

	Acquired Vacation Ownership Notes Receivable as of December 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$81	$48	$4	$11	$144
Sheraton	81	73	13	31	198
Hyatt	12	9	1	—	22
Other	2	1	—	2	5
	$176	$131	$18	$44	$369
The following table details the origination year of our Legacy-ILG acquired vacation ownership notes receivable by brand and FICO score as of March 31, 2021. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable - Westin
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$—	$—	$—	$20	$20	$33	$73
600 - 699	—	—	—	11	12	21	44
< 600	—	—	—	2	1	1	4
No Score	—	—	—	2	3	5	10
	$—	$—	$—	$35	$36	$60	$131

	Acquired Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$—	$—	$—	$21	$21	$32	$74
600 - 699	—	—	—	18	18	33	69
< 600	—	—	—	8	2	3	13
No Score	—	—	—	9	9	12	30
	$—	$—	$—	$56	$50	$80	$186

	Acquired Vacation Ownership Notes Receivable - Hyatt and Other
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$—	$—	$—	$3	$3	$7	$13
600 - 699	—	—	—	2	2	5	9
< 600	—	—	—	—	—	1	1
No Score	—	—	—	—	—	2	2
	$—	$—	$—	$5	$5	$15	$25

The following tables show the Legacy-ILG originated vacation ownership notes receivable by brand and FICO score, before reserves. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable as of March 31, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$111	$54	$6	$26	$197
Sheraton	108	75	17	43	243
Hyatt	17	8	—	—	25
	$236	$137	$23	$69	$465

	Originated Vacation Ownership Notes Receivable as of December 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$109	$52	$6	$23	$190
Sheraton	106	72	16	43	237
Hyatt	16	8	—	—	24
	$231	$132	$22	$66	$451
The following tables detail the origination year of our Legacy-ILG originated vacation ownership notes receivable by brand and FICO score as of March 31, 2021. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable - Westin
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$14	$30	$55	$12	$—	$—	$111
600 - 699	5	13	29	7	—	—	54
< 600	1	2	3	—	—	—	6
No Score	8	6	10	2	—	—	26
	$28	$51	$97	$21	$—	$—	$197

	Originated Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$10	$31	$53	$14	$—	$—	$108
600 - 699	6	20	38	11	—	—	75
< 600	1	5	9	2	—	—	17
No Score	2	10	25	6	—	—	43
	$19	$66	$125	$33	$—	$—	$243

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$2	$5	$8	$2	$—	$—	$17
600 - 699	—	2	5	1	—	—	8
< 600	—	—	—	—	—	—	—
No Score	—	—	—	—	—	—	—
	$2	$7	$13	$3	$—	$—	$25

7.	FINANCIAL INSTRUMENTS
The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts receivable, deposits included in Other assets, Accounts payable, Advance deposits and Accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At March 31, 2021		At December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable	$1,769	$1,830	$1,840	$1,886
Other assets	62	62	60	60
Total financial assets	$1,831	$1,892	$1,900	$1,946

Securitized debt, net	$(1,431)	$(1,486)	$(1,588)	$(1,653)
2025 Notes, net	(494)	(532)	(494)	(533)
2026 Notes, net	(744)	(785)	(744)	(784)
2028 Notes, net	(346)	(354)	(346)	(359)
Term Loan, net	(775)	(760)	(873)	(864)
2022 Convertible Notes, net	(217)	(298)	(215)	(262)
2026 Convertible Notes, net	(442)	(684)	—	—
Total financial liabilities	$(4,449)	$(4,899)	$(4,260)	$(4,455)
Vacation Ownership Notes Receivable

	At March 31, 2021		At December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Securitized	$1,338	$1,384	$1,493	$1,530

Eligible for securitization	211	226	128	137
Not eligible for securitization	220	220	219	219
Non-securitized	431	446	347	356
	$1,769	$1,830	$1,840	$1,886
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
Other Assets
Other assets include $56 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs). In addition, we have investments in marketable securities of $6 million that are marked to market as trading securities using quoted market prices (Level 1 inputs).
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
Senior Notes
We estimate the fair value of our 2025 Notes, 2026 Notes, and 2028 Notes (each as defined in Footnote 13 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
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
Convertible Notes
We estimate the fair value of our 2022 Convertible Notes and 2026 Convertible Notes (each as defined in Footnote 13 “Debt” and referred to collectively as our “convertible notes”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume and as such this fair value estimate is not necessarily indicative of the value at which the convertible notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The difference between the carrying value and the fair value is primarily attributed to the underlying conversion feature and the spread between the conversion price and the market value of the shares underlying the convertible notes.

8.	EARNINGS PER SHARE
Basic earnings or loss per common share attributable to common shareholders is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings or loss per common share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, except in periods when there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings or loss per common share applicable to common shareholders by application of the treasury stock method using average market prices during the period.

Our calculation of diluted earnings or loss per share attributable to common shareholders reflects our intent to settle conversions of our convertible notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method based upon an average price per share for the quarter.
As of March 31, 2021, a conversion premium existed for our 2022 Convertible Notes (as defined in Footnote 13 “Debt”). As no conversion premium existed as of March 31, 2020, there was no potential dilutive impact from our 2022 Convertible Notes for the first quarter of 2020. Additionally, as no conversion premium existed for our 2026 Convertible Notes (as defined in Footnote 13 “Debt”) as of March 31, 2021, there was no potential dilutive impact from our 2026 Convertible Notes for the first quarter of 2021.
The shares issuable on exercise of the warrants sold in connection with the issuance of our convertible notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the respective strike price. If and when the price of our common stock exceeds the respective strike price of either of the warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The convertible note hedges purchased in connection with each issuance of convertible notes are considered to be anti-dilutive and do not impact our calculation of diluted earnings per share attributable to common shareholders for any periods presented herein. See Footnote 13 “Debt” for further information on our convertible notes.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted loss per share attributable to common shareholders.

	Three Months Ended
(in millions, except per share amounts)	March 31, 2021	March 31, 2020
Computation of Basic Loss Per Share Attributable to Common Shareholders
Net loss attributable to common shareholders	$(28)	$(106)
Shares for basic loss per share	41.4	41.5
Basic loss per share	$(0.68)	$(2.56)
Computation of Diluted Loss Per Share Attributable to Common Shareholders
Net loss attributable to common shareholders	$(28)	$(106)
Shares for basic loss per share	41.4	41.5
Effect of dilutive shares outstanding (1)	—	—
Shares for diluted loss per share	41.4	41.5
Diluted loss per share	$(0.68)	$(2.56)
_______________________________
(1)The following potentially dilutive securities were excluded from the above calculation of diluted net loss per share attributable to common shareholders during the periods presented, as there was a net loss attributable to common shareholders and as such, the effects of including these securities would have been anti-dilutive.

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Employee stock options and SARs	0.2	0.2
Restricted stock units	0.5	0.3
2022 Convertible Notes	0.1	—
	0.8	0.5

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At March 31, 2021	At December 31, 2020
Finished goods(1)	$776	$749
Work-in-progress	—	—
Real estate inventory	776	749
Other	9	10
	$785	$759
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
Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $1 million during the first quarter of 2021 and by $8 million during the first quarter of 2020.
In addition to the above, at March 31, 2021 and December 31, 2020, we had $291 million and $162 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products. We also have $24 million and $43 million of deposits on future purchases of inventory at March 31, 2021 and December 31, 2020, respectively, which are included in the Other assets line on our Balance Sheets.

10.	GOODWILL AND INTANGIBLES
Goodwill
The following table details the carrying amount of our goodwill at March 31, 2021 and December 31, 2020, and reflects goodwill attributed to the ILG Acquisition, which was allocated to our Vacation Ownership and our Exchange & Third-party Management reporting units.

($ in millions)	Vacation Ownership Segment	Exchange & Third-Party Management Segment	Total Consolidated
Balance at December 31, 2020	$2,445	$372	$2,817
Impairment	—	—	—
Foreign exchange adjustments	—	—	—
Balance at March 31, 2021	$2,445	$372	$2,817
Q1 2021
We performed a qualitative analysis of the impact of recent events, including business and industry specific considerations, on the fair value of our reporting units as of the end of the first quarter of 2021 and determined that an interim quantitative impairment test was not required for either of our reporting units.
While the goodwill of our reporting units was not impaired as of the first quarter of 2021, we cannot assure you that goodwill will not be impaired in future periods. We will continue to monitor the operating results, cash flow forecasts and impact from changes in market conditions, as well as impacts of COVID-19, for these reporting units.
Q1 2020
During the first quarter of 2020, we recognized a non-cash impairment charge of $73 million in the Impairment line on our Income Statement for the three months ended March 31, 2020, related to the Exchange & Third-Party Management reporting unit, which was primarily driven by the change in expected future operating results as a result of the impact of the COVID-19 pandemic.

Intangible Assets
The following table details the composition of our intangible asset balances:

($ in millions)	At March 31, 2021	At December 31, 2020
Definite-lived intangible assets
Member relationships	$671	$671
Management contracts	351	351
	1,022	1,022
Accumulated amortization	(148)	(134)
	874	888
Indefinite-lived intangible assets
Trade names	64	64
	$938	$952
Q1 2020
During the first quarter of 2020, we recognized a non-cash impairment charge of $18 million in the Impairment line on our Income Statement for the three months ended March 31, 2020, related to the indefinite-lived intangible assets in our Exchange & Third-Party Management reporting unit. The impairment charge was primarily attributed to the impact of the COVID-19 pandemic.

11.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of March 31, 2021, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitments under these contracts were $92 million, of which we expect $28 million, $35 million, $20 million, $6 million, and $3 million will be paid in the remainder of 2021, 2022, 2023, 2024, and 2025 and thereafter, respectively.
•We have various commitments to acquire real estate for use in our Vacation Ownership segment via our involvement with VIEs. Refer to Footnote 16 “Variable Interest Entities” for additional information and our activities relating to the VIEs involved in these transactions.
•We have a remaining commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Vacation Ownership segment, contingent upon completion of construction to agreed-upon standards. We expect to complete the acquisition in 2021 and to make the remaining payments with respect to these units when specific construction milestones are completed, as follows: $21 million in late 2021 and $2 million in 2022.
Surety bonds issued as of March 31, 2021 totaled $85 million, the majority of which were requested by federal, state, or local governments in connection with our operations.
As of March 31, 2021, we had $2 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”). In addition, as of March 31, 2021, we had $2 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $3 million, of which $1 million is included within liabilities on our Balance Sheet at March 31, 2021. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by the end of 2021.

Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages or guaranteed amounts of the rental revenue generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At March 31, 2021, our maximum exposure under fixed dollar guarantees was $15 million, of which $4 million, $4 million, $2 million, $2 million, $1 million and $2 million relate to the remainder of 2021, 2022, 2023, 2024, 2025 and thereafter, respectively. Based on the impact of the COVID-19 pandemic on our rental operations, we declared the occurrence of a force majeure event under many of these agreements, generally effective as of April 1, 2020. As a result, owner distributions made under such agreements will be paid on a net operating income basis, rather than as guaranteed amounts, until such time as force majeure event conditions abate.
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
In February 2019, the owners’ association for the St. Regis, New York filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, was unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements.
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

We have not accrued for any of the pending matters described above and we cannot estimate a range of the potential liability associated with these pending matters, if any, at this time. We have accrued for other claims and lawsuits, but the amount accrued is not material individually or in the aggregate. For matters not requiring accrual, we do not believe that the ultimate outcome of such matters, individually and in the aggregate, will materially harm our financial position, cash flows, or overall trends in results of operations based on information currently available. However, legal proceedings are inherently uncertain, and while we believe that our accruals are adequate and that we have valid defenses to the claims asserted, unfavorable rulings could occur that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.
Leases That Have Not Yet Commenced
During the first quarter of 2020, we entered into a finance lease arrangement for our new global headquarters in Orlando, Florida. The new office building is currently expected to be completed in 2023, at which time the lease term will commence and a right-of-use asset and corresponding liability will be recorded on our balance sheet. The initial lease term is approximately 16 years with total lease payments of $129 million for the aforementioned period. During 2020, in response to the COVID-19 pandemic and our ongoing evaluation of future space needs, we entered into a standstill arrangement with the developer/lessor, which expires in June 2021. The agreement provides for a standstill on certain project spending, extends certain deliverable dates pertaining to the development and lease, and grants us a limited termination option in exchange for reimbursement of certain developer soft costs.

12.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2021	At December 31, 2020
Vacation ownership notes receivable securitizations, gross(1)	$1,446	$1,604
Unamortized debt discount and issuance costs	(15)	(16)
	$1,431	$1,588
_________________________
(1)Interest rates as of March 31, 2021 range from 2.3% to 4.4%, with a weighted average interest rate of 2.8%
All of our securitized debt is non-recourse to us. See Footnote 16 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows scheduled future principal payments for our securitized debt as of March 31, 2021.

Vacation Ownership Notes Receivable Securitizations
($ in millions)
Payments Year
2021, remaining	$119
2022	161
2023	163
2024	164
2025	165
Thereafter	674
$1,446
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the first quarter of 2021, and as of March 31, 2021, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of March 31, 2021, we had 12 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.

Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), which has a borrowing capacity of $350 million, allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. Subsequent to the end of the first quarter of 2021, we amended certain agreements associated with this facility, and as a result, the revolving period was extended from December 20, 2021 to April 21, 2023 and the interest rate increased from primarily LIBOR plus 1.1% to primarily LIBOR plus 1.35%. Our borrowing capacity was not modified by these amendments. The amended facility expands our ability to monetize vacation ownership notes receivable loans originated by Welk, which was acquired subsequent to the end of the first quarter of 2021. The other terms are substantially similar to those in effect prior to the execution of the amendments.

13.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2021	At December 31, 2020
Senior Secured Notes
2025 Notes	$500	$500
Unamortized debt discount and issuance costs	(6)	(6)
	494	494
Senior Unsecured Notes
2026 Notes	750	750
Unamortized debt discount and issuance costs	(6)	(6)
	744	744

2028 Notes	350	350
Unamortized debt discount and issuance costs	(4)	(4)
	346	346
Corporate Credit Facility
Term Loan	784	884
Unamortized debt discount and issuance costs	(9)	(11)
	775	873
Convertible Notes
2022 Convertible Notes	230	230
Unamortized debt discount and issuance costs	(13)	(15)
	217	215

2026 Convertible Notes	575	—
Unamortized debt discount and issuance costs	(133)	—
	442	—

Finance Leases	7	8
	$3,025	$2,680

The following table shows scheduled future principal payments for our debt, excluding finance leases, as of March 31, 2021.

($ in millions)	2025 Notes	2026 Notes	2028 Notes	Term Loan	2022 Convertible Notes	2026 Convertible Notes	Total
Payments Year
2021, remaining	$—	$—	$—	$—	$—	$—	$—
2022	—	—	—	—	230	—	230
2023	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—
2025	500	—	—	784	—	—	1,284
Thereafter	—	750	350	—	—	575	1,675
	$500	$750	$350	$784	$230	$575	$3,189
Senior Notes
•Our senior notes include:
•$500 million aggregate principal amount of 6.125% Senior Secured Notes due 2025 issued in the second quarter of 2020 with a maturity date of September 15, 2025 (the “2025 Notes”).
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
In 2020, we entered into a waiver (the “Waiver”) to the agreement that governs our Corporate Credit Facility, which, among other things, suspended the requirement to comply with the leverage covenant in the Revolving Corporate Credit Facility, commencing with the fiscal quarter ending June 30, 2020. The initial suspension period included in the Waiver was up to four quarters, however in February 2021, we further amended the agreement governing our Corporate Credit Facility to extend the suspension period included in the Waiver through the end of 2021. We are required to maintain monthly minimum liquidity of at least $300 million until the later of December 31, 2021, or the end of the suspension period. In addition, for the duration of the period during which the waiver of the leverage covenant remains in effect, we are prohibited from making certain restricted payments, including share repurchases and dividends. If we are not in compliance with the leverage covenant at the end of the suspension period, we will seek to negotiate with our lenders to amend such covenant, as needed.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625 percent and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480 percent and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000 percent and a floor strike rate of 1.8810 percent through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of March 31, 2021 and December 31, 2020. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.

The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments during the first quarters of 2021 and 2020:

($ in millions)	2021	2020
Derivative instrument adjustment balance, January 1	$(39)	$(21)
Other comprehensive gain (loss) before reclassifications	6	(24)
Reclassification to Income Statement	—	—
Net other comprehensive income (loss)	6	(24)
Derivative instrument adjustment balance, March 31	$(33)	$(45)
Convertible Notes
2022 Convertible Notes
During 2017, we issued $230 million of aggregate principal amount of convertible senior notes (the “2022 Convertible Notes”) that bear interest at a rate of 1.50 percent, payable in cash semi-annually. The 2022 Convertible Notes mature on September 15, 2022, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of March 31, 2021 to 6.8115 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to a conversion price of approximately $146.81 per share of our common stock), as a result of the dividends that have been declared since issuance that were greater than the quarterly dividend when the 2022 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the 2022 Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount. As of March 31, 2021, the effective interest rate was 4.73% and the remaining discount amortization period was 1.5 years.
The following table shows the net carrying value of the 2022 Convertible Notes.

($ in millions)	At March 31, 2021	At December 31, 2020
Liability component
Principal amount	$230	$230
Unamortized debt discount	(11)	(13)
Unamortized debt issuance costs	(2)	(2)
Net carrying amount of the liability component	$217	$215

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the 2022 Convertible Notes.

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Contractual interest expense	$1	$1
Amortization of debt discount	2	2
	$3	$3
2022 Convertible Note Hedges and Warrants
In connection with the offering of the 2022 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2022 Convertible Note Hedges”), covering a total of approximately 1.55 million shares of our common stock, and warrant transactions (“2022 Warrants”), whereby we sold to the counterparties to the 2022 Convertible Note Hedges warrants to acquire approximately 1.55 million shares of our common stock. As of March 31, 2021, the strike prices of the 2022 Convertible Note Hedges and the 2022 Warrants were subject to adjustment to approximately $148.61 and $177.19, respectively, and no 2022 Convertible Note Hedges or 2022 Warrants have been exercised.

2026 Convertible Notes
During the first quarter of 2021, we issued $575 million aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). The 2026 Convertible Notes are governed by an indenture dated February 2, 2021 (the Indenture) between the Company, Marriott Ownership Resorts, Inc. and the other guarantors party thereto (the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). We received net proceeds from the offering of approximately $530 million after adjusting for debt issuance costs, including the discount to the initial purchasers, the cost of the 2026 Convertible Note Hedges, and proceeds from the 2026 Warrants (both as defined below).
The 2026 Convertible Notes will not bear regular interest and will mature on January 15, 2026, unless earlier repurchased or converted in accordance with their terms prior to that date. On or after October 15, 2025, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the 2026 Convertible Notes, holders may convert their 2026 Convertible Notes at their option. The 2026 Convertible Notes are convertible at a rate of 5.8476 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to an initial conversion price of $171.01 per share of our common stock) as of March 31, 2021. The conversion rate is subject to adjustment for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the 2026 Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
Holders may convert their 2026 Convertible Notes prior to October 15, 2025 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2026 Convertible Notes for each trading day of the measurement period was less than 98 percent of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events as described in the Indenture.
We may not redeem the 2026 Convertible Notes prior to their maturity date, and no sinking fund is provided for them. If we undergo a fundamental change, as described in the Indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2026 Convertible Notes. The repurchase price as a result of a fundamental change is equal to 100 percent of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the repurchase date. If certain fundamental changes referred to in the Indenture as make-whole fundamental changes occur, the conversion rate applicable to the 2026 Convertible Notes may increase.
The 2026 Convertible Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantors on a senior, unsecured basis. The 2026 Convertible Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future senior indebtedness, and senior in right of payment to all of our future subordinated debt. The 2026 Convertible Notes will be effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt, including the guarantees of borrowings outstanding under the Corporate Credit Facility and our 2025 Notes. The 2026 Convertible Notes will be structurally subordinated to any existing and future indebtedness and any other liabilities and obligations of any of our subsidiaries that are not guarantors of the 2026 Convertible Notes. The guarantees will be the Guarantors’ general senior unsecured obligations and will rank equally in right of payment with all of the Guarantors’ existing and future senior indebtedness, and senior in right of payment to all of the Guarantors’ future subordinated debt. The guarantees will be effectively subordinated to any of the Guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including any borrowings outstanding under the Corporate Credit Facility and the 2025 Notes. The guarantees will be structurally subordinated to any existing and future indebtedness and any other liabilities and obligations of any of our subsidiaries that are not guarantors of the 2026 Convertible Notes.
There are no financial or operating covenants related to the 2026 Convertible Notes. The indenture governing these notes contains customary events of default with respect to the 2026 Convertible Notes and provides that upon the occurrence and continuation of certain events of default, the Trustee or the holders of at least 25 percent in aggregate principal amount of the 2026 Convertible Notes then outstanding, may declare all principal of, and accrued and any unpaid interest on, the 2026 Convertible Notes then outstanding to be immediately due and payable. In case of certain events of bankruptcy or insolvency involving the Company, all of the principal of and accrued and unpaid interest on the 2026 Convertible Notes will automatically become immediately due and payable.

In accounting for the issuance of the 2026 Convertible Notes, we separated the 2026 Convertible Notes into liability and equity components, and allocated $449 million to the liability component and $126 million to the equity component. The resulting debt discount is amortized as interest expense. As of March 31, 2021, the effective interest rate was 4.96% and the remaining debt discount amortization period was 4.8 years. We had debt issuance costs, including initial purchasers’ discount to underwriters, of $15 million related to the 2026 Convertible Notes, which were allocated to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the 2026 Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in shareholders’ equity. During the first quarter of 2021, our interest expense related to the 2026 Convertible Notes was $5 million, all of which related to the amortization of the debt discount.
The following table shows the net carrying value of the 2026 Convertible Notes at March 31, 2021:

($ in millions)	At March 31, 2021
Liability component
Principal amount	$575
Unamortized debt discount	(121)
Unamortized debt issuance costs	(12)
Net carrying amount of the liability component	$442

Carrying amount of equity component, net of issuance costs	$117
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock with certain counterparties (the “2026 Convertible Note Hedges”), covering a total of 3.4 million shares of our common stock at a cost of $100 million. The 2026 Convertible Note Hedges are subject to anti-dilution provisions substantially similar to those of the 2026 Convertible Notes, have a strike price that initially corresponds to the initial conversion price of the 2026 Convertible Notes, are exercisable by us upon any conversion under the 2026 Convertible Notes, and expire when the 2026 Convertible Notes mature. The cost of the 2026 Convertible Note Hedges is expected to be tax deductible as an original issue discount over the life of the 2026 Convertible Notes, as the 2026 Convertible Notes and the 2026 Convertible Note Hedges represent an integrated debt instrument for tax purposes. The cost of the 2026 Convertible Note Hedges was recorded as a reduction of Additional paid-in capital on our Balance Sheet as of March 31, 2021.
Concurrently with the entry into the 2026 Convertible Note Hedges, we separately entered into privately-negotiated warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock at an initial strike price of $213.76 per share. We received aggregate proceeds of $70 million from the sale of the 2026 Warrants to the counterparties. The proceeds from the issuance of the 2026 Warrants were recorded as an increase to Additional paid-in capital on our Balance Sheet as of March 31, 2021.
Taken together, the 2026 Convertible Note Hedges and the 2026 Warrants are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion of the 2026 Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the 2026 Convertible Notes and to effectively increase the overall conversion price to the Company from $171.01 per share to $213.76 per share. The 2026 Warrants will expire in ratable portions on a series of expiration dates commencing on April 15, 2026.
The 2026 Convertible Notes, the 2026 Convertible Note Hedges, and the 2026 Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of March 31, 2021, no 2026 Convertible Notes or 2026 Warrants have been exercised.
Security and Guarantees
Amounts borrowed under the Corporate Credit Facility and the 2025 Notes, as well as obligations with respect to letters of credit issued pursuant to the Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. In addition, the Corporate Credit Facility, the 2026 Convertible Notes, the 2025 Notes, the 2026 Notes and the 2028 Notes are guaranteed by MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding bankruptcy remote special purpose subsidiaries.

14.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 31, 2021, there were 75,454,906 shares of Marriott Vacations Worldwide common stock issued, of which 41,272,628 shares were outstanding and 34,182,278 shares were held as treasury stock. At December 31, 2020, there were 75,279,061 shares of Marriott Vacations Worldwide common stock issued, of which 41,094,248 shares were outstanding and 34,184,813 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 31, 2021 or December 31, 2020.
Dividends
Due to the impact of the COVID-19 pandemic, we temporarily suspended cash dividends. Any future dividend payments will be subject to both the restrictions imposed under the Waiver and other agreements covering our debt, Board approval, and there can be no assurance that we will pay dividends in the future.
Noncontrolling Interests - Property Owners’ Associations
We consolidate certain property owners’ associations. Noncontrolling interests represents the portion of the property owners’ associations related to individual or third-party vacation ownership interest owners. Noncontrolling interests of $29 million and $31 million, as of March 31, 2021 and December 31, 2020, respectively, are included on our Balance Sheets as a component of equity.

15.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”), for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of March 31, 2021, approximately 1.5 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Service-based RSUs	$6	$4
Performance-based RSUs	1	(2)
ILG Acquisition Converted RSUs	—	1
	7	3
SARs	1	1
	$8	$4
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At March 31, 2021	At December 31, 2020
Service-based RSUs	$48	$27
Performance-based RSUs	4	6
	52	33
SARs	9	1
	$61	$34
Restricted Stock Units
We granted 161,392 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $169.17, to our employees and non-employee directors during the first quarter of 2021.

Stock Appreciation Rights
We granted 127,857 SARs, with a weighted average grant-date fair value of $70.66 and a weighted average exercise price of $173.88, to members of management during the first quarter of 2021. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first quarter of 2021:

Expected volatility	48.35%
Dividend yield	1.48%
Risk-free rate	0.97%
Expected term (in years)	6.25

16.	VARIABLE INTEREST ENTITIES
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
The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at March 31, 2021:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,338	$—	$1,338
Interest receivable	10	—	10
Restricted cash	73	—	73
Total	$1,421	$—	$1,421
Consolidated Liabilities
Interest payable	$1	$—	$1
Securitized Debt	1,446	—	1,446
Total	$1,447	$—	$1,447

The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first quarter of 2021:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$48	$—	$48
Interest expense to investors	$11	$—	$11
Debt issuance cost amortization	$2	$—	$2
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Cash Inflows
Principal receipts	$130	$121
Interest receipts	50	56
Total	180	177
Cash Outflows
Principal to investors	(129)	(129)
Voluntary repurchases of defaulted vacation ownership notes receivable	(30)	(15)
Interest to investors	(11)	(13)
Total	(170)	(157)
Net Cash Flows	$10	$20
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
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$—	$202
Principal receipts	—	11
Interest receipts	—	4
Total	—	217
Cash Outflows
Principal to investors	—	(4)
Interest to investors	—	(1)
Funding of restricted cash	—	(1)
Total	—	(6)
Net Cash Flows	$—	$211

Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California, that we currently manage as Marriott Vacation Club Pulse, San Francisco. We expect to acquire the operating property over time and as of March 31, 2021 are committed to make payments for the operating property as follows: $25 million in 2022 and $32 million in 2023. See Footnote 3 “Acquisitions and Dispositions” for information on the purchases that occurred during the first quarters of 2021 and 2020. We are required to purchase the property from the third-party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property to another party at a higher price. Accordingly, we have not consolidated the VIE. As of March 31, 2021, our Balance Sheet reflected $2 million in Accounts Receivable, including a note receivable of less than $1 million, and $10 million in Other assets for a deposit related to the future acquisition of a portion of this property. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $12 million as of March 31, 2021.
We have a commitment to purchase a property located in Waikiki, Hawaii, which was assigned to a third party during 2020. If we are unable to negotiate a capital efficient inventory arrangement, we are committed to purchase the property, in its then current form, for $98 million in 2021, unless it has been sold to another party. The property is held by a VIE for which we are not the primary beneficiary as we do not control the operations of the VIE. Accordingly, we have not consolidated the VIE. As of March 31, 2021, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of less than $1 million. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $1 million as of March 31, 2021.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At March 31, 2021, the value of the assets held in the rabbi trust was $56 million, which is included in the Other line within assets on our Balance Sheets.

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
Our CODM uses Adjusted EBITDA to evaluate the profitability of our operating segments, and the components of net income attributable to common shareholders excluded from Adjusted EBITDA are not separately evaluated. Adjusted EBITDA is defined as net income or loss attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net loss attributable to common shareholders is presented below.
Revenues

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Vacation Ownership	$661	$908
Exchange & Third-Party Management	86	107
Total segment revenues	747	1,015
Corporate and other	12	(5)
	$759	$1,010
Adjusted EBITDA and Reconciliation to Net Loss Attributable to Common Shareholders

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Adjusted EBITDA Vacation Ownership	$68	$147
Adjusted EBITDA Exchange & Third-Party Management	41	41
Reconciling items:
Corporate and other	(40)	(50)
Interest expense	(43)	(33)
Tax benefit	11	58
Depreciation and amortization	(41)	(32)
Share-based compensation expense	(8)	(4)
Certain items	(16)	(233)
Net loss attributable to common shareholders	$(28)	$(106)
Assets

($ in millions)	At March 31, 2021	At December 31, 2020
Vacation Ownership	$7,004	$6,859
Exchange & Third-Party Management	930	951
Total segment assets	7,934	7,810
Corporate and other	1,253	1,088
	$9,187	$8,898
We conduct business globally, and our operations outside the United States represented approximately 9 percent and 12 percent of our revenues, excluding cost reimbursements, for the three months ended March 31, 2021 and March 31, 2020, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations; business strategies, such as our plans to increase focus on sales to first-time buyers; financing plans; competitive position; potential growth opportunities; potential operating performance improvements, including expectations that contract sales and rental occupancies will continue to improve throughout 2021; the effects of competition; and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the COVID-19 pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
The Company cautions you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: the effects of the COVID-19 pandemic, including reduced demand for vacation ownership and exchange products and services, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other government-imposed travel or health-related restrictions; the length and severity of the COVID-19 pandemic, including its short and longer-term impact on the demand for travel and on consumer confidence; the impact of the availability and distribution of effective vaccines on the demand for travel and consumer confidence; the pace of recovery following the COVID-19 pandemic or as effective treatments or vaccines become widely available; competitive conditions; the availability of capital to finance growth; the effects of steps we have taken and may continue to take to reduce operating costs and/or enhance health and cleanliness protocol at our resorts due to the COVID-19 pandemic; political or social strife, and other matters referred to under the heading “Risk Factors” contained herein and also in our most recent Annual Report on Form 10-K, and which may be discussed in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”), any of which could cause actual results to differ materially from those expressed or implied herein. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
COVID-19 Pandemic Update
The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets. We discuss the COVID-19 pandemic and its current and potential future implications in this report; however, the COVID-19 pandemic, and any recovery therefrom, is evolving and its potential impact on our business in the future remains uncertain.
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
We refer to revenues from the sale of vacation ownership products less the cost of vacation ownership products and marketing and sales costs as Development profit. Development profit margin is calculated by dividing Development profit by revenues from the sale of vacation ownership products. We previously used the term Development margin to refer to revenues from the Sale of vacation ownership products less the Cost of vacation ownership products and marketing and sales costs.

Beginning in the first quarter of 2021, we now refer to this financial measure as Development profit. While the calculation remains unchanged, we believe the revised term better depicts the financial results being presented.
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

	Three Months Ended
	March 31, 2021	March 31, 2020
Average FICO score	732	739
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
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs in support of the financing, servicing and securitization processes and changes in expected credit losses related to acquired vacation ownership notes receivable. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of finance contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 46 percent in the first quarter of 2021 and 57 percent in the first quarter of 2020; the lower financing propensity in the first quarter of 2021 is due to a higher percentage of sales during this period to existing owners, who tend to have a lower financing propensity. Going forward, we expect to shift back to an increased focus on sales to first-time buyers, which should increase propensity and increase interest income as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Three Months Ended
	March 31, 2021	March 31, 2020
Historical default rates	1.3%	1.3%

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

Transaction Costs
Transaction costs represent costs related to the acquisitions of ILG and Welk, primarily for financial advisory, legal, and other professional service fees, as well as certain tax related accruals. Transaction costs also include charges for employee retention, severance and other termination related benefits, fees paid to change management consultants and technology-related costs related to the integration and transformation of ILG and Welk.
Other Items
We measure operating performance using the following key metrics:
•Contract sales from the sale of vacation ownership products;
•Total contract sales include contract sales from the sale of vacation ownership products including joint ventures, and
•Consolidated contract sales exclude contract sales from the sale of vacation ownership products for non-consolidated joint ventures
•Development profit margin;
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
•Total active members, which is the number of Interval International network active members at the end of the applicable period; and
•Average revenue per member, which we calculate by dividing membership fee revenue, transaction revenue and other member revenue for the Interval International network by the monthly weighted average number of Interval International network active members during the applicable period.

Consolidated Results

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
REVENUES
Sale of vacation ownership products	$163	$258
Management and exchange	193	227
Rental	89	135
Financing	59	72
Cost reimbursements	255	318
TOTAL REVENUES	759	1,010
EXPENSES
Cost of vacation ownership products	40	60
Marketing and sales	109	170
Management and exchange	117	151
Rental	82	98
Financing	21	38
General and administrative	46	70
Depreciation and amortization	41	32
Litigation charges	3	2
Royalty fee	25	26
Impairment	—	95
Cost reimbursements	255	318
TOTAL EXPENSES	739	1,060
Gains (losses) and other income (expense), net	6	(56)
Interest expense	(43)	(33)
Transaction costs	(19)	(24)
LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(36)	(163)
Benefit from income taxes	11	58
NET LOSS	(25)	(105)
Net income attributable to noncontrolling interests	(3)	(1)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(28)	$(106)
Operating Statistics
2021 First Quarter

	Three Months Ended
(Contract sales $ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Vacation Ownership
Total contract sales	$232	$315	$(83)	(26%)
Consolidated contract sales	$226	$306	$(80)	(26%)
Joint venture contract sales	$6	$9	$(3)	(30%)
Exchange & Third-Party Management
Total active members at end of period (000's)(1)	1,479	1,636	(157)	(10%)
Average revenue per member(1)	$47.13	$41.37	$5.76	14%
_______________
(1)Only includes members of the Interval International exchange network.

Revenues
2021 First Quarter
The following table presents our revenues for the first quarter of 2021 compared to the first quarter of 2020.

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Vacation Ownership	$661	$908	$(247)	(27%)
Exchange & Third-Party Management	86	107	(21)	(20%)
Total Segment Revenues	747	1,015	(268)	(26%)
Consolidated Property Owners’ Associations	12	(5)	17	382%
Total Revenues	$759	$1,010	$(251)	(25%)
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income or loss attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense associated with term loan securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, because this measure excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We believe Adjusted EBITDA is useful as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Adjusted EBITDA also facilitates comparison by us, analysts, investors, and others, of results from our on-going core operations before the impact of these items with results from other vacation companies.
EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do or may not calculate them at all, limiting their usefulness as comparative measures. The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with Net loss attributable to common shareholders, which is the most directly comparable GAAP financial measure.
2021 First Quarter

	Three Months Ended		Change
($ in millions)	March 31, 2021	March 31, 2020		% Change
Net loss attributable to common shareholders	$(28)	$(106)	$78	73%
Interest expense	43	33	10	29%
Benefit from income taxes	(11)	(58)	47	81%
Depreciation and amortization	41	32	9	30%
EBITDA	45	(99)	144	146%
Share-based compensation expense	8	4	4	135%
Certain items	16	233	(217)	(94%)
Adjusted EBITDA	$69	$138	$(69)	(50%)

Certain items for the first quarter of 2021 consisted of $19 million of transaction costs (including $17 million of ILG acquisition and integration related costs and $2 million of Welk acquisition related costs) and $3 million of litigation charges, partially offset by $4 million of foreign currency translation gains, and $2 million of miscellaneous gains and other income.
Certain items for the first quarter of 2020 consisted of $95 million of asset impairment charges, $56 million of losses and other expense, $54 million of other charges, $24 million of transaction costs, $2 million of purchase price adjustments, and $2 million of litigation charges.
The $54 million of other charges included $37 million related to a net sales reserve adjustment due primarily to the impact of the COVID-19 pandemic, $11 million related to an accrual for certain health and welfare costs for furloughed associates, and $6 million related to VAT charges.
Segment Adjusted EBITDA
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Vacation Ownership	$68	$147	$(79)	(54%)
Exchange & Third-Party Management	41	41	—	1%
Segment adjusted EBITDA	109	188	(79)	(42%)
General and administrative	(40)	(51)	11	21%
Consolidated property owners’ associations	—	1	(1)	(116%)
Adjusted EBITDA	$69	$138	$(69)	(50%)
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Segment adjusted EBITDA	$68	$147	$(79)	(54%)
Depreciation and amortization	(19)	(21)	2	7%
Share-based compensation expense	(1)	(1)	—	(50%)
Certain items	(4)	(47)	43	92%
Segment financial results	$44	$78	$(34)	(45%)
Certain items in the Vacation Ownership segment for the first quarter of 2021 consisted of $3 million of litigation charges and $1 million of restructuring costs.
Certain items in the Vacation Ownership segment for the first quarter of 2020 consisted of $37 million related to a net sales reserve adjustment due primarily to the impact of the COVID-19 pandemic, $4 million of asset impairment charges, $2 million of purchase accounting adjustments, $2 million of litigation charges, and $3 million of acquisition costs, partially offset by $1 million of gains and other income.

Exchange & Third-Party Management
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Segment adjusted EBITDA	$41	$41	$—	1%
Depreciation and amortization	(20)	(9)	(11)	(122%)
Share-based compensation expense	—	(1)	1	26%
Certain items	—	(90)	90	100%
Segment financial results	$21	$(59)	$80	136%
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
Vacation Ownership

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
REVENUES
Sale of vacation ownership products	$163	$258
Resort management and other services	94	112
Rental	77	122
Financing	59	71
Cost reimbursements	268	345
TOTAL REVENUES	661	908
EXPENSES
Cost of vacation ownership products	40	60
Marketing and sales	109	170
Resort management and other services	35	56
Rental	96	107
Financing	21	37
Depreciation and amortization	19	21
Litigation charges	3	2
Restructuring	1	—
Royalty fee	25	26
Impairment	—	4
Cost reimbursements	268	345
TOTAL EXPENSES	617	828
Gains and other income, net	—	1
Transaction costs	—	(3)
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$44	$78

Contract Sales
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Total consolidated contract sales	$226	$306	$(80)	(26%)
Joint venture contract sales	6	9	(3)	(30%)
Total contract sales	$232	$315	$(83)	(26%)
Sale of Vacation Ownership Products
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Total contract sales	$232	$315	$(83)	(26%)
Less resales contract sales	(5)	(7)	2
Less joint venture contract sales	(6)	(9)	3
Consolidated contract sales, net of resales	221	299	(78)
Plus:
Settlement revenue	5	6	(1)
Resales revenue	2	4	(2)
Revenue recognition adjustments:
Reportability	(36)	34	(70)
Sales reserve	(14)	(71)	57
Other(1)	(15)	(14)	(1)
Sale of vacation ownership products	$163	$258	$(95)	(37%)
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Sale of vacation ownership products decreased $95 million due primarily to $78 million of lower consolidated contract sales volume net of resales and a $70 million unfavorable change in revenue reportability, partially offset by $57 million of lower sales reserve activity.
Lower contract sales performance was primarily due to the ongoing impact of the COVID-19 pandemic. However, with the reopening of many of our sales centers throughout 2020 and so far in 2021, our contract sales volumes have continued to improve on a sequential basis each quarter and we expect that improvement to continue through the remainder of 2021.
Revenue reportability was negative in the first quarter of 2021. While we benefited from contract sales in the fourth quarter of 2020 being recognized as revenue in the first quarter of 2021, given the increasing sales volumes due to our recovery from the COVID-19 pandemic, we saw a higher shift of contract sales late in the first quarter of 2021 into the second quarter for revenue recognition. In contrast, revenue reportability was significantly positive in the first quarter of 2020. The first quarter of 2020 benefited from the contract sales from late in the fourth quarter of 2019 that were recognized as revenue in 2020. However, it was not impacted by an offsetting shift of revenues into the second quarter, given the low sales volumes in March 2020 from the impact of the COVID-19 pandemic.
The lower sales reserve recorded in the first quarter of 2021 reflects the prior year increase made to the sales reserve to take into account higher expected default and delinquency activity as a result of the COVID-19 pandemic.

Development Profit
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Sale of vacation ownership products	$163	$258	$(95)	(37%)
Cost of vacation ownership products	(40)	(60)	20	34%
Marketing and sales	(109)	(170)	61	36%
Development profit	$14	$28	$(14)	(50%)
Development profit decreased $14 million year-over-year. The change reflected $49 million of unfavorable revenue reportability compared to the first quarter of 2021, $7 million of lower product cost related mainly to more favorable product cost true-up activity in the prior year first quarter, and $3 million related to lower sales volumes as compared to the prior year period. These declines were partially offset by $25 million related to lower marketing and sales spending and $20 million related to lower sales reserve activity.
Resort Management and Other Services Revenues, Expenses and Profit
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Management fee revenues	$38	$38	$—	(1%)
Ancillary revenues	28	46	(18)	(40%)
Other management and exchange revenues	28	28	—	5%
Resort management and other services revenues	94	112	(18)	(16%)
Resort management and other services expenses	(35)	(56)	21	37%
Resort management and other services profit	$59	$56	$3	5%
Resort management and other services profit margin	63.0%	50.5%	12.5 pts
Resort management and other services revenues reflected lower ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the continued impact of the COVID-19 pandemic. While resort occupancies have continued to increase as an increasing number of resorts that were closed at the start of the COVID-19 pandemic have reopened, given the ongoing effects of the pandemic, ancillary activity remains below prior year levels.
The increase in resort management and other services profit reflected the decrease in resort management and other services revenues partially offset by lower ancillary expenses as a result of the lower ancillary revenues mentioned above, as well as lower customer services expenses compared to the prior year period.
Rental Revenues, Expenses and Profit
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Rental revenues	$77	$122	$(45)	(37%)
Rental expenses	(96)	(107)	11	10%
Rental profit	$(19)	$15	$(34)	(227%)
Rental profit margin	NM	12.4%

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Transient keys rented(1)	385,745	533,583	(147,838)	(28%)
Average transient key rate	$230.32	$244.20	$(13.88)	(6%)
Resort occupancy	66.7%	79.7%	(13.0 pts)
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.

The decline in rental profit resulted from a decline in keys rented and a decline in average transient rate due to the COVID-19 pandemic and higher inventory carry costs due to low sales volumes in the first quarter of 2020 and into the first quarter of 2021, as well as the acquisition of new inventory in the first quarter of 2021.
As the majority of the governmental restrictions in response to the pandemic that caused rental activity to decline, such as travel restrictions and quarantine requirements, either were lifted by the end of the first quarter of 2021 or shortly thereafter, we expect rental occupancies to continue to increase throughout 2021.
Financing Revenues, Expenses and Profit
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Financing revenues	59	71	(12)	(17%)
Financing expenses	(8)	(22)	14	62%
Consumer financing interest expense	(13)	(15)	2	17%
Financing profit	$38	$34	$4	13%
Financing propensity	46%	57%
Financing revenues decreased due to a $391 million decrease in the average net vacation ownership notes receivable balance resulting from the continued pay-down of the existing vacation ownership notes receivable portfolio without a corresponding increase from new loan originations. Financing expenses decreased due to lower bad debt expense associated with acquired vacation ownership notes receivable in the current year quarter and the benefit of synergy savings and lower salaries and wages associated with the furlough, reduced work week and workforce reduction programs implemented as a result of the COVID-19 pandemic. Lower consumer financing interest expense resulted from the continued pay-down of securitized debt balances. The lower financing propensity in the first quarter of 2021 is due to a higher percentage of sales during this period to existing owners, who tend to have a lower financing propensity. Going forward, we expect to shift back to an increased focus on first-time buyers, which should increase propensity and increase interest income as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
Royalty Fee
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Royalty fee	$25	$26	$(1)	(5%)
Royalty fee expense declined in the first quarter of 2021 as a result of lower contract closings compared to the prior year quarter.

Exchange & Third-Party Management

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
REVENUES
Management and exchange	$60	$72
Rental	12	13
Financing	—	1
Cost reimbursements	14	21
TOTAL REVENUES	86	107
EXPENSES
Management and exchange	31	40
Rental	—	5
Financing	—	1
Depreciation and amortization	20	9
Impairment	—	91
Cost reimbursements	14	21
TOTAL EXPENSES	65	167
Gains and other income, net	—	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$21	$(59)
Management and Exchange Profit
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Management and exchange revenue	$60	$72	$(12)	(16%)
Management and exchange expense	(31)	(40)	9	23%
Management and exchange profit	$29	$32	$(3)	(9%)
Management and exchange profit margin	48.0%	43.9%	4.1 pts
The decline in management and exchange revenue and profit reflected lower management fees and membership revenue due primarily to the ongoing impact of the COVID-19 pandemic. In addition, Aqua-Aston was negatively impacted by travel restrictions that significantly impacted the majority of their properties in Hawaii. These declines were partially offset by higher exchange activity and average exchange transaction fees at Interval International, reflecting customers’ more recent desire to travel and pent up demand, as well as lower management and exchange expense which reflected lower costs associated with the furlough, reduced work week and workforce reduction programs, and lower marketing and sales, print and postage costs. Exchange transactions increased 17 percent year-over-year.
Rental Revenues, Expenses and Profit
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Rental revenues	$12	$13	$(1)	(6%)
Rental expenses	—	(5)	5	(100%)
Rental profit	$12	$8	$4	43%
Rental profit margin	100.0%	65.8%	34.2 pts
The increase in rental profit reflected a 26 percent increase in Getaway program transactions reflecting customers’ desire to travel and pent up demand and the benefit of cost savings initiatives. Late in the first quarter of 2021, we also introduced Getaway rentals of less than seven nights, providing members more opportunities to use their membership in ways that better fit their lifestyle.

Depreciation and Amortization
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Depreciation and amortization	$20	$9	$11	122%
Increase in depreciation expense relates to a true-up made to accelerate depreciation on a technology asset.
Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction costs and benefit from income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
REVENUES
Resort management and other services	$39	$43
Cost reimbursements	(27)	(48)
TOTAL REVENUES	12	(5)
EXPENSES
Resort management and other services	51	55
Rental	(14)	(14)
General and administrative	46	70
Depreciation and amortization	2	2
Restructuring	(1)	—
Cost reimbursements	(27)	(48)
TOTAL EXPENSES	57	65
Gains (losses) and other income (expense), net	6	(58)
Interest expense	(43)	(33)
Transaction costs	(19)	(21)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(101)	(182)
Benefit from income taxes	11	58
Net income attributable to noncontrolling interests	(3)	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(93)	$(125)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance, which represents the portion related to individual or third-party VOI owners.

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
REVENUES
Resort management and other services	$39	$43
Cost reimbursements	(27)	(48)
TOTAL REVENUES	12	(5)
EXPENSES
Resort management and other services	51	55
Rental	(14)	(14)
Cost reimbursements	(27)	(48)
TOTAL EXPENSES	10	(7)
Gains and other income, net	2	—
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	4	2
Net income attributable to noncontrolling interests	(3)	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1	$1
Pursuant to a change in control of certain consolidated property owners’ associations, we recorded a non-cash loss of less than $1 million, which is recorded in Gains (losses) and other income (expense), net on our Income Statement for the three months ended March 31, 2021. We continue to act as manager for these property owners’ associations pursuant to existing management contracts and retain membership interests via our ownership of vacation ownership interests.
General and Administrative
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
General and administrative	$46	$70	$(24)	(35%)
General and administrative expenses decreased $24 million due to $25 million of savings related to synergy efforts and lower costs associated with the furlough, reduced work week and workforce reduction programs, $6 million of lower net overall spending across the business on technology, travel, training and other costs that we have deferred due to the COVID-19 pandemic, and a $2 million credit related to incentives under the CARES Act for companies to continue paying associates' benefit costs while they are not working, partially offset by $9 million of higher bonus expense.
Gains / Losses and Other Income / Expense
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Gains (losses) and other income (expense), net	$6	$(58)	$64	110%
In the first quarter of 2021, we recorded a gain of $6 million driven mainly by foreign currency translation.
In the first quarter of 2020, we recorded a loss of $58 million, including $33 million for the true-up to an indemnification receivable from Marriott International as a result of the settlement of an indemnified liability with a taxing authority (the true-up to the offsetting accrual is included in the Benefit from income taxes line) and $31 million related to foreign currency translation, offset partially by $6 million of other income related to an indemnification from Marriott International for VAT penalties and interest.

Interest Expense
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Interest expense	$(43)	$(33)	$(10)	(29%)

Interest expense increased $10 million, including $8 million of higher interest expense associated with the 2025 Notes that were issued in the second quarter of 2020 and $5 million higher non-cash interest expense associated with the 2026 Convertible Notes that were issued in the first quarter of 2021; partially offset by $3 million of lower interest expense associated with various other debt facilities.
Transaction Costs
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Transaction costs	$(19)	$(21)	$2	10%
In the first quarter of 2021, Transaction costs included $17 million of ILG acquisition and integration related costs and $2 million of costs associated with the acquisition of Welk Resorts that was completed subsequent to the end of the quarter.
In the first quarter of 2020, Transaction costs included $21 million of ILG acquisition-related costs.
Income Tax
2021 First Quarter

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change	% Change
Benefit from income taxes	$11	$58	$(47)	(81%)
The change in the Benefit from income taxes is predominately attributable to a decrease in pre-tax loss and a release in provisions on uncertain tax benefits for the three months ended March 31, 2020.
Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand ($643 million at the end of the first quarter of 2021), cash generated from operations, our ability to raise capital through securitizations in the ABS market, our ability to issue debt and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility with a borrowing capacity of $600 million.
At March 31, 2021, we had $4.6 billion of total gross debt outstanding, which included $1.4 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $1.1 billion of senior unsecured notes, $0.8 billion of debt under our Corporate Credit Facility, $0.8 billion of convertible notes, $0.5 billion of senior secured notes, and $7 million related to finance lease obligations.
At March 31, 2021, we had $776 million of completed real estate inventory on hand. In addition, we had $291 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and held for sale as vacation ownership products.
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$(60)	$(122)
Investing activities	(8)	(21)
Financing activities	255	468
Effect of change in exchange rates on cash, cash equivalents and restricted cash	(1)	(6)
Net change in cash, cash equivalents and restricted cash	$186	$319

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
In the first quarter of 2021, we had $60 million of cash outflows for operating activities, compared to $122 million in the first quarter of 2020. Excluding the impact of changes in net loss and adjustments for non-cash items, severance and benefit payments related to cost management activities, and higher inventory spending, partially offset by higher operational expense accruals and higher sales and rental deposits due to the partial recovery from the COVID-19 pandemic.
In addition to net loss and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending In Excess of Cost of Sales

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Inventory spending	$(57)	$(54)
Purchase of vacation ownership units for future transfer to inventory	(99)	(61)
Inventory costs	31	49
Inventory spending in excess of cost of sales	$(125)	$(66)
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
As part of our long-term strategy, we selectively pursue growth opportunities in our Vacation Ownership segment by targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient deal structures may consist of the development of new inventory, or the conversion of previously built units, by third parties just prior to sale.
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item).
Our spending for real estate inventory in the first quarter of 2021 was higher than the amount of real estate inventory costs given the timing of payments to satisfy our remaining commitments to purchase vacation ownership units and the slowdown in sales pace as a result of the COVID-19 pandemic. We entered into these commitments in prior periods as part of our capital efficient strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding our remaining commitments.
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

Vacation Ownership Notes Receivable Collections In Excess of Originations

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Vacation ownership notes receivable collections — non-securitized	$42	$88
Vacation ownership notes receivable collections — securitized	123	86
Vacation ownership notes receivable originations	(108)	(174)
Vacation ownership notes receivable collections in excess of originations	$57	$—
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections decreased during the first quarter of 2021, as compared to the first quarter of 2020, due to a decrease in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the first quarter of 2021 decreased due to lower sales in the first quarter of 2021 due to the COVID-19 pandemic and a lower financing propensity. Financing propensity declined to 46 percent for the first quarter of 2021 compared to 57 percent for the first quarter of 2020 due to a higher percentage of sales during this period to existing owners, who tend to have a lower financing propensity. Going forward, we expect to shift back to an increased focus on first-time buyers, which should increase propensity and increase interest income as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
Cash from Investing Activities

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Capital expenditures for property and equipment (excluding inventory)	$(7)	$(17)
Purchase of company owned life insurance	(1)	(4)
Net cash, cash equivalents and restricted cash used in investing activities	$(8)	$(21)
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
In the first quarter of 2021, capital expenditures for property and equipment of $7 million included $5 million to support business operations (including $3 million for ancillary and other operations assets and $2 million for sales locations) and $2 million for technology spending. Given the impact of the COVID-19 pandemic, we significantly reduced our spending for property and equipment beginning in the second quarter of 2020. However, during the first quarter of 2021, we began to add back business critical spending with long term strategic impacts to our operations.
In the first quarter of 2020, capital expenditures for property and equipment of $17 million included $14 million to support business operations (including $9 million for ancillary and other operations assets and $5 million for sales locations) and $3 million for technology spending.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. We paid $1 million to acquire these policies during the first quarter of 2021 but we paid $4 million during the first quarter of 2020.

Cash from Financing Activities

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Borrowings from securitization transactions	$—	$202
Repayment of debt related to securitization transactions	(159)	(148)
Proceeds from debt	561	666
Repayments of debt	(100)	(102)
Purchase of convertible note hedges	(100)	—
Proceeds from issuance of warrants	70	—
Finance lease payment	—	(9)
Debt issuance costs	(2)	—
Repurchase of common stock	—	(82)
Payment of dividends	—	(45)
Payment of withholding taxes on vesting of restricted stock units	(15)	(14)
Net cash, cash equivalents and restricted cash provided by financing activities	$255	$468
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
As of March 31, 2021, $240 million of gross vacation ownership notes receivable were eligible for securitization.
Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
During the first quarter of 2021, we repaid $100 million of the amount outstanding under the Term Loan, which is part of our Corporate Credit Facility. We had no borrowings or repayments under our Revolving Corporate Credit Facility during the first quarter of 2021 and also had no amounts outstanding as of March 31, 2021.
During the first quarter of 2020, we borrowed $666 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs and to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic. We later repaid $100 million during the first quarter of 2020 and had $596 million outstanding as of March 31, 2020. During the first quarter of 2020, we also repaid $2 million of the amount outstanding under the Term Loan.
See Footnote 13 “Debt” to our Financial Statements for additional information regarding our Corporate Credit Facility that includes our Revolving Corporate Credit Facility and the Term Loan.
Proceeds from Convertible Notes
During the first quarter of 2021, we issued $575 million of convertible notes, the 2026 Convertible Notes, as discussed further in Footnote 13 “Debt” to our Financial Statements. We received net proceeds from the offering of approximately $530 million after adjusting for debt issuance costs, including the discount to the initial purchasers, the cost of the 2026 Convertible Note Hedges, and proceeds from the 2026 Warrants. We used, or expect to use, the net proceeds from the 2026 Convertible Notes to (i) complete the acquisition of Welk Resorts, (ii) repay a portion of our term loan and (iii) in each case, pay transaction expenses and other fees in connection therewith, and to the extent of any remaining proceeds, for other general corporate purposes.
Purchase of Convertible Note Hedges / Proceeds from Issuance of Warrants
In connection with the issuance of the 2026 Convertible Notes, we entered into the 2026 Convertible Note Hedges with respect to our common stock with certain counterparties, covering a total of 3.4 million shares of our common stock at a cost of $100 million. Concurrently with the entry into the 2026 Convertible Note Hedges, we separately entered into the 2026 Warrants, whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock at an initial strike price of $213.76 per share. We received aggregate proceeds of $70 million from the sale of the 2026 Warrants to the counterparties.

See Footnote 13 “Debt” to our Financial Statements for additional information regarding the issuance of the 2026 Convertible Notes, including the 2026 Convertible Note Hedges and the 2026 Warrants.
As of March 31, 2021, no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
Finance Lease Payment
During the first quarter of 2020, in conjunction with the acquisition of the 57 completed vacation ownership units at our Marriott Vacation Club Pulse, New York City property, we made finance lease payments of $7 million related to the purchase of the accompanying ancillary and office space. Additionally, we paid $2 million related to our finance lease obligations for technology and business operations equipment.
Debt Issuance Costs
During the first quarter of 2021, we paid $2 million of debt issuance costs, which included $1 million associated with the 2026 Convertible Notes and $1 million associated with the extension of the Waiver associated with the Revolving Corporate Credit Facility.
Dividends
Given the impact of the COVID-19 pandemic, we have temporarily suspended cash dividends. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends. Future dividend payments will also be subject to both the restrictions imposed under the Waiver and Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory and contractual constraints, industry practice and other business considerations that our Board of Directors considers relevant. The payment of certain cash dividends may also result in an adjustment to the conversion rate of our convertible notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.

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
The following tables present consolidating financial information as of March 31, 2021 and for the three months ended March 31, 2021 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW, and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of March 31, 2021
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$489	$43	$111	$—	$643
Restricted cash	152	19	36	328	—	535
Accounts receivable, net	7	124	49	46	(7)	219
Vacation ownership notes receivable, net	—	214	150	1,405	—	1,769
Inventory	—	290	379	116	—	785
Property and equipment	—	208	446	233	—	887
Goodwill	—	—	2,817	—	—	2,817
Intangibles, net	—	—	881	57	—	938
Investments in subsidiaries	3,215	4,450	—	—	(7,665)	—
Other	56	112	295	162	(31)	594
Total assets	$3,430	$5,906	$5,096	$2,458	$(7,703)	$9,187

Accounts payable	$57	$11	$53	$38	$—	$159
Advance deposits	—	79	65	23	—	167
Accrued liabilities	—	97	162	94	(8)	345
Deferred revenue	—	10	195	334	(15)	524
Payroll and benefits liability	—	89	74	25	—	188
Deferred compensation liability	—	100	22	2	—	124
Securitized debt, net	—	—	—	1,446	(15)	1,431
Debt, net	659	2,364	1	1	—	3,025
Other	—	32	114	54	—	200
Deferred taxes	5	106	145	30	—	286
MVW shareholders' equity	2,709	3,018	4,265	382	(7,665)	2,709
Noncontrolling interests	—	—	—	29	—	29
Total liabilities and equity	$3,430	$5,906	$5,096	$2,458	$(7,703)	$9,187

	As of December 31, 2020
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$25	$347	$50	$102	$—	$524
Restricted cash	—	19	72	377	—	468
Accounts receivable, net	44	59	121	57	(5)	276
Vacation ownership notes receivable, net	—	164	116	1,560	—	1,840
Inventory	—	276	383	100	—	759
Property and equipment	—	213	341	237	—	791
Goodwill	—	—	2,817	—	—	2,817
Intangibles, net	—	—	894	58	—	952
Investments in subsidiaries	2,775	4,384	—	—	(7,159)	—
Other	54	115	214	133	(45)	471
Total assets	$2,898	$5,577	$5,008	$2,624	$(7,209)	$8,898

Accounts payable	$29	$29	$145	$6	$—	$209
Advance deposits	—	70	57	20	—	147
Accrued liabilities	1	99	157	99	(7)	349
Deferred revenue	—	8	126	355	(1)	488
Payroll and benefits liability	1	81	55	20	—	157
Deferred compensation liability	—	104	22	1	—	127
Securitized debt, net	—	—	—	1,604	(16)	1,588
Debt, net	215	2,464	—	1	—	2,680
Other	1	39	130	27	—	197
Deferred taxes	—	103	143	28	—	274
MVW shareholders' equity	2,651	2,580	4,173	432	(7,185)	2,651
Noncontrolling interests	—	—	—	31	—	31
Total liabilities and equity	$2,898	$5,577	$5,008	$2,624	$(7,209)	$8,898
Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2021
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$98	$472	$197	$(8)	$759
Expenses	(8)	(181)	(454)	(160)	8	(795)
Benefit (provision) for income taxes	5	50	(11)	(33)	—	11
Equity in net (loss) income of subsidiaries	(25)	18	—	—	7	—
Net (loss) income	(28)	(15)	7	4	7	(25)
Net loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Net (loss) income attributable to common shareholders	$(28)	$(15)	$7	$1	$7	$(28)

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of March 31, 2021:

		Payments Due by Period
($ in millions)	Total	Remainder of 2021	Years 2022 - 2023	Years 2024 - 2025	Thereafter
Contractual Obligations
Debt(1)	$5,478	$237	$874	$1,876	$2,491
Purchase obligations(2)	295	158	126	11	—
Operating lease obligations	231	19	42	35	135
Finance lease obligations(3)	8	3	4	1	—
Other long-term obligations(4)	21	10	6	3	2
Total contractual obligations	$6,033	$427	$1,052	$1,926	$2,628
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
(3)Includes interest.
(4)Primarily relates to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits, and other commitments.
In the normal course of our resort management business, we enter into purchase commitments on behalf of property owners’ associations to manage the daily operating needs of our resorts. Since we are reimbursed for these commitments from the cash flows of the resorts, these obligations have minimal impact on our net income and cash flow.
Leases That Have Not Yet Commenced
During the first quarter of 2020, we entered into a finance lease arrangement for a new corporate office building in Orlando, Florida. The new Orlando corporate office building is currently expected to be completed in 2023, at which time the lease term will commence and a right-of-use asset and corresponding liability will be recorded on our balance sheet. The initial lease term is approximately 16 years with total lease payments of $129 million for the aforementioned period. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information on this lease, including additional arrangements made as a result of the COVID-19 pandemic.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, other than as set forth below.
During the first quarter of 2021, we issued $575 million of 2026 Convertible Notes. Holders may convert the 2026 Convertible Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the 2026 Convertible Notes will receive cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
Concurrently with the issuance of the 2026 Convertible Notes, we entered into convertible note hedges and warrants as discussed further in Footnote 13 “Debt” to these Financial Statements. Taken together, these separate transactions were intended to reduce the potential economic dilution to our common stock from the conversion of the 2026 Convertible Notes.
The 2026 Convertible Notes have a fixed annual interest rate of 0.00 percent and, therefore, we do not have economic interest rate exposure on our 2026 Convertible Notes. However, the fair market value of the 2026 Convertible Notes is exposed to interest rate risk. Generally, the fair market value of the 2026 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the 2026 Convertible Notes is affected by our stock price and will increase as our stock price increases and decrease as our stock price decreases. The net carrying value of the 2026 Convertible Notes was $442 million as of March 31, 2021. This represents the liability component of the principal balance of the 2026 Convertible Notes, net of unamortized debt discount and issuance costs, as of March 31, 2021. The total estimated fair market value of the 2026 Convertible Notes was $684 million as of March 31, 2021, and the fair market value was determined based on the quoted market price of the 2026 Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended March 31, 2021. For further information see Footnote 7 “Financial Instruments” and Footnote 13 “Debt” to these Financial Statements.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”). The COVID-19 pandemic has heightened, and in some cases, manifested, certain of the risks we normally face in our business, including those disclosed in the 2020 Annual Report.
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
2.2	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Indenture, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	8/23/2018
4.5	First Supplemental Indenture, dated September 1, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.7	9/5/2018
4.6	Second Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.6	3/2/2020
4.7	Third Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.7	3/2/2020
4.8	Form of 6.500% Senior Note due 2026 (included as Exhibit A to Exhibit 4.4 above)		8-K	4.1	8/23/2018
4.9	Registration Rights Agreement, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	4.3	8/23/2018
4.10	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.11	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.12	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.13	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellow Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.14	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	10/1/2019
4.15	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.16	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.17	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.16)		8-K	4.1	5/15/2020
4.18	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.19	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.18 above)		8-K	4.1	2/3/2021
10.1	Waiver to Credit Agreement, dated as of May 14, 2020, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the Revolving Credit Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.3	5/15/2020
4.19	Description of Registered Securities		10-K	4.16	3/2/2020
22.1	List of the Issuer and its Guarantor Subsidiaries		10-Q	22.1	11/5/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	May 7, 2021	/s/ Stephen P. Weisz
Stephen P. Weisz
Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Financial Officer