Form 10-Q
period 2021-06-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2021-08-04
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35219
_________________________
Marriott Vacations Worldwide Corporation
(Exact name of registrant as specified in its charter)
_________________________

Delaware			45-2598330
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
9002 San Marco Court	Orlando	FL	32819
(Address of principal executive offices)			(Zip Code)
(407) 206-6000 (Registrant’s telephone number, including area code)
6649 Westwood Blvd., Orlando, FL 32821
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 30, 2021 was 42,706,878.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES
Sale of vacation ownership products	$296	$53	$459	$311
Management and exchange	220	145	413	372
Rental	121	18	210	153
Financing	68	70	127	142
Cost reimbursements	274	194	529	512
TOTAL REVENUES	979	480	1,738	1,490
EXPENSES
Cost of vacation ownership products	67	23	107	83
Marketing and sales	164	49	273	219
Management and exchange	126	85	243	236
Rental	81	73	163	171
Financing	21	23	42	61
General and administrative	66	19	112	89
Depreciation and amortization	36	31	77	63
Litigation charges	3	—	6	2
Royalty fee	27	23	52	49
Impairment	5	1	5	96
Cost reimbursements	274	194	529	512
TOTAL EXPENSES	870	521	1,609	1,581
(Losses) gains and other (expense) income, net	(2)	14	4	(42)
Interest expense	(44)	(42)	(87)	(75)
Transaction and integration costs	(29)	(12)	(48)	(36)
Other	1	—	1	—
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	35	(81)	(1)	(244)
(Provision for) benefit from income taxes	(27)	19	(16)	77
NET INCOME (LOSS)	8	(62)	(17)	(167)
Net income attributable to noncontrolling interests	(2)	(8)	(5)	(9)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6	$(70)	$(22)	$(176)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$0.15	$(1.68)	$(0.52)	$(4.25)
Diluted	$0.15	$(1.68)	$(0.52)	$(4.25)

CASH DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$0.54
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
NET INCOME (LOSS)	$8	$(62)	$(17)	$(167)

Foreign currency translation adjustments	4	3	1	(14)
Derivative instrument adjustment, net of tax	3	(1)	9	(25)
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	7	2	10	(39)

Net income attributable to noncontrolling interests	(2)	(8)	(5)	(9)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2)	(8)	(5)	(9)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13	$(68)	$(12)	$(215)
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,312	$524
Restricted cash (including $70 and $68 from VIEs, respectively)	368	468
Accounts receivable, net (including $11 and $11 from VIEs, respectively)	217	276
Vacation ownership notes receivable, net (including $1,645 and $1,493 from VIEs, respectively)	1,991	1,840
Inventory	833	759
Property and equipment, net	1,026	791
Goodwill	3,116	2,817
Intangibles, net	1,017	952
Other (including $67 and $54 from VIEs, respectively)	534	471
TOTAL ASSETS	$10,414	$8,898

LIABILITIES AND EQUITY
Accounts payable	$192	$209
Advance deposits	176	147
Accrued liabilities (including $2 and $1 from VIEs, respectively)	375	349
Deferred revenue	474	488
Payroll and benefits liability	205	157
Deferred compensation liability	131	127
Securitized debt, net (including $1,794 and $1,604 from VIEs, respectively)	1,775	1,588
Debt, net	3,528	2,680
Other	199	197
Deferred taxes	347	274
TOTAL LIABILITIES	7,402	6,216
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,457,876 and 75,279,061 shares issued, respectively	1	1
Treasury stock — at cost; 32,751,166 and 34,184,813 shares, respectively	(1,278)	(1,334)
Additional paid-in capital	4,047	3,760
Accumulated other comprehensive loss	(38)	(48)
Retained earnings	250	272
TOTAL MVW SHAREHOLDERS' EQUITY	2,982	2,651
Noncontrolling interests	30	31
TOTAL EQUITY	3,012	2,682
TOTAL LIABILITIES AND EQUITY	$10,414	$8,898
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES
Net loss	$(17)	$(167)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used by operating activities:
Depreciation and amortization of intangibles	77	63
Amortization of debt discount and issuance costs	22	10
Vacation ownership notes receivable reserve	42	81
Share-based compensation	22	12
Impairment charges	5	96
Deferred income taxes	36	(13)
Net change in assets and liabilities:
Accounts receivable	60	28
Vacation ownership notes receivable originations	(320)	(197)
Vacation ownership notes receivable collections	362	334
Inventory	14	(5)
Other assets	(66)	(5)
Accounts payable, advance deposits and accrued liabilities	(9)	(239)
Deferred revenue	48	39
Payroll and benefit liabilities	35	(32)
Deferred compensation liability	11	3
Other liabilities	4	(11)
Deconsolidation of certain Consolidated Property Owners' Associations	(87)	—
Purchase of vacation ownership units for future transfer to inventory	(99)	(61)
Other, net	8	(9)
Net cash, cash equivalents and restricted cash provided by (used in) operating activities	148	(73)
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	(157)	—
Capital expenditures for property and equipment (excluding inventory)	(11)	(34)
Purchase of company owned life insurance	(8)	(4)
Net cash, cash equivalents and restricted cash used in investing activities	(176)	(38)

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
FINANCING ACTIVITIES
Borrowings from securitization transactions	425	315
Repayment of debt related to securitization transactions	(420)	(302)
Proceeds from debt	1,061	1,166
Repayments of debt	(289)	(701)
Purchase of convertible note hedges	(100)	—
Proceeds from issuance of warrants	70	—
Finance lease payment	(1)	(8)
Debt issuance costs	(15)	(9)
Repurchase of common stock	—	(82)
Payment of dividends	—	(45)
Payment of withholding taxes on vesting of restricted stock units	(15)	(14)
Net cash, cash equivalents and restricted cash provided by financing activities	716	320
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(3)
Change in cash, cash equivalents and restricted cash	688	206
Cash, cash equivalents and restricted cash, beginning of period	992	701
Cash, cash equivalents and restricted cash, end of period	$1,680	$907

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of treasury stock in connection with Welk Acquisition	$248	$—
Non-cash transfer from property and equipment to inventory	2	—
Non-cash transfer from inventory to property and equipment	3	87
Non-cash issuance of treasury stock for employee stock purchase plan	2	1
Interest paid, net of amounts capitalized	89	84
(Income tax refunds) income taxes paid, net of refunds	(27)	12

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.3	BALANCE AT DECEMBER 31, 2020	$1	$(1,334)	$3,760	$(48)	$272	$2,651	$31	$2,682
—	Net (loss) income	—	—	—	—	(28)	(28)	3	(25)
—	Foreign currency translation adjustments	—	—	—	(3)	—	(3)	—	(3)
—	Derivative instrument adjustment	—	—	—	6	—	6	—	6
0.2	Share-based compensation plans	—	—	(4)	—	—	(4)	—	(4)
—	Equity component of convertible notes, net of issuance costs	—	—	117	—	—	117	—	117
—	Purchase of convertible note hedges	—	—	(100)	—	—	(100)	—	(100)
—	Issuance of warrants	—	—	70	—	—	70	—	70
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(5)	(5)
75.5	BALANCE AT MARCH 31, 2021	1	(1,334)	3,843	(45)	244	2,709	29	2,738
—	Net income	—	—	—	—	6	6	2	8
—	Welk Acquisition	—	55	193	—	—	248	—	248
—	Foreign currency translation adjustments	—	—	—	4	—	4	—	4
—	Derivative instrument adjustment	—	—	—	3	—	3	—	3
—	Share-based compensation plans	—	1	9	—	—	10	—	10
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(1)	(1)
—	Employee stock plan issuance	—	—	2	—	—	2	—	2
75.5	BALANCE AT JUNE 30, 2021	$1	$(1,278)	$4,047	$(38)	$250	$2,982	$30	$3,012

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
Pursuant to a change in control of certain consolidated property owners’ associations, we recorded a non-cash loss of $1 million in (Losses) gains and other (expense) income, net on our Income Statement for each of the three and six months ended June 30, 2021, and deconsolidated $88 million of assets, inclusive of $87 million of restricted cash and $83 million of liabilities, for a decrease in Noncontrolling interests of $6 million during the first half of 2021. See our Interim Consolidated Statement of Shareholder’s Equity for further information. We continue to act as manager for these property owners’ associations pursuant to existing management contracts and retain membership interests via our ownership of vacation ownership interests.
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, property and equipment valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainty created by the COVID-19 pandemic, and the ongoing efforts to mitigate it, has made it more challenging to make these estimates. Accordingly, ultimate results could differ from our estimates, and such differences may be material.
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
Acquisition of Welk
On April 1, 2021, we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. The Financial Statements in this report include Welk’s results of operations for the three months ended June 30, 2021 and reflect the financial position of our combined company at June 30, 2021. We refer to Welk’s business and brands that we acquired as “Legacy-Welk.” See Footnote 3 “Acquisitions and Dispositions” for more information on the Welk Acquisition.

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
Welk Acquisition
On April 1, 2021 (the “Welk Acquisition Date”), we completed the Welk Acquisition for consideration of $405 million, including approximately 1.4 million shares of our common stock. Welk was one of the largest independent timeshare companies in North America. The following table presents the fair value of each type of consideration transferred at the Welk Acquisition Date.

(in millions, except per share amounts)
Equivalent shares of Marriott Vacations Worldwide common stock issued	1.4
Marriott Vacations Worldwide common stock price per share as of Welk Acquisition Date	$174.18
Fair value of Marriott Vacations Worldwide common stock issued	248
Cash consideration to Welk, net of cash and restricted cash acquired of $48 million	157
Total consideration transferred, net of cash and restricted cash acquired	$405

Preliminary Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Welk Acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the Welk Acquisition Date. The amounts recorded are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Welk Acquisition Date. We continue to evaluate the underlying inputs and assumptions used in our valuation for all assets acquired and liabilities assumed. The values attributed to Vacation ownership notes receivable, Intangible assets, and Securitized debt from VIEs are based on preliminary valuations prepared based on Level 3 inputs and assumptions in accordance with ASC Topic 820, “Fair Value Measurements” (“ASC 820”). The value attributed to Debt is based on Level 1 inputs in accordance with ASC 820. For the remaining assets acquired and liabilities assumed, we are in the process of preparing preliminary valuations in accordance with the authoritative guidance. We also continue to evaluate the underlying inputs and assumptions that are being utilized in the valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Welk Acquisition Date, as permitted under GAAP. Any potential adjustments could be material in relation to the values presented in the table below. The following table presents our preliminary estimates of the fair value of the assets that we acquired and the liabilities that we assumed in connection with the business combination.

($ in millions)
Vacation ownership notes receivable, net(1)	$240
Inventory	83
Property and equipment	151
Intangible assets(2)	94
Other assets	19
Deferred taxes	(41)
Debt	(189)
Securitized debt	(184)
Other liabilities	(67)
Net assets acquired	106
Goodwill(3)	299
$405
_________________________
(1)Vacation ownership notes receivable, net have been determined to constitute purchased credit deteriorated assets under the provisions of ASC Topic 326, “Financial Instruments - Credit Losses,” due to the impact of the COVID-19 pandemic on Welk and the greater vacation ownership industry as a whole, and have been accounted for as such.

($ in millions)
Vacation ownership notes receivable	$291
Allowance for credit losses	(51)
Vacation ownership notes receivable, net	$240
(2)Intangible assets consist of management contracts with an estimated 20 year useful life.
(3)Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired and it represents the value that we expect to obtain from growth opportunities from our combined operations, and is not deductible for tax purposes. See Footnote 10 “Goodwill and Intangibles” for additional information on our goodwill.
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Marriott Vacations Worldwide and Welk as if we had completed the Welk Acquisition on December 31, 2019, the last day of our 2019 fiscal year, but using our preliminary estimates of the fair values of assets and liabilities as of the Welk Acquisition Date. As required by GAAP, these unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Welk Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

There were no Welk acquisition-related costs included in the unaudited pro forma results below for the six months ended June 30, 2021, and $17 million included for the six months ended June 30, 2020.

	Six Months Ended
($ in millions, except per share data)	June 30, 2021	June 30, 2020
Revenues	$1,785	$1,560
Net loss	$(4)	$(189)
Net loss attributable to common shareholders	$(9)	$(198)
LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$0.21	$(4.79)
Diluted	$0.21	$(4.79)
Welk Results of Operations
The following table presents the results of Welk operations included in our Income Statement from the Welk Acquisition Date through the end of the second quarter of 2021.

($ in millions)	April 1, 2021 to June 30, 2021
Revenue	$48
Net income	$5
Other Acquisitions
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
During the first quarter of 2020, we acquired 57 completed vacation ownership units, as well as office and ancillary space, located at our Marriott Vacation Club Pulse, New York City property for $89 million, of which $22 million was a prepayment for future tranches of completed vacation ownership units and $20 million was paid in December 2019. We accounted for the transaction as an asset acquisition with the purchase price allocated to Property and equipment ($67 million) and Other assets ($22 million).
San Francisco, California
During the first quarter of 2021, we acquired 44 completed vacation ownership units located at our Marriott Vacation Club Pulse, San Francisco property for $34 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($29 million) and Other assets ($5 million).
During the first quarter of 2020, we acquired 34 completed vacation ownership units located at our Marriott Vacation Club Pulse, San Francisco property for $26 million, of which $5 million was a prepayment for future tranches of completed vacation ownership units. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($18 million), Property and equipment ($3 million), and Other assets ($5 million).
See Footnote 16 “Variable Interest Entities” for information on our remaining commitment to purchase future inventory and additional information on our activities relating to the VIE involved in this transaction.
Dispositions
We made no significant dispositions during either the first half of 2021 or the first half of 2020.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for the time periods presented.

	Three Months Ended June 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$296	$—	$—	$296

Ancillary revenues	52	1	—	53
Management fee revenues	39	9	(5)	43
Exchange and other services revenues	32	50	42	124
Management and exchange	123	60	37	220

Rental	110	11	—	121

Cost reimbursements	286	15	(27)	274
Revenue from contracts with customers	815	86	10	911

Financing	68	—	—	68
Total Revenues	$883	$86	$10	$979

	Three Months Ended June 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$53	$—	$—	$53

Ancillary revenues	6	—	—	6
Management fee revenues	38	—	(5)	33
Exchange and other services revenues	29	39	38	106
Management and exchange	73	39	33	145

Rental	12	6	—	18

Cost reimbursements	198	12	(16)	194
Revenue from contracts with customers	336	57	17	410

Financing	69	1	—	70
Total Revenues	$405	$58	$17	$480

	Six Months Ended June 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$459	$—	$—	$459

Ancillary revenues	80	1	—	81
Management fee revenues	77	14	(11)	80
Exchange and other services revenues	60	105	87	252
Management and exchange	217	120	76	413

Rental	187	23	—	210

Cost reimbursements	554	29	(54)	529
Revenue from contracts with customers	1,417	172	22	1,611

Financing	127	—	—	127
Total Revenues	$1,544	$172	$22	$1,738

	Six Months Ended June 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$311	$—	$—	$311

Ancillary revenues	52	1	—	53
Management fee revenues	76	10	(9)	77
Exchange and other services revenues	57	100	85	242
Management and exchange	185	111	76	372

Rental	134	19	—	153

Cost reimbursements	543	33	(64)	512
Revenue from contracts with customers	1,173	163	12	1,348

Financing	140	2	—	142
Total Revenues	$1,313	$165	$12	$1,490

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended June 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$463	$43	$10	$516
Goods or services transferred at a point in time	352	43	—	395
Revenue from contracts with customers	$815	$86	$10	$911

	Three Months Ended June 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$275	$30	$17	$322
Goods or services transferred at a point in time	61	27	—	88
Revenue from contracts with customers	$336	$57	$17	$410

	Six Months Ended June 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$871	$80	$22	$973
Goods or services transferred at a point in time	546	92	—	638
Revenue from contracts with customers	$1,417	$172	$22	$1,611

	Six Months Ended June 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$805	$84	$12	$901
Goods or services transferred at a point in time	368	79	—	447
Revenue from contracts with customers	$1,173	$163	$12	$1,348
Sale of Vacation Ownership Products
Revenues were reduced during the second quarter and first half of 2021 by $3 million and $8 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either June 30, 2021 or December 31, 2020.

($ in millions)	At June 30, 2021	At December 31, 2020
Receivables from Contracts with Customers
Accounts receivable	$108	$150
Vacation ownership notes receivable, net	1,991	1,840
	$2,099	$1,990
Contract Liabilities
Advance deposits	$176	$147
Deferred revenue	474	488
	$650	$635

Revenue recognized during the second quarter and first half of 2021 that was included in our contract liabilities balance at December 31, 2020 was $89 million and $203 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At June 30, 2021, approximately 84 percent of this amount is expected to be recognized as revenue over the next two years.
Accounts Receivable
Accounts receivable is comprised of amounts due from customers, primarily property owners’ associations, resort developers and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets and other miscellaneous receivables. The following table shows the composition of our accounts receivable balances:

($ in millions)	At June 30, 2021	At December 31, 2020
Receivables from contracts with customers	$108	$150
Interest receivable	14	13
Tax receivable	52	60
Indemnification assets	13	15
Employee tax credit receivable	19	19
Other	11	19
	$217	$276

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income, less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 75.4 percent and 23.3 percent for the three months ended June 30, 2021 and June 30, 2020, respectively. The change in the effective tax rate is predominately attributable to an increase in pre-tax income.
Our interim effective tax rate was (1,737.7) percent and 31.4 percent for the six months ended June 30, 2021 and June 30, 2020, respectively. The change in the effective tax rate is predominately attributable to a decrease in pre-tax loss and a release in the reserve for uncertain tax benefits included in the six months ended June 30, 2020.
U.S. Tax Law Update
We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted in March 2020, and the Consolidated Appropriations Act, 2021, enacted in December 2020. As of June 30, 2021, we evaluated the income tax provisions of the above mentioned acts and have determined there to be minimal effect on either the June 30, 2021 tax rate or the computation of the estimated effective tax rate for the year ended December 31, 2021. We will continue to evaluate the income tax provisions of the above mentioned acts and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have additional income tax accounting and disclosure implications.
Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the six months ended June 30, 2021.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2020	$14
Increases related to tax positions taken during the current period	1
Balance at June 30, 2021	$15

The total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, was $15 million at June 30, 2021 and $14 million at December 31, 2020. The total amount of gross interest and penalties accrued was $29 million at June 30, 2021 and $25 million at December 31, 2020.
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

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	June 30, 2021			December 31, 2020
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,220	$425	$1,645	$1,220	$273	$1,493
Non-securitized
Eligible for securitization(1)	79	2	81	126	2	128
Not eligible for securitization(1)	230	35	265	185	34	219
Subtotal	309	37	346	311	36	347
	$1,529	$462	$1,991	$1,531	$309	$1,840
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

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income associated with vacation ownership notes receivable — securitized	$57	$64	$105	$127
Interest income associated with vacation ownership notes receivable — non-securitized	8	3	18	9
Total interest income associated with vacation ownership notes receivable	$65	$67	$123	$136
COVID-19 Impact on Vacation Ownership Notes Receivable Reserves
We increased our vacation ownership notes receivable reserves by $52 million in the first quarter of 2020 as a result of higher actual and projected default activity related predominantly to the COVID-19 pandemic. In the fourth quarter of 2020, we increased our vacation ownership notes receivable reserve by an additional $17 million due to higher than previously expected default activity. During the first half of 2021, there were no additional increases to our vacation ownership notes receivable reserves due to the COVID-19 pandemic.

Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of reserves, and interest rates for our acquired non-securitized and securitized vacation ownership notes receivable at June 30, 2021.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2021, remaining	$2	$27	$29
2022	4	55	59
2023	4	56	60
2024	4	56	60
2025	4	53	57
Thereafter	19	178	197
Balance at June 30, 2021	$37	$425	$462
Weighted average stated interest rate	13.8%	14.1%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following table summarizes activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2020	$39	$21	$60
Securitizations	(6)	6	—
Clean-up call	3	(3)	—
Write-offs	(22)	—	(22)
Recoveries	10	—	10
Defaulted vacation ownership notes receivable repurchase activity(1)	17	(17)	—
Initial allowance for credit losses for Legacy-Welk vacation ownership notes receivable	26	25	51
(Decrease) increase in vacation ownership notes receivable reserve	(14)	11	(3)
Balance at June 30, 2021	$53	$43	$96
_________________________
(1)Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve are attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated non-securitized and securitized originated vacation ownership notes receivable at June 30, 2021.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2021, remaining	$21	$59	$80
2022	35	122	157
2023	29	125	154
2024	26	127	153
2025	23	131	154
Thereafter	175	656	831
Balance at June 30, 2021	$309	$1,220	$1,529
Weighted average stated interest rate	12.6%	12.8%	12.8%
Range of stated interest rates	0.0% to 20.9%	0.0% to 18.9%	0.0% to 20.9%
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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2020	$193	$117	$310
Increase in vacation ownership notes receivable reserve	23	19	42
Securitizations	(29)	29	—
Clean-up call	3	(3)	—
Write-offs	(30)	—	(30)
Defaulted vacation ownership notes receivable repurchase activity(1)	41	(41)	—
Balance at June 30, 2021	$201	$121	$322
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

Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.59 percent as of June 30, 2021, and 6.74 percent as of December 31, 2020. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $6 million as of June 30, 2021, and $6 million as of December 31, 2020.
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

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2021	$102	$6	$108
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2020	$100	$14	$114
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of June 30, 2021 and December 31, 2020.

	Legacy-MVW Vacation Ownership Notes Receivable
	As of June 30, 2021			As of December 31, 2020
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$7	$14	$21	$8	$25	$33
91 – 150 days past due	4	6	10	5	14	19
Greater than 150 days past due	98	—	98	95	—	95
Total past due	109	20	129	108	39	147
Current	178	1,008	1,186	231	1,011	1,242
Total vacation ownership notes receivable	$287	$1,028	$1,315	$339	$1,050	$1,389
The following table details the origination year of our Legacy-MVW vacation ownership notes receivable as of June 30, 2021.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Year of Origination
2021	$88	$81	$169
2020	36	183	219
2019	62	305	367
2018	37	200	237
2017	19	120	139
2016 and Prior	45	139	184
	$287	$1,028	$1,315

Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
At June 30, 2021 and December 31, 2020, the weighted average FICO score within our consolidated Legacy-ILG and Legacy-Welk vacation ownership notes receivable pools was 706 and 708, respectively, based upon the outstanding vacation ownership notes receivable balance at time of origination. The average estimated rate for all future defaults for our Legacy-ILG and Legacy-Welk consolidated outstanding pool of vacation ownership notes receivable was 16.33 percent as of June 30, 2021 and 14.63 percent as of December 31, 2020. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG and Legacy-Welk vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $4 million as of June 30, 2021, and $3 million as of December 31, 2020.
We use the origination of the vacation ownership notes receivable by brand (Westin, Sheraton, Hyatt, Welk) and the FICO scores of the customer as the primary credit quality indicators for our Legacy-ILG and Legacy-Welk vacation ownership notes receivable, as historical performance indicates that there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership interest they have acquired, supplemented by the FICO scores of the customers.
The following table shows our recorded investment in non-accrual Legacy-ILG and Legacy-Welk vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2021	$124	$8	$132
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2020	$109	$12	$121
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG and Legacy-Welk vacation ownership notes receivable as of June 30, 2021 and December 31, 2020.

	Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
	As of June 30, 2021			As of December 31, 2020
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$7	$15	$22	$8	$19	$27
91 – 120 days past due	3	4	7	2	7	9
Greater than 120 days past due	121	4	125	107	5	112
Total past due	131	23	154	117	31	148
Current	182	758	940	123	550	673
Total vacation ownership notes receivable	$313	$781	$1,094	$240	$581	$821
The following tables show the Legacy-ILG and Legacy-Welk acquired vacation ownership notes receivable by brand and FICO score, before reserves. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable as of June 30, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$67	$40	$3	$9	$119
Sheraton	66	61	11	26	164
Hyatt	10	7	1	1	19
Welk	147	101	1	3	252
Other	2	—	—	2	4
	$292	$209	$16	$41	$558

	Acquired Vacation Ownership Notes Receivable as of December 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$81	$48	$4	$11	$144
Sheraton	81	73	13	31	198
Hyatt	12	9	1	—	22
Other	2	1	—	2	5
	$176	$131	$18	$44	$369
The following tables detail the origination year of our Legacy-ILG and Legacy-Welk acquired vacation ownership notes receivable by brand and FICO score as of June 30, 2021. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Acquired Vacation Ownership Notes Receivable - Westin
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$—	$—	$—	$18	$19	$30	$67
600 - 699	—	—	—	10	11	19	40
< 600	—	—	—	2	—	1	3
No Score	—	—	—	2	3	4	9
	$—	$—	$—	$32	$33	$54	$119

	Acquired Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$—	$—	$—	$19	$19	$28	$66
600 - 699	—	—	—	16	16	29	61
< 600	—	—	—	7	2	2	11
No Score	—	—	—	8	7	11	26
	$—	$—	$—	$50	$44	$70	$164

	Acquired Vacation Ownership Notes Receivable - Hyatt and Other
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$—	$—	$—	$3	$2	$7	$12
600 - 699	—	—	—	1	2	4	7
< 600	—	—	—	—	—	1	1
No Score	—	—	—	—	—	3	3
	$—	$—	$—	$4	$4	$15	$23

	Acquired Vacation Ownership Notes Receivable - Welk
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$13	$32	$37	$24	$16	$25	$147
600 - 699	7	19	27	16	12	20	101
< 600	—	1	—	—	—	—	1
No Score	—	—	1	1	—	1	3
	$20	$52	$65	$41	$28	$46	$252

The following tables show the Legacy-ILG and Legacy-Welk originated vacation ownership notes receivable by brand and FICO score, before reserves. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable as of June 30, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$121	$57	$7	$26	$211
Sheraton	118	80	18	43	259
Hyatt	19	9	—	—	28
Welk	27	11	—	—	38
	$285	$157	$25	$69	$536

	Originated Vacation Ownership Notes Receivable as of December 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$109	$52	$6	$23	$190
Sheraton	106	72	16	43	237
Hyatt	16	8	—	—	24
	$231	$132	$22	$66	$451
The following tables detail the origination year of our Legacy-ILG and Legacy-Welk originated vacation ownership notes receivable by brand and FICO score as of June 30, 2021. Vacation ownership notes receivable with no FICO score primarily relate to non-U.S. resident borrowers.

	Originated Vacation Ownership Notes Receivable - Westin
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$36	$26	$49	$10	$—	$—	$121
600 - 699	12	12	27	6	—	—	57
< 600	1	2	3	1	—	—	7
No Score	10	6	9	1	—	—	26
	$59	$46	$88	$18	$—	$—	$211

	Originated Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$27	$29	$49	$13	$—	$—	$118
600 - 699	17	18	35	10	—	—	80
< 600	4	5	7	2	—	—	18
No Score	4	10	24	5	—	—	43
	$52	$62	$115	$30	$—	$—	$259

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$5	$4	$8	$2	$—	$—	$19
600 - 699	2	2	4	1	—	—	9
< 600	—	—	—	—	—	—	—
No Score	—	—	—	—	—	—	—
	$7	$6	$12	$3	$—	$—	$28

	Originated Vacation Ownership Notes Receivable - Welk
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$27	$—	$—	$—	$—	$—	$27
600 - 699	11	—	—	—	—	—	11
< 600	—	—	—	—	—	—	—
No Score	—	—	—	—	—	—	—
	$38	$—	$—	$—	$—	$—	$38

7.	FINANCIAL INSTRUMENTS
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

	At June 30, 2021		At December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable	$1,991	$2,048	$1,840	$1,886
Other assets	67	67	60	60
Total financial assets	$2,058	$2,115	$1,900	$1,946

Securitized debt, net	$(1,775)	$(1,831)	$(1,588)	$(1,653)
2025 Notes, net	(494)	(533)	(494)	(533)
2026 Notes, net	(744)	(781)	(744)	(784)
2028 Notes, net	(346)	(359)	(346)	(359)
2029 Notes, net	(493)	(507)	—	—
Term Loan, net	(775)	(772)	(873)	(864)
2022 Convertible Notes, net	(219)	(274)	(215)	(262)
2026 Convertible Notes, net	(448)	(633)	—	—
Total financial liabilities	$(5,294)	$(5,690)	$(4,260)	$(4,455)
Vacation Ownership Notes Receivable

	At June 30, 2021		At December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Securitized	$1,645	$1,695	$1,493	$1,530

Eligible for securitization	81	88	128	137
Not eligible for securitization	265	265	219	219
Non-securitized	346	353	347	356
	$1,991	$2,048	$1,840	$1,886
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
Other Assets
Other assets include $67 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Senior Notes
We estimate the fair value of our 2025 Notes, 2026 Notes, 2028 Notes, and 2029 Notes (each as defined in Footnote 13 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
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
As of June 30, 2021, a conversion premium existed for our 2022 Convertible Notes and our 2026 Convertible Notes (both as defined in Footnote 13 “Debt”). As no conversion premium existed as of June 30, 2020, there was no potential dilutive impact from our 2022 Convertible Notes for the second quarter or first half of 2020.
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

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2021(1)	June 30, 2020	June 30, 2021	June 30, 2020
Computation of Basic Earnings (Loss) Per Share Attributable to Common Shareholders
Net earnings (loss) attributable to common shareholders	$6	$(70)	$(22)	$(176)
Shares for basic earnings (loss) per share	42.9	41.2	42.1	41.4
Basic earnings (loss) per share	$0.15	$(1.68)	$(0.52)	$(4.25)
Computation of Diluted Earnings (Loss) Per Share Attributable to Common Shareholders
Net earnings (loss) attributable to common shareholders	$6	$(70)	$(22)	$(176)
Shares for basic earnings (loss) per share	42.9	41.2	42.1	41.4
Effect of dilutive shares outstanding (2)
Employee stock options and SARs	0.2	—	—	—
Restricted stock units	0.5	—	—	—
2022 Convertible Notes	0.2	—	—	—
2026 Convertible Notes	—	—	—	—
Shares for diluted earnings (loss) per share	43.8	41.2	42.1	41.4
Diluted earnings (loss) per share	$0.15	$(1.68)	$(0.52)	$(4.25)
_______________________________
(1)The computations of diluted earnings per share attributable to common shareholders exclude approximately 299,000 shares of common stock, the maximum number of shares issuable as of June 30, 2021, upon the vesting of certain performance-based awards because the performance condition required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2)For the first half of 2021, as well as the second quarter and the first half of 2020, the following potentially dilutive securities were excluded from the above calculation of diluted net loss per share attributable to common shareholders during the periods presented, as there was a net loss attributable to common shareholders and as such, the effects of including these securities would have been anti-dilutive.

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2020	June 30, 2021	June 30, 2020
Employee stock options and SARs	0.1	0.2	0.1
Restricted stock units	0.2	0.5	0.2
2022 Convertible Notes	—	0.2	—
2026 Convertible Notes	—	—	—
	0.3	0.9	0.3
In accordance with the applicable accounting guidance for calculating earnings per share, for the second quarter of 2021, we excluded from our calculation of diluted earnings per share 127,857 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise price of $173.88 of such SARs was greater than the average market price for each of the applicable periods.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At June 30, 2021	At December 31, 2020
Finished goods(1)	$824	$749
Work-in-progress	—	—
Real estate inventory	824	749
Other	9	10
	$833	$759
_________________________
(1)Represents completed inventory that is registered for sale as vacation ownership interests and inventory expected to be reacquired pursuant to estimated future foreclosures.
We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $1 million during the first half of 2021 and by $3 million during the first half of 2020.
In addition to the above, at June 30, 2021 and December 31, 2020, we had $383 million and $162 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment until the time at which they are legally registered for sale as vacation ownership products. We also have $24 million and $43 million of deposits on future purchases of inventory at June 30, 2021 and December 31, 2020, respectively, which are included in the Other assets line on our Balance Sheets.

10.	GOODWILL AND INTANGIBLES
Goodwill
The following table details the carrying amount of our goodwill at June 30, 2021 and December 31, 2020, and reflects goodwill attributed to the ILG Acquisition, which was allocated to our Vacation Ownership and our Exchange & Third-Party Management reporting units, and the Welk Acquisition, which was allocated to our Vacation Ownership reporting unit.

($ in millions)	Vacation Ownership Segment	Exchange & Third-Party Management Segment	Total Consolidated
Balance at December 31, 2020	$2,445	$372	$2,817
Welk Acquisition	299	—	299
Balance at June 30, 2021	$2,744	$372	$3,116

Q1 2021 and Q2 2021
We performed a qualitative analysis of the impact of recent events, including business and industry specific considerations, on the fair value of our reporting units and determined that interim quantitative impairment tests were not required for either of our reporting units for each of the first two quarters of 2021.
While the goodwill of our reporting units was not impaired as of the first and second quarters of 2021, we cannot assure you that goodwill will not be impaired in future periods. We will continue to monitor the operating results, cash flow forecasts, and impact from changes in market conditions, as well as impacts of the COVID-19 pandemic, for these reporting units.
Q1 2020
We recognized a non-cash impairment charge of $73 million in the Impairment line on our Income Statement during the first quarter of 2020 related to the Exchange & Third-Party Management reporting unit, which was primarily driven by the change in expected future operating results as a result of the impact of the COVID-19 pandemic.
Intangible Assets
The following table details the composition of our intangible asset balances:

($ in millions)	At June 30, 2021	At December 31, 2020
Definite-lived intangible assets
Member relationships	$671	$671
Management contracts	445	351
	1,116	1,022
Accumulated amortization	(163)	(134)
	953	888
Indefinite-lived intangible assets
Trade names	64	64
	$1,017	$952
Q1 2020
We recognized a non-cash impairment charge of $18 million in the Impairment line on our Income Statement during the first quarter of 2020 related to the indefinite-lived intangible assets in our Exchange & Third-Party Management reporting unit, which was primarily attributed to the decline in estimated near-term revenues and related recovery of long-term revenues as a result of the impact of the COVID-19 pandemic.

11.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of June 30, 2021, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $88 million, of which we expect $22 million, $39 million, $19 million, $5 million, and $3 million will be paid in the remainder of 2021, 2022, 2023, 2024, and 2025, respectively.
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
Surety bonds issued as of June 30, 2021 totaled $121 million, the majority of which were requested by federal, state, or local governments in connection with our operations.

As of June 30, 2021, we had $3 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”). In addition, as of June 30, 2021, we had $2 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $3 million, of which $1 million is included within liabilities on our Balance Sheet at June 30, 2021. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by the end of 2021.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages or guaranteed amounts of the rental revenue generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At June 30, 2021, our maximum exposure under fixed dollar guarantees was $13 million, of which $3 million, $3 million, $2 million, $2 million, $1 million, and $2 million relate to the remainder of 2021, 2022, 2023, 2024, 2025, and thereafter, respectively.
We have a commitment to a property owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the property owners’ association and the income received by the property owners’ association. The agreement will terminate on the earlier of: 1) sale of 80% of the total ownership interests; or 2) upon our written notification of termination. At June 30, 2021, our expected commitment for the remainder of 2021 is $8 million.
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
In February 2019, the owners’ association for the St. Regis, NY Club filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, was unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements.
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
We have not accrued for any of the pending matters described above and we cannot estimate a range of the potential liability associated with these pending matters, if any, at this time. We have accrued for other claims and lawsuits, but the amount accrued is not material individually or in the aggregate. For matters not requiring accrual, we do not believe that the ultimate outcome of such matters, individually or in the aggregate, will materially harm our financial position, cash flows, or overall trends in results of operations based on information currently available. However, legal proceedings are inherently uncertain, and while we believe that our accruals are adequate and/or we have valid defenses to the claims asserted, unfavorable rulings could occur that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.
Leases That Have Not Yet Commenced
During the first quarter of 2020, we entered into a finance lease arrangement for our new global headquarters in Orlando, Florida. The initial lease term is approximately 16 years with total lease payments of $129 million for the aforementioned period. During 2020, in response to the COVID-19 pandemic and our ongoing evaluation of future space needs, we entered into a standstill arrangement with the developer/lessor, which expired in June 2021. During the second quarter of 2021, we amended our lease agreement with the developer/lessor and expect the new office building to be completed in 2023. Upon commencement of the lease term, a right-of-use asset and corresponding liability will be recorded on our balance sheet.

12.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2021	At December 31, 2020
Vacation ownership notes receivable securitizations, gross(1)	$1,794	$1,604
Unamortized debt discount and issuance costs	(19)	(16)
	$1,775	$1,588
_________________________
(1)Interest rates as of June 30, 2021 range from 1.5% to 4.4%, with a weighted average interest rate of 2.5%
All of our securitized debt is non-recourse to us. See Footnote 16 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows scheduled future principal payments for our securitized debt as of June 30, 2021.

Vacation Ownership Notes Receivable Securitizations
($ in millions)
Payments Year
2021, remaining	$92
2022	187
2023	193
2024	197
2025	200
Thereafter	925
$1,794

Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the second quarter of 2021, and as of June 30, 2021, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of June 30, 2021, we had 13 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
During the second quarter of 2021, we completed the securitization of a pool of $434 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $425 million in vacation ownership loan backed notes from MVW 2021-1W LLC (the “2021-1W LLC”). Four classes of vacation ownership loan backed notes were issued by the 2021-1W LLC: $207 million of Class A Notes, $107 million of Class B Notes, $80 million of Class C Notes, and $31 million of Class D Notes. The Class A Notes have an interest rate of 1.14 percent, the Class B Notes have an interest rate of 1.44 percent, the Class C Notes have an interest rate of 1.94 percent, and the Class D Notes have an interest rate of 3.17 percent, for an overall weighted average interest rate of 1.52 percent. Of the $425 million in proceeds from the transaction, $8 million was used to pay transaction expenses and fund required reserves, and the remainder will be used for general corporate purposes. In connection with the 2021-1W securitization, we redeemed certain remaining vacation ownership notes receivable securitizations from 2014 and 2015, as well as certain vacation ownership notes receivable securitizations acquired as part of the Welk Acquisition.
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), which has a borrowing capacity of $350 million, allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. During the second quarter of 2021, we amended certain agreements associated with this facility, and as a result, the revolving period was extended from December 20, 2021 to April 21, 2023 and the interest rate increased from primarily LIBOR plus 1.1% to primarily LIBOR plus 1.35%. Our borrowing capacity was not modified by these amendments. The amended facility expands our ability to monetize vacation ownership notes receivable loans originated by Welk. The other terms are substantially similar to those in effect prior to the execution of the amendments. As of June 30, 2021, there were no cash borrowings outstanding under our Warehouse Credit Facility.

13.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2021	At December 31, 2020
Senior Secured Notes
2025 Notes	$500	$500
Unamortized debt discount and issuance costs	(6)	(6)
	494	494
Senior Unsecured Notes
2026 Notes	750	750
Unamortized debt discount and issuance costs	(6)	(6)
	744	744

2028 Notes	350	350
Unamortized debt discount and issuance costs	(4)	(4)
	346	346

2029 Notes	500	—
Unamortized debt discount and issuance costs	(7)	—
	493	—
Corporate Credit Facility
Term Loan	784	884
Unamortized debt discount and issuance costs	(9)	(11)
	775	873
Convertible Notes
2022 Convertible Notes	230	230
Unamortized debt discount and issuance costs	(11)	(15)
	219	215

2026 Convertible Notes	575	—
Unamortized debt discount and issuance costs	(127)	—
	448	—

Finance Leases	9	8
	$3,528	$2,680
The following table shows scheduled future principal payments for our debt, excluding finance leases, as of June 30, 2021.

($ in millions)	2025 Notes	2026 Notes	2028 Notes	2029 Notes	Term Loan	2022 Convertible Notes	2026 Convertible Notes	Total
Payments Year
2021, remaining	$—	$—	$—	$—	$—	$—	$—	$—
2022	—	—	—	—	—	230	—	230
2023	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—
2025	500	—	—	—	784	—	—	1,284
Thereafter	—	750	350	500	—	—	575	2,175
	$500	$750	$350	$500	$784	$230	$575	$3,689

Senior Notes
Our senior notes include:
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
•$500 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2029 issued in the second quarter of 2021 with a maturity date of June 15, 2029 (the “2029 Notes”).
Issuance of Senior Unsecured Notes
The 2029 Notes were issued under an indenture dated June 21, 2021 with The Bank of New York Mellon Trust Company, N.A., as trustee. We received net proceeds of $493 million from the offering, after deducting the underwriting fees and transaction expenses. We intend to use these proceeds to redeem a portion of the 2026 Notes and pay transaction expenses and fees in connection with the transaction. We will pay interest on the 2029 Notes on June 15 and December 15 of each year, commencing on December 15, 2021. We may redeem some or all of the 2029 Notes prior to maturity under the terms provided in the indenture.
During the second quarter of 2021, we delivered a redemption notice of $500 million aggregate principal amount of the issued and outstanding 2026 Notes pursuant to the terms of the indenture governing the 2026 Notes. On July 7, 2021, subsequent to the end of the second quarter of 2021, we redeemed, prior to maturity, $500 million aggregate principal amount of the 2026 Notes. In connection with this redemption, we expect to incur total charges of approximately $26 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which will be recorded in the third quarter of 2021.
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
In 2020, we entered into a waiver (the “Waiver”) to the agreement that governs our Corporate Credit Facility, which, among other things, suspended the requirement to comply with the leverage covenant in the Revolving Corporate Credit Facility, commencing with the fiscal quarter ending June 30, 2020. The initial suspension period included in the Waiver was up to four quarters, however in February 2021, we further amended the agreement governing our Corporate Credit Facility to extend the suspension period included in the Waiver through the end of 2021. We are required to maintain monthly minimum liquidity of at least $300 million until the later of December 31, 2021 or the end of the suspension period. In addition, for the duration of the period during which the waiver of the leverage covenant remains in effect, we are prohibited from making certain restricted payments, including share repurchases and dividends. While we are currently evaluating whether to terminate the Waiver early, if we are not in compliance with the leverage covenant at the end of the suspension period, we will seek to negotiate with our lenders to amend such covenant, as needed.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625 percent and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480 percent and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000 percent and a floor strike rate of 1.8810 percent through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of June 30, 2021 and December 31, 2020. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.

The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments during the first and second quarters of 2021 and 2020:

($ in millions)	2021	2020
Derivative instrument adjustment balance, January 1	$(39)	$(21)
Other comprehensive gain (loss) before reclassifications	6	(24)
Reclassification to Income Statement	—	—
Net other comprehensive income (loss)	6	(24)
Derivative instrument adjustment balance, March 31	(33)	(45)
Other comprehensive gain (loss) before reclassifications	3	(1)
Reclassification to Income Statement	—	—
Net other comprehensive income (loss)	3	(1)
Derivative instrument adjustment balance, June 30	$(30)	$(46)
Convertible Notes
2022 Convertible Notes
During 2017, we issued $230 million of aggregate principal amount of convertible senior notes (the “2022 Convertible Notes”) that bear interest at a rate of 1.50 percent, payable in cash semi-annually. The 2022 Convertible Notes mature on September 15, 2022, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of June 30, 2021 to 6.8115 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to a conversion price of $146.81 per share of our common stock), as a result of the dividends that have been declared since issuance that were greater than the quarterly dividend when the 2022 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the 2022 Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount. As of June 30, 2021, the effective interest rate was 4.73% and the remaining discount amortization period was 1.2 years.
The following table shows the net carrying value of the 2022 Convertible Notes.

($ in millions)	At June 30, 2021	At December 31, 2020
Liability component
Principal amount	$230	$230
Unamortized debt discount	(9)	(13)
Unamortized debt issuance costs	(2)	(2)
Net carrying amount of the liability component	$219	$215

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the 2022 Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Contractual interest expense	$1	$1	$2	$2
Amortization of debt discount	2	2	4	4
	$3	$3	$6	$6
2022 Convertible Note Hedges and Warrants
In connection with the offering of the 2022 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2022 Convertible Note Hedges”), covering a total of approximately 1.5 million shares of our common stock, and warrant transactions (“2022 Warrants”), whereby we sold to the counterparties to the 2022 Convertible Note Hedges warrants to acquire approximately 1.5 million shares of our common stock. As of June 30, 2021, the strike prices of the 2022 Convertible Note Hedges and the

2022 Warrants were subject to adjustment to approximately $148.91 and $177.55, respectively, and no 2022 Convertible Note Hedges or 2022 Warrants have been exercised.
2026 Convertible Notes
During the first quarter of 2021, we issued $575 million aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). The 2026 Convertible Notes are governed by an indenture dated February 2, 2021 (the Indenture) among the Company, Marriott Ownership Resorts, Inc. and the other guarantors party thereto (the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). We received net proceeds from the offering of approximately $530 million after adjusting for debt issuance costs, including the discount to the initial purchasers, the cost of the 2026 Convertible Note Hedges, and proceeds from the 2026 Warrants (both as defined below).
The 2026 Convertible Notes will not bear regular interest and will mature on January 15, 2026, unless earlier repurchased or converted in accordance with their terms prior to that date. On or after October 15, 2025, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the 2026 Convertible Notes, holders may convert their 2026 Convertible Notes at their option. The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of June 30, 2021 to 5.8476 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $171.01 per share of our common stock). Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the 2026 Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
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

There are no financial or operating covenants related to the 2026 Convertible Notes. The indenture governing these notes contains customary events of default with respect to the 2026 Convertible Notes and provides that upon the occurrence and continuation of certain events of default, the Trustee or the holders of at least 25 percent in aggregate principal amount of the 2026 Convertible Notes then outstanding may declare all principal of and accrued and any unpaid interest on the 2026 Convertible Notes then outstanding to be immediately due and payable. In case of certain events of bankruptcy or insolvency involving the Company, all of the principal of and accrued and unpaid interest on the 2026 Convertible Notes will automatically become immediately due and payable.
In accounting for the issuance of the 2026 Convertible Notes, we separated the 2026 Convertible Notes into liability and equity components and allocated $449 million to the liability component and $126 million to the equity component. The resulting debt discount is amortized as interest expense. As of June 30, 2021, the effective interest rate was 4.96% and the remaining debt discount amortization period was 4.5 years. We had debt issuance costs, including initial purchasers’ discount to underwriters, of $15 million related to the 2026 Convertible Notes, which were allocated to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the 2026 Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in shareholders’ equity.
The following table shows the net carrying value of the 2026 Convertible Notes.

($ in millions)	At June 30, 2021	At December 31, 2020
Liability component
Principal amount	$575	$—
Unamortized debt discount	(116)	—
Unamortized debt issuance costs	(11)	—
Net carrying amount of the liability component	$448	$—

Carrying amount of equity component, net of issuance costs	$117	$—
The following table shows interest expense information related to the 2026 Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Amortization of debt discount	$5	$—	$10	$—
Amortization of debt issuance costs	1	—	1	—
	$6	$—	$11	$—
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock with certain counterparties (the “2026 Convertible Note Hedges”), covering a total of 3.4 million shares of our common stock at a cost of $100 million. The 2026 Convertible Note Hedges are subject to anti-dilution provisions substantially similar to those of the 2026 Convertible Notes, have a strike price that initially corresponds to the initial conversion price of the 2026 Convertible Notes, are exercisable by us upon any conversion under the 2026 Convertible Notes, and expire when the 2026 Convertible Notes mature. The cost of the 2026 Convertible Note Hedges is expected to be tax deductible as an original issue discount over the life of the 2026 Convertible Notes, as the 2026 Convertible Notes and the 2026 Convertible Note Hedges represent an integrated debt instrument for tax purposes. The cost of the 2026 Convertible Note Hedges was recorded as a reduction of Additional paid-in capital on our Balance Sheet.
Concurrently with the entry into the 2026 Convertible Note Hedges, we separately entered into privately-negotiated warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock at an initial strike price of $213.76 per share. We received aggregate proceeds of $70 million from the sale of the 2026 Warrants to the counterparties. The proceeds from the issuance of the 2026 Warrants were recorded as an increase to Additional paid-in capital on our Balance Sheet.
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
The 2026 Convertible Notes, the 2026 Convertible Note Hedges, and the 2026 Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of June 30, 2021, no 2026 Convertible Notes or 2026 Warrants have been exercised.
Security and Guarantees
Amounts borrowed under the Corporate Credit Facility and the 2025 Notes, as well as obligations with respect to letters of credit issued pursuant to the Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. In addition, the Corporate Credit Facility, the 2026 Convertible Notes, the 2025 Notes, the 2026 Notes, the 2028 Notes, and the 2029 Notes are guaranteed by MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding bankruptcy remote special purpose subsidiaries.

14.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 30, 2021, there were 75,457,876 shares of Marriott Vacations Worldwide common stock issued, of which 42,706,710 shares were outstanding and 32,751,166 shares were held as treasury stock. At December 31, 2020, there were 75,279,061 shares of Marriott Vacations Worldwide common stock issued, of which 41,094,248 shares were outstanding and 34,184,813 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 30, 2021 or December 31, 2020.
Dividends
Due to the impact of the COVID-19 pandemic, we temporarily suspended cash dividends. Any future dividend payments will be subject to both the restrictions imposed under the Waiver and other agreements covering our debt, and Board approval. There can be no assurance that we will pay dividends in the future.
Noncontrolling Interests - Property Owners’ Associations
We consolidate certain property owners’ associations. Noncontrolling interests represent the portion of the property owners’ associations related to individual or third-party vacation ownership interest owners. Noncontrolling interests of $30 million and $31 million, as of June 30, 2021 and December 31, 2020, respectively, are included on our Balance Sheets as a component of equity.

15.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of June 30, 2021, approximately 1.5 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Service-based RSUs	$9	$7	$15	$11
Performance-based RSUs	2	1	3	(1)
ILG Acquisition Converted RSUs	—	—	—	1
	11	8	18	11
SARs	3	1	4	2
	$14	$9	$22	$13

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At June 30, 2021	At December 31, 2020
Service-based RSUs	$40	$27
Performance-based RSUs	3	6
	43	33
SARs	6	1
	$49	$34
Restricted Stock Units
We granted 170,550 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $169.31, to our employees and non-employee directors during the first half of 2021.
Stock Appreciation Rights
We granted 127,857 SARs, with a weighted average grant-date fair value of $70.66 and a weighted average exercise price of $173.88, to members of management during the first half of 2021. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first half of 2021:

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

The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at June 30, 2021:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,645	$—	$1,645
Interest receivable	11	—	11
Restricted cash	70	—	70
Total	$1,726	$—	$1,726
Consolidated Liabilities
Interest payable	$2	$—	$2
Securitized Debt	1,794	—	1,794
Total	$1,796	$—	$1,796
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the second quarter of 2021:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$57	$—	$57
Interest expense to investors	$11	$1	$12
Debt issuance cost amortization	$2	$—	$2
Administrative expenses	$1	$—	$1
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first half of 2021:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$105	$—	$105
Interest expense to investors	$22	$1	$23
Debt issuance cost amortization	$3	$1	$4
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$421	$—
Principal receipts	286	232
Interest receipts	108	107
Reserve release	108	—
Total	923	339
Cash Outflows
Principal to investors	(290)	(238)
Voluntary repurchases of defaulted vacation ownership notes receivable	(58)	(35)
Voluntary clean-up call	(72)	—
Interest to investors	(22)	(25)
Funding of restricted cash	(109)	—
Total	(551)	(298)
Net Cash Flows	$372	$41
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
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$—	$315
Principal receipts	—	32
Interest receipts	—	14
Total	—	361
Cash Outflows
Principal to investors	—	(27)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(2)
Interest to investors	(1)	(3)
Funding of restricted cash	—	(1)
Total	(1)	(33)
Net Cash Flows	$(1)	$328
Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California, that we currently manage as Marriott Vacation Club Pulse, San Francisco. We expect to acquire the operating property over time and as of June 30, 2021 are committed to make payments for the operating property as follows: $25 million in 2022 and $32 million in 2023. See Footnote 3 “Acquisitions and Dispositions” for information on the purchases that occurred during the first quarters of 2021 and 2020. We are required to purchase the property from the third-party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property to another party at a higher price. Accordingly, we have not consolidated the VIE. As of June 30, 2021, our Balance Sheet reflected $2 million in Accounts Receivable, including a note receivable of less than $1 million, and $10 million in Other assets for a deposit related to the future acquisition of a portion of this property. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $12 million as of June 30, 2021.

We have a commitment to purchase a property located in Waikiki, Hawaii, which was assigned to a third party during 2020. If we are unable to negotiate a capital efficient inventory arrangement, we are committed to purchase the property, in its then current form, for $104 million in 2022, unless it has been sold to another party. The property is held by a VIE for which we are not the primary beneficiary as we do not control the operations of the VIE. Accordingly, we have not consolidated the VIE. As of June 30, 2021, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of less than $1 million. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $1 million as of June 30, 2021.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At June 30, 2021, the value of the assets held in the rabbi trust was $67 million, which is included in the Other line within assets on our Balance Sheets.

17.	BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments:
•Vacation Ownership includes a diverse portfolio of resorts that includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand and we have a license to use the St. Regis brand for specified fractional ownership resorts. In addition, as part of the Welk Acquisition, we acquired a short-term license to use the Welk brand in connection with the continued operations of that business. MVW intends to rebrand all Welk resorts as Hyatt-branded resorts once it has obtained all necessary approvals.
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

Revenues

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Vacation Ownership	$883	$405	$1,544	$1,313
Exchange & Third-Party Management	86	58	172	165
Total segment revenues	969	463	1,716	1,478
Corporate and other	10	17	22	12
	$979	$480	$1,738	$1,490
Adjusted EBITDA and Reconciliation to Net Loss Attributable to Common Shareholders

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Adjusted EBITDA Vacation Ownership	$182	$(19)	$250	$128
Adjusted EBITDA Exchange & Third-Party Management	37	19	78	60
Reconciling items:
Corporate and other	(55)	(10)	(95)	(60)
Interest expense	(44)	(42)	(87)	(75)
Tax (provision) benefit	(27)	19	(16)	77
Depreciation and amortization	(36)	(31)	(77)	(63)
Share-based compensation expense	(14)	(9)	(22)	(13)
Certain items	(37)	3	(53)	(230)
Net income (loss) attributable to common shareholders	$6	$(70)	$(22)	$(176)
Assets

($ in millions)	At June 30, 2021	At December 31, 2020
Vacation Ownership	$7,805	$6,859
Exchange & Third-Party Management	922	951
Total segment assets	8,727	7,810
Corporate and other	1,687	1,088
	$10,414	$8,898
We conduct business globally, and our operations outside the United States represented approximately 10 percent and 7 percent of our revenues, excluding cost reimbursements, for the three months ended June 30, 2021 and June 30, 2020, respectively, and 9 percent and 11 percent of our revenues, excluding cost reimbursements, for the six months ended June 30, 2021 and June 30, 2020, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations; business strategies, such as our plans to continue to increase focus on sales to first-time buyers; financing plans; competitive position; potential growth opportunities; potential operating performance improvements, including expectations that contract sales and rental occupancies will continue to improve throughout 2021 and that interest income will begin to increase in the remainder of 2021; the effects of competition; and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the COVID-19 pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: the effects of the COVID-19 pandemic, including reduced demand for vacation ownership and exchange products and services, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other government-imposed travel or health-related restrictions; the length and severity of the COVID-19 pandemic, including its short and longer-term impact on the demand for travel and on consumer confidence; the impact of the availability and distribution of effective vaccines on the demand for travel and consumer confidence; the effectiveness of available vaccines against variants of the virus, including the Delta variant; the pace of recovery following the COVID-19 pandemic or as effective treatments or vaccines become widely available; competitive conditions; the availability of capital to finance growth; the effects of steps we have taken and may continue to take to reduce operating costs and/or enhance health and cleanliness protocols at our resorts due to the COVID-19 pandemic; political or social strife, and other matters referred to under the heading “Risk Factors” contained herein and also in our most recent Annual Report on Form 10-K, and which may be discussed in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”), any of which could cause actual results to differ materially from those expressed or implied herein. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Our Vacation Ownership segment includes seven vacation ownership brands licensed under exclusive, long-term relationships with Marriott International and Hyatt Hotels Corporation. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand and we have a license to use the St. Regis brand for specified fractional ownership resorts. In addition, as part of our acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), we acquired a short-term license to use the Welk brand in connection with the continued operations of that business. We intend to rebrand all Welk resorts as Hyatt-branded resorts once we obtain all necessary approvals.

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
Acquisition of Welk
On April 1, 2021, we completed the Welk Acquisition, after which Welk became our indirect wholly-owned subsidiary. The Financial Statements in this report include Welk’s results of operations for the three months ended June 30, 2021 and reflect the financial position of our combined company at June 30, 2021. We refer to Welk’s business and brands that we acquired as “Legacy-Welk.”
COVID-19 Pandemic Update
The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets. At this time, our businesses continue to ramp up, with the majority of our sales centers, resorts, and other properties having reopened. While our contract sales and financial results remain below pre-pandemic levels, we have continued to experience significant sequential improvement each quarter as we progressed through 2020 and into 2021. We expect that sequential improvement to continue across our businesses as we move throughout 2021. We discuss the COVID-19 pandemic and its current and potential future implications in this report; however, the COVID-19 pandemic, and any recovery therefrom, is evolving and its potential impact on our business in the future remains uncertain.
Significant Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of vacation ownership products (“VOIs”) when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of the contracts with the customer and business practices, control of the vacation ownership product is transferred to the customer at closing for Legacy-MVW and Legacy-Welk transactions and upon expiration of the statutory rescission period for Legacy-ILG transactions. Sales of vacation ownership products may be made for cash or we may provide financing. In addition, we recognize settlement fees associated with the transfer of vacation ownership products and commission revenues from sales of vacation ownership products on behalf of third parties, which we refer to as “resales revenue.”
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
Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020
Average FICO score	733	737
The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten years. Included within our vacation ownership notes receivable are originated vacation ownership notes receivable and vacation ownership notes receivable acquired in connection with the ILG Acquisition and the Welk Acquisition.

The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. Financing expenses include costs to support the financing, servicing and securitization processes and changes in expected credit losses related to acquired vacation ownership notes receivable. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which, for originated vacation ownership notes receivable, is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of finance contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 52 percent in the second quarter of 2021 and 37 percent in the second quarter of 2020; the higher financing propensity in the second quarter of 2021 is due to a higher percentage of sales during this period to first-time-buyers, who tend to have a higher financing propensity. Going forward, we expect to continue to shift back to an increased focus on sales to first-time buyers, which should further increase propensity and increase interest income as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Six Months Ended
	June 30, 2021	June 30, 2020
Historical default rates	2.4%	2.9%
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
In our Exchange & Third-Party Management segment, we offer vacation rental opportunities at managed properties through VRI, TPI, and Aqua-Aston. We also offer vacation rental offers knows as Getaways to members of the Interval International Network and certain other membership programs. The offering of Getaways allows us to monetize excess availability of resort accommodations within the applicable exchange network, as well as provide additional vacation opportunities to members. Resort accommodations available as Getaways typically result from seasonal oversupply or underutilized space in the applicable exchange program, as well as resort accommodations specifically sourced for the Getaways program.

Rental expenses include:
•Maintenance and other fees on unsold inventory;
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
Transaction and Integration Costs
Transaction and integration costs represent costs related to the acquisitions of ILG and Welk, primarily for financial advisory, legal, and other professional service fees, as well as certain tax related accruals. Transaction and integration costs also include charges for employee retention, severance and other termination related benefits, fees paid to change management consultants and technology-related costs related to the integration and transformation of ILG and Welk.
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

Consolidated Results

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES
Sale of vacation ownership products	$296	$53	$459	$311
Management and exchange	220	145	413	372
Rental	121	18	210	153
Financing	68	70	127	142
Cost reimbursements	274	194	529	512
TOTAL REVENUES	979	480	1,738	1,490
EXPENSES
Cost of vacation ownership products	67	23	107	83
Marketing and sales	164	49	273	219
Management and exchange	126	85	243	236
Rental	81	73	163	171
Financing	21	23	42	61
General and administrative	66	19	112	89
Depreciation and amortization	36	31	77	63
Litigation charges	3	—	6	2
Royalty fee	27	23	52	49
Impairment	5	1	5	96
Cost reimbursements	274	194	529	512
TOTAL EXPENSES	870	521	1,609	1,581
(Losses) gains and other (expense) income, net	(2)	14	4	(42)
Interest expense	(44)	(42)	(87)	(75)
Transaction and integration costs	(29)	(12)	(48)	(36)
Other	1	—	1	—
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	35	(81)	(1)	(244)
(Provision for) benefit from income taxes	(27)	19	(16)	77
NET INCOME (LOSS)	8	(62)	(17)	(167)
Net income attributable to noncontrolling interests	(2)	(8)	(5)	(9)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6	$(70)	$(22)	$(176)
Operating Statistics
2021 Second Quarter

	Three Months Ended
(Contract sales $ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Vacation Ownership
Total contract sales	$372	$30	$342	NM
Consolidated contract sales	$362	$30	$332	NM
Joint venture contract sales	$10	$—	$10	NM
Exchange & Third-Party Management
Total active members at end of period (000's)(1)	1,321	1,571	(250)	(16%)
Average revenue per member(1)	$46.36	$30.17	$16.19	54%
_______________
(1)Only includes members of the Interval International exchange network.
NM Not meaningful

2021 First Half

	Six Months Ended
(Contract sales $ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Vacation Ownership
Total contract sales	$604	$345	$259	75%
Consolidated contract sales	$588	$336	$252	75%
Joint venture contract sales	$16	$9	$7	71%
Exchange & Third-Party Management
Total active members at end of period (000's)(1)	1,321	1,571	(250)	(16%)
Average revenue per member(1)	$93.77	$71.74	$22.03	31%
_______________
(1)Only includes members of the Interval International exchange network.
Revenues
2021 Second Quarter
The following table presents our revenues for the second quarter of 2021 compared to the second quarter of 2020.

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Vacation Ownership	$883	$405	$478	118%
Exchange & Third-Party Management	86	58	28	51%
Total Segment Revenues	969	463	506	110%
Consolidated Property Owners’ Associations	10	17	(7)	(48%)
Total Revenues	$979	$480	$499	104%
2021 First Half
The following table presents our revenues for the first half of 2021 compared to the first half of 2020.

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Vacation Ownership	$1,544	$1,313	$231	18%
Exchange & Third-Party Management	172	165	7	5%
Total Segment Revenues	1,716	1,478	238	16%
Consolidated Property Owners’ Associations	22	12	10	75%
Total Revenues	$1,738	$1,490	$248	17%

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
EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do or may not calculate them at all, limiting their usefulness as comparative measures. The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with Net income (loss) attributable to common shareholders, which is the most directly comparable GAAP financial measure.
2021 Second Quarter

	Three Months Ended		Change
($ in millions)	June 30, 2021	June 30, 2020		% Change
Net income (loss) attributable to common shareholders	$6	$(70)	$76	109%
Interest expense	44	42	2	6%
Provision for (benefit from) income taxes	27	(19)	46	NM
Depreciation and amortization	36	31	5	15%
EBITDA	113	(16)	129	NM
Share-based compensation expense	14	9	5	41%
Certain items	37	(3)	40	NM
Adjusted EBITDA	$164	$(10)	$174	NM
Certain items for the second quarter of 2021 consisted of $29 million of transaction and integration costs (including $25 million of ILG acquisition and integration related costs and $3 million of Welk acquisition related costs), $5 million of impairment charges, $3 million of litigation charges, $2 million of purchase accounting adjustments, and $2 million of losses and other expense, partially offset by $2 million to eliminate the impact of consolidating certain property owners’ associations, and $2 million of activity related to the accrual for health and welfare costs for furloughed associates.
Certain items for the second quarter of 2020 consisted of $14 million of gains and other income and $2 million related to VAT charges, partially offset by $12 million of transaction and integration costs and $1 million of asset impairment charges.

2021 First Half

	Six Months Ended		Change
($ in millions)	June 30, 2021	June 30, 2020		% Change
Net loss attributable to common shareholders	$(22)	$(176)	$154	88%
Interest expense	87	75	12	16%
Provision for (benefit from) income taxes	16	(77)	93	NM
Depreciation and amortization	77	63	14	22%
EBITDA	158	(115)	273	NM
Share-based compensation expense	22	13	9	68%
Certain items	53	230	(177)	(77%)
Adjusted EBITDA	$233	$128	$105	82%
Certain items for the first half of 2021 consisted of $48 million of transaction and integration costs (including $42 million of ILG acquisition and integration related costs and $5 million of Welk acquisition related costs), $6 million of litigation charges, $5 million of impairment charges, and $2 million of purchase accounting adjustments, partially offset by $4 million of gains and other income (including $6 million of foreign currency translation gains, partially offset by $2 million of tax related charges), $2 million to eliminate the impact of consolidating certain property owners’ associations, and $2 million of activity related to the accrual for health and welfare costs for furloughed associates.
Certain items for the first half of 2020 consisted of $96 million of asset impairment charges, $48 million of other charges (including $37 million related to the net sales reserve adjustment and $11 million related to an accrual for the health and welfare costs for furloughed associates), $42 million of losses and other expense, $36 million of transaction and integration costs (including $33 million of ILG acquisition and integration related costs and $3 million of transaction costs related to our asset light inventory arrangements), $4 million related to VAT charges, $2 million of purchase accounting adjustments, and $2 million of litigation charges.
Segment Adjusted EBITDA
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Vacation Ownership	$182	$(19)	$201	NM
Exchange & Third-Party Management	37	19	18	94%
Segment adjusted EBITDA	219	—	219	NM
General and administrative	(56)	(13)	(43)	NM
Consolidated property owners’ associations	1	3	(2)	NM
Adjusted EBITDA	$164	$(10)	$174	NM
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Vacation Ownership	$250	$128	$122	94%
Exchange & Third-Party Management	78	60	18	31%
Segment adjusted EBITDA	328	188	140	74%
General and administrative	(95)	(64)	(31)	(49%)
Consolidated property owners’ associations	—	4	(4)	NM
Adjusted EBITDA	$233	$128	$105	82%
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.

Vacation Ownership
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Segment adjusted EBITDA	$182	$(19)	$201	NM
Depreciation and amortization	(23)	(20)	(3)	(17%)
Share-based compensation expense	(2)	(1)	(1)	(5%)
Certain items	(6)	4	(10)	NM
Segment financial results	$151	$(36)	$187	NM
Certain items in the Vacation Ownership segment for the second quarter of 2021 consisted of $3 million of litigation charges, $2 million of purchase accounting adjustments and $1 million of transaction and integration costs.
Certain items in the Vacation Ownership segment for the second quarter of 2020 consisted of $5 million of gains and other income, partially offset by a $1 million asset impairment charge.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Segment adjusted EBITDA	$250	$128	$122	94%
Depreciation and amortization	(42)	(41)	(1)	(5%)
Share-based compensation expense	(3)	(2)	(1)	(21%)
Certain items	(10)	(43)	33	76%
Segment financial results	$195	$42	$153	NM
Certain items in the Vacation Ownership segment for the first half of 2021 consisted primarily of $6 million of litigation charges, $2 million of purchase accounting adjustments, $1 million of transaction and integration costs, and $1 million of restructuring costs.
Certain items in the Vacation Ownership segment for the first half of 2020 consisted of $37 million related to a net sales reserve adjustment due primarily to the impact of the COVID-19 pandemic, $5 million of asset impairment charges, $3 million related to transaction costs associated with our asset light inventory arrangements, $2 million of purchase accounting adjustments, and $2 million of litigation charges, partially offset by $6 million of gains and other income.
Exchange & Third-Party Management
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Segment adjusted EBITDA	$37	$19	$18	94%
Depreciation and amortization	(9)	(7)	(2)	(12%)
Share-based compensation expense	(1)	—	(1)	(4%)
Certain items	—	(1)	1	59%
Segment financial results	$27	$11	$16	177%
Certain items in the Exchange & Third-Party Management segment for the second quarter of 2020 consisted of $1 million of losses and other expense.

2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Segment adjusted EBITDA	$78	$60	$18	31%
Depreciation and amortization	(29)	(16)	(13)	(69%)
Share-based compensation expense	(1)	(1)	—	11%
Certain items	—	(91)	91	100%
Segment financial results	$48	$(48)	$96	199%
Certain items in the Exchange & Third-Party Management segment for the first half of 2020 consisted of $91 million of impairment charges related to Goodwill and certain trademarks resulting from the impact of the COVID-19 pandemic.
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 17 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES
Sale of vacation ownership products	$296	$53	$459	$311
Resort management and other services	123	73	217	185
Rental	110	12	187	134
Financing	68	69	127	140
Cost reimbursements	286	198	554	543
TOTAL REVENUES	883	405	1,544	1,313
EXPENSES
Cost of vacation ownership products	67	23	107	83
Marketing and sales	164	49	273	219
Resort management and other services	46	22	81	78
Rental	95	87	191	194
Financing	21	23	42	60
Depreciation and amortization	23	20	42	41
Litigation charges	3	—	6	2
Restructuring	—	—	1	—
Royalty fee	27	23	52	49
Impairment	—	1	—	5
Cost reimbursements	286	198	554	543
TOTAL EXPENSES	732	446	1,349	1,274
Gains and other income, net	—	5	—	6
Transaction and integration costs	(1)	—	(1)	(3)
Other	1	—	1	—
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	151	(36)	195	42
Net income attributable to noncontrolling interests	—	—	—	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$151	$(36)	$195	$42

Contract Sales
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Total consolidated contract sales	$362	$30	$332	NM
Joint venture contract sales	10	—	10	NM
Total contract sales	$372	$30	$342	NM
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Total consolidated contract sales	$588	$336	$252	75%
Joint venture contract sales	16	9	7	71%
Total contract sales	$604	$345	$259	75%
Sale of Vacation Ownership Products
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Total contract sales	$372	$30	$342	NM
Less resales contract sales	(7)	(1)	(6)
Less joint venture contract sales	(10)	—	(10)
Consolidated contract sales, net of resales	355	29	326
Plus:
Settlement revenue	8	2	6
Resales revenue	1	1	—
Revenue recognition adjustments:
Reportability	(17)	32	(49)
Sales reserve	(28)	(9)	(19)
Other(1)	(23)	(2)	(21)
Sale of vacation ownership products	$296	$53	$243	459%
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Sale of vacation ownership products increased $243 million due primarily to $326 million of higher consolidated contract sales volume, net of resales (including $31 million from the acquisition of Welk), partially offset by a $49 million unfavorable change in revenue reportability, $21 million of higher sales incentives issued and $19 million of higher sales reserve activity (higher sales incentives and higher sales reserve activity were both driven by the higher contract sales volumes year-over-year).
The higher contract sales performance reflects the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter, as well as the inclusion of Welk in the second quarter of 2021. With the reopening of many of our sales centers throughout 2020 and during the first half of 2021, our contract sales volumes have continued to improve on a sequential basis each quarter and we expect that improvement to continue through the remainder of 2021.
Revenue reportability was negative in the second quarter of 2021. While we benefited from contract sales in the first quarter of 2021 being recognized as revenue in the second quarter of 2021 given the increasing contract sales volumes due to reopening of our sales centers and our continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic, we saw a higher shift of contract sales late in the second quarter of 2021 into the third quarter for revenue recognition. In contrast, revenue reportability was significantly positive in the second quarter of 2020. The second quarter of 2020 benefited from the contract sales from late in the first quarter of 2020 that were recognized as revenue in 2020.

However, it was not impacted by an offsetting shift of revenues into the third quarter, given the low contract sales volumes in the second quarter of 2020 resulting from the impact of the COVID-19 pandemic.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Total contract sales	$604	$345	$259	75%
Less resales contract sales	(12)	(8)	(4)
Less joint venture contract sales	(16)	(9)	(7)
Consolidated contract sales, net of resales	576	328	248
Plus:
Settlement revenue	13	8	5
Resales revenue	3	5	(2)
Revenue recognition adjustments:
Reportability	(53)	66	(119)
Sales reserve	(42)	(80)	38
Other(1)	(38)	(16)	(22)
Sale of vacation ownership products	$459	$311	$148	48%
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Sale of vacation ownership products increased $148 million due primarily to $248 million of higher consolidated contract sales volume, net of resales (including $31 million from the acquisition of Welk) and $38 million of lower sales reserve activity, offset partially by a $119 million unfavorable change in revenue reportability, and $22 million of higher sales incentives issued (higher sales incentives issued were driven by the higher contract sales volumes year-over-year).
The higher contract sales performance reflect the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter. With the reopening of many of our sales centers throughout 2020 and during the first half of 2021, our contract sales volumes have continued to improve on a sequential basis each quarter and we expect that improvement to continue through the remainder of 2021.
The lower sales reserve recorded in the first half of 2021 reflects the prior year increase made in the sales reserve to take into account higher expected default and delinquency activity as a result of the COVID-19 pandemic.
Revenue reportability was negative in the first half of 2021. While we benefited from contract sales in the fourth quarter of 2020 being recognized as revenue in the first half of 2021, given the increasing contract sales volumes due to the reopening of our sales centers as our business continued to ramp-up throughout the first half of 2021, we saw a higher shift of contract sales late in the second quarter of 2021 into the third quarter for revenue recognition. In contrast, revenue reportability was significantly positive in the first half of 2020. The first half of 2020 benefited from the contract sales from late in the fourth quarter of 2019 that were recognized as revenue in 2020. However, it was not impacted by an offsetting shift of revenues into the third quarter, given the low contract sales volumes in the second quarter of 2020 resulting from the impact of the COVID-19 pandemic.

Development Profit
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Sale of vacation ownership products	$296	$53	$243	459%
Cost of vacation ownership products	(67)	(23)	(44)	(192%)
Marketing and sales	(164)	(49)	(115)	(237%)
Development profit	$65	$(19)	$84	459%
Development profit increased $84 million year-over-year. The change reflected $38 million from the benefit of higher contract sales volumes and lower marketing and sales spending, $55 million related to lower sales reserve activity, and $5 million of favorable product cost due mainly to the sale of lower cost inventory, partially offset by $14 million of unfavorable revenue reportability year-over-year.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Sale of vacation ownership products	$459	$311	$148	48%
Cost of vacation ownership products	(107)	(83)	(24)	(28%)
Marketing and sales	(273)	(219)	(54)	(25%)
Development profit	$79	$9	$70	761%
Development profit increased $70 million year-over-year. The change reflected $61 million from the benefit of higher contract sales volumes and lower marketing and sales spending and $75 million related to lower sales reserve activity, partially offset by $63 million of unfavorable revenue reportability year-over-year, and $3 million of unfavorable product cost due mainly to the sale of lower cost inventory.
Resort Management and Other Services Revenues, Expenses and Profit
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Management fee revenues	$39	$38	$1	5%
Ancillary revenues	52	6	46	NM
Other management and exchange revenues	32	29	3	5%
Resort management and other services revenues	123	73	50	68%
Resort management and other services expenses	(46)	(22)	(24)	(107%)
Resort management and other services profit	$77	$51	$26	51%
Resort management and other services profit margin	62.4%	69.5%	(7.1 pts)
Resort management and other services revenues reflected higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter, as well as $8 million of revenues from the acquisition of Welk. Resort occupancies have continued to increase throughout 2021 as an increasing number of resorts that were closed at the start of the COVID-19 pandemic have reopened. We expect this trend to continue throughout the remainder of 2021.
The increase in resort management and other services profit reflected the higher ancillary expenses as a result of the higher ancillary revenues mentioned above.

2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Management fee revenues	$77	$76	$1	2%
Ancillary revenues	80	52	28	54%
Other management and exchange revenues	60	57	3	5%
Resort management and other services revenues	217	185	32	17%
Resort management and other services expenses	(81)	(78)	(3)	(4%)
Resort management and other services profit	$136	$107	$29	27%
Resort management and other services profit margin	62.7%	58.0%	4.7 pts
Resort management and other services revenues reflected higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter, as well as $8 million from the acquisition of Welk. Resort occupancies have continued to increase throughout 2021 as an increasing number of resorts that were closed at the start of the COVID-19 pandemic have reopened. We expect this trend to continue throughout the remainder of 2021.
The increase in resort management and other services profit reflected the higher ancillary expenses as a result of the higher ancillary revenues mentioned above.
Rental Revenues, Expenses and Profit
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Rental revenues	$110	$12	$98	NM
Rental expenses	(95)	(87)	(8)	(9%)
Rental profit	$15	$(75)	$90	119%
Rental profit margin	13.2%	NM

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Transient keys rented(1)	547,041	44,985	502,056	NM
Average transient key rate	$230.67	$191.61	$39.06	20%
Resort occupancy	85.0%	24.5%	60.5 pts
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
The improvement in rental profit resulted from an increase in keys rented and average transient rate due to the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter and higher plus point revenue as COVID-19-related restrictions continued to ease. These increases were partially offset by higher inventory carrying costs (due to low sales volumes as a result of the COVID-19 pandemic, the acquisition of new inventory in the first quarter of 2021, and higher utilization of third-party vacation offerings for owners who elect to exchange their inventory).
As the majority of the governmental restrictions in response to the pandemic that caused rental activity to decline, such as travel restrictions and quarantine requirements, either were lifted by the end of the first quarter of 2021 or shortly thereafter, we expect rental occupancies to continue to increase throughout 2021.

2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Rental revenues	$187	$134	$53	39%
Rental expenses	(191)	(194)	3	1%
Rental profit	$(4)	$(60)	$56	92%
Rental profit margin	NM	NM

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Transient keys rented(1)	932,786	578,655	354,131	61%
Average transient key rate	$229.99	$238.68	$(8.69)	(4%)
Resort occupancy	76.1%	52.4%	23.7 pts
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
The improvement in rental profit resulted from an increase in keys rented due to the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter and higher plus point revenue as COVID-19-related restrictions continued to ease. These increases were partially offset by a slightly lower transient rate as well as higher inventory carrying costs (due to low sales volumes as a result of the COVID-19 pandemic, the acquisition of new inventory in the first quarter of 2021, and higher utilization of third-party vacation offerings for owners who elect to exchange their inventory).
As the majority of the governmental restrictions in response to the pandemic that caused rental activity to decline, such as travel restrictions and quarantine requirements, either were lifted by the end of the first quarter of 2021 or shortly thereafter, we expect rental occupancies to continue to increase throughout 2021.
Financing Revenues, Expenses and Profit
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Financing revenues	68	69	(1)	(1%)
Financing expenses	(8)	(9)	1	12%
Consumer financing interest expense	(13)	(14)	1	2%
Financing profit	$47	$46	$1	2%
Financing propensity	52%	37%
Financing revenues decreased due to a $206 million decrease in the average net vacation ownership notes receivable balance resulting from the continued pay-down of the existing vacation ownership notes receivable portfolio without a corresponding increase from new loan originations ($11 million), offset partially by higher interest income from the acquisition of Welk ($10 million). As contract sales volumes continue to grow throughout 2021, we expect that this growth should begin to more than offset the normal decline from loan payment activity, which would cause interest income to begin to increase again. Financing expenses decreased due to lower bad debt expense associated with acquired vacation ownership notes receivable and favorable lien fee income in the current year quarter, offset partially by $1 million of higher costs from the acquisition of Welk. Lower consumer financing interest expense resulted from the continued pay-down of securitized debt balances, offset partially by $1 million of costs from the acquisition of Welk. The higher financing propensity reflects a higher mix of sales to first time buyers, who tend to have a higher financing propensity. The low propensity in the prior year reflected the impact of sales programs that incented cash purchases during the initial periods of the COVID-19 pandemic. Going forward, we expect to continue to shift back to an increased focus on sales to first-time buyers, which should increase propensity (60 percent or higher) and increase interest income as and when new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.

2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Financing revenues	127	140	(13)	(9%)
Financing expenses	(16)	(31)	15	47%
Consumer financing interest expense	(26)	(29)	3	10%
Financing profit	$85	$80	$5	6%
Financing propensity	49%	54%
Financing revenues decreased due to a $269 million decrease in the average net vacation ownership notes receivable balance resulting from the continued pay-down of the existing vacation ownership notes receivable portfolio without a corresponding increase from new loan originations. As contract sales volumes continue to grow throughout 2021, we expect that this growth should begin to more than offset the normal decline from loan payment activity, which would cause interest income to begin to increase again. Financing expenses decreased due to $14 million of lower bad debt expense associated with acquired vacation ownership notes receivable in the prior year quarter and lower credit card fees and other expenses, offset partially by $1 million of higher costs from the acquisition of Welk. Lower consumer financing interest expense resulted from the continued pay-down of securitized debt balances, partially offset by $1 million of costs from the acquisition of Welk. The lower financing propensity in the first half of 2021 is due to a higher percentage of sales during this period to existing owners, who tend to have a lower financing propensity.
Royalty Fee
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Royalty fee	$27	$23	$4	19%
Royalty fee expense increased in the second quarter of 2021 as a result of higher contract closings compared to the prior year quarter.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Royalty fee	$52	$49	$3	6%
Royalty fee expense increased in the first half of 2021 as a result of higher contract closings compared to the prior year period.
Litigation Charges
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Litigation charges	$3	$—	$3	NM
During the second quarter of 2021, we incurred $3 million of litigation charges related primarily to projects in Europe. No litigation charges were recorded for the second quarter of 2020.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Litigation charges	$6	$2	$4	NM
During the first half of 2021 and first half of 2020, we incurred $6 million and $2 million, respectively, of litigation charges related primarily to projects in Europe.

Impairment
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Impairment	$—	$1	$(1)	NM
No asset impairment charges were recorded for the second quarter of 2021. During the second quarter of 2020, we recorded a non-cash impairment of $1 million related to our Asia Pacific inventory as a result of the impact of the COVID-19 pandemic.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Impairment	$—	$5	$(5)	NM
No asset impairment charges were recorded for the first half of 2021. During the first half of 2020, we recorded a non-cash impairment of $5 million related to our Asia Pacific inventory as a result of the impact of the COVID-19 pandemic.
Gains and Other Income
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Gains and other income, net	$—	$5	$(5)	NM
No gains and other income were recorded for the second quarter of 2021. During the second quarter of 2020, we recorded $5 million of gains and other income, including $4 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Gains and other income, net	$—	$6	$(6)	NM
No gains and other income were recorded for the first half of 2021.During the first half of 2020, we recorded $6 million of gains and other income, including $4 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane.

Exchange & Third-Party Management

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES
Management and exchange	$60	$39	$120	$111
Rental	11	6	23	19
Financing	—	1	—	2
Cost reimbursements	15	12	29	33
TOTAL REVENUES	86	58	172	165
EXPENSES
Management and exchange	35	26	66	66
Rental	—	1	—	6
Financing	—	—	—	1
Depreciation and amortization	9	7	29	16
Impairment	—	—	—	91
Cost reimbursements	15	12	29	33
TOTAL EXPENSES	59	46	124	213
Losses and other expense, net	—	(1)	—	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$27	$11	$48	$(48)
Management and Exchange Profit
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Management and exchange revenue	$60	$39	$21	55%
Management and exchange expense	(35)	(26)	(9)	(35%)
Management and exchange profit	$25	$13	$12	93%
Management and exchange profit margin	42.2%	33.8%	8.4 pts
The increase in management and exchange revenue and profit reflected higher management fees and exchange revenue due to the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter. These increases were partially offset by lower membership revenue as a result of lower renewal activity, driven by a decline in active members, and higher costs to support the increased volumes. For Interval International, exchange transactions and average exchange fee increased 13 percent and 22 percent, respectively, over the prior year period.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Management and exchange revenue	$120	$111	$9	9%
Management and exchange expense	(66)	(66)	—	—%
Management and exchange profit	$54	$45	$9	22%
Management and exchange profit margin	45.1%	40.3%	4.8%
The increase in management and exchange revenue and profit reflected higher management fees and exchange revenue due to the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter. These increases were partially offset by lower membership revenue as a result of lower renewal activity, driven by a decline in active members. For Interval International, exchange transactions and average exchange fee increased 15 percent and 3 percent, respectively, over the prior year period.

Rental Revenues, Expenses and Profit
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Rental revenues	$11	$6	$5	87%
Rental expenses	—	(1)	1	101%
Rental profit	$11	$5	$6	138%
Rental profit margin	100.1%	78.7%	21.4 pts
The increase in rental profit reflected a 132 percent increase in Getaway program transactions and a 21 percent increase in average fee, reflecting customers’ desire to travel and pent-up demand due to COVID-19-related restrictions. Late in the first quarter of 2021, we also introduced Getaway rentals of less than seven nights, providing members more opportunities to use their membership in ways that better fit their lifestyles.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Rental revenues	$23	$19	$4	24%
Rental expenses	—	(6)	6	100%
Rental profit	$23	$13	$10	78%
Rental profit margin	100.1%	69.9%	30.2%
The increase in rental profit reflected a 64 percent increase in Getaway program transactions and a 7 percent increase in average fee, reflecting customers’ desire to travel and pent up-demand due to COVID-19-related restrictions. Late in the first quarter of 2021, we also introduced Getaway rentals of less than seven nights, providing members more opportunities to use their membership in ways that better fit their lifestyles.
Depreciation and Amortization
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Depreciation and amortization	$9	$7	$2	12%
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Depreciation and amortization	$29	$16	$13	69%
Increase in depreciation expense relates to a true-up made to accelerate depreciation on a technology asset.
Impairment
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Impairment	$—	$91	$(91)	NM
No asset impairment charges were recorded for the first half of 2021. During the first half of 2020, we recorded a non-cash impairment of $91 million related to a decrease in the fair value of goodwill and certain trademarks resulting from the impact of the COVID-19 pandemic.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and benefit from income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES
Resort management and other services	$37	$33	$76	$76
Cost reimbursements	(27)	(16)	(54)	(64)
TOTAL REVENUES	10	17	22	12
EXPENSES
Resort management and other services	45	37	96	92
Rental	(14)	(15)	(28)	(29)
General and administrative	66	19	112	89
Depreciation and amortization	4	4	6	6
Restructuring	—	—	(1)	—
Impairment	5	—	5	—
Cost reimbursements	(27)	(16)	(54)	(64)
TOTAL EXPENSES	79	29	136	94
(Losses) gains and other (expense) income, net	(2)	10	4	(48)
Interest expense	(44)	(42)	(87)	(75)
Transaction and integration costs	(28)	(12)	(47)	(33)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(143)	(56)	(244)	(238)
(Provision for) benefit from income taxes	(27)	19	(16)	77
Net income attributable to noncontrolling interests	(2)	(8)	(5)	(9)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(172)	$(45)	$(265)	$(170)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance, which represents the portion related to individual or third-party VOI owners.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES
Resort management and other services	$37	$33	$76	$76
Cost reimbursements	(27)	(16)	(54)	(64)
TOTAL REVENUES	10	17	22	12
EXPENSES
Resort management and other services	45	37	96	92
Rental	(14)	(15)	(28)	(29)
Cost reimbursements	(27)	(16)	(54)	(64)
TOTAL EXPENSES	4	6	14	(1)
Losses and other expense, net	(2)	—	—	—
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	4	11	8	13
Benefit for income taxes	(1)	—	(1)	—
Net income attributable to noncontrolling interests	(2)	(8)	(5)	(9)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1	$3	$2	$4
Pursuant to a change in control of certain Consolidated Property Owners’ Associations, we recorded a non-cash loss of $1 million in (Losses) gains and other (expense) income, net on our Income Statement for each of the three and six months ended June 30, 2021, respectively. We continue to act as manager for these property owners’ associations pursuant to existing management contracts and retain membership interests via our ownership of vacation ownership interests.
General and Administrative
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
General and administrative	$66	$19	$47	255%
General and administrative expenses increased $47 million due to $19 million of higher salary and wages costs as the prior year quarter benefited from savings related to the furlough, reduced work week and workforce reduction programs implemented in response to the impact of the COVID-19 pandemic, $14 million related to higher bonus expense, $9 million of higher spending as operations continued to ramp-up subsequent to the initial impact of the COVID-19 pandemic (including $2 million related to the acquisition of Welk), and a $5 million decrease in credits related to incentives under the CARES Act for companies who continued paying associates' benefit costs while they were not working as a result of the COVID-19 pandemic.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
General and administrative	$112	$89	$23	26%
General and administrative expenses increased $23 million due to $10 million of higher salary and wages costs as the prior year period benefited from savings related to the furlough, reduced work week and workforce reduction programs implemented in response to the impact of the COVID-19 pandemic, $23 million related to higher bonus expense, and a $3 million decrease in credits related to incentives under the CARES Act for companies who continued paying associates' benefit costs while they were not working as a result of the COVID-19 pandemic. These increases were partially offset by $12 million of lower costs as the prior year period included an accrual for health and welfare costs for furloughed associates and $1 million of lower net overall spending (lower technology-related spending year-over-year, partially offset by the impact of operations ramping up subsequent to the initial impact of the COVID-19 pandemic, as well as $2 million related to the acquisition of Welk).

Impairment
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Impairment	$5	$—	$5	NM
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Impairment	$5	$—	$5	NM
During the second quarter of 2021, we recorded a non-cash impairment of $5 million related to an equity method investment. No asset impairment charges were recorded for the first half of 2020.
Gains / Losses and Other Income / Expense
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
(Losses) gains and other (expense) income, net	$(2)	$10	$(12)	(116%)
In the second quarter of 2021, we recorded a tax related charge of $2 million.
In the second quarter of 2020, we recorded gains and other income of $10 million, including a gain of $9 million related to foreign currency translation and other income of $1 million for the true-up of an indemnification receivable from Marriott International as a result of the settlement of an indemnified liability with a taxing authority.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Gains (losses) and other income (expense), net	$4	$(48)	$52	108%
In the first half of 2021, we recorded a gain of $4 million driven mainly by foreign currency translation ($6 million) partially offset by a tax related charge ($2 million).
In the first half of 2020, we recorded losses and other expenses of $48 million, including $32 million for the true-up of an indemnification receivable from Marriott International as a result of the settlement of an indemnified liability with a taxing authority (the true-up to the offsetting accrual is included in the (Provision for) benefit from income taxes line) and $22 million related to foreign currency translation, partially offset by $6 million of other income related to an indemnification payment from Marriott International for VAT penalties and interest.
Interest Expense
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Interest expense	$(44)	$(42)	$(2)	(6%)
Interest expense increased $2 million, including $6 million of higher interest expense associated with the 2026 Convertible Notes issued in the second quarter of 2021 and $4 million of higher expense associated with the 2025 Notes issued in the second quarter of 2020. These increases were partially offset by a $4 million decrease in expenses associated with draw downs on the Warehouse Credit Facility and Revolving Corporate Credit Facility, a $1 million decrease in expense associated with the Term Loan due to partial pay-down of the Term Loan in 2021, and other decreases in expenses associated with various other debt facilities.

2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Interest expense	$(87)	$(75)	$(12)	(16%)
Interest expense increased $12 million, including $11 million of higher interest expense associated with the 2026 Convertible Notes issued in the second quarter of 2021 and $12 million of higher expense associated with the 2025 Notes issued in the second quarter of 2020. These increases were partially offset by a $5 million decrease in expenses associated with draw downs on the Warehouse Credit Facility and Revolving Corporate Credit Facility, a $3 million decrease in expense associated with the Term Loan due to partial pay-down of the Term Loan in 2021, and other decreases in expenses associated with various other debt facilities.
Transaction and Integration Costs
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Transaction and integration costs	$(28)	$(12)	$(16)	(139%)
In the second quarter of 2021, Transaction and integration costs included $25 million of ILG acquisition and integration related costs and $3 million of costs associated with the acquisition of Welk.
In the second quarter of 2020, Transaction and integration costs included $12 million of ILG acquisition-related costs.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
Transaction and integration costs	$(47)	$(33)	$(14)	(43%)
In the first half of 2021, Transaction and integration costs included $42 million of ILG acquisition and integration related costs and $5 million of costs associated with the acquisition of Welk.
In the first half of 2020, Transaction and integration costs included $33 million of ILG acquisition-related costs.
Income Tax
2021 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
(Provision for) benefit from income taxes	$(27)	$19	$(46)	NM
The change in the (Provision for) benefit from income taxes is predominately attributable to an increase in pre-tax income.
2021 First Half

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change	% Change
(Provision for) benefit from income taxes	$(16)	$77	$(93)	NM
The change in the (Provision for) benefit from income taxes is predominately attributable to a decrease in pre-tax loss and a release in reserve for uncertain tax benefits for the six months ended June 30, 2020.

Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand ($1.3 billion at the end of the second quarter of 2021), cash generated from operations, our ability to raise capital through securitizations in the ABS market, our ability to issue debt and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility with a borrowing capacity of $600 million.
At June 30, 2021, we had $5.5 billion of total gross debt outstanding, which included $1.8 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $1.6 billion of senior unsecured notes, $0.8 billion of debt under our Corporate Credit Facility, $0.8 billion of convertible notes, $0.5 billion of senior secured notes, and $9 million related to finance lease obligations.
During the second quarter of 2021, we delivered a redemption notice of $500 million aggregate principal amount of the 2026 Notes pursuant to the terms of the indenture governing the 2026 Notes. On July 7, 2021, subsequent to the end of the second quarter of 2021, we redeemed, prior to maturity, $500 million aggregate principal amount of the 2026 Notes. In connection with this redemption, we expect to incur total charges of approximately $26 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which will be recorded in the third quarter of 2021.
At June 30, 2021, we had $824 million of completed real estate inventory on hand. In addition, we had $383 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and held for sale as vacation ownership products.
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$148	$(73)
Investing activities	(176)	(38)
Financing activities	716	320
Effect of change in exchange rates on cash, cash equivalents and restricted cash	—	(3)
Net change in cash, cash equivalents and restricted cash	$688	$206
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
In the first half of 2021, we had $148 million of cash inflows from operating activities, compared to $73 million of cash outflows in the first half of 2020. Excluding the impact of changes in net loss and adjustments for non-cash items, cash flow increased as a result of higher operational expense accruals, higher sales and rental deposits due to the continued ramp-up of the business, and higher collections of vacation ownership notes receivable, partially offset by severance and benefit payments related to cost management activities and higher inventory spending.

In addition to net loss and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending In Excess of Cost of Sales

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020
Inventory spending	$(77)	$(69)
Purchase of vacation ownership units for future transfer to inventory	(99)	(61)
Inventory costs	90	67
Inventory spending in excess of cost of sales	$(86)	$(63)
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
Our spending for real estate inventory in the first half of 2021 was higher than the amount of real estate inventory costs given the timing of payments to satisfy our remaining commitments to purchase vacation ownership units and the slowdown in sales pace as a result of the COVID-19 pandemic. We entered into these commitments in prior periods as part of our capital efficient strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding our remaining commitments.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory, we expect to be able to stabilize the future cost of vacation ownership products.
Vacation Ownership Notes Receivable Collections In Excess of Originations

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020
Vacation ownership notes receivable collections — non-securitized	$110	$113
Vacation ownership notes receivable collections — securitized	252	221
Vacation ownership notes receivable originations	(320)	(197)
Vacation ownership notes receivable collections in excess of originations	$42	$137
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the first half of 2021, as compared to the first half of 2020, due to an increase in the portfolio of securitized outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the first half of 2021 increased due to higher sales in the first half of 2021 due to the continued ramp-up in the business, partially offset by a lower financing propensity. Financing propensity declined to 49 percent for the first half of 2021 compared to 54 percent for the first half of 2020 due to a higher percentage of sales during the current period to existing owners, who tend to have a lower financing propensity. Going forward, we expect to continue to shift back to an increased focus on sales to first-time buyers, which should increase propensity and increase interest income as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.

Cash from Investing Activities

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020
Acquisition of a business, net of cash and restricted cash acquired	$(157)	$—
Capital expenditures for property and equipment (excluding inventory)	(11)	(34)
Purchase of company owned life insurance	(8)	(4)
Net cash, cash equivalents and restricted cash used in investing activities	$(176)	$(38)
Acquisition of a Business, Net of Cash and Restricted Cash Acquired
Net cash outflows of $157 million in the first half of 2021 were due to the Welk Acquisition. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for more information.
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
In the first half of 2021, capital expenditures for property and equipment of $11 million included $8 million to support business operations (including $5 million for ancillary and other operations assets and $3 million for sales locations) and $3 million for technology spending. Given the impact of the COVID-19 pandemic, we significantly reduced our spending for property and equipment beginning in the second quarter of 2020. However, during the first quarter of 2021, we began to add back business critical spending with expected long term strategic benefits for our operations.
In the first half of 2020, capital expenditures for property and equipment of $34 million included $30 million to support business operations (including $20 million for ancillary and other operations assets and $10 million for sales locations) and $4 million for technology spending.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. We paid $8 million and $4 million to acquire these policies during the first half of 2021 and the first half of 2020, respectively.
Cash from Financing Activities

	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020
Borrowings from securitization transactions	$425	$315
Repayment of debt related to securitization transactions	(420)	(302)
Proceeds from debt	1,061	1,166
Repayments of debt	(289)	(701)
Purchase of convertible note hedges	(100)	—
Proceeds from issuance of warrants	70	—
Finance lease payment	(1)	(8)
Debt issuance costs	(15)	(9)
Repurchase of common stock	—	(82)
Payment of dividends	—	(45)
Payment of withholding taxes on vesting of restricted stock units	(15)	(14)
Net cash, cash equivalents and restricted cash provided by financing activities	$716	$320

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
During the first half of 2021, we completed a securitization of vacation ownership notes receivables, issuing $434 million of notes at an overall average weighted interest rate of 1.5% and a 98% gross advance rate, the lowest interest rate ever achieved by a MVW 144A securitization, generating net proceeds of $425 million. See Footnote 12 "Securitized Debt" to our Financial Statements for additional information regarding this transaction.
As of June 30, 2021, $97 million of gross vacation ownership notes receivable were eligible for securitization.
During the first half of 2020, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The total carrying amount of the vacation ownership notes receivable securitized was $372 million. The average advance rate was 85 percent, which resulted in total gross proceeds of $315 million.
Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
During the first half of 2021, we repaid $100 million of the amount outstanding under the Term Loan, which is part of our Corporate Credit Facility. We had no borrowings or repayments under our Revolving Corporate Credit Facility during the first half of 2021 and also had no amounts outstanding as of June 30, 2021.
During the first half of 2020, we borrowed $666 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs and to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic. We later repaid $696 million during the first half of 2020 and had no amounts outstanding as of June 30, 2020. During the first half of 2020, we also repaid $5 million of the amount outstanding under the Term Loan.
See Footnote 13 “Debt” to our Financial Statements for additional information regarding our Corporate Credit Facility that includes our Revolving Corporate Credit Facility and the Term Loan.
Proceeds from Senior Notes
During the first half of 2021, we issued $500 million of 2029 Notes and used the proceeds in early July to repay $500 million of $750 million of outstanding principal of the 2026 Notes.
During the first half of 2020, we issued $500 million of the 2025 Notes that are pari passu with and secured by the same collateral as our Corporate Credit Facility. After deducting offering expenses and the underwriting discount, we received net proceeds of approximately $493 million from the offering of the 2025 Notes, which were used to repay all then outstanding amounts on the Revolving Corporate Credit Facility.
See Footnote 13 "Debt" to our Financial Statements for additional information related to these notes.
Proceeds from Convertible Notes
During the first half of 2021, we issued $575 million of 2026 Convertible Notes, as discussed further in Footnote 13 “Debt” to our Financial Statements. We received net proceeds from the offering of approximately $530 million after adjusting for debt issuance costs, including the discount to the initial purchasers, the cost of the 2026 Convertible Note Hedges, and proceeds from the 2026 Warrants. We used, or expect to use, the net proceeds from the 2026 Convertible Notes to (i) complete the acquisition of Welk, (ii) repay a portion of our term loan and (iii) in each case, pay transaction expenses and other fees in connection therewith, and to the extent of any remaining proceeds, for other general corporate purposes.
Repayment of Debt Assumed from Welk Acquisition
During the first half of 2021, subsequent to the Welk Acquisition, we repaid all outstanding debt obligations, excluding securitized debt, of Welk and its subsidiaries that were assumed as part of the Welk Acquisition. The total amount of repayments related to these debt obligations was $189 million.

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
As of June 30, 2021, no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
Finance Lease Payment
During the first half of 2021, we paid $1 million related to our finance lease obligations for technology and business operations equipment.
During the first half of 2020, in conjunction with the acquisition of the 57 completed vacation ownership units at our Marriott Vacation Club Pulse, New York City property, we made finance lease payments of $7 million related to the purchase of the accompanying ancillary and office space. Additionally, we paid $1 million related to our finance lease obligations for technology and business operations equipment.
Debt Issuance Costs
During the first half of 2021, we paid $15 million of debt issuance costs, which included $6 million associated with the 2021 vacation ownership notes receivable securitization, $7 million associated with the 2029 Notes, $1 million associated with the 2026 Convertible Notes, and $1 million associated with the extension of the Waiver associated with the Revolving Corporate Credit Facility.
During the first half of 2020, we paid $9 million of debt issuance costs, which included $7 million associated with the 2025 Notes, $1 million related to the Waiver associated with the Revolving Corporate Credit Facility, and $1 million associated with the amendment of our Warehouse Credit Facility.
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
The following tables present consolidating financial information as of June 30, 2021 and for the six months ended June 30, 2021 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW, and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of June 30, 2021
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$1,130	$61	$121	$—	$1,312
Restricted cash	—	22	59	287	—	368
Accounts receivable, net	26	254	63	58	(184)	217
Vacation ownership notes receivable, net	—	114	388	1,489	—	1,991
Inventory	—	260	536	37	—	833
Property and equipment	—	203	588	235	—	1,026
Goodwill	—	—	3,116	—	—	3,116
Intangibles, net	—	—	960	57	—	1,017
Investments in subsidiaries	3,598	4,059	—	—	(7,657)	—
Other	67	109	257	132	(31)	534
Total assets	$3,691	$6,151	$6,028	$2,416	$(7,872)	$10,414

Accounts payable	$36	$40	$71	$45	$—	$192
Advance deposits	—	77	75	24	—	176
Accrued liabilities	1	86	297	176	(185)	375
Deferred revenue	—	11	198	275	(10)	474
Payroll and benefits liability	—	117	64	24	—	205
Deferred compensation liability	—	105	25	1	—	131
Securitized debt, net	—	—	136	1,657	(18)	1,775
Debt, net	667	2,858	1	2	—	3,528
Other	—	30	113	56	—	199
Deferred taxes	5	100	214	29	(1)	347
MVW shareholders' equity	2,982	2,727	4,834	97	(7,658)	2,982
Noncontrolling interests	—	—	—	30	—	30
Total liabilities and equity	$3,691	$6,151	$6,028	$2,416	$(7,872)	$10,414

	As of December 31, 2020
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$25	$347	$50	$102	$—	$524
Restricted cash	—	19	72	377	—	468
Accounts receivable, net	44	59	121	57	(5)	276
Vacation ownership notes receivable, net	—	164	116	1,560	—	1,840
Inventory	—	276	383	100	—	759
Property and equipment	—	213	341	237	—	791
Goodwill	—	—	2,817	—	—	2,817
Intangibles, net	—	—	894	58	—	952
Investments in subsidiaries	2,775	4,384	—	—	(7,159)	—
Other	54	115	214	133	(45)	471
Total assets	$2,898	$5,577	$5,008	$2,624	$(7,209)	$8,898

Accounts payable	$29	$29	$145	$6	$—	$209
Advance deposits	—	70	57	20	—	147
Accrued liabilities	1	99	157	99	(7)	349
Deferred revenue	—	8	126	355	(1)	488
Payroll and benefits liability	1	81	55	20	—	157
Deferred compensation liability	—	104	22	1	—	127
Securitized debt, net	—	—	—	1,604	(16)	1,588
Debt, net	215	2,464	—	1	—	2,680
Other	1	39	130	27	—	197
Deferred taxes	—	103	143	28	—	274
MVW shareholders' equity	2,651	2,580	4,173	432	(7,185)	2,651
Noncontrolling interests	—	—	—	31	—	31
Total liabilities and equity	$2,898	$5,577	$5,008	$2,624	$(7,209)	$8,898
Condensed Consolidating Statements of Income

	Six Months Ended June 30, 2021
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$265	$1,103	$386	$(16)	$1,738
Expenses	(18)	(409)	(1,020)	(308)	16	(1,739)
Benefit (provision) for income taxes	6	56	(34)	(44)	—	(16)
Equity in net (loss) income of subsidiaries	(10)	93	—	—	(83)	—
Net (loss) income	(22)	5	49	34	(83)	(17)
Net loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net (loss) income attributable to common shareholders	$(22)	$5	$49	$29	$(83)	$(22)

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of June 30, 2021:

		Payments Due by Period
($ in millions)	Total	Remainder of 2021	Years 2022 - 2023	Years 2024 - 2025	Thereafter
Contractual Obligations
Debt obligations(1)	$6,506	$191	$986	$1,993	$3,336
Purchase obligations(2)	296	155	130	11	—
Operating lease obligations	242	14	51	41	136
Finance lease obligations(3)	9	2	5	1	1
Other long-term obligations(4)	30	16	8	4	2
Total contractual obligations	$7,083	$378	$1,180	$2,050	$3,475
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
The 2026 Convertible Notes have a fixed annual interest rate of 0.00 percent and, therefore, we do not have economic interest rate exposure on our 2026 Convertible Notes. However, the fair market value of the 2026 Convertible Notes is exposed to interest rate risk. Generally, the fair market value of the 2026 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the 2026 Convertible Notes is affected by our stock price and will increase as our stock price increases and decrease as our stock price decreases. The net carrying value of the 2026 Convertible Notes was $448 million as of June 30, 2021. This represents the liability component of the principal balance of the 2026 Convertible Notes, net of unamortized debt discount and issuance costs, as of June 30, 2021. The total estimated fair market value of the 2026 Convertible Notes was $633 million as of June 30, 2021, and the fair market value was determined based on the quoted market price of the 2026 Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended June 30, 2021. For further information see Footnote 7 “Financial Instruments” and Footnote 13 “Debt” to these Financial Statements.
During the second quarter of 2021, we issued $500 million of 2029 Notes. Refer to Footnote 13 “Debt” to these Financial Statements for additional information, including our redemption of a portion of the 2026 Notes subsequent to the end of the quarter.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Changes in Internal Control Over Financial Reporting
During the second quarter of 2021, we completed the Welk Acquisition. We are currently in the process of assessing Welk’s internal control over financial reporting and integrating Welk’s internal control over financial reporting with our existing internal control over financial reporting. There were no other changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Indenture, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	8/23/2018
4.5	First Supplemental Indenture, dated September 1, 2018, by and among Marriott Ownership Resorts, Inc., ILG, LLC, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.7	9/5/2018
4.6	Second Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.6	3/2/2020
4.7	Third Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., ILG, LLC, MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.7	3/2/2020
4.8	Form of 6.500% Senior Note due 2026 (included as Exhibit A to Exhibit 4.4 above)		8-K	4.1	8/23/2018

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.9	Registration Rights Agreement, dated as of August 23, 2018, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	4.3	8/23/2018
4.10	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.11	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.12	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.13	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellow Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.14	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	10/1/2019
4.15	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.16	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.17	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.16)		8-K	4.1	5/15/2020
4.18	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.19	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.18 above)		8-K	4.1	2/3/2021
4.20	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.21	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.20 above)		8-K	4.2	6/22/2021
4.22	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	Waiver to Credit Agreement, dated as of May 14, 2020, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the Revolving Credit Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.3	5/15/2020
22.1	List of the Issuer and its Guarantor Subsidiaries		10-Q	22.1	11/5/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	August 4, 2021	/s/ Stephen P. Weisz
Stephen P. Weisz
Chief Executive Officer

/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Financial Officer