Form 10-Q
period 2021-09-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2021-11-08
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of November 4, 2021 was 42,595,068.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES
Sale of vacation ownership products	$330	$98	$789	$409
Management and exchange	225	176	638	548
Rental	130	56	340	209
Financing	69	64	196	206
Cost reimbursements	298	255	827	767
TOTAL REVENUES	1,052	649	2,790	2,139
EXPENSES
Cost of vacation ownership products	71	27	178	110
Marketing and sales	166	78	439	297
Management and exchange	138	106	381	342
Rental	84	74	247	245
Financing	22	24	64	85
General and administrative	54	32	166	121
Depreciation and amortization	35	30	112	93
Litigation charges	2	2	8	4
Restructuring	—	20	—	20
Royalty fee	26	23	78	72
Impairment	—	2	5	98
Cost reimbursements	298	255	827	767
TOTAL EXPENSES	896	673	2,505	2,254
Losses and other expense, net	(31)	—	(27)	(42)
Interest expense	(41)	(37)	(128)	(112)
Transaction and integration costs	(27)	(11)	(75)	(47)
Other	1	—	2	—
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	58	(72)	57	(316)
(Provision for) benefit from income taxes	(47)	14	(63)	91
NET INCOME (LOSS)	11	(58)	(6)	(225)
Net income attributable to noncontrolling interests	(1)	(4)	(6)	(13)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10	$(62)	$(12)	$(238)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$0.24	$(1.51)	$(0.28)	$(5.76)
Diluted	$0.23	$(1.51)	$(0.28)	$(5.76)

CASH DIVIDENDS DECLARED PER SHARE	$0.54	$—	$0.54	$0.54
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
NET INCOME (LOSS)	$11	$(58)	$(6)	$(225)

Foreign currency translation adjustments	(4)	5	(3)	(9)
Derivative instrument adjustment, net of tax	3	3	12	(22)
OTHER COMPREHENSIVE (LOSS) GAIN, NET OF TAX	(1)	8	9	(31)

Net income attributable to noncontrolling interests	(1)	(4)	(6)	(13)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	(4)	(6)	(13)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9	$(54)	$(3)	$(269)
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$448	$524
Restricted cash (including $69 and $68 from VIEs, respectively)	434	468
Accounts receivable, net (including $10 and $11 from VIEs, respectively)	223	276
Vacation ownership notes receivable, net (including $1,486 and $1,493 from VIEs, respectively)	2,026	1,840
Inventory	741	759
Property and equipment, net	1,077	791
Goodwill	3,086	2,817
Intangibles, net	1,007	952
Other (including $70 and $54 from VIEs, respectively)	501	471
TOTAL ASSETS	$9,543	$8,898

LIABILITIES AND EQUITY
Accounts payable	$190	$209
Advance deposits	166	147
Accrued liabilities (including $2 and $1 from VIEs, respectively)	375	349
Deferred revenue	540	488
Payroll and benefits liability	201	157
Deferred compensation liability	135	127
Securitized debt, net (including $1,611 and $1,604 from VIEs, respectively)	1,594	1,588
Debt, net	2,795	2,680
Other	218	197
Deferred taxes	325	274
TOTAL LIABILITIES	6,539	6,216
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,491,621 and 75,279,061 shares issued, respectively	1	1
Treasury stock — at cost; 32,776,162 and 34,184,813 shares, respectively	(1,282)	(1,334)
Additional paid-in capital	4,056	3,760
Accumulated other comprehensive loss	(39)	(48)
Retained earnings	237	272
TOTAL MVW SHAREHOLDERS' EQUITY	2,973	2,651
Noncontrolling interests	31	31
TOTAL EQUITY	3,004	2,682
TOTAL LIABILITIES AND EQUITY	$9,543	$8,898
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES
Net loss	$(6)	$(225)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used by operating activities:
Depreciation and amortization of intangibles	112	93
Amortization of debt discount and issuance costs	41	16
Vacation ownership notes receivable reserve	73	97
Share-based compensation	33	23
Impairment charges	5	98
Deferred income taxes	10	1
Net change in assets and liabilities:
Accounts receivable	54	24
Vacation ownership notes receivable originations	(545)	(265)
Vacation ownership notes receivable collections	532	487
Inventory	59	(4)
Other assets	(29)	57
Accounts payable, advance deposits and accrued liabilities	(44)	(231)
Deferred revenue	119	57
Payroll and benefit liabilities	35	—
Deferred compensation liability	14	8
Other liabilities	23	(11)
Deconsolidation of certain Consolidated Property Owners' Associations	(87)	—
Purchase of vacation ownership units for future transfer to inventory	(99)	(61)
Other, net	3	(6)
Net cash, cash equivalents and restricted cash provided by operating activities	303	158
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	(157)	—
Capital expenditures for property and equipment (excluding inventory)	(19)	(36)
Purchase of company owned life insurance	(11)	(3)
Dispositions, net	—	15
Net cash, cash equivalents and restricted cash used in investing activities	(187)	(24)

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
FINANCING ACTIVITIES
Borrowings from securitization transactions	425	690
Repayment of debt related to securitization transactions	(602)	(793)
Proceeds from debt	1,061	1,166
Repayments of debt	(1,039)	(703)
Purchase of convertible note hedges	(100)	—
Proceeds from issuance of warrants	70	—
Finance lease payment	(2)	(10)
Payment of debt issuance costs	(17)	(14)
Repurchase of common stock	(4)	(82)
Payment of dividends	—	(45)
Payment of withholding taxes on vesting of restricted stock units	(17)	(14)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(225)	195
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	(2)
Change in cash, cash equivalents and restricted cash	(110)	327
Cash, cash equivalents and restricted cash, beginning of period	992	701
Cash, cash equivalents and restricted cash, end of period	$882	$1,028

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of treasury stock in connection with Welk Acquisition	$248	$—
Non-cash transfer from property and equipment to inventory	3	—
Non-cash transfer from inventory to property and equipment	105	90
Non-cash issuance of treasury stock for employee stock purchase plan	3	1
Dividends payable	23	—
Interest paid, net of amounts capitalized	136	140
Income tax refunds, net of income taxes paid	(19)	(48)

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.3	BALANCE AT DECEMBER 31, 2020	$1	$(1,334)	$3,760	$(48)	$272	$2,651	$31	$2,682
—	Net (loss) income	—	—	—	—	(28)	(28)	3	(25)
—	Foreign currency translation adjustments	—	—	—	(3)	—	(3)	—	(3)
—	Derivative instrument adjustment	—	—	—	6	—	6	—	6
0.2	Share-based compensation plans	—	—	(4)	—	—	(4)	—	(4)
—	Equity component of convertible notes, net of issuance costs	—	—	117	—	—	117	—	117
—	Purchase of convertible note hedges	—	—	(100)	—	—	(100)	—	(100)
—	Issuance of warrants	—	—	70	—	—	70	—	70
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(5)	(5)
75.5	BALANCE AT MARCH 31, 2021	1	(1,334)	3,843	(45)	244	2,709	29	2,738
—	Net income	—	—	—	—	6	6	2	8
—	Welk Acquisition	—	55	193	—	—	248	—	248
—	Foreign currency translation adjustments	—	—	—	4	—	4	—	4
—	Derivative instrument adjustment	—	—	—	3	—	3	—	3
—	Share-based compensation plans	—	1	9	—	—	10	—	10
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(1)	(1)
—	Employee stock plan issuance	—	—	2	—	—	2	—	2
75.5	BALANCE AT JUNE 30, 2021	1	(1,278)	4,047	(38)	250	2,982	30	3,012
—	Net income	—	—	—	—	10	10	1	11
—	Foreign currency translation adjustments	—	—	—	(4)	—	(4)	—	(4)
—	Derivative instrument adjustment	—	—	—	3	—	3	—	3
—	Share-based compensation plans	—	—	8	—	—	8	—	8
—	Repurchase of common stock	—	(4)	—	—	—	(4)	—	(4)
—	Dividends	—	—	—	—	(23)	(23)	—	(23)
—	Employee stock plan issuance	—	—	1	—	—	1	—	1
75.5	BALANCE AT SEPTEMBER 30, 2021	$1	$(1,282)	$4,056	$(39)	$237	$2,973	$31	$3,004
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
The Financial Statements presented herein and discussed below include 100 percent of the assets, liabilities, revenues, expenses, and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities (“VIEs”) for which Marriott Vacations Worldwide is the primary beneficiary in accordance with consolidation accounting guidance. References in these Financial Statements to net income (loss) attributable to common shareholders and MVW shareholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
Pursuant to a change in control of certain consolidated property owners’ associations, we recorded a non-cash loss of $1 million in Losses and other expense, net on our Income Statement for the nine months ended September 30, 2021, and deconsolidated $88 million of assets, inclusive of $87 million of restricted cash, and $83 million of liabilities, for a decrease in Noncontrolling interests of $6 million during the first three quarters of 2021. See our Interim Consolidated Statements of Shareholders’ Equity for further information. We continue to act as manager for these property owners’ associations pursuant to existing management contracts and retain membership interests via our ownership of vacation ownership interests.
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainty created by the COVID-19 pandemic, and the ongoing efforts to mitigate it, has made it more challenging to make these estimates. Accordingly, ultimate results could differ from our estimates, and such differences may be material.
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
Acquisition of Welk
On April 1, 2021, we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. The Financial Statements in this report include Welk’s results of operations for the second and third quarters of 2021 and reflect the financial position of our combined company at September 30, 2021. We refer to Welk’s business and brands that we acquired as “Legacy-Welk.” See Footnote 3 “Acquisitions and Dispositions” for more information on the Welk Acquisition.

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
Accounting Standards Update 2020-06 – “Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”)
In August 2020, the FASB issued ASU 2020-06, which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for convertible instruments and to provide financial statement users with more meaningful information. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted for fiscal years beginning after December 15, 2020. This update may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized as an adjustment to the opening balance of retained earnings on the date of adoption. We expect to adopt ASU 2020-06 on January 1, 2022 using the modified retrospective method. Any transactions that may be settled prior to adoption will not be impacted by the update. The impacts of the adoption for any remaining instruments will be recorded in its cumulative effect in the opening balance of retained earnings and the conversion feature related to our convertible notes will be reclassified from equity to liabilities. In addition, we will eliminate the related equity adjustment associated with the deferred tax liability. Upon adoption, we will also be required to calculate the impact of the convertible notes on diluted earnings per share under the “if-converted” method. Under the “if-converted” method, diluted earnings per share would generally be calculated assuming that all of our convertible notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the “if-converted” method is expected to reduce our reported diluted earnings per share.
Accounting Standards Update 2021-08 - “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”)
In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance eliminates the complexity of determining the fair value of contract liabilities and may result in higher balances for contract liabilities acquired in a business combination, resulting in more post-combination revenue and a higher amount of goodwill being recognized by the acquirer. This update is effective for fiscal years beginning after December 15, 2022 and interim periods therein, with early adoption permitted. We expect to adopt ASU 2021-08 on a prospective basis in fiscal year 2022, and do not expect the adoption to have a material impact on our Financial Statements or disclosures.

3.	ACQUISITIONS AND DISPOSITIONS
Welk Acquisition
On April 1, 2021 (the “Welk Acquisition Date”), we completed the Welk Acquisition for consideration of $405 million, including approximately 1.4 million shares of our common stock. Welk was one of the largest independent vacation ownership companies in North America. The following table presents the fair value of each type of consideration transferred at the Welk Acquisition Date at September 30, 2021.

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
Preliminary Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Welk Acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the Welk Acquisition Date. The amounts recorded are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Welk Acquisition Date. We continue to evaluate the underlying inputs and assumptions used in our valuation for all assets acquired and liabilities assumed. The values attributed to Vacation ownership notes receivable, Inventory, Property and equipment, Intangible assets, Deferred taxes and Securitized debt from VIEs are based on preliminary valuations prepared using Level 3 inputs and assumptions in accordance with ASC Topic 820, “Fair Value Measurements” (“ASC 820”). The value attributed to Debt is based on Level 2 inputs in accordance with ASC 820. We are in the process of finalizing our valuations in accordance with the authoritative guidance by continuing our evaluation of the underlying inputs and assumptions that are being utilized in the valuations. Our evaluation of Welk’s historical tax positions remains ongoing. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Welk Acquisition Date, as permitted under GAAP. Any potential adjustments could be material in relation to the values presented in the table below.
The following table presents our preliminary estimates of the fair value of the assets that we acquired and the liabilities that we assumed in connection with the business combination as previously reported at June 30, 2021 and as adjusted at September 30, 2021. During the third quarter of 2021, we refined our valuation models related to certain acquired assets and liabilities as follows:

($ in millions)	April 1, 2021 (as reported at June 30, 2021)	Adjustments	April 1, 2021 (as adjusted at September 30, 2021)
Vacation ownership notes receivable, net(1)	$240	$14	$254
Inventory(2)	83	53	136
Property and equipment	151	(40)	111
Intangible assets(3)	94	6	100
Other assets	19	—	19
Deferred taxes	(41)	(4)	(45)
Debt	(189)	—	(189)
Securitized debt	(184)	—	(184)
Other liabilities	(67)	1	(66)
Net assets acquired	106	30	136
Goodwill(4)	299	(30)	269
	$405	$—	$405
_________________________
(1)Vacation ownership notes receivable, net have been determined to constitute purchased credit deteriorated assets under the provisions of ASC Topic 326, “Financial Instruments - Credit Losses,” due to the impact of the COVID-19 pandemic on Welk and the greater vacation ownership industry as a whole, and have been accounted for as such.

($ in millions)
Vacation ownership notes receivable	$287
Allowance for credit losses	(33)
Vacation ownership notes receivable, net	$254
(2)Inventory consists of completed unsold VOIs. We valued inventory using an income approach, which includes significant Level 3 assumptions, such as estimates of future income growth, marketing and sales costs and discount rates.
(3)Intangible assets consist of management contracts with an estimated 20 year useful life.
(4)Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired and it represents the value that we expect to obtain from growth opportunities from our combined operations, and is not deductible for tax purposes.
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
There were no Welk acquisition-related costs included in the unaudited pro forma results below for the nine months ended September 30, 2021, and $18 million included for the nine months ended September 30, 2020.

	Nine Months Ended
($ in millions, except per share data)	September 30, 2021	September 30, 2020
Revenues	$2,837	$2,246
Net income (loss)	$6	$(251)
Net income (loss) attributable to common shareholders	$—	$(264)
EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$0.01	$(6.40)
Diluted	$0.01	$(6.40)
Welk Results of Operations
The following table presents the results of Welk operations included in our Income Statement for the three and nine months ended September 30, 2021.

($ in millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$53	$101
Net income	$10	$16
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
Dispositions
During the third quarter of 2020, we recorded a loss of $5 million in the Losses and other expense, net line on our Income Statement for the three and nine months ended September 30, 2020 relating to the redemption of our interest in a joint venture in our Exchange & Third-Party Management segment which was consolidated under the voting interest model. We received nominal cash proceeds and a note receivable which we measured at a fair value of $1 million using Level 3 inputs.
Additionally, during the third quarter of 2020, we disposed of excess Vacation Ownership segment land parcels in Orlando, Florida and Steamboat Springs, Colorado for combined proceeds of $15 million, as part of our strategic decision to reduce holdings in markets where we have excess supply. We recorded a combined net gain of $6 million in the Losses and other expense, net line on our Income Statement for the three and nine months ended September 30, 2020 relating to these transactions.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for the time periods presented.

	Three Months Ended September 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$330	$—	$—	$330

Ancillary revenues	55	1	—	56
Management fee revenues	40	10	(4)	46
Exchange and other services revenues	31	48	44	123
Management and exchange	126	59	40	225

Rental	121	9	—	130

Cost reimbursements	328	9	(39)	298
Revenue from contracts with customers	905	77	1	983

Financing	69	—	—	69
Total Revenues	$974	$77	$1	$1,052

	Three Months Ended September 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$98	$—	$—	$98

Ancillary revenues	17	—	—	17
Management fee revenues	37	4	(5)	36
Exchange and other services revenues	28	45	50	123
Management and exchange	82	49	45	176

Rental	46	10	—	56

Cost reimbursements	281	12	(38)	255
Revenue from contracts with customers	507	71	7	585

Financing	64	—	—	64
Total Revenues	$571	$71	$7	$649

	Nine Months Ended September 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$789	$—	$—	$789

Ancillary revenues	135	2	—	137
Management fee revenues	117	24	(15)	126
Exchange and other services revenues	91	153	131	375
Management and exchange	343	179	116	638

Rental	308	32	—	340

Cost reimbursements	882	38	(93)	827
Revenue from contracts with customers	2,322	249	23	2,594

Financing	196	—	—	196
Total Revenues	$2,518	$249	$23	$2,790

	Nine Months Ended September 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$409	$—	$—	$409

Ancillary revenues	69	1	—	70
Management fee revenues	113	14	(14)	113
Exchange and other services revenues	85	145	135	365
Management and exchange	267	160	121	548

Rental	180	29	—	209

Cost reimbursements	824	45	(102)	767
Revenue from contracts with customers	1,680	234	19	1,933

Financing	204	2	—	206
Total Revenues	$1,884	$236	$19	$2,139
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended September 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$517	$38	$1	$556
Goods or services transferred at a point in time	388	39	—	427
Revenue from contracts with customers	$905	$77	$1	$983

	Three Months Ended September 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$394	$35	$7	$436
Goods or services transferred at a point in time	113	36	—	149
Revenue from contracts with customers	$507	$71	$7	$585

	Nine Months Ended September 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,388	$118	$23	$1,529
Goods or services transferred at a point in time	934	131	—	1,065
Revenue from contracts with customers	$2,322	$249	$23	$2,594

	Nine Months Ended September 30, 2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,197	$119	$19	$1,335
Goods or services transferred at a point in time	483	115	—	598
Revenue from contracts with customers	$1,680	$234	$19	$1,933

Sale of Vacation Ownership Products
Revenues were reduced during the third quarter and first three quarters of 2021 by $1 million and $9 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either September 30, 2021 or December 31, 2020.

($ in millions)	At September 30, 2021	At December 31, 2020
Receivables from Contracts with Customers
Accounts receivable	$140	$150
Vacation ownership notes receivable, net	2,026	1,840
	$2,166	$1,990
Contract Liabilities
Advance deposits	$166	$147
Deferred revenue	540	488
	$706	$635
Revenue recognized during the third quarter and first three quarters of 2021 that was included in our contract liabilities balance at December 31, 2020 was $133 million and $336 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At September 30, 2021, approximately 84 percent of this amount is expected to be recognized as revenue over the next two years.
Accounts Receivable
Accounts receivable is comprised of amounts due from customers, primarily property owners’ associations, resort developers and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets and other miscellaneous receivables. The following table shows the composition of our accounts receivable balances:

($ in millions)	At September 30, 2021	At December 31, 2020
Receivables from contracts with customers	$140	$150
Interest receivable	14	13
Tax receivable	19	60
Indemnification assets	21	15
Employee tax credit receivable	19	19
Other	10	19
	$223	$276

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income, less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 81.5 percent and 19.8 percent for the three months ended September 30, 2021 and September 30, 2020, respectively. The change in the effective tax rate is predominately attributable to an increase in pre-tax income and an increase in the reserve for uncertain tax benefits.
Our interim effective tax rate was 110.6 percent and 28.7 percent for the nine months ended September 30, 2021 and September 30, 2020, respectively. The change in the effective tax rate is predominately attributable to an increase in pre-tax income and an increase in the reserve for uncertain tax benefits.
U.S. Tax Law Update
We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted in March 2020, and the Consolidated Appropriations Act, 2021, enacted in December 2020. As of September 30, 2021, we evaluated the income tax provisions of the above mentioned acts and have determined there to be minimal effect on either the September 30, 2021 tax rate or the computation of the estimated effective tax rate for the year ended December 31, 2021. We will continue to evaluate the income tax provisions of the above mentioned acts and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have additional income tax accounting and disclosure implications.
Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the nine months ended September 30, 2021. These unrecognized tax benefits relate to uncertain income tax positions, which would affect the effective tax rate if recognized.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2020	$14
Increases related to tax positions taken during a prior period	12
Increases related to tax positions taken during the current period	1
Decreases as a result of a lapse of the applicable statute of limitations	(1)
Balance at September 30, 2021	$26
The total amount of gross interest and penalties accrued was $38 million at September 30, 2021 and $25 million at December 31, 2020. We anticipate $14 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2019. The amount of the unrecognized tax benefit may increase or decrease as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	September 30, 2021			December 31, 2020
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,097	$389	$1,486	$1,220	$273	$1,493
Non-securitized
Eligible for securitization(1)	242	2	244	126	2	128
Not eligible for securitization(1)	269	27	296	185	34	219
Subtotal	511	29	540	311	36	347
	$1,608	$418	$2,026	$1,531	$309	$1,840
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

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income associated with vacation ownership notes receivable — securitized	$55	$59	$160	$186
Interest income associated with vacation ownership notes receivable — non-securitized	13	4	30	13
Total interest income associated with vacation ownership notes receivable	$68	$63	$190	$199
COVID-19 Impact on Vacation Ownership Notes Receivable Reserves
We increased our vacation ownership notes receivable reserves by $52 million in the first quarter of 2020 as a result of higher actual and projected default activity related predominantly to the COVID-19 pandemic. In the fourth quarter of 2020, we increased our vacation ownership notes receivable reserve by an additional $17 million due to higher than previously expected default activity. During the first three quarters of 2021, there were no additional increases to our vacation ownership notes receivable reserves attributed to the COVID-19 pandemic.

Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of reserves, and interest rates for our acquired vacation ownership notes receivable at September 30, 2021.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2021, remaining	$1	$13	$14
2022	3	53	56
2023	3	54	57
2024	3	53	56
2025	3	50	53
Thereafter	16	166	182
Balance at September 30, 2021	$29	$389	$418
Weighted average stated interest rate	13.7%	14.1%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following table summarizes activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2020	$39	$21	$60
Securitizations	(6)	6	—
Clean-up call	3	(3)	—
Write-offs	(36)	—	(36)
Recoveries	19	—	19
Defaulted vacation ownership notes receivable repurchase activity(1)	25	(25)	—
Initial allowance for credit losses for Legacy-Welk vacation ownership notes receivable	12	21	33
(Decrease) increase in vacation ownership notes receivable reserve	(6)	6	—
Balance at September 30, 2021	$50	$26	$76
_________________________
(1)Decrease in securitized vacation ownership notes receivable reserve and increase in non-securitized vacation ownership notes receivable reserve are attributable to the transfer of the reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at September 30, 2021.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2021, remaining	$14	$28	$42
2022	46	115	161
2023	40	116	156
2024	39	117	156
2025	37	121	158
Thereafter	335	600	935
Balance at September 30, 2021	$511	$1,097	$1,608
Weighted average stated interest rate	12.8%	12.8%	12.8%
Range of stated interest rates	0.0% to 20.9%	0.0% to 19.9%	0.0% to 20.9%
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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2020	$193	$117	$310
Increase in vacation ownership notes receivable reserve	48	23	71
Securitizations	(29)	29	—
Clean-up call	3	(3)	—
Write-offs	(49)	—	(49)
Defaulted vacation ownership notes receivable repurchase activity(1)	53	(53)	—
Balance at September 30, 2021	$219	$113	$332
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

Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.67 percent as of September 30, 2021, and 6.74 percent as of December 31, 2020. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $6 million as of both September 30, 2021 and December 31, 2020.
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

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2021	$98	$7	$105
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2020	$100	$14	$114
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of September 30, 2021 and December 31, 2020.

	Legacy-MVW Vacation Ownership Notes Receivable
	As of September 30, 2021			As of December 31, 2020
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$9	$18	$27	$8	$25	$33
91 – 150 days past due	3	7	10	5	14	19
Greater than 150 days past due	95	—	95	95	—	95
Total past due	107	25	132	108	39	147
Current	286	900	1,186	231	1,011	1,242
Total vacation ownership notes receivable	$393	$925	$1,318	$339	$1,050	$1,389
The following table details the origination year of our Legacy-MVW vacation ownership notes receivable as of September 30, 2021.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Year of Origination
2021	$207	$79	$286
2020	33	169	202
2019	60	269	329
2018	35	178	213
2017	18	107	125
2016 and Prior	40	123	163
	$393	$925	$1,318

Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
At September 30, 2021 and December 31, 2020, the weighted average FICO score within our consolidated Legacy-ILG and Legacy-Welk vacation ownership notes receivable pools was 707 and 708, respectively, based upon the outstanding vacation ownership notes receivable balance at the time of origination. The average estimated rate for all future defaults for our Legacy-ILG and Legacy-Welk consolidated outstanding pool of vacation ownership notes receivable was 17.13 percent as of September 30, 2021 and 14.63 percent as of December 31, 2020. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG and Legacy-Welk vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $4 million as of September 30, 2021, and $3 million as of December 31, 2020.
We use the origination of the vacation ownership notes receivable by brand (Westin, Sheraton, Hyatt, Welk) and the FICO scores of the customer as the primary credit quality indicators for our Legacy-ILG and Legacy-Welk vacation ownership notes receivable, as historical performance indicates that there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership interest they have acquired, supplemented by the FICO scores of the customers. Vacation ownership notes receivable with no FICO score in the tables below primarily relate to non-U.S. resident borrowers.
The following table shows our recorded investment in non-accrual Legacy-ILG and Legacy-Welk vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2021	$116	$8	$124
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2020	$109	$12	$121
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG and Legacy-Welk vacation ownership notes receivable as of September 30, 2021 and December 31, 2020.

	Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
	As of September 30, 2021			As of December 31, 2020
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$11	$16	$27	$8	$19	$27
91 – 120 days past due	2	5	7	2	7	9
Greater than 120 days past due	114	3	117	107	5	112
Total past due	127	24	151	117	31	148
Current	289	676	965	123	550	673
Total vacation ownership notes receivable	$416	$700	$1,116	$240	$581	$821
The following tables show the Legacy-ILG and Legacy-Welk acquired vacation ownership notes receivable, before reserves, by brand and FICO score.

	Acquired Vacation Ownership Notes Receivable as of September 30, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$59	$36	$3	$9	$107
Sheraton	59	54	10	24	147
Hyatt	9	6	1	1	17
Welk	128	87	1	3	219
Other	2	1	—	1	4
	$257	$184	$15	$38	$494

	Acquired Vacation Ownership Notes Receivable as of December 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$81	$48	$4	$11	$144
Sheraton	81	73	13	31	198
Hyatt	12	9	1	—	22
Other	2	1	—	2	5
	$176	$131	$18	$44	$369
The following tables detail the origination year of our Legacy-ILG and Legacy-Welk acquired vacation ownership notes receivable by brand and FICO score as of September 30, 2021.

	Acquired Vacation Ownership Notes Receivable - Westin
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$—	$—	$—	$16	$17	$26	$59
600 - 699	—	—	—	9	10	17	36
< 600	—	—	—	2	—	1	3
No Score	—	—	—	2	3	4	9
	$—	$—	$—	$29	$30	$48	$107

	Acquired Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$—	$—	$—	$17	$17	$25	$59
600 - 699	—	—	—	14	15	25	54
< 600	—	—	—	6	2	2	10
No Score	—	—	—	7	7	10	24
	$—	$—	$—	$44	$41	$62	$147

	Acquired Vacation Ownership Notes Receivable - Hyatt and Other
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$—	$—	$—	$3	$2	$6	$11
600 - 699	—	—	—	1	2	4	7
< 600	—	—	—	—	—	1	1
No Score	—	—	—	—	—	2	2
	$—	$—	$—	$4	$4	$13	$21

	Acquired Vacation Ownership Notes Receivable - Welk
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$22	$14	$21	$33	$27	$11	$128
600 - 699	17	11	15	23	16	5	87
< 600	—	—	—	—	1	—	1
No Score	1	—	1	1	—	—	3
	$40	$25	$37	$57	$44	$16	$219

The following tables show the Legacy-ILG and Legacy-Welk originated vacation ownership notes receivable, before reserves, by brand and FICO score.

	Originated Vacation Ownership Notes Receivable as of September 30, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$136	$63	$7	$28	$234
Sheraton	127	91	19	45	282
Hyatt	21	10	1	—	32
Welk	52	21	1	—	74
	$336	$185	$28	$73	$622

	Originated Vacation Ownership Notes Receivable as of December 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$109	$52	$6	$23	$190
Sheraton	106	72	16	43	237
Hyatt	16	8	—	—	24
	$231	$132	$22	$66	$451
The following tables detail the origination year of our Legacy-ILG and Legacy-Welk originated vacation ownership notes receivable by brand and FICO score as of September 30, 2021.

	Originated Vacation Ownership Notes Receivable - Westin
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$58	$24	$45	$9	$—	$—	$136
600 - 699	23	11	24	5	—	—	63
< 600	3	2	2	—	—	—	7
No Score	13	5	9	1	—	—	28
	$97	$42	$80	$15	$—	$—	$234

	Originated Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$47	$26	$43	$11	$—	$—	$127
600 - 699	34	17	31	9	—	—	91
< 600	6	4	7	2	—	—	19
No Score	8	10	22	5	—	—	45
	$95	$57	$103	$27	$—	$—	$282

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$9	$3	$7	$2	$—	$—	$21
600 - 699	4	2	3	1	—	—	10
< 600	1	—	—	—	—	—	1
No Score	—	—	—	—	—	—	—
	$14	$5	$10	$3	$—	$—	$32

	Originated Vacation Ownership Notes Receivable - Welk
($ in millions)	2021	2020	2019	2018	2017	2016 & Prior	Total
700 +	$52	$—	$—	$—	$—	$—	$52
600 - 699	21	—	—	—	—	—	21
< 600	1	—	—	—	—	—	1
No Score	—	—	—	—	—	—	—
	$74	$—	$—	$—	$—	$—	$74

7.	FINANCIAL INSTRUMENTS
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

	At September 30, 2021		At December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable	$2,026	$2,084	$1,840	$1,886
Other assets	70	70	60	60
Total financial assets	$2,096	$2,154	$1,900	$1,946

Securitized debt, net	$(1,594)	$(1,646)	$(1,588)	$(1,653)
2025 Notes, net	(495)	(529)	(494)	(533)
2026 Notes, net	—	—	(744)	(784)
2028 Notes, net	(346)	(356)	(346)	(359)
2029 Notes, net	(493)	(507)	—	—
Term Loan, net	(776)	(769)	(873)	(864)
2022 Convertible Notes, net	(221)	(280)	(215)	(262)
2026 Convertible Notes, net	(455)	(648)	—	—
Total financial liabilities	$(4,380)	$(4,735)	$(4,260)	$(4,455)
Vacation Ownership Notes Receivable

	At September 30, 2021		At December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Securitized	$1,486	$1,532	$1,493	$1,530

Eligible for securitization	244	256	128	137
Not eligible for securitization	296	296	219	219
Non-securitized	540	552	347	356
	$2,026	$2,084	$1,840	$1,886
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
Other Assets
Other assets include $70 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Term Loan
We estimate the fair value of our Term Loan (as defined in Footnote 13 “Debt”) using quotes from securities dealers as of the last trading day for the quarter; however this loan has only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which the Term Loan could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
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
As of September 30, 2021, a conversion premium existed for our 2022 Convertible Notes (as defined in Footnote 13 “Debt”). As no conversion premium existed as of September 30, 2020, there was no potential dilutive impact from our 2022 Convertible Notes for the third quarter or first three quarters of 2020. Additionally, as no conversion premium existed for our 2026 Convertible Notes (as defined in Footnote 13 “Debt”) as of September 30, 2021, there was no potential dilutive impact from our 2026 Convertible Notes for the third quarter or first three quarters of 2021.
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
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings or loss per share attributable to common shareholders.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2021(1)	September 30, 2020	September 30, 2021	September 30, 2020
Computation of Basic Earnings (Loss) Per Share Attributable to Common Shareholders
Net income (loss) attributable to common shareholders	$10	$(62)	$(12)	$(238)
Shares for basic earnings (loss) per share	42.9	41.2	42.4	41.3
Basic earnings (loss) per share	$0.24	$(1.51)	$(0.28)	$(5.76)
Computation of Diluted Earnings (Loss) Per Share Attributable to Common Shareholders
Net income (loss) attributable to common shareholders	$10	$(62)	$(12)	$(238)
Shares for basic earnings (loss) per share	42.9	41.2	42.4	41.3
Effect of dilutive shares outstanding (2)
Employee stock options and SARs	0.2	—	—	—
Restricted stock units	0.5	—	—	—
2022 Convertible Notes	0.1	—	—	—
Shares for diluted earnings (loss) per share	43.7	41.2	42.4	41.3
Diluted earnings (loss) per share	$0.23	$(1.51)	$(0.28)	$(5.76)
_______________________________
(1)The computation of diluted earnings per share attributable to common shareholders excludes approximately 298,000 shares of common stock, the maximum number of shares issuable as of September 30, 2021, upon the vesting of certain performance-based awards because the performance condition required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)For the first three quarters of 2021 and the third quarter and the first three quarters of 2020, the following potentially dilutive securities were excluded from the above calculation of diluted net loss per share attributable to common shareholders during the periods presented, as the effects of including these securities would have been anti-dilutive.

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2020	September 30, 2021	September 30, 2020
Employee stock options and SARs	0.1	0.2	0.2
Restricted stock units	0.3	0.5	0.2
2022 Convertible Notes	—	0.1	—
	0.4	0.8	0.4
In accordance with the applicable accounting guidance for calculating earnings per share, for the third quarter of 2021, we excluded from our calculation of diluted earnings per share 127,008 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise price of $173.88 of such SARs was greater than the average market price for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At September 30, 2021	At December 31, 2020
Real estate inventory(1)	$732	$749
Other	9	10
	$741	$759
_________________________
(1)Represents completed inventory that is registered for sale as vacation ownership interests and vacation ownership inventory expected to be reacquired pursuant to estimated future foreclosures.
We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $6 million during the first three quarters of 2021 and by $4 million during the first three quarters of 2020.
In addition to the above, at September 30, 2021 and December 31, 2020, we had $465 million and $162 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are legally registered for sale as vacation ownership products. We also have $24 million and $43 million of deposits on future purchases of inventory at September 30, 2021 and December 31, 2020, respectively, which are included in the Other assets line on our Balance Sheets.

10.	GOODWILL AND INTANGIBLES
Goodwill
The following table details the carrying amount of our goodwill at September 30, 2021 and December 31, 2020, and reflects goodwill attributed to the ILG Acquisition and the Welk Acquisition.

($ in millions)	Vacation Ownership Reporting Unit	Exchange & Third-Party Management Reporting Unit	Total Consolidated
Balance at December 31, 2020	$2,445	$372	$2,817
Welk Acquisition	299	—	299
Balance at June 30, 2021	2,744	372	3,116
Measurement period adjustments	(30)	—	(30)
Balance at September 30, 2021	$2,714	$372	$3,086

Q1 2021, Q2 2021, and Q3 2021
We periodically monitor for indicators of impairment of our goodwill and none were identified during the third quarter or first three quarters of 2021. While the goodwill of our reporting units was not impaired during the first three quarters of 2021, we cannot assure you that our goodwill will not be impaired in future periods.
Q1 2020
We recognized a non-cash impairment charge of $73 million in the Impairment line on our Income Statement during the first quarter of 2020 related to the Exchange & Third-Party Management reporting unit, which was primarily driven by the change in expected future operating results as a result of the impact of the COVID-19 pandemic.
Intangible Assets
The following table details the composition of our intangible asset balances:

($ in millions)	At September 30, 2021	At December 31, 2020
Definite-lived intangible assets
Member relationships	$671	$671
Management contracts	451	351
	1,122	1,022
Accumulated amortization	(179)	(134)
	943	888
Indefinite-lived intangible assets
Trade names	64	64
	$1,007	$952
Q1 2020
We recognized a non-cash impairment charge of $18 million in the Impairment line on our Income Statement during the first quarter of 2020 related to the indefinite-lived intangible assets in our Exchange & Third-Party Management segment, which was primarily attributed to the decline in estimated near-term revenues and related recovery of long-term revenues as a result of the impact of the COVID-19 pandemic.

11.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of September 30, 2021, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $87 million, of which we expect $14 million, $40 million, $21 million, $6 million, $5 million and $1 million will be paid in the remainder of 2021, 2022, 2023, 2024, 2025, and thereafter, respectively.
•We have various commitments to acquire real estate for use in our Vacation Ownership segment via our involvement with VIEs. Refer to Footnote 16 “Variable Interest Entities” for additional information and our activities relating to the VIEs involved in these transactions.
•We have a remaining commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Vacation Ownership segment, contingent upon completion of construction to agreed-upon standards. We expect to complete the acquisition in 2022 and to make the remaining payments of $23 million in 2022 with respect to these units, when specific construction milestones are completed.
Surety bonds issued as of September 30, 2021 totaled $123 million, the majority of which were requested by federal, state, or local governments in connection with our operations.
As of September 30, 2021, we had $2 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”). In addition, as of September 30, 2021, we had $2 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.

We estimate the cash outflow associated with completing the phases of our existing portfolio of vacation ownership projects currently under development will be approximately $2 million, of which $1 million is included within liabilities on our Balance Sheet at September 30, 2021. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed in 2022.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At September 30, 2021, our maximum exposure under fixed dollar guarantees was $12 million, of which $1 million, $4 million, $2 million, $2 million, $1 million, and $2 million relate to the remainder of 2021, 2022, 2023, 2024, 2025, and thereafter, respectively.
We have a commitment to a property owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the property owners’ association and the income received by the property owners’ association. The agreement will terminate on the earlier of: 1) sale of 80% of the total ownership interests; or 2) upon our written notification of termination. At September 30, 2021, our expected commitment for the remainder of 2021 is $3 million.
Loss Contingencies
In March 2017, RCHFU, L.L.C. and other owners at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) filed a complaint in an action pending in the U.S. District Court for the District of Colorado against us and certain third parties, alleging that their fractional interests were devalued by the affiliation of the RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based Marriott Vacation Club Destinations (“MVCD”) program. The plaintiffs sought compensatory damages, disgorgement, punitive damages, fees and costs. In September 2021, the District Court granted our motion for summary judgment and dismissed the case. In October 2021, the plaintiffs appealed the ruling. Subsequently, the parties have agreed in principle to the dismissal of plaintiffs’ appeal in exchange for a dismissal of our claim for attorneys’ fees and expenses.
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
In February 2019, the owners’ association for the St. Regis Residence Club, New York, filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, was unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements.
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
In May 2019, the G.A. Resort Condominium Association Inc., the owners’ association for the fractional owners at the Hyatt Residence Club Grand Aspen resort (“HRC Grand Aspen”) filed a lawsuit against us in the District Court for the County of Pitkin, Colorado relating to the transfer of ownership of developer-owned fractional interests at HRC Grand Aspen to the HPC Trust Club for sale and use as a part of the Hyatt Residence Club Portfolio Program. The lawsuit was subsequently removed to the U.S. District Court for the District of Colorado. The plaintiff sought termination of the management agreement with the owners’ association, the annulment of certain amendments to governing documents at HRC Grand Aspen, the removal of fractional interests at HRC Grand Aspen from the HPC Trust Club, unspecified damages, disgorgement of profits, fees and costs. In November 2020, the District Court granted our motion to dismiss and dismissed the case. The plaintiffs have appealed the ruling.

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

12.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2021	At December 31, 2020
Vacation ownership notes receivable securitizations, gross(1)	$1,611	$1,604
Unamortized debt discount and issuance costs	(17)	(16)
	$1,594	$1,588
_________________________
(1)Interest rates as of September 30, 2021 range from 1.5% to 4.4%, with a weighted average interest rate of 2.5%
All of our securitized debt is non-recourse to us. See Footnote 16 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows scheduled future principal payments for our securitized debt as of September 30, 2021.

Vacation Ownership Notes Receivable Securitizations
($ in millions)
Payments Year
2021, remaining	$44
2022	175
2023	179
2024	182
2025	183
Thereafter	848
$1,611

Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter of 2021, and as of September 30, 2021, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of September 30, 2021, we had 13 securitized vacation ownership notes receivable pools outstanding.
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
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), which has a borrowing capacity of $350 million, allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. During the second quarter of 2021, we amended certain agreements associated with this facility, and as a result, the revolving period was extended from December 20, 2021 to April 21, 2023 and the interest rate increased from primarily LIBOR plus 1.1% to primarily LIBOR plus 1.35%. Our borrowing capacity was not modified by these amendments. The amended facility expanded our ability to monetize vacation ownership notes receivable loans originated by Welk. The other terms were substantially similar to those in effect prior to the execution of the amendments. As of September 30, 2021, there were no cash borrowings outstanding under our Warehouse Credit Facility.

13.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2021	At December 31, 2020
Senior Secured Notes
2025 Notes	$500	$500
Unamortized debt discount and issuance costs	(5)	(6)
	495	494
Senior Unsecured Notes
2026 Notes	—	750
Unamortized debt discount and issuance costs	—	(6)
	—	744

2028 Notes	350	350
Unamortized debt discount and issuance costs	(4)	(4)
	346	346

2029 Notes	500	—
Unamortized debt discount and issuance costs	(7)	—
	493	—
Corporate Credit Facility
Term Loan	784	884
Unamortized debt discount and issuance costs	(8)	(11)
	776	873
Convertible Notes
2022 Convertible Notes	230	230
Unamortized debt discount and issuance costs	(9)	(15)
	221	215

2026 Convertible Notes	575	—
Unamortized debt discount and issuance costs	(120)	—
	455	—

Finance Leases	9	8
	$2,795	$2,680
The following table shows scheduled future principal payments for our debt, excluding finance leases, as of September 30, 2021.

($ in millions)	2025 Notes	2028 Notes	2029 Notes	Term Loan	2022 Convertible Notes	2026 Convertible Notes	Total
Payments Year
2021, remaining	$250	$—	$—	$—	$—	$—	$250
2022	—	—	—	—	230	—	230
2023	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—
2025	250	—	—	784	—	—	1,034
Thereafter	—	350	500	—	—	575	1,425
	$500	$350	$500	$784	$230	$575	$2,939

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
Issuance and Redemption of Senior Notes
The 2029 Notes were issued under an indenture dated June 21, 2021 with The Bank of New York Mellon Trust Company, N.A., as trustee. We received net proceeds of $493 million from the offering, after deducting the underwriting fees and transaction expenses. We used these proceeds in July 2021 to redeem, prior to maturity, $500 million of the $750 million aggregate principal amount of 6.500% Senior Unsecured Notes due 2026 issued in the third quarter of 2018 with a maturity date of September 15, 2026 (the “2026 Notes”) and pay transaction expenses and fees in connection with the transaction. We will pay interest on the 2029 Notes on June 15 and December 15 of each year, commencing on December 15, 2021. We may redeem some or all of the 2029 Notes prior to maturity under the terms provided in the indenture.
As noted above, in July 2021, we redeemed, prior to maturity, $500 million aggregate principal amount of the 2026 Notes pursuant to a redemption notice issued in June 2021 and the terms of the indenture governing the 2026 Notes. Additionally, in September 2021, we issued a redemption notice and redeemed, prior to maturity, the remaining $250 million aggregate principal amount of the 2026 Notes pursuant to the terms of the indenture governing the 2026 Notes. In connection with the redemptions that occurred during the third quarter of 2021, we incurred charges of $36 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which was recorded in the Losses and other expense, net line on our Income Statement for the three and nine months ended September 30, 2021.
During the third quarter of 2021, we delivered a redemption notice of $250 million aggregate principal amount of the 2025 Notes pursuant to the terms of the indenture governing the 2025 Notes. Subsequent to the end of the third quarter of 2021, we redeemed, prior to maturity, $250 million aggregate principal amount of the 2025 Notes. In connection with this redemption, we expect to incur charges of approximately $19 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which will be recorded in the fourth quarter of 2021.
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
In 2020, we entered into a waiver (the “Waiver”) to the agreement that governs our Corporate Credit Facility, which, among other things, suspended the requirement to comply with the leverage covenant in the Revolving Corporate Credit Facility, commencing with the fiscal quarter ending June 30, 2020. The initial suspension period included in the Waiver was up to four quarters, however in February 2021, we further amended the agreement governing our Corporate Credit Facility to extend the suspension period included in the Waiver through the end of 2021. The Waiver prohibited us from making certain restricted payments, including share repurchases and dividends. On September 9, 2021, we elected to terminate the Waiver.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625 percent and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480 percent and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000 percent and a floor strike rate of 1.8810 percent through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of September 30, 2021 and December 31, 2020. We

characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.
The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments during the first three quarters of 2021 and 2020. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2021	2020
Derivative instrument adjustment balance, January 1	$(39)	$(21)
Other comprehensive gain (loss) before reclassifications	6	(24)
Derivative instrument adjustment balance, March 31	(33)	(45)
Other comprehensive gain (loss) before reclassifications	3	(1)
Derivative instrument adjustment balance, June 30	(30)	(46)
Other comprehensive gain before reclassifications	3	3
Derivative instrument adjustment balance, September 30	$(27)	$(43)
Convertible Notes
2022 Convertible Notes
During 2017, we issued $230 million of aggregate principal amount of convertible senior notes (the “2022 Convertible Notes”) that bear interest at a rate of 1.50 percent, payable in cash semi-annually. The 2022 Convertible Notes mature on September 15, 2022, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of September 30, 2021 to 6.8201 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to a conversion price of $146.63 per share of our common stock), as a result of the dividends that have been declared since issuance that were greater than the quarterly dividend when the 2022 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the 2022 Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount. As of September 30, 2021, the effective interest rate was 4.73% and the remaining discount amortization period was one year.
The following table shows the net carrying value of the 2022 Convertible Notes.

($ in millions)	At September 30, 2021	At December 31, 2020
Liability component
Principal amount	$230	$230
Unamortized debt discount	(8)	(13)
Unamortized debt issuance costs	(1)	(2)
Net carrying amount of the liability component	$221	$215

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the 2022 Convertible Notes.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Contractual interest expense	$1	$1	$3	$3
Amortization of debt discount	1	1	5	5
Amortization of debt issuance costs	—	—	1	1
	$2	$2	$9	$9

2022 Convertible Note Hedges and Warrants
In connection with the offering of the 2022 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2022 Convertible Note Hedges”), covering a total of approximately 1.5 million shares of our common stock, and warrant transactions (“2022 Warrants”), whereby we sold to the counterparties to the 2022 Convertible Note Hedges warrants to acquire approximately 1.5 million shares of our common stock. As of September 30, 2021, the strike prices of the 2022 Convertible Note Hedges and the 2022 Warrants were subject to adjustment to approximately $148.73 and $177.33, respectively, and no 2022 Convertible Note Hedges or 2022 Warrants have been exercised.
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
The 2026 Convertible Notes will not bear regular interest and will mature on January 15, 2026, unless earlier repurchased or converted in accordance with their terms prior to that date. On or after October 15, 2025, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the 2026 Convertible Notes, holders may convert their 2026 Convertible Notes at their option. The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of September 30, 2021 to 5.8685 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $170.40 per share of our common stock), as a result of the dividends that have been declared since issuance. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the 2026 Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
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
In accounting for the issuance of the 2026 Convertible Notes, we separated the 2026 Convertible Notes into liability and equity components and allocated $449 million to the liability component and $126 million to the equity component. The resulting debt discount is amortized as interest expense. As of September 30, 2021, the effective interest rate was 4.96% and the remaining debt discount amortization period was 4.3 years. We had debt issuance costs, including initial purchasers’ discount to underwriters, of $15 million related to the 2026 Convertible Notes, which were allocated to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the 2026 Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in shareholders’ equity.
The following table shows the net carrying value of the 2026 Convertible Notes.

($ in millions)	At September 30, 2021	At December 31, 2020
Liability component
Principal amount	$575	$—
Unamortized debt discount	(110)	—
Unamortized debt issuance costs	(10)	—
Net carrying amount of the liability component	$455	$—

Carrying amount of equity component, net of issuance costs	$117	$—
The following table shows interest expense information related to the 2026 Convertible Notes.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amortization of debt discount	$6	$—	$16	$—
Amortization of debt issuance costs	1	—	2	—
	$7	$—	$18	$—
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock with certain counterparties (the “2026 Convertible Note Hedges”), covering a total of 3.4 million shares of our common stock at a cost of $100 million. The 2026 Convertible Note Hedges are subject to anti-dilution provisions substantially similar to those of the 2026 Convertible Notes, have a strike price that initially corresponded to the initial conversion price of the 2026 Convertible Notes, are exercisable by us upon any conversion under the 2026 Convertible Notes, and expire when the 2026 Convertible Notes mature. The cost of the 2026 Convertible Note Hedges is expected to be tax deductible as an original issue discount over the life of the 2026 Convertible Notes, as the 2026 Convertible Notes and the 2026 Convertible Note Hedges represent an integrated debt instrument for tax purposes. The cost of the 2026 Convertible Note Hedges was recorded as a reduction of Additional paid-in capital on our Balance Sheet.

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
The 2026 Convertible Notes, the 2026 Convertible Note Hedges, and the 2026 Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of September 30, 2021, the strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to approximately $170.40 and $213.00, respectively, and no 2026 Convertible Notes or 2026 Warrants have been exercised.
Security and Guarantees
Amounts borrowed under the Corporate Credit Facility and the 2025 Notes, as well as obligations with respect to letters of credit issued pursuant to the Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. In addition, the Corporate Credit Facility, the 2026 Convertible Notes, the 2025 Notes, the 2028 Notes, and the 2029 Notes are guaranteed by MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding bankruptcy remote special purpose subsidiaries.

14.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 30, 2021, there were 75,491,621 shares of Marriott Vacations Worldwide common stock issued, of which 42,715,459 shares were outstanding and 32,776,162 shares were held as treasury stock. At December 31, 2020, there were 75,279,061 shares of Marriott Vacations Worldwide common stock issued, of which 41,094,248 shares were outstanding and 34,184,813 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 30, 2021 or December 31, 2020.
Share Repurchase Program
During the third quarter of 2021, our Board of Directors authorized a share repurchase program under which we may purchase shares of our common stock for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
The following table summarizes share repurchase activity under our share repurchase programs:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2020	17,188,885	$1,340	$77.95
For the first three quarters of 2021	29,035	4	$154.84
As of September 30, 2021	17,217,920	$1,344	$78.08
As of September 30, 2021, $246 million remained available for repurchase under the authorization approved by the Board of Directors in the third quarter of 2021. The authorization for the current share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.

Dividends
We declared cash dividends to holders of common stock during the quarter ended September 30, 2021 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt, and Board approval. There can be no assurance that we will pay dividends in the future.

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
September 10, 2021	September 23, 2021	October 7, 2021	$0.54
Noncontrolling Interests - Property Owners’ Associations
We consolidate certain property owners’ associations. Noncontrolling interests represent the portion of the property owners’ associations related to third-party vacation ownership interest owners. Noncontrolling interests of $31 million as of both September 30, 2021 and December 31, 2020 are included on our Balance Sheets as a component of equity.

15.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of September 30, 2021, approximately 1.5 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Service-based RSUs	$8	$5	$23	$16
Performance-based RSUs	1	4	4	3
ILG Acquisition Converted RSUs	—	1	—	2
	9	10	27	21
SARs	2	1	6	3
	$11	$11	$33	$24
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At September 30, 2021	At December 31, 2020
Service-based RSUs	$32	$27
Performance-based RSUs	2	6
	34	33
SARs	4	1
	$38	$34
Restricted Stock Units
We granted 171,625 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $169.19, to our employees and non-employee directors during the first three quarters of 2021.
Stock Appreciation Rights
We granted 127,857 SARs, with a weighted average grant-date fair value of $70.66 and a weighted average exercise price of $173.88, to members of management during the first three quarters of 2021. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.

The following table outlines the assumptions used to estimate the fair value of grants during the first three quarters of 2021:

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
The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at September 30, 2021:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net	$1,486	$—	$1,486
Interest receivable	10	—	10
Restricted cash	69	—	69
Total	$1,565	$—	$1,565
Consolidated Liabilities
Interest payable	$2	$—	$2
Securitized Debt	1,611	—	1,611
Total	$1,613	$—	$1,613
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the third quarter of 2021:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$55	$—	$55
Interest expense to investors	$11	$—	$11
Debt issuance cost amortization	$2	$—	$2
Administrative expenses	$1	$—	$1

The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first three quarters of 2021:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$160	$—	$160
Interest expense to investors	$33	$1	$34
Debt issuance cost amortization	$5	$1	$6
Administrative expenses	$2	$—	$2
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$421	$371
Principal receipts	432	360
Interest receipts	167	166
Reserve release	109	16
Total	1,129	913
Cash Outflows
Principal to investors	(452)	(370)
Voluntary repurchases of defaulted vacation ownership notes receivable	(78)	(69)
Voluntary clean-up call	(72)	(18)
Interest to investors	(33)	(37)
Funding of restricted cash	(110)	(20)
Total	(745)	(514)
Net Cash Flows	$384	$399
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
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$—	$315
Principal receipts	—	34
Interest receipts	—	17
Reserve release	—	2
Total	—	368
Cash Outflows
Principal to investors	—	(33)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(3)
Repayment of Warehouse Credit Facility	—	(300)
Interest to investors	(1)	(4)
Funding of restricted cash	—	(2)
Total	(1)	(342)
Net Cash Flows	$(1)	$26

Other Variable Interest Entities
We have a commitment to purchase an operating property located in San Francisco, California, that we currently manage as Marriott Vacation Club Pulse, San Francisco. We expect to acquire the operating property over time and as of September 30, 2021 are committed to make payments for the operating property as follows: $25 million in 2022 and $32 million in 2023. See Footnote 3 “Acquisitions and Dispositions” for information on the purchases that occurred during the first quarters of 2021 and 2020. We are required to purchase the property from the third-party developer unless the developer has sold the property to another party. The property is held by a VIE for which we are not the primary beneficiary as we cannot prevent the VIE from selling the property to another party at a higher price. Accordingly, we have not consolidated the VIE. As of September 30, 2021, our Balance Sheet reflected $2 million in Accounts Receivable, including a note receivable of less than $1 million, and $10 million in Other assets for a deposit related to the future acquisition of a portion of this property. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $12 million as of September 30, 2021.
We have a commitment to purchase a property located in Waikiki, Hawaii, which was assigned to a third party during 2020. If we are unable to negotiate a capital efficient inventory arrangement, we are committed to purchase the property, in its then current form, for $104 million in 2022, unless it has been sold to another party. The property is held by a VIE for which we are not the primary beneficiary as we do not control the operations of the VIE. Accordingly, we have not consolidated the VIE. As of September 30, 2021, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of less than $1 million. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $1 million as of September 30, 2021.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At September 30, 2021, the value of the assets held in the rabbi trust was $70 million, which is included in the Other line within assets on our Balance Sheets.

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
Our CODM uses Adjusted EBITDA to evaluate the profitability of our operating segments, and the components of net income attributable to common shareholders excluded from Adjusted EBITDA are not separately evaluated. Adjusted EBITDA is defined as net income or loss attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income (loss) attributable to common shareholders is presented below.
Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Vacation Ownership	$974	$571	$2,518	$1,884
Exchange & Third-Party Management	77	71	249	236
Total segment revenues	1,051	642	2,767	2,120
Corporate and other	1	7	23	19
	$1,052	$649	$2,790	$2,139
Adjusted EBITDA and Reconciliation to Net Income (Loss) Attributable to Common Shareholders

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Adjusted EBITDA Vacation Ownership	$215	$28	$465	$156
Adjusted EBITDA Exchange & Third-Party Management	35	31	113	91
Reconciling items:
Corporate and other	(45)	(24)	(140)	(84)
Interest expense	(41)	(37)	(128)	(112)
Tax (provision) benefit	(47)	14	(63)	91
Depreciation and amortization	(35)	(30)	(112)	(93)
Share-based compensation expense	(11)	(11)	(33)	(24)
Certain items	(61)	(33)	(114)	(263)
Net income (loss) attributable to common shareholders	$10	$(62)	$(12)	$(238)
Assets

($ in millions)	At September 30, 2021	At December 31, 2020
Vacation Ownership	$7,750	$6,859
Exchange & Third-Party Management	927	951
Total segment assets	8,677	7,810
Corporate and other	866	1,088
	$9,543	$8,898
We conduct business globally, and our operations outside the United States represented approximately 10 percent and 8 percent of our revenues, excluding cost reimbursements, for the three months ended September 30, 2021 and September 30, 2020, respectively, and 10 percent of our revenues, excluding cost reimbursements, for each of the nine months ended September 30, 2021 and September 30, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations; business strategies, such as our plans to continue to increase focus on sales to first-time buyers; financing plans; competitive position; potential growth opportunities; potential operating performance improvements, including expectations that contract sales and rental occupancies will continue to improve throughout the remainder of 2021 and that interest income will begin to increase in the remainder of 2021 and into 2022; the effects of competition; and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the COVID-19 pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
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
Acquisition of Welk
On April 1, 2021, we completed the Welk Acquisition, after which Welk became our indirect wholly-owned subsidiary. The Financial Statements in this report include Welk’s results of operations for the second and third quarters of 2021 and reflect the financial position of our combined company at September 30, 2021. We refer to Welk’s business and brands that we acquired as “Legacy-Welk.”
COVID-19 Pandemic Update
The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets. At this time, our businesses continue to ramp up, with the majority of our sales centers, resorts, and other properties having reopened. While our contract sales and financial results remain below pre-pandemic levels, we have continued to experience significant sequential improvement each quarter as we progressed through 2020 and the first three quarters of 2021. We expect that sequential improvement to continue across our businesses during the fourth quarter of 2021. We discuss the COVID-19 pandemic and its current and potential future implications in this report; however, the COVID-19 pandemic, and any recovery therefrom, is evolving and its potential impact on our business in the future remains uncertain.
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
Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Average FICO score	731	731
The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten to fifteen years. Included within our vacation ownership notes receivable are originated vacation ownership notes receivable and vacation ownership notes receivable acquired in connection with the ILG Acquisition and the Welk Acquisition.
The interest income earned from the originated vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of finance contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 60 percent in the third quarter of 2021 and 43 percent in the third quarter of 2020; the higher financing propensity in the third quarter of 2021 is due to a higher percentage of sales during this period to first-time-buyers, who tend to have a higher financing propensity. As we proceed into 2022, we expect to continue to shift back to an increased focus on sales to first-time buyers, which should further increase propensity and increase interest income as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

	Nine Months Ended
	September 30, 2021	September 30, 2020
Historical default rates	3.3%	4.9%
Financing expenses include consumer financing interest expense, which represents interest expense associated with the securitization of our vacation ownership notes receivable, costs to support the financing, servicing and securitization processes and changes in expected credit losses related to acquired vacation ownership notes receivable. We distinguish consumer financing interest expense from all other interest expense because the debt associated with the consumer financing interest expense is secured by vacation ownership notes receivable that have been sold to bankruptcy remote special purpose entities and is generally non-recourse to us.
Rental
In our Vacation Ownership segment, we operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of owned-hotel properties. We also recognize rental revenue from the utilization of plus points under our points-based products when the points are redeemed for rental stays at one of our resorts or in other third-party offerings. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with ASC Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in transient rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.
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
•Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, labor costs, credit card expenses and reservation services); and
•Costs to secure resort accommodations for use in Getaways.
Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), owner use and exchange behavior. In addition, rental metrics may not correlate with rental revenues due to the requirement to report certain rental revenues net of rental expenses in accordance with ASC 978 (as discussed above). Further, as our ability to rent certain luxury and other inventory is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our Vacation Ownership segment units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a master unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas typically represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of occupancy available for rent and includes all of the combined inventory configurations available in our resort system.
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

Consolidated Results

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES
Sale of vacation ownership products	$330	$98	$789	$409
Management and exchange	225	176	638	548
Rental	130	56	340	209
Financing	69	64	196	206
Cost reimbursements	298	255	827	767
TOTAL REVENUES	1,052	649	2,790	2,139
EXPENSES
Cost of vacation ownership products	71	27	178	110
Marketing and sales	166	78	439	297
Management and exchange	138	106	381	342
Rental	84	74	247	245
Financing	22	24	64	85
General and administrative	54	32	166	121
Depreciation and amortization	35	30	112	93
Litigation charges	2	2	8	4
Restructuring	—	20	—	20
Royalty fee	26	23	78	72
Impairment	—	2	5	98
Cost reimbursements	298	255	827	767
TOTAL EXPENSES	896	673	2,505	2,254
Losses and other expense, net	(31)	—	(27)	(42)
Interest expense	(41)	(37)	(128)	(112)
Transaction and integration costs	(27)	(11)	(75)	(47)
Other	1	—	2	—
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	58	(72)	57	(316)
(Provision for) benefit from income taxes	(47)	14	(63)	91
NET INCOME (LOSS)	11	(58)	(6)	(225)
Net income attributable to noncontrolling interests	(1)	(4)	(6)	(13)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10	$(62)	$(12)	$(238)

Operating Statistics
2021 Third Quarter

	Three Months Ended
(Contract sales $ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Vacation Ownership
Total contract sales	$392	$141	$251	NM
Consolidated contract sales	$380	$140	$240	NM
Joint venture contract sales	$12	$1	$11	NM
Exchange & Third-Party Management
Total active members at end of period (000's)(1)	1,313	1,536	(223)	(15%)
Average revenue per member(1)	$42.95	$36.76	$6.19	17%
_______________
(1)Only includes members of the Interval International exchange network.
NM Not meaningful
2021 First Three Quarters

	Nine Months Ended
(Contract sales $ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Vacation Ownership
Total contract sales	$996	$486	$510	105%
Consolidated contract sales	$968	$476	$492	103%
Joint venture contract sales	$28	$10	$18	NM
Exchange & Third-Party Management
Total active members at end of period (000's)(1)	1,313	1,536	(223)	(15%)
Average revenue per member(1)	$136.57	$108.44	$28.13	26%
_______________
(1)Only includes members of the Interval International exchange network.
Revenues
2021 Third Quarter
The following table presents our revenues for the third quarter of 2021 compared to the third quarter of 2020.

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Vacation Ownership	$974	$571	$403	71%
Exchange & Third-Party Management	77	71	6	5%
Total Segment Revenues	1,051	642	409	63%
Consolidated Property Owners’ Associations	1	7	(6)	(84%)
Total Revenues	$1,052	$649	$403	62%

2021 First Three Quarters
The following table presents our revenues for the first three quarters of 2021 compared to the first three quarters of 2020.

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Vacation Ownership	$2,518	$1,884	$634	34%
Exchange & Third-Party Management	249	236	13	5%
Total Segment Revenues	2,767	2,120	647	31%
Consolidated Property Owners’ Associations	23	19	4	22%
Total Revenues	$2,790	$2,139	$651	30%
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

2021 Third Quarter

	Three Months Ended		Change
($ in millions)	September 30, 2021	September 30, 2020		% Change
Net income (loss) attributable to common shareholders	$10	$(62)	$72	116%
Interest expense	41	37	4	10%
Provision for (benefit from) income taxes	47	(14)	61	NM
Depreciation and amortization	35	30	5	15%
EBITDA	133	(9)	142	NM
Share-based compensation expense	11	11	—	2%
Certain items	61	33	28	85%
Adjusted EBITDA	$205	$35	$170	NM
Certain items for the third quarter of 2021 consisted of $31 million of losses and other expense (including $36 million related to the early redemption of our 2026 Notes, $2 million of foreign currency translation losses, and $1 million of miscellaneous losses and other expenses, partially offset by $8 million related to a true-up to a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the (Provision for) benefit from income taxes line), $27 million of transaction and integration costs (including $22 million of ILG Acquisition and integration related costs, $3 million of Welk Acquisition related costs, and $2 million of other transaction costs), $2 million of litigation charges, and $5 million of purchase accounting adjustments, partially offset by $3 million to eliminate the impact of consolidating certain property owners’ associations and $1 million of miscellaneous other adjustments.
Certain items for the third quarter of 2020 consisted of $20 million of restructuring costs, $11 million of ILG Acquisition related costs, a $5 million loss and other expense related to the disposition of a formerly consolidated subsidiary, $2 million of purchase price adjustments, $2 million of litigation charges, $2 million of asset impairment charges, and $1 million of foreign currency translation losses, partially offset by $6 million of gains and other income related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado and $4 million related to the change in accrual for health and welfare costs for furloughed associates.
2021 First Three Quarters

	Nine Months Ended		Change
($ in millions)	September 30, 2021	September 30, 2020		% Change
Net loss attributable to common shareholders	$(12)	$(238)	$226	95%
Interest expense	128	112	16	14%
Provision for (benefit from) income taxes	63	(91)	154	NM
Depreciation and amortization	112	93	19	20%
EBITDA	291	(124)	415	NM
Share-based compensation expense	33	24	9	37%
Certain items	114	263	(149)	(56%)
Adjusted EBITDA	$438	$163	$275	NM
Certain items for the first three quarters of 2021 consisted of $75 million of transaction and integration costs (including $64 million of ILG Acquisition and integration related costs, $8 million of Welk Acquisition related costs, and $3 million of other transaction costs), $27 million of losses and other expense (including $36 million related to the early redemption of our 2026 Notes, and $1 million of miscellaneous losses and other expense, partially offset by $6 million related to a true-up to a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the (Provision for) benefit from income taxes line, and $4 million of foreign currency translation gains), $8 million of litigation charges, $5 million of impairment charges, and $7 million of purchase accounting adjustments, partially offset by $5 million to eliminate the impact of consolidating certain property owners’ associations, $2 million of activity related to the accrual for health and welfare costs for furloughed associates, and $1 million of miscellaneous other adjustments.
Certain items for the first three quarters of 2020 consisted of $98 million of asset impairment charges, $47 million of transaction and integration costs (including $44 million of ILG Acquisition related costs and $3 million of transaction costs related to our asset light inventory arrangements), $44 million of other charges (including $37 million related to the net sales reserve adjustment and $7 million related to an accrual for the health and welfare costs for furloughed associates), $42 million of losses and other expense, $20 million of restructuring costs, $4 million related to VAT charges, $4 million of purchase accounting adjustments, and $4 million of litigation charges.
Segment Adjusted EBITDA
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Vacation Ownership	$215	$28	$187	NM
Exchange & Third-Party Management	35	31	4	13%
Segment adjusted EBITDA	250	59	191	NM
General and administrative	(45)	(27)	(18)	NM
Consolidated property owners’ associations	—	3	(3)	NM
Adjusted EBITDA	$205	$35	$170	NM
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Vacation Ownership	$465	$156	$309	NM
Exchange & Third-Party Management	113	91	22	25%
Segment adjusted EBITDA	578	247	331	134%
General and administrative	(140)	(91)	(49)	NM
Consolidated property owners’ associations	—	7	(7)	NM
Adjusted EBITDA	$438	$163	$275	NM
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Segment adjusted EBITDA	$215	$28	$187	NM
Depreciation and amortization	(24)	(20)	(4)	(21%)
Share-based compensation expense	(1)	(2)	1	NM
Certain items	(5)	(9)	4	44%
Segment financial results	$185	$(3)	$188	NM
Certain items in the Vacation Ownership segment for the third quarter of 2021 consisted primarily of $5 million of purchase accounting adjustments.
Certain items in the Vacation Ownership segment for the third quarter of 2020 consisted of $11 million of restructuring costs, $2 million of litigation charges, a $1 million asset impairment charge, and $1 million of purchase accounting adjustments, partially offset by $6 million of gains and other income.

2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Segment adjusted EBITDA	$465	$156	$309	NM
Depreciation and amortization	(66)	(61)	(5)	(10%)
Share-based compensation expense	(4)	(4)	—	NM
Certain items	(15)	(52)	37	70%
Segment financial results	$380	$39	$341	NM
Certain items in the Vacation Ownership segment for the first three quarters of 2021 consisted primarily of $7 million of litigation charges and $7 million of purchase accounting adjustments.
Certain items in the Vacation Ownership segment for the first three quarters of 2020 consisted of $37 million related to a net sales reserve adjustment due primarily to the impact of the COVID-19 pandemic, $11 million of restructuring costs, $6 million of asset impairment charges, $4 million of litigation charges, $3 million related to transaction costs associated with our asset light inventory arrangements, and $3 million of purchase accounting adjustments, partially offset by $12 million of gains and other income.
Exchange & Third-Party Management
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Segment adjusted EBITDA	$35	$31	$4	13%
Depreciation and amortization	(11)	(8)	(3)	(42%)
Share-based compensation expense	—	—	—	—%
Certain items	(1)	(10)	9	97%
Segment financial results	$23	$13	$10	75%
Certain items in the Exchange & Third-Party Management segment for the third quarter of 2020 consisted of $5 million of losses and other expenses, $3 million of restructuring costs, $1 million of purchase accounting adjustments, and a $1 million asset impairment charge.
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Segment adjusted EBITDA	$113	$91	$22	25%
Depreciation and amortization	(40)	(24)	(16)	(60%)
Share-based compensation expense	(1)	(1)	—	8%
Certain items	(1)	(101)	100	99%
Segment financial results	$71	$(35)	$106	NM
Certain items in the Exchange & Third-Party Management segment for the first three quarters of 2020 consisted of $92 million of impairment charges related to Goodwill and certain trademarks resulting from the impact of the COVID-19 pandemic, $5 million of losses and other expenses, $3 million of restructuring costs, and $1 million of purchase accounting adjustments.

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 17 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES
Sale of vacation ownership products	$330	$98	$789	$409
Resort management and other services	126	82	343	267
Rental	121	46	308	180
Financing	69	64	196	204
Cost reimbursements	328	281	882	824
TOTAL REVENUES	974	571	2,518	1,884
EXPENSES
Cost of vacation ownership products	71	27	178	110
Marketing and sales	166	78	439	297
Resort management and other services	55	27	136	105
Rental	97	86	288	280
Financing	22	24	64	84
Depreciation and amortization	24	20	66	61
Litigation charges	1	2	7	4
Restructuring	(1)	11	—	11
Royalty fee	26	23	78	72
Impairment	—	1	—	6
Cost reimbursements	328	281	882	824
TOTAL EXPENSES	789	580	2,138	1,854
Gains and other income, net	—	6	—	12
Transaction and integration costs	(1)	—	(2)	(3)
Other	1	—	2	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$185	$(3)	$380	$39
Contract Sales
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Total consolidated contract sales	$380	$140	$240	NM
Joint venture contract sales	12	1	11	NM
Total contract sales	$392	$141	$251	NM
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Total consolidated contract sales	$968	$476	$492	103%
Joint venture contract sales	28	10	18	NM
Total contract sales	$996	$486	$510	105%

Sale of Vacation Ownership Products
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Total contract sales	$392	$141	$251	NM
Less: resales contract sales	(7)	(1)	(6)
Less: joint venture contract sales	(12)	(1)	(11)
Consolidated contract sales, net of resales	373	139	234
Plus:
Settlement revenue	8	4	4
Resales revenue	5	1	4
Revenue recognition adjustments:
Reportability	2	(18)	20
Sales reserve	(31)	(10)	(21)
Other(1)	(27)	(18)	(9)
Sale of vacation ownership products	$330	$98	$232	NM
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Sale of vacation ownership products increased $232 million due primarily to $234 million of higher consolidated contract sales volume, net of resales (including $30 million from the acquisition of Welk), a $20 million favorable change in revenue reportability, $4 million of higher settlement revenue, and $4 million of higher resales activity, offset partially by $21 million of higher sales reserve activity and $9 million of higher sales incentives issued (higher settlement revenue, sales incentives issued, and sales reserve activity were driven primarily by the higher contract sales volumes year-over-year).
The higher contract sales performance reflects the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter, as well as the inclusion of Welk beginning in the second quarter of 2021. With the reopening of many of our sales centers throughout 2020 and during 2021, and the Welk Acquisition, our contract sales volumes have continued to improve on a sequential basis each quarter and we expect that sequential improvement to continue during the fourth quarter of 2021.
Revenue reportability was slightly positive in the third quarter of 2021 as compared to a negative position historically. While we benefited from contract sales in the second quarter of 2021 being recognized as revenue in the third quarter of 2021, due to the impact of the Delta variant that negatively impacted contract sales late in the third quarter, we did not see a corresponding shift of revenues into the fourth quarter of 2021.
Revenue reportability was negative in the third quarter of 2020 as a result of contract sales late in the third quarter of 2020 that were recognized as revenue in the fourth quarter. Given the low sales volumes in June 2020 due to the impact of the COVID-19 pandemic, we did not benefit from a shift of revenues from sales late in the second quarter into the third quarter.

2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Total contract sales	$996	$486	$510	105%
Less: resales contract sales	(19)	(9)	(10)
Less: joint venture contract sales	(28)	(10)	(18)
Consolidated contract sales, net of resales	949	467	482
Plus:
Settlement revenue	21	12	9
Resales revenue	8	6	2
Revenue recognition adjustments:
Reportability	(51)	48	(99)
Sales reserve	(73)	(90)	17
Other(1)	(65)	(34)	(31)
Sale of vacation ownership products	$789	$409	$380	93%
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Sale of vacation ownership products increased $380 million due primarily to $482 million of higher consolidated contract sales volume, net of resales (including $61 million from the acquisition of Welk), $17 million of lower sales reserve activity, and $9 million of higher settlement revenue, and $2 million of higher resales activity, offset partially by a $99 million unfavorable change in revenue reportability, and $31 million of higher sales incentives issued (higher settlement revenue and sales incentives issued were driven by the higher contract sales volumes year-over-year).
The higher contract sales performance reflects the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter. With the reopening of the majority of our sales centers throughout 2020 and during the first three quarters of 2021, and the Welk Acquisition, our contract sales volumes have continued to improve on a sequential basis each quarter and we expect that improvement to continue through the remainder of 2021.
The lower sales reserve recorded in the first three quarters of 2021 reflects the prior year increase to the sales reserve to take into account higher expected default and delinquency activity as a result of the COVID-19 pandemic.
Revenue reportability was negative in the first three quarters of 2021. While we benefited from contract sales in the fourth quarter of 2020 being recognized as revenue in the first three quarters of 2021, given the increasing contract sales volumes due to the reopening of our sales centers as our business continued to ramp-up throughout the first three quarters of 2021, we saw a higher shift of contract sales in the third quarter of 2021 into the fourth quarter for revenue recognition. In contrast, revenue reportability was significantly positive in the first three quarters of 2020. The first three quarters of 2020 benefited from the contract sales from late in the fourth quarter of 2019 that were recognized as revenue in 2020. However, the first three quarters of 2020 were not impacted by a corresponding shift of revenues into the fourth quarter, given the low contract sales volumes in the third quarter of 2020 resulting from the impact of the COVID-19 pandemic.

Development Profit
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Sale of vacation ownership products	$330	$98	$232	NM
Cost of vacation ownership products	(71)	(27)	(44)	NM
Marketing and sales	(166)	(78)	(88)	(113%)
Development profit	$93	$(7)	$100	NM
Development profit increased $100 million year-over-year. The change reflected $78 million from the benefit of higher contract sales volumes and lower marketing and sales spending as a percentage of revenue, $17 million of favorable revenue reportability, and $4 million of favorable product cost, due to the sale of lower cost inventory as well as favorable product cost true-up activity, and $1 million related to lower sales reserve rate due to the mix of products being sold.
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Sale of vacation ownership products	$789	$409	$380	93%
Cost of vacation ownership products	(178)	(110)	(68)	(61%)
Marketing and sales	(439)	(297)	(142)	(48%)
Development profit	$172	$2	$170	NM
Development profit increased $170 million year-over-year. The change reflected $167 million from the benefit of higher contract sales volumes and lower marketing and sales spending as a percentage of revenue, $82 million related to lower sales reserve activity, and $1 million of favorable product cost, due mainly to the sale of lower cost inventory and, to a lesser extent, favorable product cost true-up activity, partially offset by $81 million of unfavorable revenue reportability year-over-year.
Resort Management and Other Services Revenues, Expenses and Profit
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Management fee revenues	$40	$37	$3	10%
Ancillary revenues	55	17	38	NM
Other management and exchange revenues	31	28	3	11%
Resort management and other services revenues	126	82	44	54%
Resort management and other services expenses	(55)	(27)	(28)	(107%)
Resort management and other services profit	$71	$55	$16	29%
Resort management and other services profit margin	55.9%	67.2%	(11.3 pts)
Resort management and other services revenues reflected higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter, as well as higher management fees and $8 million of revenues from the Welk Acquisition. Resort occupancies have continued to increase throughout 2021 as our resorts that were closed at the start of the COVID-19 pandemic have reopened. We expect this trend in business improvement to continue throughout the remainder of 2021.
The increase in resort management and other services profit reflected the higher ancillary expenses as a result of the higher ancillary revenues mentioned above.

2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Management fee revenues	$117	$113	$4	4%
Ancillary revenues	135	69	66	96%
Other management and exchange revenues	91	85	6	7%
Resort management and other services revenues	343	267	76	29%
Resort management and other services expenses	(136)	(105)	(31)	(31%)
Resort management and other services profit	$207	$162	$45	27%
Resort management and other services profit margin	60.2%	60.8%	(0.6 pts)
Resort management and other services revenues reflected higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter, as well as higher management fees and $16 million from the Welk Acquisition. Resort occupancies have continued to increase throughout 2021 as an increasing number of resorts that were closed at the start of the COVID-19 pandemic have reopened. We expect this trend in business improvement to continue throughout the remainder of 2021.
The increase in resort management and other services profit reflected the higher ancillary expenses as a result of the higher ancillary revenues mentioned above.
Rental Revenues, Expenses and Profit
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Rental revenues	$121	$46	$75	NM
Rental expenses	(97)	(86)	(11)	(12%)
Rental profit	$24	$(40)	$64	NM
Rental profit margin	20.6%	NM

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Transient keys rented(1)	500,952	237,749	263,203	111%
Average transient key rate	$260.00	$198.84	$61.16	31%
Resort occupancy	85.0%	24.5%	60.5 pts
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
The improvement in rental profit resulted from an increase in transient keys rented and a higher average transient rate due to the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter as well as from higher plus point revenue as COVID-19-related restrictions continued to ease. These increases were partially offset by higher inventory carrying costs (due to low sales volumes as a result of the COVID-19 pandemic, the acquisition of new inventory in the first quarter of 2021, and higher utilization of third-party vacation offerings for owners who elect to exchange their inventory).
As the majority of the governmental restrictions in response to the pandemic that caused rental activity to decline, such as travel restrictions and quarantine requirements, have been lifted, we expect rental occupancies to continue to increase throughout the remainder of 2021.

2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Rental revenues	$308	$180	$128	71%
Rental expenses	(288)	(280)	(8)	(3%)
Rental profit	$20	$(100)	$120	120%
Rental profit margin	6.6%	NM

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Transient keys rented(1)	1,433,738	816,404	617,334	76%
Average transient key rate	$240.48	$227.07	$13.41	6%
Resort occupancy	79.1%	53.8%	25.3 pts
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
The improvement in rental profit resulted from an increase in transient keys rented and a higher average transient rate due to the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter as well as from higher plus point revenue as COVID-19-related restrictions continued to ease. These increases were partially offset by higher inventory carrying costs (due to low sales volumes as a result of the COVID-19 pandemic, the acquisition of new inventory in the first quarter of 2021, and higher utilization of third-party vacation offerings for owners who elect to exchange their inventory).
As the majority of the governmental restrictions in response to the pandemic that caused rental activity to decline, such as travel restrictions and quarantine requirements, have been lifted, we expect rental occupancies to continue to increase throughout the remainder of 2021.
Financing Revenues, Expenses and Profit
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Financing revenues	69	64	5	8%
Financing expenses	(10)	(9)	(1)	(18%)
Consumer financing interest expense	(12)	(15)	3	21%
Financing profit	$47	$40	$7	16%
Financing propensity	59.6%	42.9%
Financing revenues increased due to the Welk Acquisition, which contributed $11 million for the third quarter of 2021. Excluding the impact of the Welk Acquisition, financing revenues declined $6 million due to a $200 million decrease in the average net vacation ownership notes receivable balance resulting from the continued pay-down of the existing vacation ownership notes receivable portfolio without a corresponding increase in the portfolio from new loan originations. As contract sales volumes continue to grow throughout the fourth quarter of 2021, we expect that this growth from new loan originations should more than offset the normal decline from loan payment activity, which would cause interest income to increase. Financing expenses increased due to higher salaries and wages and foreclosure costs as well as less than $1 million of higher costs from the Welk Acquisition. Lower consumer financing interest expense resulted from the continued pay-down of securitized debt balances. The higher financing propensity reflects a higher mix of sales to first time buyers, who tend to have a higher financing propensity. The low propensity in the prior year reflected the impact of sales programs that incented cash purchases during the initial periods of the COVID-19 pandemic. As we move into 2022, we expect to continue to shift back to an increased focus on sales to first-time buyers, which should increase propensity (60 percent or higher) and increase interest income as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.

2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Financing revenues	196	204	(8)	(4%)
Financing expenses	(26)	(40)	14	33%
Consumer financing interest expense	(38)	(44)	6	13%
Financing profit	$132	$120	$12	9%
Financing propensity	53.4%	51.0%
The Welk Acquisition provided $21 million of incremental revenues in the first three quarters of 2021. Excluding the impact of Welk activity, financing revenues decreased due to a $296 million decrease in the average net vacation ownership notes receivable balance resulting from the continued pay-down of the existing vacation ownership notes receivable portfolio without a corresponding increase from new loan originations. As contract sales volumes continue to grow through the remainder of 2021, we expect that this growth should begin to more than offset the normal decline from loan payment activity, which would cause interest income to increase. Financing expenses decreased due to $14 million of higher credit losses associated with acquired vacation ownership notes receivable in the prior year quarter. Lower consumer financing interest expense resulted from the continued pay-down of securitized debt balances, offset partially by $1 million of costs from the Welk Acquisition. The higher financing propensity reflects a higher mix of sales to first time buyers, who tend to have a higher financing propensity.
Royalty Fee
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Royalty fee	$26	$23	$3	14%
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Royalty fee	$78	$72	$6	9%
Royalty fee expense increased in the third quarter and first three quarters of 2021 as a result of higher contract closings compared to prior year periods.
Litigation Charges
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Litigation charges	$1	$2	$(1)	3%
During the third quarter of 2021 and the third quarter of 2020, we incurred $1 million and $2 million, respectively, of litigation charges related primarily to projects in Europe.
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Litigation charges	$7	$4	$3	106%
During the first three quarters of 2021 and first three quarters of 2020, we incurred $7 million and $4 million, respectively, of litigation charges related primarily to projects in Europe.

Restructuring
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Restructuring	$(1)	$11	$(12)	(106%)
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Restructuring	$—	$11	$(11)	(100%)
During the third quarter and first three quarters of 2020, we incurred $11 million in restructuring costs primarily related to a workforce reduction plan that we adopted as a result of the COVID-19 pandemic. During the third quarter of 2021, we trued up this restructuring accrual based upon current plans.
Impairment
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Impairment	$—	$1	$(1)	(99%)
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Impairment	$—	$6	$(6)	(100%)
No asset impairment charges were recorded for the third quarter of 2021 or the first three quarters of 2021. During the third quarter and first three quarters of 2020, we recorded non-cash impairment charges of $1 million and $6 million, respectively, related to our Asia Pacific inventory as a result of the impact of the COVID-19 pandemic.
Gains and Other Income
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Gains and other income, net	$—	$6	$(6)	(101%)
No gains and other income were recorded for the third quarter of 2021. During the third quarter of 2020, we recorded $6 million of gains and other income related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado.
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Gains and other income, net	$—	$12	$(12)	(100%)
No gains and other income were recorded for the first three quarters of 2021. During the first three quarters of 2020, we recorded $12 million of gains and other income, including $6 million of gains and other income related to the disposition of excess land parcels in Orlando, Florida and Steamboat Springs, Colorado and $4 million of net insurance proceeds related to the settlement of Legacy-MVW business interruption insurance claims arising from a prior year hurricane.

Exchange & Third-Party Management

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES
Management and exchange	$59	$49	$179	$160
Rental	9	10	32	29
Financing	—	—	—	2
Cost reimbursements	9	12	38	45
TOTAL REVENUES	77	71	249	236
EXPENSES
Management and exchange	33	27	99	93
Rental	—	2	—	8
Financing	—	—	—	1
Depreciation and amortization	11	8	40	24
Restructuring	1	3	1	3
Impairment	—	1	—	92
Cost reimbursements	9	12	38	45
TOTAL EXPENSES	54	53	178	266
Losses and other expense, net	—	(5)	—	(5)
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$23	$13	$71	$(35)
Rental Revenues, Expenses and Profit
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Rental revenues	$9	$10	$(1)	(12%)
Rental expenses	—	(2)	2	101%
Rental profit	$9	$8	$1	13%
Rental profit margin	100.2%	78.1%	22.1 pts
The increase in rental profit reflected a 4 percent increase in Getaway program transactions and a 13 percent increase in average fee, reflecting customers’ desire to travel and pent-up demand due to COVID-19-related restrictions. Late in the first quarter of 2021, we also introduced Getaway rentals of less than seven nights, providing members more opportunities to use their membership in ways that better fit their lifestyles.
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Rental revenues	$32	$29	$3	12%
Rental expenses	—	(8)	8	100%
Rental profit	$32	$21	$11	54%
Rental profit margin	100.1%	72.8%	27.3%
The increase in rental profit reflected a 42 percent increase in Getaway program transactions and a 10 percent increase in average fee, reflecting customers’ desire to travel and pent up-demand due to COVID-19-related restrictions. Late in the first quarter of 2021, we also introduced Getaway rentals of less than seven nights, providing members more opportunities to use their membership in ways that better fit their lifestyles.

Management and Exchange Profit
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Management and exchange revenue	$59	$49	$10	18%
Management and exchange expense	(33)	(27)	(6)	(17%)
Management and exchange profit	$26	$22	$4	19%
Management and exchange profit margin	44.7%	44.3%	0.4 pts
The increase in management and exchange revenue and profit reflected higher management fees and membership revenue due to the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter. For Interval International, average revenue per member increased 17 percent over the prior year comparable period.
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Management and exchange revenue	$179	$160	$19	12%
Management and exchange expense	(99)	(93)	(6)	(5%)
Management and exchange profit	$80	$67	$13	21%
Management and exchange profit margin	44.9%	41.5%	3.4 pts
The increase in management and exchange revenue and profit reflected higher management fees and exchange revenue due to the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic late in the prior year first quarter. These increases were partially offset by lower membership revenue as a result of lower renewal activity, driven by a 15% decline in active members in the third quarter and first three quarters of 2021, primarily due to the non-renewal of one of Interval International’s corporate customers which the Company announced in February of 2021. For Interval International, exchange transactions and average exchange fee increased 5 percent and 3 percent, respectively, over the prior year comparable periods.
Depreciation and Amortization
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Depreciation and amortization	$11	$8	$3	42%
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Depreciation and amortization	$40	$24	$16	60%
Increase in depreciation expense in the third quarter and the first three quarters of 2021 relates to a true-up made to accelerate depreciation on a technology asset.

Restructuring
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Restructuring	$1	$3	$(2)	(94%)
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Restructuring	$1	$3	$(2)	(87%)
During the third quarter and first three quarters of 2020, we incurred $3 million in restructuring costs primarily related to a workforce reduction plan that we adopted as a result of the COVID-19 pandemic. During the third quarter and first three quarters of 2021, we incurred $1 million of additional restructuring costs related to this plan.
Impairment
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Impairment	$—	$1	$(1)	(100%)
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Impairment	$—	$92	$(92)	(100%)
No asset impairment charges were recorded for the third quarter or the first three quarters of 2021. During the first three quarters of 2020, we recorded a non-cash impairment of $92 million primarily related to a decrease in the fair value of goodwill and certain trademarks resulting from the impact of the COVID-19 pandemic.
Losses and Other Expense
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Losses and other expense, net	$—	$(5)	$5	(99%)
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Losses and other expense, net	$—	$(5)	$5	(98%)
No losses and other expenses were recorded for the third quarter or first three quarters of 2021. During the third quarter and first three quarters of 2020, we recorded a $5 million loss related to the disposition of a previously consolidated subsidiary.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and (provision for) benefit from income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES
Resort management and other services	$40	$45	$116	$121
Cost reimbursements	(39)	(38)	(93)	(102)
TOTAL REVENUES	1	7	23	19
EXPENSES
Resort management and other services	50	52	146	144
Rental	(13)	(14)	(41)	(43)
General and administrative	54	32	166	121
Depreciation and amortization	—	2	6	8
Litigation charges	1	—	1	—
Restructuring	—	6	(1)	6
Impairment	—	—	5	—
Cost reimbursements	(39)	(38)	(93)	(102)
TOTAL EXPENSES	53	40	189	134
Losses and other expense, net	(31)	(1)	(27)	(49)
Interest expense	(41)	(37)	(128)	(112)
Transaction and integration costs	(26)	(11)	(73)	(44)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(150)	(82)	(394)	(320)
(Provision for) benefit from income taxes	(47)	14	(63)	91
Net income attributable to noncontrolling interests	(1)	(4)	(6)	(13)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(198)	$(72)	$(463)	$(242)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance, which represents the portion related to third-party VOI owners.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES
Resort management and other services	$40	$45	$116	$121
Cost reimbursements	(39)	(38)	(93)	(102)
TOTAL REVENUES	1	7	23	19
EXPENSES
Resort management and other services	50	52	146	144
Rental	(13)	(14)	(41)	(43)
Cost reimbursements	(39)	(38)	(93)	(102)
TOTAL EXPENSES	(2)	—	12	(1)
Losses and other expense, net	(1)	—	(1)	—
FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	2	7	10	20
Provision for income taxes	(1)	—	(2)	—
Net income attributable to noncontrolling interests	(1)	(4)	(6)	(13)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$—	$3	$2	$7
Pursuant to a change in control of certain Consolidated Property Owners’ Associations, we recorded a non-cash loss of $1 million in Losses and other expense, net on our Income Statement for the nine months ended September 30, 2021. We continue to act as manager for these property owners’ associations pursuant to existing management contracts and retain membership interests via our ownership of vacation ownership interests.
General and Administrative
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
General and administrative	$54	$32	$22	71%
For the third quarter of 2021, General and administrative expenses increased $22 million due to $13 million of higher salary and wages costs as the prior year quarter benefited from savings related to the furlough, reduced work week and workforce reduction programs implemented in response to the impact of the COVID-19 pandemic, $9 million related to higher bonus expense, and a $4 million decrease in credits related to incentives under the CARES Act for companies who continued paying associates' benefit costs while they were not working as a result of the COVID-19 pandemic, offset partially by $4 million of lower other spending across the business, including technology, travel, training, and other expenses.
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
General and administrative	$166	$121	$45	38%
For the first three quarters, General and administrative expenses increased $45 million due to $24 million of higher salary and wages costs as the prior year period benefited from savings related to the furlough, reduced work week and workforce reduction programs implemented in response to the impact of the COVID-19 pandemic, $31 million related to higher bonus expense, and an $8 million decrease in credits related to incentives under the CARES Act for companies who continued paying associates' benefit costs while they were not working as a result of the COVID-19 pandemic. These increases were partially offset by $9 million of lower costs as the prior year period included an accrual for health and welfare costs for furloughed associates and $9 million of lower net overall spending across the business, including technology, travel, training, and other expenses.
Restructuring
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Restructuring	$—	$6	$(6)	(100%)
No restructuring costs were recorded for the third quarter of 2021. During the third quarter of 2020, we incurred $6 million in restructuring costs primarily related to a workforce reduction plan that we adopted as a result of the COVID-19 pandemic.
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Restructuring	$(1)	$6	$(7)	(113%)
During the first three quarters of 2020, we incurred $6 million in restructuring costs primarily related to a workforce reduction plan that we adopted as a result of the COVID-19 pandemic. During the first three quarters of 2021, we trued up this restructuring accrual based upon current plans.
Impairment
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Impairment	$5	$—	$5	NM
During the first three quarters of 2021, we recorded a $5 million non-cash impairment charge related to an equity method investment. No asset impairment charges were recorded for the third quarter of 2021, the third quarter of 2020, or the first three quarters of 2020.
Gains / Losses and Other Income / Expense
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Losses and other expense, net	$(31)	$(1)	$(30)	NM
In the third quarter of 2021, we recorded losses and other expenses of $31 million, including $36 million of expense related to the early redemption of our 2026 Notes, $2 million of foreign currency translation losses, and $1 million of miscellaneous losses and other expense, partially offset by $8 million related to a true-up of a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the (Provision for) benefit from income taxes line).
In the third quarter of 2020, we recorded a loss of $1 million driven mainly by foreign currency translation.

2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Losses and other expense, net	$(27)	$(49)	$22	45%
In the first three quarters of 2021, we recorded losses and other expenses of $27 million, including $36 million of expense related to the early redemption of our 2026 Notes, and $1 million of miscellaneous losses and other expense, partially offset by $6 million related to a true-up of a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the (Provision for) benefit from income taxes line), and $4 million of foreign currency translation gains.
In the first three quarters of 2020, we recorded losses and other expenses of $49 million, including $32 million for the true-up of an indemnification receivable from Marriott International as a result of the settlement of an indemnified liability with a taxing authority (the true-up to the offsetting accrual is included in the (Provision for) benefit from income taxes line) and $24 million related to foreign currency translation, partially offset by $6 million of other income related to an indemnification payment from Marriott International for VAT penalties and interest.
Interest Expense
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Interest expense	$(41)	$(37)	$(4)	(10%)
Interest expense increased $4 million, including $6 million of higher interest expense associated with the 2029 Notes issued in the second quarter of 2021 and $6 million of higher expense associated with the 2026 Convertible Notes issued in the first quarter of 2021. These increases were partially offset by a $9 million decrease in expenses associated with the payoff of the 2026 Notes in the quarter.
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Interest expense	$(128)	$(112)	$(16)	(14%)
Interest expense increased $16 million, including $17 million of higher interest expense associated with the 2026 Convertible Notes issued in the first quarter of 2021, $12 million of higher expense associated with the 2025 Notes issued in the second quarter of 2020, and $6 million of higher interest expense associated with the 2029 Notes issued in the second quarter of 2021. These increases were partially offset by a $9 million decrease in expenses associated with the payoff of the 2026 Notes in the third quarter, $6 million associated with less drawn on the Warehouse Credit Facility and Revolving Corporate Credit Facility, a $3 million decrease in expense associated with the Term Loan due to partial pay-down of the Term Loan in 2021, and other decreases in expenses associated with various other debt facilities.
Transaction and Integration Costs
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Transaction and integration costs	$(26)	$(11)	$(15)	(126%)
In the third quarter of 2021, Transaction and integration costs included $22 million of costs related to the ILG Acquisition and $3 million of costs related to the Welk Acquisition.
In the third quarter of 2020, Transaction and integration costs included $11 million of ILG Acquisition related costs.

2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
Transaction and integration costs	$(73)	$(44)	$(29)	(65%)
In the first three quarters of 2021, Transaction and integration costs included $64 million of costs related to the ILG Acquisition and $8 million of costs related to the Welk Acquisition.
In the first three quarters of 2020, Transaction and integration costs included $44 million of ILG Acquisition related costs.
Income Tax
2021 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
(Provision for) benefit from income taxes	$(47)	$14	$(61)	NM
The change in the (Provision for) benefit from income taxes is predominately attributable to an increase in pre-tax income and an increase in the reserve for unrecognized tax benefits for the three months ended September 30, 2021.
2021 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change	% Change
(Provision for) benefit from income taxes	$(63)	$91	$(154)	NM
The change in the (Provision for) benefit from income taxes is predominately attributable to an increase in pre-tax income and an increase in the reserve for unrecognized tax benefits for the nine months ended September 30, 2021.
Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand ($0.4 billion at the end of the third quarter of 2021), cash generated from operations, our ability to raise capital through securitizations in the asset-backed security market, our ability to issue debt and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility with a borrowing capacity of $600 million.
At September 30, 2021, we had $4.6 billion of total gross debt outstanding, which included $1.6 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $0.9 billion of senior unsecured notes, $0.8 billion of debt under our Corporate Credit Facility, $0.8 billion of convertible notes, $0.5 billion of senior secured notes, and $9 million related to finance lease obligations.
In July 2021, we redeemed, prior to maturity, $500 million aggregate principal amount of the 2026 Notes pursuant to a redemption notice issued in June 2021 and the terms of the indenture governing the 2026 Notes. In September 2021, we issued a redemption notice and redeemed, prior to maturity, the remaining $250 million aggregate principal amount of the 2026 Notes.
Additionally, during the third quarter of 2021, we delivered a redemption notice of $250 million aggregate principal amount of the 2025 Notes pursuant to the terms of the indenture governing the 2025 Notes. Subsequent to the end of the third quarter of 2021, we redeemed, prior to maturity, $250 million aggregate principal amount of the 2025 Notes.
At September 30, 2021, we had $732 million of completed real estate inventory on hand. In addition, we had $465 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and held for sale as vacation ownership products.

The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$303	$158
Investing activities	(187)	(24)
Financing activities	(225)	195
Effect of change in exchange rates on cash, cash equivalents and restricted cash	(1)	(2)
Net change in cash, cash equivalents and restricted cash	$(110)	$327
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
In the first three quarters of 2021, we had $303 million of cash inflows from operating activities, compared to $158 million of cash inflows in the first three quarters of 2020. Excluding the impact of changes in net loss and adjustments for non-cash items, cash flow increased as a result of higher operational expense accruals, higher sales and rental deposits due to the continued ramp-up of the business, and higher collections of vacation ownership notes receivable, partially offset by severance and benefit payments related to cost management activities and higher inventory spending.
In addition to net loss and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending In Excess of Cost of Sales

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020
Inventory spending	$(101)	$(88)
Purchase of vacation ownership units for future transfer to inventory	(99)	(61)
Inventory costs	159	86
Inventory spending in excess of cost of sales	$(41)	$(63)
Our Vacation Ownership segment product offerings allow us to utilize our inventory efficiently. The majority of our sales are of points-based products, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no weeks-based inventory remains available for sale. Because we do not need specific resort-based inventory at each sales location, we need to have only a few resorts, if any, under construction at any given time and can leverage successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs enables us to better align our inventory acquisitions with the pace of sales of vacation ownership products.
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
Our spending for real estate inventory in the first three quarters of 2021 was higher than the amount of real estate inventory costs given the timing of payments to satisfy our remaining commitments to purchase vacation ownership units and the slowdown in sales pace as a result of the COVID-19 pandemic. We entered into these commitments in prior periods as part of our capital efficient strategy to limit our up-front capital investment and purchase finished inventory closer to the time it is needed for sale. See Footnote 11 “Contingencies and Commitments” to our Financial Statements for additional information regarding our remaining commitments.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory, we expect to be able to help stabilize the future cost of vacation ownership products.
Vacation Ownership Notes Receivable Collections In Excess of Originations

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020
Vacation ownership notes receivable collections — non-securitized	$137	$180
Vacation ownership notes receivable collections — securitized	395	307
Vacation ownership notes receivable originations	(545)	(265)
Vacation ownership notes receivable collections in excess of originations	$(13)	$222
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased during the first three quarters of 2021, as compared to the first three quarters of 2020, due to an increase in the portfolio of securitized outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the first three quarters of 2021 increased due to higher sales in the first three quarters of 2021 due to the continued ramp-up in the business combined with a higher financing propensity. Financing propensity increased to 53 percent for the first three quarters of 2021, compared to 51 percent for the first three quarters of 2020, reflecting a higher mix of sales to first-time buyers, who tend to have a higher financing propensity.
Cash from Investing Activities

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020
Acquisition of a business, net of cash and restricted cash acquired	$(157)	$—
Capital expenditures for property and equipment (excluding inventory)	(19)	(36)
Purchase of company owned life insurance	(11)	(3)
Dispositions, net	—	15
Net cash, cash equivalents and restricted cash used in investing activities	$(187)	$(24)
Acquisition of a Business, Net of Cash and Restricted Cash Acquired
Net cash outflows of $157 million in the first three quarters of 2021 were due to the Welk Acquisition. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for more information.
Capital Expenditures for Property and Equipment
Capital expenditures for property and equipment relate to spending for technology development, buildings and equipment used at sales locations and ancillary offerings, such as food and beverage offerings, at locations where such offerings are provided. Additionally, it includes spending related to buildings and equipment used in common areas at some of our resorts.
In the first three quarters of 2021, capital expenditures for property and equipment of $19 million included $16 million to support business operations (including $11 million for ancillary and other operations assets and $5 million for sales locations) and $3 million for technology. Given the impact of the COVID-19 pandemic, we significantly reduced our spending for property and equipment beginning in the second quarter of 2020. However, during the first quarter of 2021, and continuing into the second and third quarters, we began to add back business critical spending with expected long term strategic benefits for our operations. We expect this trend to continue into the fourth quarter of 2021.

In the first three quarters of 2020, capital expenditures for property and equipment of $36 million included $33 million to support business operations (including $21 million for ancillary and other operations assets and $12 million for sales locations) and $3 million for technology.
Purchase of Company Owned Life Insurance
To support our ability to meet a portion of our obligations under the Marriott Vacations Worldwide Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), we acquired company owned insurance policies on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants. We paid $11 million and $3 million to acquire these policies during the first three quarters of 2021 and the first three quarters of 2020, respectively.
Cash from Financing Activities

	Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020
Borrowings from securitization transactions	$425	$690
Repayment of debt related to securitization transactions	(602)	(793)
Proceeds from debt	1,061	1,166
Repayments of debt	(1,039)	(703)
Purchase of convertible note hedges	(100)	—
Proceeds from issuance of warrants	70	—
Finance lease payment	(2)	(10)
Payment of debt issuance costs	(17)	(14)
Repurchase of common stock	(4)	(82)
Payment of dividends	—	(45)
Payment of withholding taxes on vesting of restricted stock units	(17)	(14)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	$(225)	$195
Borrowings from / Repayment of Debt Related to Securitization Transactions
We reflect proceeds from securitizations of vacation ownership notes receivable, including draw downs on the Warehouse Credit Facility, as “Borrowings from securitization transactions.” We reflect repayments of debt associated with vacation ownership notes receivable securitizations and repayments on the Warehouse Credit Facility (including vacation ownership notes receivable repurchases) as “Repayment of debt related to securitization transactions.”
During the first three quarters of 2021, we completed a securitization of vacation ownership notes receivables, issuing $434 million of notes at an overall average weighted interest rate of 1.5% and a 98% gross advance rate, the lowest interest rate ever achieved by one of our securitizations, generating net proceeds of $425 million. See Footnote 12 "Securitized Debt" to our Financial Statements for additional information regarding this transaction.
As of September 30, 2021, $278 million of gross vacation ownership notes receivable were eligible for securitization.
Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
During the first three quarters of 2021, we repaid $100 million of the amount outstanding under the Term Loan, which is part of our Corporate Credit Facility. We had no borrowings or repayments under our Revolving Corporate Credit Facility during the first three quarters of 2021 and also had no amounts outstanding as of September 30, 2021.
During the first three quarters of 2020, we borrowed $666 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs and to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic. We later repaid $696 million during the first three quarters of 2020 and had no amounts outstanding as of September 30, 2020. During the first three quarters of 2020, we also repaid $7 million of the amount outstanding under the Term Loan.
See Footnote 13 “Debt” to our Financial Statements for additional information regarding our Corporate Credit Facility that includes our Revolving Corporate Credit Facility and the Term Loan.

Proceeds from / Repayment of Senior Notes
During the second quarter of 2021, we issued $500 million of 2029 Notes and used the proceeds, during the third quarter of 2021, to redeem a portion of the 2026 Notes and pay transaction expenses and fees in connection with the transaction.
In July 2021, we redeemed, prior to maturity, $500 million aggregate principal amount of the 2026 Notes pursuant to a redemption notice issued in June 2021 and the terms of the indenture governing the 2026 Notes. In September 2021 we issued a redemption notice and redeemed, prior to maturity, the remaining $250 million aggregate principal amount of the 2026 Notes pursuant to the terms of the indenture governing the 2026 Notes. In connection with the redemptions that occurred during the third quarter of 2021, we incurred charges of $36 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which was recorded in the Losses and other expense, net line on our Income Statement for the three and nine months ended September 30, 2021.
Additionally, during the third quarter of 2021, we delivered a redemption notice of $250 million aggregate principal amount of the 2025 Notes pursuant to the terms of the indenture governing the 2025 Notes. Subsequent to the end of the third quarter of 2021, we redeemed, prior to maturity, $250 million aggregate principal amount of the 2025 Notes. In connection with this redemption, we expect to incur charges of approximately $19 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which will be recorded in the fourth quarter of 2021.
During the first three quarters of 2020, we issued $500 million of the 2025 Notes that are pari passu with and secured by the same collateral as our Corporate Credit Facility. After deducting offering expenses and the underwriting discount, we received net proceeds of approximately $493 million from the offering of the 2025 Notes, which were used to repay all then outstanding amounts on the Revolving Corporate Credit Facility.
See Footnote 13 "Debt" to our Financial Statements for additional information related to these notes.
Proceeds from Convertible Notes
During the first three quarters of 2021, we issued $575 million of 2026 Convertible Notes, as discussed further in Footnote 13 “Debt” to our Financial Statements. We received net proceeds from the offering of approximately $530 million after adjusting for debt issuance costs, including the discount to the initial purchasers, the cost of the 2026 Convertible Note Hedges, and proceeds from the 2026 Warrants. We used, or expect to use, the net proceeds from the 2026 Convertible Notes to (i) complete the Welk Acquisition, (ii) repay a portion of our term loan and (iii) in each case, pay transaction expenses and other fees in connection therewith, and to the extent of any remaining proceeds, for other general corporate purposes.
Repayment of Debt Assumed from Welk Acquisition
During the first three quarters of 2021, subsequent to the Welk Acquisition, we repaid all outstanding debt obligations, excluding securitized debt, of Welk and its subsidiaries that were assumed as part of the Welk Acquisition. The total amount of repayments related to these debt obligations was $189 million.
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
Finance Lease Payment
During the first three quarters of 2021, we paid $2 million related to our finance lease obligations for technology and business operations equipment.
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

Debt Issuance Costs
During the first three quarters of 2021, we paid $17 million of debt issuance costs, which included $7 million associated with the 2029 Notes, $6 million associated with the 2021 vacation ownership notes receivable securitization, $2 million associated with the amendment of our Warehouse Credit Facility, $1 million associated with the 2026 Convertible Notes, and $1 million associated with the extension of the Waiver associated with the Revolving Corporate Credit Facility.
During the first three quarters of 2020, we paid $14 million of debt issuance costs, which included $7 million associated with the 2025 Notes, $5 million associated with the 2020 vacation ownership notes receivable securitization, $1 million related to the Waiver associated with the Revolving Corporate Credit Facility, and $1 million associated with the amendment of our Warehouse Credit Facility.
Dividends
We declared cash dividends to holders of our common stock during the third quarter of 2021, and distributed cash dividends subsequent to the end of the third quarter of 2021 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
September 10, 2021	September 23, 2021	October 7, 2021	$0.54
We currently expect to pay quarterly dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends, and the terms of agreements governing the debt that we may incur in the future may also limit or prohibit the payment of dividends. The payment of certain cash dividends may also result in an adjustment to the conversion rate of our convertible notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.

Supplemental Guarantor Information
The 2028 Notes are guaranteed by MVWC, Marriott Ownership Resorts, Inc. (“MORI”), and certain other subsidiaries whose voting securities are wholly owned directly or indirectly by MORI (such subsidiaries collectively, the “Senior Notes Guarantors”). These guarantees are full and unconditional and joint and several. The guarantees of the Senior Notes Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions.
The following tables present consolidating financial information as of September 30, 2021 and for the nine months ended September 30, 2021 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW, and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of September 30, 2021
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$238	$85	$125	$—	$448
Restricted cash	—	20	65	349	—	434
Accounts receivable, net	2	72	82	94	(27)	223
Vacation ownership notes receivable, net	—	211	261	1,554	—	2,026
Inventory	—	228	417	96	—	741
Property and equipment	—	203	650	224	—	1,077
Goodwill	—	—	2,817	269	—	3,086
Intangibles, net	—	—	854	153	—	1,007
Investments in subsidiaries	3,630	4,292	—	—	(7,922)	—
Other	70	97	240	119	(25)	501
Total assets	$3,702	$5,361	$5,471	$2,983	$(7,974)	$9,543

Accounts payable	$44	$31	$63	$52	$—	$190
Advance deposits	—	72	72	22	—	166
Accrued liabilities	3	94	186	120	(28)	375
Deferred revenue	—	11	176	358	(5)	540
Payroll and benefits liability	—	99	80	22	—	201
Deferred compensation liability	—	105	28	2	—	135
Securitized debt, net	—	—	—	1,611	(17)	1,594
Debt, net	676	2,116	1	2	—	2,795
Other	—	27	151	40	—	218
Deferred taxes	6	86	210	24	(1)	325
MVW shareholders' equity	2,973	2,720	4,504	699	(7,923)	2,973
Noncontrolling interests	—	—	—	31	—	31
Total liabilities and equity	$3,702	$5,361	$5,471	$2,983	$(7,974)	$9,543

	As of December 31, 2020
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$25	$347	$50	$102	$—	$524
Restricted cash	—	19	72	377	—	468
Accounts receivable, net	44	59	121	57	(5)	276
Vacation ownership notes receivable, net	—	164	116	1,560	—	1,840
Inventory	—	276	383	100	—	759
Property and equipment	—	213	341	237	—	791
Goodwill	—	—	2,817	—	—	2,817
Intangibles, net	—	—	894	58	—	952
Investments in subsidiaries	2,775	4,384	—	—	(7,159)	—
Other	54	115	214	133	(45)	471
Total assets	$2,898	$5,577	$5,008	$2,624	$(7,209)	$8,898

Accounts payable	$29	$29	$145	$6	$—	$209
Advance deposits	—	70	57	20	—	147
Accrued liabilities	1	99	157	99	(7)	349
Deferred revenue	—	8	126	355	(1)	488
Payroll and benefits liability	1	81	55	20	—	157
Deferred compensation liability	—	104	22	1	—	127
Securitized debt, net	—	—	—	1,604	(16)	1,588
Debt, net	215	2,464	—	1	—	2,680
Other	1	39	130	27	—	197
Deferred taxes	—	103	143	28	—	274
MVW shareholders' equity	2,651	2,580	4,173	432	(7,185)	2,651
Noncontrolling interests	—	—	—	31	—	31
Total liabilities and equity	$2,898	$5,577	$5,008	$2,624	$(7,209)	$8,898
Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2021
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$468	$1,769	$645	$(92)	$2,790
Expenses	(28)	(668)	(1,588)	(541)	92	(2,733)
Benefit (provision) for income taxes	10	91	(92)	(72)	—	(63)
Equity in net income (loss) of subsidiaries	6	129	—	—	(135)	—
Net (loss) income	(12)	20	89	32	(135)	(6)
Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net (loss) income attributable to common shareholders	$(12)	$20	$89	$26	$(135)	$(12)

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of September 30, 2021:

		Payments Due by Period
($ in millions)	Total	Remainder of 2021	Years 2022 - 2023	Years 2024 - 2025	Thereafter
Contractual Obligations
Debt obligations(1)	$5,197	$337	$823	$1,580	$2,457
Purchase obligations(2)	321	19	265	28	9
Operating lease obligations	232	6	50	40	136
Finance lease obligations(3)	10	1	7	1	1
Other long-term obligations(4)	21	6	9	4	2
Total contractual obligations	$5,781	$369	$1,154	$1,653	$2,605
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
The 2026 Convertible Notes have a fixed annual interest rate of 0.00 percent and, therefore, we do not have economic interest rate exposure on our 2026 Convertible Notes. However, the fair market value of the 2026 Convertible Notes is exposed to interest rate risk. Generally, the fair market value of the 2026 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the 2026 Convertible Notes is affected by our stock price and will increase as our stock price increases and decrease as our stock price decreases. The net carrying value of the 2026 Convertible Notes was $455 million as of September 30, 2021. This represents the liability component of the principal balance of the 2026 Convertible Notes, net of unamortized debt discount and issuance costs, as of September 30, 2021. The total estimated fair market value of the 2026 Convertible Notes was $648 million as of September 30, 2021, and the fair market value was determined based on the quoted market price of the 2026 Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended September 30, 2021. For further information see Footnote 7 “Financial Instruments” and Footnote 13 “Debt” to these Financial Statements.
During the second quarter of 2021, we issued $500 million of 2029 Notes. During the third quarter of 2021, we redeemed, prior to maturity, a total of $750 million of our 2026 Notes ($500 million in July and the remaining $250 million in September). Refer to Footnote 13 “Debt” to these Financial Statements for additional information, including our redemption, prior to maturity, of $250 million of our 2025 Notes subsequent to the end of the third quarter.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2021 – July 31, 2021	—	$—	—	$—
August 1, 2021 – August 31, 2021	—	$—	—	$—
September 1, 2021 – September 30, 2021	29,035	$154.84	29,035	$246
Total	29,035	$154.84	29,035	$246
_________________________
(1)During the third quarter of 2021, our Board of Directors authorized a share repurchase program under which we may purchase shares of our common stock for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022.

Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.5	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.6	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.7	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellow Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.8	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.2	10/1/2019
4.9	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.10	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.11	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.10)		8-K	4.1	5/15/2020
4.12	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.13	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.12 above)		8-K	4.1	2/3/2021
4.14	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.15	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.14 above)		8-K	4.2	6/22/2021
4.16	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	Waiver to Credit Agreement, dated as of May 14, 2020, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the Revolving Credit Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.3	5/15/2020
22.1	List of the Issuer and its Guarantor Subsidiaries		10-Q	22.1	11/5/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	November 8, 2021	/s/ Stephen P. Weisz
Stephen P. Weisz
Chief Executive Officer

/s/ Anthony E. Terry
Anthony E. Terry
Executive Vice President and Chief Financial Officer