Form 10-K
period 2021-12-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2022-03-01
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2021, was $6,667,644,233. There were 42,104,128 shares of common stock outstanding as of February 22, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Throughout this Annual Report on Form 10-K (this “Annual Report”), we refer to Marriott Vacations Worldwide Corporation, together with its consolidated subsidiaries, as “Marriott Vacations Worldwide,” “MVW,” “we,” “us,” or “the Company.”
In order to make this Annual Report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” References throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report. When discussing our properties or markets, we refer to the United States, Mexico, Central America, and the Caribbean as “North America.”
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
Brand names, trademarks, service marks and trade names that we own or license from Marriott International, Inc. or its affiliates (“Marriott International”) include Marriott Vacation Club®, Marriott Vacation Club DestinationsTM, Marriott Vacation Club PulseSM, Marriott Grand Residence Club®, Grand Residences by Marriott®, The Ritz-Carlton Destination Club®, Westin®, Sheraton®, and (to a limited extent) St. Regis® and The Luxury Collection®. Marriott International’s affiliates include Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) and The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”). We also refer to Marriott International’s Marriott Bonvoy® customer loyalty program as “Marriott Bonvoy.” “Hyatt Vacation Ownership” business refers to our group of businesses using the Hyatt® brand in the vacation ownership business pursuant to an exclusive, global master license agreement with a subsidiary of Hyatt Hotels Corporation (“Hyatt”). We also refer to Hyatt’s World of Hyatt® customer loyalty program as “World of Hyatt.”
In early 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a global pandemic (“COVID-19,” “the COVID-19 pandemic,” “the pandemic,” or “the virus”). The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets, and has also had an unprecedented impact on the travel and hospitality industries, as well as the Company. We discuss the impacts of the COVID-19 pandemic and its potential future implications throughout this report; however, the COVID-19 pandemic, and any recovery therefrom, continues to evolve and further potential impacts on our business in the future remain uncertain.
On April 1, 2021, we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. The Financial Statements in this report for fiscal year 2021 include Welk’s results of operations for the last three quarters of 2021, and reflect the financial position of our combined company at December 31, 2021. We refer to the business and brands that we acquired from Welk as “Legacy-Welk.” In addition, as part of the Welk Acquisition, we acquired a short-term license to use the Welk brand in connection with the continued operations of the Welk business. We intend to rebrand all Welk resorts as Hyatt-branded resorts once all necessary approvals are obtained.
In 2018, we completed the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.” The businesses acquired from ILG that we currently operate as part of our Vacation Ownership business include Vistana Signature Experiences (“Vistana”), which includes vacation ownership products branded as Sheraton or Westin, and Hyatt Vacation Ownership. The businesses acquired from ILG that we currently operate as part of our Exchange & Third-Party Management business include Aqua-Aston Hospitality (“Aqua-Aston”), Interval International, Trading Places International (“TPI”), and Vacation Resorts International (“VRI”).
By referring to our corporate website, www.marriottvacationsworldwide.com, or any other website, we do not incorporate any such website or its contents in this Annual Report.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
We make forward-looking statements throughout this Annual Report, including in, among others, the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning our: possible or assumed future results of operations; business strategies, such as our plans to continue to increase our focus on sales of vacation ownership products to first-time buyers; financing plans; competitive position; potential growth opportunities; potential operating performance improvements, including the expectations that contract sales and rental occupancies will continue to improve in 2022 and that interest income will begin to increase in 2022; the effects of competition; and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the COVID-19 pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: the continuing effects of the COVID-19 pandemic, including variations in demand for vacation ownership and exchange products and services, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other government-imposed travel or health-related restrictions; the length and severity of the COVID-19 pandemic, including its short and longer-term impact on the demand for travel and on consumer confidence; the impact of the availability and distribution of effective vaccines on the demand for travel and consumer confidence; the effectiveness of available vaccines against variants of the virus, including the Delta and Omicron variants; the pace of recovery following the COVID-19 pandemic or as effective treatments or vaccines become widely available; the availability of capital to finance growth; the effects of steps we have taken and may continue to take to reduce operating costs and/or enhance health and cleanliness protocols at our resorts due to the COVID-19 pandemic; political or social strife, and other matters referred to under the heading “Risk Factors” contained herein. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. You should not put undue reliance on any forward-looking statements in this Annual Report. We do not have any intention or obligation to update forward-looking statements after the date of this Annual Report, except as required by law.
The risk factors discussed in “Risk Factors” in this Annual Report could cause actual results to differ materially from those expressed or implied in forward-looking statements in this Annual Report. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
PART I
Item 1.        Business
Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental and resort and property management, along with related businesses, products and services. As the first hospitality-branded vacation ownership company, Marriott Vacations Worldwide helped establish the industry and was the first major pure-play independent, public company in the field. Today we are more than a vacation ownership company; we are about vacation experiences. We are a global leader in vacation ownership with some of the most iconic brands in the industry. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension of the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. We have a license to use the St. Regis brand for specified fractional ownership products. In addition, as part of our acquisition of Welk Resorts, we intend to rebrand all Welk resorts as Hyatt-branded resorts once all necessary approvals are obtained. In the exchange arena, Interval International is our high-quality membership brand that serves as the gateway to unparalleled vacation experiences around the world, including access to its affiliated resorts.

Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management. We have been an independent public company since our November 2011 spin-off from Marriott International (the “Marriott Spin-Off”).

	2021
($ in millions)	Segment Revenue	% of Segment Revenue
Vacation Ownership	$3,539	92%
Exchange & Third-Party Management	320	8%
Total Segment Revenue	$3,859	100%
COVID-19 Pandemic Update
The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets. Our results of operations from 2021 and 2020 reflect significantly adverse impacts related to the COVID-19 pandemic. At this time, our businesses continue to recover, and nearly all of our sales centers, resorts, and other properties have reopened. While financial results for certain areas of our business remain below pre-pandemic levels, we continued to experience significant sequential improvement during each quarter of 2021, with certain fourth quarter 2021 results exceeding pre-pandemic levels. We expect improvement to continue across our businesses during 2022 as urban markets continue to recover, international travel restrictions subside, and we continue to strengthen our digital infrastructure, grow online tour packages, and enhance customer experiences. Because demand for our products and services has increased and we expect it to continue to increase, in mid-year 2021, we ceased our workforce reduction plans and instead implemented workforce recalls, attraction and retention plans. We discuss the COVID-19 pandemic and its current and potential future implications in this report; however, the COVID-19 pandemic, and any recovery therefrom, continues to evolve and its further potential impacts on our business in the future remain uncertain. We continue to closely monitor and seek to manage the ongoing effects of the COVID-19 pandemic on our business and operations, and to adapt our operations.
The Vacation Ownership Industry
The vacation ownership industry (also known as the timeshare industry) enables customers to share ownership and use of fully-furnished vacation accommodations. Typically, a purchaser acquires an interest (known as a “vacation ownership interest” or a “VOI”) that is either a real estate ownership interest (known as a “timeshare estate”) or a contractual right-to-use interest (known as a “timeshare license”) in a single resort or a collection of resort properties. In the United States, most vacation ownership products are sold as timeshare estates, which can be structured in a variety of ways, including a deeded real estate interest in a specified accommodation unit, an undivided interest in a building or an entire resort, or a beneficial interest in a trust that owns one or more resort properties. By purchasing a vacation ownership interest, owners make a commitment to vacation. For many purchasers, vacation ownership provides an attractive alternative to traditional lodging accommodations (such as hotels, resorts and condominium rentals). In addition to avoiding the volatility in room rates to which traditional lodging customers are subject, vacation ownership purchasers enjoy accommodations that are, on average, more than twice the size of traditional hotel rooms and typically have more features, such as kitchens and separate living areas. Purchasers who might otherwise buy a second home find vacation ownership a preferable alternative because it is more affordable and reduces maintenance and upkeep concerns, and because they are interested in buying a lifetime of vacations.
Typically, developers sell vacation ownership interests for a fixed purchase price that is paid in full at closing or financed with a loan. Many vacation ownership companies provide financing or facilitate access to third-party bank financing for customers. Vacation ownership resorts are often operated by a nonprofit owners’ association of which owners of vacation ownership interests are members. Most owners’ associations are governed by a board of directors that includes owners and which may include representatives of the developer. Some vacation ownership resorts are held through a trust structure in which a trustee holds title and manages the property. The board of the owners’ association, or trustee, as applicable, typically delegates much of the responsibility for managing the resort to a management company, which is often affiliated with the developer.
After the initial purchase, most vacation ownership programs require the owner of the vacation ownership interest to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership property and providing program services. This fee typically covers expenses such as housekeeping, landscaping, taxes, insurance, and resort labor, a property management fee payable to the management company for providing management services, and an assessment to fund a capital asset reserve account used to renovate, refurbish and replace furnishings, common areas and other assets (such as parking lots or roofs) as needed over time. Owners typically reserve their usage of vacation accommodations in advance through a reservation system (often provided by the management company or an affiliated entity), unless a vacation ownership interest specifies fixed usage dates and a particular unit every year.

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
To enhance the flexibility and appeal of their products, many vacation ownership developers affiliate their projects with vacation ownership exchange service providers so that owners may exchange their rights to use the developer’s resorts in which they have purchased an interest for accommodation at other resorts in the exchange service provider’s broader network of properties. The two leading exchange service providers are our subsidiary Interval International, and RCI, LLC, a subsidiary of Travel + Leisure Co. (“RCI”). Interval International’s network includes nearly 3,200 affiliated resorts, and RCI’s network includes over 7,000 affiliated resorts, as identified on RCI’s website.
According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2020, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing more than 200,000 units. According to ARDA, sales in the U.S. market were approximately $4.9 billion in 2020. We believe there is considerable potential for further growth in the industry both in the U.S. and globally.
License Agreements and Intellectual Property
    Our long-term license agreements include a License, Services, and Development Agreement (the “Marriott License Agreement”) with Marriott International and a License, Services, and Development Agreement (the “Ritz-Carlton License Agreement”) with The Ritz-Carlton Hotel Company, a subsidiary of Marriott International. Under these long-term license agreements, we are granted the exclusive right, for the terms of the license agreements, to use certain Marriott and Ritz-Carlton marks and intellectual property in our vacation ownership business, the exclusive right to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business, and the non-exclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business.
We are also the exclusive licensee for the Sheraton and Westin brands in vacation ownership. Our license agreements for these brands grant us the exclusive right, for the terms of the license agreements, to use certain Sheraton and Westin marks and intellectual property in our vacation ownership business, and the right to use the St. Regis brand for specified fractional ownership products. In addition, we assumed a license agreement with Hyatt that grants us the exclusive global use of the Hyatt brand in connection with the Hyatt Vacation Ownership business.
As part of the Welk Acquisition, we acquired a short-term license to use the Welk brand in connection with the continued operations of the Welk business. We intend to rebrand all Welk resorts as Hyatt-branded resorts once all necessary approvals are obtained.
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

Business Strategy
Our strategic goal is to further strengthen our leadership position in the vacation ownership industry. To achieve this goal, we are pursuing the following initiatives, as we continue to focus in the years ahead on further enhancing the vacation experience to help our members and owners live their lives to the fullest:
Drive profitable revenue growth
We intend to continue to generate growth in vacation ownership sales by leveraging our powerful mix of trusted hospitality brands and membership programs and targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations. We expect to continue to generate growth through our integrated platform that provides exclusive access to the world-class loyalty programs of Marriott International and Hyatt. We will also continue to focus on our approximately 700,000 owner families around the world. We are concentrating on growing our tour flow cost effectively as we seek to grow first-time buyer tours through our strategy that emphasizes new sales locations and new marketing channels, including digital and social media marketing. As the vacation ownership business continues to grow sales and we add new resorts, our vacation ownership revenue streams from consumer financing, management fees, rentals and ancillary services are expected to grow.
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
Additionally, we plan to drive revenue growth by focusing on younger customers and by accessing a wider array of vacationers through new membership programs in our exchange businesses.
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
Our business model is characterized by steady, consistent cash flow, which is driven in part by our “asset-light” capital efficient framework. We expect to maintain an attractive leverage profile. We intend to meet our ongoing liquidity needs through cash on hand, operating cash flow, our $600 million revolving credit facility (the “Revolving Corporate Credit Facility”), our $350 million non-recourse warehouse credit facility (the “Warehouse Credit Facility”), and continued access to the asset-backed securities (“ABS”) term financing market. We believe this will enable us to maintain a level of liquidity that provides financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning excess capital to shareholders.
Enhance digital capabilities
A key area of focus for us is the expansion of digital tools to drive more efficient digital marketing and enhance user experience for our owners and members of our exchange and other membership programs. We believe there is much more innovation and growth to come, and we intend to build efficiencies in our cost of delivery of marketing and to facilitate access to our portfolio of brands with new digital tools.
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

From our earliest days, we have sought to create a culture that emphasizes warm and welcoming customer service and authentic care for our associates. At Marriott Vacations Worldwide, these characteristics are two sides of the same coin. They give meaning to our vision of helping our customers and associates live their lives to the fullest. Our caring culture unites our associates across a wide range of backgrounds, geographies and experiences. It is this very diversity that make us “Better Together” and that has allowed us to grow and prosper over the years.
Transform our business in connection with the integration of the ILG and Welk Acquisitions
Perhaps no aspect of our business has changed more over the years than the range of diverse vacation experiences we provide. The dramatic shift was made possible by the ILG Acquisition in 2018 and enhanced by the Welk Acquisition in 2021. Interval International has been our valued exchange partner since 1988 and became part of the Marriott Vacations Worldwide family as a result of the ILG Acquisition. As we continue to further integrate the ILG and Welk businesses, we are simultaneously working to develop new growth channels and streamline our business processes through technology. We are focused on integrating functions, leveraging strengths across our businesses, and pursuing transformational opportunities that can further differentiate us from our competitors. We intend to continue advancing our company analytics to encourage greater points utilization and usage of our exchange and travel products, provide enhanced resort experiences, and create more relevant and high value targeted leads for tour offers and vacation options. This is a multi-year process that is designed to achieve cost savings and increase revenue opportunities that we expect will continue into 2022.
Selectively pursue compelling new business opportunities
We are positioned to explore new business opportunities, such as the continued enhancement of our exchange programs, new management affiliations, acquisitions of existing vacation ownership and related businesses, and the creation of new innovative travel-related products that are outside of our core vacation ownership and exchange company offerings. We intend to selectively pursue these types of opportunities, focusing on those opportunities that drive recurring revenue and profit streams. Prior to entering into any new business opportunity, we will evaluate its strategic fit and assess whether it is complementary to our current business, has strong expected financial returns and complements our existing culture and competencies.
Competitive Strengths
A leading global vacation ownership and exchange company
We are one of the world’s largest vacation ownership companies, based on number of owners, members, number of resorts and revenues. Since becoming a standalone public company 10 years ago, our vacation ownership business has nearly doubled in size, from 64 vacation ownership resorts and approximately 420,000 owners to over 120 vacation ownership resorts and approximately 700,000 owner families as of the end of 2021. Our exchange networks and membership programs are comprised of nearly 3,200 affiliated resorts and almost 1.4 million members, and we also provide management services to over 150 other resorts and lodging properties, as of the end of 2021. We believe our scale and global reach, coupled with our renowned brands and development, marketing, sales, exchange and management expertise, help us achieve operational efficiencies and support future growth opportunities. Our size allows us to provide owners, members, and guests with the flexibility of a wide variety of experiences within our high-quality resort portfolio, coupled with the ease and certainty of working with a single trusted provider. We also believe our size helps us obtain better financing terms from lenders, achieve operational cost savings from our increased scale, and attract talented management and associates. In the exchange arena, Interval International is the high-quality membership brand that serves as the gateway to unparalleled vacation experiences. Our Interval International network includes members and resorts from our Marriott, Westin, Sheraton and Hyatt clubs, as well as other high quality branded and independent resorts, that can attract developers and owners’ associations to affiliate with the network and provide exchange opportunities for their owners.
The breadth and depth of our operations enables us to offer a variety of products and to continue to adapt those products to the ever changing needs and preferences of our existing and future customers. For example, the tapestry of vacation experiences we offer includes not only traditional resort experiences but also urban experiences at our Marriott Vacation Club Pulse locations, which are unique properties that embrace the spirit and culture of their urban locations.

Premier global brands with access to expansive customer bases
Each of our owned or licensed brands - from Marriott Vacation Club to Hyatt Residence Club, from Interval International to Aqua-Aston, from Sheraton Vacation Club to Westin Vacation Club - is a highly respected and widely trusted leader in the travel and hospitality industry. We are creating distinct lanes for our brands to grow within. This careful segmentation is designed to allow each of our brands to reach its full potential, while also giving us diverse paths to growth. Each brand has a unique history and heritage that has enriched our company immeasurably and that we are building upon to better serve our owners, members, guests, and associates. Through the brands we license from Marriott International for use in vacation ownership, we benefit from exclusive long-term access to members in the Marriott Bonvoy loyalty program, which includes over 160 million members as of December 31, 2021. Similarly, through our relationship with Hyatt Corporation, we benefit from access to members of Hyatt’s award-winning guest loyalty program, the World of Hyatt, which includes approximately 30 million members as of December 31, 2021. We believe our access to guests with an affinity for our brands aids our marketing efforts and significantly enhances our ability to drive future sales, as we predominantly generate vacation ownership interest sales through brand loyalty-affiliated sales channels. We expect to continue to leverage our exclusive call transfer arrangements, on-site marketing at Marriott and Hyatt branded hotels, and use of certain exclusive marketing rights to increase sales across all of our Marriott-affiliated and Hyatt-affiliated vacation ownership properties, respectively.
Loyal, highly satisfied customers
We have a large, highly satisfied customer base. Owner and member satisfaction is evidenced both by positive historical survey responses, high levels of engagement that we see in the many customer and associate care stories shared on social media sites, and higher than industry average historical resort occupancy for our Vacation Ownership segment. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products, increase in member retention, and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn generates higher revenues.
Capital efficient business model providing strong free cash flow and financial flexibility
We believe that our scale, recurring revenue fee streams and enhanced margin profile will enable us to maintain flexibility for continued organic growth, strategic acquisitions, debt repayment, and return of capital to shareholders. Our total revenue excluding cost reimbursements derived from sources other than the sale of vacation ownership interests has increased and continues to increase. Our Exchange & Third-Party Management businesses also create ample opportunities to realize recurring higher-margin, fee-based revenue streams with modest required capital expenditures, enhancing our margins and free cash flow generation over time.
We were also among the first of the major hospitality brands to move from a fixed-week, fixed-unit operating model to a points-based system. This critical transition responded directly to consumer demand for greater flexibility and allowed us to tap into the broader membership opportunity afforded by the industry’s exchange businesses. Our points-based vacation ownership products allow us to utilize capital efficient structures and maintain long-term sales locations without the need to construct additional units at each location. We are able to better manage our inventory needs, while achieving top line growth without a need to significantly increase inventory investments. Our disciplined inventory approach and use of capital efficient vacation ownership deal structures, including working with third parties that develop new inventory or convert previously built units that are sold to us close to when such inventory is needed to support sales, is expected to support strong free cash flow generation.
Long-standing track record, experienced management and engaged associates
We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. The story of Marriott Vacations Worldwide is one of growth driven by innovation and exceptional vitality. Since our early days, we have sought to create a culture that emphasizes authentic care for associates. Our seasoned management team is led by Stephen P. Weisz, our Chief Executive Officer. Mr. Weisz has served as our Chief Executive Officer since 2011, and as our President from 1996 through December 2020. Mr. Weisz has almost 50 years of combined experience at Marriott International and Marriott Vacations Worldwide. William J. Shaw, the Chairman of our Board of Directors, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and spent nearly 37 years with Marriott International. Our eleven executive officers have an average of nearly 29 years of total combined experience at Marriott Vacations Worldwide, our subsidiary companies, and Marriott International. We believe our management team’s extensive public company and vacation ownership industry experience has enabled us to achieve solid operating results and will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Our management’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones that include more non-perpetual products.

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
We survey our associates regularly through an external survey provider to understand their satisfaction and engagement, defined as how passionate employees are about the company’s mission and their willingness to “go the extra mile” to see it succeed. We have historically ranked highly compared to other companies participating in such surveys. Our caring culture contributes to the long tenure of associates at both leadership and operational levels. We use the results of our annual engagement surveys to improve the experience of our associates and to help chart their career progression. To this end, we provide a learning-rich environment with many training and career advancement opportunities.
VACATION OWNERSHIP SEGMENT
Our Vacation Ownership segment develops, markets, sells, finances, rents, and manages vacation ownership and related products under our licensed brands. Our vacation ownership resorts typically combine many of the comforts of home, such as spacious accommodations with one, two and three bedroom options, living and dining areas, in-unit kitchens and laundry facilities, with resort amenities such as large feature swimming pools, restaurants and bars, convenience stores, fitness facilities and spas, as well as sports and recreation facilities appropriate for each resort’s unique location.
As of December 31, 2021, our Vacation Ownership segment had over 120 resorts and approximately 700,000 owner families. The Vacation Ownership segment represented 91% of our consolidated revenue for 2021.

($ in millions)	2021 Vacation Ownership Segment Revenues
Sale of vacation ownership products	$1,153
Resort management and other services	470
Rental	446
Financing	268
Cost reimbursements	1,202
TOTAL REVENUES	$3,539
Brands
Built upon a single hospitality brand at the time of our founding, Marriott Vacations Worldwide has grown into a multi-branded organization with a broad, diverse portfolio of immersive vacation and leisure destinations. Our portfolio includes a rich tapestry of some of the world’s most iconic, widely recognized and respected hospitality and travel brands. We design, build, manage and maintain properties at upper upscale and luxury levels primarily under the following brands:
Marriott Vacation Club is a collection of upper upscale vacation ownership resorts featuring timeshare villas and other accommodations throughout the U.S., Caribbean, Europe, Asia, and Australia. It’s about vacations with a sense of place and belonging, providing owners and their families with the flexibility to enjoy a wide variety of vacation experiences that are characterized by the consistent high quality and warm hospitality for which the Marriott name is known. Marriott Vacation Club Pulse, a brand extension of Marriott Vacation Club, offers properties in the heart of vibrant cities, including San Francisco and New York City, among others. Because of their urban locations, Marriott Vacation Club Pulse properties typically offer limited on-site amenities and may include smaller guest rooms without separate living areas and kitchens.
Sheraton Vacation Club provides enriching and unexpected vacation experiences in fun family destinations like Florida, South Carolina and Colorado, with activities that emphasize building and strengthening relationships. This collection of vacation ownership resorts builds on an iconic legacy of trusted hospitality, and brings to life a warm, energetic haven for families to gather and nurture their most precious relationships by allowing owners and guests to relax, play and experience what the world has to offer. Sheraton Vacation Club upper upscale vacation ownership resorts are part of the Vistana Signature Network.

Westin Vacation Club is a collection of vacation ownership resorts located in some of the most sought-after destinations and designed with living well in mind. From the world-renowned Heavenly Bed to an energizing WestinWORKOUT and revitalizing experiences, every element of a vacation stay is created to leave owners and guests feeling better than when they arrived. Westin Vacation Club upper upscale vacation ownership resorts are part of the Vistana Signature Network.
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
The Ritz-Carlton Destination Club is a collection of vacation ownership resorts that provide luxurious vacation experiences for members and their families commensurate with the legacy of The Ritz-Carlton brand. The Ritz-Carlton Destination Club resorts include luxury villas and resort amenities that offer inspirational vacation lifestyles tailored to every member’s needs and expectations. The Ritz-Carlton Destination Club resorts typically feature two, three and four bedroom units that usually include marble foyers, walk-in closets, custom kitchen cabinetry and luxury resort amenities such as large feature swimming pools and access to full service restaurants and bars. On-site management and services, which usually include daily housekeeping service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, are provided by The Ritz-Carlton Hotel Company.
The Ritz-Carlton Residences is a luxury tier whole ownership residence brand. The Ritz-Carlton Residences includes whole ownership luxury residential condominiums co-located with The Ritz-Carlton Destination Club resorts. Owners can typically purchase condominiums that vary in size from one bedroom apartments to spacious penthouses. Owners of The Ritz-Carlton Residences can avail themselves of the services and facilities that are associated with the co-located The Ritz-Carlton Destination Club resort on an a la carte basis. On-site management and services are provided by The Ritz-Carlton Hotel Company.
St. Regis Residence Club and The Luxury Collection offer fractional interests in luxury real estate and distinctive privileges to members who embrace the art of living in unforgettable destinations. For connoisseurs who desire the finest in luxury living, magnificent residences exude the timeless grandeur and glamour synonymous with the illustrious past of the St. Regis brand.
Hyatt Residence Club is a collection of vacation ownership resorts with a diverse portfolio of boutique upper upscale residential-style retreats. Set in unique destinations from Maui, Carmel and Aspen to Sedona, San Antonio and Key West, Hyatt Residence Club resorts deliver genuine Hyatt care. In addition, as part of the Welk Acquisition, we intend to rebrand all Welk resorts as Hyatt-branded resorts once all necessary approvals have been obtained.
Products
Points-Based Vacation Ownership Products
We sell the majority of our products through points-based ownership programs, including Marriott Vacation Club Destinations, Sheraton Flex, Westin Flex, Westin Aventuras, and the Hyatt Residence Club Portfolio Program. Our points-based systems and exchange networks enable owners and members to access virtually any kind of vacation experience they want. While the structural characteristics of each of our points-based programs differ, in each program, owners receive an annual allotment of points representing owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexibility with respect to check-in days and size of accommodations. In addition to traditional resort stays, the programs enable our owners to exchange their points for a wide variety of innovative vacation experiences, which may include cruises, airline travel, guided tours, safaris and other unique vacation alternatives. Owners who are members of our points-based programs typically pay annual fees in exchange for the ability to participate in the program. In addition to points-based ownership programs that allow owners to access multiple destinations within a single program, we offer points programs at certain resorts, such as in St. John and Hawaii, that allow owners to access that particular single site using points in a similar use fashion to the other points-based products.
Our points programs allow owners to bank and borrow their annual point allotments, access other locations through the applicable internal exchange programs that we operate, and access Interval International’s network of nearly 3,200 affiliated resorts. Owners can trade their vacation ownership usage rights for Marriott Bonvoy points or World of Hyatt points, as applicable, which can be used to access participating hotels or redeemed for airline miles or other merchandise offered through such customer loyalty program. Through our points systems and exchange networks, owners can also use points toward vacation experiences such as a bicycle tour, a culinary journey, an adventure cruise or a once-in-a-lifetime trip to a major sporting event. Our points-based products offer usage in perpetuity or for a term of years and may consist of real estate interests or a contractual right-to-use.

Weeks-Based Vacation Ownership Products
We continue to sell Marriott Vacation Club, Westin, Sheraton and Hyatt branded weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in one of our existing points-based programs. Our products include multi-week vacation ownership interests in specific Grand Residences by Marriott, St. Regis Residence Club, The Luxury Collection Residence Club, and The Ritz-Carlton Destination Club resorts. Our weeks-based vacation ownership products in the United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell vacation ownership interests as a contractual right-to-use product subject to a finite term in Asia Pacific and Europe.
Global Exchange Opportunities
Most of our vacation ownership products, including our Marriott-, Sheraton-, Westin-, and Hyatt-branded products, are affiliated with the Interval International network, the high-quality membership brand that serves as the gateway to unparalleled vacation experiences.
We offer our existing Marriott Vacation Club owners who hold weeks-based products the opportunity to participate, on a voluntary basis, in Marriott Vacation Club Destinations (“MVCD”), an exchange program through which many of MVCD’s vacation experiences are offered. All existing owners, whether or not they elect to participate in the MVCD exchange program, retain their existing rights and privileges of vacation ownership. Owners who elect to participate in the exchange program receive the ability to trade their weeks-based interval usage for vacation club points usage each year, typically subject to payment of an initial enrollment fee and annual club dues. As of the end of 2021, approximately 177,000 weeks-based owners have enrolled approximately 279,000 weeks in MVCD’s exchange program, with more than 239,000 total owners able to use points.
The Vistana Signature Network (“VSN”) provides Westin Vacation Club and Sheraton Vacation Club owners access to its affiliated resorts as well as the opportunity to exchange their points through the Marriott Bonvoy program to Marriott resorts, through the Interval International network, or for a cruise. Based on the point value of the home resort interest owned, customers can choose other VSN affiliated resorts, the type of villa, the date of travel and the length of stay. VSN members have a priority period in which they have exclusive reservation rights for the related resort or points program without competition from other network members. During this home resort period, they can reserve occupancy based on the season and unit type purchased. As of December 31, 2021, VSN included more than 182,000 members.
Hyatt Residence Club provides its owners internal exchange rights among Hyatt Residence Club resorts as well as the opportunity to trade their club points for World of Hyatt points which may be redeemed at participating Hyatt branded properties and exchanged through the Interval International network. Owners will receive Hyatt Residence Club points if they have not reserved at their home resort or through its points program during their allotted preference period or if they elect to convert to points earlier. As of December 31, 2021, this points-based membership exchange system served more than 30,000 owners.
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

Rental
We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs or as residences, or inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs. By using Marriott.com and other direct booking channels to rent available inventory, we are able to reach potential new members who may already have an affinity for and loyalty to the Marriott, Sheraton, Westin and Ritz-Carlton brands and introduce them to our products. Similarly, by using Hyatt.com and other direct booking channels to rent available inventory, we are able to reach potential new members who may already have an affinity for and loyalty to the Hyatt brand and introduce them to our products.
Marketing and Sales Activities
We sell our upper upscale tier vacation ownership products under our brands primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. Our vacation ownership interests are currently marketed for sale throughout the United States and in over 30 countries around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2021, over 90% of our vacation ownership contract sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando and our network of third-party brokers in Latin America and Europe. We have more than 90 global sales locations focused on the sale of vacation ownership interests. We utilize a number of marketing channels to attract qualified customers to our sales locations, including digital and social media marketing.
We solicit our existing owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service centers located in Salt Lake City, Utah, Orlando, Florida, and Palm Springs, California. In 2021, approximately 70% of our vacation ownership contract sales were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours through our strategy that emphasizes adding new sales locations and new marketing channels.
We also market to existing Marriott and Hyatt customer loyalty program members and travelers who are staying in locations where we have like-branded resorts. We market extensively to guests in Marriott International or Hyatt hotels that are located near one of our sales locations. We also market through call transfer arrangements with Marriott International pursuant to which callers to certain of its reservation centers are asked if they would like to be transferred to one of our representatives who can tell them about our products. In addition, we operate other local marketing venues in various high-traffic areas. A significant part of our direct marketing activities is focused on prospects in the Marriott and Hyatt customer loyalty program databases and our in-house databases of qualified prospects. We offer guests who do not buy a vacation ownership interest during their initial tour the opportunity to purchase a return package for a future stay at our resorts. These return guests are nearly twice as likely to purchase as a first-time visitor.
One of our key areas of focus is expanding our use of social media and digital marketing channels. We are focused on building stronger brand reputation associations via social media audience growth and data driven content marketing.
Our sales tours are designed to provide our guests with an overview of our company and our products, as well as a customized presentation to explain how our products and services can meet their vacationing needs. From a single week at a fixed location to today’s abundance of getaway options, our vacation experience has undergone a remarkable metamorphosis. The vacation experience we provide today isn’t just about a visit to a resort. It can be a bicycle tour, a culinary journey, an adventure cruise, or a once-in-a-lifetime trip to a major sporting event. That’s why our sales force is highly trained in a consultative sales approach designed to ensure that we meet customers’ needs on an individual basis. We hire our sales executives based on stringent selection criteria. After they are hired, they spend a minimum of four weeks in product and sales training before interacting with any customers. We manage our sales executives’ consistency of presentation and professionalism using a variety of sales tools and technology and through a post-presentation survey of our guests that measures many aspects of each guest’s interaction with us.
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

Inventory and Development Activities
We secure inventory by building additional phases at our existing resorts, reacquiring previously sold inventory in the secondary market, reacquiring inventory as a result of owner loan or maintenance fee defaults, or developing or acquiring inventory at resorts in strategic markets. We proactively buy back previously sold vacation ownership interests under our repurchase programs at lower costs than would be required to develop new inventory. Efficient use of our capital is also achieved through our points-based business model, which allows us to supply many sales locations with new inventory sourced from a small number of resort locations.
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
Approximately 20% of our Vacation Ownership segment resorts are co-located with same-branded hotel properties. Co-location of our resorts with same-branded hotels can provide several advantages from development, operations, customer experience and marketing perspectives, including sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. The larger campus of an integrated vacation ownership and hotel resort often can afford our owners more varied and elaborate amenities than those that would generally be available at a stand-alone resort. Shared infrastructure can also reduce our overall development costs for our resorts on a per unit basis. Integration of services and sharing staff and other expenses can lower overhead and operating costs for our resorts. Our on-site access to hotel customers, including customer loyalty program members, who are visiting co-located hotels also provides us with a cost-effective marketing channel for our vacation ownership products.
Co-located resorts require cooperation and coordination among all parties and are subject to cost sharing and integration agreements among us, the applicable owners’ association and managers and owners of the co-located hotel. Our license agreements with Marriott International and Hyatt allow for the development of co-located properties in the future, and we intend to opportunistically pursue co-located projects with them.
Owners generally can offer their vacation ownership interests for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. However, owners who purchase vacation ownership interests on the secondary market typically do not receive all of the benefits that owners who purchase products directly from us receive. When an owner purchases a vacation ownership interest directly from us or a resale on the secondary market, the owner receives certain entitlements that are tied to the underlying vacation ownership interest, such as the right to reserve a resort unit that underlies their vacation ownership interest in order to occupy that unit or exchange its use for use of a unit at another resort through an external exchange service provider, as well as benefits that are incidental to the purchase of the vacation ownership interest. However, the purchaser on the secondary market may not be entitled to receive certain incidental benefits such as full access to our internal exchange programs or the right to trade their usage rights for customer loyalty program points. Additionally, many of our vacation ownership interests provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal when it is advantageous for us to do so, whether due to pricing, desire for the particular inventory, or other factors. All owners, whether they purchase directly from us or on the secondary market, are responsible for the annual maintenance fees, property taxes and any assessments that are levied by the relevant owners’ association, as well as any exchange service membership dues or service fees.
Management Activities
We enter into a management agreement with the owners’ association or other governing body at our resorts and, when a trust holds interests in resorts, with the trust’s governing body. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of the budgeted costs to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, which are principally payroll-related costs at the locations where we employ the associates providing on-site services.
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

The Ritz-Carlton Hotel Company manages the on-site operations for The Ritz-Carlton Destination Club and The Ritz-Carlton Residences properties in our portfolio under separate management agreements with us. We provide owners’ association governance and vacation ownership program management services for The Ritz-Carlton Destination Club and co-located The Ritz-Carlton Residences properties, including preparing association budgets, facilitating association meetings, billing and collecting maintenance fees, and supporting reservations, vacation experience planning and other off-site member services. We and The Ritz-Carlton Hotel Company typically split the management fees equally for these resorts. If a management agreement for a resort expires or is terminated, the resort loses the ability to use the Ritz-Carlton brand and trademarks. The owners at such resorts also lose their ability to access other usage benefits, such as the ability to exchange occupancy for customer loyalty points, access to accommodations at other The Ritz-Carlton Destination Club resorts, preferential access to Ritz-Carlton hotels worldwide and access to our internal exchange and vacation travel options.
Each management agreement requires the owners’ association, trust association or other governing body to provide sufficient funds to pay for the vacation ownership program and operating costs. To satisfy this requirement, owners of vacation ownership interests pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs of operating and maintaining the resorts or interests in the timeshare plan in which they hold a vacation ownership interest, including management fees and expenses, taxes (in some locations), insurance, and other related costs, and the costs of providing program services (such as reservation services). This fee includes a management fee payable to us for providing management services as well as an assessment for funds to be deposited into a capital asset reserve fund and used to renovate, refurbish and replace furnishings, common areas and other resort assets (such as parking lots or roofs) as needed over time. As the owner of completed but unsold vacation ownership inventory, we also pay maintenance fees in accordance with the legal requirements of the jurisdictions applicable to such resorts and programs. In addition, in early phases of development of a resort, we sometimes enter into subsidy agreements with the owners’ associations under which we agree to pay costs that otherwise would be covered by annual maintenance fees associated with vacation ownership interests or units that have not yet been built or committed to a timeshare plan. These subsidy arrangements help keep maintenance fees at a reasonable level for owners who purchase, especially in the early stages of development.
If an owner defaults in payment of maintenance fees or other assessments, the owners’ association typically has the right to foreclose on or revoke the defaulting owner’s vacation ownership interest. We have arrangements with several owners’ associations to assist in reselling foreclosed or revoked vacation ownership interests in exchange for a fee, or to reacquire such foreclosed or revoked vacation ownership interests from the owners’ associations.
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
In 2021, our financing propensity was 53% and the average loan originated by us for vacation ownership products totaled approximately $27,800, which represented 71% of the average purchase price. For financing on the majority of our brands, we require a minimum down payment of 10% of the purchase price, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for originated loans in 2021 was 12.9% and the average term was 12 years. Interest rates are fixed and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for an owner who received a loan in 2021 was $408. We do not impose any prepayment penalties.
In our vacation ownership business, in many of our markets, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2021, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 732; 69% had a credit score of over 700, 87% had a credit score of over 650 and 96% had a credit score of over 600.
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
We securitize the majority of the consumer loans we originate in support of our vacation ownership business. Historically, we have sold these loans to institutional investors in the ABS market on a non-recourse basis. These vacation ownership notes receivable securitizations provide funding for us at interest rates similar to those available to companies with investment grade credit ratings, and transfer the economic risks and substantially all the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. During 2021, we completed two securitization transactions, which are discussed in detail in Footnote 15 “Securitized Debt” to our Financial Statements. On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize eligible consumer loans derived from certain branded vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which we intend to continue to complete at least once per year. Since 2000, we have issued almost $7.5 billion of debt securities in securitization transactions in the ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.
Our Resorts
As of December 31, 2021, our vacation ownership portfolio consisted of over 120 properties with over 22,000 vacation ownership villas, also referred to as units, and over 31,000 keys in the following locations. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key.
Vacation Ownership
Mainland U.S. and Hawaii

	# of Resorts	# of Keys		# of Resorts	# of Keys		# of Resorts	# of Keys
Arizona	5	1,189	Missouri	2	479	Texas	1	195
California	20	6,264	Nevada	2	1,172	Utah	2	634
Colorado	14	1,036	New Jersey	1	180	Virginia	1	276
Florida	23	7,989	New Mexico	1	16	Washington, D.C.	1	71
Hawaii	12	4,768	New York	2	228
Massachusetts	1	84	South Carolina	10	1,864
Caribbean and Mexico

	# of Resorts	# of Keys		# of Resorts	# of Keys		# of Resorts	# of Keys
Aruba	2	1,211	Puerto Rico	1	164	Mexico	4	1,561
Bahamas	1	392	U.S. Virgin Islands	3	512
Costa Rica	1	48	West Indies	1	88
Europe and Asia Pacific

	# of Resorts	# of Keys		# of Resorts	# of Keys
France	1	202	Indonesia	1	73
Spain	3	715	Thailand	3	332
United Kingdom	1	49	Australia	1	88

Brands

	# of Resorts	# of Keys
Marriott Vacation Club	62	18,825
Sheraton Vacation Club	9	4,375
Westin Vacation Club	12	4,584
Grand Residences by Marriott	2	381
The Ritz-Carlton Club	5	259
St. Regis Residence Club and The Luxury Collection	3	82
Hyatt Residence Club	15	1,399
Other, including Welk	13	1,975
	121	31,880
Hotels

Location
Sheraton Kauai Resort	Kauai, HI
The Westin Resort & Spa, Cancun	Cancun, Mexico
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico
Hyatt Highlands Inn	Carmel, CA
Welk Resorts Branson Hotel	Branson, MO
EXCHANGE & THIRD-PARTY MANAGEMENT SEGMENT
Our Exchange & Third-Party Management segment includes exchange networks and membership programs comprised of nearly 3,200 affiliated resorts in over 90 nations and nearly 1.4 million members, as well as provision of management services to over 150 other resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International and Aqua-Aston. The segment revenue generally is fee-based and derived from membership, exchange and rental transactions, owners’ association management, and other related products and services. The Exchange & Third-Party Management segment represented 8% of our consolidated revenue for 2021.

($ in millions)	2021 Exchange & Third-Party Management Segment Revenues
Management and exchange	$233
Rental	40
Financing	—
Cost reimbursements	47
TOTAL REVENUES	$320
Exchange Networks and Membership Programs
Interval International
Our primary exchange offering is Interval International’s network, a membership-based exchange program which also provides a comprehensive package of value-added products and services to members and developers. Generally, individuals are enrolled by resort developers in connection with their purchase of vacation ownership interests from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a vacation ownership interest through resale or an owners’ association at a resort that participates in the Interval International network. Interval International has established multi-year relationships with resort developers, including leading independent developers and our branded vacation ownership programs, under exclusive affiliation agreements, which typically provide for continued resort participation following the agreement’s term.
Our traditional Interval International network members have the option, after their initial membership period ends, to renew their memberships for terms ranging from one to five years and by paying membership fees directly to us. Alternatively, some resort developers incorporate the Interval International network membership fee into certain annual fees they charge to owners of vacation ownership interests at their resorts or vacation ownership clubs. As a result, membership in the Interval International network and, where applicable, the Interval Gold, Club Interval, or Interval Platinum program (as described below), for these corporate members is automatically renewed through the period of their resort’s or club’s participation in the Interval International network. As of December 31, 2021, approximately 60% of total Interval International network members were traditional members and approximately 40% were corporate members.
Interval International recognizes certain of its eligible Interval International network resorts as either a “Select Resort,” a “Select Boutique Resort,” a “Premier Resort,” a “Premier Boutique Resort,” an “Elite Resort” or an “Elite Boutique Resort” based upon the satisfaction of qualifying criteria, inspection, member feedback, and other resort-specific factors. Over 40% of Interval International network resorts were recognized as a Select, Select Boutique, Premier, Premier Boutique, Elite or Elite Boutique Resort as of December 31, 2021.
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
Non-Exchange Products
Interval International’s subsidiary, Worldwide Vacation & Travel, offers two programs, Leisure Time Passport and Dream Vacation Week. Leisure Time Passport is a travel membership program which provides members with a variety of travel and leisure benefits, including savings on resort accommodations, hotel stays, cruise vacations and more. The Leisure Time Passport membership program is used by resort developers as a trial membership program for potential purchasers of vacation ownership products as well as by non-developer clients, as an addition to their own product(s), which provides ongoing value and customer engagement. Dream Vacation Week is a certificate program which provides the recipient with access to book discounted resort accommodations and is used as a marketing premium, sales incentive, or enhancement to an existing program.
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

Trading Places International
Trading Places International provides exchange services to owners at certain of our managed timeshare properties as well as other direct-to-consumer exchanges that do not require a membership fee. For an annual fee, vacation interest owners may choose to join the upgraded Trading Places Prime program with additional benefits. Exchanges in these Trading Places programs are based on like value and upgrades are available upon payment of additional fees.
Business Development
Our exchange businesses maintain corporate and consumer business development departments that are responsible for signing up new resorts, resort developers, and other businesses and implementing marketing strategies. We also develop materials to promote membership participation, exchange opportunities and other value-added services to existing members, as well as for the Interval International business to secure new relationships with resort developers, owners’ associations and resorts, to obtain and retain members, and with other affinity partners, to provide value added travel benefits to their customers.
Our consumer marketing efforts revolve around the deepening of new and existing customer relationships and increasing engagement and loyalty of members through a number of channels including digital distribution utilizing social media channels to inspire vacations, share stories and promote the vacation ownership lifestyle, as well as direct mail and telemarketing.
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
Third-Party Management
We provide resort management services for vacation ownership resorts and other third-party vacation property owners through Vacation Resorts International, Trading Places International and Aqua-Aston. Our services may include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets, owners’ association administration, quality assurance and employee training. As of December 31, 2021, we provided third-party management services to over 150 resorts and lodging properties.
Vacation Resorts International and Trading Places International provide management services to vacation ownership resorts pursuant to agreements with terms generally ranging from one to ten years, many of which are automatically renewable. Generally, our management fees are paid by the owners’ association and funded from the annual maintenance fees paid by the individual vacation ownership interest owners to the association. These maintenance fees represent each owner’s allocable share of the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. The management fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses. We are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. We also offer vacation rental services to these owners’ associations. These rentals are made online directly to consumers through our websites and through third-party online travel agencies, and through Interval International’s Getaways program.
Aqua-Aston provides management and rental services for condominium owners, hotel owners, and owners’ associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aqua‑Aston directly to manage, market and rent their properties, generally pursuant to short‑term agreements. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Generally, owners’ association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable. Revenue is derived principally from fees for management of the hotel, condominium resort, or owners’ association as well as related rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided internally or through third-party providers to owners including reservation services, sales and marketing, property accounting and information technology services.
The success and continued growth of the Aqua-Aston business, which is concentrated in Hawaii, depends largely on our ability to source vacationers interested in booking vacation properties made available through our rental services. Our in market sales and marketing team utilizes a variety of sales, marketing, revenue management and digital marketing initiatives to attract consumers and additional properties to Aqua‑Aston. We utilize many channels of distribution including traditional wholesale through tour operators and travel partners, online travel agencies and global distribution systems. In addition, Aqua‑Aston focuses on driving direct business through brand websites and our central reservations office. The sales team covers several market segments from corporate and government/military to travel agents and groups. We offer a variety of leisure accommodations to visitors from around the world through various consumer websites including, www.aquaaston.com, www.aquaresorts.com, www.mauicondo.com, and others.
CORPORATE AND OTHER
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and (provision for) benefit from income taxes. In addition, Corporate and Other includes the revenues and expenses relating to owners’ associations consolidated under the relevant accounting guidance (“Consolidated Property Owners’ Associations”), which are not included in operating segment resource allocation decision-making.
Seasonality
Our revenue is influenced by the seasonal nature of travel. Within our Vacation Ownership segment, our sale of vacation ownership business experiences a modest impact from seasonality, with higher sales volumes during the traditional vacation periods. COVID-19 has impacted, and may continue to impact, our typical seasonal patterns. In addition, business at properties in some locations may experience a greater impact from seasonality than those in other locations.
Within our Exchange & Third-Party Management segment, we recognize exchange and Getaways revenue based on confirmation of the vacation; revenue is generally higher in the first quarter and lower in the fourth quarter. Remaining rental revenue is recognized based on occupancy.
Competition
Competition in the vacation ownership industry is driven primarily by the quality, number and location of vacation ownership resorts, the quality and capability of the related property management program, trust in the brand, pricing of product offerings, cost of ownership (i.e., ongoing maintenance and other fees) and the availability of program benefits, such as exchange programs and access to affiliated hotel networks. We believe that our focus on offering distinctive vacation experiences, combined with our financial strength, well-established and diverse market presence, strong brands, expertise and well-managed and maintained properties, will enable us to remain competitive. Vacation ownership is a vacation option that is positioned and sold as an attractive alternative to vacation rentals (such as hotels, resorts and condominium rentals) and second home ownership. The various segments within the vacation ownership industry can be differentiated by the quality level of the accommodations, range of services and ancillary offerings, and price. Our brands operate in the upper upscale and luxury tiers of the vacation ownership segment of the industry and the upper upscale and luxury tiers of the whole ownership segment (also referred to as the residential segment) of the industry.
Our competitors in the vacation ownership industry range from small vacation ownership companies to large branded hospitality companies that operate or license vacation ownership businesses. In North America, we typically compete with companies that sell upper upscale tier vacation ownership products under a lodging or entertainment brand umbrella, such as Hilton Grand Vacations Club and Disney Vacation Club, as well as numerous regional vacation ownership operators. Our luxury vacation ownership products compete with vacation ownership products offered by Four Seasons, Exclusive Resorts, Timbers Resorts and several other smaller independent companies. In addition, the vacation ownership industry competes generally with other vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry as well as alternative lodging marketplaces such as Airbnb, VRBO, and HomeAway, which offer rentals of homes and condominiums. Innovations that impact the industry may also lead to new products and services that could disrupt our business model and create new and stronger competitors.
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
Some laws, regulations and policies may impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau (the “CFPB”), the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. The collection, use and protection of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Other laws, regulations and policies primarily affect one of four areas of our business: real estate development activities; marketing and sales activities; lending activities; resort management activities, and exchange and travel activities.
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
Lending Regulation
Our lending activities are subject to a number of laws and regulations including those of applicable supervisory, regulatory and enforcement agencies such as, in the United States, the CFPB, the FTC, and the Financial Crimes Enforcement Network. These laws and regulations, some of which contain exceptions applicable to the timeshare industry or may not apply to some of our products, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Consumer Protection Act, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act and the Bank Secrecy Act. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, usury, fair debt collection practices, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.
Resort Management Regulation
Our resort management activities are subject to laws and regulations regarding community association management, public lodging, food and beverage services, labor, employment, health care, health and safety, accessibility, discrimination, immigration, gaming, and the environment (including climate change). In addition, many jurisdictions in which we manage our resorts have statutory provisions that limit the duration of the initial and renewal terms of our management agreements for owners’ associations and/or permit the owners’ association for a resort to terminate our management agreement under certain circumstances (for example, upon a super-majority vote of the owners), even if we are not in default under the agreement.
Exchange and Travel Regulations
Many jurisdictions regulate businesses engaged in timeshare exchange activity, typically requiring annual filing of prescribed disclosures with regulatory agencies. Such disclosure must be provided to persons enrolling in a timeshare exchange program prior to completion of enrollment. The disclosure generally provides information on the terms and conditions of membership as well as audited key operating statistics of the exchange program.

In connection with our exchange businesses, we also offer other travel-related products and services that are subject to regulation in certain jurisdictions, including requirements that we register as a “seller of travel” and comply with applicable bonding and disclosure requirements. Additionally, operation of our travel membership programs can trigger requirements that we register as a discount buying organization. Other products and services we offer (e.g., travel insurance) are subject to regulations imposed on our suppliers, and as a result we are subject to travel reseller requirements and licensing in certain jurisdictions.
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
We take our commitment to protecting the environment seriously. We have collaborated with Audubon International to further the “greening” of our Marriott Vacation Club resorts in the U.S. through the Audubon Green Leaf Eco-Rating Program for Hotels. The Audubon partnership is just one of several programs incorporated into our green initiatives. We have more than 20 years of energy conservation experience that we have put to use in implementing our environmental strategy across each of our segments. This strategy includes further reducing energy and water consumption, expanding our portfolio of green resorts, including LEED (Leadership in Energy & Environmental Design) certification, educating and inspiring associates and guests to support the environment, and embracing innovation.
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
As of December 31, 2021, we had a global workforce consisting of approximately 20,300 associates, of which approximately 16,800 were based in the United States and approximately 3,500 were based in international locations.
Inclusion and Diversity
As a leisure-focused company, we are in the business of bringing people together. Like our customers, our associates come from diverse backgrounds, offering invaluably distinct perspectives. Women comprise 54% of our worldwide workforce and men comprise 46%. Within the United States, people of color comprise 41% of our management level positions and women comprise 46% of our management level positions. We are implementing recruiting efforts focused on placing women and people of color in management roles.
In 2021, we launched an Executive Inclusion Council, which is comprised of approximately 20 senior leaders dedicated to enabling and championing Inclusion and Diversity initiatives throughout the organization. Top priorities include providing guidance regarding our Inclusion and Diversity strategy, increasing leaders’ ability to discuss and be held accountable for driving Inclusion and Diversity outcomes, and increasing awareness and impact of initiatives. With the support of the Executive Inclusion Council, we completed an internal review of our Inclusion and Diversity practices and programs as well as external benchmarking to refine our Inclusion and Diversity strategic framework and ongoing areas of focus. This work led us to establish a framework rooted in our core values and supported by a newly developed Inclusion and Diversity Commitment Statement (included below).
MVW is committed to advancing and cultivating inclusion and diversity in all aspects of our business. We provide treasured vacation experiences to our customers around the world, and foster an inclusive, diverse, and caring work environment for our associates. We support a life fulfilled for all individuals and embrace that we are better together.

Associate Development
We seek to cultivate a learning-rich environment where associates are prepared to succeed, are encouraged to grow their careers, and are motivated to serve our owners, members, and guests. Our Global Talent Management team develops and deploys programs and resources for all our associates. Our learning programs are designed to help ensure our company is a desirable place to start and cultivate a fulfilling career, with increased opportunities for growth. In light of the COVID-19 pandemic, a key training focus in 2021 was to provide courses on returning to work safely and supporting our associates’ overall health and well-being.
Our Global Talent Management team is also committed to providing our leaders with the opportunity to develop their leadership skills and equip leaders with the skills they need to create a positive work environment for all associates. With a curriculum of approximately 15 distinct courses, the Leadership Development Program provides associates the tools, resources, and practices we believe are important to becoming successful leaders and strengthening our diverse talent pipeline. In 2021, we continued to deliver virtual learning courses to support leadership development training in a socially distant manner. We also adapted in-classroom practices to accommodate live, instructor-lead training for select courses. Our efforts helped us continue to support leaders in building leadership skills for the future.
Collective Bargaining Agreements
We are party to collective bargaining agreements in the United States, Spain, and Mexico primarily with regard to employees working in food service, laundry, and hospitality and tourism.
Human Rights
We maintain a Human Rights Policy that aligns with government, business, and public concerns about issues such as human trafficking and the exploitation of children. We do not recruit child labor, and we support programs and partnerships that help at-risk young people and their families prepare for and find meaningful employment. Our Human Rights Policy is available on our website at (www.marriottvacationsworldwide.com) under the “Investor Relations” tab.
Available Information
Our investor relations website address is www.ir.mvwc.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any and all amendments thereto are available free of charge through our investor relations website as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). These materials are also accessible on the SEC’s website at www.sec.gov.
Information About Our Executive Officers
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 21, 2022, except where indicated.

Name and Title	Age	Business Experience
Stephen P. Weisz Chief Executive Officer	71
Stephen P. Weisz has served as our Chief Executive Officer since 2011, and as our President from 1996 through December 2020. Mr. Weisz has also been a member of our Board of Directors since 2011. Mr. Weisz joined Marriott International in 1972. Over his 39-year career with Marriott International, he held a number of leadership positions in the Lodging division, including Senior Vice President of Sales and Marketing and Executive Vice President-Lodging Brands. Mr. Weisz is a past Chairman of the Board of Directors of the American Resort Development Association and also a past Chairman of the Board of Trustees of Children’s Miracle Network.

John E. Geller, Jr. President	54
John E. Geller, Jr. has served as our President since October 2021. From January 2021 to October 2021, he served as our President and Chief Financial Officer. From January 2018 to January 2021, he served as our Executive Vice President and Chief Financial and Administrative Officer. From 2009 to December 2017, he served as our Executive Vice President and Chief Financial Officer. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer.

Name and Title	Age	Business Experience
R. Lee Cunningham Executive Vice President and Chief Operating Officer - Vacation Ownership	62
R. Lee Cunningham has served as our Executive Vice President and Chief Operating Officer - Vacation Ownership since September 2018. From December 2012 to August 2018, he served as our Executive Vice President and Chief Operating Officer. From 2007 to December 2012, he served as our Executive Vice President and Chief Operating Officer – North America and Caribbean. Mr. Cunningham joined our company in 1997 as Vice President of Revenue Management and Owner Service Operations. Mr. Cunningham joined Marriott International in 1982. As reported in a Current Report on Form 8-K filed on January 12, 2022, Mr. Cunningham announced his decision to retire as our Executive Vice President and Chief Operating Officer - Vacation Ownership in April 2022; Mr. Cunningham subsequently announced that he would instead retire in May 2022.

Anthony E. Terry Executive Vice President and Chief Financial Officer	54
Anthony E. Terry has served as our Executive Vice President and Chief Financial Officer since October 2021. From July 2005 to September 2021, he served as our Senior Vice President, Global Operational Finance. From October 2001 to June 2005, he served as our Vice President of Product Supply Management. Mr. Terry began his career with the Company in 1996.

Lori Gustafson Executive Vice President and Chief Brand and Digital Strategy Officer	38
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

James H Hunter, IV Executive Vice President and General Counsel	59
James H Hunter, IV has served as our Executive Vice President and General Counsel since November 2011. Prior to that time, he had served as Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994.

Lizabeth Kane-Hanan Executive Vice President and Chief Development and Product Officer	55
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

Jeanette E. Marbert President, Exchange and Third-Party Management	65
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

Brian E. Miller President, Vacation Ownership	58
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

Dwight D. Smith Executive Vice President and Chief Information Officer	61
Dwight D. Smith has served as our Executive Vice President and Chief Information Officer since December 2011. Prior to that time, he served as our Senior Vice President and Chief Information Officer since 2006. Mr. Smith joined Marriott International in 1988.

Name and Title	Age	Business Experience
Michael E. Yonker Executive Vice President and Chief Human Resources Officer	63
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
Risks related to the COVID-19 pandemic.
The COVID-19 pandemic has had, and may continue to have, serious adverse effects on our business, financial condition, and results of operations for an unknown period of time.
As the outbreak of the coronavirus continues, both in the U.S. and globally, there has been significant volatility in global economies and financial markets. The severity, magnitude and duration of the COVID-19 pandemic is uncertain, rapidly changing and hard to predict. Uncertainties related to the pandemic include, but are not limited to, the continued disruptive effect of the pandemic on the global economy, our supply chain partners, our workforce, traveler sentiment, resort occupancy and periodic mandates from governmental authorities to stay home, avoid non-essential contact and gatherings, and self-quarantine.
In 2020, we saw marked declines in occupancy, rentals, and contract sales because of the temporary closure of nearly all of our sales centers, the temporary closure of many of our resorts, the temporary closure of our branded North America vacation ownership resorts for rental stays, and the reduction in operations and amenities at all of our resorts based on government mandates and advisories. Protocols adopted to combat the COVID-19 pandemic, such as canceling, or implementing alternatives or modifications to, in-person sales tours and customized presentations, and reductions in amenities at our resorts, have resulted, and could continue to result in, lesser effectiveness of customer-associate interaction and diminished customer satisfaction, which could adversely impact our financial condition. As of December 31, 2021, nearly all of our resorts and sales centers have reopened; however, extended or further closures may be required nationally, regionally, or in specific locations in the event of a resurgence or variant of the virus.
The success of our business and our profitability depend, in substantial part, upon the health of the travel industry, which has been materially adversely affected by the COVID-19 pandemic. As new variants of the virus make headlines every few months, consumer fear about contracting COVID-19 and recommendations or mandates from governmental authorities to avoid large gatherings of people or self-quarantine may increase. These recommendations and mandates have already affected and may continue to affect resort occupancies. A substantial amount of our sales activity occurs at our resorts, and the number of prospective and current owners who visit our resorts impacts sales volume. Our rental revenue is also substantially impacted by the desire and ability of vacationers to travel. Fear of exposure to the COVID-19 virus, government restrictions on travel, including quarantine requirements, low vaccination rates in some parts of the world and variants that may be resistant to available vaccines have caused travelers to cancel or delay travel plans to our resorts. These changes in vacation and travel patterns have adversely affected our cash flows, revenues, and profits, and are expected to continue to do so. Moreover, when travel advisories and restrictions have been lifted, there has been a resurgence of the virus, and as a result, travel demand is unpredictable and could remain so for a significant period. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels, inflation, and loss of personal wealth resulting from the impact of the COVID-19 pandemic may negatively affect travel demand for a prolonged period.
The onset of the COVID-19 pandemic led to an increase in payment delinquencies for our vacation ownership notes receivable. The number of delinquencies may increase again as the duration of the pandemic or its effect on economic conditions and the ability to travel continues and could lead to defaults on financing that we provide to purchasers of our products in excess of our estimates. Purchaser defaults may cause us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests and could impact our ability to secure ABS or warehouse credit facility financing on terms that are acceptable to us, or at all. In addition, the transactions in which we have securitized vacation ownership notes receivable contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in loss or disruption of cash flow until portfolio performance sufficiently improves to satisfy the requirements.

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
The economic disruption caused by the COVID-19 pandemic has adversely affected our ability to generate cash to support our continuing operations and debt service, implement our growth plans and make other payments.
We depend upon our operations to generate strong cash flows to support our operating activities, supply capital to finance our operations and growth, make capital expenditures and acquisitions, service our debt and return value to our shareholders through dividends and stock repurchases. In 2020, the economic disruption caused by the COVID-19 pandemic adversely affected our ability to generate sufficient cash flows from operations to support these activities and the continuing pandemic may do so in the future.
Steps taken to reduce operating costs and improve efficiency and further changes we may make in the future to reduce costs have negatively impacted, and may in the future impact, owner and guest satisfaction. Reductions in or deferrals of planned corporate capital expenditures may negatively impact owner satisfaction and make our products less attractive to prospective purchasers.
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
Our success and profitability depend, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries, and may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is affected by the number of visitors at our resorts. Fear of exposure to contagious illnesses, such as COVID-19 or other diseases, or natural or man-made disasters, and the physical effects of climate change, such as more frequent or severe storms, droughts, hurricanes and flooding, have caused and may continue to cause travelers to delay or cancel travel plans, including tours at our resorts, with greater frequency. Other factors such as weakened consumer confidence, limited availability of consumer credit and damage to infrastructure caused by natural or man-made disasters or other causes that impede travel have caused, and may in the future cause, travelers to delay or cancel plans to tour or visit our resorts. For example, hurricanes have caused a number of Interval International exchange network resorts and our managed vacation ownership resorts to close for prolonged periods. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for our products and services may decrease if the cost of travel, including the cost of transportation and fuel, increases, airlift to vacation destinations decreases, or if general economic conditions decline.
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

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.
A number of factors may adversely affect the labor force available or increase labor costs from time to time, such as high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations. In 2021, we observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, whether due to the impact of the COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, our business could be adversely affected.
Significant inflation, higher interest rates or deflation could adversely affect our business and financial results.
Inflation can adversely affect us by increasing the costs of development or other corporate capital expenditures, materials and labor, and interest rates. All of these factors can have a negative impact on the affordability of our products and services. In a high inflationary environment, we may be unable to raise the price of our products and services in a proportional manner, which could reduce our profit margins. In addition, our cost of capital, labor and materials can increase, which could have an adverse impact on our business or financial results.
Alternatively, deflation could cause an overall decrease in spending and borrowing capacity, which could lead to a deterioration of economic conditions and employment levels. Deflation could also cause the value of our products and services to decline. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.
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
We rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings. Adoption of new laws, or changes in existing laws, in any of the jurisdictions in which we operate regulating marketing and solicitation or data protection could adversely affect the effectiveness of our marketing strategies. If we are not able to develop adequate alternative marketing strategies, our sales may be adversely affected. We also obtain access to potential customers from travel service providers and other companies with whom we have relationships. If our access to these third-party customer lists was prohibited or restricted, our ability to develop new customers and introduce our products to them could be impaired.

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
We and the companies we work with have experienced cyber security threats to our data and systems, including ransomware and other forms of malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. We have experienced cyber incidents in the past, and have previously disclosed those with material operational or financial implications to the Company or our stakeholders. Routinely, we partner with and use third-party service providers and products that host, manage, or control sensitive data. The failure of any such service providers or products to comply with our privacy policies or privacy laws and regulations, or any unauthorized release of personally identifiable information or other user data, could damage our reputation, discourage potential users from trying our products and services, breach certain agreements under which we have obligations with respect to network security, and/or result in fines and/or proceedings against us by governmental agencies, service providers and/or consumers. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
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
Our principal exchange network administered by Interval International included nearly 3,200 resorts located in over 90 nations as of December 31, 2021. Interval International’s primary competitor, RCI, has a greater number of affiliated resorts than we have. Through the resources of its corporate affiliates, particularly, Travel + Leisure Co., engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. In addition, Interval International competes with developers that create, operate and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those we offer, and adversely impacts the supply of resort accommodations available through our external exchange networks. The effects of such competition on our exchange business are more pronounced as the proportion of vacation club corporate members in the Interval International network increases.
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
Negative public perception regarding our industry resulting from, among other things, consumer complaints regarding sales and marketing practices, consumer financing arrangements, and restrictions on exit related to our products, as well as negative comments on social media, could result in increased regulatory scrutiny, which could result in reputational damage, more onerous laws, regulations, guidelines and enforcement interpretations in jurisdictions in which we operate. These actions may lead to operational delays or restrictions, as well as increased operating costs, regulatory burdens and risk of litigation.
Changes in tax regulations or their interpretation could reduce our profits or increase our costs.
Changes in tax and other revenue raising laws, regulations and policies in the jurisdictions where we do business could impose new restrictions, costs or prohibitions on our practices and reduce our profits. In addition, interpretation of tax regulations requires us to exercise our judgment and taxing authorities or our independent registered public accounting firm may reach conclusions about the application of such regulations that differ from our conclusions. Our effective tax rate reflects the fact that income earned and reinvested outside the U.S. is generally taxed at local rates that can be lower than U.S. tax rates or based on a different tax base than U.S. jurisdictions, as well as our ability to carry forward losses in certain jurisdictions from prior years to offset future profits. Changes to U.S. or international tax laws, regulations or interpretations could impact the tax treatment of our earnings and adversely affect our profitability. For example, if such changes significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. corporation, we could be placed at a disadvantage to our non-U.S. competitors that are subject to lower local tax rates.

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
Concentration of some of our resorts, sales centers and exchange destinations in particular geographic areas exposes our business to the effects of severe weather and other regional events in these areas.
Our business is susceptible to the effects of natural or man-made disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents, in the areas where some of our resorts, sales centers and exchange destinations are concentrated, such as Florida, California, South Carolina and Hawaii. For example, properties in these markets have had to close in the past in order to repair damage caused by disasters. Depending on the severity of future disasters, the resulting damage could require closure of all or substantially all of our properties in one or more of these markets while we complete renovations. Our insurance may not cover all damages caused by any such event, including the loss of sales of VOIs at sales centers that are not fully operational. In addition, insurance costs may increase and coverage levels may decrease for properties in these areas as a result of the number and magnitude of recent natural disasters in these areas.
Our business is also susceptible to the effects of adverse economic developments in these areas, such as regional economic downturns, significant increases in the number of our competitors’ products in these markets and potentially higher labor, real estate, tax or other costs in these geographic markets. Because of this geographic concentration of properties, we face a greater risk of a negative effect on our revenues and profits if these areas are affected by severe weather, man-made disasters or adverse economic and competitive conditions.
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
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue and determination of cost of sales, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. For example, in response to the COVID-19 pandemic, we increased our sales reserve due to higher default expectations and revised our estimates of the fair value of our reporting units, resulting in the impairment of goodwill. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for more information regarding changes in accounting standards that we recently adopted or expect to adopt in the future.

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
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, board and workforce diversity, labor conditions and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.
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
The termination of our license agreements with Marriott International or its affiliates would materially harm our business and results of operations and materially impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. Our inability to rely on the strength of the Marriott, Sheraton and/or Westin brands to attract qualified prospects in the marketplace would likely cause our revenue and profits to decline and our marketing and sales expenses to increase. Our inability to market to guests in hotels affiliated with our licensors that are located near one of our sales locations or maintain our marketing partnerships with North American Marriott International reservation centers would cause our sales to decline, which could adversely affect our financial condition and result of operations. In addition, we would not be able to use the brand websites as channels through which to rent available inventory, which would cause our rental revenue to decline materially.
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
We offer vacation ownership products and services under the Marriott, Sheraton, Westin, The Ritz-Carlton, and Hyatt brands. Our success depends in part on the continued success of Marriott International and Hyatt and their respective brands. If market recognition or the positive perception of Marriott International and/or Hyatt is reduced or compromised, the goodwill associated with these brands may be adversely affected, which may adversely affect our market share, reputation, business, financial condition or results of operations. The positioning and offerings of any of these brands and/or their related customer loyalty programs could change in a manner that adversely affects our business.

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
Approximately 20% of our Vacation Ownership segment resorts are co-located with same-branded hotel properties. If a branded hotel property with which one of our resorts is co-located ceases to be operated by or affiliated with the same brand as our resort, which has happened in the past, we could lose benefits such as sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We expect our overhead and operating costs for such resorts would increase. We could also lose our on-site access to hotel customers, including brand customer loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.
We may not have inventory available for sale when needed or we may have excess inventory.
We may enter into capital-efficient transactions to source inventory in which third parties agree to deliver completed units to us at pre-agreed prices in the future. These transactions expose us to additional risk as we will not control development activities or timing of development completion. If our counterparties default on their obligations, or exercise their right to sell inventory to a different buyer, we may not acquire the inventory we expect on time or at all, or it may not be within agreed upon specifications. If we cannot obtain inventory from alternative sources on a timely basis, we may not be able to achieve sales forecasts. Conversely, if we procure or commit to procure inventory based on an expected sales plan and fail to achieve that plan, we could have excess inventory, potentially negatively impacting our profit margins.
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
In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of VOIs. Accordingly, we are subject to the risk that purchasers of our VOIs may default on the financing that we provide. The risk of purchaser defaults may increase due to man-made or natural disasters, which cause financial hardship for purchasers. The risk of purchaser defaults may also increase if we do not evaluate accurately the creditworthiness of the customers to whom we extend financing or due to the influence of timeshare relief firms. Purchaser defaults have caused, and may continue to cause, us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the vacation ownership notes receivable we have securitized through the ABS market or the Warehouse Credit Facility. If default rates for our borrowers increase, we have been required, and may in the future be required, to increase our reserve on vacation ownership notes receivable.
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
Selling VOIs in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. Currently, our VOI sales are made primarily through a limited number of trust entities that issue VOIs. This structure can lead to a temporary depletion of inventory available for sale caused by: (1) delayed delivery of inventory under construction by us or third parties; (2) delayed receipt of required governmental registrations of inventory for sale; and (3) significant unanticipated increases in sales pace. If the inventory available for sale for a particular trust were to be depleted before new inventory is added and available for sale, we would be required to temporarily suspend sales until inventory is replenished or shift to selling an alternative product which may increase marketing and sales costs and lower VPG. Our efforts to avoid the risk of temporary inventory depletion by maintaining a surplus supply of completed inventory based on our forecasted sales pace, and by employing other mitigation strategies such as accelerating completion of resorts under construction, acquiring VOIs on the secondary market, or reducing sales pace by adjusting prices or sales incentives, may not be successful. A depletion of VOI inventory could decrease our financing revenues generated from purchasers of VOIs and fee revenues generated by providing club, management, exchange, sales, and marketing services. In addition, any temporary suspension of sales due to lack of inventory could reduce our cash flow and have a negative impact on our results of operations.
Our development activities expose us to project cost and completion risks.
Our project development activities entail risks that may cause project delays or increased project costs and therefore may adversely impact our results of operations, cash flows and financial condition, including:
•construction delays or cost overruns;
•shortages of skilled labor;
•claims for construction defects, including claims by purchasers and owners’ associations;
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
Our resort management business may be adversely affected by the loss of management contracts, failure of resorts to comply with brand standards, increased maintenance fees and disagreements with owners.
Owners of our VOIs are required to pay maintenance fees to maintain and refurbish the vacation ownership properties and keep them in compliance with brand standards. If a resort fails to comply with applicable brand standards, the applicable licensor could terminate our rights to use its trademarks at the resort, which would result in the loss of management fees, decreased customer satisfaction, and impairment of our ability to market and sell our products at the non-compliant locations. Increases in maintenance fees to keep pace with maintenance and other costs may make our products less desirable, which could negatively impact sales and cause an increase in defaults on our vacation ownership notes receivable portfolio. If the owners’ associations that we manage are unable to collect sufficient maintenance fees to cover operating and maintenance costs, the related resorts may have to close or file for bankruptcy, which may result in termination of our management agreements. We may also lose resort management contracts if they are not renewed when they expire, or the contract terms may be renegotiated in a manner adverse to us. The loss or renegotiation of a significant number of our management contracts may adversely affect our cash flows, revenues and profits.
From time to time, disagreements arise between us and the owners of VOIs and owners’ associations. For example, owners of our VOIs have disagreed, and may in the future disagree, with changes we make to our products or programs. Sometimes, disagreements with VOI owners and owners’ associations result in litigation and/or the loss of management contracts. If any such litigation results in a significant adverse judgment or settlement, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained.

Damage to, or other potential losses involving, properties that we own or manage may not be covered by insurance.
Market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. The effects of climate change, such as increased storm intensity and rising sea levels over time, may also increase the cost of property insurance and decrease our coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of owners of VOIs or in some cases may not provide a recovery for any part of a loss due to deductible limits, policy limits, coverage limits or other factors. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated under guarantees or other financial obligations related to the property. In addition, we could lose the management contract for the property and, to the extent such property operates under a licensed brand, the property may lose operating rights under the associated brand.
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
If we are unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members or developers in our Interval International network, as has occurred in the past, the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue will decrease. The failure to secure the renewal of affiliation agreements with developers with corporate member relationships, where the developer renews Interval International membership fees for all of its active owners, has a greater adverse effect. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially impact our financial condition and results of operations. Our ability to maintain affiliation agreements with resort developers is also impacted by consolidation in the vacation ownership industry.
In addition, we depend on third parties to make certain benefits available to members of the Interval International exchange network. The loss of such benefits could result in a decrease in the number of Interval International members, which could have a materially adversely effect on our business, financial condition and results of operations.
Similarly, the failure of our third-party management businesses to maintain existing or negotiate new management agreements with hotel and owners’ associations, as a result of the sale of property to third parties, contract disputes or otherwise, or the failure of vacationers to book vacation rentals through these businesses would result in a decrease in related revenue, which would have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2021, we had approximately $2.8 billion of total corporate indebtedness outstanding and could borrow an additional $598 million under the Revolving Corporate Credit Facility. The credit agreement that governs the Corporate Credit Facility and the indentures that govern the various senior notes impose significant operating and financial restrictions on us, which among other things limit our ability and the ability of certain of our subsidiaries to incur debt, pay dividends and make other restricted payments, make loans and investments, incur liens, sell assets, enter into affiliate transactions, enter into agreements restricting certain subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of their assets. All of these covenants and restrictions limit how we conduct our business. The Corporate Credit Facility also requires us to maintain a specified leverage ratio. These restrictions could restrict our flexibility to react to changes in our businesses, industries and economic conditions and increase borrowing costs.
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
Holders of our convertible notes may convert the convertible notes after the occurrence of certain dates or events. See Footnote 16 “Debt,” to our Financial Statements for additional information. If any holders elect to convert their convertible notes, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The way we account for our convertible notes may impact our reported or future financial results and the market price of our common stock. For example, the application of current accounting standards results in our reporting lower net income (or greater net loss) in our financial results because interest must include both the current period’s amortization of the debt discount and the instrument’s coupon interest. See Footnote 16 “Debt” and Footnote 2 “Summary of Significant Accounting Policies,” to our Financial Statements for additional information regarding current and pending methods of accounting for our convertible notes, respectively.
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
As of December 31, 2021, approximately $784 million of our gross aggregate consolidated indebtedness was indexed to the USD London Interbank Offered Rate (“LIBOR”) and we were party to $550 million of derivative instruments indexed to LIBOR. In addition, funding costs related to our $600 million Revolving Corporate Credit Facility and $350 million Warehouse Credit Facility, which were both undrawn at December 31, 2021 except for $2 million in letters of credit outstanding, are generally indexed to LIBOR. The U.K. authority that regulates LIBOR announced that it will no longer permit new LIBOR contracts after December 31, 2021, and will not compel banks to submit rates for the calculation of LIBOR after June 2023. There is considerable uncertainty regarding the publication of such rates beyond June 2023. A committee convened by the U.S. Federal Reserve to oversee the transition process for LIBOR rates quoted in U.S. dollars recommended the Secured Overnight Financing Rate as the alternative to LIBOR rates quoted in U.S. dollars. Other authorities have recommended alternatives to LIBOR rates quoted in other currencies. The full impact of any transition away from LIBOR remains unclear and these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs. To the extent our interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
Risks related to ownership of our common stock.
Our share repurchase program may not enhance long-term shareholder value and could increase the volatility of the market price of our common stock and diminish our cash.
Our share repurchase program does not obligate us to repurchase any shares of our common stock. The timing and amount of any repurchases depend upon several factors, including market conditions, business conditions, statutory and contractual restrictions, the trading price of our common stock and the nature of other investment opportunities available to us. In addition, repurchases of our common stock could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be absent the program and could reduce market liquidity for our stock. Use of our funds to repurchase shares could diminish our cash reserves, which may impact our ability to finance growth, pursue strategic opportunities, and discharge liabilities. Our share repurchases may not enhance shareholder value because the market price of our common stock may decline below the prices at which we repurchased shares and short-term stock price fluctuations could reduce the program’s effectiveness.
Our ability to pay dividends on our stock is limited.
We may not declare or pay dividends in the future at any particular rate or at all. Our Board of Directors makes all decisions regarding our payment of dividends, subject to an evaluation of our financial condition, results of operations and capital requirements, as well as applicable law, regulatory and contractual constraints, industry practice and other business considerations that our Board of Directors considers relevant. Certain of the agreements governing our indebtedness restrict our ability and/or the ability of our subsidiaries to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes in a manner adverse to us. We may not have sufficient surplus under Delaware law to be able to pay any dividends, which may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.
Anti-takeover provisions in our organizational documents, Delaware law and in certain of our agreements could delay or prevent a change in control.
Provisions of our Charter and Bylaws, as well as provisions in the agreements with our licensors, may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, our Charter and Bylaws provide for a classified board, require advance notice for shareholder proposals and nominations, place limits on convening shareholder meetings and authorize our Board of Directors to issue one or more series of preferred stock. Delaware law also restricts some business combinations between any holder of 15% or more of our outstanding common stock and us. The fact that these provisions and statutory restrictions may discourage acquisition proposals or delay or prevent a change in control could harm our stock price. Delaware law also restricts some business combinations between any holder of 15% or more of our outstanding common stock and us.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
As of December 31, 2021, our vacation ownership portfolio consisted of over 120 properties in the United States and thirteen other countries and territories. These properties are described in Part I, Item 1, “Business,” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own all unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts in our Vacation Ownership segment, including resort lobbies and food and beverage outlets.
In addition, we own or lease our regional offices and sales centers, both in the United States and internationally. The leases for our current corporate headquarters in Orlando, Florida are set to expire in 2027. In the first quarter of 2020, we entered into a lease agreement, that was amended during 2021, for our new global headquarters in Orlando, Florida, which is currently expected to be completed in 2023. See Footnote 14 “Leases” for additional information.
Item 3.        Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed under “Loss Contingencies” in Footnote 13 “Contingencies and Commitments” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.
Item 4.        Mine Safety Disclosures
Not applicable.
PART II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
        Securities
Market Information and Dividends
Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “VAC.” We currently expect to pay quarterly cash dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends, and the terms of agreements governing any debt that we may incur in the future may also limit or prohibit the payment of dividends. The payment of certain cash dividends may also result in an adjustment to the conversion rate of our convertible notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at any particular rate or at all.
Holders of Record
On February 22, 2022, there were 24,618 holders of record of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2021 – October 31, 2021	119,711	$157.78	119,711	$226,615,634
November 1, 2021 – November 30, 2021	100,047	$161.57	100,047	$210,451,495
December 1, 2021 – December 31, 2021	243,717	$156.56	243,717	$172,295,787
Total	463,475	$157.96	463,475	$172,295,787
_________________________
(1)On September 10, 2021, our Board of Directors authorized a share repurchase program under which we may purchase shares of our common stock for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. Subsequent to the end of 2021, on February 18, 2022, our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock, as well as the extension of the duration of our existing share repurchase program to March 31, 2023.
Performance Graph

Comparison of Cumulative Total Return
$225
$200
$175
$150
$125
$100
$75
12/30/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Marriott Vacations Worldwide Corporation
S&P MidCap 400 Index
S&P Composite 1500 Hotels, Resorts & Cruise Lines Index

The above graph compares the relative performance of our common stock, the S&P MidCap 400 Index (which has included our common stock since the acquisition of ILG), and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. The graph assumes that $100 was invested in our common stock and each index on December 30, 2016. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Exchange Act.
Item 6.     Reserved

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
Our discussion and analysis of fiscal year 2021 to fiscal year 2020 is included herein. Our discussion and analysis of fiscal year 2020 to fiscal year 2019 has been omitted from this Form 10-K and can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 1, 2021.
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
COVID-19 Pandemic Update
The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets, and has also had an unprecedented impact on the travel industry and the Company. For further information about COVID-19’s impact on our business, see Part I, Item 1, “Business.”
Significant Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of VOIs when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of the contracts with the customer and business practices, control of the vacation ownership product is transferred to the customer at closing for Marriott- and Welk-branded transactions and upon expiration of the statutory rescission period for Sheraton-, Westin- and Hyatt-branded transactions. Sales of vacation ownership products may be made for cash or we may provide financing. In addition, we recognize settlement fees associated with the transfer of vacation ownership products and commission revenues from sales of vacation ownership products on behalf of third parties, which we refer to as “resales revenue.”
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
We refer to revenues from the sale of vacation ownership products less the cost of vacation ownership products and marketing and sales costs as Development profit. Development profit margin is calculated by dividing Development profit by revenues from the Sale of vacation ownership products. We previously used the term Development margin to refer to revenues from the Sale of vacation ownership products less the Cost of vacation ownership products and marketing and sales costs. In the first quarter of 2021, we began to refer to this financial measure as Development profit. While the calculation remains unchanged, we believe the revised term better depicts the financial results being presented.
Management and Exchange
Our management and exchange revenues include revenues generated from fees we earn for managing each of our vacation ownership resorts, providing property management, owners’ association management and related services to third-party vacation ownership resorts and fees we earn for providing rental services and related hotel, condominium resort, and owners’ association management services to vacation property owners.
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

	Fiscal Years
	2021	2020	2019
Average FICO score	732	730	736
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
The interest income earned from our vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 53% in 2021 and 51% in 2020. We expect to continue offering financing incentive programs in 2022. We also plan to shift back to our pre-pandemic increased focus on sales to first-time buyers, who are more likely to finance their purchases, which should further increase propensity and increase interest income as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.

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
In the event of a default, we generally have the right to foreclose on or revoke the underlying VOI. We return VOIs that we reacquire through foreclosure or revocation back to inventory. As discussed above, for originated vacation ownership notes receivable, we record a reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products on our Income Statements. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on originated vacation ownership notes receivable and can increase or decrease revenues. In contrast, for acquired vacation ownership notes receivable, we record changes to the reserve as an adjustment to Financing expenses on our Income Statements.
Historical default rates, which represent defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Fiscal Years
	2021	2020	2019
Historical default rates	4.3%	6.3%	4.5%
The increased default rates in 2020 were predominantly due to the impact of the COVID-19 pandemic on the performance of our notes receivable portfolio. The decrease in default rates in 2021 reflects the performance of our notes receivable portfolio back to pre-pandemic levels.
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
Rental
In our Vacation Ownership segment, we operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of owned hotel properties. We also recognize rental revenue from the utilization of plus points under our points-based products when the points are redeemed for rental stays at one of our resorts or other third-party offerings. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with ASC Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in transient rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.
In our Exchange & Third-Party Management segment, we offer vacation rental opportunities at managed properties through VRI, TPI, and Aqua-Aston. We also offer vacation rental offers known as Getaways to members of the Interval International network and certain other membership programs. The offering of Getaways allows us to monetize excess availability of resort accommodations within the applicable exchange network, as well as provide additional vacation opportunities to members. Resort accommodations available as Getaways typically result from seasonal oversupply or underutilized space in the applicable exchange program, as well as resort accommodations specifically sourced for the Getaways program.

Rental expenses include:
•Maintenance and other fees on unsold inventory;
•Costs to provide alternative usage options, including Marriott Bonvoy points, World of Hyatt points, and offerings available as part of third-party offerings, for owners who elect to exchange their inventory;
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
Cost Reimbursements
Cost reimbursements include direct and indirect costs that are reimbursed to us by customers under management contracts. All costs reimbursed to us by customers, with the exception of taxes assessed by a governmental authority, are reported on a gross basis. We recognize cost reimbursements when we incur the related reimbursable costs. Cost reimbursements consist of actual expenses with no added margin.
Interest Expense
Interest expense consists of all interest expense other than consumer financing interest expense, which is included within Financing expense.
Transaction and Integration Costs
Transaction and integration costs represent costs related to the ILG and Welk Acquisitions, primarily for financial advisory, legal, and other professional service fees, as well as certain tax related accruals. Transaction and integration costs also include charges for employee retention, severance and other termination related benefits, fees paid to change management consultants and technology-related costs related to the integration of ILG and Welk.
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
•Average revenue per member, which we calculate by dividing membership fee revenue, transaction revenue and other member revenue for the Interval International network by the monthly weighted average number of Interval International network active members during the applicable period; and
•NM = Not meaningful.

CONSOLIDATED RESULTS

	Fiscal Years
($ in millions)	2021	2020	2019
REVENUES
Sale of vacation ownership products	$1,153	$546	$1,354
Management and exchange	855	755	949
Rental	486	276	573
Financing	268	267	275
Cost reimbursements	1,128	1,042	1,108
TOTAL REVENUES	3,890	2,886	4,259
EXPENSES
Cost of vacation ownership products	250	150	349
Marketing and sales	617	386	748
Management and exchange	521	475	547
Rental	344	321	357
Financing	88	107	91
General and administrative	227	154	248
Depreciation and amortization	146	123	141
Litigation charges	10	6	7
Restructuring	—	25	—
Royalty fee	106	95	106
Impairment	3	100	99
Cost reimbursements	1,128	1,042	1,108
TOTAL EXPENSES	3,440	2,984	3,801
(Losses) gains and other (expense) income, net	(51)	(26)	16
Interest expense	(164)	(150)	(132)
Transaction and integration costs	(110)	(66)	(118)
Other	2	—	1
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	127	(340)	225
(Provision for) benefit from income taxes	(74)	84	(83)
NET INCOME (LOSS)	53	(256)	142
Net income attributable to noncontrolling interests	(4)	(19)	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$49	$(275)	$138

Operating Statistics

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
(Contract sales $ in millions)	2021	2020	2019	Change		Change
Vacation Ownership
Total contract sales	$1,411	$669	$1,569	$742	111%	$(900)	(57%)
Consolidated contract sales	$1,374	$654	$1,524	$720	110%	$(870)	(57%)
Exchange & Third-Party Management
Total active members at end of period (000's)(1)	1,296	1,518	1,670	(222)	(15%)	(152)	(9%)
Average revenue per member(1)	$179.48	$144.97	$168.73	$34.51	24%	$(23.76)	(14%)
_______________
(1)Only includes members of the Interval International exchange network.
Revenues
The following table presents our revenues for 2021, 2020, and 2019.

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Vacation Ownership	$3,539	$2,530	$3,761	$1,009	40%	$(1,231)	(33%)
Exchange & Third-Party Management	320	309	454	11	4%	(145)	(32%)
Total Segment Revenues	3,859	2,839	4,215	1,020	36%	(1,376)	(33%)
Consolidated Property Owners' Associations	31	47	44	(16)	(35%)	3	10%
Total Revenues	$3,890	$2,886	$4,259	$1,004	35%	$(1,373)	(32%)
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

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Net income (loss) attributable to common shareholders	$49	$(275)	$138	$324	NM	$(413)	NM
Interest expense	164	150	132	14	9%	18	14%
Tax provision (benefit)	74	(84)	83	158	NM	(167)	NM
Depreciation and amortization	146	123	141	23	19%	(18)	(13%)
EBITDA	433	(86)	494	519	NM	(580)	NM
Share-based compensation	51	37	37	14	39%	—	(1%)
Certain items	173	284	227	(111)	NM	57	25%
Adjusted EBITDA	$657	$235	$758	$422	179%	$(523)	(69%)
Adjusted EBITDA margin	24%	13%	24%	11 pts		(11 pts)
Certain items for 2021 consisted of $110 million of transaction and integration costs (including $93 million of ILG Acquisition and integration related costs, $16 million of Welk Acquisition related costs, and $1 million of other transaction costs), $51 million of losses and other expense (including $55 million related to the early redemption of our 2026 Notes (as defined below) and a portion of our 2025 Notes (as defined below), and $3 million of miscellaneous other losses and other expenses, partially offset by $7 million related to a true-up to a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the (Provision for) benefit from income taxes line)), $10 million of litigation charges, $10 million of purchase accounting adjustments, and $3 million of impairment charges, partially offset by $8 million to eliminate the impact of certain Consolidated Property Owners’ Associations, $2 million of activity related to the accrual for health and welfare costs for furloughed associates, and $1 million of miscellaneous other adjustments.
Certain items for 2020 consisted of $100 million of impairment charges, $62 million of ILG Acquisition-related costs, $57 million of other charges (including $50 million related to the net sales reserve adjustment, $2 million related to an accrual for the health and welfare costs for furloughed associates, $4 million related to the charge for VAT penalties and interest (see offset included in indemnification below) and $1 million of other miscellaneous charges), $26 million of losses and other expense, $25 million of restructuring costs, $4 million of purchase accounting adjustments, $6 million of litigation charges, and $4 million of transaction costs related to our capital efficient inventory arrangements.
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

Segment Adjusted EBITDA

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Vacation Ownership	$699	$229	$794	$470	204%	$(565)	(71%)
Exchange & Third-Party Management	144	119	183	25	23%	(64)	(36%)
Segment Adjusted EBITDA	843	348	977	495	143%	(629)	(64%)
General and administrative	(186)	(118)	(222)	(68)	(58%)	104	47%
Consolidated Property Owners' Associations	—	5	3	(5)	(100%)	2	130%
Adjusted EBITDA	$657	$235	$758	$422	179%	$(523)	(69%)
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results.
Vacation Ownership

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Segment Adjusted EBITDA	$699	$229	$794	$470	204%	$(565)	(71%)
Depreciation and amortization	(89)	(79)	(68)	(10)	(13%)	(11)	(15%)
Share-based compensation	(6)	(6)	(8)	—	3%	2	29%
Certain items	(19)	(73)	(95)	54	73%	22	22%
Segment financial results	$585	$71	$623	$514	NM	$(552)	(89%)
Certain items in the Vacation Ownership segment for the 2021 consisted primarily of $10 million of purchase accounting adjustments and $9 million of litigation charges.
Certain items in the Vacation Ownership segment for 2020 consisted of $50 million related to the net sales reserve adjustment, $15 million of restructuring costs, $8 million of asset impairment charges, $6 million of litigation charges, $3 million of unfavorable purchase accounting adjustments, and $3 million of transaction costs associated with capital efficient inventory arrangements, partially offset by $12 million of gains and other income.
Exchange & Third-Party Management

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Segment Adjusted EBITDA	$144	$119	$183	$25	23%	$(64)	(36%)
Depreciation and amortization	(48)	(32)	(47)	(16)	(51%)	15	32%
Share-based compensation	(2)	(2)	(3)	—	3%	1	33%
Certain items	(1)	(99)	(4)	98	99%	(95)	NM
Segment financial results	$93	$(14)	$129	$107	NM	$(143)	NM
Certain items in the Exchange & Third-Party Management segment for 2020 consisted of $92 million of asset impairment charges, $4 million of restructuring costs, $2 million of miscellaneous losses and other expense, and $1 million of unfavorable purchase accounting adjustments.

BUSINESS SEGMENTS
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 20 “Business Segments” to our Financial Statements for further information on our segments.
VACATION OWNERSHIP

	Fiscal Years
($ in millions)	2021	2020	2019
REVENUES
Sale of vacation ownership products	$1,153	$546	$1,354
Resort management and other services	470	356	488
Rental	446	239	512
Financing	268	265	271
Cost reimbursements	1,202	1,124	1,136
TOTAL REVENUES	3,539	2,530	3,761
EXPENSES
Cost of vacation ownership products	250	150	349
Marketing and sales	617	386	695
Resort management and other services	200	136	229
Rental	394	363	390
Financing	88	106	89
Depreciation and amortization	89	79	68
Litigation charges	9	6	6
Restructuring	—	15	—
Royalty fee	106	95	106
Impairment	—	8	99
Cost reimbursements	1,202	1,124	1,136
TOTAL EXPENSES	2,955	2,468	3,167
Gains and other income, net	1	12	28
Transaction and integration costs	(2)	(3)	—
Other	2	—	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$585	$71	$623
Contract Sales

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Total consolidated contract sales	1,374	654	1,524	720	110%	(870)	(57%)
Joint venture contract sales	37	15	45	22	155%	(30)	(68%)
Total contract sales	$1,411	$669	$1,569	$742	111%	$(900)	(57%)

Sale of Vacation Ownership Products

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Total contract sales	$1,411	$669	$1,569	$742	111%	$(900)	(57%)
Less resales contract sales	(26)	(12)	(30)	(14)		18
Less joint venture contract sales	(37)	(15)	(45)	(22)		30
Consolidated contract sales, net of resales	1,348	642	1,494	706		(852)
Plus:
Settlement revenue	28	14	24	14		(10)
Resales revenue	12	7	14	5		(7)
Revenue recognition adjustments:
Reportability	(44)	58	(8)	(102)		66
Sales reserve	(101)	(129)	(112)	28		(17)
Other(1)	(90)	(46)	(58)	(44)		12
Sale of vacation ownership products	$1,153	$546	$1,354	$607	111%	$(808)	(60%)
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
2021 Compared to 2020
Sale of vacation ownership products increased $607 million due primarily to $706 million of higher consolidated contract sales volumes, net of resales, $28 million of lower sales reserve activity, $14 million of higher settlement revenue, and $5 million of higher resales activity, partially offset by a $102 million unfavorable change in revenue reportability and $44 million of higher sales incentives issued (higher settlement revenue and higher sales incentives issued were driven by the higher contract sales volumes year-over-year).
The higher contract sales performance reflects the continued ramp-up of the business following the initial impact of the COVID-19 pandemic which commenced late in the prior year first quarter and resulted in the closure of all of our sales centers, as well as the inclusion of the Welk business beginning in the second quarter of 2021. As a result of reopening our sales centers throughout 2020 and 2021, as well as the Welk Acquisition, our contract sales volumes have improved on a sequential basis each quarter and we expect that sequential improvement to continue in 2022.
The lower sales reserve reflects the prior year increase to the sales reserve to take into account higher expected default activity as a result of the COVID-19 pandemic.
Revenue reportability was significantly negative in 2021. While we benefited from contract sales in the fourth quarter of 2020 that we recognized as revenue in 2021, given the increasing contract sales volumes throughout 2021 due to the reopening of our sales centers and continued ramp-up of our business, we saw a higher shift of contract sales in the fourth quarter of 2021 into 2022 for revenue recognition. In contrast, revenue reportability was significantly positive in 2020 due to contract sales from late in the fourth quarter of 2019 that were recognized as revenue in 2020. However, 2020 was not impacted by a corresponding shift of revenues into 2021, given the low contract sales volumes in 2020 resulting from the impact of the COVID-19 pandemic.

Development Profit

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Sale of vacation ownership products	$1,153	$546	$1,354	$607	111%	$(808)	(60%)
Cost of vacation ownership products	(250)	(150)	(349)	(100)	(66%)	199	57%
Marketing and sales	(617)	(386)	(695)	(231)	(60%)	309	45%
Development profit	$286	$10	$310	$276	NM	$(300)	NM
Development profit margin	24.8%	1.8%	22.9%	23.0 pts		(21.1 pts)
2021 Compared to 2020
Development profit increased $276 million year-over-year. The change reflected $268 million from the benefit of higher contract sales volumes and lower marketing and sales spending as a percentage of revenue, $74 million related to lower sales reserve activity, and $5 million of favorable product cost, due mainly to the sale of lower cost inventory and, to a lesser extent, favorable product cost true-up activity, partially offset by $71 million of unfavorable revenue reportability year-over-year.
Resort Management and Other Services Revenues, Expenses and Profit

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Management fee revenues	$158	$149	$144	$9	6%	$5	4%
Ancillary revenues	188	89	224	99	111%	(135)	(60%)
Other management and exchange revenue	124	118	120	6	5%	(2)	(3%)
Resort management and other services revenues	470	356	488	114	32%	(132)	(27%)
Resort management and other services expenses	(200)	(136)	(229)	(64)	(47%)	93	41%
Resort management and other services profit	$270	$220	$259	$50	23%	$(39)	(15%)
Resort management and other services profit margin	57.5%	61.8%	53.0%	(4.3 pts)		8.8 pts
2021 Compared to 2020
Resort management and other services revenues reflected higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the continued ramp-up of the business following the initial impact of the COVID-19 pandemic starting late in the prior year first quarter, as well as higher management fees and nearly $25 million of revenues contributed by the Welk business. Resort occupancies continued to increase throughout 2021 as resorts that were closed at the start of the COVID-19 pandemic reopened.
The increase in resort management and other services profit reflected the increase in resort management and other services revenues, partially offset by higher ancillary expenses as a result of the higher ancillary revenues mentioned above and the impact from the write-off of $7 million of outstanding management fee receivables deemed uncollectible related to a capital efficient inventory arrangement.
While revenues from certain ancillary businesses continue to be adversely affected by government imposed capacity limits, we have continued to remain agile by adjusting product and service offerings and operating hours such that Resort management and other services profit remains strong. We expect that once we revert to our high-touch service model in the latter half of 2022, commensurate with the quality expected of our iconic brands, we will have a slightly lower margin associated with our ancillary businesses.

Rental Revenues, Expenses and Margin

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Rental revenues	$446	$239	$512	$207	86%	$(273)	(53%)
Rental expenses	(394)	(363)	(390)	(31)	(9%)	27	7%
Rental profit	$52	$(124)	$122	$176	NM	$(246)	NM
Rental profit margin	11.7%	NM	23.7%	NM		NM

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
(transient keys in millions)	2021	2020	2019	Change		Change
Transient keys rented(1)	1.9	1.1	2.4	0.8	70%	(1.3)	(53%)
Average transient key rate	$245.79	$219.82	$228.38	$25.97	12%	$(8.56)	(4%)
Resort occupancy	81.6%	57.2%	88.1%	24.4 pts		(30.9 pts)
_________________________
(1)Transient keys rented exclude those obtained through the use of plus points and preview stays.
2021 Compared to 2020
The improvement in rental profit resulted from an increase in transient keys rented and a higher average transient rate due to the continued ramp-up of the business following the initial impact of the COVID-19 pandemic starting late in the prior year first quarter as well as from higher plus point revenue as COVID-19-related restrictions continued to ease. These increases were partially offset by higher inventory carrying costs (due to low sales volumes as a result of the COVID-19 pandemic, the acquisition of new inventory in 2021, and higher utilization of third-party vacation offerings for owners who elect to exchange their inventory).
As the majority of the governmental restrictions in response to the pandemic that caused rental activity to decline, such as travel restrictions and quarantine requirements, have been lifted, we expect rental occupancies and revenues to continue to increase in 2022.
Financing Revenues, Expenses and Margin

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Financing revenues	$268	$265	$271	$3	1%	$(6)	(2%)
Financing expenses	(38)	(48)	(34)	10	21%	(14)	(45%)
Consumer financing interest expense	(50)	(58)	(55)	8	14%	(3)	(5%)
Financing profit	$180	$159	$182	$21	13%	$(23)	(13%)
Financing profit margin	67.1%	59.8%	67.3%	7.3 pts		(7.5 pts)
Financing propensity	53%	51%	63%	2 pts		(12 pts)
2021 Compared to 2020
The Welk business increased our revenues by nearly $31 million in 2021. Excluding the impact of the Welk business, financing revenues decreased due to a $245 million decrease in the average net vacation ownership notes receivable balance. This balance decreased as a result of the continued pay-down of the existing vacation ownership notes receivable portfolio without a corresponding increase from new loan originations. As contract sales volumes and new loan originations continue to grow in 2022, we expect that this growth should begin to more than offset the normal decline as a result of loan payment activity, which would cause interest income to increase. Financing expenses decreased due to $14 million of higher credit losses associated with acquired vacation ownership notes receivable in the prior year, offset partially by $2 million of costs associated with the Welk business as well as $2 million of higher credit card fees. Lower consumer financing interest expense resulted from the continued pay-down of securitized debt balances, offset partially by $2 million of costs from the Welk business.

Depreciation and Amortization

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Depreciation and amortization	$89	$79	$68	$10	13%	$11	15%
2021 Compared to 2020
2021 included $8 million of depreciation and amortization expenses associated with assets acquired in the Welk Acquisition.
Litigation Charges

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Litigation charges	$9	$6	$6	$3	69%	$—	(7%)
2021 Compared to 2020
In 2021, we incurred $9 million of litigation charges related primarily to projects in Europe. In 2020, we incurred $6 million of litigation charges, including approximately $4 million related to projects in Europe and approximately $1 million related to projects in California.
Restructuring

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Restructuring	$—	$15	$—	$(15)	NM	$15	NM
2021 Compared to 2020
No restructuring costs were recorded in 2021. During 2020, we incurred $15 million in restructuring costs primarily related to a workforce reduction plan that we adopted as a result of the COVID-19 pandemic.
Royalty Fee

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Royalty fee	$106	$95	$106	$11	11%	$(11)	(10%)
2021 Compared to 2020
Royalty fee expense increased in 2021 as a result of higher contract closings compared to the prior year.
Impairment

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Impairment	$—	$8	$99	$(8)	(98%)	$(91)	(91%)
2021 Compared to 2020
No asset impairment charges were recorded in 2021. During 2020, we recorded $8 million of non-cash impairment charges, including $6 million related to our Asia Pacific inventory as a result of the COVID-19 pandemic and $2 million of impairment charges for property and equipment.
Cost Reimbursements

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Cost reimbursements	$1,202	$1,124	$1,136	$78	7%	$(12)	(1%)

Gains and Other Income

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Gains and other income, net	$1	$12	$28	$(11)	(96%)	$(16)	(56%)
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
Other

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Other	$2	$—	$1	$2	NM	$(1)	NM
2021 Compared to 2020
In 2021, we incurred $2 million of transaction costs associated with our capital efficient inventory arrangements.
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

	Fiscal Years
($ in millions)	2021	2020	2019
REVENUES
Management and exchange	$233	$211	$298
Rental	40	37	61
Financing	—	2	4
Cost reimbursements	47	59	91
TOTAL REVENUES	320	309	454
EXPENSES
Marketing and sales	—	—	53
Management and exchange	131	122	101
Rental	—	11	28
Financing	—	1	2
Depreciation and amortization	48	32	47
Restructuring	1	4	—
Impairment	—	92	—
Cost reimbursements	47	59	91
TOTAL EXPENSES	227	321	322
Losses and other expense, net	—	(2)	(3)
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$93	$(14)	$129

Management and Exchange Profit

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Management and exchange revenue	$233	$211	$298	$22	11%	$(87)	(29%)
Management and exchange expense	(131)	(122)	(101)	(9)	(7%)	(21)	(21%)
Management and exchange profit	$102	$89	$197	$13	17%	$(108)	(55%)
Management and exchange profit margin	43.8%	41.6%	65.9%	2.2 pts		(24.3 pts)
2021 Compared to 2020
The increase in management and exchange revenue and profit reflected higher management fees and exchange revenue due to the continued ramp-up of the business following the initial impact of the COVID-19 pandemic which commenced late in the prior year first quarter. These increases were partially offset by lower membership revenue as a result of lower renewal activity, driven by a 15% decline in active members in 2021. The decline in active members was primarily due to the non-renewal of one of Interval International’s corporate customers which the Company announced in February 2021. Average exchange fee increased nearly 4% over 2020. On January 1, 2022, we added affiliations with Disney Vacation Club, Welk Resorts, and El Cid to our Interval International exchange network, which resulted in over 300,000 new members.
Rental Revenues, Expenses and Margin

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Rental revenues	$40	$37	$61	$3	10%	$(24)	(40%)
Rental expenses	—	(11)	(28)	11	100%	17	62%
Rental profit	$40	$26	$33	$14	54%	$(7)	(22%)
Rental profit margin	100.0%	71.3%	54.6%	28.7 pts		16.7 pts
2021 Compared to 2020
The increase in rental profit reflected a 39% increase in Getaway program transactions and a 9% increase in average fee, reflecting customers’ desire to travel and pent up-demand due to COVID-19-related restrictions. Late in the first quarter of 2021, we introduced Getaway rentals of less than seven nights, providing members more opportunities to use their membership in ways that better fit their lifestyles.
Depreciation and Amortization

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Depreciation and amortization	$48	$32	$47	$16	50%	$(15)	51%
2021 Compared to 2020
The increase in depreciation and amortization expense in 2021 relates to a true-up made to accelerate depreciation on a technology asset.
Restructuring

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Restructuring	$1	$4	$—	$(3)	NM	$4	—%
2021 Compared to 2020
During 2020, we incurred $4 million in restructuring costs primarily related to a workforce reduction plan that we adopted as a result of the COVID-19 pandemic. During 2021, we incurred $1 million of additional restructuring costs related to this plan. Given the continued ramp-up in the business, we do not currently expect any further workforce reductions.

Impairment

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Impairment	$—	$92	$—	$(92)	NM	$92	—%
2021 Compared to 2020
No asset impairment charges were recorded in 2021. In 2020, we recorded a non-cash impairment charge of $92 million primarily related to a decrease in the fair value of goodwill and certain trademarks resulting from the impact of the COVID-19 pandemic.
Losses and Other Expense

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Losses and other expense, net	$—	$(2)	$(3)	$2	93%	$1	11%
2021 Compared to 2020
No losses and other expense were recorded for 2021. We recorded $2 million of net losses and other expense in 2020, including a $5 million loss related to the disposition of a previously consolidated subsidiary, partially offset by $3 million of gains and other income from other insurance proceeds.
CORPORATE AND OTHER
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Fiscal Years
($ in millions)	2021	2020	2019
REVENUES
Resort management and other services	$152	$188	$163
Cost reimbursements	(121)	(141)	(119)
TOTAL REVENUES	31	47	44
EXPENSES
Resort management and other services	190	217	217
Rental	(50)	(53)	(61)
General and administrative	227	154	248
Depreciation and amortization	9	12	26
Litigation charges	1	—	1
Restructuring	(1)	6	—
Impairment	3	—	—
Cost reimbursements	(121)	(141)	(119)
TOTAL EXPENSES	258	195	312
Losses and other expense, net	(52)	(36)	(9)
Interest expense	(164)	(150)	(132)
Transaction and integration costs	(108)	(63)	(118)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(551)	(397)	(527)
(Provision for) benefit from income taxes	(74)	84	(83)
Net income attributable to noncontrolling interests	(4)	(19)	(4)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(629)	$(332)	$(614)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance, which represents the portion related to third-party VOI owners.

	Fiscal Years
($ in millions)	2021	2020	2019
REVENUES
Resort management and other services	$152	$188	$163
Cost reimbursements	(121)	(141)	(119)
TOTAL REVENUES	31	47	44
EXPENSES
Resort management and other services	190	217	217
Rental	(50)	(53)	(61)
Cost reimbursements	(121)	(141)	(119)
TOTAL EXPENSES	19	23	37
Gains and other income, net	(4)	—	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	8	24	7
Provision for income taxes	(1)	—	—
Net income attributable to noncontrolling interests	(4)	(19)	(4)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3	$5	$3
Pursuant to a change in control of certain Consolidated Property Owners’ Associations, we recorded a non-cash loss of $1 million in (Losses) gains and other (expense) income, net on our Income Statement for 2021, resulting from the deconsolidation of 13 owners’ associations. We continue to act as manager for these owners’ associations pursuant to existing management contracts and retain membership interests via our ownership of vacation ownership interests.
General and Administrative

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
General and administrative	$227	$154	$248	$73	48%	$(94)	(38%)
2021 Compared to 2020
General and administrative expenses increased $73 million due to $27 million of higher salary and wages costs as the prior year benefited from savings related to the furlough, reduced work week and workforce reduction programs implemented in response to the impact of the COVID-19 pandemic, $41 million related to higher bonus expense, and $11 million decrease in credits related to incentives under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for companies who continued paying associates' benefit costs while they were not working as a result of the COVID-19 pandemic. These increases were partially offset by $4 million of lower costs as the prior year period included an accrual for health and welfare costs for furloughed associates and $2 million of lower net overall spending across the business, including technology, travel, rent, training, and other expenses.
Depreciation and Amortization

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Depreciation and amortization	$9	$12	$26	$(3)	(29%)	$(14)	(53%)
Restructuring

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Restructuring	$(1)	$6	$—	$(7)	NM	$6	NM

2021 Compared to 2020
During 2020, we incurred $6 million of restructuring costs related to a work-force reduction plan that we adopted as a result of the COVID-19 pandemic. During 2021, we trued up this restructuring accrual based upon changes to the initial plan. Given the continued ramp-up in the business, we do not currently expect any further workforce reductions.
Impairment

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Impairment	$3	$—	$—	$3	NM	$—	NM
2021 Compared to 2020
During 2021, we recorded a net $3 million non-cash impairment charge related to an equity method investment. No impairment charges were recorded for 2020.
Losses and Other Expense

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Losses and other expense, net	$(52)	$(36)	$(9)	$(16)	(43%)	$(27)	NM
2021
We recorded $52 million of net losses and other expense, including $55 million related to the early redemption of our 2026 Notes (as defined below) and a portion of our 2025 Notes (as defined below), offset partially by $7 million related to a true-up of a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the (Provision for) benefit from income taxes line).
2020
We recorded $36 million of net losses and other expense, including $32 million for the true-up to an indemnification receivable from Marriott International as a result of a settlement of an indemnified liability with a taxing authority (the true-up to the offsetting accrual is included in the (Provision for) benefit from income taxes line), and $12 million related to foreign currency translation, partially offset by $6 million of other income related to an indemnification from Marriott International for VAT penalties and interest and $2 million of miscellaneous net gains and other income.
Interest Expense

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Interest expense	$(164)	$(150)	$(132)	$(14)	(9%)	$(18)	(14%)
2021 Compared to 2020
Interest expense increased $14 million, including $24 million of higher interest expense associated with the convertible notes issued in the first quarter of 2021, $12 million of higher interest expense associated with the senior notes issued in the second quarter of 2021, and $8 million of higher expense associated with the senior notes issued in the second quarter of 2020. These increases were partially offset by a $21 million decline associated with the payoff of senior notes in the third quarter of 2021, $5 million associated with less drawn on the Warehouse Credit Facility and Revolving Corporate Credit Facility, and a $4 million decline associated with the Term Loan due to a partial pay-down in 2021.
Transaction and Integration Costs

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
Transaction and integration costs	$(108)	$(63)	$(118)	$(45)	(72%)	$55	47%
2021 Compared to 2020
We incurred $108 million of Transaction and integration costs for 2021, including $93 million of ILG Acquisition and integration related costs and $16 million of Welk Acquisition related costs. All of the $63 million of Transaction and integration costs incurred during 2020 related to the ILG acquisition.

Income Tax

	Fiscal Years			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	Change		Change
(Provision for) benefit from income taxes	$(74)	$84	$(83)	$(158)	(188%)	$167	201%
2021 Compared to 2020
The change in the (Provision for) benefit from income taxes is predominately attributable to an increase in pre-tax income and an increase in the reserve for unrecognized tax benefits for fiscal year 2021.
Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand ($342 million at the end of 2021), cash generated from operations, our ability to raise capital through securitizations in the ABS market, our ability to issue new, and refinance existing, debt, and, to the extent necessary, funds available under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements and return capital to shareholders.
During 2021, we received proceeds from debt of $1,111 million, and redeemed or repaid $1,339 million of debt, which is discussed further in the “Cash from Financing Activities” section below, and also in Footnote 16 “Debt” to our Financial Statements. At December 31, 2021, we had $4.7 billion of total gross debt outstanding, which included $1.9 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $1.1 billion of senior notes, $0.8 billion of convertible notes, $0.8 billion of debt under our Corporate Credit Facility, and $83 million related to finance lease obligations.
On April 1, 2021, we completed the Welk Acquisition for consideration of $405 million, including the issuance of approximately 1.4 million shares of our common stock. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for additional information regarding the Welk Acquisition.
At the end of 2021, we had $710 million of completed real estate inventory on hand. In addition, we had $460 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and available for sale as vacation ownership products.
Our vacation ownership product offerings allow us to utilize our real estate inventory efficiently. The majority of our sales are of points-based products, which permits us to sell vacation ownership products at most of our sales locations, including those where little or no site specific inventory remains available for sale. Because we no longer need specific resort-based inventory at each sales location, we need to have only a few resorts under development at any given time and can leverage successful sales locations at completed resorts. This allows us to maintain long-term sales locations and reduces the need to develop and staff on-site sales locations at smaller projects in the future. We believe our points-based programs enable us to closely align the timing of our real estate inventory acquisitions with the pace of sales of vacation ownership products.
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
Our material cash requirements from known contractual or other obligations were $6 billion as of December 31, 2021, of which we expect $850 million to be payable within the next twelve months. These obligations primarily relate to our debt. Please see “Material Cash Requirements” below for additional information.

The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Fiscal Years
($ in millions)	2021	2020	2019
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$343	$299	$382
Investing activities	(213)	(32)	37
Financing activities	(317)	23	(331)
Effect of change in exchange rates on cash, cash equivalents, and restricted cash	(2)	1	(1)
Net change in cash, cash equivalents, and restricted cash	$(189)	$291	$87
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
We minimize our working capital needs through cash management, strict credit-granting policies and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to owners’ associations and certain annual compensation-related outflows. In addition, our cash from operations varies due to the timing of our owners’ repayment of vacation ownership notes receivable, the closing or recording of sales contracts for vacation ownership products, financing propensity and cash outlays for inventory acquisition and development.
In 2021, we generated $343 million of cash flows from operating activities compared to $299 million in 2020. Excluding the impact of changes in net income and adjustments for non-cash items, the change in cash flows from operations increased as a result of higher operational expense accruals, higher sales and rentals deposits due to the continued ramp-up of the business, and higher collections of vacation ownership notes receivable, partially offset by higher inventory spending and severance and benefit payments.
In addition to net income (loss) and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending (In Excess of) Less Than Cost of Sales

	Fiscal Years
($ in millions)	2021	2020	2019
Inventory spending	$(153)	$(98)	$(228)
Purchase of vacation ownership units for future transfer to inventory	(98)	(61)	(20)
Inventory costs	212	117	292
Inventory spending (in excess of) less than cost of sales	$(39)	$(42)	$44
We measure our real estate inventory capital efficiency by comparing the cash outflow for real estate inventory spending (a cash item) to the amount of real estate inventory costs charged to expense on our Income Statements related to sale of vacation ownership products (a non-cash item). Given the significant level of completed real estate inventory on hand, as well as the capital efficiency resulting from our points programs and capital efficient transactions, our spending for real estate inventory was below the amount of real estate inventory costs in 2019. In 2020 and 2021, however, while our spending for real estate inventory remained lower than pre-pandemic levels, given the slowdown in sales pace as a result of the COVID-19 pandemic, inventory spending exceeded inventory costs for both years due to commitments under capital efficient inventory acquisition arrangements that were entered into prior to the onset of the COVID-19 pandemic. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for additional information regarding the acquisitions of inventory.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory, we expect to be able to stabilize the future cost of vacation ownership products.

Vacation Ownership Notes Receivable Collections (Less Than) In Excess of Originations

	Fiscal Years
($ in millions)	2021	2020	2019
Vacation ownership notes receivable collections — non-securitized	$129	$217	$61
Vacation ownership notes receivable collections — securitized	557	403	432
Vacation ownership notes receivable originations	(750)	(377)	(817)
Vacation ownership notes receivable collections (less than) in excess of originations	$(64)	$243	$(324)
Vacation ownership notes receivable collections include principal from non-securitized and securitized vacation ownership notes receivable. Vacation ownership notes receivable collections increased in 2021 compared to 2020 due to payment deferral programs offered in 2020 to assist owners experiencing financial hardship as a result of the the COVID-19 pandemic. Vacation ownership notes receivable originations increased due to higher sales and a moderate increase in financing propensity to 53% in 2021 from 51% in 2020.
Vacation ownership notes receivable collections increased in 2020 compared to 2019 due to a higher portfolio of outstanding vacation ownership notes receivable at the beginning of 2020. Vacation ownership notes receivable originations in 2020 decreased due to lower sales due to the COVID-19 pandemic and a lower financing propensity. Financing propensity declined to 51% in 2020 from 63% in 2019 as a result of the various sales programs that we offered to incentivize cash purchases over financed purchases during 2020, in response to the COVID-19 pandemic.
Cash from Investing Activities

	Fiscal Years
($ in millions)	2021	2020	2019
Acquisition of a business, net of cash and restricted cash acquired	$(157)	$—	$—
Proceeds from collection of notes receivable	—	—	38
Capital expenditures for property and equipment (excluding inventory)	(47)	(41)	(46)
Purchase of company owned life insurance	(14)	(6)	(6)
Dispositions, net	3	15	51
Other, net	2	—	—
Net cash, cash equivalents, and restricted cash (used in) provided by investing activities	$(213)	$(32)	$37
Acquisition of a Business, Net of Cash and Restricted Cash Acquired
Net cash outflows of $157 million in 2021 were due to the Welk Acquisition. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for additional information.
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
Dispositions, net
Dispositions of $3 million during 2021 included dispositions of excess land parcels in the Bahamas and St. Thomas, USVI. Dispositions of $15 million during 2020 related to the disposition of excess land parcels in Orlando, Florida and

Steamboat Springs, Colorado as part of our strategic decision to reduce holdings in markets where we have excess supply. Dispositions of $51 million during 2019 related to our dispositions of excess land parcels in Cancun, Mexico and Avon, Colorado as part of our strategic decision to reduce holdings in markets where we have excess supply. See additional information on these dispositions in Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for additional information.
Cash from Financing Activities

	Fiscal Years
($ in millions)	2021	2020	2019
Borrowings from securitization transactions	$957	$690	$1,026
Repayment of debt related to securitization transactions	(868)	(960)	(880)
Proceeds from debt	1,111	1,166	935
Repayments of debt	(1,339)	(705)	(820)
Finance lease payment	(5)	(11)	(12)
Purchase of convertible note hedges	(100)	—	—
Proceeds from issuance of warrants	70	—	—
Payment of debt issuance costs	(22)	(14)	(20)
Repurchase of common stock	(78)	(82)	(465)
Payment of dividends	(23)	(45)	(81)
Payment of withholding taxes on vesting of restricted stock units	(20)	(16)	(15)
Other, net	—	—	1
Net cash, cash equivalents, and restricted cash (used in) provided by financing activities	$(317)	$23	$(331)
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
During the second quarter of 2021, we completed the securitization of a pool of $434 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $425 million in vacation ownership loan backed notes from MVW 2021-1W LLC (the “2021-1W LLC”). Of the $425 million in proceeds from the transaction, $8 million was used to pay transaction expenses and fund required reserves, and the remainder is being used for general corporate purposes. In connection with the 2021-1W securitization, we redeemed certain remaining vacation ownership notes receivable securitizations from 2014 and 2015, as well as certain vacation ownership notes receivable securitizations acquired as part of the Welk Acquisition.
During the fourth quarter of 2021, we completed the securitization of a pool of $434 million of vacation ownership notes receivable. Approximately $376 million of the vacation ownership notes receivable were purchased by the MVW 2021-2 LLC (the “2021-2 LLC”) during the fourth quarter of 2021, and as of December 31, 2021, the 2021-2 LLC held $57 million of the proceeds, which was released as the remaining vacation ownership notes receivable were purchased subsequent to December 31, 2021. In connection with the securitization during the fourth quarter of 2021, investors purchased in a private placement $425 million in vacation ownership loan backed notes from the 2021-2 LLC. Of the $425 million in proceeds from the transaction, approximately $107 million was used to repay all outstanding amounts previously drawn under our Warehouse Credit Facility, approximately $8 million was used to pay transaction expenses and fund required reserves, and the remainder is being used for general corporate purposes.
During the fourth quarter of 2021, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $126 million. The average advance rate was 85%, which resulted in total gross proceeds of $107 million. Total net proceeds were $106 million due to the funding of reserve accounts of $1 million.
As of December 31, 2021, $113 million of gross vacation ownership notes receivable were eligible for securitization.

Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
During 2021, we repaid $100 million of the amount outstanding under the Term Loan, which is part of our Corporate Credit Facility. Additionally, during 2021, we borrowed $50 million and repaid $50 million under our Revolving Corporate Credit Facility, which is also part of our Corporate Credit Facility, and had no amounts outstanding under the Revolving Corporate Credit Facility as of December 31, 2021.
During 2020, we borrowed $666 million under our Revolving Corporate Credit Facility, which is part of our Corporate Credit Facility, to facilitate the funding of our short-term working capital needs and to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 pandemic. During 2020, we repaid $696 million under the Revolving Corporate Credit Facility and no amounts were outstanding as of December 31, 2020. Additionally, during 2020, we repaid $9 million of the amount outstanding under the Term Loan.
During 2019, we borrowed $585 million under our Revolving Corporate Credit Facility to facilitate the funding of our short-term working capital needs, of which $554 million was repaid during 2019. Also during 2019, we repaid $7 million of the amount outstanding under the Term Loan.
See Footnote 16 “Debt” to our Financial Statements for additional information regarding our Corporate Credit Facility.
Proceeds from / Repayments of Senior Notes
The following activity related to our senior notes occurred during 2021, as further discussed in Footnote 16 “Debt” to our Financial Statements.
•We issued $500 million in aggregate principal amount of 4.500% Senior Unsecured Notes due 2029 (the “2029 Notes”) and used the proceeds to redeem a portion of the 2026 Notes and pay transaction expenses and fees in connection with the transaction.
•We redeemed, prior to maturity, all of the $750 million aggregate principal amount of 6.500% Senior Unsecured Notes due 2026 issued in the third quarter of 2018 (the “2026 Notes”) pursuant to the terms of the indenture governing the 2026 Notes. In connection with the redemption of the 2026 Notes, we incurred charges of $36 million, including a redemption premium and the write-off of unamortized debt issuance costs, which was recorded in (Losses) gains and other (expense) income, net line on our Income Statement for the year ended December 31, 2021.
•We redeemed, prior to maturity, $250 million of the $500 million aggregate principal amount of 6.125% Senior Secured Notes due 2025 issued in the second quarter of 2020 (the “2025 Notes”) pursuant to the terms of the indenture governing the 2025 Notes. In connection with this redemption, we incurred charges of $19 million, including a redemption premium and the write-off of unamortized debt issuance costs, which was recorded in (Losses) gains and other (expense) income, net line on our Income Statement for the year ended December 31, 2021.
During the second quarter of 2020, we issued $500 million in aggregate principal amount of the 2025 Notes. After deducting offering expenses and the underwriting discount, we received net proceeds of approximately $493 million from the offering of the 2025 Notes, which we used to repay all amounts outstanding at that time on our Revolving Corporate Credit Facility.
During 2019, we issued $350 million in aggregate principal amount of 4.750% Senior Unsecured Notes due 2028 (“the 2028 Notes”). The net proceeds from the 2028 Notes were used (i) to redeem all of the outstanding 5.625% Senior Unsecured Notes due 2023 assumed in connection with the ILG Acquisition (the “IAC Notes”), (ii) to redeem all of the outstanding 5.625% Senior Unsecured Notes due 2023 offered in exchange for the IAC Notes during the third quarter of 2018 (the “Exchange Notes”), (iii) to repay a portion of the then outstanding borrowings under our Revolving Corporate Credit Facility, (iv) to pay transaction expenses and fees in connection with each of the foregoing and (v) for general corporate purposes.
Repayments of Non-interest Bearing Note Payable
During 2019, we paid the last installment of $31 million on a non-interest bearing note payable related to the acquisition of 112 completed vacation ownership units located on the Big Island of Hawaii in 2017.
Debt Issuance Costs
In 2021, we incurred $22 million of debt issuance costs, which included $11 million associated with vacation ownership notes receivable securitizations, $7 million associated with the issuance of senior notes, $2 million associated with an amendment of the Warehouse Credit Facility, $1 million associated with the issuance of convertible senior notes, and $1 million associated with the amendment of a waiver (“the Waiver”) to the agreement that governs our Corporate Credit Facility, which, among other things, suspended the requirement to comply with the leverage covenant in the Revolving Corporate Credit Facility, commencing with the fiscal quarter ending June 30, 2020.
In 2020, we incurred $14 million of debt issuance costs, which included $7 million associated with the issuance of senior notes, $5 million associated with a vacation ownership notes receivable securitization, $1 million associated with an amendment and extension of the Warehouse Credit Facility, and $1 million related to the Waiver.
In 2019, we incurred $20 million of debt issuance costs, which included $12 million associated with vacation ownership notes receivable securitizations, $5 million associated with the issuance of senior notes, $2 million associated with an amendment and extension of the Warehouse Credit Facility, and $1 million related to the Waiver.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2020	17,188,885	$1,340	$77.95
For the year ended December 31, 2021	492,510	78	157.77
As of December 31, 2021	17,681,395	$1,418	$80.17
See Footnote 17 “Shareholders' Equity” to our Financial Statements for further information related to our share repurchase program, including the additional share repurchase authorization approved by our Board of Directors subsequent to the end of 2021.
Payment of Dividends to Common Shareholders
We distributed cash dividends to holders of common stock for the year ended December 31, 2021 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
September 10, 2021	September 23, 2021	October 7, 2021	$0.54
On December 9, 2021, our Board of Directors declared a quarterly dividend of $0.54 per share that was paid subsequent to the end of 2021, on January 6, 2022, to shareholders of record as of December 23, 2021. On February 18, 2022 subsequent to the end of 2021, our Board of Directors declared a quarterly dividend of $0.62 per share to be paid on March 17, 2022 to shareholders of record as of March 3, 2022.
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

Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of December 31, 2021:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt(1)	$3,082	$311	$139	$1,704	$928
Securitized debt(1) (2)	2,094	233	461	444	956
Purchase obligations(3)	379	250	92	37	—
Operating lease obligations	127	25	43	34	25
Finance lease obligations(4)	283	7	9	8	259
Other long-term obligations(5)	34	24	6	3	1
	$5,999	$850	$750	$2,230	$2,169
_________________________
(1)Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.
(2)Payments based on estimated timing of cash flow associated with securitized notes receivable.
(3)Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected herein represent expected funding under such contracts. Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(4)Includes interest.
(5)Primarily relates to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits and other commitments.
In the normal course of our resort management business, we enter into purchase commitments on behalf of owners’ associations to manage the daily operating needs of our resorts. Since we are reimbursed for these commitments from the cash flows of the resorts, these obligations have minimal impact on our net income and cash flow.
Leases That Have Not Yet Commenced
During the first quarter of 2020, we entered into a finance lease arrangement, that was amended in 2021, for a new corporate office building in Orlando, Florida. The new Orlando corporate office building is currently expected to be completed in 2023, at which time the lease term will commence and a right-of-use asset and corresponding liability will be recorded on our balance sheet. The initial lease term is approximately 16 years with total lease payments of $137 million for the aforementioned period. See Footnote 14 “Leases” to our Financial Statements for additional information on this lease, including additional arrangements made as a result of the COVID-19 pandemic.
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
The following tables present consolidating financial information as of December 31, 2021, and for the fiscal year ended December 31, 2021, for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW, and MVW on a consolidated basis.

Condensed Consolidating Balance Sheet

	As of December 31, 2021
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$126	$77	$139	$—	$342
Restricted cash	—	18	94	349	—	461
Accounts receivable, net	14	49	172	119	(75)	279
Vacation ownership notes receivable, net	—	127	203	1,715	—	2,045
Inventory	—	244	381	94	—	719
Property and equipment, net	—	200	644	292	—	1,136
Goodwill	—	—	2,841	309	—	3,150
Intangibles, net	—	—	840	153	—	993
Investments in subsidiaries	3,645	4,371	—	—	(8,016)	—
Other	76	108	211	107	(14)	488
Total assets	$3,735	$5,243	$5,463	$3,277	$(8,105)	$9,613

Accounts payable	$63	$22	$121	$59	$—	$265
Advance deposits	—	69	70	21	—	160
Accrued liabilities	12	151	145	114	(77)	345
Deferred revenue	—	11	151	291	—	453
Payroll and benefits liability	—	102	72	27	—	201
Deferred compensation liability	—	114	25	3	—	142
Securitized debt, net	—	—	—	1,877	(21)	1,856
Debt, net	684	1,870	76	1	—	2,631
Other	—	19	172	33	—	224
Deferred taxes	—	91	250	—	9	350
MVW shareholders' equity	2,976	2,794	4,381	841	(8,016)	2,976
Noncontrolling interests	—	—	—	10	—	10
Total liabilities and equity	$3,735	$5,243	$5,463	$3,277	$(8,105)	$9,613
Condensed Consolidating Statement of Income

	2021
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$673	$2,435	$881	$(99)	$3,890
Expenses	(37)	(925)	(2,172)	(728)	99	(3,763)
Benefit from (provision for) income taxes	12	70	(99)	(57)	—	(74)
Equity in net income (loss) of subsidiaries	74	251	—	—	(325)	—
Net income (loss)	49	69	164	96	(325)	53
Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to common shareholders	$49	$69	$164	$92	$(325)	$49
Recent Accounting Pronouncements
See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for information regarding accounting standards adopted in 2021 and other new accounting standards that were issued but not effective as of December 31, 2021.

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
See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for further information related to our critical accounting policies and estimates, which are as follows:
•Revenue recognition, including how we recognize revenue under Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) for the sale of vacation ownership products, including our estimates of variable consideration. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analyses, which rely on historical payment data by customer class. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on originated vacation ownership notes receivable and can increase or decrease revenue. Revenues were reduced during 2021 by $9 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods. See Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements for further information on our assessments of our vacation ownership notes receivable reserve, including factors attributable to the COVID-19 pandemic.
•Purchase price allocations of business combinations, which is also discussed in Footnote 3 “Acquisitions and Dispositions” to our Financial Statements. Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. On April 1, 2021, we acquired Welk (see Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for further information).
•Inventories and cost of vacation ownership products, which requires estimation of future revenues, including incremental revenues from future price increases or from the sale of reacquired inventory resulting from defaulted vacation ownership notes receivable, and development costs to apply a relative sales value method specific to the vacation ownership industry and how we evaluate the fair value of our vacation ownership inventory. For each vacation ownership product, we expense real estate inventory costs in the same proportion as we recognize the revenue. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or inventory costs for the project in a period, a non-cash adjustment is recorded on our income statements to true-up costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-up activity, can have a positive or negative impact on our income statements. During 2021, we recorded a change in estimate of $5 million as an increase to development profit.
•Valuation of goodwill and intangible assets, including how we evaluate the fair value of intangible assets and reporting units, and when we record an impairment loss on intangible assets or goodwill. During the 2021 fourth quarter, we conducted our annual goodwill impairment test and no impairment charges were recorded. The estimated fair values of all our reporting units significantly exceeded their carrying values at the date of their most recent estimated fair value determination. During 2021, we evaluated our intangibles for impairment and did not record any impairment charges.
•Accounting for acquired vacation ownership notes receivable, where estimates of future cash flows are based largely on the customer class and the results of our static pool analysis. In addition, the valuation of acquired vacation ownership notes receivable includes a material estimate of the fair value of the underlying collateral which would be retained in the event of customer default. See further discussion included in Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements.
•Loss contingencies, including information on how we account for loss contingencies. Accruals for contingent liabilities are recorded when it is probable that a liability has been incurred, or an asset impaired, and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical litigation and settlement experience, recommendations of legal counsel and, if applicable, other experts. We utilize in-house legal experts to develop estimates of our legal obligations. These estimates are supplemented, as needed, by third-party specialists to analyze our most complex contingent liabilities.
•Income taxes, including information on how we determine our current year amounts payable or refundable, as well as our estimate of deferred tax assets and liabilities. We record our global tax provision based on the respective tax rules and regulations for the jurisdictions in which we operate. Where we believe that a tax position is supportable for income tax purposes, the item is included in our income tax returns. The accounting guidance related to uncertain tax positions requires an evaluation process for all tax positions taken that involves a review of probability for sustaining a tax position. Where treatment of a position is uncertain, liabilities are recorded based upon our evaluation of the “more likely than not” outcome considering technical merits of the position based on specific tax regulations and facts of each matter. Changes to recorded liabilities are only made when an identifiable event occurs that changes the likely outcome, such as settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or recent court cases that are relevant to the matter.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies.
We provide for income taxes on a quarterly basis based on an estimated annual tax rate. In determining this rate, we make estimates about taxable income for each of our largest locations worldwide, as well as the tax rate that will be in effect for each location. To the extent these estimates change during the year, or actual results differ from these estimates, our estimated annual tax rate may change between quarterly periods and may differ from the actual effective tax rate for the year. While we believe that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.

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
The following table sets forth the scheduled maturities and the total fair value as of year-end 2021 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		2022	2023	2024	2025	2026	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	13.0%	$50	$30	$30	$30	$31	$212	$383	$390
Vacation ownership notes receivable — securitized	13.1%	$177	$181	$182	$181	$181	$760	$1,662	$1,712
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	2.3%	$(191)	$(196)	$(200)	$(199)	$(199)	$(892)	$(1,877)	$(1,900)
Senior notes
2025 Notes	6.1%	$—	$—	$—	$(250)	$—	$—	$(250)	$(261)
2028 Notes	4.8%	$—	$—	$—	$—	$—	$(350)	$(350)	$(362)
2029 Notes	4.5%	$—	$—	$—	$—	$—	$(500)	$(500)	$(505)
Term Loan	1.8%	$—	$—	$—	$(784)	$—	$—	$(784)	$(784)
2022 Convertible Notes	4.7%	$(230)	$—	$—	$—	$—	$—	$(230)	$(280)
2026 Convertible Notes	—%	$—	$—	$—	$—	$(575)	$—	$(575)	$(682)
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
In the second quarter of 2021, the Company completed its acquisition of Welk Hospitality Group, Inc. (“Welk”). The Company is in the process of evaluating Welk’s existing controls and procedures and integrating Welk into its internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded the business acquired from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The business that the Company acquired represented 9% of the Company’s total assets as of December 31, 2021, and 4% of the Company’s revenues and 11% of the Company’s income before income taxes and noncontrolling interests for the year ended December 31, 2021.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on Internal Control over Financial Reporting
We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Marriott Vacations Worldwide Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Welk Hospitality Group, Inc. (Welk), which is included in the 2021 consolidated financial statements of the Company and constituted 9% of total assets, as of December 31, 2021 and 4% and 11% of revenues and income before income taxes and noncontrolling interests, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Welk.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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

Cost of Vacation Ownership Products
Description of the Matter
The Company’s cost of vacation ownership products was $250 million for the year ended December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company accounts for the cost of vacation ownership products utilizing the relative sales value method in accordance with the authoritative guidance for accounting for real estate time-sharing transactions. Changes in estimates used in applying the relative sales value method are recognized in the period that the changes occur.

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

Cost of Vacation Ownership Products

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
To test the cost of vacation ownership products, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the estimates discussed above and testing the completeness and accuracy of the data used by the Company in the calculations. For example, we agreed inputs to the calculations to historical data and source documentation and evaluated the estimates used in the calculations, such as estimated future revenue from sale of vacation ownership products, utilizing historical operating results and relevant market information available. We involved real estate subject matter resources on our team because the application of the relative sales value method is unique to companies in the real estate time-sharing industry.

Valuation of Originated and Acquired Vacation Ownership Notes Receivable
Description of the Matter
As of December 31, 2021, the Company’s vacation ownership notes receivable was $2,045 million, of which $1,671 million related to originated vacation ownership notes receivable and $374 million related to acquired vacation ownership notes receivable. As discussed in Note 2 to the consolidated financial statements, for originated notes, the Company records the difference between the vacation ownership note receivable and variable consideration included in the transaction price for the sale of the related vacation ownership products as a reserve on the Company’s originated vacation ownership notes receivable. The Company’s acquired vacation ownership notes receivable are accounted for using the purchased credit deteriorated assets provision of the current expected credit loss model, whereby the Company estimates the reserve of its acquired vacation ownership receivables on a quarterly basis and any changes in the reserve are recorded as financing expense. The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of the Company’s static pool analyses and the estimates regarding future defaults.
Auditing the Company’s valuation of originated and acquired vacation ownership notes receivable was challenging because significant audit effort is required as the static pool analyses are complex and contain a significant volume of data. Furthermore, the valuation of originated and acquired vacation ownership notes receivable was sensitive to management’s assumptions regarding future default rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s vacation ownership notes receivable process. For example, we tested controls over management’s review of the static pool analyses, including the significant inputs to the analyses, and review of the assumption regarding future default rates.
To test the valuation of originated and acquired vacation ownership notes receivable, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the assumptions regarding future defaults as discussed above, and testing the completeness and accuracy of the static pool analyses, including the significant inputs to the analyses. For example, we agreed inputs to the static pool analyses to historical data and source documentation. We also compared the assumptions regarding future defaults to the Company’s historical and current default rates by customer class and performed a retrospective review of prior analyses. We involved real estate subject matter resources on our team because the static pool analyses are unique to companies in the real estate time-sharing industry.

Accounting for the Acquisition of Welk Hospitality Group, Inc.
Description of the Matter
As more fully described in Note 3, the Company completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) in April 2021 for $405 million. The acquisition was accounted for as a business combination, and as such, the Company measured the acquired assets and liabilities assumed at their acquisition-date fair values. The Company has finalized the valuations of the acquired assets and liabilities assumed, except for the valuation of certain property and equipment and evaluation of historical tax positions. Accordingly, these estimates are subject to change during the measurement period.
Auditing the Company’s accounting for the Welk acquisition was challenging due to a high degree of subjectivity and significant audit effort in evaluating the fair value of the intangible assets, inventory and vacation ownership notes receivable. The fair value of the intangible assets, inventory and vacation ownership notes receivable is sensitive to changes in significant assumptions, such as the discount rates for intangible assets and inventory, and the default rates for vacations ownership notes receivable.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the effectiveness of controls over the recognition and measurement of intangible assets, inventory and vacation ownership notes receivable, including the controls over the valuation methodologies, models and significant inputs and assumptions used in estimating the fair values.
To test the fair values of the intangible assets, inventory and vacation ownership notes receivable, we performed audit procedures that included, among others, evaluating the Company’s methodologies and related assumptions used as well as testing the completeness and accuracy of the underlying data supporting the fair values. For example, we compared the discount rates utilized for intangible assets and inventory to current industry, market and economic trends, and to assumptions used to value similar assets. For vacation ownership notes receivable, we compared the default rates to Welk’s historical and current default rates by customer class and tested the historical and current default rates by agreeing information to Welk’s historical data and source documentation. In addition, we involved valuation specialists to assist in the evaluation of the Company’s methodologies and significant assumptions used in estimating the fair values.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Orlando, Florida
March 1, 2022

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2021, 2020 and 2019
(In millions, except per share amounts)

	2021	2020	2019
REVENUES
Sale of vacation ownership products	$1,153	$546	$1,354
Management and exchange	855	755	949
Rental	486	276	573
Financing	268	267	275
Cost reimbursements	1,128	1,042	1,108
TOTAL REVENUES	3,890	2,886	4,259
EXPENSES
Cost of vacation ownership products	250	150	349
Marketing and sales	617	386	748
Management and exchange	521	475	547
Rental	344	321	357
Financing	88	107	91
General and administrative	227	154	248
Depreciation and amortization	146	123	141
Litigation charges	10	6	7
Restructuring	—	25	—
Royalty fee	106	95	106
Impairment	3	100	99
Cost reimbursements	1,128	1,042	1,108
TOTAL EXPENSES	3,440	2,984	3,801
(Losses) gains and other (expense) income, net	(51)	(26)	16
Interest expense	(164)	(150)	(132)
Transaction and integration costs	(110)	(66)	(118)
Other	2	—	1
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	127	(340)	225
(Provision for) benefit from income taxes	(74)	84	(83)
NET INCOME (LOSS)	53	(256)	142
Net income attributable to noncontrolling interests	(4)	(19)	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$49	$(275)	$138

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$1.15	$(6.65)	$3.13
Diluted	$1.13	$(6.65)	$3.09

CASH DIVIDENDS DECLARED PER SHARE	$1.08	$0.54	$1.89

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2021, 2020 and 2019
(In millions)

	2021	2020	2019
NET INCOME (LOSS)	$53	$(256)	$142

Foreign currency translation adjustments	11	6	(27)
Derivative instrument adjustment, net of tax	21	(18)	(15)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	32	(12)	(42)

Net income attributable to noncontrolling interests	(4)	(19)	(4)
Other comprehensive income attributable to noncontrolling interests	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4)	(19)	(4)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$81	$(287)	$96

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2021 and 2020
(In millions, except share and per share data)

	2021	2020
ASSETS
Cash and cash equivalents	$342	$524
Restricted cash (including $139 and $68 from VIEs, respectively)	461	468
Accounts receivable, net (including $12 and $11 from VIEs, respectively)	279	276
Vacation ownership notes receivable, net (including $1,662 and $1,493 from VIEs, respectively)	2,045	1,840
Inventory	719	759
Property and equipment, net	1,136	791
Goodwill	3,150	2,817
Intangibles, net	993	952
Other (including $76 and $54 from VIEs, respectively)	488	471
TOTAL ASSETS	$9,613	$8,898

LIABILITIES AND EQUITY
Accounts payable	$265	$209
Advance deposits	160	147
Accrued liabilities (including $2 and $1 from VIEs, respectively)	345	349
Deferred revenue	453	488
Payroll and benefits liability	201	157
Deferred compensation liability	142	127
Securitized debt, net (including $1,877 and $1,604 from VIEs, respectively)	1,856	1,588
Debt, net	2,631	2,680
Other	224	197
Deferred taxes	350	274
TOTAL LIABILITIES	6,627	6,216
Contingencies and Commitments (Note 13)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,519,049 and 75,279,061 shares issued, respectively	1	1
Treasury stock — at cost; 33,235,671 and 34,184,813 shares, respectively	(1,356)	(1,334)
Additional paid-in capital	4,072	3,760
Accumulated other comprehensive loss	(16)	(48)
Retained earnings	275	272
TOTAL MVW SHAREHOLDERS' EQUITY	2,976	2,651
Noncontrolling interests	10	31
TOTAL EQUITY	2,986	2,682
TOTAL LIABILITIES AND EQUITY	$9,613	$8,898
The abbreviation VIEs above means Variable Interest Entities.

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2021, 2020 and 2019
(In millions)

	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$53	$(256)	$142
Adjustments to reconcile net income (loss) to net cash, cash equivalents, and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	146	123	141
Amortization of debt discount and issuance costs	56	22	19
Vacation ownership notes receivable reserve	101	150	112
Share-based compensation	51	36	33
Impairment charges	3	100	99
Gain on disposal of property and equipment, net	—	(4)	(18)
Deferred income taxes	34	(38)	5
Net change in assets and liabilities, net of the effects of acquisition:
Accounts receivable	—	21	69
Vacation ownership notes receivable originations	(750)	(377)	(817)
Vacation ownership notes receivable collections	686	620	493
Inventory	61	18	65
Other assets	(46)	44	37
Accounts payable, advance deposits and accrued liabilities	42	(146)	17
Deferred revenue	88	59	10
Payroll and benefit liabilities	35	(29)	(25)
Deferred compensation liability	22	17	18
Other liabilities	27	—	23
Deconsolidation of certain Consolidated Property Owners' Associations	(168)	—	—
Purchase of vacation ownership units for future transfer to inventory	(98)	(61)	(20)
Other, net	—	—	(21)
Net cash, cash equivalents, and restricted cash provided by operating activities	343	299	382
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	(157)	—	—
Proceeds from collection of notes receivable	—	—	38
Capital expenditures for property and equipment (excluding inventory)	(47)	(41)	(46)
Purchase of company owned life insurance	(14)	(6)	(6)
Dispositions, net	3	15	51
Other, net	2	—	—
Net cash, cash equivalents, and restricted cash (used in) provided by investing activities	(213)	(32)	37

Continued
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years 2021, 2020 and 2019
(In millions)

	2021	2020	2019
FINANCING ACTIVITIES
Borrowings from securitization transactions	957	690	1,026
Repayment of debt related to securitization transactions	(868)	(960)	(880)
Proceeds from debt	1,111	1,166	935
Repayments of debt	(1,339)	(705)	(820)
Purchase of convertible note hedges	(100)	—	—
Proceeds from issuance of warrants	70	—	—
Payment of debt issuance costs	(22)	(14)	(20)
Finance lease payment	(5)	(11)	(12)
Repurchase of common stock	(78)	(82)	(465)
Payment of dividends	(23)	(45)	(81)
Payment of withholding taxes on vesting of restricted stock units	(20)	(16)	(15)
Other, net	—	—	1
Net cash, cash equivalents, and restricted cash (used in) provided by financing activities	(317)	23	(331)
Effect of changes in exchange rates on cash, cash equivalents, and restricted cash	(2)	1	(1)
Change in cash, cash equivalents, and restricted cash	(189)	291	87
Cash, cash equivalents, and restricted cash, beginning of year	992	701	614
Cash, cash equivalents, and restricted cash, end of year	$803	$992	$701

SUPPLEMENTAL DISCLOSURES
Dividends payable	$23	$—	$23
Non-cash issuance of treasury stock in connection with Welk Acquisition	248	—	—
Non-cash transfer from inventory to property and equipment	105	74	—
Non-cash transfer from property and equipment to inventory	2	—	71
Non-cash transfer from other assets to property and equipment	22	—	—
Non-cash issuance of treasury stock for employee stock purchase plan	3	2	2
Interest paid, net of amounts capitalized	184	176	167
Income taxes paid, net of refunds	(13)	(32)	53
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years 2021, 2020 and 2019
(In millions)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

57.6	BALANCE AT YEAR-END 2018	$1	$(790)	$3,721	$6	$523	$3,461	$5	$3,466
—	Impact of adoption of ASU 2016-02	—	—	—	—	(8)	(8)	—	(8)
57.6	OPENING BALANCE 2019	$1	$(790)	$3,721	$6	$515	$3,453	$5	$3,458
—	Net income	—	—	—	—	138	138	4	142
—	ILG Acquisition purchase accounting adjustment	—	—	—	—	—	—	3	3
—	Foreign currency translation adjustments	—	—	—	(27)	—	(27)	—	(27)
—	Derivative instrument adjustment	—	—	—	(15)	—	(15)	—	(15)
0.3	Amounts related to share-based compensation	—	—	16	—	—	16	—	16
—	Repurchase of common stock	—	(465)	—	—	—	(465)	—	(465)
—	Dividends	—	—	—	—	(84)	(84)	—	(84)
17.1	Tax restructuring transaction	—	—	—	—	—	—	—	—
—	Employee stock plan issuance	—	2	1	—	—	3	—	3
75.0	BALANCE AT YEAR-END 2019	$1	$(1,253)	$3,738	$(36)	$569	$3,019	$12	$3,031
—	Net (loss) income	—	—	—	—	(275)	(275)	19	(256)
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
—	Derivative instrument adjustment	—	—	—	(18)	—	(18)	—	(18)
0.3	Amounts related to share-based compensation	—	—	21	—	—	21	—	21
—	Repurchase of common stock	—	(82)	—	—	—	(82)	—	(82)
—	Dividends	—	—	—	—	(22)	(22)	—	(22)
—	Employee stock plan issuance	—	1	1	—	—	2	—	2
75.3	BALANCE AT YEAR-END 2020	$1	$(1,334)	$3,760	$(48)	$272	$2,651	$31	$2,682
—	Net income	—	—	—	—	49	49	4	53
—	Welk Acquisition	—	55	193	—	—	248	—	248
—	Foreign currency translation adjustments	—	—	—	11	—	11	—	11
—	Derivative instrument adjustment	—	—	—	21	—	21	—	21
0.2	Amounts related to share-based compensation	—	1	29	—	—	30	—	30
—	Equity component of convertible notes, net of issuance costs	—	—	117	—	—	117	—	117
—	Purchase of convertible note hedges	—	—	(100)	—	—	(100)	—	(100)
—	Issuance of warrants	—	—	70	—	—	70	—	70
—	Repurchase of common stock	—	(78)	—	—	—	(78)	—	(78)
—	Dividends	—	—	—	—	(46)	(46)	—	(46)
—	Employee stock plan issuance	—	—	3	—	—	3	—	3
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(25)	(25)
75.5	BALANCE AT YEAR-END 2021	$1	$(1,356)	$4,072	$(16)	$275	$2,976	$10	$2,986
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
The Financial Statements presented herein and discussed below include 100% of the assets, liabilities, revenues, expenses, and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities (“VIEs”) for which Marriott Vacations Worldwide is the primary beneficiary in accordance with consolidation accounting guidance. References in these Financial Statements to net income or loss attributable to common shareholders and MVW shareholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
Pursuant to a change in control of certain consolidated owners’ associations, we recorded a non-cash loss of $1 million in (Losses) gains and other (expense) income, net on our Income Statement for the year ended December 31, 2021, and deconsolidated $179 million of assets, inclusive of $168 million of restricted cash, and $155 million of liabilities, for a decrease in Noncontrolling interests of $25 million during 2021. See our Consolidated Statements of Shareholders’ Equity for further information. We continue to act as manager for these owners’ associations pursuant to existing management contracts and retain membership interests via our ownership of vacation ownership interests.
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainty created by the continuing COVID-19 pandemic (as defined below), and efforts to mitigate it, has made it more challenging to make these estimates. Accordingly, ultimate results could differ from these estimated amounts, and such differences may be material.
We have reclassified certain prior year amounts to conform with our current year presentation.
COVID-19 Pandemic and Restructuring Update
In early 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a global pandemic (“COVID-19,” “the COVID-19 pandemic,” “the pandemic,” or “the virus”). The COVID-19 pandemic caused significant disruptions in international and U.S. economies and markets, and has had an unprecedented impact on the travel and hospitality industries, as well as the Company. Our results of operations for fiscal year 2021 and 2020 reflect significantly adverse impacts related to the COVID-19 pandemic. At this time, our businesses continue to recover, and nearly all of our sales centers, resorts, and other properties have reopened, however the COVID-19 pandemic, and any recovery therefrom, continues to evolve and its further potential impacts on our business is the future remain uncertain. We continue to closely monitor and seek to actively manage the ongoing effects of the COVID-19 pandemic on our business and operations, and to adapt our operations. We recorded $25 million in Restructuring charges on our Income Statement for the year ended December 31, 2020, related to a workforce reduction plan that was adopted as a result of the COVID-19 pandemic. The balance in our restructuring reserve as of December 31, 2020 was $17 million and related solely to employee termination costs. During the year ended December 31, 2021, we recorded a true up of less than $1 million in Restructuring charges on our Income Statement, and our restructuring reserve balance was less than $1 million as of December 31, 2021.

Acquisition of Welk
On April 1, 2021 (the “Welk Acquisition Date”), we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. The Financial Statements in this report for fiscal year 2021 include Welk’s results of operations for the last three quarters of 2021, and reflect the financial position of our combined company at December 31, 2021. We refer to the business and brands that we acquired in the Welk Acquisition as “Legacy-Welk.” See Footnote 3 “Acquisitions and Dispositions” for more information on the Welk Acquisition.
Acquisition of ILG
On September 1, 2018 (the “ILG Acquisition Date”), we completed the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.”
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
Our assessment of collectability of the transaction price for sales of vacation ownership products is aligned with our credit granting policies for financed contracts. In determining the consideration to which we expect to be entitled for financed contracts, we include estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analyses, which rely on historical payment data by customer class as described in “Loan Loss Reserves” below. Variable consideration which has not been included within the transaction price is presented as a reserve on vacation ownership notes receivable. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on originated vacation ownership notes receivable and can increase or decrease revenue. Revenues were reduced during 2021 by $9 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods. See Footnote 6 “Vacation Ownership Notes Receivable” for information on increases to our vacation ownership notes receivable reserve attributable to the COVID-19 pandemic. In addition, we account for cash incentives provided to customers as a reduction of the transaction price. Refer to “Arrangements with Multiple Performance Obligations” below for a description of our methods of allocating transaction price to each performance obligation.

We evaluated our business practices, and the underlying risks and rewards associated with vacation ownership products and the respective timing that such risks and rewards are transferred to the customer in determining the point in time at which control of the vacation ownership product is transferred to the customer. Based upon the different terms of the contracts with the customer and business practices, we transfer control of the vacation ownership product at different times for our different businesses. We recognize revenue on the sale of Legacy-MVW and Legacy-Welk vacation ownership products at closing. We recognize revenue on the sale of Legacy-ILG vacation ownership products upon expiration of the rescission period.
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
Management Fee Revenues and Cost Reimbursements Revenues
We provide day-to-day-management services, including housekeeping services, operation of reservation systems, maintenance and certain accounting and administrative services for owners’ associations, condominium owners and hotels.
We generate revenue from fees we earn for managing vacation ownership resorts, clubs, owners’ associations, condominiums and hotels. In our Vacation Ownership segment, these fees are earned regardless of usage or occupancy and are typically based on either a percentage of the budgeted costs to operate the resorts or a fixed fee arrangement (“VO management fee revenues”). In our Exchange & Third-Party Management segment, we earn base management fees which are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various revenue sharing agreements based on stated formulas (“Base management fee revenues”) and incentive management fees, which are generally a percentage of either operating profits or improvement in operating profits (“Incentive management fees”). In addition, we receive reimbursement of costs incurred on behalf of our customers, which consist of actual expenses with no added margin (“cost reimbursements”). Vacation Ownership segment cost reimbursements revenues exclude amounts that we have paid to the owners’ associations related to maintenance fees for unsold vacation ownership products, as we have concluded that such payments are consideration payable to a customer.
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
Financing Revenues
We offer consumer financing as an option to qualifying customers purchasing vacation ownership products, which is collateralized by the underlying vacation ownership products. We recognize interest income on an accrual basis. The contractual terms of the financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the vacation ownership product being financed, which is generally ten to fifteen years. Generally, payments commence under the financing contracts 30 to 60 days after closing. We record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. We earn interest income from the financing arrangements on the principal balance outstanding over the life of the arrangement and record that interest income in Financing revenues on our Income Statements. See Footnote 6 “Vacation Ownership Notes Receivable” for additional information related to the accounting for our acquired vacation ownership notes receivable.
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
We receive payments for rentals primarily through credit card charges. We generally recognize rental revenues when occupancy has occurred, which is consistent with the period in which the customer benefits from such service. For certain rental revenues associated with our Exchange & Third-Party Management segment, revenue is recognized when confirmation of the transaction is provided as we concluded we are an agent for these transactions. We recognize rental revenue from the utilization of plus points issued in connection with the sale of vacation ownership products, as described in “Sale of Vacation Ownership Products” above, when occupancy has occurred.
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
Receivables, Contract Assets & Contract Liabilities
As discussed above, the payment terms and conditions in our customer contracts vary. In some cases, customers prepay for their goods and services; in other cases, after appropriate credit evaluations, payment is due in arrears. When the timing of our delivery of goods and services is different from the timing of the payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance or when we have a right to consideration that is unconditional before the transfer of goods or services to a customer). Receivables are recorded when the right to consideration becomes unconditional. Contract liabilities are recognized as revenue as (or when) we perform under the contract. See Footnote 4 “Revenue and Receivables” for additional information related to our receivables, contract assets and contract liabilities.
Costs Incurred to Sell Vacation Ownership Products
We charge marketing and sales costs we incur to sell vacation ownership products to expense when incurred.
Earnings or Loss Per Share Attributable to Common Shareholders
Basic earnings or loss per share attributable to common shareholders is calculated by dividing the earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per share attributable to common shareholders by application of the treasury stock method. Any potentially dilutive equity-based compensation awards are excluded from the calculation for periods when there is a net loss attributable to common shareholders to avoid anti-dilutive effects.
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
Restricted Cash
Restricted cash primarily consists of cash restricted for use by consolidated owners’ associations which is designated for resort operations and other specific uses, such as reserves, cash held in a reserve account related to vacation ownership notes receivable securitizations, cash collected for maintenance fees to be remitted to owners’ associations, and deposits received and held in escrow, primarily associated with the sale of vacation ownership products.

Accounts Receivable
Accounts receivable are stated at amounts due from customers, principally resort developers, members and managed properties, net of a reserve for credit losses. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our credit loss reserve for accounts receivable by considering a number of factors, including previous loss history, our judgment as to the specific customer’s current ability to pay its obligation and the condition of the general economy. We write off accounts receivable when they become uncollectible once we have exhausted all means of collection. Accounts receivable is presented net of a reserve for credit losses of $14 million and $15 million at December 31, 2021 and December 31, 2020, respectively. Accounts receivable also includes interest receivable on vacation ownership notes receivable. Write-offs of interest receivable are recorded as a reversal of previously recorded interest income.
Acquired Vacation Ownership Notes Receivable Reserve for Credit Losses
As part of the ILG Acquisition, we acquired existing portfolios of vacation ownership notes receivable. At acquisition, we recorded these vacation ownership notes receivable at fair value. Upon adoption of ASU 2016-13 (as defined below) on January 1, 2020, we account for these acquired vacation ownership notes receivable using the purchased credit deteriorated assets provision of the current expected credit loss model, whereby we established a reserve for credit losses and a corresponding increase in the book value of the acquired vacation ownership notes receivable, resulting in no impact to the recorded balance. The estimates of the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses. Any changes in the reserve for credit losses are recorded as Financing expenses on our Income Statements. In addition, we established a noncredit discount of $2 million, which represented the difference between the amortized cost basis and the par value of our acquired vacation ownership notes receivable at January 1, 2020. The noncredit discount will be amortized to interest expense over the contractual life of the acquired vacation ownership notes receivable and is recorded as Financing expenses on our Income Statements.
The vacation ownership notes receivable acquired as part of the Welk Acquisition were recorded at fair value using the purchased credit deteriorated assets provision of the current expected credit loss model, consistent with the principles outlined above.
Originated Vacation Ownership Notes Receivable Reserve
We record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our originated vacation ownership notes receivable. See “Financing Revenues” above for further information.
Past Due and Defaulted
Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. For Legacy-MVW vacation ownership notes receivable, we consider loans over 150 days past due to be in default and fully reserve such amounts. For Legacy-ILG and Legacy-Welk vacation ownership notes receivable, we consider loans over 120 days past due to be in default and fully reserve such amounts. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in certain circumstances, when revocation is complete.
Inventory
Our inventory consists primarily of completed vacation ownership products. We carry our inventory at the lower of (1) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes plus other costs incurred during construction, or (2) estimated fair value, less costs to sell, which can result in impairment charges and/or recoveries of previous impairments.
We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for cost of vacation ownership products related to variable consideration which has not been included within the transaction price (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-up activity, and are recorded in Cost of vacation ownership product expenses on the Income Statements to retrospectively adjust the margin previously recorded subject to those estimates. For 2021, 2020 and 2019, product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $10 million, $6 million and $8 million, respectively.
Property and Equipment
Property and equipment includes our sales centers, golf courses, information technology, including internally developed capitalized software, and other assets used in the normal course of business, as well as land held for future vacation ownership product development and undeveloped, and partially developed land parcels that are not part of an approved development plan and do not meet the criteria to be classified as held for sale. In addition, fully developed vacation ownership interests are classified as property and equipment until they are registered and available for sale. We record property and equipment at cost, including interest and real estate taxes incurred during active development. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to forty years), and we amortize leasehold improvements over the shorter of the asset life or lease term.
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
Leases
We account for leases in accordance with ASC Topic 842, “Leases” (“ASC 842”). We determine if an arrangement is or contains a lease at contract inception. Operating leases include lease arrangements for various land, corporate facilities, real estate and equipment. Corporate facilities leases are for office space, including our current corporate headquarters in Orlando, Florida. Other operating leases are primarily for office, off-site sales centers and retail space, as well as various equipment supporting our operations, with varying terms and renewal option periods.
Finance leases include lease arrangements for ancillary and operations space. We also have a long-term finance lease for land underlying an operating hotel. In addition, we also lease various equipment supporting our operations and classify these leases as finance leases in accordance with ASC 842. The depreciable life of these assets is limited to the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
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

Goodwill
We perform an annual review for the potential impairment of the carrying value of goodwill in the fourth quarter, or more frequently if events or circumstances indicate a possible impairment. For purposes of evaluating goodwill for impairment, we have two reporting units, which are also our reportable operating segments. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.
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
See Footnote 11 “Goodwill” for additional information on our goodwill.
Convertible Senior Notes
In accounting for the 1.50% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) and the 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”), referred to collectively as our “convertible notes,” we bifurcated the liability and equity components. The carrying amount of each liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of each equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the convertible notes. The excess of the principal amount of the liability over its carrying amount is amortized to interest expense over the term of the convertible notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the convertible notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the convertible notes, and issuance costs attributable to the equity component are included along with the equity component in additional paid-in capital within shareholders’ equity. See Footnote 16 “Debt” for more information on our convertible notes and also see Future Adoption of Accounting Standards below for information on the adoption of future accounting standards that will impact the accounting for our convertible notes.
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
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from owners’ associations) for our participating employees totaling $19 million in 2021, $12 million in 2020 and $19 million in 2019.
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
To support our ability to meet a portion of our obligations under the Deferred Compensation Plan, we acquired company owned insurance policies (the “COLI policies”) on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants and are payable to a rabbi trust with the Company as grantor. For both 2021 and 2020, participants were able to select a rate of return based on market-based investment alternatives for up to 100% of their contributions and existing balances, with one of those options being a fixed rate of return of 3.5%.
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At December 31, 2021, the value of the assets held in the rabbi trust was $76 million, which is included in the Other line within assets on our Balance Sheets.
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
For share-based awards granted to non-employee directors, we recognize compensation expense on the grant date based on the fair value of the awards as of that date. See Footnote 18 “Share-Based Compensation” for more information on the MVW Equity Plan.
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
We file tax returns after the close of our fiscal year end and adjust our estimated tax receivable or liability to the actual tax receivable or due per the filed tax returns. Historically, we have not experienced significant differences between our estimates of provision for income tax and actual amounts incurred, excluding one-time tax method changes approved by the Internal Revenue Service (the “IRS”) after our financial statements were filed.
For purposes of Global Intangible Low-Taxed Income, we have elected to use the period cost method and therefore have not recorded deferred taxes for basis differences expected to reverse in future periods.
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
New Accounting Standards
Accounting Standards Update 2019-12 – “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”)
In the first quarter of 2021, we adopted accounting standards update (“ASU”) 2019-12, which amended and simplified existing guidance in an effort to reduce the complexity of accounting for income taxes while maintaining or enhancing the helpfulness of information provided to financial statement users. Our adoption of ASU 2019-12 did not have a material impact on our Financial Statements or disclosures.
Future Adoption of Accounting Standards
Accounting Standards Update 2020-04 – “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”)
In March 2020, the FASB issued ASU 2020-04, as amended, which provides optional expedients and exceptions to existing guidance on contract modifications and hedge accounting in an effort to ease the financial reporting burdens related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. This update can be adopted no later than December 1, 2022, with early adoption permitted. As of December 31, 2021, borrowings under our existing Corporate Credit Facility (as defined in Footnote 16 “Debt”) and Warehouse Credit Facility (as defined in Footnote 15 “Securitized Debt”) generally reference LIBOR, as do certain interest rate swaps and collars. The instruments have not yet discontinued the use of LIBOR. To the extent these instruments are amended to reference a different benchmark interest rate, we may elect to utilize the relief available in ASU 2020-04. When we renew or amend our existing debt instruments, we will determine a replacement rate for LIBOR. We expect to adopt ASU 2020-04 in fiscal year 2022 and continue to evaluate the impact that adoption of this update will have on our financial statements and disclosures.
Accounting Standards Update 2020-06 – “Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”)
In August 2020, the FASB issued ASU 2020-06, which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for convertible instruments and to provide financial statement users with more meaningful information. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods therein. This update may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized as an adjustment to the opening balance of retained earnings on the date of adoption. We will adopt ASU 2020-06 on January 1, 2022 using the modified retrospective method. The impacts of the adoption will be recorded as a cumulative effect in the opening balance of retained earnings and the conversion feature related to our convertible notes will be reclassified from equity to liabilities. In addition, we will eliminate the related equity adjustment associated with the deferred tax liability. Commencing in the first quarter of 2022, we will be required to calculate the impact of the convertible notes on diluted earnings per share under the “if-converted” method. Under the “if-converted” method, diluted earnings per share would generally be calculated assuming that all of our convertible notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the “if-converted” method is expected to reduce our reported diluted earnings per share. The adoption of ASU 2020-06 on January 1, 2022 will result in an increase in debt of $107 million, a decrease in additional paid-in capital of $111 million, and a decrease in deferred taxes of $27 million, as well as a cumulative effect adjustment to the opening balance of retained earnings of $31 million.
Accounting Standards Update 2021-08 – “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”)
In October 2021, the FASB issued ASU 2021-08, which amends ASC 805 to require entities to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers in a business combination. ASU 2021-08 is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods therein, with early adoption permitted. ASU 2021-08 shall be applied on a prospective basis to business combinations that occur on or after the adoption date. We expect to early adopt ASU 2021-08 on January 1, 2022 and we anticipate that the adoption of this ASU will not impact our financial statements and disclosure. In the event that we complete business combinations in the future, the application of ASU 2021-08 could result in higher acquired deferred revenue.

3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Welk Acquisition
We completed the Welk Acquisition on April 1, 2021, for consideration of $405 million, including approximately 1.4 million shares of our common stock. Welk was one of the largest independent vacation ownership companies in North America. The following table presents the fair value of each type of consideration transferred in the Welk Acquisition at December 31, 2021.

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
Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Welk Acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the Welk Acquisition Date. The values attributed to Vacation ownership notes receivable, Inventory, Property and equipment, Intangible assets, Deferred taxes and Securitized debt from VIEs are based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC Topic 820, “Fair Value Measurements” (“ASC 820”). The value attributed to Debt is based on Level 2 inputs in accordance with ASC 820. We have finalized our valuations related to the acquired assets and liabilities of Welk, except for the valuation of certain property and equipment and our evaluation of Welk’s historical tax positions. Accordingly, these estimates are subject to change during the measurement period, which is up to one year from the Welk Acquisition Date, as permitted under GAAP. Any potential adjustments could be material in relation to the values presented in the table below.
The following table presents our current estimates of the fair value of the assets that we acquired and the liabilities that we assumed in connection with the business combination as previously reported at the end of the third quarter of 2021 and as adjusted at December 31, 2021. During the fourth quarter of 2021, we refined our valuation models related to certain acquired assets and liabilities as follows:

($ in millions)	April 1, 2021 (as previously reported)	Adjustments	April 1, 2021 (as adjusted)
Vacation ownership notes receivable, net(1)	$254	$1	$255
Inventory(2)	136	(25)	111
Property and equipment	111	(28)	83
Intangible assets(3)	100	2	102
Other assets	19	—	19
Deferred taxes	(45)	13	(32)
Debt	(189)	—	(189)
Securitized debt	(184)	—	(184)
Other liabilities	(66)	(27)	(93)
Net assets acquired	136	(64)	72
Goodwill(4)	269	64	333
	$405	$—	$405
_________________________
(1)Vacation ownership notes receivable, net has been determined to constitute purchased credit deteriorated assets under the provisions of ASC Topic 326, “Financial Instruments - Credit Losses,” due to the impact of the COVID-19 pandemic on the Welk business and the vacation ownership industry as a whole, and has been accounted for as such. We valued the vacation ownership notes receivable using an income approach, which includes the following significant Level 3 assumptions: default rates, prepayment rates, discount rate and fair value of collateral retained upon customer default.

($ in millions)
Vacation ownership notes receivable	$287
Allowance for credit losses	(32)
Vacation ownership notes receivable, net	$255
(2)Inventory consists of completed unsold VOIs. We valued inventory using an income approach, which includes significant Level 3 assumptions, such as estimates of future income growth, marketing and sales costs and discount rates.
(3)Intangible assets consist of management contracts with an estimated 20 year useful life. We valued management contracts using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. This valuation approach utilizes the following Level 3 inputs: future income growth, future cost estimates and discount rate.
(4)Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired. It represents the value that we expect to obtain from growth opportunities from our combined operations and is not deductible for tax purposes.
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Marriott Vacations Worldwide and Welk as if we had completed the Welk Acquisition on December 31, 2019, the last day of our 2019 fiscal year, but using the estimates of the fair values of assets and liabilities as of the Welk Acquisition Date set forth above. As required by GAAP, these unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Welk Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.
There were no Welk acquisition-related costs included in the unaudited pro forma results below for 2021, and $19 million included for 2020.

($ in millions, except per share data)	2021	2020
Revenues	$3,894	$3,011
Net income (loss)	$67	$(272)
Net income (loss) attributable to common shareholders	$66	$(291)
EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$1.56	$(7.04)
Diluted	$1.53	$(7.04)
Welk Results of Operations
The following table presents the results of Welk operations included in our Income Statement for 2021.

($ in millions)	2021
Revenue	$146
Net income	$17
Costa Rica
During the first quarter of 2021, we acquired 24 completed vacation ownership units and an operations building located at our Marriott Vacation Club at Los Suenos resort in Costa Rica for $14 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($13 million) and Property and equipment ($1 million).
New York, New York
During 2021, we acquired the remaining 120 completed vacation ownership units located at our Marriott Vacation Club Pulse, New York City property for $98 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Property and equipment.

During 2020, we acquired 57 completed vacation ownership units, as well as office and ancillary space, located at our Marriott Vacation Club Pulse, New York City property for $89 million, of which $22 million was a prepayment for future tranches of completed vacation ownership units and $20 million was paid in 2019. We accounted for the transaction as an asset acquisition with the purchase price allocated to Property and equipment ($67 million) and Other assets ($22 million).
San Francisco, California
During the first quarter of 2021, we acquired 44 completed vacation ownership units at our Marriott Vacation Club Pulse, San Francisco property for $34 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($29 million) and Other assets ($5 million).
During the fourth quarter of 2021, we completed the purchase of the remaining inventory at our Marriott Vacation Club Pulse, San Francisco property and wrote off the outstanding management fee receivables deemed uncollectible of $7 million, which was recorded in the Management and exchange expense line on our Income Statement for the year ended December 31, 2021. As part of the purchase, we acquired the remaining 78 completed vacation ownership units, as well as an onsite garage, for $59 million. We accounted for the purchase as an asset acquisition with the purchase price allocated to Inventory ($41 million) and Property and equipment ($18 million). Further, we reclassified $10 million of previous deposits associated with the project from Other assets to Inventory.
During 2020, we acquired 34 completed vacation ownership units located at our Marriott Vacation Club Pulse, San Francisco property for $26 million, of which $5 million was a prepayment for future tranches of completed vacation ownership units. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($18 million), Other assets ($5 million), and Property and equipment ($3 million).
During 2019, we acquired 78 completed vacation ownership units and a sales gallery located at our Marriott Vacation Club Pulse, San Francisco property for $58 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($48 million) and Property and equipment ($10 million).
Dispositions
We made no significant dispositions in 2021.
During 2020, we recorded a loss of $5 million in the (Losses) gains and other (expense) income, net line on our Income Statement for the year ended December 31, 2020 relating to the redemption of our interest in a joint venture in our Exchange & Third-Party Management segment which was consolidated under the voting interest model. We received nominal cash proceeds and a note receivable which we measured at a fair value of $1 million using Level 3 inputs.
Additionally, during 2020, we disposed of excess Vacation Ownership segment land parcels in Orlando, Florida and Steamboat Springs, Colorado for combined proceeds of $15 million, as part of our strategic decision to reduce holdings in markets where we have excess supply, as discussed further below. We recorded a combined net gain of $6 million in the (Losses) gains and other (expense) income, net line on our Income Statement for the year ended December 31, 2020 relating to these transactions.
During 2019, we disposed of excess land parcels in Cancun, Mexico and Avon, Colorado for proceeds of $62 million, of which $8 million is deferred until certain conditions associated with the sale have been met. We recorded a combined net gain of $19 million in the (Losses) gains and other (expense) income, net line on our Income Statement for the year ended December 31, 2019.
2019 Strategy Change
As a result of the ILG Acquisition, we performed a comprehensive review to evaluate the strategic fit of the land holdings and operating hotels in our Vacation Ownership segment. As a result of the change in our development strategy, in 2019, we recorded a non-cash impairment charge of $72 million, of which $61 million related to land and land improvements associated with future phases of three existing resorts, $9 million related to a land parcel held for future development and $2 million related to an ancillary business.
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

4. REVENUE AND RECEIVABLES
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for each of the last three fiscal years.

	2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,153	$—	$—	$1,153

Ancillary revenues	188	3	—	191
Management fee revenues	158	32	(19)	171
Exchange and other services revenues	124	198	171	493
Management and exchange	470	233	152	855

Rental	446	40	—	486

Cost reimbursements	1,202	47	(121)	1,128
Revenue from contracts with customers	3,271	320	31	3,622

Financing	268	—	—	268
Total Revenues	$3,539	$320	$31	$3,890

	2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$546	$—	$—	$546

Ancillary revenues	89	1	—	90
Management fee revenues	149	17	(22)	144
Exchange and other services revenues	118	193	210	521
Management and exchange	356	211	188	755

Rental	239	37	—	276

Cost reimbursements	1,124	59	(141)	1,042
Revenue from contracts with customers	2,265	307	47	2,619

Financing	265	2	—	267
Total Revenues	$2,530	$309	$47	$2,886

	2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,354	$—	$—	$1,354

Ancillary revenues	224	4	—	228
Management fee revenues	144	46	(13)	177
Exchange and other services revenues	120	248	176	544
Management and exchange	488	298	163	949

Rental	512	61	—	573

Cost reimbursements	1,136	91	(119)	1,108
Revenue from contracts with customers	3,490	450	44	3,984

Financing	271	4	—	275
Total Revenues	$3,761	$454	$44	$4,259
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for each of the last three fiscal years.

	2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,915	$154	$31	$2,100
Goods or services transferred at a point in time	1,356	166	—	1,522
Revenue from contracts with customers	$3,271	$320	$31	$3,622

	2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,616	$156	$47	$1,819
Goods or services transferred at a point in time	649	151	—	800
Revenue from contracts with customers	$2,265	$307	$47	$2,619

	2019
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,896	$194	$44	$2,134
Goods or services transferred at a point in time	1,594	256	—	1,850
Revenue from contracts with customers	$3,490	$450	$44	$3,984

Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either December 31, 2021 or December 31, 2020.

($ in millions)	At December 31, 2021	At December 31, 2020
Receivables
Accounts receivable	$172	$150
Vacation ownership notes receivable, net	2,045	1,840
	$2,217	$1,990

Contract Liabilities
Advance deposits	$160	$147
Deferred revenue	453	488
	$613	$635
Revenue recognized during the year ended December 31, 2021 that was included in our contract liabilities balance at December 31, 2020 was $395 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At December 31, 2021, approximately 87% of this amount is expected to be recognized as revenue over the next two years.
Accounts Receivable
Accounts receivable is comprised of amounts due from customers, primarily owners’ associations, resort developers and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts receivable balances:

($ in millions)	At December 31, 2021	At December 31, 2020
Receivables from contracts with customers	$172	$150
Interest receivable	14	13
Tax receivable	48	60
Indemnification asset	22	15
Employee tax credit receivable	19	19
Other	4	19
	$279	$276

5. INCOME TAXES
Income Tax Provision
The following table presents the components of our earnings or losses before income taxes for the last three fiscal years:

($ in millions)	2021	2020	2019
United States	$152	$(255)	$190
Non-U.S. jurisdictions	(25)	(85)	35
	$127	$(340)	$225
Our (provision for) or benefit from income taxes for the last three years consisted of:

($ in millions)		2021	2020	2019
Current	– U.S. Federal	$8	$31	$(12)
	– U.S. State	(3)	1	(29)
	– Non-U.S.	(50)	11	(36)
		(45)	43	(77)

Deferred	– U.S. Federal	(36)	26	(28)
	– U.S. State	3	9	17
	– Non-U.S.	4	6	5
		(29)	41	(6)
		$(74)	$84	$(83)
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory income tax rate to our effective income tax rate:

	2021	2020	2019
U.S. statutory income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	4.3	4.5	4.2
Share-based compensation, net of Section 162(m) limitation	1.9	0.2	0.7
Other permanent differences(1)	(5.5)	(9.1)	5.4
Impact related to the CARES Act of 2020	—	6.0	—
Tax rate changes	(3.8)	0.4	(0.3)
Non-U.S. income (loss)(2)	12.9	4.2	2.2
Tax credits	(0.9)	0.2	(6.6)
Unrecognized tax benefits	17.9	5.2	3.1
Change in valuation allowance(3)	10.4	(7.5)	7.0
Other items	0.2	(0.5)	0.2
Effective rate	58.4%	24.6%	36.9%
_________________________
(1)The 2021 impact is primarily due to the deduction of foreign taxes paid in the U.S. The 2020 impact is primarily attributable to non-deductible goodwill impairment recorded due to the impact of COVID-19. The 2019 impact is primarily due to non-deductible meal and entertainment expenses and new foreign tax provisions, under provisions of the Tax Cuts and Jobs Act of 2017.
(2)The 2021 impact is primarily due to increases in permanent differences in foreign jurisdictions. The 2020 and 2019 impact is attributable to the difference between U.S. and foreign income tax rates and other foreign adjustments.
(3)The 2021 impact is primarily due to new valuation allowances. The 2020 impact is primarily attributable to the increase of the valuation allowance on certain foreign entities. The 2019 impact is primarily attributable to foreign tax credit carryforwards in the branch and treaty baskets and losses and future deductions in foreign tax credit carryforwards in the branch and treaty baskets.

For the years ended December 31, 2021, 2020 and 2019, the provision for income taxes included $4 million, $4 million, and $2 million of excess tax benefits resulting from equity incentive plan activities, respectively.
We conduct business in countries that grant “holidays” from income taxes for ten to thirty-year periods. These holidays expire through 2034.
Other
We are currently completing the purchase price accounting and have established certain non-income tax reserves for the Welk Acquisition, and the reserve will be finalized in 2022. We finalized our purchase price accounting for the ILG Acquisition during 2019 and established a reserve for non-income tax issues related to Legacy-ILG. As of December 31, 2021, the balance of the reserve for non-income tax issues related to our acquisitions was $66 million. We expect that we will be indemnified for liabilities of $5 million in connection with these non-income tax matters pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset.
Deferred Income Taxes
The following table presents the significant components of our deferred tax assets and liabilities:

($ in millions)	At Year-End 2021	At Year-End 2020
Deferred Tax Assets
Inventory	$69	$83
Reserves	75	98
Deferred revenue	20	12
Property and equipment	61	72
Net operating loss and capital loss carryforwards	146	98
Tax credits	29	31
Right-of-use asset	24	2
Other, net	74	113
Deferred tax assets	498	509
Less valuation allowance	(122)	(106)
Net deferred tax assets	376	403

Deferred Tax Liabilities
Long lived intangible assets	(231)	(233)
Deferred sales of vacation ownership interests	(414)	(362)
Right-of-use liability	(24)	(2)
Other, net	(9)	(43)
Deferred tax liabilities	(678)	(640)

Total net deferred tax liabilities	$(302)	$(237)
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. In 2021 we established an additional valuation allowance of $8 million.
We have $111 million of foreign net operating loss carryforwards, some of which begin expiring in 2022; however, a significant portion of these have indefinite carryforward periods. We have $15 million of federal net operating losses and $18 million of state net operating loss carryforwards, of which less than $1 million will expire within the next five years. We have U.S. federal foreign tax credit carryforwards of $20 million, federal capital loss carryforwards of $2 million, and $9 million of state tax credit carryforwards.

As a result of the Tax Cuts and Jobs Act of 2017, distribution of profits from non-U.S. subsidiaries is not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. Our present intention is to indefinitely reinvest residual historic undistributed accumulated earnings associated with certain foreign subsidiaries. We have not provided for deferred taxes on outside basis differences in our investments in these foreign subsidiaries, and such estimates are not practicable to be determined.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

($ in millions)	2021	2020	2019
Unrecognized tax benefit at beginning of year	$14	$21	$2
Increases related to tax positions taken during a prior period	12	6	18
Increases related to tax positions taken during the current period	1	2	1
Decreases related to settlements with taxing authorities	—	(14)	—
Decreases as a result of a lapse of the applicable statute of limitations	(1)	(1)	—
Unrecognized tax benefit at end of year	$26	$14	$21
The total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, were $26 million at December 31, 2021 and $14 million at December 31, 2020. The total amount of gross interest and penalties accrued were $42 million at December 31, 2021 and $25 million at December 31, 2020. We anticipate $14 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefit, including accrued interest and penalties are included in Other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2019. The amount of the unrecognized tax benefit may increase or decrease within the next twelve months as a result of audits or audit settlements.
U.S. Tax Law Update
We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, and the Consolidated Appropriations Act, 2021 enacted in December 2020. As of December 31, 2021, we evaluated the income tax provisions of the above mentioned acts and have determined there to be minimal effect on our December 31, 2021 tax rate or the computation of our estimated effective tax rate for the year ended December 31, 2021. We will continue to evaluate the income tax provisions of the above mentioned acts and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have additional income tax accounting and disclosure implications.

6. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	December 31, 2021			December 31, 2020
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,308	$354	$1,662	$1,220	$273	$1,493
Non-securitized
Eligible for securitization(1)	96	1	97	126	2	128
Not eligible for securitization(1)	267	19	286	185	34	219
Subtotal	363	20	383	311	36	347
	$1,671	$374	$2,045	$1,531	$309	$1,840
_________________________
(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

($ in millions)	2021	2020	2019
Interest income associated with vacation ownership notes receivable — securitized	$219	$239	$232
Interest income associated with vacation ownership notes receivable — non-securitized	40	18	32
Total interest income associated with vacation ownership notes receivable	$259	$257	$264
COVID-19 Impact on Vacation Ownership Notes Receivable Reserves
In 2020, as a result of higher actual and projected default activity related predominantly to the COVID-19 pandemic, we evaluated our vacation ownership notes receivable reserve initially using the 2008/2009 financial crisis as a reference point. As a result, we increased our vacation ownership notes receivable reserves by $52 million in the first quarter of 2020. We monitored actual delinquency and default activity throughout the remainder of 2020. Taking into account higher than previously expected default activity experienced, we increased our vacation ownership notes receivable reserve by an additional $17 million in the fourth quarter of 2020. In total, the reserve adjustments made during 2020 were reflected as a $59 million reduction to Sale of vacation ownership products, a $10 million increase in Financing expenses, and a $19 million reduction in Cost of vacation ownership products on our Income Statement for the year ended December 31, 2020. There were no additional adjustments to our vacation ownership notes receivables reserves due to the COVID-19 pandemic during 2021.

Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of reserves, and interest rates for our acquired vacation ownership notes receivable at December 31, 2021.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2022	$2	$50	$52
2023	2	51	53
2024	2	50	52
2025	2	47	49
2026	2	42	44
Thereafter	10	114	124
Balance at December 31, 2021	$20	$354	$374
Weighted average stated interest rate	13.7%	14.1%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%

The following table summarizes the activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2019, as reported	$—	$—	$—
Impact of adoption of ASU 2016-13	29	26	55
Opening Balance at January 1, 2020	29	26	55
Securitizations	(1)	1	—
Clean-up call	1	(1)	—
Write-offs	(18)	—	(18)
Recoveries	9	—	9
Defaulted vacation ownership notes receivable repurchase activity(1)	17	(17)	—
Increase in vacation ownership notes receivable reserve(2)	2	12	14
Balance at December 31, 2020	39	21	60
Securitizations	(9)	9	—
Clean-up call	3	(3)	—
Write-offs	(49)	—	(49)
Recoveries	27	—	27
Defaulted vacation ownership notes receivable repurchase activity(1)	32	(32)	—
Initial allowance for credit losses for Legacy-Welk vacation ownership notes receivable	11	21	32
(Decrease) increase in vacation ownership notes receivable reserve	(7)	7	—
Balance at December 31, 2021	$47	$23	$70
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
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at December 31, 2021.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2022	$48	$127	$175
2023	28	130	158
2024	28	132	160
2025	28	134	162
2026	29	139	168
Thereafter	202	646	848
Balance at December 31, 2021	$363	$1,308	$1,671
Weighted average stated interest rate	12.9%	12.9%	12.9%
Range of stated interest rates	0.0% to 20.9%	0.0% to 19.9%	0.0% to 20.9%

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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2018	61	79	140
Increase in vacation ownership notes receivable reserve	94	18	112
Securitizations	(81)	81	—
Clean-up call	24	(24)	—
Write-offs	(48)	—	(48)
Defaulted vacation ownership notes receivable repurchase activity(1)	40	(40)	—
Balance at December 31, 2019	90	114	204
Increase in vacation ownership notes receivable reserve(2)	87	50	137
Securitizations	(70)	70	—
Clean-up call	37	(37)	—
Write-offs	(31)	—	(31)
Defaulted vacation ownership notes receivable repurchase activity(1)	80	(80)	—
Balance at December 31, 2020	193	117	310
Increase in vacation ownership notes receivable reserve	78	24	102
Securitizations	(76)	76	—
Clean-up call	12	(12)	—
Write-offs	(79)	—	(79)
Defaulted vacation ownership notes receivable repurchase activity(1)	65	(65)	—
Balance at December 31, 2021	$193	$140	$333
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
Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rate of 6.74% as of both December 31, 2021 and December 31, 2020. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $6 million as of both December 31, 2021 and December 31, 2020.
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

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2021	$88	$8	$96
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2020	$100	$14	$114

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of December 31, 2021 and December 31, 2020.

	Legacy-MVW Vacation Ownership Notes Receivable
	As of December 31, 2021			As of December 31, 2020
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$6	$20	$26	$8	$25	$33
91 – 150 days past due	4	8	12	5	14	19
Greater than 150 days past due	84	—	84	95	—	95
Total past due	94	28	122	108	39	147
Current	180	1,027	1,207	231	1,011	1,242
Total vacation ownership notes receivable	$274	$1,055	$1,329	$339	$1,050	$1,389
The following table details the origination year of our Legacy-MVW vacation ownership notes receivable as of December 31, 2021.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Year of Origination
2021	$129	$274	$403
2020	20	165	185
2019	46	250	296
2018	29	161	190
2017	15	96	111
2016 & Prior	35	109	144
	$274	$1,055	$1,329
Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
At December 31, 2021 and December 31, 2020, the weighted average FICO score within our consolidated Legacy-ILG and Legacy-Welk vacation ownership notes receivable was 707 and 708, respectively, based upon the FICO score of the borrower at the time of origination. The average estimated rate for all future defaults for our Legacy-ILG and Legacy-Welk consolidated outstanding pool of vacation ownership notes receivable was 17.33% as of December 31, 2021 and 14.63% as of December 31, 2020. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG and Legacy-Welk vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $4 million as of December 31, 2021, and $3 million as of December 31, 2020.
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

	Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2021	$114	$10	$124
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2020	$109	$12	$121

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG and Legacy-Welk vacation ownership notes receivable as of December 31, 2021 and December 31, 2020.

	Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
	As of December 31, 2021			As of December 31, 2020
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$16	$24	$40	$8	$19	$27
91 – 120 days past due	4	6	10	2	7	9
Greater than 120 days past due	110	4	114	107	5	112
Total past due	130	34	164	117	31	148
Current	219	735	954	123	550	673
Total vacation ownership notes receivable	$349	$769	$1,118	$240	$581	$821
The following tables show the Legacy-ILG and Legacy-Welk acquired vacation ownership notes receivable, before reserves, by brand and FICO score.

	Acquired Vacation Ownership Notes Receivable as of December 31, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$52	$32	$3	$8	$95
Sheraton	54	48	8	23	133
Hyatt	8	6	1	—	15
Welk	115	79	1	2	197
Other	2	—	—	2	4
	$231	$165	$13	$35	$444

	Acquired Vacation Ownership Notes Receivable as of December 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$81	$48	$4	$11	$144
Sheraton	81	73	13	31	198
Hyatt	12	9	1	—	22
Other	2	1	—	2	5
	$176	$131	$18	$44	$369
The following tables detail the origination year of our Legacy-ILG and Legacy-Welk acquired vacation ownership notes receivable by brand and FICO score as of December 31, 2021.

	Acquired Vacation Ownership Notes Receivable - Westin
($ in millions)	2021	2020	2019	2018	2017 & Prior	Total
700 +	$—	$—	$—	$14	$38	$52
600 - 699	—	—	—	8	24	32
< 600	—	—	—	2	1	3
No Score	—	—	—	2	6	8
	$—	$—	$—	$26	$69	$95

	Acquired Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2021	2020	2019	2018	2017 & Prior	Total
700 +	$—	$—	$—	$16	$38	$54
600 - 699	—	—	—	12	36	48
< 600	—	—	—	5	3	8
No Score	—	—	—	7	16	23
	$—	$—	$—	$40	$93	$133

	Acquired Vacation Ownership Notes Receivable - Hyatt and Other
($ in millions)	2021	2020	2019	2018	2017 & Prior	Total
700 +	$—	$—	$—	$2	$8	$10
600 - 699	—	—	—	2	4	6
< 600	—	—	—	—	1	1
No Score	—	—	—	—	2	2
	$—	$—	$—	$4	$15	$19

	Acquired Vacation Ownership Notes Receivable - Welk
($ in millions)	2021	2020	2019	2018	2017 & Prior	Total
700 +	$9	$24	$30	$20	$32	$115
600 - 699	5	15	21	13	25	79
< 600	—	1	—	—	—	1
No Score	—	—	1	—	1	2
	$14	$40	$52	$33	$58	$197
The following tables show the Legacy-ILG and Legacy-Welk originated vacation ownership notes receivable, before reserves, by brand and FICO score.

	Originated Vacation Ownership Notes Receivable as of December 31, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$143	$66	$8	$34	$251
Sheraton	136	94	20	46	296
Hyatt	22	11	—	—	33
Welk	65	27	1	1	94
	$366	$198	$29	$81	$674

	Originated Vacation Ownership Notes Receivable as of December 31, 2020
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$109	$52	$6	$23	$190
Sheraton	106	72	16	43	237
Hyatt	16	8	—	—	24
	$231	$132	$22	$66	$451
The following tables detail the origination year of our Legacy-ILG and Legacy-Welk originated vacation ownership notes receivable by brand and FICO score as of December 31, 2021.

	Originated Vacation Ownership Notes Receivable - Westin
($ in millions)	2021	2020	2019	2018	2017 & Prior	Total
700 +	$72	$22	$41	$8	$—	$143
600 - 699	30	10	22	4	—	66
< 600	3	2	3	—	—	8
No Score	20	5	8	1	—	34
	$125	$39	$74	$13	$—	$251

	Originated Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2021	2020	2019	2018	2017 & Prior	Total
700 +	$65	$23	$38	$10	$—	$136
600 - 699	43	16	27	8	—	94
< 600	9	4	6	1	—	20
No Score	12	9	21	4	—	46
	$129	$52	$92	$23	$—	$296

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2021	2020	2019	2018	2017 & Prior	Total
700 +	$12	$3	$6	$1	$—	$22
600 - 699	5	2	3	1	—	11
< 600	—	—	—	—	—	—
No Score	—	—	—	—	—	—
	$17	$5	$9	$2	$—	$33

	Originated Vacation Ownership Notes Receivable - Welk
($ in millions)	2021	2020	2019	2018	2017 & Prior	Total
700 +	$65	$—	$—	$—	$—	$65
600 - 699	$27	—	—	—	—	27
< 600	$1	—	—	—	—	1
No Score	$1	—	—	—	—	1
	$94	$—	$—	$—	$—	$94

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

	At December 31, 2021		At December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable	$2,045	$2,102	$1,840	$1,886
Other assets	76	76	60	60
Total financial assets	$2,121	$2,178	$1,900	$1,946

Securitized debt, net	$(1,856)	$(1,900)	$(1,588)	$(1,653)
2025 Notes, net	(248)	(261)	(494)	(533)
2026 Notes, net	—	—	(744)	(784)
2028 Notes, net	(346)	(362)	(346)	(359)
2029 Notes, net	(493)	(505)	—	—
Term Loan, net	(776)	(784)	(873)	(864)
2022 Convertible notes, net	(224)	(280)	(215)	(262)
2026 Convertible notes, net	(461)	(682)	—	—
Total financial liabilities	$(4,404)	$(4,774)	$(4,260)	$(4,455)
Vacation Ownership Notes Receivable

	At December 31, 2021		At December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Securitized	$1,662	$1,712	$1,493	$1,530

Eligible for securitization	97	104	128	137
Not eligible for securitization	286	286	219	219
Non-securitized	383	390	347	356
	$2,045	$2,102	$1,840	$1,886
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
Other Assets
Other assets include $76 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Senior Notes
We estimate the fair value of our 2025 Notes, 2026 Notes, 2028 Notes, and 2029 Notes (each as defined in Footnote 16 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
Term Loan
We estimate the fair value of our Term Loan (as defined in Footnote 16 “Debt”) using quotes from securities dealers as of the last trading day for the quarter; however this loan has only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which the Term Loan could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Convertible Notes
We estimate the fair value of our 2022 Convertible Notes and 2026 Convertible Notes (referred to collectively as our “convertible notes”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which the convertible notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The difference between the carrying value and the fair value is primarily attributed to the underlying conversion feature and the spread between the conversion price and the market value of the shares underlying the convertible notes.

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
Our calculation of diluted earnings or loss per share attributable to common shareholders reflects our intent to settle conversions of our convertible notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount (the “conversion premium”). Therefore, we include only the shares that may be issued with respect to any conversion premium in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method based upon an average price per share for the period.
As of December 31, 2021, a conversion premium existed for our 2022 Convertible Notes, which had a dilutive impact on our diluted earnings per share as of December 31, 2021. No conversion premium for our 2022 Convertible Notes existed as of December 31, 2020 or December 31, 2019, and there was no dilutive impact on our diluted earnings per share as of December 31, 2020 or 2019. No conversion premium existed for our 2026 Convertible Notes as of December 31, 2021, and there was no dilutive impact on our diluted earnings per share as of December 31, 2021.
The shares issuable on exercise of the warrants sold in connection with the issuance of the our convertible notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the respective strike price. If and when the price of our common stock exceeds the respective strike price of either of the warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The convertible note hedges purchased in connection with each issuance of the convertible notes are considered to be anti-dilutive and do not impact our calculation of diluted earnings per share attributable to common shareholders for any periods presented herein. See Footnote 16 “Debt” for further information on our convertible notes.
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic and diluted earnings or loss per share attributable to common shareholders.

(in millions, except per share amounts)	2021(1)	2020	2019(1)
Computation of Basic Earnings or Loss Per Share Attributable to Common Shareholders
Net income (loss) attributable to common shareholders	$49	$(275)	$138
Shares for basic earnings (loss) per share	42.5	41.3	43.9
Basic earnings (loss) per share	$1.15	$(6.65)	$3.13
Computation of Diluted Earnings or Loss Per Share Attributable to Common Shareholders
Net income (loss) attributable to common shareholders	$49	$(275)	$138
Shares for basic earnings (loss) per share	42.5	41.3	43.9
Effect of dilutive shares outstanding(2)
Employee SARs	0.2	—	0.3
Restricted stock units	0.5	—	0.3
2022 Convertible Notes	0.1	—	—
Shares for diluted earnings (loss) per share	43.3	41.3	44.5
Diluted earnings (loss) per share	$1.13	$(6.65)	$3.09
 _________________________
(1)The computations of diluted earnings per share attributable to common shareholders exclude approximately 166,000 and 345,000 shares of common stock, the maximum number of shares issuable as of December 31, 2021 and December 31, 2019, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)For 2020, the following potentially dilutive securities were excluded from the above calculation of diluted net loss per share attributable to common shareholders during the periods presented, as the effects of including these securities would have been anti-dilutive.

(in millions)	2020
Employee SARs	0.1
Restricted stock units	0.3
0.4
In accordance with the applicable accounting guidance for calculating earnings per share, for the year ended December 31, 2021, we excluded from our calculation of diluted earnings per share 126,804 shares underlying SARs that may settle in shares of common stock because the exercise price of $173.88 of such SARs was greater than the average market price for the period. For the year ended December 31, 2019, we excluded from our calculation of diluted earnings per share 56,649 shares underlying SARs that may settle in shares of common stock because the exercise price of $143.38 of such SARs was greater than the average market price for the period.
9. INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2021	At Year-End 2020
Real estate inventory(1)	710	749
Other	9	10
	$719	$759
_________________________
(1)Represents completed inventory that is available and registered for sale as vacation ownership interests and vacation ownership inventory expected to be acquired pursuant to estimated future foreclosures.
We value vacation ownership interests at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value.
In addition to the above, at December 31, 2021 and December 31, 2020, we had $460 million and $162 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products. We also have $14 million and $43 million of deposits on future purchases of inventory at December 31, 2021 and December 31, 2020, respectively, which are included in the Other assets line on our Balance Sheets.
10. PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2021	At Year-End 2020
Land and land improvements	$441	$285
Buildings and leasehold improvements	697	482
Furniture, fixtures and other equipment	136	95
Information technology	413	322
Construction in progress	37	68
	1,724	1,252
Accumulated depreciation	(588)	(461)
	$1,136	$791

11. GOODWILL
The following table details the carrying amount of our goodwill at December 31, 2021 and December 31, 2020, and reflects goodwill attributed to the ILG Acquisition and the Welk Acquisition.

($ in millions)	Vacation Ownership Segment	Exchange & Third-Party Management Segment	Total Consolidated
Balance at December 31, 2019	$2,445	$447	$2,892
Impairment	—	(73)	(73)
Foreign exchange adjustments	—	(2)	(2)
Balance at December 31, 2020	2,445	372	2,817
Welk Acquisition	299	—	299
Measurement period adjustments	34	—	34
Balance at December, 2021	$2,778	$372	$3,150
2021
During the 2021 fourth quarter, we conducted our annual goodwill impairment test, which was a qualitative evaluation, and no impairment charges were recorded. The estimated fair values of all of our reporting units significantly exceeded their carrying values at the date of their most recent estimated fair value determination.
2020
During 2020, we concluded that it was more likely than not that the fair value of both of our reporting units was below their respective carrying amounts. The factors that led to this conclusion at that time were related to the COVID-19 pandemic and included: (i) the substantial decline in our stock price and market capitalization; (ii) the temporary closure of substantially all of our Vacation Ownership reporting unit sales centers; (iii) the government stay-at-home orders in place in many of the jurisdictions in which we operate; (iv) our planned furloughs and reduced work schedule arrangements; (v) the impact of travel restrictions on the hospitality industry; and (vi) the macroeconomic fallout from the COVID-19 pandemic.
We utilized a combination of the income and market approaches to estimate the fair value of our reporting units (Level 3). We concluded that there was no impairment of the Vacation Ownership reporting unit as declines in expected future operating results were not substantial enough to cause the fair value of the reporting unit to be below its carrying amount. We recognized a non-cash impairment charge of $73 million in the Impairment line on our Income Statement during 2020 related to the Exchange & Third-Party Management reporting unit, which was primarily driven by the change in expected future operating results as a result of the impact of the COVID-19 pandemic.
12. INTANGIBLE ASSETS
The following table details the composition of our intangible asset balances:

($ in millions)	2021	2020
Definite-lived intangible assets
Member relationships	$671	$671
Management contracts	452	351
	1,123	1,022
Accumulated amortization	(194)	(134)
	929	888
Indefinite-lived intangible assets
Trade names	64	64
	$993	$952
Definite-Lived Intangible Assets
Definite-lived intangible assets, all of which were acquired as part of the ILG and Welk Acquisitions, are amortized on a straight-line basis over their estimated useful lives, ranging from 15 to 25 years. We recorded amortization expense of $61 million in 2021, $57 million in 2020, and $59 million in 2019 in the Depreciation and amortization line of our Income Statements. For these assets, we estimate that our aggregate amortization expense will be $62 million for each of the next five fiscal years.

Indefinite-Lived Intangible Assets
The following table summarizes the activity related to our indefinite-lived intangible assets, all of which are related to the Exchange & Third-Party Management segment.

($ in millions)	Trade Names
Balance at December 31, 2019	$82
Impairment	(18)
Balance at December 31, 2020	64
Impairment	—
Balance at December 31, 2021	$64
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
13. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of December 31, 2021, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $99 million, of which we expect $52 million, $28 million, $11 million, $6 million, and $2 million will be paid in 2022, 2023, 2024, 2025, and 2026 and thereafter, respectively.
•We have a commitment to acquire real estate for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 19 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this transaction.
•We have a remaining commitment to purchase 88 vacation ownership units located in Bali, Indonesia for use in our Vacation Ownership segment, contingent upon completion of construction to agreed-upon standards. We expect to complete the acquisition in 2022 and to make the remaining payments with respect to these units, when specific construction milestones associated with the co-located hotel are completed, as follows: $11 million in 2022, $7 million in 2023, and $4 million in 2024.
•We have commitments to acquire inventory from our managed owners’ associations in 2022 for $66 million.
Surety bonds issued as of December 31, 2021 totaled $118 million, the majority of which were requested by federal, state or local governments in connection with our operations.
As of December 31, 2021, we had $2 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 16 “Debt”). In addition, as of December 31, 2021, we had $2 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages or guaranteed amounts of the rental revenue generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At December 31, 2021, our maximum exposure under fixed dollar guarantees was $10 million, of which $3 million, $2 million, $2 million, $1 million, $1 million, and $1 million relate to 2022, 2023, 2024, 2025, 2026, and thereafter, respectively.

We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association. The agreement will terminate on the earlier of: 1) sale of 80% of the total ownership interests in the owners’ association; or 2) upon our written notification of termination. At December 31, 2021, our expected commitment for 2022 is $17 million, which will ultimately be recorded as a component of rental expense on our income statement.
Loss Contingencies
In March 2017, RCHFU, L.L.C. and other owners at The Ritz-Carlton Club, Aspen Highlands (“RCC Aspen Highlands”) filed a complaint in an action pending in the U.S. District Court for the District of Colorado against us and certain third parties, alleging that their fractional interests were devalued by the affiliation of the RCC Aspen Highlands and other Ritz-Carlton Clubs with our points-based Marriott Vacation Club Destinations (“MVCD”) program. The plaintiffs sought compensatory damages, disgorgement, punitive damages, fees and costs. In September 2021, the District Court granted our motion for summary judgment and dismissed the case. The plaintiffs appealed the ruling and in February 2022 dismissed their appeal with prejudice pursuant to a settlement for a non-material amount.
In May 2016, a purported class-action lawsuit was filed in the U.S. District Court for the Middle District of Florida by Anthony and Beth Lennen against us and certain third parties. The complaint challenged the characterization of the beneficial interests in the MVCD trust that are sold to customers as real estate interests under Florida law, the structure of the trust, and associated operational aspects of the trust. The plaintiffs sought declaratory relief, an unwinding of the MVCD product, and punitive damages. In August 2019, the District Court granted our motion for judgment on the pleadings and dismissed the case. The plaintiffs appealed the ruling, and in December 2021, the U.S. Court of Appeals for the Eleventh Circuit affirmed the District Court’s judgment in favor of the Company. In February 2022, the plaintiffs agreed to forego further appeal pursuant to a settlement for a non-material amount.
In February 2019, the owners’ association for the St. Regis Residence Club, New York filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, was unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements. In February 2022, the Court granted defendants’ motion to dismiss and granted the plaintiff leave to file an amended complaint within 30 days.
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
In May 2019, the G.A. Resort Condominium Association Inc., the owners’ association for the fractional owners at the Hyatt Residence Club Grand Aspen resort (“HRC Grand Aspen”) filed a lawsuit against us in the District Court for the County of Pitkin, Colorado relating to the transfer of ownership of developer-owned fractional interests at HRC Grand Aspen to the HPC Trust Club for sale and use as a part of the Hyatt Residence Club Portfolio Program. The lawsuit was subsequently removed to the U.S. District Court for the District of Colorado. The plaintiff sought termination of the management agreement with the owners’ association, the annulment of certain amendments to governing documents at HRC Grand Aspen, the removal of fractional interests at HRC Grand Aspen from the HPC Trust Club, unspecified damages, disgorgement of profits, fees and costs. In November 2020, the District Court granted our motion to dismiss and dismissed the case. The plaintiff appealed the ruling and in November 2021 agreed to dismiss its appeal with prejudice pursuant to a settlement for a non-material amount.
We believe we have meritorious defenses to the claims in each of the above pending matters and intend to vigorously defend each matter.
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
14. LEASES
The following table presents the carrying values of our leases and the classification on our Balance Sheet.

($ in millions)	Balance Sheet Classification	At December 31, 2021	At December 31, 2020
Operating lease assets	Other assets	$96	$131
Finance lease assets	Property and equipment	89	8
		$185	$139

Operating lease liabilities	Accrued liabilities	$108	$138
Finance lease liabilities	Debt	83	8
		$191	$146
The following table presents the lease costs and the classification on our Income Statements for the years ended December 31, 2021 and December 31, 2020.

($ in millions)	Income Statement Classification	2021	2020
Operating lease cost	Marketing and sales expense General and administrative expense	$35	$36
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	5	5
Interest on lease liabilities	Financing expense	1	1
Variable lease cost	Marketing and sales expense	2	2
		$43	$44
The following table presents the maturity of our operating and financing lease liabilities as of December 31, 2021.

($ in millions)	Operating Leases	Finance Leases	Total
2022	$25	$7	$32
2023	23	5	28
2024	20	4	24
2025	18	4	22
2026	16	4	20
Thereafter	25	259	284
Total lease payments	127	283	410
Less: Imputed interest	(19)	(200)	(219)
	$108	$83	$191

Lease Term and Discount Rate
The following table presents additional information about our lease obligations.

	At December 31, 2021	At December 31, 2020
Weighted-average remaining lease term
Operating leases	6.4 years	19.1 years
Finance leases	53.7 years	3.0 years
Weighted-average discount rate
Operating leases	5.8%	5.8%
Finance leases	5.3%	3.9%
Other Information
The following table presents supplemental cash flow information for 2021 and 2020.

($ in millions)	2021	2020
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for finance leases	$1	$1
Operating cash flows for operating leases	$34	$41
Financing cash flows for finance leases	$5	$11

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$7	$27
Finance leases(1)	$86	$7
_________________________
(1)Includes the reclassification of certain lease components from operating lease to finance lease classification, attributable to the amendment of an existing lease.
Leases That Have Not Yet Commenced
During the first quarter of 2020, we entered into a finance lease arrangement for our new global headquarters being constructed in Orlando, Florida. The initial lease term is approximately 16 years with total lease payments of $137 million for the aforementioned period. During 2020, in response to the COVID-19 pandemic and our ongoing evaluation of future space needs, we entered into a standstill arrangement with the developer/lessor, which expired in June 2021. During the second quarter of 2021, we amended our lease agreement with the developer/lessor and expect the new office building to be completed in 2023. Upon commencement of the lease term, a right-of-use asset and corresponding liability will be recorded on our balance sheet.
15. SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At December 31, 2021	At December 31, 2020
Vacation ownership notes receivable securitizations, gross(1)	$1,877	$1,604
Unamortized debt discount and issuance costs	(21)	(16)
	$1,856	$1,588
_________________________
(1)Interest rates as of December 31, 2021 range from 1.5% to 4.4%, with a weighted average interest rate of 2.3%
All of our securitized debt is non-recourse to us. See Footnote 19 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.

The following table shows scheduled future principal payments for our securitized debt as of December 31, 2021.

Vacation Ownership Notes Receivable Securitizations
($ in millions)
Payments Year
2022	$191
2023	196
2024	200
2025	199
2026	199
Thereafter	892
$1,877
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2021, and as of December 31, 2021, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of December 31, 2021, we had 14 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
During the second quarter of 2021, we completed the securitization of a pool of $434 million of vacation ownership notes receivable. In connection with the securitization, investors purchased in a private placement $425 million in vacation ownership loan backed notes from MVW 2021-1W LLC (the “2021-1W LLC”). Four classes of vacation ownership loan backed notes were issued by the 2021-1W LLC: $207 million of Class A Notes, $107 million of Class B Notes, $80 million of Class C Notes, and $31 million of Class D Notes. The Class A Notes have an interest rate of 1.14%, the Class B Notes have an interest rate of 1.44%, the Class C Notes have an interest rate of 1.94%, and the Class D Notes have an interest rate of 3.17%, for an overall weighted average interest rate of 1.52%. Of the $425 million in proceeds from the transaction, $8 million was used to pay transaction expenses and fund required reserves, and the remainder will be used for general corporate purposes. In connection with the 2021-1W securitization, we redeemed certain remaining vacation ownership notes receivable securitizations from 2014 and 2015, as well as certain vacation ownership notes receivable securitizations acquired as part of the Welk Acquisition.
During the fourth quarter of 2021, we completed the securitization of a pool of $434 million of vacation ownership notes receivable. Approximately $376 million of the vacation ownership notes receivable were purchased by the MVW 2021-2 LLC (the “2021-2 LLC”) during the fourth quarter of 2021, and as of December 31, 2021, the 2021-2 LLC held $57 million of the proceeds, which was released as the remaining vacation ownership notes receivable were purchased subsequent to December 31, 2021.
In connection with the securitization during the fourth quarter of 2021, investors purchased in a private placement $425 million in vacation ownership loan backed notes from the 2021-2 LLC. Three classes of vacation ownership loan backed notes were issued by the 2021-2 LLC: $265 million of Class A Notes, $95 million of Class B Notes, and $65 million of Class C Notes. The Class A Notes have an interest rate of 1.43%, the Class B Notes have an interest rate of 1.83%, and the Class C Notes have an interest rate of 2.23%, for an overall weighted average interest rate of 1.64%. Of the $425 million in proceeds from the transaction, approximately $107 million was used to repay all outstanding amounts previously drawn under our Warehouse Credit Facility (as defined below), approximately $8 million was used to pay transaction expenses and fund required reserves, and the remaining $204 million will be used for general corporate purposes.
Subsequent to end of 2021, the 2021-2 LLC purchased the remaining $58 million of vacation ownership notes receivable and $57 million was released from restricted cash.

Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), which has a borrowing capacity of $350 million, allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. The Warehouse Credit Facility terminates on April 21, 2023, and if not renewed prior to termination, any amounts outstanding thereunder would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market at least once per year.
During the fourth quarter of 2021, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $126 million. The average advance rate was 85%, which resulted in gross proceeds of $107 million. Net proceeds were $106 million due to the funding of reserve accounts of $1 million.
As of December 31, 2021, there were no cash borrowings outstanding under our Warehouse Credit Facility, as all outstanding amounts were repaid in connection with the fourth quarter of 2021 vacation ownership notes receivable securitization transaction as discussed above.

16. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in millions)	At December 31, 2021	At December 31, 2020
Senior Secured Notes
2025 Notes	$250	$500
Unamortized debt discount and issuance costs	(2)	(6)
	248	494
Senior Unsecured Notes
2026 Notes	—	750
Unamortized debt discount and issuance costs	—	(6)
	—	744

2028 Notes	350	350
Unamortized debt discount and issuance costs	(4)	(4)
	346	346

2029 Notes	500	—
Unamortized debt discount and issuance costs	(7)	—
	493	—
Corporate Credit Facility
Term Loan	784	884
Unamortized debt discount and issuance costs	(8)	(11)
	776	873
Convertible Notes
2022 Convertible Notes	230	230
Unamortized debt discount and issuance costs	(6)	(15)
	224	215

2026 Convertible Notes	575	—
Unamortized debt discount and issuance costs	(114)	—
	461	—

Finance Leases	83	8
	$2,631	$2,680
The following table shows scheduled future principal payments for our debt, excluding finance leases, as of December 31, 2021.

($ in millions)	2025 Notes	2028 Notes	2029 Notes	Term Loan	2022 Convertible Notes	2026 Convertible Notes	Total
Payments Year
2022	$—	$—	$—	$—	$230	$—	$230
2023	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—
2025	250	—	—	784	—	—	1,034
2026	—	—	—	—	—	575	575
Thereafter	—	350	500	—	—	—	850
	$250	$350	$500	$784	$230	$575	$2,689

Senior Notes

Our Senior Notes, as further discussed below, include the following:
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
2025 Notes
The 2025 Notes are pari passu with, and secured by the same collateral as, our Corporate Credit Facility. We pay interest on the 2025 Notes on May 15 and November 15 of each year. We received net proceeds of approximately $493 million from the offering of the 2025 Notes, after deducting offering expenses and the underwriting discount, which were used to repay all amounts outstanding at that time on the Revolving Corporate Credit Facility. We may redeem some or all of the remaining 2025 Notes prior to maturity under the terms provided in the indenture.
During 2021, we redeemed, prior to maturity, $250 million aggregate principal amount of the 2025 Notes pursuant to the terms of the indenture governing the 2025 Notes. In connection with this redemption, we incurred charges of $19 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which was recorded in (Losses) gains and other (expense) income, net line on our Income Statement for the year ended December 31, 2021.
2028 Notes
We issued the 2028 Notes under an indenture dated October 1, 2019 with The Bank of New York Mellon Trust, as trustee. We received net proceeds of $346 million from the offering, after deducting the underwriting discount and estimated expenses. The net proceeds from the 2028 Notes were used (i) to redeem all of the outstanding 5.625% Senior Unsecured Notes due 2023 assumed in connection with the ILG Acquisition (the “IAC Notes”), (ii) to redeem all of the outstanding 5.625% Senior Unsecured Notes due 2023 offered in exchange for the IAC Notes during the third quarter of 2018 (the “Exchange Notes”), (iii) to repay a portion of the then outstanding borrowings under our Revolving Corporate Credit Facility, (iv) to pay transaction expenses and fees in connection with each of the foregoing and (v) for general corporate purposes. We pay interest on the 2028 Notes on March 15 and September 15 of each year. We may redeem some or all of the 2028 Notes prior to maturity under the terms provided in the indenture.
2029 Notes
We issued the 2029 Notes under an indenture dated June 21, 2021 with The Bank of New York Mellon Trust Company, N.A., as trustee. We received net proceeds of $493 million from the offering, after deducting the underwriting fees and transaction expenses. We used these proceeds in July 2021 to redeem, prior to maturity, $500 million of the $750 million aggregate principal amount of 6.500% Senior Unsecured Notes due 2026 issued in the third quarter of 2018 with a maturity date of September 15, 2026 (the “2026 Notes”) and pay transaction expenses and fees in connection with the transaction. We pay interest on the 2029 Notes on June 15 and December 15 of each year, commencing on December 15, 2021. We may redeem some or all of the 2029 Notes prior to maturity under the terms provided in the indenture.
2026 Notes
As noted above, in July 2021, we redeemed, prior to maturity, $500 million aggregate principal amount of the 2026 Notes pursuant to the terms of the indenture governing the 2026 Notes. Additionally, in September 2021, we redeemed, prior to maturity, the remaining $250 million aggregate principal amount of the 2026 Notes pursuant to the terms of the indenture governing the 2026 Notes. In connection with these redemptions, we incurred charges of $36 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which was recorded in (Losses) gains and other (expense) income, net line on our Income Statement for the year ended December 31, 2021.
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

The Term Loan bears interest at LIBOR plus 1.75%. Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate plus an applicable margin that varies from 0.50% to 2.75% depending on the type of loan and our credit rating. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 to 40 basis points per annum, also depending on our credit rating.
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
In 2020, we entered into a waiver (the “Waiver”) to the agreement that governs our Corporate Credit Facility, which, among other things, suspended the requirement to comply with the leverage covenant in the Revolving Corporate Credit Facility, commencing with the fiscal quarter ending June 30, 2020. The initial suspension period included in the Waiver was up to four quarters, however, in February 2021, we further amended the agreement governing our Corporate Credit Facility to extend the suspension period included in the Waiver through the end of 2021. The Waiver prohibited us from making certain restricted payments, including share repurchases and dividends. On September 9, 2021, we elected to terminate the Waiver.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625% and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480% and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000% and a floor strike rate of 1.8810% through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of December 31, 2021 and December 31, 2020. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.
The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments during 2021, 2020 and 2019. There were no reclassifications to the Income Statement for any of the periods below.

($ in millions)	2021	2020	2019
Derivative Instrument Adjustment, Beginning of Year	$(39)	$(21)	$(6)
Other comprehensive gain (loss) before reclassifications	21	(18)	(15)
Derivative Instrument Adjustment, End of Year	$(18)	$(39)	$(21)
Convertible Notes
2022 Convertible Notes
During 2017, we issued $230 million of 2022 Convertible Notes that bear interest at a rate of 1.50%, payable in cash semi-annually. The 2022 Convertible Notes mature on September 15, 2022, unless repurchased or converted in accordance with their terms prior to that date. There are no financial or operating covenants related to the 2022 Convertible Notes.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of December 31, 2021 to 6.8282 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to a conversion price of approximately $146.45 per share of our common stock), as a result of the dividends that have been declared since issuance that were greater than the quarterly dividend when the 2022 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the 2022 Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount. As of December 31, 2021, the effective interest rate was 4.73% and the remaining discount amortization period was less than one year.
Holders may convert their 2022 Convertible Notes prior to June 15, 2022 only under certain circumstances. We may not redeem the 2022 Convertible Notes prior to their maturity date. If we undergo a fundamental change, as described in the indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2022 Convertible Notes, at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. If certain fundamental changes referred to in the indenture as make-whole fundamental changes occur, the conversion rate applicable to the 2022 Convertible Notes may increase.

The following table shows the net carrying value of the 2022 Convertible Notes.

($ in millions)	At December 31, 2021	At December 31, 2020
Liability component
Principal amount	$230	$230
Unamortized debt discount	(5)	(13)
Unamortized debt issuance costs	(1)	(2)
Net carrying amount of the liability component	$224	$215

Carrying amount of equity component, net of issuance costs	$33	$33
The following table shows interest expense information related to the 2022 Convertible Notes.

($ in millions)	2021	2020	2019
Contractual interest expense	$3	$3	$3
Amortization of debt discount	8	7	6
Amortization of debt issuance costs	1	1	2
	$12	$11	$11
2022 Convertible Note Hedges and Warrants
In connection with the offering of the 2022 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2022 Convertible Note Hedges”), covering a total of approximately 1.5 million shares of our common stock, and warrant transactions (“2022 Warrants”), whereby we sold to the counterparties to the 2022 Convertible Note Hedges warrants to acquire approximately 1.5 million shares of our common stock. As of December 31, 2021, the strike prices of the 2022 Convertible Note Hedges and the 2022 Warrants were subject to adjustment to approximately $148.55 and $177.12, respectively, and no 2022 Convertible Note Hedges or 2022 Warrants have been exercised.
2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of 2026 Convertible Notes that bear interest at a rate of 0.00%. The 2026 Convertible Notes are governed by an indenture dated February 2, 2021 (the “Indenture”) among the Company, Marriott Ownership Resorts, Inc. and the other guarantors party thereto (the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). We received net proceeds from the offering of approximately $530 million after adjusting for debt issuance costs, including the discount to the initial purchasers, the cost of the 2026 Convertible Note Hedges, and proceeds from the 2026 Warrants (both as defined below).
The 2026 Convertible Notes do not bear regular interest and mature on January 15, 2026, unless earlier repurchased or converted in accordance with their terms prior to that date. On or after October 15, 2025, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the 2026 Convertible Notes, holders may convert their 2026 Convertible Notes at their option. The conversion rate is subject to adjustment for certain events as described in the Indenture, and was subject to adjustment as of December 31, 2021 to 5.8884 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $169.83 per share of our common stock), as a result of the dividends that have been declared since issuance. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the 2026 Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount.
Holders may convert their 2026 Convertible Notes prior to October 15, 2025 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2026 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events as described in the Indenture.
We may not redeem the 2026 Convertible Notes prior to their maturity date, and no sinking fund is provided for them. If we undergo a fundamental change, as described in the Indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2026 Convertible Notes. The repurchase price as a result of a fundamental change is equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the repurchase date. If certain fundamental changes referred to in the Indenture as make-whole fundamental changes occur, the conversion rate applicable to the 2026 Convertible Notes may increase.
The 2026 Convertible Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantors on a senior, unsecured basis. The 2026 Convertible Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future senior indebtedness, and senior in right of payment to all of our future subordinated debt. The 2026 Convertible Notes will be effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt, including the guarantees of borrowings outstanding under the Corporate Credit Facility and our 2025 Notes. The 2026 Convertible Notes are structurally subordinated to any existing and future indebtedness and any other liabilities and obligations of any of our subsidiaries that are not guarantors of the 2026 Convertible Notes. The guarantees will be the Guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Guarantors’ existing and future senior indebtedness, and senior in right of payment to all of the Guarantors’ future subordinated debt. The guarantees are effectively subordinated to any of the Guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including any borrowings outstanding under the Corporate Credit Facility and the 2025 Notes. The guarantees are structurally subordinated to any existing and future indebtedness and any other liabilities and obligations of any of our subsidiaries that are not guarantors of the 2026 Convertible Notes.
There are no financial or operating covenants related to the 2026 Convertible Notes. The Indenture contains customary events of default with respect to the 2026 Convertible Notes and provides that upon the occurrence and continuation of certain events of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2026 Convertible Notes then outstanding may declare all principal of and accrued and any unpaid interest on the 2026 Convertible Notes then outstanding to be immediately due and payable. In case of certain events of bankruptcy or insolvency involving the Company, all of the principal of and accrued and unpaid interest on the 2026 Convertible Notes will automatically become immediately due and payable.
We separated the 2026 Convertible Notes into liability and equity components and allocated $449 million to the liability component and $126 million to the equity component. The resulting debt discount is amortized as interest expense. As of December 31, 2021, the effective interest rate was 0.00% and the remaining debt discount amortization period was 4 years. We had debt issuance costs, including initial purchasers’ discount to underwriters, of $15 million related to the 2026 Convertible Notes, which were allocated to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the 2026 Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in shareholders’ equity.
The following table shows the net carrying value of the 2026 Convertible Notes.

($ in millions)	At December 31, 2021	At December 31, 2020
Liability component
Principal amount	$575	$—
Unamortized debt discount	(104)	—
Unamortized debt issuance costs	(10)	—
Net carrying amount of the liability component	$461	$—

Carrying amount of equity component, net of issuance costs	$117	$—

The following table shows interest expense information related to the 2026 Convertible Notes.

($ in millions)	2021	2020	2019
Amortization of debt discount	$22	$—	$—
Amortization of debt issuance costs	2	—	—
	$24	$—	$—
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
The 2026 Convertible Notes, the 2026 Convertible Note Hedges, and the 2026 Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of December 31, 2021, the strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to approximately $169.83 and $212.28, respectively, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
Finance Leases
See Footnote 14 “Leases” for information on our finance leases.
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

17. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At December 31, 2021, there were 75,519,049 shares of Marriott Vacations Worldwide common stock issued, of which 42,283,378 shares were outstanding and 33,235,671 shares were held as treasury stock. At December 31, 2020, there were 75,279,061 shares of Marriott Vacations Worldwide common stock issued, of which 41,094,248 shares were outstanding and 34,184,813 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of December 31, 2021 or December 31, 2020.
Share Repurchase Program
The following table summarizes share repurchase activity under our share repurchase programs:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2020	17,188,885	$1,340	$77.95
For the year ended December 31, 2021	492,510	78	$157.77
As of December 31, 2021	17,681,395	$1,418	$80.17
During the third quarter of 2021, our Board of Directors authorized a share repurchase program under which we may purchase shares of our common stock for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements, contractual restrictions, and other factors. Acquired shares of our common stock are held as treasury shares carried at cost in our Financial Statements. In connection with the repurchase program, we are authorized to adopt one of more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of December 31, 2021, $172 million remained available for repurchase under the authorization approved by the Board of Directors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
Subsequent to the end of 2021, our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock, as well as the extension of the duration of our existing share repurchase program to March 31, 2023.
Dividends
We declared cash dividends to holders of common stock during the year ended December 31, 2021 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt, and Board approval. There can be no assurance that we will pay dividends in the future.

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
September 10, 2021	September 23, 2021	October 7, 2021	$0.54
December 9, 2021	December 23, 2021	January 6, 2022	$0.54
Subsequent to the end of 2021, on February 18, 2022, our Board of Directors declared a quarterly dividend of $0.62 per share to be paid on March 17, 2022 to shareholders of record as of March 3, 2022.
Noncontrolling Interests
Owners’ Associations
We consolidate certain owners’ associations. Noncontrolling interests represent the portion of the owners’ associations related to third-party vacation ownership interest owners. Noncontrolling interests of $10 million and $31 million, as of December 31, 2021 and December 31, 2020, respectively, are included on our Balance Sheets as a component of equity.

18. SHARE-BASED COMPENSATION
We maintain the MVW Equity Plan for the benefit of our officers, directors and employees. Under the MVW Equity Plan, we are authorized to award: (1) RSUs of our common stock, (2) SARs relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of December 31, 2021, approximately 1.4 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

($ in millions)	2021	2020	2019
Service-based RSUs	$34	$22	$17
Performance-based RSUs	9	9	7
ILG Acquisition Converted RSUs	—	2	10
	43	33	34
SARs	8	4	3
	$51	$37	$37
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At Year-End 2021(1)	At Year-End 2020
Service-based RSUs	$33	$27
Performance-based RSUs	—	6
	33	33
SARs	2	1
	$35	$34
_________________________
(1)As of December 31, 2021, the weighted average remaining term for RSU grants outstanding at year-end 2021 was one to two years and we expect that deferred compensation expense will be recognized over a weighted average period of one to three years.
Restricted Stock Units
We have issued RSUs that vest over time, which we refer to as service-based RSUs, and RSUs that vest based on performance with respect to established criteria, which we refer to as performance-based RSUs.
The following table shows the changes in our outstanding RSUs and the associated weighted average grant-date fair values:

	2021
	Service-based		Performance-based		Total
	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU
Outstanding at year-end 2020	783,489	$88.98	550,171	$99.56	1,333,660	$93.34
Granted	260,077	$161.42	—	$—	260,077	$161.42
Distributed	(264,735)	$97.57	(35,135)	$138.68	(299,870)	$102.39
Forfeited	(13,751)	$115.94	(39,915)	$133.95	(53,666)	$129.33
Outstanding at year-end 2021	765,080	$110.14	475,121	$93.77	1,240,201	$103.87
The weighted average grant-date fair value per RSU granted in 2020 and 2019 was $95.92 and $95.66, respectively. The fair value of the RSUs which vested in 2021, 2020, and 2019 was $46 million, $30 million, and $34 million, respectively, and included $3 million, $6 million, and $15 million, respectively, related to RSUs converted from ILG equity-based RSUs to MVW equity-based RSUs in the ILG Acquisition.

Stock Appreciation Rights
The following table shows the changes in our outstanding SARs and the associated weighted average exercise prices:

	2021
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2020	622,102	$84.58
Granted	127,857	$173.88
Exercised	(122,031)	$57.78
Forfeited or expired	(1,053)	$173.88
Outstanding at year-end 2021(1)(2)	626,875	$107.86
_________________________
(1)As of December 31, 2021, outstanding SARs had a total intrinsic value of $39 million and a weighted average remaining term of 6 years.
(2)As of December 31, 2021, 356,698 SARs with a weighted average exercise price of $86.61, an aggregate intrinsic value of $29 million and a weighted average remaining contractual term of 5 years were exercisable.
The weighted average grant-date fair value per SAR granted in 2021, 2020, and 2019 was $70.66, $29.63, and $28.89, respectively. The intrinsic value of SARs which vested in 2021, 2020, and 2019, was $5 million, $4 million, and $4 million, respectively. The aggregate intrinsic value of SARs which were exercised in 2021, 2020, and 2019 was $14 million, $19 million, and $11 million, respectively.
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
The following table outlines the assumptions used to estimate the fair value of grants in 2021, 2020, and 2019:

	2021	2020	2019
Expected volatility	48.35%	38.81%	31.10%
Dividend yield	1.48%	2.13%	1.76%
Risk-free rate	0.97%	0.96%	2.59%
Expected term (in years)	6.25	6.25	6.25
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

19. VARIABLE INTEREST ENTITIES
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
The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at December 31, 2021:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,662	$—	$1,662
Interest receivable	12	—	12
Restricted cash	139	—	139
Total	$1,813	$—	$1,813
Consolidated Liabilities
Interest payable	$2	$—	$2
Securitized debt	1,877	—	1,877
Total	$1,879	$—	$1,879
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during 2021:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$217	$2	$219
Interest expense to investors	$43	$2	$45
Debt issuance cost amortization	$7	$1	$8
Administrative expenses	$3	$—	$3

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

($ in millions)	2021	2020
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$841	$371
Principal receipts	585	487
Interest receipts	228	218
Reserve release	159	16
Total	1,813	1,092
Cash Outflows
Principal to investors	(590)	(509)
Voluntary repurchases of defaulted vacation ownership notes receivable	(99)	(95)
Voluntary clean-up call	(72)	(18)
Interest to investors	(43)	(49)
Funding of restricted cash	(217)	(20)
Total	(1,021)	(691)
Net Cash Flows	$792	$401
Under the terms of our vacation ownership notes receivable securitizations, we have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. We made voluntary repurchases of defaulted vacation ownership notes receivable, net of substitutions, of $99 million during 2021, $95 million during 2020 and $54 million during 2019. We also made voluntary repurchases of $200 million, $383 million and $356 million of other non-defaulted vacation ownership notes receivable during 2021, 2020 and 2019, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to potential loss relating to the special purpose entities that purchase, sell, and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

($ in millions)	2021	2020
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$107	$315
Principal receipts	2	34
Interest receipts	2	17
Reserve release	1	2
Total	112	368
Cash Outflows
Principal to investors	—	(33)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(3)
Repayment of Warehouse Credit Facility	(107)	(300)
Interest to investors	(2)	(4)
Funding of restricted cash	(1)	(2)
Total	(110)	(342)
Net Cash Flows	$2	$26
Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii, which we assigned to a third party during 2020. If we are unable to negotiate a capital efficient inventory arrangement, we are committed to purchase the property, in its then current form, for $104 million in 2022, unless it has been sold to another party. The property is held by a VIE for which we are not the primary beneficiary as we do not control the operations of the VIE. Accordingly, we have not consolidated the VIE. As of December 31, 2021, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of less than $1 million, related to this VIE. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $1 million as of December 31, 2021.

20. BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments:
•Vacation Ownership includes a diverse portfolio of resorts that includes some of the world’s most iconic brands licensed under exclusive, long-term relationships. We are the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer, and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market, and sell whole ownership residential products under The Ritz-Carlton Residences brand and have a license to use the St. Regis brand for specified fractional ownership resorts. In addition, as part of the Welk Acquisition, we acquired the short-term license to use the Welk brand in connection with the continued operations of the Welk business. We intend to rebrand all Welk resorts as Hyatt-branded resorts once all necessary approvals have been obtained.
Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs, and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
•Exchange & Third-Party Management includes exchange networks and membership programs, as well as provision of management services to other resorts and lodging properties. We provide these services through a variety of brands including Interval International, Trading Places International, Vacation Resorts International, and Aqua-Aston. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, owners’ association management, and other related products and services.
Our CODM evaluates the performance of our segments based primarily on the results of the segment without allocating corporate expenses or income taxes. We do not allocate corporate interest expense or indirect general and administrative expenses to our segments. We include interest income specific to segment activities within the appropriate segment. We allocate depreciation, other gains and losses, equity in earnings or losses from our joint ventures, and noncontrolling interest to each of our segments as appropriate. Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to consolidated owners’ associations, as our CODM does not use this information to make operating segment resource allocations. Prior year segment information has been reclassified to conform to the current reportable segment presentation.
Our CODM uses Adjusted EBITDA to evaluate the profitability of our operating segments, and the components of net income or loss attributable to common shareholders excluded from Adjusted EBITDA are not separately evaluated. Adjusted EBITDA is defined as net income or loss attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income (loss) attributable to common shareholders is presented below.
Revenues

($ in millions)	2021	2020	2019
Vacation Ownership	$3,539	$2,530	$3,761
Exchange & Third-Party Management	320	309	454
Total segment revenues	3,859	2,839	4,215
Corporate and other	31	47	44
	$3,890	$2,886	$4,259

Adjusted EBITDA and Reconciliation to Net Income or Loss Attributable to Common Shareholders

($ in millions)	2021	2020	2019
Adjusted EBITDA Vacation Ownership	$699	$229	$794
Adjusted EBITDA Exchange & Third-Party Management	144	119	183
Reconciling items:
Corporate and other	(186)	(113)	(219)
Interest expense	(164)	(150)	(132)
Tax (provision) benefit	(74)	84	(83)
Depreciation and amortization	(146)	(123)	(141)
Share-based compensation expense	(51)	(37)	(37)
Certain items	(173)	(284)	(227)
Net income (loss) attributable to common shareholders	$49	$(275)	$138
Depreciation and Amortization

($ in millions)	2021	2020	2019
Vacation Ownership	$89	$79	$68
Exchange & Third-Party Management	48	32	47
Total segment depreciation	137	111	115
Corporate and other	9	12	26
	$146	$123	$141
Assets

($ in millions)	At December 31, 2021	At December 31, 2020
Vacation Ownership	$7,897	$6,859
Exchange & Third-Party Management	911	951
Total segment assets	8,808	7,810
Corporate and other	805	1,088
	$9,613	$8,898
Capital Expenditures (including inventory)

($ in millions)	2021	2020	2019
Vacation Ownership	$296	$191	$266
Exchange & Third-Party Management	3	7	14
Total segment capital expenditures	299	198	280
Corporate and other	(2)	4	13
	$297	$202	$293
Geographic Information
We conduct business globally, and our operations outside the United States represented approximately 10%, 10%, and 11% of our revenues, excluding cost reimbursements, for 2021, 2020, and 2019, respectively.
Revenues (excluding cost reimbursements)

($ in millions)	2021	2020	2019
United States	$2,499	$1,664	$2,810
All other countries	263	180	341
	$2,762	$1,844	$3,151

Fixed Assets

($ in millions)	At December 31, 2021	At December 31, 2020
United States	$988	$640
All other countries	148	151
	$1,136	$791

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
During the second quarter of 2021 we completed the Welk Acquisition, which was accounted for as a business combination. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the businesses that we acquired in the Welk Acquisition from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The businesses that we acquired in the Welk Acquisition represented 9% of our total assets as of December 31, 2021, and 4% of our revenues and 11% of our income before income taxes and noncontrolling interests for the year ended December 31, 2021.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes to integrate the Welk business into our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
As described below, we incorporate by reference in this Annual Report certain information appearing in the Proxy Statement that we will furnish to our shareholders for our 2022 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance
Our Proxy Statement will be filed with the SEC in connection with our 2022 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Report on the Board of Directors and its Committees” in our Proxy Statement.
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
(3) Exhibits
A shareholder who wants a copy of any of the following Exhibits may obtain one from us, without charge, upon written request. Written requests to obtain any exhibit should be sent to Marriott Vacations Worldwide Corporation, 9002 San Marco Court, Orlando, Florida 32819, Attention: Corporate Secretary. All documents referenced below are being filed as a part of this Annual Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC		8-K	2.1	11/22/2011
2.2	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub LLC(1)		8-K	2.1	5/1/2018
2.3	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.5	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.6	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.7	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.8	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.2	10/1/2019
4.9	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.10	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.11	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.10 above)		8-K	4.1	5/15/2020
4.12	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.13	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.12 above)		8-K	4.1	2/3/2021

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.14	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.15	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.14 above		8-K	4.2	6/22/2021
4.16	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.1	11/22/2011
10.2	Letter Agreement, dated as of February 21, 2013, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, supplementing the License, Services, and Development Agreement		10-Q	10.1	4/25/2013
10.3	Letter Agreement, dated May 9, 2016, among Marriott Vacations Worldwide Corporation, Marriott Worldwide Corporation and Marriott International, Inc. relating to the License, Services, and Development Agreement		10-Q	10.3	7/21/2016
10.4	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		10-K	10.4	2/27/2018
10.5	Amended and Restated Side Letter Agreement, dated as of February 26, 2018 by among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.†		10-K	10.5	2/27/2018
10.6	Letter Agreement, effective as of January 1, 2022, between Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC	X
10.7	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.2	11/22/2011
10.8	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatures thereto		10-K	10.7	2/27/2018
10.9	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.3	11/22/2011
10.10	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.4	11/22/2011
10.11	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement		10-Q	10.1	10/18/2012
10.12	Marriott Rewards Affiliation Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other signatories thereto		8-K	10.5	11/22/2011
10.13	First Amendment to Marriott Rewards Affiliation Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.		10-K	10.12	2/27/2018

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.14	Marriott Bonvoy Affiliation Agreement, dated as of November 10, 2021, by and among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.	X
10.15	Termination of Noncompetition Agreement, dated as of February 26, 2018, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		10-K	10.14	2/27/2018
10.16	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan*		10-K	10.14	2/23/2017
10.17	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	12/9/2011
10.18	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.2	12/9/2011
10.19	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	3/16/2012
10.20	Form of Non-Employee Director Share Award Confirmation*		10-K	10.17	2/25/2016
10.21	Form of Non-Employee Director Stock Appreciation Right Award Agreement*		10-K	10.16	3/21/2012
10.22	Form of Director Stock Unit Agreement*		10-Q	10.1	4/30/2015
10.23	Marriott Vacations Worldwide Corporation Change in Control Severance Plan*		8-K	10.2	3/16/2012
10.24	Form of Participation Agreement for Change in Control Severance Plan – Marriott Vacations Worldwide Corporation Change in Control Severance Plan*		8-K	10.3	3/16/2012
10.25	Marriott Vacations Worldwide Corporation Deferred Compensation Plan*		8-K	10.3	6/13/2013
10.26	Marriott Vacations Worldwide Corporation Executive Long-Term Disability Plan*		10-K	10.21	2/26/2015
10.27	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan*		8-K	10.1	6/11/2015
10.28	Third Amended and Restated Indenture and Servicing Agreement, entered into September 15, 2014 and dated as of September 1, 2014, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association		8-K	10.2	9/16/2014
10.29	Indenture Supplement, dated June 24, 2015, among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., and Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto		10-Q	10.2	7/23/2015
10.30	Second Amended and Restated Sale Agreement, entered into September 15, 2014 and dated as of September 1, 2014, between MORI SPC Series Corp. and Marriott Vacations Worldwide Owner Trust 2011-1		8-K	10.1	9/16/2014
10.31	Omnibus Amendment No. 3, dated November 23, 2015, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.1	11/25/2015

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.32	Omnibus Amendment No. 4, dated May 20, 2016, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		10-Q	10.2	7/21/2016
10.33	Indenture Supplement, dated June 16, 2016, by and among Marriott Vacations Worldwide Owner Trust 2011-1, as issuer, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the Conduits, Alternate Purchasers, Funding Agents and Non-Conduit Committed Purchasers signatory thereto		10-Q	10.1	7/21/2016
10.34	Omnibus Amendment No. 5, dated March 8, 2017, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.1	3/14/2017
10.35	Omnibus Amendment No. 6, dated August 17, 2017, relating to, among other agreements, the Third Amended and Restated Indenture and the Second Amended and Restated Sale Agreement, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC		8-K	10.3	8/21/2017
10.36	Form of Call Option Transaction Confirmation		10-Q	10.1	11/2/2017
10.37	Form of Warrant Confirmation		10-Q	10.2	11/2/2017
10.38	Form of Amendment Agreement to Warrant Confirmation		10-K	10.54	3/1/2019
10.39	Credit Agreement, dated as of August 31, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.9	9/5/2018
10.40	Amendment No. 1 to Credit Agreement, dated as of December 3, 2019, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Interval Acquisition Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		10-K	10.38	3/2/2020
10.41	Joinder Agreement, dated as of September 1, 2018, among Interval Acquisition Corp. and JPMorgan Chase Bank, N.A.		8-K	4.10	9/5/2018
10.42	Omnibus Amendment No. 8, dated August 31, 2018, relating to, among other agreements, the Third Amended and Restated Indenture, by and among Marriott Vacations Worldwide Owner Trust 2011-1, Marriott Ownership Resorts, Inc., Wells Fargo Bank, National Association, MORI SPC Series Corp., Marriott Vacations Worldwide Corporation, the Purchasers signatory thereto, Deutsche Bank AG, New York Branch, Wilmington Trust, National Association, and MVCO Series LLC.		10-Q	10.3	11/7/2018
10.43	Deferred Compensation Plan for Non-Employee Directors*		S-1(2)	10.12	8/1/2018
10.44	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, as amended*		S-8(2)	10.1	8/5/2016
10.45	Form of Terms and Conditions for Annual RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.1	5/8/2014

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.46	Form of Terms and Conditions for Adjusted EBITDA Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.2	5/8/2014
10.47	Form of Terms and Conditions for TSR-Based Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.3	5/8/2014
10.48	Employee Matters Agreement, dated as of October 27, 2015 among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc., as amended		8-K(2)	10.6	5/12/2016
10.49	License, Services and Development Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.1	5/12/2016
10.50	Tax Matters Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.3	5/12/2016
10.51	Starwood Preferred Guest Affiliation Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc., Preferred Guest, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.5	5/12/2016
10.52	Termination of Noncompetition Agreement, effective September 1, 2018, between Starwood Hotels & Resorts Worldwide, LLC (formerly Starwood Hotels & Resorts Worldwide, Inc.) and Vistana Signatures Experiences, Inc.		8-K	10.2	9/20/2018
10.53	Letter of Agreement, effective September 1, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signatures Experiences, Inc., ILG, LLC, Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC and Starwood Hotels & Resorts Worldwide, LLC		8-K	10.1	9/20/2018
10.54	Amendment No. 2 to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, dated February 25, 2018*		10-Q(2)	10.2	5/4/2018
10.55	Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert, dated as of March 24, 2017*		10-Q(2)	10.2	5/5/2017
10.56	Amendment dated March 28, 2018 to Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert*		10-Q(2)	10.1	5/4/2018
10.57	Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		DEF 14A	Appendix A	3/30/2020
10.58	Form of Call Option Transaction Confirmation		8-K	10.1	2/3/2021
10.59	Form of Warrant Confirmation		8-K	10.2	2/3/2021
21.1	Significant Subsidiaries of Marriott Vacations Worldwide Corporation	X
22.1	List of the Issuer and its Guarantor Subsidiaries	X
23.1	Consent of Ernst & Young LLP	X
24.1	Powers of Attorney (included on the signature pages hereto)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date: March 1, 2022	By:	/s/ Stephen P. Weisz
Stephen P. Weisz
Chief Executive Officer
POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Stephen P. Weisz, Anthony E. Terry, and James H Hunter, IV, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on our behalf in the capacities and on the date indicated above.

Principal Executive Officer:
/s/ Stephen P. Weisz	Chief Executive Officer and Director
Stephen P. Weisz

Principal Financial Officer:
/s/ Anthony E. Terry	Executive Vice President and Chief Financial Officer
Anthony E. Terry

Principal Accounting Officer:
/s/ Laurie A. Sullivan	Senior Vice President, Corporate Controller and Chief Accounting Officer
Laurie A. Sullivan
Directors:

/s/ William J. Shaw	/s/ Melquiades R. Martinez
William J. Shaw, Director, Chairman	Melquiades R. Martinez, Director

/s/ C.E. Andrews	/s/ William W. McCarten
C.E. Andrews, Director	William W. McCarten, Director

/s/ Lizanne Galbreath	/s/ Dianna F. Morgan
Lizanne Galbreath, Director	Dianna F. Morgan, Director

/s/ Raymond L. Gellein, Jr.	/s/ Stephen R. Quazzo
Raymond L. Gellein, Jr., Director	Stephen R. Quazzo, Director

/s/ Thomas J. Hutchison III	/s/ Jonice G. Tucker
Thomas J. Hutchison III, Director	Jonice G. Tucker, Director