Form 10-Q
period 2022-03-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2022-05-09
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of May 2, 2022 was 41,432,080.

MARRIOTT VACATIONS WORLDWIDE CORPORATION
FORM 10-Q TABLE OF CONTENTS
Throughout this report, we refer to Marriott Vacations Worldwide Corporation, together with its consolidated subsidiaries, as “Marriott Vacations Worldwide,” “MVW,” “we,” “us,” or “the Company.” We also refer to brands that we own, as well as those brands that we license, as our brands. All brand names, trademarks, service marks, and trade names cited in this report are the property of their respective owners, including those of other companies and organizations. Solely for convenience, trademarks, trade names, and service marks referred to in this report may appear without the ® or TM symbols, however such references are not intended to indicate in any way that MVW or the owner, as applicable, will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names, and service marks.
Capitalized terms used and not specifically defined herein have the same meanings given those terms in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). When discussing our properties or markets, we refer to the United States, Mexico, Central America, and the Caribbean as “North America.”
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
REVENUES
Sale of vacation ownership products	$310	$163
Management and exchange	222	193
Rental	133	89
Financing	71	59
Cost reimbursements	316	255
TOTAL REVENUES	1,052	759
EXPENSES
Cost of vacation ownership products	60	40
Marketing and sales	182	109
Management and exchange	127	117
Rental	81	82
Financing	21	21
General and administrative	61	46
Depreciation and amortization	33	41
Litigation charges	3	3
Royalty fee	27	25
Cost reimbursements	316	255
TOTAL EXPENSES	911	739
Gains and other income, net	4	6
Interest expense	(27)	(43)
Transaction and integration costs	(28)	(19)
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	90	(36)
(Provision for) benefit from income taxes	(32)	11
NET INCOME (LOSS)	58	(25)
Net income attributable to noncontrolling interests	—	(3)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$58	$(28)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$1.36	$(0.68)
Diluted	$1.23	$(0.68)

CASH DIVIDENDS DECLARED PER SHARE	$0.62	$—
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
NET INCOME (LOSS)	$58	$(25)

Foreign currency translation adjustments	4	(3)
Derivative instrument adjustment, net of tax	16	6
OTHER COMPREHENSIVE GAIN, NET OF TAX	20	3

Net income attributable to noncontrolling interests	—	(3)
Other comprehensive income attributable to noncontrolling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(3)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$78	$(25)
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$354	$342
Restricted cash (including $78 and $139 from VIEs, respectively)	296	461
Accounts receivable, net (including $12 and $12 from VIEs, respectively)	234	279
Vacation ownership notes receivable, net (including $1,661 and $1,662 from VIEs, respectively)	2,030	2,045
Inventory	693	719
Property and equipment, net	1,162	1,136
Goodwill	3,142	3,150
Intangibles, net	978	993
Other (including $74 and $76 from VIEs, respectively)	614	488
TOTAL ASSETS	$9,503	$9,613

LIABILITIES AND EQUITY
Accounts payable	$212	$265
Advance deposits	194	160
Accrued liabilities (including $2 and $2 from VIEs, respectively)	347	345
Deferred revenue	507	453
Payroll and benefits liability	214	201
Deferred compensation liability	136	142
Securitized debt, net (including $1,799 and $1,877 from VIEs, respectively)	1,779	1,856
Debt, net	2,751	2,631
Other	206	224
Deferred taxes	333	350
TOTAL LIABILITIES	6,679	6,627
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,721,548 and 75,519,049 shares issued, respectively	1	1
Treasury stock — at cost; 33,971,376 and 33,235,671 shares, respectively	(1,474)	(1,356)
Additional paid-in capital	3,945	4,072
Accumulated other comprehensive loss	4	(16)
Retained earnings	338	275
TOTAL MVW SHAREHOLDERS' EQUITY	2,814	2,976
Noncontrolling interests	10	10
TOTAL EQUITY	2,824	2,986
TOTAL LIABILITIES AND EQUITY	$9,503	$9,613
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES
Net income (loss)	$58	$(25)
Adjustments to reconcile net income (loss) to net cash, cash equivalents and restricted cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	33	41
Amortization of debt discount and issuance costs	5	11
Vacation ownership notes receivable reserve	29	14
Share-based compensation	8	8
Deferred income taxes	18	15
Net change in assets and liabilities:
Accounts receivable	45	51
Vacation ownership notes receivable originations	(205)	(108)
Vacation ownership notes receivable collections	188	165
Inventory	28	(26)
Other assets	(134)	(138)
Accounts payable, advance deposits and accrued liabilities	12	(30)
Deferred revenue	54	102
Payroll and benefit liabilities	13	31
Deferred compensation liability	(7)	(2)
Other liabilities	(3)	5
Deconsolidation of certain Consolidated Property Owners' Associations	—	(71)
Purchase of vacation ownership units for future transfer to inventory	(12)	(99)
Other, net	(1)	(4)
Net cash, cash equivalents and restricted cash provided by (used in) operating activities	129	(60)
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(9)	(7)
Purchase of company owned life insurance	(4)	(1)
Dispositions, net	3	—
Net cash, cash equivalents and restricted cash used in investing activities	(10)	(8)

Continued

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
FINANCING ACTIVITIES
Borrowings from securitization transactions	102	—
Repayment of debt related to securitization transactions	(178)	(159)
Proceeds from debt	30	561
Repayments of debt	(30)	(100)
Purchase of convertible note hedges	—	(100)
Proceeds from issuance of warrants	—	70
Finance lease payment	(2)	—
Payment of debt issuance costs	(4)	(2)
Repurchase of common stock	(119)	—
Payment of dividends	(49)	—
Payment of withholding taxes on vesting of restricted stock units	(22)	(15)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(272)	255
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Change in cash, cash equivalents and restricted cash	(153)	186
Cash, cash equivalents and restricted cash, beginning of period	803	992
Cash, cash equivalents and restricted cash, end of period	$650	$1,178

SUPPLEMENTAL DISCLOSURES
Non-cash transfer from property and equipment to inventory	$2	$3
Non-cash transfer from inventory to property and equipment	31	2
Non-cash transfer of other assets to property and equipment	13	22
Non-cash issuance of debt in connection with asset acquisition	11	—
Non-cash issuance of treasury stock for employee stock purchase plan	1	—

Interest paid, net of amounts capitalized	30	53
Income tax refunds, net of income taxes paid	(7)	(30)

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.5	BALANCE AT DECEMBER 31, 2021	$1	$(1,356)	$4,072	$(16)	$275	$2,976	$10	$2,986
—	Impact of adoption of ASU 2020-06	—	—	(111)	—	31	(80)	—	(80)
75.5	OPENING BALANCE 2022	1	(1,356)	3,961	(16)	306	2,896	10	2,906
—	Net income	—	—	—	—	58	58	—	58
—	Foreign currency translation adjustments	—	—	—	4	—	4	—	4
—	Derivative instrument adjustment	—	—	—	16	—	16	—	16
0.2	Share-based compensation plans	—	1	(16)	—	—	(15)	—	(15)
—	Repurchase of common stock	—	(119)	—	—	—	(119)	—	(119)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.7	BALANCE AT MARCH 31, 2022	$1	$(1,474)	$3,945	$4	$338	$2,814	$10	$2,824

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.3	BALANCE AT DECEMBER 31, 2020	$1	$(1,334)	$3,760	$(48)	$272	$2,651	$31	$2,682
—	Net (loss) income	—	—	—	—	(28)	(28)	3	(25)
—	Foreign currency translation adjustments	—	—	—	(3)	—	(3)	—	(3)
—	Derivative instrument adjustment	—	—	—	6	—	6	—	6
0.2	Share-based compensation plans	—	—	(4)	—	—	(4)	—	(4)
—	Equity component of convertible notes, net of issuance costs	—	—	117	—	—	117	—	117
—	Purchase of convertible note hedges	—	—	(100)	—	—	(100)	—	(100)
—	Issuance of warrants	—	—	70	—	—	70	—	70
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(5)	(5)
75.5	BALANCE AT MARCH 31, 2021	$1	$(1,334)	$3,843	$(45)	$244	$2,709	$29	$2,738

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The Interim Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW” or “the Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Interim Consolidated Financial Statements, unless otherwise noted. Capitalized terms used and not specifically defined herein have the same meanings given those terms in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). We use certain other terms that are defined within these Financial Statements.
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
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations, and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, the impact of the COVID-19 pandemic and seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our 2021 Annual Report.
Acquisition of Welk
On April 1, 2021, we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. We refer to the business and brands that we acquired as “Legacy-Welk.” See Footnote 3 “Acquisitions” for more information on the Welk Acquisition.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
New Accounting Standards
Accounting Standards Update 2020-06 – “Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”)
In the first quarter of 2022, we adopted accounting standards update (“ASU”) 2020-06, using the modified retrospective method. Under ASU 2020-06, we no longer separate our convertible notes into liability and equity components, and we are required to calculate the impact of our convertible notes on diluted earnings per share using the “if-converted” method, regardless of intent to settle or partially settle the debt in cash. Under the “if-converted” method, diluted earnings per share would generally be calculated assuming that all of our convertible notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the “if- converted” method reduces our reported diluted earnings per share. The impacts of the adoption were recorded as a cumulative effect in the opening balance of retained earnings and the conversion feature related to our convertible notes was reclassified from equity to liabilities. In addition, we eliminated the related equity adjustment associated with the deferred tax liability. The adoption of ASU 2020-06 on January 1, 2022 resulted in an increase in debt of $107 million, a decrease in additional paid-in capital of $111 million, and a decrease in deferred taxes of $27 million, as well as a cumulative effect adjustment to the opening balance of retained earnings of $31 million. The remaining debt issuance costs will continue to be amortized over the term of our convertible notes. The prior period consolidated financial statements have not been retrospectively restated and continue to be reported under the accounting standards in effect for those periods.
Accounting Standards Update 2021-08 - “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”)
In the first quarter of 2022, we adopted ASU 2021-08, which amended ASC 805 to require entities to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers in a business combination. The adoption of ASU 2021-08 on January 1, 2022 did not have a material impact on our financial statements and disclosure. In the event that we complete business combinations in the future, the application of ASU 2021-08 could result in higher acquired deferred revenue.
Future Adoption of Accounting Standards
Accounting Standards Update 2020-04 – “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”)
In March 2020, the FASB issued ASU 2020-04, as amended, which provides optional expedients and exceptions to existing guidance on contract modifications and hedge accounting in an effort to ease the financial reporting burdens related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. This update was effective upon issuance and issuers may generally elect to adopt the optional expedients and exceptions over time through December 31, 2022. As of March 31, 2022, the interest rate applicable to borrowings under our existing Term Loan (as defined in Footnote 13 “Debt”) and Warehouse Credit Facility (as defined in Footnote 12 “Securitized Debt”) generally continue to reference LIBOR, as do certain interest rate swaps and collars. These instruments have not yet discontinued the use of LIBOR. To the extent these instruments are amended to reference a different benchmark interest rate, we may elect to utilize the relief available in ASU 2020-04. When we renew or amend our remaining existing debt instruments, we will determine a replacement rate for LIBOR. We have not adopted any of the optional expedients or exceptions as of March 31, 2022, but will continue to evaluate their adoption during the effective period as circumstances evolve.
Accounting Standards Update 2022-02 – “Financial Instruments–Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”)
In March 2022, the FASB issued ASU 2022-02, which eliminates the recognition and measurement guidance applicable to troubled debt restructurings for creditors and enhances disclosure requirements with respect to loan modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination to be presented in the vintage disclosures for financing receivables. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We are evaluating the impact that adoption of ASU 2022-02, including the timing of implementation, will have on our financial statements and disclosures; however, we do not expect adoption to have a material effect on our financial statements or disclosures other than disclosure changes related to vintage disclosures for financing receivables.

3.	ACQUISITIONS
Welk Acquisition
On April 1, 2021 (the “Welk Acquisition Date”), we completed the Welk Acquisition. The following table presents the fair value of each type of consideration transferred at the Welk Acquisition Date, as finalized at March 31, 2022.

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
Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Welk Acquisition as a business combination, which required us to record the assets acquired and liabilities assumed at fair value as of the Welk Acquisition Date. The values attributed to Vacation ownership notes receivable, Inventory, Property and equipment, Intangible assets, and Securitized debt from VIEs are based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC Topic 820, “Fair Value Measurements” (“ASC 820”). The value attributed to Debt is based on Level 2 inputs in accordance with ASC 820. During the first quarter of 2022, we finalized our allocation of the purchase price to the acquired assets and liabilities. The following table presents the fair values of the assets that we acquired and the liabilities that we assumed in connection with the business combination as previously reported at December 31, 2021, and as finalized at March 31, 2022. During the first quarter of 2022, we refined our valuation models related to certain acquired assets and liabilities as follows:

($ in millions)	April 1, 2021 (as reported at December 31, 2021)	Adjustments	April 1, 2021 (as finalized at March 31, 2022)
Vacation ownership notes receivable, net	$255	$—	$255
Inventory	111	—	111
Property and equipment	83	—	83
Intangible assets	102	—	102
Other assets	19	—	19
Deferred taxes	(32)	8	(24)
Debt	(189)	—	(189)
Securitized debt	(184)	—	(184)
Other liabilities	(93)	—	(93)
Net assets acquired	72	8	80
Goodwill(1)	333	(8)	325
	$405	$—	$405
_________________________
(1)Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired. It represents the value that we expect to obtain from growth opportunities from our combined operations and is not deductible for tax purposes.
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Marriott Vacations Worldwide and Welk as if we had completed the Welk Acquisition on December 31, 2019, the last day of our 2019 fiscal year, but using the fair values of assets and liabilities as of the Welk Acquisition Date set forth above. As required by GAAP, these unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Welk Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

There were no Welk Acquisition-related costs included in the unaudited pro forma results below for the three months ended March 31, 2021.

Three Months Ended
($ in millions, except per share data)	March 31, 2021
Revenues	$806
Net loss	$(12)
Net loss attributable to common shareholders	$(15)
LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(0.36)
Diluted	$(0.36)
Welk Results of Operations
The following table presents the results of Welk operations included in our Income Statement for the three months ended March 31, 2022.

($ in millions)	Three Months Ended March 31, 2022
Revenue	$51
Net income	$8
Other Acquisitions
Bali
During the first quarter of 2022, we acquired 88 completed vacation ownership units, as well as a sales center, located in Bali, Indonesia for $36 million. The transaction was accounted for as an asset acquisition with the purchase price allocated to Property and equipment. As consideration for the acquisition, we paid $12 million in cash and issued a non-interest bearing note payable for $11 million. Further, we reclassified $13 million of previous deposits associated with the project from Other assets to Property and equipment.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment
The following tables detail the sources of revenue by segment for the time periods presented.

	Three Months Ended March 31, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$310	$—	$—	$310

Ancillary revenues	54	1	—	55
Management fee revenues	42	10	(3)	49
Exchange and other services revenues	30	53	35	118
Management and exchange	126	64	32	222

Rental	122	11	—	133

Cost reimbursements	327	9	(20)	316
Revenue from contracts with customers	885	84	12	981

Financing	71	—	—	71
Total Revenues	$956	$84	$12	$1,052

	Three Months Ended March 31, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$163	$—	$—	$163

Ancillary revenues	28	—	—	28
Management fee revenues	38	5	(6)	37
Exchange and other services revenues	28	55	45	128
Management and exchange	94	60	39	193

Rental	77	12	—	89

Cost reimbursements	268	14	(27)	255
Revenue from contracts with customers	602	86	12	700

Financing	59	—	—	59
Total Revenues	$661	$86	$12	$759
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended March 31, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$517	$38	$12	$567
Goods or services transferred at a point in time	368	46	—	414
Revenue from contracts with customers	$885	$84	$12	$981

	Three Months Ended March 31, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$408	$37	$12	$457
Goods or services transferred at a point in time	194	49	—	243
Revenue from contracts with customers	$602	$86	$12	$700
Sale of Vacation Ownership Products
Revenue recognized during the first quarter of 2022 due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods was $1 million.

Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either March 31, 2022 or December 31, 2021.

($ in millions)	At March 31, 2022	At December 31, 2021
Receivables from Contracts with Customers
Accounts receivable	$140	$172
Vacation ownership notes receivable, net	2,030	2,045
	$2,170	$2,217
Contract Liabilities
Advance deposits	$194	$160
Deferred revenue	507	453
	$701	$613
Revenue recognized during the first quarter of 2022 that was included in our contract liabilities balance at December 31, 2021 was $126 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At March 31, 2022, approximately 86% of this amount is expected to be recognized as revenue over the next two years.
Accounts Receivable
Accounts receivable is comprised of amounts due from customers, primarily owners’ associations, resort developers and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts receivable balances:

($ in millions)	At March 31, 2022	At December 31, 2021
Receivables from contracts with customers	$140	$172
Interest receivable	14	14
Tax receivable	34	48
Indemnification assets	21	22
Employee tax credit receivable	17	19
Other	8	4
	$234	$279

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income, less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 35.6% and 29.8% for the three months ended March 31, 2022 and March 31, 2021, respectively. The change in the effective tax rate is predominately attributable to an increase in pre-tax income and an increase in the reserve for uncertain tax benefits.

Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the three months ended March 31, 2022. These unrecognized tax benefits relate to uncertain income tax positions, which would affect the effective tax rate if recognized.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2021	$26
Increases related to tax positions taken during a prior period	2
Balance at March 31, 2022	$28
The total amount of gross interest and penalties accrued was $45 million at March 31, 2022 and $42 million at December 31, 2021. We anticipate $14 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2019. The amount of the unrecognized tax benefit may increase or decrease as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	March 31, 2022			December 31, 2021
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,345	$316	$1,661	$1,308	$354	$1,662
Non-securitized
Eligible for securitization(1)	102	1	103	96	1	97
Not eligible for securitization(1)	249	17	266	267	19	286
Subtotal	351	18	369	363	20	383
	$1,696	$334	$2,030	$1,671	$374	$2,045
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

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Interest income associated with vacation ownership notes receivable — securitized	$59	$48
Interest income associated with vacation ownership notes receivable — non-securitized	10	9
Total interest income associated with vacation ownership notes receivable	$69	$57

Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of reserves, and interest rates for our acquired vacation ownership notes receivable at March 31, 2022.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2022, remaining	$2	$52	$54
2023	2	47	49
2024	2	47	49
2025	2	44	46
2026	2	39	41
Thereafter	8	87	95
Balance at March 31, 2022	$18	$316	$334
Weighted average stated interest rate	13.8%	14.2%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following table summarizes activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2021	$47	$23	$70
Write-offs	(11)	—	(11)
Recoveries	7	—	7
Defaulted vacation ownership notes receivable repurchase activity(1)	8	(8)	—
(Decrease) increase in vacation ownership notes receivable reserve	(5)	5	—
Balance at March 31, 2022	$46	$20	$66
_________________________
(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchase securitized vacation ownership notes receivable.
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at March 31, 2022.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2022, remaining	$45	$97	$142
2023	29	130	159
2024	27	132	159
2025	27	135	162
2026	27	140	167
Thereafter	196	711	907
Balance at March 31, 2022	$351	$1,345	$1,696
Weighted average stated interest rate	12.8%	12.9%	12.9%
Range of stated interest rates	0.0% to 20.9%	0.0% to 19.9%	0.0% to 20.9%

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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2021	$193	$140	$333
Increase in vacation ownership notes receivable reserve	25	4	29
Securitizations(1)	(21)	21	—
Write-offs	(19)	—	(19)
Defaulted vacation ownership notes receivable repurchase activity(2)	15	(15)	—
Balance at March 31, 2022	$193	$150	$343
_________________________
(1)Reflects the change attributable to the transfer of the reserve from the non-securitized vacation ownership notes receivable reserve to the securitized vacation ownership notes receivable reserve, when MVW 2021-2 LLC purchased the remaining vacation ownership notes receivable that were securitized during the fourth quarter of 2021, and when we securitized vacation ownership notes receivable under our Warehouse Credit Facility (as defined in Footnote 12 “Securitized Debt”) during the first quarter of 2022.
(2)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchase securitized vacation ownership notes receivable.
Credit Quality of Vacation Ownership Notes Receivable
Legacy-MVW Vacation Ownership Notes Receivable
For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.71% as of March 31, 2022, and 6.74% as of December 31, 2021. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $6 million as of both March 31, 2022 and December 31, 2021.
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

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2022	$84	$9	$93
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2021	$88	$8	$96

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of March 31, 2022 and December 31, 2021.

	Legacy-MVW Vacation Ownership Notes Receivable
	As of March 31, 2022			As of December 31, 2021
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$6	$18	$24	$6	$20	$26
91 – 150 days past due	3	9	12	4	8	12
Greater than 150 days past due	81	—	81	84	—	84
Total past due	90	27	117	94	28	122
Current	163	1,042	1,205	180	1,027	1,207
Total vacation ownership notes receivable	$253	$1,069	$1,322	$274	$1,055	$1,329
The following table details the origination year of our Legacy-MVW vacation ownership notes receivable as of March 31, 2022.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Year of Origination
2022	$83	$16	$99
2021	37	349	386
2020	19	151	170
2019	42	226	268
2018	26	145	171
2017 & Prior	46	182	228
	$253	$1,069	$1,322
Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
At March 31, 2022 and December 31, 2021, the weighted average FICO score within our consolidated Legacy-ILG and Legacy-Welk vacation ownership notes receivable pools was 708 and 707, respectively, based upon the FICO score of the borrower at the time of origination. The average estimated rate for all future defaults for our Legacy-ILG and Legacy-Welk consolidated outstanding pool of vacation ownership notes receivable was 17.14% as of March 31, 2022 and 17.33% as of December 31, 2021. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG and Legacy-Welk vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $4 million as of both March 31, 2022 and December 31, 2021.
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

	Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2022	$115	$9	$124
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2021	$114	$10	$124

The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG and Legacy-Welk vacation ownership notes receivable as of March 31, 2022 and December 31, 2021.

	Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
	As of March 31, 2022			As of December 31, 2021
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$11	$21	$32	$16	$24	$40
91 – 120 days past due	4	5	9	4	6	10
Greater than 120 days past due	111	4	115	110	4	114
Total past due	126	30	156	130	34	164
Current	229	732	961	219	735	954
Total vacation ownership notes receivable	$355	$762	$1,117	$349	$769	$1,118
The following tables show the Legacy-ILG and Legacy-Welk acquired vacation ownership notes receivable, before reserves, by brand and FICO score.

	Acquired Vacation Ownership Notes Receivable as of March 31, 2022
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$48	$30	$3	$7	$88
Sheraton	49	43	7	19	118
Hyatt	7	5	1	—	13
Welk	102	71	1	2	176
Other	1	1	—	2	4
	$207	$150	$12	$30	$399

	Acquired Vacation Ownership Notes Receivable as of December 31, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$52	$32	$3	$8	$95
Sheraton	54	48	8	23	133
Hyatt	8	6	1	—	15
Welk	115	79	1	2	197
Other	2	—	—	2	4
	$231	$165	$13	$35	$444

The following tables detail the origination year of our Legacy-ILG and Legacy-Welk acquired vacation ownership notes receivable by brand and FICO score as of March 31, 2022.

	Acquired Vacation Ownership Notes Receivable 2018 & Prior
($ in millions)	Westin	Sheraton	Hyatt & Other	Total
700 +	$48	$49	$8	$105
600 - 699	30	43	6	79
< 600	3	7	1	11
No Score	7	19	2	28
	$88	$118	$17	$223

	Acquired Vacation Ownership Notes Receivable - Welk
($ in millions)	2021	2020	2019	2018 & Prior	Total
700 +	$8	$22	$26	$46	$102
600 - 699	4	13	19	35	71
< 600	—	1	—	—	1
No Score	—	—	1	1	2
	$12	$36	$46	$82	$176
The following tables show the Legacy-ILG and Legacy-Welk originated vacation ownership notes receivable, before reserves, by brand and FICO score.

	Originated Vacation Ownership Notes Receivable as of March 31, 2022
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$148	$68	$9	$40	$265
Sheraton	138	98	20	46	302
Hyatt	23	11	1	—	35
Welk	79	34	1	1	115
	$388	$211	$31	$87	$717

	Originated Vacation Ownership Notes Receivable as of December 31, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$143	$66	$8	$34	$251
Sheraton	136	94	20	46	296
Hyatt	22	11	—	—	33
Welk	65	27	1	1	94
	$366	$198	$29	$81	$674

The following tables detail the origination year of our Legacy-ILG and Legacy-Welk originated vacation ownership notes receivable by brand and FICO score as of March 31, 2022.

	Originated Vacation Ownership Notes Receivable - Westin
($ in millions)	2022	2021	2020	2019	2018	Total
700 +	$21	$61	$20	$38	$8	$148
600 - 699	6	29	9	20	4	68
< 600	1	3	2	2	1	9
No Score	18	9	4	8	1	40
	$46	$102	$35	$68	$14	$265

	Originated Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2022	2021	2020	2019	2018	Total
700 +	$17	$56	$21	$35	$9	$138
600 - 699	8	43	14	25	8	98
< 600	1	9	4	5	1	20
No Score	5	11	8	18	4	46
	$31	$119	$47	$83	$22	$302

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2022	2021	2020	2019	2018	Total
700 +	$5	$9	$3	$5	$1	$23
600 - 699	3	4	1	2	1	11
< 600	—	1	—	—	—	1
No Score	—	—	—	—	—	—
	$8	$14	$4	$7	$2	$35

	Originated Vacation Ownership Notes Receivable - Welk
($ in millions)	2022	2021	2020	2019	2018	Total
700 +	$24	$55	$—	$—	$—	$79
600 - 699	11	23	—	—	—	34
< 600	—	1	—	—	—	1
No Score	1	—	—	—	—	1
	$36	$79	$—	$—	$—	$115

7.	FINANCIAL INSTRUMENTS
The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts receivable, deposits included in Other assets, Accounts payable, Advance deposits, and Accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At March 31, 2022		At December 31, 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable	$2,030	$2,091	$2,045	$2,102
Other assets	74	74	76	76
Total financial assets	$2,104	$2,165	$2,121	$2,178

Securitized debt, net	$(1,779)	$(1,745)	$(1,856)	$(1,900)
2025 Notes, net	(248)	(257)	(248)	(261)
2028 Notes, net	(346)	(338)	(346)	(362)
2029 Notes, net	(493)	(474)	(493)	(505)
Term Loan, net	(777)	(763)	(776)	(784)
2022 Convertible Notes, net(1)	(229)	(265)	(224)	(280)
2026 Convertible Notes, net(1)	(563)	(632)	(461)	(682)
Non-interest bearing note payable, net	(11)	(11)	—	—
Total financial liabilities	$(4,446)	$(4,485)	$(4,404)	$(4,774)
_________________________
(1)Prior period amounts have not been adjusted due to our adoption of ASU 2020-06 under the modified retrospective method. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for information on our adoption of ASU 2020-06.
Vacation Ownership Notes Receivable

	At March 31, 2022		At December 31, 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable
Securitized	$1,661	$1,715	$1,662	$1,712

Eligible for securitization	103	110	97	104
Not eligible for securitization	266	266	286	286
Non-securitized	369	376	383	390
	$2,030	$2,091	$2,045	$2,102
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
Other Assets
Other assets include $74 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Senior Notes
We estimate the fair value of our 2025 Notes, 2028 Notes, and 2029 Notes (each as defined in Footnote 13 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
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
Non-Interest Bearing Note Payable
The carrying value of our non-interest bearing note payable issued in connection with the acquisition of vacation ownership units located in Bali, Indonesia approximates fair value, because the imputed interest rate used to discount this note payable is consistent with current market rates. We concluded that this fair value measurement should be categorized within Level 3.

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
We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. ASU 2020-06 was applicable to our convertible notes outstanding as of adoption and requires us to calculate the impact of our convertible notes on diluted earnings per share using the “if-converted” method, regardless of our intent to settle or partially settle the debt in cash. Under the “if-converted” method, shares issuable upon conversion of our convertible notes are assumed to be converted into common stock at the beginning of the period, to the extent dilutive. Earnings per share for the three months ended March 31, 2021 have not been retrospectively restated and continue to be reported under the accounting standards in effect for that period.
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

	Three Months Ended
(in millions, except per share amounts)	March 31, 2022(1)	March 31, 2021
Computation of Basic Earnings (Loss) Per Share Attributable to Common Shareholders
Net income (loss) attributable to common shareholders	$58	$(28)
Shares for basic earnings (loss) per share	42.4	41.4
Basic earnings (loss) per share	$1.36	$(0.68)
Computation of Diluted Earnings (Loss) Per Share Attributable to Common Shareholders
Net income (loss) attributable to common shareholders	$58	$(28)
Add back of interest expense related to convertible notes subsequent to the adoption of ASU 2020-06, net of tax	1	—
Numerator used to calculate diluted EPS	$59	$(28)

Shares for basic earnings (loss) per share	42.4	41.4
Effect of dilutive shares outstanding (2)
Employee SARs	0.2	—
Restricted stock units	0.3	—
2022 Convertible Notes ($230 million of principal)	1.6	—
2026 Convertible Notes ($575 million of principal)	3.4	—
Shares for diluted earnings (loss) per share	47.9	41.4
Diluted earnings (loss) per share	$1.23	$(0.68)
_______________________________
(1)The computation of diluted earnings per share attributable to common shareholders excludes approximately 300,000 shares of common stock, the maximum number of shares issuable as of March 31, 2022, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

(2)For the first quarter of 2021, the following potentially dilutive securities were excluded from the above calculation of diluted net loss per share attributable to common shareholders during the periods presented, as the effects of including these securities would have been anti-dilutive.

Three Months Ended
(in millions)	March 31, 2021
Employee SARs	0.2
Restricted stock units	0.5
2022 Convertible Notes ($230 million of principal)	0.1
0.8
In accordance with the applicable accounting guidance for calculating earnings per share, for the first quarter of 2022, we excluded from our calculation of diluted earnings per share 126,169 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise price of $173.88 of such SARs was greater than the average market price for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At March 31, 2022	At December 31, 2021
Real estate inventory(1)	$684	$710
Other	9	9
	$693	$719
_________________________
(1)Represents completed inventory that is registered for sale as vacation ownership interests and vacation ownership inventory expected to be reacquired pursuant to estimated future foreclosures.
We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $7 million during the first quarter of 2022 and by $1 million during the first quarter of 2021.
In addition to the above, at March 31, 2022 and December 31, 2021, we had $496 million and $460 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.

10.	GOODWILL AND INTANGIBLES
Goodwill
The following table details the carrying amount of our goodwill at March 31, 2022 and December 31, 2021, and reflects goodwill attributed to the ILG Acquisition and the Welk Acquisition.

($ in millions)	Vacation Ownership Reporting Unit	Exchange & Third-Party Management Reporting Unit	Total Consolidated
Balance at December 31, 2021	$2,778	$372	$3,150
Measurement period adjustments	(8)	—	(8)
Balance at March 31, 2022	$2,770	$372	$3,142

Intangible Assets
The following table details the composition of our intangible asset balances:

($ in millions)	At March 31, 2022	At December 31, 2021
Definite-lived intangible assets
Member relationships	$671	$671
Management contracts	452	452
	1,123	1,123
Accumulated amortization	(209)	(194)
	914	929
Indefinite-lived intangible assets
Trade names	64	64
	$978	$993

11.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of March 31, 2022, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $97 million, of which we expect $43 million, $30 million, $13 million, $8 million, and $3 million will be paid in the remainder of 2022, 2023, 2024, 2025, and 2026 and thereafter, respectively.
•We have a commitment to acquire real estate for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 16 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this transaction.
•We have commitments to acquire inventory from our managed owners’ associations in the remainder of 2022 for $79 million.
Surety bonds issued as of March 31, 2022 totaled $120 million, the majority of which were requested by federal, state, or local governments in connection with our operations.
As of March 31, 2022, we had $2 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”). In addition, as of March 31, 2022, we had $2 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. At March 31, 2022, our maximum exposure under fixed dollar guarantees was $8 million, of which $1 million, $2 million, $2 million, $1 million, $1 million, and $1 million relate to the remainder of 2022, 2023, 2024, 2025, 2026, and thereafter, respectively.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At March 31, 2022, our expected commitment for the remainder of 2022 is $10 million, which will ultimately be recorded as a component of rental expense on our income statement.

Loss Contingencies
In February 2019, the owners’ association for the St. Regis Residence Club, New York filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, were unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements. In February 2022, the Court granted our motion to dismiss the complaint and dismissed with prejudice all claims except one, with respect to which the plaintiff was granted leave to amend its complaint. The plaintiff has filed an amended complaint and has appealed the dismissal of the other claims.
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
Leases That Have Not Yet Commenced
During 2020, we entered into a finance lease arrangement, which was then amended in 2021, for our new global headquarters office building, which is being constructed in Orlando, Florida. The initial lease term is approximately 16 years with total lease payments of $137 million for the aforementioned period. We expect the new office building to be completed in 2023. Upon commencement of the lease term, a right-of-use asset and corresponding liability will be recorded on our balance sheet.

12.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2022	At December 31, 2021
Vacation ownership notes receivable securitizations, gross(1)	$1,698	$1,877
Unamortized debt discount and issuance costs	(19)	(21)
	1,679	1,856

Warehouse Credit Facility, gross	101	—
Unamortized debt issuance costs(2)	(1)	—
	100	—

	$1,779	$1,856
_________________________
(1)Interest rates as of March 31, 2022 range from 1.5% to 4.4%, with a weighted average interest rate of 2.3%.
(2)Excludes $2 million of unamortized debt issuance costs as of December 31, 2021, as no cash borrowings were outstanding on the Warehouse Credit Facility at that time.
All of our securitized debt is non-recourse to MVWC. See Footnote 16 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows scheduled future principal payments for our securitized debt as of March 31, 2022.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
($ in millions)
Payments Year
2022, remaining	$135	$3	$138
2023	182	5	187
2024	185	93	278
2025	185	—	185
2026	183	—	183
Thereafter	828	—	828
	$1,698	$101	$1,799
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the first quarter of 2022, and as of March 31, 2022, we had 14 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), which has a borrowing capacity of $350 million, allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. During the first quarter of 2022, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $125 million. The average advance rate was 81%, which resulted in gross proceeds of $102 million. Net proceeds were $101 million due to the funding of reserve accounts of $1 million.

13.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2022	At December 31, 2021
Senior Secured Notes
2025 Notes	$250	$250
Unamortized debt discount and issuance costs	(2)	(2)
	248	248
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(4)	(4)
	346	346

2029 Notes	500	500
Unamortized debt discount and issuance costs	(7)	(7)
	493	493
Corporate Credit Facility
Term Loan	784	784
Unamortized debt discount and issuance costs	(7)	(8)
	777	776
Convertible Notes
2022 Convertible Notes	230	230
Unamortized debt discount and issuance costs	(1)	(6)
	229	224

2026 Convertible Notes	575	575
Unamortized debt discount and issuance costs	(12)	(114)
	563	461

Non-interest bearing note payable	11	—

Finance Leases	84	83
	$2,751	$2,631
The following table shows scheduled future principal payments for our debt, excluding finance leases, as of March 31, 2022.

($ in millions)	2025 Notes	2028 Notes	2029 Notes	Term Loan	2022 Convertible Notes	2026 Convertible Notes	Non-Interest Bearing Note Payable	Total
Payments Year
2022, remaining	$—	$—	$—	$—	$230	$—	$—	$230
2023	—	—	—	—	—	—	7	7
2024	—	—	—	—	—	—	4	4
2025	250	—	—	784	—	—	—	1,034
2026	—	—	—	—	—	575	—	575
Thereafter	—	350	500	—	—	—	—	850
	$250	$350	$500	$784	$230	$575	$11	$2,700

Senior Notes
Our senior notes include:
•$500 million aggregate principal amount of 6.125% Senior Secured Notes due 2025 issued in the second quarter of 2020 with a maturity date of September 15, 2025 (the “2025 Notes”), of which $250 million of principal was outstanding as of March 31, 2022.
•$350 million aggregate principal amount of 4.750% Senior Unsecured Notes due 2028 issued in the fourth quarter of 2019 with a maturity date of January 15, 2028 (the “2028 Notes”).
•$500 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2029 issued in the second quarter of 2021 with a maturity date of June 15, 2029 (the “2029 Notes”).
Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a $900 million term loan facility (the “Term Loan”), which matures on August 31, 2025, and bears interest at LIBOR plus 1.75%, and a revolving credit facility (the “Revolving Corporate Credit Facility”) that includes a letter of credit sub-facility of $75 million.
During the first quarter of 2022, we entered into an amendment to the Revolving Corporate Credit Facility (the “Amendment”), which increased the borrowing capacity of the existing revolving credit facility from $600 million to $750 million and extended the maturity date from August 31, 2023 to March 31, 2027. The Amendment modified the interest rate applicable to borrowings under the Revolving Corporate Credit Facility to reference the Secured Overnight Financing Rate (“SOFR”) and to be based on “Adjusted Term SOFR,” which is calculated as Term SOFR (as defined in the Amendment), plus a 0.10% adjustment, subject to a 0.00% floor. Interest rates for other select non-U.S. dollar borrowings were also amended to be based on updated variable rate indices. The applicable margins with respect to the Revolving Corporate Credit Facility were amended to be based on leverage-based measures instead of credit ratings-based measures. The Amendment made no other material changes to the Corporate Credit Facility.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625% and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480% and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000% and a floor strike rate of 1.8810% through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other liabilities on our Balance Sheet as of March 31, 2022 and December 31, 2021. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.
The following table reflects the activity in accumulated other comprehensive loss related to our derivative instruments during the first quarters of 2022 and 2021. There were no reclassifications to the Income Statement for either of the periods presented below.

($ in millions)	2022	2021
Derivative instrument adjustment balance, January 1	$(18)	$(39)
Other comprehensive gain before reclassifications	16	6
Derivative instrument adjustment balance, March 31	$(2)	$(33)
Convertible Notes
2022 Convertible Notes
During 2017, we issued $230 million of aggregate principal amount of convertible senior notes (the “2022 Convertible Notes”) that bear interest at a rate of 1.50%, payable in cash semi-annually. The 2022 Convertible Notes mature on September 15, 2022, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of March 31, 2022 to 6.8402 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to a conversion price of $146.19 per share of our common stock), as a result of the dividends we declared since issuance of the 2022 Convertible Notes that were greater than the quarterly dividend we paid when the 2022 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 31, 2022, the effective interest rate was 2.19%.
The following table shows the net carrying value of the 2022 Convertible Notes.

($ in millions)	At March 31, 2022	At December 31, 2021
Liability component
Principal amount	$230	$230
Unamortized debt discount(1)	—	(5)
Unamortized debt issuance costs	(1)	(1)
Net carrying amount of the liability component	$229	$224

Carrying amount of equity component, net of issuance costs(1)	$—	$33
________________________
(1)As a result of the adoption of ASU 2020-06 during the first quarter of 2022, we no longer account for the liability and equity components of the convertible notes separately, and we reclassified the conversion feature related to the 2022 Convertible Notes from equity to liabilities. Prior period amounts have not been adjusted due to our adoption of ASU 2020-06 under the modified retrospective method. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for information on our adoption of ASU 2020-06.
The following table shows interest expense information related to the 2022 Convertible Notes.

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Contractual interest expense	$1	$1
Amortization of debt discount	—	2
	$1	$3
2022 Convertible Note Hedges and Warrants
In connection with the offering of the 2022 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2022 Convertible Note Hedges”), covering a total of approximately 1.6 million shares of our common stock, and warrant transactions (“2022 Warrants”), whereby we sold to the counterparties to the 2022 Convertible Note Hedges warrants to acquire approximately 1.6 million shares of our common stock. As of March 31, 2022, the strike prices of the 2022 Convertible Note Hedges and the 2022 Warrants were subject to adjustment to approximately $148.29 and $176.80, respectively, and no 2022 Convertible Note Hedges or 2022 Warrants have been exercised.
2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bear interest at a rate of 0.00%. The 2026 Convertible Notes mature on January 15, 2026, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of March 31, 2022 to 5.9122 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $169.14 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 31, 2022, the effective interest rate was 0.55%.

The following table shows the net carrying value of the 2026 Convertible Notes.

($ in millions)	At March 31, 2022	At December 31, 2021
Liability component
Principal amount	$575	$575
Unamortized debt discount(1)	—	(104)
Unamortized debt issuance costs	(12)	(10)
Net carrying amount of the liability component	$563	$461

Carrying amount of equity component, net of issuance costs(1)	$—	$117
________________________
(1)As a result of adoption of ASU 2020-06 during the first quarter of 2022, we no longer account for the liability and equity components of the convertible notes separately, and we reclassified the conversion feature related to the 2026 Convertible Notes from equity to liabilities. Prior period amounts have not been adjusted due to our adoption of ASU 2020-06 under the modified retrospective method. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for information on our adoption of ASU 2020-06.
The following table shows interest expense information related to the 2026 Convertible Notes.

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Amortization of debt discount	$—	$5
Amortization of debt issuance costs	1	—
	$1	$5
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2026 Convertible Note Hedges”), covering a total of approximately 3.4 million shares of our common stock, and warrant transactions (“2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges, warrants to acquire approximately 3.4 million shares of our common stock. As of March 31, 2022, the strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to approximately $169.14 and $211.43, respectively, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
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
Non-Interest Bearing Note Payable
During the first quarter of 2022, we issued a non-interest bearing note payable in connection with the acquisition of vacation ownership units located in Bali, Indonesia. See Footnote 3 “Acquisitions” for additional information on this transaction.

14.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 31, 2022, there were 75,721,548 shares of Marriott Vacations Worldwide common stock issued, of which 41,750,172 shares were outstanding and 33,971,376 shares were held as treasury stock. At December 31, 2021, there were 75,519,049 shares of Marriott Vacations Worldwide common stock issued, of which 42,283,378 shares were outstanding and 33,235,671 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 31, 2022 or December 31, 2021.

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
During the first quarter of 2022, our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock, as well as the extension of the term of our existing share repurchase program to March 31, 2023.
As of March 31, 2022, $353 million remained available for repurchase under the share repurchase program approved by the Board of Directors. The authorization for the current share repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.
The following table summarizes share repurchase activity under our share repurchase programs:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2021	17,681,395	$1,418	$80.17
For the first quarter of 2022	764,824	119	$156.50
As of March 31, 2022	18,446,219	$1,537	$83.34
Dividends
We declared cash dividends to holders of common stock during the quarter ended March 31, 2022 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt, and Board approval. There can be no assurance that we will pay dividends in the future.

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 18, 2022	March 3, 2022	March 17, 2022	$0.62
Noncontrolling Interests - Owners’ Associations
We consolidate certain owners’ associations. Noncontrolling interests represent the portion of the owners’ associations related to third-party vacation ownership interest owners. Noncontrolling interests of $10 million as of both March 31, 2022 and December 31, 2021 are included on our Balance Sheets as a component of equity.

15.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of March 31, 2022, approximately 1.0 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Service-based RSUs	$7	$6
Performance-based RSUs	—	1
	7	7
SARs	1	1
	$8	$8

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At March 31, 2022	At December 31, 2021
Service-based RSUs	$51	$33
Performance-based RSUs	10	—
	61	33
SARs	5	2
	$66	$35
Restricted Stock Units
We granted 165,392 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $153.25, to our employees and non-employee directors during the first quarter of 2022. During the first quarter of 2022, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 135,012 RSUs may be earned under the performance-based RSU awards granted during the first quarter of 2022.
Stock Appreciation Rights
We granted 77,037 SARs, with a weighted average grant-date fair value of $59.68 and a weighted average exercise price of $159.27, to members of management during the first quarter of 2022. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first quarter of 2022:

Expected volatility	42.86%
Dividend yield	1.53%
Risk-free rate	1.77%
Expected term (in years)	6.25

16.	VARIABLE INTEREST ENTITIES
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

The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at March 31, 2022:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,552	$109	$1,661
Interest receivable	11	1	12
Restricted cash	73	5	78
Total	$1,636	$115	$1,751
Consolidated Liabilities
Interest payable	$1	$1	$2
Securitized Debt	1,698	101	1,799
Total	$1,699	$102	$1,801
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first quarter of 2022:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$57	$2	$59
Interest expense to investors	$10	$—	$10
Debt issuance cost amortization	$2	$—	$2
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Cash Inflows
Principal receipts	$139	$130
Interest receipts	58	50
Reserve release(1)	57	—
Total	254	180
Cash Outflows
Principal to investors	(155)	(129)
Voluntary repurchases of defaulted vacation ownership notes receivable	(23)	(30)
Interest to investors	(11)	(11)
Total	(189)	(170)
Net Cash Flows	$65	$10
_________________________
(1)Relates to the release of funds when MVW 2021-2 LLC purchased the remaining vacation ownership notes receivable that were securitized during the fourth quarter of 2021.
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

The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$102	$—
Principal receipts	4	—
Interest receipts	1	—
Total	107	—
Cash Outflows
Funding of restricted cash	(1)	—
Total	(1)	—
Net Cash Flows	$106	$—
Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii, which we assigned to a third party during 2020. The property is held by a VIE for which we are not the primary beneficiary. Accordingly, we have not consolidated the VIE. As of March 31, 2022, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of less than $1 million. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $1 million as of March 31, 2022. Subsequent to the end of the first quarter of 2022, we extended a loan to the VIE for $47 million and amended the terms of this commitment. As a result of the amended commitment, if we are unable to negotiate a capital efficient inventory arrangement under which a third party will purchase the property and agree to resell it to us at a later date, we are committed to purchase the property, in its then current form, for $80 million in the fourth quarter of 2022, unless it has been sold to another party. The loan extended to the VIE is due in full upon the earlier of sale of the property, including a sale to us, or an amendment and restatement of our purchase commitment. In the latter case, the existing loan of $47 million would be repaid to us as part of that revised purchase commitment on the part of MVW.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At March 31, 2022, the value of the assets held in the rabbi trust was $74 million, which is included in the Other line within assets on our Balance Sheets.

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
•Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs, and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
Our CODM uses Adjusted EBITDA to evaluate the profitability of our operating segments, and the components of net income or loss attributable to common shareholders excluded from Adjusted EBITDA are not separately evaluated. Adjusted EBITDA is defined as net income or loss attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income or loss attributable to common shareholders is presented below.
Revenues

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Vacation Ownership	$956	$661
Exchange & Third-Party Management	84	86
Total segment revenues	1,040	747
Corporate and other	12	12
	$1,052	$759
Adjusted EBITDA and Reconciliation to Net Income or Loss Attributable to Common Shareholders

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Adjusted EBITDA Vacation Ownership	$199	$68
Adjusted EBITDA Exchange & Third-Party Management	43	41
Reconciling items:
Corporate and other	(54)	(40)
Interest expense	(27)	(43)
Tax (provision) benefit	(32)	11
Depreciation and amortization	(33)	(41)
Share-based compensation expense	(8)	(8)
Certain items	(30)	(16)
Net income (loss) attributable to common shareholders	$58	$(28)
Assets

($ in millions)	At March 31, 2022	At December 31, 2021
Vacation Ownership	$7,946	$7,897
Exchange & Third-Party Management	903	911
Total segment assets	8,849	8,808
Corporate and other	654	805
	$9,503	$9,613
We conduct business globally, and our operations outside the United States represented approximately 11% and 9% of our revenues, excluding cost reimbursements, for the three months ended March 31, 2022 and March 31, 2021, respectively.

18.	SUBSEQUENT EVENT
In April 2022, we disposed of the VRI and TPI after determining that these businesses did not meet our future growth strategy and operating model, for net proceeds of approximately $60 million. Both of these businesses are components of our Exchange and Third-Party Management segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations; business strategies, such as our plans to continue to increase our focus on sales of vacation ownership products to first-time buyers and our expectations regarding resulting increases in financing propensity; financing plans; competitive position; potential growth opportunities; potential operating performance improvements, including the expectations that contract sales, resort management, and rental occupancies will continue to remain strong and/or improve throughout 2022 and that interest income will increase in 2022; our expectations regarding availability of inventory for Getaways; the effects of competition; and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the COVID-19 pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: the continuing effects of the COVID-19 pandemic, including variations in demand for vacation ownership and exchange products and services, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other government-imposed travel or health-related restrictions; the length and severity of the COVID-19 pandemic, including its short and longer-term impact on the demand for travel and on consumer confidence; the impact of the availability and distribution of effective vaccines on the demand for travel and consumer confidence; the effectiveness of available vaccines against variants of the virus; the pace of recovery following the COVID-19 pandemic or as effective treatments or vaccines become widely available; competitive conditions; the availability of capital to finance growth; the effects of steps we have taken and may continue to take to reduce operating costs and/or enhance health and cleanliness protocols at our resorts due to the COVID-19 pandemic; political or social strife, and other matters referred to under the heading “Risk Factors” contained herein and also in our most recent Annual Report on Form 10-K, and which may be discussed in our future filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not put undue reliance on any forward-looking statements in this Report. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. We do not have any intention or obligation to update forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
Our Financial Statements (as defined below), which we discuss below, reflect our historical financial condition, results of operations and cash flows. However, the financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future. In order to make this report easier to read, we refer to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements of this Quarterly Report on Form 10-Q.
Business Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental, and resort and property management, along with related businesses, products and services. Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.
Our Vacation Ownership segment includes a diverse portfolio of resorts that includes some of the world’s most iconic brands licensed under exclusive long-term relationships. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand and we have a license to use the St. Regis brand for specified fractional ownership resorts.
Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
Our Exchange & Third-Party Management segment includes exchange networks and membership programs, as well as provision of management services to other resorts and lodging properties. As of the end of the first quarter of 2022, we provided these services through a variety of brands including Interval International, VRI, TPI, and Aqua-Aston. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services. Subsequent to the end of the first quarter of 2022, we disposed of the VRI and TPI businesses. See Footnote 18 “Subsequent Event” to our Financial Statements for further information regarding this disposition.
Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to consolidated property owners’ associations (“Consolidated Property Owners’ Associations”).
Acquisition of Welk
On April 1, 2021, we completed the Welk Acquisition, after which Welk became our indirect wholly-owned subsidiary. We refer to Welk’s business and brands that we acquired as “Legacy-Welk.” In April 2022, we introduced the Hyatt Vacation Club and rebranded Welk’s vacation ownership program as the Hyatt Vacation Club Platinum Program, enabling Legacy-Welk sales centers to sell a Hyatt-branded vacation ownership product. Most Legacy-Welk resorts are now available for rental stays through Hyatt.com.
COVID-19 Pandemic
The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets, and has had an unprecedented impact on the travel and hospitality industries, as well as our Company. We discuss the impacts of the COVID-19 pandemic and its potential future implications throughout this report; however, the COVID-19 pandemic, and any recovery therefrom, continues to evolve and further potential impacts on our business in the future remain uncertain.
Significant Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of vacation ownership products (“VOIs”) when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of the contracts with the customer and business practices, control of the vacation ownership product is transferred to the customer at closing for Marriott-branded and Legacy-Welk transactions and upon expiration of the statutory rescission period for Sheraton-,Westin-, and Hyatt-branded transactions. Sales of vacation ownership products may be made for cash or we may provide financing. In addition, we recognize settlement fees associated with the transfer of vacation ownership products and commission revenues from sales of vacation ownership products on behalf of third parties, which we refer to as “resales revenue.”
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
We report, on a supplemental basis, contract sales for our Vacation Ownership segment. Contract sales consist of the total amount of vacation ownership product sales under contract signed during the period where we have generally received a down payment of at least 10% of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third-parties, which we refer to as “resales contract sales.” In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our income statements due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
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

	Three Months Ended
	March 31, 2022	March 31, 2021
Average FICO score	736	732
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
The interest income earned from our vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 50% in the first quarter of 2022 and 46% in the first quarter of 2021; the higher financing propensity in the first quarter of 2022 is due to a higher percentage of sales during this period to first-time buyers, who tend to have a higher financing propensity. We expect to continue offering financing incentive programs in 2022. We also plan to shift back to the increased focus we placed pre-pandemic on sales to first-time buyers, who are more likely to finance their purchases, which should further increase propensity and increase interest income as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.

Acquired vacation ownership notes receivable are accounted for using the purchased credit deteriorated assets provision of the current expected credit loss model. The estimates of the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimated value of collateral securing the acquired vacation ownership notes receivable. See Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements for further information regarding the accounting for acquired vacation ownership notes receivable.
In the event of a default, we generally have the right to foreclose on or revoke the underlying VOI. We return VOIs that we reacquire through foreclosure or revocation back to inventory. As discussed above, for originated vacation ownership notes receivable, we record a reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products on our Income Statements. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on originated vacation ownership notes receivable and can increase or decrease revenues. In contrast, for acquired vacation ownership notes receivable, we record changes to the reserve, net of collateral value, as an adjustment to Financing expenses on our Income Statements.
Historical default rates, which represent defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Historical default rates	1.1%	1.3%
The decrease in default rates in 2022 reflects the return of the performance of our notes receivable portfolio to pre-pandemic levels.
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
Rental
In our Vacation Ownership segment, we operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of owned-hotel properties. We also recognize rental revenue from the utilization of plus points under our points-based products when the points are redeemed for rental stays at one of our resorts or in other third-party offerings, or upon expiration of the points. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with ASC Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in transient rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.
In our Exchange & Third-Party Management segment, we offer vacation rental opportunities at managed properties. We also offer vacation rental opportunities known as Getaways to members of the Interval International network and certain other membership programs. Getaways allow us to monetize excess availability of resort accommodations within the applicable exchange network, as well as provide additional vacation opportunities to members. Resort accommodations typically become available as Getaways as a result of seasonal oversupply or underutilized space in the applicable exchange program. We also source resort accommodations specifically for the Getaways program.

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
Transaction and Integration Costs
Transaction and integration costs represent costs related to the ILG and Welk Acquisitions, primarily for financial advisory, legal, and other professional service fees, as well as certain tax related accruals. Transaction and integration costs also include charges for employee retention, severance and other termination related benefits, fees paid to change-management consultants and technology-related costs related to the integration of ILG and Welk.
Other Items
We measure operating performance using the following key metrics:
•Contract sales from the sale of vacation ownership products;
•Total contract sales include contract sales from the sale of vacation ownership products including joint ventures, and
•Consolidated contract sales exclude contract sales from the sale of vacation ownership products for non-consolidated joint ventures;
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
NM = Not meaningful.

Consolidated Results

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
REVENUES
Sale of vacation ownership products	$310	$163
Management and exchange	222	193
Rental	133	89
Financing	71	59
Cost reimbursements	316	255
TOTAL REVENUES	1,052	759
EXPENSES
Cost of vacation ownership products	60	40
Marketing and sales	182	109
Management and exchange	127	117
Rental	81	82
Financing	21	21
General and administrative	61	46
Depreciation and amortization	33	41
Litigation charges	3	3
Royalty fee	27	25
Cost reimbursements	316	255
TOTAL EXPENSES	911	739
Gains and other income, net	4	6
Interest expense	(27)	(43)
Transaction and integration costs	(28)	(19)
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	90	(36)
(Provision for) benefit from income taxes	(32)	11
NET INCOME (LOSS)	58	(25)
Net income attributable to noncontrolling interests	—	(3)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$58	$(28)
Operating Statistics
2022 First Quarter

	Three Months Ended
(Contract sales $ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Vacation Ownership
Total contract sales	$403	$232	$171	74%
Consolidated contract sales	$394	$226	$168	75%
Joint venture contract sales	$9	$6	$3	45%
VPG	$4,706	$4,644	$62	1%
Exchange & Third-Party Management
Total active members at end of period (000's)(1)	1,606	1,479	127	9%
Average revenue per member(1)	$44.33	$47.13	$(2.80)	(6%)
_______________
(1)Only includes members of the Interval International exchange network.

Revenues
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Vacation Ownership	$956	$661	$295	45%
Exchange & Third-Party Management	84	86	(2)	(1%)
Total Segment Revenues	1,040	747	293	39%
Consolidated Property Owners’ Associations	12	12	—	(6%)
Total Revenues	$1,052	$759	$293	39%
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
2022 First Quarter

	Three Months Ended		Change
($ in millions)	March 31, 2022	March 31, 2021		% Change
Net income (loss) attributable to common shareholders	$58	$(28)	$86	NM
Interest expense	27	43	(16)	(37%)
Provision for (benefit from) income taxes	32	(11)	43	NM
Depreciation and amortization	33	41	(8)	(21%)
EBITDA	150	45	105	NM
Share-based compensation expense	8	8	—	—%
Certain items	30	16	14	97%
Adjusted EBITDA	$188	$69	$119	NM

Certain items for the first quarter of 2022 consisted of $28 million of transaction and integration costs (including $25 million of ILG Acquisition and integration related costs and $3 million of Welk Acquisition and integration related costs), $3 million of purchase accounting adjustments, and $3 million of litigation charges, partially offset by $4 million of gains and other income, net (including $3 million of business interruption insurance proceeds received during the quarter and $1 million of foreign currency translation gains).
Certain items for the first quarter of 2021 consisted of $19 million of transaction costs (including $17 million of ILG Acquisition and integration related costs and $2 million of Welk Acquisition and integration related costs) and $3 million of litigation charges, partially offset by $4 million of foreign currency translation gains, and $2 million of miscellaneous gains and other income.
Segment Adjusted EBITDA
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Vacation Ownership	$199	$68	$131	NM
Exchange & Third-Party Management	43	41	2	4%
Segment adjusted EBITDA	242	109	133	NM
General and administrative	(54)	(40)	(14)	(35%)
Consolidated property owners’ associations	—	—	—	NM
Adjusted EBITDA	$188	$69	$119	NM
Vacation Ownership
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Segment adjusted EBITDA	$199	$68	$131	NM
Depreciation and amortization	(22)	(19)	(3)	(14%)
Share-based compensation expense	(1)	(1)	—	(22%)
Certain items	(3)	(4)	1	17%
Segment financial results	$173	$44	$129	NM
Certain items in the Vacation Ownership segment for the first quarter of 2022 consisted of $3 million of litigation charges and $3 million of purchase accounting adjustments, offset by $3 million of gains and other income, net related to business interruption insurance proceeds received during the quarter.
Certain items in the Vacation Ownership segment for the first quarter of 2021 consisted of $3 million of litigation charges and $1 million of restructuring costs.
Exchange & Third-Party Management
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Segment adjusted EBITDA	$43	$41	$2	4%
Depreciation and amortization	(9)	(20)	11	56%
Share-based compensation expense	(1)	—	(1)	(40%)
Certain items	—	—	—	NM
Segment financial results	$33	$21	$12	59%

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 17 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
REVENUES
Sale of vacation ownership products	$310	$163
Resort management and other services	126	94
Rental	122	77
Financing	71	59
Cost reimbursements	327	268
TOTAL REVENUES	956	661
EXPENSES
Cost of vacation ownership products	60	40
Marketing and sales	182	109
Resort management and other services	54	35
Rental	90	96
Financing	21	21
Depreciation and amortization	22	19
Litigation charges	3	3
Restructuring	—	1
Royalty fee	27	25
Cost reimbursements	327	268
TOTAL EXPENSES	786	617
Gains and other income, net	3	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$173	$44
Contract Sales
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Total consolidated contract sales	$394	$226	$168	75%
Joint venture contract sales	9	6	3	45%
Total contract sales	$403	$232	$171	74%

Sale of Vacation Ownership Products
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Total contract sales	$403	$232	$171	74%
Less: resales contract sales	(9)	(5)	(4)
Less: joint venture contract sales	(9)	(6)	(3)
Consolidated contract sales, net of resales	385	221	164	74%
Plus:
Settlement revenue	7	5	2
Resales revenue	4	2	2
Revenue recognition adjustments:
Reportability	(33)	(36)	3
Sales reserve	(29)	(14)	(15)
Other(1)	(24)	(15)	(9)
Sale of vacation ownership products	$310	$163	$147	90%
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
The higher contract sales performance reflects the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic, as well as $24 million in contract sales relating to the Welk Acquisition, which we acquired in the second quarter of 2021. Higher settlement revenue, sales incentives issued, and sales reserve activity were driven primarily by the higher contract sales volumes as well as the Welk Acquisition.
Development Profit
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Sale of vacation ownership products	$310	$163	$147	90%
Cost of vacation ownership products	(60)	(40)	(20)	(52%)
Marketing and sales	(182)	(109)	(73)	(66%)
Development profit	$68	$14	$54	NM
The increase in Development profit reflects $51 million as a result of higher contract sales volumes, in part from continued strong VPGs, and lower marketing and sales spending as a percentage of revenue and $9 million of favorable product cost, due to the sale of lower cost inventory as well as favorable product cost true-up activity, partially offset by $5 million of higher sales reserve activity due to higher contract sales volumes and $1 million of unfavorable revenue reportability.

Resort Management and Other Services Revenues, Expenses and Profit
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Management fee revenues	$42	$38	$4	12%
Ancillary revenues	54	28	26	93%
Other management and exchange revenues	30	28	2	7%
Resort management and other services revenues	126	94	32	34%
Resort management and other services expenses	(54)	(35)	(19)	(54%)
Resort management and other services profit	$72	$59	$13	22%
Resort management and other services profit margin	57.5%	63.0%	(5.5 pts)
Resort management and other services revenues reflects higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic, higher management fees, and $6 million of revenues from the Welk Acquisition. Resort occupancies continued to increase since the initial impact of the pandemic as travel and tourism trends continue to recover. We expect this trend in business improvement to continue throughout 2022.
The increase in resort management and other services profit reflects the higher ancillary expenses as a result of the higher ancillary revenues mentioned above.
Rental Revenues, Expenses and Profit
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Rental revenues	$122	$77	$45	58%
Rental expenses	(90)	(96)	6	6%
Rental profit (loss)	$32	$(19)	$51	NM
Rental profit margin	25.8%	NM

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Transient keys rented(1)	539,559	385,745	153,814	40%
Average transient key rate	$275.49	$230.32	$45.17	20%
Resort occupancy	87.6%	66.7%	20.9 pts
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
The improvement in rental profit resulted from an increase in transient keys rented and a higher average transient rate due to the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic as COVID-19-related restrictions continued to ease, as well as from higher plus point revenue. These increases were partially offset by higher inventory carrying costs (due to low sales volumes in 2021 as a result of the COVID-19 pandemic, the acquisition of new inventory in 2021, and higher utilization in 2022 of third-party vacation offerings for owners who elect to exchange the usage of their inventory).
As the majority of the governmental restrictions in response to the pandemic that caused rental activity to decline, such as travel restrictions and quarantine requirements, have been lifted, we expect rental occupancies to continue to remain strong throughout the remainder of 2022. However, we do not expect this part of our business to fully recover to pre-pandemic levels in 2022 as a result of reduced rental inventory availability due to higher owner usage as well as higher inventory carry costs.

Financing Revenues, Expenses and Profit
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Financing revenues	71	59	12	21%
Financing expenses	(9)	(8)	(1)	(12%)
Consumer financing interest expense	(12)	(13)	1	5%
Financing profit	$50	$38	$12	31%
Financing propensity	50.3%	46.0%
Financing revenues increased due primarily to the Welk Acquisition, which contributed $10 million in the first quarter of 2022. Excluding the impact of the Welk Acquisition, financing revenues increased $2 million due mainly to lower plus point financing incentive costs year-over-year. New loan originations are beginning to offset the continued pay-down of the existing vacation ownership notes receivable portfolio, such that interest income is relatively flat compared to the prior year quarter. As contract sales volumes continue to grow, we expect that the growth from new loan originations will more than offset the normal decline in the existing vacation ownership notes receivable portfolio due to loan payment activity, and cause interest income to increase. Financing expenses increased due to the Welk Acquisition and increased foreclosure costs, offset partially by the timing of when lien fee income is recognized. The higher financing propensity reflects a higher mix of sales to first-time buyers, who tend to have a higher financing propensity. As we move through 2022, we expect to continue to increase our focus on sales to first-time buyers, which should further increase financing propensity.
Royalty Fee
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Royalty fee	$27	$25	$2	8%
Litigation Charges
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Litigation charges	$3	$3	$—	(5%)
During the first quarter of 2022 and the first quarter of 2021, the litigation charges related primarily to projects in Europe.
Gains and Other Income
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Gains and other income, net	$3	$—	$3	NM
During the first quarter of 2022, we recorded $3 million of gains and other income, net related to business interruption insurance proceeds received during the quarter.

Exchange & Third-Party Management

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
REVENUES
Management and exchange	$64	$60
Rental	11	12
Cost reimbursements	9	14
TOTAL REVENUES	84	86
EXPENSES
Management and exchange	33	31
Depreciation and amortization	9	20
Cost reimbursements	9	14
TOTAL EXPENSES	51	65
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$33	$21
Rental Revenues, Expenses and Profit
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Rental revenues	$11	$12	$(1)	(8%)
Rental expenses	—	—	—	NM
Rental profit	$11	$12	$(1)	(8%)
Rental profit margin	100.0%	100.0%	— pts
Results reflect a 12% decline in Getaways transactions, offset partially by a 15% increase in average fees. The decline in transactions reflects increased owner usage which is putting pressure on the volume of member deposits available as inventory for Getaways as members choose to occupy their accommodations rather than exchange usage through Interval International, offset partially by pricing increases.
Management and Exchange Profit
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Management and exchange revenue	$64	$60	$4	7%
Management and exchange expense	(33)	(31)	(2)	(6%)
Management and exchange profit	$31	$29	$2	8%
Management and exchange profit margin	48.6%	48.0%	0.6 pts
The increase in management and exchange revenue and profit reflects higher management fees at Aqua-Aston managed properties due to the continued ramp-up of the business in Hawaii subsequent to the initial impact of the COVID-19 pandemic. For Interval International, average revenue per member decreased 6% over the prior year comparable period. This decline was due in part to new, recently added affiliations for which we expect any exchange activity to take time to ramp-up as many of the new members have already booked near term travel plans.
Depreciation and Amortization
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Depreciation and amortization	$9	$20	$(11)	(56%)
The decrease in depreciation expense relates to a true-up made in the prior year to accelerate depreciation on a technology asset.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
REVENUES
Resort management and other services	$32	$39
Cost reimbursements	(20)	(27)
TOTAL REVENUES	12	12
EXPENSES
Resort management and other services	40	51
Rental	(9)	(14)
General and administrative	61	46
Depreciation and amortization	2	2
Restructuring	—	(1)
Cost reimbursements	(20)	(27)
TOTAL EXPENSES	74	57
Gains and other income, net	1	6
Interest expense	(27)	(43)
Transaction and integration costs	(28)	(19)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(116)	(101)
(Provision for) benefit from income taxes	(32)	11
Net income attributable to noncontrolling interests	—	(3)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(148)	$(93)
Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance, which represents the portion related to third-party VOI owners.

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
REVENUES
Resort management and other services	$32	$39
Cost reimbursements	(20)	(27)
TOTAL REVENUES	12	12
EXPENSES
Resort management and other services	40	51
Rental	(9)	(14)
Cost reimbursements	(20)	(27)
TOTAL EXPENSES	11	10
Gains and other income, net	—	2
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	1	4
Net income attributable to noncontrolling interests	—	(3)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1	$1

General and Administrative
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
General and administrative	$61	$46	$15	33%
For the first quarter of 2022, General and administrative expenses increased due primarily to $11 million of higher salary costs due to reduced work week programs in the prior year, $3 million related to higher bonus expense, and a $2 million decrease in credits related to incentives under the CARES Act, partially offset by $1 million in lower overall spending.
Restructuring
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Restructuring	$—	$(1)	$1	(100%)
No restructuring costs were recorded for the first quarter of 2022. During the first quarter of 2021, we reversed an accrual for $1 million associated with a restructuring plan that we adopted as a result of the COVID-19 pandemic.
Gains / Losses and Other Income / Expense
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Gains and other income, net	$1	$6	$(5)	(74%)
We recorded $1 million and $6 million of foreign currency translation gains in the first quarter of 2022 and the first quarter of 2021, respectively.
Interest Expense
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Interest expense	$(27)	$(43)	$16	37%
Interest expense decreased $16 million, including $13 million due to the early redemption of the 2026 Notes in 2021, $6 million due to the adoption of new accounting guidance related to our convertible debt (see Footnote 2 “Significant Accounting Policies and Recent Accounting Standards”), and $4 million due to the early redemption of a portion of the 2025 Notes, partially offset by $6 million due to the issuance of the 2029 Notes in 2021 and $1 million of higher interest related to a leased asset.
Transaction and Integration Costs
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
Transaction and integration costs	$(28)	$(19)	$(9)	(49%)
In the first quarter of 2022, Transaction and integration costs included $25 million of ILG Acquisition and integration related costs, and $3 million of Welk Acquisition and integration related costs.
In the first quarter of 2021, Transaction and integration costs included $17 million of ILG Acquisition and integration related costs, and $2 million of Welk Acquisition and integration related costs.

Income Tax
2022 First Quarter

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change	% Change
(Provision for) benefit from income taxes	$(32)	$11	$(43)	NM
The change in the (Provision for) benefit from income taxes is predominately attributable to an increase in pre-tax income and an increase in the reserve for unrecognized tax benefits for the three months ended March 31, 2022.
Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand ($0.4 billion at the end of the first quarter of 2022), cash generated from operations, our ability to raise capital through securitizations in the asset-backed securities market, our ability to issue new, and refinance existing, debt and, to the extent necessary, our ability to access funds under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements, and return capital to shareholders.
During the first quarter of 2022, we entered into an amendment to the Revolving Corporate Credit Facility (the “Amendment”), which increased the borrowing capacity of the existing revolving credit facility from $600 million to $750 million and extended the maturity date from August 31, 2023 to March 31, 2027.
At March 31, 2022, we had $4.6 billion of total gross debt outstanding, which included $1.8 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $1.1 billion of senior notes, $0.8 billion of convertible notes, $0.8 billion of debt under our Corporate Credit Facility, $84 million related to finance lease obligations, and $11 million related to a non-interest bearing note payable.
At March 31, 2022, we had $684 million of completed real estate inventory on hand. In addition, we had $496 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and available for sale as vacation ownership products.
Our material cash requirements from known contractual or other obligations were $6 billion as of March 31, 2022, of which we expect $748 million to be payable during 2022. These obligations primarily relate to our debt, securitized debt and purchase obligations. Please see “Material Cash Requirements” below for additional information.
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$129	$(60)
Investing activities	(10)	(8)
Financing activities	(272)	255
Effect of change in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Net change in cash, cash equivalents and restricted cash	$(153)	$186
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
We minimize our working capital needs through cash management, strict credit-granting policies and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to owners’ associations and certain annual compensation-related outflows. In addition, our cash from operations varies due to the timing of repayment by owners of vacation ownership notes receivable, the closing or recording of sales contracts for vacation ownership products, financing propensity, and cash outlays for inventory acquisition and development.

Excluding the impact of changes in net income or loss and adjustments for non-cash items, the change in cash flows from operations increased as a result of lower inventory spending, higher operational expense accruals, higher sales and rental deposits due to the continued ramp-up of the business, and higher collections of vacation ownership notes receivable, partially offset by timing of certain employee benefit payments.
In addition to net income or loss and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending Less Than (In Excess of) Cost of Sales

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Inventory spending	$(22)	$(57)
Purchase of vacation ownership units for future transfer to inventory	(12)	(99)
Inventory costs	50	31
Inventory spending less than (in excess of) cost of sales	$16	$(125)
While we have significant inventory on hand, we will continue to selectively pursue growth opportunities in North America and Asia Pacific by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient vacation ownership deal structures may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale.
Our spending for real estate inventory in the first quarter of 2022 was lower than real estate inventory costs due to our strategy to minimize spending because we have a significant amount of inventory on hand.
Through our existing vacation ownership interest repurchase program, we proactively buy back previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory, we expect to be able to help stabilize the future cost of vacation ownership products.
Vacation Ownership Notes Receivable Collections (Less Than) In Excess of Originations

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Vacation ownership notes receivable collections — non-securitized	$67	$42
Vacation ownership notes receivable collections — securitized	121	123
Vacation ownership notes receivable originations	(205)	(108)
Vacation ownership notes receivable collections (less than) in excess of originations	$(17)	$57
Vacation ownership notes receivable collections increased during the first quarter of 2022, as compared to the first quarter of 2021, due to an increase in the portfolio of outstanding vacation ownership notes receivable. Vacation ownership notes receivable originations in the first quarter of 2022 increased, as compared to the first quarter of 2021, due to higher sales combined with a higher financing propensity. Financing propensity increased to 50% for the first quarter of 2022, compared to 46% for the first quarter of 2021, reflecting a higher mix of sales to first-time buyers, who tend to have a higher financing propensity.
Cash from Investing Activities
Capital Expenditures for Property and Equipment
In the first quarter of 2022, capital expenditures for property and equipment included $9 million to support business operations (including $6 million for ancillary and other operations assets and $3 million for sales locations).
In the first quarter of 2021, capital expenditures for property and equipment of $7 million included $5 million to support business operations (including $3 million for ancillary and other operations assets and $2 million for sales locations) and $2 million for technology.

Cash from Financing Activities
Borrowings from / Repayment of Debt Related to Securitization Transactions
During the first quarter of 2022, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $125 million. The average advance rate was 81%, which resulted in gross proceeds of $102 million. Net proceeds were $101 million due to the funding of reserve accounts of $1 million.
As of March 31, 2022, $120 million of gross vacation ownership notes receivable were eligible for securitization.
Proceeds from / Repayments of Debt
Borrowings from / Repayment of Corporate Credit Facility
Our Corporate Credit Facility includes the Term Loan and our Revolving Corporate Credit Facility, which is further discussed in Footnote 13 “Debt” to our Financial Statements. No principal payments were made on our Term Loan during the first quarter of 2022. During the first quarter of 2022, we borrowed $30 million under our Revolving Corporate Credit Facility, all of which was repaid prior to the end of the quarter. There were no borrowed amounts outstanding under our Revolving Corporate Credit Facility as of March 31, 2022. As of March 31, 2022, we had $2 million of letters of credit outstanding under our Revolving Corporate Credit Facility.
During the first quarter of 2021, we repaid $100 million of the amount outstanding under the Term Loan. We had no borrowings or repayments under our Revolving Corporate Credit Facility during the first quarter of 2021.
Finance Lease Payment
During the first quarter of 2022, we paid $2 million related to our finance lease obligations for technology and business operations equipment.
Debt Issuance Costs
During the first quarter of 2022, we paid $4 million of debt issuance costs associated with an amendment to the Revolving Corporate Credit Facility, which is further discussed in Footnote 13 “Debt” to our Financial Statements.
During the first quarter of 2021, we paid $2 million of debt issuance costs, which included $1 million associated with the 2026 Convertible Notes and $1 million associated with the extension of the Waiver which suspended certain requirements under the Revolving Corporate Credit Facility.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2021	17,681,395	$1,418	$80.17
For the first quarter of 2022	764,824	119	156.50
As of March 31, 2022	18,446,219	$1,537	$83.34
See Footnote 14 “Shareholders' Equity” to our Financial Statements for further information related to our share repurchase program, including the additional share repurchase authorization approved by our Board of Directors during the first quarter of 2022.
Dividends
We distributed cash dividends to holders of our common stock during the first quarter of 2022 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 9, 2021	December 23, 2021	January 6, 2022	$0.54
February 18, 2022	March 3, 2022	March 17, 2022	$0.62
We currently expect to pay quarterly dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice, and other business considerations that our Board of Directors considers relevant. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit the payment of dividends. The payment of certain cash dividends may also result in an adjustment to the conversion rate of our convertible notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at any particular rate or at all.
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of March 31, 2022:

		Payments Due by Period
($ in millions)	Total	Remainder of 2022	Years 2023 - 2024	Years 2025 - 2026	Thereafter
Contractual Obligations
Debt obligations(1)	$3,088	$294	$155	$1,710	$929
Securitized debt(1)(2)	1,994	167	529	410	888
Purchase obligations(3)	377	250	86	41	—
Operating lease obligations	122	18	44	35	25
Finance lease obligations(4)	283	6	11	7	259
Other long-term obligations(5)	24	13	7	3	1
	$5,888	$748	$832	$2,206	$2,102
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
(4)Includes interest.
(5)Primarily relates to our commitment to an owners’ association that we manage, to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of maintenance fees, of $10 million.
In the normal course of our resort management business, we enter into purchase commitments on behalf of owners’ associations to manage the daily operating needs of our resorts. Since we are reimbursed for these commitments from the cash flows of the resorts, these obligations have minimal impact on our net income and cash flow. These purchase commitments are excluded from the table above.
Leases That Have Not Yet Commenced
During 2020, we entered into a finance lease arrangement, that was amended in 2021, for our new global headquarters office building, which is being constructed in Orlando, Florida. The new Orlando corporate office building is currently expected to be completed in 2023, at which time the lease term will commence and a right-of-use asset and corresponding liability will be recorded on our balance sheet. The initial lease term is approximately 16 years with total lease payments of $137 million for the aforementioned period.

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
The following tables present consolidating financial information as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW, and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of March 31, 2022
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$129	$77	$148	$—	$354
Restricted cash	—	22	76	198	—	296
Accounts receivable, net	4	55	117	67	(9)	234
Vacation ownership notes receivable, net	—	109	204	1,717	—	2,030
Inventory	—	227	374	92	—	693
Property and equipment	—	196	641	325	—	1,162
Goodwill	—	—	3,142	—	—	3,142
Intangibles, net	—	—	827	151	—	978
Investments in subsidiaries	3,582	4,211	—	—	(7,793)	—
Other	74	116	275	189	(40)	614
Total assets	$3,660	$5,065	$5,733	$2,887	$(7,842)	$9,503

Accounts payable	$48	$15	$91	$58	$—	$212
Advance deposits	—	83	85	26	—	194
Accrued liabilities	5	102	147	102	(9)	347
Deferred revenue	—	10	241	276	(20)	507
Payroll and benefits liability	1	100	88	25	—	214
Deferred compensation liability	—	109	25	2	—	136
Securitized debt, net	—	—	—	1,799	(20)	1,779
Debt, net	792	1,871	76	12	—	2,751
Other	—	3	171	32	—	206
Deferred taxes	—	60	272	—	1	333
MVW shareholders' equity	2,814	2,712	4,537	545	(7,794)	2,814
Noncontrolling interests	—	—	—	10	—	10
Total liabilities and equity	$3,660	$5,065	$5,733	$2,887	$(7,842)	$9,503

	As of December 31, 2021
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$126	$77	$139	$—	$342
Restricted cash	—	18	94	349	—	461
Accounts receivable, net	14	49	172	119	(75)	279
Vacation ownership notes receivable, net	—	127	203	1,715	—	2,045
Inventory	—	244	381	94	—	719
Property and equipment	—	200	644	292	—	1,136
Goodwill	—	—	2,841	309	—	3,150
Intangibles, net	—	—	840	153	—	993
Investments in subsidiaries	3,645	4,371	—	—	(8,016)	—
Other	76	108	211	107	(14)	488
Total assets	$3,735	$5,243	$5,463	$3,277	$(8,105)	$9,613

Accounts payable	$63	$22	$121	$59	$—	$265
Advance deposits	—	69	70	21	—	160
Accrued liabilities	12	151	145	114	(77)	345
Deferred revenue	—	11	151	291	—	453
Payroll and benefits liability	—	102	72	27	—	201
Deferred compensation liability	—	114	25	3	—	142
Securitized debt, net	—	—	—	1,877	(21)	1,856
Debt, net	684	1,870	76	1	—	2,631
Other	—	19	172	33	—	224
Deferred taxes	—	91	250	—	9	350
MVW shareholders' equity	2,976	2,794	4,381	841	(8,016)	2,976
Noncontrolling interests	—	—	—	10	—	10
Total liabilities and equity	$3,735	$5,243	$5,463	$3,277	$(8,105)	$9,613
Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2022
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$161	$658	$241	$(8)	$1,052
Expenses	(2)	(236)	(533)	(199)	8	(962)
Benefit (provision) for income taxes	—	24	(38)	(18)	—	(32)
Equity in net income (loss) of subsidiaries	60	117	—	—	(177)	—
Net (loss) income	58	66	87	24	(177)	58
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net (loss) income attributable to common shareholders	$58	$66	$87	$24	$(177)	$58

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than changes in control over financial reporting to integrate the business we acquired in the Welk Acquisition.
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
Item 1A. Risk Factors
The COVID-19 pandemic has heightened, and in some cases, manifested, certain of the risks we normally face in our business, including those disclosed in the 2021 Annual Report. There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2022 – January 31, 2022	112,662	$162.72	112,662	$153,963,268
February 1, 2022 – February 28, 2022	198,735	$161.69	198,735	$421,829,349
March 1, 2022 – March 31, 2022	453,427	$152.68	453,427	$352,598,477
Total	764,824	$156.50	764,824	$352,598,477
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
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
2.2	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.5	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.6	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.7	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.8	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.2	10/1/2019
4.9	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.10	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.11	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.10)		8-K	4.1	5/15/2020
4.12	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.13	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.12 above)		8-K	4.1	2/3/2021
4.14	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.15	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.14 above)		8-K	4.2	6/22/2021
4.16	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	Incremental Facility Amendment, dated as of March 31, 2022, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the incremental lenders party thereto		8-K	10.1	04/4/2022
10.2	Umbrella IP Amendment, dated as of March 4, 2022, to the Marriott License, Services and Development Agreement for Marriott Projects dated November 19, 2011, by and among Marriott International, Inc., Marriott Worldwide Corporation, and Marriott Vacations Worldwide Corporation.	X
22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	03/1/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	May 9, 2022	/s/ Stephen P. Weisz
Stephen P. Weisz
Chief Executive Officer

/s/ Anthony E. Terry
Anthony E. Terry
Executive Vice President and Chief Financial Officer