Form 10-Q
period 2022-06-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2022-08-09
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of August 3, 2022 was 39,285,977.

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
Impact of the COVID-19 Pandemic
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES
Sale of vacation ownership products	$425	$296	$735	$459
Management and exchange	203	220	425	413
Rental	140	121	273	210
Financing	72	68	143	127
Cost reimbursements	324	274	640	529
TOTAL REVENUES	1,164	979	2,216	1,738
EXPENSES
Cost of vacation ownership products	80	67	140	107
Marketing and sales	214	164	396	273
Management and exchange	102	126	229	243
Rental	87	81	168	163
Financing	23	21	44	42
General and administrative	64	66	125	112
Depreciation and amortization	32	36	65	77
Litigation charges	2	3	5	6
Royalty fee	29	27	56	52
Impairment	—	5	—	5
Cost reimbursements	324	274	640	529
TOTAL EXPENSES	957	870	1,868	1,609
Gains (losses) and other income (expense), net	37	(2)	41	4
Interest expense	(30)	(44)	(57)	(87)
Transaction and integration costs	(37)	(29)	(65)	(48)
Other	1	1	1	1
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	178	35	268	(1)
Provision for income taxes	(43)	(27)	(75)	(16)
NET INCOME (LOSS)	135	8	193	(17)
Net loss (income) attributable to noncontrolling interests	1	(2)	1	(5)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$136	$6	$194	$(22)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$3.30	$0.15	$4.64	$(0.52)
Diluted	$2.97	$0.15	$4.18	$(0.52)

CASH DIVIDENDS DECLARED PER SHARE	$0.62	$—	$1.24	$—
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
NET INCOME (LOSS)	$135	$8	$193	$(17)

Foreign currency translation adjustments	(2)	4	2	1
Reclassification of foreign currency translation adjustments realized upon disposition of entities	(10)	—	(10)	—
Derivative instrument adjustment, net of tax	7	3	23	9
OTHER COMPREHENSIVE (LOSS) GAIN, NET OF TAX	(5)	7	15	10

Net loss (income) attributable to noncontrolling interests	1	(2)	1	(5)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	(2)	1	(5)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$131	$13	$209	$(12)
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$324	$342
Restricted cash (including $108 and $139 from VIEs, respectively)	282	461
Accounts receivable, net (including $12 and $12 from VIEs, respectively)	244	279
Vacation ownership notes receivable, net (including $1,659 and $1,662 from VIEs, respectively)	2,075	2,045
Inventory	695	719
Property and equipment, net	1,151	1,136
Goodwill	3,117	3,150
Intangibles, net	941	993
Other (including $71 and $76 from VIEs, respectively)	511	488
TOTAL ASSETS	$9,340	$9,613

LIABILITIES AND EQUITY
Accounts payable	$217	$265
Advance deposits	195	160
Accrued liabilities (including $2 and $2 from VIEs, respectively)	330	345
Deferred revenue	372	453
Payroll and benefits liability	204	201
Deferred compensation liability	130	142
Securitized debt, net (including $1,868 and $1,877 from VIEs, respectively)	1,846	1,856
Debt, net	2,748	2,631
Other	210	224
Deferred taxes	342	350
TOTAL LIABILITIES	6,594	6,627
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,741,585 and 75,519,049 shares issued, respectively	1	1
Treasury stock — at cost; 35,377,001 and 33,235,671 shares, respectively	(1,666)	(1,356)
Additional paid-in capital	3,963	4,072
Accumulated other comprehensive loss	(1)	(16)
Retained earnings	448	275
TOTAL MVW SHAREHOLDERS' EQUITY	2,745	2,976
Noncontrolling interests	1	10
TOTAL EQUITY	2,746	2,986
TOTAL LIABILITIES AND EQUITY	$9,340	$9,613
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
OPERATING ACTIVITIES
Net income (loss)	$193	$(17)
Adjustments to reconcile net income (loss) to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	65	77
Amortization of debt discount and issuance costs	10	22
Vacation ownership notes receivable reserve	66	42
Share-based compensation	20	22
Impairment charges	—	5
Gains and other income, net	(47)	(1)
Deferred income taxes	29	36
Net change in assets and liabilities:
Accounts receivable	59	60
Vacation ownership notes receivable originations	(483)	(320)
Vacation ownership notes receivable collections	365	362
Inventory	25	14
Other assets	(63)	(66)
Accounts payable, advance deposits and accrued liabilities	8	(9)
Deferred revenue	19	48
Payroll and benefit liabilities	7	35
Deferred compensation liability	4	11
Other liabilities	—	4
Deconsolidation of certain Consolidated Property Owners' Associations	(48)	(87)
Purchase of vacation ownership units for future transfer to inventory	(12)	(99)
Other, net	1	9
Net cash, cash equivalents and restricted cash provided by operating activities	218	148
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	—	(157)
Proceeds from disposition of subsidiaries, net of cash and restricted cash transferred	93	—
Capital expenditures for property and equipment (excluding inventory)	(23)	(11)
Issuance of note receivable to VIE	(47)	—
Purchase of company owned life insurance	(11)	(8)
Other, net	3	—
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	15	(176)

Continued
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
FINANCING ACTIVITIES
Borrowings from securitization transactions	477	425
Repayment of debt related to securitization transactions	(485)	(420)
Proceeds from debt	125	1,061
Repayments of debt	(125)	(289)
Purchase of convertible note hedges	—	(100)
Proceeds from issuance of warrants	—	70
Finance lease payment	(2)	(1)
Payment of debt issuance costs	(9)	(15)
Repurchase of common stock	(312)	—
Payment of dividends	(75)	—
Payment of withholding taxes on vesting of restricted stock units	(22)	(15)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(428)	716
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2)	—
Change in cash, cash equivalents and restricted cash	(197)	688
Cash, cash equivalents and restricted cash, beginning of period	803	992
Cash, cash equivalents and restricted cash, end of period	$606	$1,680

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of debt in connection with asset acquisition	$11	$—
Non-cash issuance of treasury stock for employee stock purchase plan	2	2
Non-cash issuance of treasury stock in connection with Welk Acquisition	—	248
Non-cash transfer from inventory to property and equipment	45	3
Non-cash transfer from property and equipment to inventory	2	2
Non-cash transfer of other assets to property and equipment	15	22
Non-cash reduction of debt associated with bifurcation of conversion feature on the 2022 Convertible Notes	5	—
Non-cash adjustment to additional paid-in capital for 2022 Convertible Note Hedges	6	—

Interest paid, net of amounts capitalized	69	89
Income taxes paid, net of refunds (income tax refunds, net of income taxes paid)	33	(27)

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.5	BALANCE AT DECEMBER 31, 2021	$1	$(1,356)	$4,072	$(16)	$275	$2,976	$10	$2,986
—	Impact of adoption of ASU 2020-06	—	—	(111)	—	31	(80)	—	(80)
75.5	OPENING BALANCE 2022	1	(1,356)	3,961	(16)	306	2,896	10	2,906
—	Net income	—	—	—	—	58	58	—	58
—	Foreign currency translation adjustments	—	—	—	4	—	4	—	4
—	Derivative instrument adjustment	—	—	—	16	—	16	—	16
0.2	Share-based compensation plans	—	1	(16)	—	—	(15)	—	(15)
—	Repurchase of common stock	—	(119)	—	—	—	(119)	—	(119)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.7	BALANCE AT MARCH 31, 2022	1	(1,474)	3,945	4	338	2,814	10	2,824
—	Net income (loss)	—	—	—	—	136	136	(1)	135
—	Foreign currency translation adjustments	—	—	—	(2)	—	(2)	—	(2)
—	Reclassification of foreign currency translation adjustments realized upon disposition of entities	—	—	—	(10)	—	(10)	—	(10)
—	Derivative instrument adjustment	—	—	—	7	—	7	—	7
—	Adjustment for 2022 Convertible Note Hedges	—	—	6	—	—	6	—	6
—	Share-based compensation plans	—	1	12	—	—	13	—	13
—	Repurchase of common stock	—	(193)	—	—	—	(193)	—	(193)
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(8)	(8)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.7	BALANCE AT JUNE 30, 2022	$1	$(1,666)	$3,963	$(1)	$448	$2,745	$1	$2,746

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
Pursuant to a change in control of certain consolidated owners’ associations, we recorded a non-cash loss of $3 million in Gains (losses) and other income (expense), net on our Income Statement for each of the three and six months ended June 30, 2022, and deconsolidated $110 million of assets, inclusive of $48 million of restricted cash, and $99 million of liabilities, for a decrease in Noncontrolling interests of $8 million during the first half of 2022. We continue to act as manager for these owners’ associations pursuant to existing management contracts and retain membership interests via our ownership of vacation ownership interests.
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainty created by the COVID-19 pandemic, and the uncertainty of the success of ongoing efforts to mitigate the effects of the COVID-19 pandemic, have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
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
Acquisition of Welk
On April 1, 2021, we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. We refer to the business and brands that we acquired as “Legacy-Welk.” See Footnote 3 “Acquisitions and Dispositions” for more information on the Welk Acquisition.

Disposition of VRI Americas
Our Financial Statements reflect the disposition of the Vacation Resorts International (“VRI”) and Trading Places International (“TPI”) businesses (together the “VRI Americas” business) on April 29, 2022. See Footnote 3 “Acquisitions and Dispositions” for more information on the disposition of VRI Americas.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
New Accounting Standards
Accounting Standards Update 2020-06 – “Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”)
In the first quarter of 2022, we adopted accounting standards update (“ASU”) 2020-06, using the modified retrospective method. Upon adoption of ASU 2020-06, our convertible notes were no longer separated into liability and equity components, and we are required to calculate the impact of our convertible notes on diluted earnings per share using the “if-converted” method, regardless of intent to settle or partially settle the debt in cash. Under the “if-converted” method, diluted earnings per share is generally calculated assuming that all of our convertible notes are converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the “if-converted” method reduces our reported diluted earnings per share. The impacts of the adoption were recorded as a cumulative effect in the opening balance of retained earnings and the conversion feature related to our convertible notes was reclassified from equity to liabilities. In addition, we eliminated the related equity adjustment associated with the deferred tax liability. The adoption of ASU 2020-06 on January 1, 2022 resulted in an increase in debt of $107 million, a decrease in additional paid-in capital of $111 million, and a decrease in deferred taxes of $27 million, as well as a cumulative effect adjustment to the opening balance of retained earnings of $31 million. The remaining debt issuance costs will continue to be amortized over the respective terms of our convertible notes. The prior period consolidated financial statements have not been retrospectively restated and continue to be reported under the accounting standards in effect for those periods. See Footnote 13 “Debt” for further information on accounting for the 2022 Convertible Notes and the 2022 Convertible Note Hedges (as defined in Footnote 13 “Debt”), subsequent to the adoption of ASU 2020-06.
Accounting Standards Update 2021-08 - “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”)
In the first quarter of 2022, we adopted ASU 2021-08, which amended ASC 805 to require entities to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers in a business combination. The adoption of ASU 2021-08 on January 1, 2022 did not have a material impact on our financial statements and disclosures. In the event that we complete business combinations in the future, the application of ASU 2021-08 could result in higher acquired deferred revenue.
Future Adoption of Accounting Standards
Accounting Standards Update 2020-04 – “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”)
In March 2020, the FASB issued ASU 2020-04, as amended, which provides optional expedients and exceptions to existing guidance on contract modifications and hedge accounting in an effort to ease the financial reporting burdens related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. This update was effective upon issuance and issuers may generally elect to adopt the optional expedients and exceptions over time through December 31, 2022. As of June 30, 2022, the interest rates applicable to borrowings under our existing Term Loan (as defined in Footnote 13 “Debt”) and Warehouse Credit Facility (as defined in Footnote 12 “Securitized Debt”) generally continued to reference LIBOR, as did certain interest rate swaps and collars. Subsequent to June 30, 2022, we amended the terms of our Warehouse Credit Facility to, among other things, reference SOFR (as defined in Footnote 12 “Securitized Debt”) rather than LIBOR. Our Term Loan and certain interest rate swaps and collars have not yet discontinued the use of LIBOR. To the extent these instruments are amended to reference a different benchmark interest rate, we may elect to utilize the relief available in ASU 2020-04. When we renew or amend our remaining existing debt instruments, we will determine a replacement rate for LIBOR. We have not adopted any of the optional expedients or exceptions as of June 30, 2022, but will continue to evaluate their adoption during the effective period as circumstances evolve.

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
Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Welk Acquisition as a business combination, which required us to record the assets acquired and liabilities assumed at fair value as of the Welk Acquisition Date. The values attributed to Vacation ownership notes receivable, Inventory, Property and equipment, Intangible assets, and Securitized debt from VIEs were based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC Topic 820, “Fair Value Measurements” (“ASC 820”). The value attributed to Debt was based on Level 2 inputs in accordance with ASC 820. During the first quarter of 2022, we finalized our allocation of the purchase price to the acquired assets and liabilities. The following table presents the fair values of the assets that we acquired and the liabilities that we assumed in connection with the business combination as previously reported at December 31, 2021, and as finalized at March 31, 2022. During the first quarter of 2022, we refined our valuation models related to certain acquired assets and liabilities as follows:

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

Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Marriott Vacations Worldwide and Legacy-Welk as if we had completed the Welk Acquisition on December 31, 2019, the last day of our 2019 fiscal year, but using the fair values of assets and liabilities as of the Welk Acquisition Date set forth above. As required by GAAP, these unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Welk Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.
There were no Welk Acquisition-related costs included in the unaudited pro forma results below for the six months ended June 30, 2021.

Six Months Ended
($ in millions, except per share data)	June 30, 2021
Revenues	$1,785
Net loss	$(4)
Net loss attributable to common shareholders	$(10)
LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(0.24)
Diluted	$(0.24)
Legacy-Welk Results of Operations
The following table presents the results of Legacy-Welk operations included in our Income Statement for the three months and six months ended June 30, 2022 and June 30, 2021.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$56	$48	$107	$48
Net income	$5	$5	$12	$5
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
Dispositions
On April 29, 2022, we disposed of VRI Americas for proceeds of $55 million, net of cash and restricted cash transferred to the buyer of $12 million, after determining that this business was not a core component of our future growth strategy and operating model. The results of VRI Americas are included in our Exchange and Third-Party Management segment through the date of the sale. The net carrying value of VRI Americas as of the date of the disposition was $51 million, including $25 million of goodwill and $20 million of intangible assets. As a result of the disposition, we recorded a gain of $16 million in Gains (losses) and other income (expense), net on our Income Statements for the three and six months ended June 30, 2022.
Additionally, on June 28, 2022, we disposed of entities that owned and operated a Vacation Ownership segment hotel in Puerto Vallarta, Mexico, for proceeds of $38 million, net of cash and restricted cash transferred to the buyer of $3 million, consistent with our development strategy to dispose of non-strategic assets. The net carrying value of the business disposed of as of the date of the disposition, excluding the cumulative translation adjustment, was $18 million, substantially all of which was property and equipment. As a result of this disposition, we recorded a gain of $33 million in Gains (losses) and other income (expense), net on our Income Statements for the three and six months ended June 30, 2022, which included the realization of cumulative foreign currency translation gains of $10 million associated with the disposition of these entities.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended June 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$425	$—	$—	$425

Ancillary revenues	66	1	—	67
Management fee revenues	41	11	(1)	51
Exchange and other services revenues	33	46	6	85
Management and exchange	140	58	5	203

Rental	129	11	—	140

Cost reimbursements	325	5	(6)	324
Revenue from contracts with customers	1,019	74	(1)	1,092

Financing	72	—	—	72
Total Revenues	$1,091	$74	$(1)	$1,164

	Three Months Ended June 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$296	$—	$—	$296

Ancillary revenues	52	1	—	53
Management fee revenues	39	9	(5)	43
Exchange and other services revenues	32	50	42	124
Management and exchange	123	60	37	220

Rental	110	11	—	121

Cost reimbursements	286	15	(27)	274
Revenue from contracts with customers	815	86	10	911

Financing	68	—	—	68
Total Revenues	$883	$86	$10	$979

	Six Months Ended June 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$735	$—	$—	$735

Ancillary revenues	120	2	—	122
Management fee revenues	83	21	(4)	100
Exchange and other services revenues	63	99	41	203
Management and exchange	266	122	37	425

Rental	251	22	—	273

Cost reimbursements	652	14	(26)	640
Revenue from contracts with customers	1,904	158	11	2,073

Financing	143	—	—	143
Total Revenues	$2,047	$158	$11	$2,216

	Six Months Ended June 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$459	$—	$—	$459

Ancillary revenues	80	1	—	81
Management fee revenues	77	14	(11)	80
Exchange and other services revenues	60	105	87	252
Management and exchange	217	120	76	413

Rental	187	23	—	210

Cost reimbursements	554	29	(54)	529
Revenue from contracts with customers	1,417	172	22	1,611

Financing	127	—	—	127
Total Revenues	$1,544	$172	$22	$1,738

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended June 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$523	$34	$(1)	$556
Goods or services transferred at a point in time	496	40	—	536
Revenue from contracts with customers	$1,019	$74	$(1)	$1,092

	Three Months Ended June 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$463	$43	$10	$516
Goods or services transferred at a point in time	352	43	—	395
Revenue from contracts with customers	$815	$86	$10	$911

	Six Months Ended June 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,041	$72	$11	$1,124
Goods or services transferred at a point in time	863	86	—	949
Revenue from contracts with customers	$1,904	$158	$11	$2,073

	Six Months Ended June 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$871	$80	$22	$973
Goods or services transferred at a point in time	546	92	—	638
Revenue from contracts with customers	$1,417	$172	$22	$1,611
Sale of Vacation Ownership Products
Revenue declined during the second quarter and first half of 2022 by $3 million and $5 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either June 30, 2022 or December 31, 2021.

($ in millions)	At June 30, 2022	At December 31, 2021
Receivables from Contracts with Customers
Accounts receivable, net	$118	$172
Vacation ownership notes receivable, net	2,075	2,045
	$2,193	$2,217
Contract Liabilities
Advance deposits	$195	$160
Deferred revenue	372	453
	$567	$613

Revenue recognized during the second quarter and first half of 2022 that was included in our contract liabilities balance at December 31, 2021 was $117 million and $243 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At June 30, 2022, approximately 87% of this amount is expected to be recognized as revenue over the next two years.
Accounts Receivable
Accounts receivable is comprised of amounts due from customers, primarily owners’ associations, resort developers and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts receivable balances:

($ in millions)	At June 30, 2022	At December 31, 2021
Receivables from contracts with customers, net	$118	$172
Note receivable from variable interest entity(1)	47	—
Interest receivable	15	14
Tax receivable	22	48
Indemnification assets	19	22
Employee tax credit receivable	17	19
Other	6	4
	$244	$279
_________________________
(1)See Footnote 16 “Variable Interest Entities” for additional information on the loan extended to a VIE during the second quarter of 2022 when we amended our commitment to purchase a property located in Waikiki, Hawaii.

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income, less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 24.3% and 75.4% for the three months ended June 30, 2022 and June 30, 2021, respectively. Our interim effective tax rate was 28.1% and (1,737.7%) for the six months ended June 30, 2022 and June 30, 2021, respectively. The change in the effective tax rate for both the three and six months ended June 30, 2022 is predominately attributable to an increase in pre-tax income.
Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the six months ended June 30, 2022. These unrecognized tax benefits relate to uncertain income tax positions, which would affect the effective tax rate if recognized.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2021	$26
Increases related to tax positions taken during a prior period	2
Decreases as a result of a lapse of the applicable statute of limitations	(1)
Balance at June 30, 2022	$27
The total amount of gross interest and penalties accrued was $47 million at June 30, 2022 and $42 million at December 31, 2021. We anticipate $14 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.

Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	June 30, 2022			December 31, 2021
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,390	$269	$1,659	$1,308	$354	$1,662
Non-securitized
Eligible for securitization(1)	89	1	90	96	1	97
Not eligible for securitization(1)	305	21	326	267	19	286
Subtotal	394	22	416	363	20	383
	$1,784	$291	$2,075	$1,671	$374	$2,045
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

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest income associated with vacation ownership notes receivable — securitized	$60	$57	$119	$105
Interest income associated with vacation ownership notes receivable — non-securitized	9	8	19	18
Total interest income associated with vacation ownership notes receivable	$69	$65	$138	$123
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of reserves, and interest rates for our acquired vacation ownership notes receivable at June 30, 2022.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2022, remaining	$2	$20	$22
2023	3	41	44
2024	3	41	44
2025	2	39	41
2026	2	36	38
Thereafter	10	92	102
Balance at June 30, 2022	$22	$269	$291
Weighted average stated interest rate	13.9%	14.2%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%

The following table summarizes activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2021	$47	$23	$70
Securitizations	(1)	1	—
Clean-up call	1	(1)	—
Write-offs	(29)	—	(29)
Recoveries	18	—	18
Defaulted vacation ownership notes receivable repurchase activity(1)	14	(14)	—
(Decrease) increase in vacation ownership notes receivable reserve	(14)	14	—
Balance at June 30, 2022	$36	$23	$59
_________________________
(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchase securitized vacation ownership notes receivable.
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at June 30, 2022.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2022, remaining	$37	$64	$101
2023	34	130	164
2024	30	133	163
2025	30	135	165
2026	31	141	172
Thereafter	232	787	1,019
Balance at June 30, 2022	$394	$1,390	$1,784
Weighted average stated interest rate	12.7%	13.0%	12.9%
Range of stated interest rates	0.0% to 20.9%	0.0% to 19.9%	0.0% to 20.9%

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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2021	$193	$140	$333
Increase in vacation ownership notes receivable reserve	56	10	66
Securitizations	(55)	55	—
Clean-up call	15	(15)	—
Write-offs	(58)	—	(58)
Defaulted vacation ownership notes receivable repurchase activity(1)	32	(32)	—
Balance at June 30, 2022	$183	$158	$341
_________________________
(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchase securitized vacation ownership notes receivable.
Credit Quality of Legacy-MVW Vacation Ownership Notes Receivable
For both Legacy-MVW non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 6.81% as of June 30, 2022, and 6.74% as of December 31, 2021. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $6 million as of both June 30, 2022 and December 31, 2021.
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

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2022	$75	$6	$81
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2021	$88	$8	$96
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-MVW vacation ownership notes receivable as of June 30, 2022 and December 31, 2021.

	Legacy-MVW Vacation Ownership Notes Receivable
	As of June 30, 2022			As of December 31, 2021
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$6	$19	$25	$6	$20	$26
91 – 150 days past due	3	6	9	4	8	12
Greater than 150 days past due	72	—	72	84	—	84
Total past due	81	25	106	94	28	122
Current	190	1,058	1,248	180	1,027	1,207
Total vacation ownership notes receivable	$271	$1,083	$1,354	$274	$1,055	$1,329

The following table details the origination year of our Legacy-MVW vacation ownership notes receivable as of June 30, 2022.

	Legacy-MVW Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Year of Origination
2022	$124	$112	$236
2021	31	339	370
2020	18	135	153
2019	37	205	242
2018	23	130	153
2017 & Prior	38	162	200
	$271	$1,083	$1,354
Credit Quality of Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
At June 30, 2022 and December 31, 2021, the weighted average FICO score within our consolidated Legacy-ILG and Legacy-Welk vacation ownership notes receivable pools was 709 and 707, respectively, based upon the FICO score of the borrower at the time of origination. The average estimated rate for all future defaults for our Legacy-ILG and Legacy-Welk consolidated outstanding pool of vacation ownership notes receivable was 16.85% as of June 30, 2022 and 17.33% as of December 31, 2021. A 0.5 percentage point increase in the estimated default rate on the Legacy-ILG and Legacy-Welk vacation ownership notes receivable would have resulted in an increase in the related vacation ownership notes receivable reserve of $5 million as of June 30, 2022 and $4 million as of December 31, 2021.
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

	Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2022	$95	$9	$104
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2021	$114	$10	$124
The following table shows the aging of the recorded investment in principal, before reserves, in Legacy-ILG and Legacy-Welk vacation ownership notes receivable as of June 30, 2022 and December 31, 2021.

	Legacy-ILG and Legacy-Welk Vacation Ownership Notes Receivable
	As of June 30, 2022			As of December 31, 2021
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$9	$20	$29	$16	$24	$40
91 – 120 days past due	4	5	9	4	6	10
Greater than 120 days past due	91	4	95	110	4	114
Total past due	104	29	133	130	34	164
Current	259	728	987	219	735	954
Total vacation ownership notes receivable	$363	$757	$1,120	$349	$769	$1,118

The following tables show the Legacy-ILG and Legacy-Welk acquired vacation ownership notes receivable, before reserves, by brand and FICO score.

	Acquired Vacation Ownership Notes Receivable
	As of June 30, 2022					As of December 31, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total	700 +	600 - 699	< 600	No Score	Total
Westin	$42	$26	$2	$6	$76	$52	$32	$3	$8	$95
Sheraton	43	37	6	15	101	54	48	8	23	133
Hyatt	6	4	1	—	11	8	6	1	—	15
Welk	93	63	1	2	159	115	79	1	2	197
Other	1	1	—	1	3	2	—	—	2	4
	$185	$131	$10	$24	$350	$231	$165	$13	$35	$444
The following tables detail the origination year of our Legacy-ILG and Legacy-Welk acquired vacation ownership notes receivable by brand and FICO score as of June 30, 2022.

	Acquired Vacation Ownership Notes Receivable 2018 & Prior
($ in millions)	Westin	Sheraton	Hyatt & Other	Total
700 +	$42	$43	$7	$92
600 - 699	26	37	5	68
< 600	2	6	1	9
No Score	6	15	1	22
	$76	$101	$14	$191

	Acquired Vacation Ownership Notes Receivable - Welk
($ in millions)	2021	2020	2019	2018 & Prior	Total
700 +	$7	$20	$24	$42	$93
600 - 699	4	12	16	31	63
< 600	—	1	—	—	1
No Score	—	—	1	1	2
	$11	$33	$41	$74	$159
The following tables show the Legacy-ILG and Legacy-Welk originated vacation ownership notes receivable, before reserves, by brand and FICO score.

	Originated Vacation Ownership Notes Receivable as of June 30, 2022
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$155	$73	$8	$44	$280
Sheraton	146	104	20	41	311
Hyatt	25	12	1	—	38
Welk	99	39	2	1	141
	$425	$228	$31	$86	$770

	Originated Vacation Ownership Notes Receivable as of December 31, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$143	$66	$8	$34	$251
Sheraton	136	94	20	46	296
Hyatt	22	11	—	—	33
Welk	65	27	1	1	94
	$366	$198	$29	$81	$674

The following tables detail the origination year of our Legacy-ILG and Legacy-Welk originated vacation ownership notes receivable by brand and FICO score as of June 30, 2022.

	Originated Vacation Ownership Notes Receivable - Westin
($ in millions)	2022	2021	2020	2019	2018	Total
700 +	$39	$56	$19	$34	$7	$155
600 - 699	15	27	9	18	4	73
< 600	2	3	1	2	—	8
No Score	25	7	4	7	1	44
	$81	$93	$33	$61	$12	$280

	Originated Vacation Ownership Notes Receivable - Sheraton
($ in millions)	2022	2021	2020	2019	2018	Total
700 +	$39	$51	$19	$29	$8	$146
600 - 699	24	40	13	21	6	104
< 600	3	8	3	5	1	20
No Score	8	10	7	13	3	41
	$74	$109	$42	$68	$18	$311

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2022	2021	2020	2019	2018	Total
700 +	$10	$8	$2	$4	$1	$25
600 - 699	4	4	1	2	1	12
< 600	—	1	—	—	—	1
No Score	—	—	—	—	—	—
	$14	$13	$3	$6	$2	$38

	Originated Vacation Ownership Notes Receivable - Welk
($ in millions)	2022	2021	2020	2019	2018	Total
700 +	$52	$47	$—	$—	$—	$99
600 - 699	19	20	—	—	—	39
< 600	1	1	—	—	—	2
No Score	1	—	—	—	—	1
	$73	$68	$—	$—	$—	$141

7.	FINANCIAL INSTRUMENTS
The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts receivable, deposits included in Other assets, Accounts payable, Advance deposits, Accrued liabilities, and derivative instruments, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At June 30, 2022		At December 31, 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,075	$2,160	$2,045	$2,102
Other assets	71	71	76	76
Total financial assets	$2,146	$2,231	$2,121	$2,178

Securitized debt, net	$(1,846)	$(1,754)	$(1,856)	$(1,900)
2025 Notes, net	(248)	(249)	(248)	(261)
2028 Notes, net	(346)	(304)	(346)	(362)
2029 Notes, net	(494)	(416)	(493)	(505)
Term Loan, net	(777)	(745)	(776)	(784)
2022 Convertible Notes, net(1)	(225)	(225)	(224)	(280)
2026 Convertible Notes, net(1)	(564)	(520)	(461)	(682)
Non-interest bearing note payable, net	(10)	(10)	—	—
Total financial liabilities	$(4,510)	$(4,223)	$(4,404)	$(4,774)
_________________________
(1)Prior period amounts have not been adjusted to reflect our adoption of ASU 2020-06 under the modified retrospective method. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for information on our adoption of ASU 2020-06.
Vacation Ownership Notes Receivable

	At June 30, 2022		At December 31, 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net
Securitized	$1,659	$1,736	$1,662	$1,712

Eligible for securitization	90	98	97	104
Not eligible for securitization	326	326	286	286
Non-securitized	416	424	383	390
	$2,075	$2,160	$2,045	$2,102
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
Other Assets
Other assets include $71 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Convertible Notes
We estimate the fair value of the 2026 Convertible Notes (as defined in Footnote 13 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which the 2026 Convertible Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The difference between the carrying value and the fair value is primarily attributed to the underlying conversion feature and the spread between the conversion price and the market value of the shares underlying the 2026 Convertible notes.
Prior to June 2022, we estimated the fair value of the 2022 Convertible Notes (as defined in Footnote 13 “Debt”) using the same approach as the aforementioned 2026 Convertible Notes. In June 2022, the fair value of the 2022 Convertible Notes was calculated using the “with and without” approach (Level 2) based upon comparable debt yields.

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
We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. ASU 2020-06 is applicable to our convertible notes outstanding as of adoption and requires us to calculate the impact of our convertible notes on diluted earnings per share using the “if-converted” method, regardless of our intent to settle or partially settle the debt in cash. Under the “if-converted” method, shares issuable upon conversion of our convertible notes are assumed to be converted into common stock at the beginning of the period, to the extent dilutive. We issued notice of our intent to settle the 2022 Convertible Notes in cash, which became irrevocable on June 15, 2022, and as a result, we suspended the use of the “if-converted” method for the 2022 Convertible Notes at that time, as there was no longer a share settlement option. Earnings per share for the three and six months ended June 30, 2021 have not been retrospectively restated and continue to be reported under the accounting standards in effect for that period.
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
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common shareholders.

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Computation of Basic Earnings (Loss) Per Share Attributable to Common Shareholders
Net income (loss) attributable to common shareholders	$136	$6	$194	$(22)
Shares for basic earnings (loss) per share	41.3	42.9	41.9	42.1
Basic earnings (loss) per share	$3.30	$0.15	$4.64	$(0.52)

The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common shareholders.

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2022(1)	June 30, 2021(1)	June 30, 2022(1)	June 30, 2021(1)
Computation of Diluted Earnings (Loss) Per Share Attributable to Common Shareholders
Net income (loss) attributable to common shareholders	$136	$6	$194	$(22)
Add back of interest expense related to convertible notes subsequent to the adoption of ASU 2020-06, net of tax	2	—	3	—
Numerator used to calculate diluted EPS	$138	$6	$197	$(22)

Shares for basic earnings (loss) per share	41.3	42.9	41.9	42.1
Effect of dilutive shares outstanding(2)
Employee SARs	0.2	0.2	0.2	—
Restricted stock units	0.3	0.5	0.3	—
2022 Convertible Notes ($230 million of principal)(3)	1.3	0.2	1.4	—
2026 Convertible Notes ($575 million of principal)	3.4	—	3.4	—
Shares for diluted earnings (loss) per share	46.5	43.8	47.2	42.1
Diluted earnings (loss) per share	$2.97	$0.15	$4.18	$(0.52)
_______________________________
(1)The computations of diluted earnings per share attributable to common shareholders exclude approximately 293,000 and 299,000 shares of common stock, the maximum number of shares issuable as of June 30, 2022 and June 30, 2021, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2)For the first half of 2021, the following potentially dilutive securities were excluded from the above calculation of diluted net loss per share attributable to common shareholders during the periods presented, as the effects of including these securities would have been anti-dilutive.

Six Months Ended
(in millions)	June 30, 2021
Employee SARs	0.2
Restricted stock units	0.5
2022 Convertible Notes ($230 million of principal)	0.2
0.9
(3)We had the option to settle the 2022 Convertible Notes in cash, stock, or a combination of the two. Therefore, from the beginning of the period through the date on which our notice of our intent to settle the 2022 Convertible Notes in cash became irrevocable, we included shares in the denominator of the diluted earnings per share calculation, applying the “if-converted” method. For the period from June 15, 2022 through June 30, 2022, we excluded the related shares from the denominator of the diluted earnings per share calculation.
In accordance with the applicable accounting guidance for calculating earnings per share, for the second quarter of 2022, we excluded from our calculation of diluted earnings per share 252,314 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $143.38 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first half of 2022, we excluded from our calculation of diluted earnings per share 199,813 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $159.27 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the second quarter of 2021, we excluded from our calculation of diluted earnings per share 127,857 shares underlying SARs that may settle in shares of common stock because the exercise price of $173.88 of such SARs was greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At June 30, 2022	At December 31, 2021
Real estate inventory(1)	$686	$710
Other	9	9
	$695	$719
_________________________
(1)Represents completed inventory that is registered for sale as vacation ownership interests and vacation ownership inventory expected to be reacquired pursuant to estimated future foreclosures.
We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $10 million during the first half of 2022 and by $1 million during the first half of 2021.
In addition to the above, at June 30, 2022 and December 31, 2021, we had $506 million and $460 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.

10.	GOODWILL AND INTANGIBLES
Goodwill
The following table details the carrying amount of our goodwill at June 30, 2022 and December 31, 2021, and reflects goodwill attributed to the ILG Acquisition and the Welk Acquisition.

($ in millions)	Vacation Ownership Reporting Unit	Exchange & Third-Party Management Reporting Unit	Total Consolidated
Balance at December 31, 2021	$2,778	$372	$3,150
Measurement period adjustments	(8)	—	(8)
Disposition of VRI Americas	—	(25)	(25)
Balance at June 30, 2022	$2,770	$347	$3,117
Intangible Assets
The following table details the composition of our intangible asset balances:

($ in millions)	At June 30, 2022	At December 31, 2021
Definite-lived intangible assets
Member relationships	$670	$671
Management contracts	427	452
	1,097	1,123
Accumulated amortization	(219)	(194)
	878	929
Indefinite-lived intangible assets
Trade names	63	64
	$941	$993

11.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of June 30, 2022, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $81 million, of which we expect $28 million, $30 million, $13 million, $7 million, and $3 million will be paid in the remainder of 2022, 2023, 2024, 2025, and 2026 and thereafter, respectively.
•We have a commitment to acquire real estate for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 16 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this transaction.
•We have commitments to acquire inventory from our managed owners’ associations in the remainder of 2022 for $30 million.
Surety bonds issued as of June 30, 2022 totaled $127 million, the majority of which were requested by federal, state, or local governments in connection with our operations.
As of June 30, 2022, we had $1 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”). In addition, as of June 30, 2022, we had $2 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance (if any) as our fee or we make up the deficit. At June 30, 2022, our maximum exposure under fixed dollar guarantees was $8 million, of which $1 million, $2 million, $2 million, $1 million, $1 million, and $1 million relate to the remainder of 2022, 2023, 2024, 2025, 2026, and thereafter, respectively.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At June 30, 2022, our expected commitment for the remainder of 2022 is $5 million, which will ultimately be recorded as a component of rental expense on our income statement.
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

12.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2022	At December 31, 2021
Vacation ownership notes receivable securitizations, gross(1)	$1,868	$1,877
Unamortized debt discount and issuance costs	(22)	(21)
	$1,846	$1,856
_________________________
(1)Interest rates as of June 30, 2022 range from 1.5% to 4.6%, with a weighted average interest rate of 2.7%.
All of our securitized debt is non-recourse to MVWC. See Footnote 16 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows scheduled future principal payments for our securitized debt as of June 30, 2022.

Vacation Ownership Notes Receivable Securitizations
($ in millions)
Payments Year
2022, remaining	$90
2023	183
2024	188
2025	189
2026	191
Thereafter	1,027
$1,868

Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the second quarter of 2022, and as of June 30, 2022, we had 14 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
During the second quarter of 2022, we completed the securitization of a pool of $383 million of vacation ownership notes receivable. Approximately $342 million of the vacation ownership notes receivable were purchased by MVW 2022-1 LLC (the “2022-1 LLC”) during the second quarter of 2022, and as of June 30, 2022, the 2022-1 LLC held $40 million of the proceeds, which was released as the remaining vacation ownership notes receivable were purchased subsequent to June 30, 2022.
In connection with the securitization, investors purchased $375 million in vacation ownership loan backed notes issued by the 2022-1 LLC in a private placement. The 2022-1 LLC issued four classes of vacation ownership loan backed notes: $220 million of Class A Notes, $77 million of Class B Notes, $48 million of Class C Notes, and $30 million of Class D Notes. The Class A Notes have an interest rate of 4.15%, the Class B Notes have an interest rate of 4.40%, the Class C Notes have an interest rate of 5.23%, and the Class D Notes have an interest rate of 7.35%, for an overall weighted average interest rate of 4.59%. Of the $375 million in proceeds from the transaction, approximately $98 million was used to repay all outstanding amounts previously drawn under our Warehouse Credit Facility (as defined below), approximately $7 million was used to pay transaction expenses and fund required reserves, and the remaining $176 million will be used for general corporate purposes. In connection with this securitization, we redeemed the remaining vacation ownership loan backed notes issued in a prior securitization transaction for approximately $38 million. The majority of the loans acquired through the redemption were purchased by the 2022-1 LLC.
Subsequent to the end of the second quarter of 2022, the 2022-1 LLC purchased the remaining $41 million of vacation ownership notes receivable and $40 million was released from restricted cash.
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), which has a borrowing capacity of $350 million, allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. During the first quarter of 2022, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $125 million. The average advance rate was 81%, which resulted in gross proceeds of $102 million. Net proceeds were $101 million due to the funding of reserve accounts of $1 million. As of June 30, 2022, there were no cash borrowings outstanding under our Warehouse Credit Facility.
Subsequent to the end of the second quarter of 2022, we amended certain agreements associated with our Warehouse Credit Facility (the “Warehouse Amendment”). The Warehouse Amendment increased the borrowing capacity of the existing facility from $350 million to $425 million and extended the revolving period from April 21, 2023 to July 28, 2024. The Warehouse Amendment also modified the interest rate applicable to most borrowings under the Warehouse Credit Facility. The Warehouse Credit Facility now uses a U.S. Treasury overnight financing rate (Secured Overnight Financing Rate or “SOFR”) plus a 0.10% adjustment (“Adjusted SOFR”) replacing 1-month LIBOR as its benchmark interest rate. As part of the Warehouse Amendment, the credit spread remained at 135 basis points over Adjusted SOFR. The Warehouse Amendment made no other material changes to the Warehouse Credit Facility.

13.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2022	At December 31, 2021
Senior Secured Notes
2025 Notes	$250	$250
Unamortized debt discount and issuance costs	(2)	(2)
	248	248
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(4)	(4)
	346	346

2029 Notes	500	500
Unamortized debt discount and issuance costs	(6)	(7)
	494	493
Corporate Credit Facility
Term Loan	784	784
Unamortized debt discount and issuance costs	(7)	(8)
	777	776
Convertible Notes
2022 Convertible Notes	230	230
Unamortized debt discount and issuance costs	(5)	(6)
	225	224

2026 Convertible Notes	575	575
Unamortized debt discount and issuance costs	(11)	(114)
	564	461

Non-interest bearing note payable	10	—

Finance Leases	84	83
	$2,748	$2,631
The following table shows scheduled principal payments for our debt, excluding finance leases, as of June 30, 2022.

($ in millions)	2025 Notes	2028 Notes	2029 Notes	Term Loan	2022 Convertible Notes	2026 Convertible Notes	Non-Interest Bearing Note Payable	Total
Year Payments
2022, remaining	$—	$—	$—	$—	$230	$—	$—	$230
2023	—	—	—	—	—	—	6	6
2024	—	—	—	—	—	—	4	4
2025	250	—	—	784	—	—	—	1,034
2026	—	—	—	—	—	575	—	575
Thereafter	—	350	500	—	—	—	—	850
	$250	$350	$500	$784	$230	$575	$10	$2,699

Senior Notes
Our senior notes include:
•$500 million aggregate principal amount of 6.125% Senior Secured Notes due 2025 issued in the second quarter of 2020 with a maturity date of September 15, 2025 (the “2025 Notes”), of which $250 million of principal was outstanding as of June 30, 2022.
•$350 million aggregate principal amount of 4.750% Senior Unsecured Notes due 2028 issued in the fourth quarter of 2019 with a maturity date of January 15, 2028 (the “2028 Notes”).
•$500 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2029 issued in the second quarter of 2021 with a maturity date of June 15, 2029 (the “2029 Notes”).
Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a $900 million term loan facility (the “Term Loan”), which matures on August 31, 2025, and bears interest at LIBOR plus 1.75%, and a revolving credit facility (the “Revolving Corporate Credit Facility”) which includes a letter of credit sub-facility of $75 million.
During the first quarter of 2022, we entered into an amendment to the Revolving Corporate Credit Facility (the “Revolver Amendment”), which increased the borrowing capacity of the existing revolving credit facility from $600 million to $750 million and extended the maturity date from August 31, 2023 to March 31, 2027. The Revolver Amendment modified the interest rate applicable to borrowings under the Revolving Corporate Credit Facility to reference SOFR and to be based on “Adjusted Term SOFR,” which is calculated as Term SOFR (as defined in the Revolver Amendment), plus a 0.10% adjustment, subject to a 0.00% floor. Interest rates for other select non-U.S. dollar borrowings were also amended to be based on updated variable rate indices. The applicable margins with respect to the Revolving Corporate Credit Facility were amended to be based on leverage-based measures instead of credit ratings-based measures. The Revolver Amendment made no other material changes to the Corporate Credit Facility.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625% and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480% and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000% and a floor strike rate of 1.8810% through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and recorded in Other assets on our Balance Sheet as of June 30, 2022 and in Other liabilities on our Balance Sheet as of December 31, 2021. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during the first half of 2022 and 2021. There were no reclassifications to the Income Statement for either of the periods presented below.

($ in millions)	2022	2021
Derivative instrument adjustment balance, January 1	$(18)	$(39)
Other comprehensive gain before reclassifications	16	6
Derivative instrument adjustment balance, March 31	(2)	(33)
Other comprehensive gain before reclassifications	7	3
Derivative instrument adjustment balance, June 30	$5	$(30)

Convertible Notes
2022 Convertible Notes
During 2017, we issued $230 million of aggregate principal amount of convertible senior notes (the “2022 Convertible Notes”) that bear interest at a rate of 1.50%, payable in cash semi-annually. The 2022 Convertible Notes mature on September 15, 2022, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of June 30, 2022 to 6.8540 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to a conversion price of $145.90 per share of our common stock), as a result of the dividends we declared since issuance of the 2022 Convertible Notes that were greater than the quarterly dividend we paid when the 2022 Convertible Notes were issued. As of June 30, 2022, the effective interest rate was 10.85%.
The following table reflects the activity related to our 2022 Convertible Notes during the first half of 2022.

($ in millions)	Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Debt, net	Carrying Amount of Equity Component, net of Issuance Costs
At December 31, 2021	$230	$(5)	$(1)	$224	$33
Adoption of ASU 2020-06(1)	—	5	—	5	(33)
At January 1, 2022	230	—	(1)	229	—
Amortization of debt issuance costs	—	—	1	1	—
Fair value of conversion option transferred to other liabilities(2)	—	(5)	—	(5)	—
At June 30, 2022	$230	$(5)	$—	$225	$—
________________________
(1)As a result of the adoption of ASU 2020-06 during the first quarter of 2022, we no longer accounted for the liability and equity components of the convertible notes separately, and we reclassified the conversion feature related to the 2022 Convertible Notes from equity to liabilities. Prior period amounts have not been adjusted to reflect our adoption of ASU 2020-06 under the modified retrospective method. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for information on our adoption of ASU 2020-06.
(2)We issued notice of our intent to settle the 2022 Convertible Notes in cash, which became irrevocable on June 15, 2022, and as a result, our previous exception to derivative accounting no longer applied and we were required to fair value the conversion feature on the 2022 Convertible Notes at that time. The fair value of the conversion feature of $5 million was recorded as a debt discount and a corresponding increase to Other liabilities on our balance sheet. Subsequent changes to the fair value of the conversion feature will be recorded on our income statement.
The following table shows interest expense information related to the 2022 Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Contractual interest expense	$1	$1	$2	$2
Amortization of debt discount	—	2	—	4
Amortization of debt issuance costs	1	—	1	—
	$2	$3	$3	$6
2022 Convertible Note Hedges and Warrants
In connection with the offering of the 2022 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2022 Convertible Note Hedges”), covering a total of approximately 1.6 million shares of our common stock, and warrant transactions (“2022 Warrants”), whereby we sold to the counterparties to the 2022 Convertible Note Hedges warrants to acquire approximately 1.6 million shares of our common stock. As of June 30, 2022, the strike prices of the 2022 Convertible Note Hedges and the 2022 Warrants were subject to adjustment to approximately $147.99 and $176.45, respectively, and no 2022 Convertible Note Hedges or 2022 Warrants have been exercised.

The 2022 Note Hedges are required to follow the same settlement provisions as the 2022 Convertible Notes. As such, upon issuance of the irrevocable notice of our intent to settle the 2022 Convertible Notes in cash, our previous exception to the derivative accounting for the 2022 Convertible Note Hedges no longer applied and we were required to fair value the 2022 Convertible Note Hedges at that time. The fair value of the 2022 Convertible Note Hedges of $6 million was estimated using the Black-Scholes model based on historical and implied volatility and the U.S. Treasury risk-free rate (Level 2 inputs) and recorded in Other assets and Additional paid-in capital on our balance sheet. Subsequent changes to the fair value of the 2022 Convertible Note Hedges will be recorded on our income statement.
2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bear interest at a rate of 0.00%. The 2026 Convertible Notes mature on January 15, 2026, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of June 30, 2022 to 5.9395 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $168.36 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 30, 2022, the effective interest rate was 0.55%.
The following table shows the net carrying value of the 2026 Convertible Notes.

($ in millions)	At June 30, 2022	At December 31, 2021
Liability component
Principal amount	$575	$575
Unamortized debt discount(1)	—	(104)
Unamortized debt issuance costs	(11)	(10)
Net carrying amount of the liability component	$564	$461

Carrying amount of equity component, net of issuance costs(1)	$—	$117
________________________
(1)As a result of adoption of ASU 2020-06 during the first quarter of 2022, we no longer account for the liability and equity components of the convertible notes separately, and we reclassified the conversion feature related to the 2026 Convertible Notes from equity to liabilities. Prior period amounts have not been adjusted to reflect our adoption of ASU 2020-06 under the modified retrospective method. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for information on our adoption of ASU 2020-06.
The following table shows interest expense information related to the 2026 Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amortization of debt discount	$—	$5	$—	$10
Amortization of debt issuance costs	—	1	1	1
	$—	$6	$1	$11
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2026 Convertible Note Hedges”), covering a total of approximately 3.4 million shares of our common stock, and warrant transactions (“2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges, warrants to acquire approximately 3.4 million shares of our common stock. As of June 30, 2022, the strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to approximately $168.36 and $210.45, respectively, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.

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
Non-Interest Bearing Note Payable
During the first quarter of 2022, we issued a non-interest bearing note payable in connection with the acquisition of vacation ownership units located in Bali, Indonesia. See Footnote 3 “Acquisitions and Dispositions” for additional information on this transaction.

14.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 30, 2022, there were 75,741,585 shares of Marriott Vacations Worldwide common stock issued, of which 40,364,584 shares were outstanding and 35,377,001 shares were held as treasury stock. At December 31, 2021, there were 75,519,049 shares of Marriott Vacations Worldwide common stock issued, of which 42,283,378 shares were outstanding and 33,235,671 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 30, 2022 or December 31, 2021.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase our own shares (each, a “Share Repurchase Program” and collectively, the “Share Repurchase Programs”). During the third quarter of 2021, our Board of Directors authorized us to purchase shares of our common stock under a Share Repurchase Program for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. During the first quarter of 2022, our Board of Directors authorized the purchase of up to an additional $300 million of our common stock under this program, as well as the extension of the term of this program to March 31, 2023.
As of June 30, 2022, approximately $160 million remained available for share repurchases under the Share Repurchase Program.
Subsequent to the end of the second quarter of 2022, our Board of Directors authorized the repurchase of up to an additional $500 million of our common stock, as well as the extension of the term of the Share Repurchase Program to June 30, 2023.
Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements, contractual restrictions, and other factors. In connection with the Share Repurchase Program, we are authorized to adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The authorization for the current Share Repurchase Program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice. Acquired shares of our common stock are currently held as treasury shares and carried at cost in our Financial Statements.
The following table summarizes share repurchase activity under our Share Repurchase Programs:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2021	17,681,395	$1,418	$80.17
For the first half of 2022	2,187,336	312	$143.02
As of June 30, 2022	19,868,731	$1,730	$87.09

Dividends
We declared cash dividends to holders of common stock during the first half of 2022 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt, and Board approval. There can be no assurance that we will pay dividends in the future.

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 18, 2022	March 3, 2022	March 17, 2022	$0.62
May 12, 2022	May 26, 2022	June 9, 2022	$0.62
Noncontrolling Interests - Owners’ Associations
We consolidate certain owners’ associations. Noncontrolling interests represent the portion of the owners’ associations related to third-party vacation ownership interest owners. Noncontrolling interests of $1 million and $10 million, as of June 30, 2022 and December 31, 2021, respectively, are included on our Balance Sheets as a component of equity.

15.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of June 30, 2022, approximately 1.0 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Service-based RSUs	$10	$9	$17	$15
Performance-based RSUs	1	2	1	3
	11	11	18	18
SARs	1	3	2	4
	$12	$14	$20	$22
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At June 30, 2022	At December 31, 2021
Service-based RSUs	$42	$33
Performance-based RSUs	9	—
	51	33
SARs	3	2
	$54	$35
Restricted Stock Units
We granted 177,951 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $152.18, to our employees and non-employee directors during the first half of 2022. During the first half of 2022, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 135,012 RSUs may be earned under the performance-based RSU awards granted during the first half of 2022.

Stock Appreciation Rights
We granted 77,037 SARs, with a weighted average grant-date fair value of $59.68 and a weighted average exercise price of $159.27, to members of management during the first half of 2022. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first half of 2022:

Expected volatility	42.86%
Dividend yield	1.53%
Risk-free rate	1.77%
Expected term (in years)	6.25

16.	VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
We periodically securitize, without recourse, through bankruptcy remote special purpose entities, notes receivable originated in connection with the sale of vacation ownership products. These vacation ownership notes receivable securitizations provide liquidity for general corporate purposes. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. With each vacation ownership notes receivable securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized vacation ownership notes receivable or, in some cases, overcollateralization and cash reserve accounts.
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
The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at June 30, 2022:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,659	$—	$1,659
Interest receivable	12	—	12
Restricted cash	108	—	108
Total	$1,779	$—	$1,779
Consolidated Liabilities
Interest payable	$2	$—	$2
Securitized debt	1,868	—	1,868
Total	$1,870	$—	$1,870

The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the second quarter of 2022:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$59	$1	$60
Interest expense to investors	$11	$1	$12
Debt issuance cost amortization	$2	$—	$2

The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first half of 2022:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$116	$3	$119
Interest expense to investors	$21	$1	$22
Debt issuance cost amortization	$4	$1	$5
Administrative expenses	$1	$—	$1
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$371	$421
Principal receipts	280	286
Interest receipts	116	108
Reserve release	113	108
Total	880	923
Cash Outflows
Principal to investors	(299)	(290)
Voluntary repurchases of defaulted vacation ownership notes receivable	(46)	(58)
Voluntary clean-up call	(39)	(72)
Interest to investors	(21)	(22)
Funding of restricted cash	(96)	(109)
Total	(501)	(551)
Net Cash Flows	$379	$372
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

The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$102	$—
Principal receipts	8	—
Interest receipts	3	—
Reserve release	1	—
Total	114	—
Cash Outflows
Principal to investors	(3)	—
Repayment of Warehouse Credit Facility	(98)	—
Interest to investors	(1)	(1)
Funding of restricted cash	(1)	—
Total	(103)	(1)
Net Cash Flows	$11	$(1)
Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii which is held by a VIE for which we are not the primary beneficiary. Accordingly, we have not consolidated the VIE. During the second quarter of 2022, we extended a loan to the VIE for $47 million and amended the terms of this commitment. If we are unable to negotiate a capital efficient inventory arrangement under which a third party will develop the property and agree to resell it to us at a later date, we are committed to purchase the property, in its then current form, for $80 million in the fourth quarter of 2022, unless it has been sold to another party. The loan extended to the VIE is due in full upon the earlier of sale of the property, including a sale to us, or an amendment and restatement of our purchase commitment. In the latter case, the existing loan of $47 million would be repaid to us as part of that revised purchase commitment. As of June 30, 2022, our Balance Sheet reflected $48 million in Accounts Receivable, including the note receivable of $47 million. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $48 million as of June 30, 2022.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At June 30, 2022, the value of the assets held in the rabbi trust was $71 million, which is included in the Other line within assets on our Balance Sheets.

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
•Exchange & Third-Party Management includes exchange networks and membership programs, as well as provision of management services to other resorts and lodging properties. We provide these services through Interval International and Aqua-Aston. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, owners’ association management, and other related products and services. VRI Americas was part of the Exchange & Third-Party Management segment through the date of sale in April 2022. See Footnote 3 “Acquisitions and Dispositions” for more information on the disposition of VRI Americas.
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
Revenues

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Vacation Ownership	$1,091	$883	$2,047	$1,544
Exchange & Third-Party Management	74	86	158	172
Total segment revenues	1,165	969	2,205	1,716
Corporate and other	(1)	10	11	22
	$1,164	$979	$2,216	$1,738
Adjusted EBITDA and Reconciliation to Net Income or Loss Attributable to Common Shareholders

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Adjusted EBITDA Vacation Ownership	$274	$182	$473	$250
Adjusted EBITDA Exchange & Third-Party Management	35	37	78	78
Reconciling items:
Corporate and other	(54)	(55)	(108)	(95)
Interest expense	(30)	(44)	(57)	(87)
Tax provision	(43)	(27)	(75)	(16)
Depreciation and amortization	(32)	(36)	(65)	(77)
Share-based compensation expense	(12)	(14)	(20)	(22)
Certain items	(2)	(37)	(32)	(53)
Net income (loss) attributable to common shareholders	$136	$6	$194	$(22)

Assets

($ in millions)	At June 30, 2022	At December 31, 2021
Vacation Ownership	$7,969	$7,897
Exchange & Third-Party Management	837	911
Total segment assets	8,806	8,808
Corporate and other	534	805
	$9,340	$9,613
We conduct business globally, and our operations outside the United States represented approximately 11% and 10% of our revenues, excluding cost reimbursements, for the three months ended June 30, 2022 and June 30, 2021, respectively, and 11% and 9% of our revenues, excluding cost reimbursements, for the six months ended June 30, 2022 and June 30, 2021, respectively.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations; business strategies, such as our plans to continue to increase our focus on sales of vacation ownership products to first-time buyers and our expectations regarding resulting increases in financing propensity; financing plans; competitive position; potential growth opportunities; potential operating performance improvements, including the expectations that contract sales, resort management, and resort occupancies will continue to remain strong for the remainder of 2022 and that interest income will increase in 2022; our expectations regarding availability of inventory for Getaways and exchange transactions; the effects of competition; and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the COVID-19 pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: the continuing effects of the COVID-19 pandemic, including quarantines or other government-imposed travel or health-related restrictions; the length and severity of the COVID-19 pandemic, including its short and longer-term impact on consumer confidence and demand for travel, and the pace of recovery following the COVID-19 pandemic or as effective treatments or vaccines against variants of the COVID-19 virus become widely available; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price inflation; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the effects of steps we have taken and may continue to take to reduce operating costs and/or enhance health and cleanliness protocols at our resorts due to the COVID-19 pandemic; political or social strife, and other matters referred to under the heading “Risk Factors” contained herein and also in our most recent Annual Report on Form 10-K, and as may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date of this Quarterly Report on Form 10-Q or as of the date they were made or as otherwise specified herein. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
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
Our Exchange & Third-Party Management segment includes exchange networks and membership programs, as well as provision of management services to other resorts and lodging properties. As of the end of the second quarter of 2022, we provided these services through Interval International and Aqua-Aston. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services. In April 2022, we disposed of VRI Americas after determining that the business was not a core component of our future growth strategy and operating model. This business was a component of our Exchange and Third-Party Management segment through the date of the sale. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for further information regarding this disposition.
Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to consolidated property owners’ associations (“Consolidated Property Owners’ Associations”).
Integration of Marriott, Sheraton and Westin Branded Vacation Ownership Products
Part of the rationale for our acquisition of ILG in 2018 was to achieve operating efficiencies and business growth by leveraging the brands licensed by Marriott International and its subsidiaries to us and to ILG. In 2016, Marriott International purchased Starwood Hotels and Resorts Worldwide, Inc., which at the time exclusively licensed the Sheraton and Westin vacation ownership brands to Legacy-ILG. In August 2022, we launched Abound by Marriott Vacations, a new owner benefit and exchange program which affiliates the Marriott, Sheraton and Westin vacation ownership brands to offer similar benefits to owners of our products under these brands. Under this program, owners of Marriott-, Sheraton- and Westin-branded vacation ownership interests can access over 90 Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club resorts using a common currency. The program also harmonizes fee structures and owner benefit levels and allows us to transition certain of our Legacy-ILG sales galleries to sell our Marriott Vacation Club Destinations product. Later in 2022, we plan to add certain Sheraton- and Westin-branded vacation ownership interests to the Marriott Vacation Club Destinations product.
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
Significant Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of vacation ownership products (also referred to as vacation ownership interests or “VOIs”) when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of the contracts with the customer and business practices, control of the vacation ownership product is transferred to the customer at closing for Marriott-branded and Legacy-Welk transactions and upon expiration of the statutory rescission period for Sheraton-,Westin-, and Hyatt-branded transactions. Sales of vacation ownership products may be made for cash or we may provide financing. In addition, we recognize settlement fees associated with the transfer of vacation ownership products and commission revenues from sales of vacation ownership products on behalf of third parties, which we refer to as “resales revenue.”
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
Revenue Recognition Change Commencing in August 2022
In connection with the affiliation of the Marriott-, Sheraton-, and Westin-branded vacation ownership products discussed above, in mid-August, we intend to modify our business practices and the terms of our Marriott-branded VOI sales contracts to be consistent with the existing terms of our Sheraton- and Westin-branded VOI sales contracts. As a result of these modifications, control of Marriott-branded vacation ownership products will be transferred to the customer upon expiration of the statutory rescission period, consistent with the current method for Sheraton- and Westin-branded vacation ownership products. This will result in the acceleration of revenue and a one-time benefit to development profit, net income attributable to common shareholders and Adjusted EBITDA (defined below), however at this time we are unable to quantify the magnitude of this impact. Marriott-branded VOI sales contracts executed prior to these modifications will continue to be accounted for as outlined above, with transfer of control of the VOI occurring at closing.
Management and Exchange
Our management and exchange revenues include revenues generated from fees we earn for managing each of our vacation ownership resorts, providing property management, owners’ association management and related services and fees we earn for providing rental services and related hotel, condominium resort, and owners’ association management services to vacation property owners.
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
Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021
Average FICO score	735	733
The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten to fifteen years. While we adjust interest rates from time to time, such changes are typically not made in step with the timing and magnitude of changes in broader market rates. We do use incentives to encourage our customers to take our financing. Included within our vacation ownership notes receivable are originated vacation ownership notes receivable and vacation ownership notes receivable acquired in connection with the ILG Acquisition and the Welk Acquisition.
The interest income earned from our vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 53% in the second quarter of 2022 and 52% in the second quarter of 2021. We expect to continue offering financing incentive programs throughout the remainder of 2022. Growing sales to first-time buyers, who are more likely to finance their purchases, remains an integral part of our overall marketing and sales strategy. We expect the current financing incentives and other initiatives to increase sales to first-time buyers to further increase propensity and interest income as new originations of vacation ownership notes receivable outpace the decline in principal of existing vacation ownership notes receivable.
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

In the event of a default, we generally have the right to foreclose on or revoke the underlying VOI. We return VOIs that we reacquire through foreclosure or revocation back to inventory. As discussed above, for originated vacation ownership notes receivable, we record a reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products on our Income Statements. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on originated vacation ownership notes receivable and can increase or decrease revenues. In contrast, for acquired vacation ownership notes receivable, we record changes to the reserves, net of collateral value, as adjustments to Financing expenses on our Income Statements.
Historical default rates, which represent defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021
Historical default rates	2.1%	2.4%
The decrease in default rates in 2022 reflects the continued improvement in the performance of our vacation ownership notes receivable portfolio subsequent to the increased default rates experienced in 2020 as a result of the COVID-19 pandemic.
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
In our Exchange & Third-Party Management segment, we offer vacation rental opportunities at managed properties. We also offer vacation rental opportunities known as Getaways to members of the Interval International network and certain other membership programs. Getaways allow us to monetize excess availability of resort accommodations within the applicable exchange network, as well as provide additional vacation opportunities to members. Resort accommodations typically become available as Getaways as a result of seasonal oversupply or underutilized space in the applicable exchange program. We also source resort accommodations specifically for the Getaways program. Rental revenues associated with Getaways are reported net of related expenses.
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
Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), owner use and exchange behavior. In addition, rental metrics may not correlate with rental revenues due to the requirement to report certain rental revenues net of rental expenses in accordance with ASC 978 (as discussed above). Further, as our ability to rent certain luxury and other inventory is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our Vacation Ownership segment units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a primary unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.
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
Transaction and Integration Costs
Transaction and integration costs include fees paid to change-management consultants and technology-related costs associated with the integration of ILG and Welk and charges for employee retention, severance and other termination related benefits. Transaction and integration costs also include costs related to the ILG and Welk Acquisitions, primarily for financial advisory, legal, and other professional service fees, as well as certain tax related accruals.
Other Items
We measure operating performance using the key metrics described below.
•Contract sales from the sale of vacation ownership products:
•Total contract sales include contract sales from the sale of vacation ownership products including joint ventures. and
•Consolidated contract sales exclude contract sales from the sale of vacation ownership products for non-consolidated joint ventures.
We consider contract sales to be an important operating measure because it reflects the pace of our business.
•Volume per guest (“VPG”) is calculated by dividing consolidated vacation ownership contract sales, excluding fractional sales, telesales, resales, and other sales that are not attributed to a tour at a sales location, by the number of tours at sales locations in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.
•Total active members is the number of Interval International network active members at the end of the applicable period. We consider active members to be an important metric as it provides the population of owners eligible to book transactions using the Interval International network.
•Average revenue per member is calculated by dividing membership fee revenue, transaction revenue, rental revenue, and other member revenue for the Interval International network by the monthly weighted average number of Interval International network active members during the applicable period. We believe this metric is valuable in measuring the overall engagement of our members.
•Segment financial results attributable to common shareholders represents revenues less expenses directly attributable to each applicable reportable business segment (Vacation Ownership and Exchange & Third-Party Management). We consider this measure to be important in evaluating the performance of our reportable business segments. See Footnote 17 “Business Segments” to our Financial Statements for further information on our reportable business segments.
NM = Not meaningful.

Consolidated Results

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES
Sale of vacation ownership products	$425	$296	$735	$459
Management and exchange	203	220	425	413
Rental	140	121	273	210
Financing	72	68	143	127
Cost reimbursements	324	274	640	529
TOTAL REVENUES	1,164	979	2,216	1,738
EXPENSES
Cost of vacation ownership products	80	67	140	107
Marketing and sales	214	164	396	273
Management and exchange	102	126	229	243
Rental	87	81	168	163
Financing	23	21	44	42
General and administrative	64	66	125	112
Depreciation and amortization	32	36	65	77
Litigation charges	2	3	5	6
Royalty fee	29	27	56	52
Impairment	—	5	—	5
Cost reimbursements	324	274	640	529
TOTAL EXPENSES	957	870	1,868	1,609
Gains (losses) and other income (expense), net	37	(2)	41	4
Interest expense	(30)	(44)	(57)	(87)
Transaction and integration costs	(37)	(29)	(65)	(48)
Other	1	1	1	1
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	178	35	268	(1)
Provision for income taxes	(43)	(27)	(75)	(16)
NET INCOME (LOSS)	135	8	193	(17)
Net loss (income) attributable to noncontrolling interests	1	(2)	1	(5)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$136	$6	$194	$(22)
Operating Statistics
2022 Second Quarter

	Three Months Ended
(Contract sales $ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Vacation Ownership
Total contract sales	$516	$372	$144	39%
Consolidated contract sales	$506	$362	$144	40%
Joint venture contract sales	$10	$10	$—	6%
VPG	$4,613	$4,304	$309	7%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,596	1,321	275	21%
Average revenue per member	$38.79	$46.36	$(7.57)	(16%)

2022 First Half

	Six Months Ended
(Contract sales $ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Vacation Ownership
Total contract sales	$919	$604	$315	52%
Consolidated contract sales	$900	$588	$312	53%
Joint venture contract sales	$19	$16	$3	22%
VPG	$4,653	$4,428	$225	5%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,596	1,321	275	21%
Average revenue per member	$83.32	$93.77	$(10.45)	(11%)
Revenues
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Vacation Ownership	$1,091	$883	$208	24%
Exchange & Third-Party Management	74	86	(12)	(15%)
Total Segment Revenues	1,165	969	196	20%
Consolidated Property Owners’ Associations	(1)	10	(11)	(108%)
Total Revenues	$1,164	$979	$185	19%
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Vacation Ownership	$2,047	$1,544	$503	33%
Exchange & Third-Party Management	158	172	(14)	(8%)
Total Segment Revenues	2,205	1,716	489	28%
Consolidated Property Owners’ Associations	11	22	(11)	(48%)
Total Revenues	$2,216	$1,738	$478	28%

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income or loss attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term loan securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense associated with term loan securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures, expand our business, and return cash to shareholders. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, because this measure excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We believe Adjusted EBITDA is useful as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Adjusted EBITDA also facilitates comparison by us, analysts, investors, and others, of results from our on-going core operations before the impact of these items with results from other vacation companies.
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
2022 Second Quarter

	Three Months Ended		Change
($ in millions)	June 30, 2022	June 30, 2021		% Change
Net income attributable to common shareholders	$136	$6	$130	NM
Interest expense	30	44	(14)	(32%)
Provision for income taxes	43	27	16	65%
Depreciation and amortization	32	36	(4)	(11%)
EBITDA	241	113	128	NM
Share-based compensation expense	12	14	(2)	(12%)
Certain items	2	37	(35)	(96%)
Adjusted EBITDA	$255	$164	$91	55%
Certain items for the second quarter of 2022 consisted of $37 million of gains and other income, $2 million of revenue associated with an early termination of a VRI management contract, and $3 million of miscellaneous other adjustments, partially offset by $37 million of transaction and integration costs (including $23 million of ILG integration related costs, $10 million of other integration costs, $2 million of Welk Acquisition and integration related costs, and $2 million of other transaction costs), $5 million of purchase accounting adjustments, and $2 million of litigation charges.
The $37 million of gains and other income included $33 million of gains and other income related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, $16 million of gains and other income related to the strategic decision to dispose of our VRI Americas business, and $2 million of proceeds from corporate owned life insurance, partially offset by $8 million of foreign currency translation losses, $3 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations, and $3 million of non-income tax related adjustments to the receivable for the indemnification payment we expect to receive from Marriott International. See Footnote 5 “Income Taxes” to our Financial Statements for further information regarding our indemnification assets.

Certain items for the second quarter of 2021 consisted of $29 million of transaction costs (including $25 million of ILG integration related costs and $3 million of Welk Acquisition and integration related costs), $5 million of impairment charges, $3 million of litigation charges, $2 million of purchase accounting adjustments, and $2 million of losses and other expense, partially offset by $2 million to eliminate the impact of consolidating certain property owners’ associations, and $2 million of activity related to the accrual for health and welfare costs for furloughed associates.
2022 First Half

	Six Months Ended		Change
($ in millions)	June 30, 2022	June 30, 2021		% Change
Net income (loss) attributable to common shareholders	$194	$(22)	$216	NM
Interest expense	57	87	(30)	(34%)
Provision for income taxes	75	16	59	NM
Depreciation and amortization	65	77	(12)	(16%)
EBITDA	391	158	233	NM
Share-based compensation expense	20	22	(2)	(8%)
Certain items	32	53	(21)	(42%)
Adjusted EBITDA	$443	$233	$210	90%
Certain items for the first half of 2022 consisted of $65 million of transaction and integration costs (including $48 million of ILG integration related costs, $10 million of other integration costs, $5 million of Welk Acquisition and integration related costs, and $2 million of other transaction costs), $8 million of purchase accounting adjustments, and $5 million of litigation charges, partially offset by $41 million of gains and other income, $2 million of revenue associated with an early termination of a VRI management contract, and $3 million of miscellaneous other adjustments.
The $41 million of gains and other income included $33 million of gains and other income related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, $16 million of gains and other income related to the strategic decision to dispose of our VRI Americas business, $3 million of business interruption insurance proceeds received and $2 million of proceeds from corporate owned life insurance, partially offset by $7 million of foreign currency translation charges, $3 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations, and $3 million of non-income tax related adjustments to the receivable for the indemnification payment we expect to receive from Marriott International. See Footnote 5 “Income Taxes” to our Financial Statements for further information regarding our indemnification assets.
Certain items for the first half of 2021 consisted of $48 million of transaction costs (including $42 million of ILG integration related costs and $5 million of Welk Acquisition and integration related costs), $6 million of litigation charges, $5 million of impairment charges and $2 million of purchase accounting adjustments, partially offset by $4 million of gains and other income net (including $6 million of foreign currency translation gains, partially offset by $2 million of non-income tax related charges), $2 million to eliminate the impact of consolidating certain property owners’ associations, and $2 million of activity related to the accrual for health and welfare costs for furloughed associates.

Segment Adjusted EBITDA
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Vacation Ownership	$274	$182	$92	51%
Exchange & Third-Party Management	35	37	(2)	(5%)
Segment adjusted EBITDA	309	219	90	41%
General and administrative	(54)	(55)	1	1%
Adjusted EBITDA	$255	$164	$91	55%
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Vacation Ownership	$473	$250	$223	89%
Exchange & Third-Party Management	78	78	—	—%
Segment adjusted EBITDA	551	328	223	68%
General and administrative	(108)	(95)	(13)	(14%)
Adjusted EBITDA	$443	$233	$210	90%
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results attributable to common shareholders.
Vacation Ownership
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Segment adjusted EBITDA	$274	$182	$92	51%
Depreciation and amortization	(22)	(23)	1	5%
Share-based compensation expense	(2)	(2)	—	(20%)
Certain items	27	(6)	33	NM
Segment financial results attributable to common shareholders	$277	$151	$126	85%
Certain items in the Vacation Ownership segment for the second quarter of 2022 consisted of $32 million of gains and other income, net (including $33 million related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, partially offset by $1 million of foreign currency translation charges) and $3 million of miscellaneous other adjustments, partially offset by $5 million of purchase accounting adjustments, $2 million of litigation charges and $1 million of miscellaneous other transaction costs.
Certain items in the Vacation Ownership segment for the second quarter of 2021 consisted of $3 million of litigation charges, $2 million of purchase accounting adjustments and $1 million of transaction and integration costs.

2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Segment adjusted EBITDA	$473	$250	$223	89%
Depreciation and amortization	(44)	(42)	(2)	(4%)
Share-based compensation expense	(3)	(3)	—	(21%)
Certain items	24	(10)	34	NM
Segment financial results attributable to common shareholders	$450	$195	$255	NM
Certain items in the Vacation Ownership segment for the first half of 2022 consisted primarily of $35 million of gains and other income, net (including $33 million related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, and $3 million related to business interruption insurance proceeds, partially offset by $1 million of foreign currency translation charges) and $3 million of miscellaneous other adjustments, partially offset by $8 million of purchase accounting adjustments, $5 million of litigation charges, and $1 million of miscellaneous other transaction costs.
Certain items in the Vacation Ownership segment for the first half of 2021 consisted of $6 million of litigation charges, $2 million of purchase accounting adjustments, $1 million of transaction and integration costs, and $1 million of restructuring costs.
Exchange & Third-Party Management
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Segment adjusted EBITDA	$35	$37	$(2)	(5%)
Depreciation and amortization	(7)	(9)	2	16%
Share-based compensation expense	—	(1)	1	(10%)
Certain items	18	—	18	NM
Segment financial results attributable to common shareholders	$46	$27	$19	66%
Certain items for the Exchange & Third-Party Management segment for the second quarter of 2022 consisted of $16 million of gains and other income related to the strategic decision to dispose of our VRI Americas business and $2 million of revenue associated with an early termination of a VRI management contract.
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Segment adjusted EBITDA	$78	$78	$—	—%
Depreciation and amortization	(16)	(29)	13	43%
Share-based compensation expense	(1)	(1)	—	(23%)
Certain items	18	—	18	NM
Segment financial results attributable to common shareholders	$79	$48	$31	63%
Certain items for the Exchange & Third-Party Management segment for the first half of 2022 consisted of $16 million of gains and other income related to the strategic decision to dispose of our VRI Americas business and $2 million of revenue associated with an early termination of a VRI management contract.

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 17 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES
Sale of vacation ownership products	$425	$296	$735	$459
Resort management and other services	140	123	266	217
Rental	129	110	251	187
Financing	72	68	143	127
Cost reimbursements	325	286	652	554
TOTAL REVENUES	1,091	883	2,047	1,544
EXPENSES
Cost of vacation ownership products	80	67	140	107
Marketing and sales	214	164	396	273
Resort management and other services	60	46	114	81
Rental	91	95	181	191
Financing	23	21	44	42
Depreciation and amortization	22	23	44	42
Litigation charges	2	3	5	6
Restructuring	—	—	—	1
Royalty fee	29	27	56	52
Cost reimbursements	325	286	652	554
TOTAL EXPENSES	846	732	1,632	1,349
Gains and other income, net	32	—	35	—
Transaction and integration costs	(1)	(1)	(1)	(1)
Other	1	1	1	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$277	$151	$450	$195
Contract Sales
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Total consolidated contract sales	$506	$362	$144	40%
Joint venture contract sales	10	10	—	6%
Total contract sales	$516	$372	$144	39%
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Total consolidated contract sales	$900	$588	$312	53%
Joint venture contract sales	19	16	3	22%
Total contract sales	$919	$604	$315	52%

Sale of Vacation Ownership Products
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Total contract sales	$516	$372	$144	39%
Less: resales contract sales	(11)	(7)	(4)
Less: joint venture contract sales	(10)	(10)	—
Consolidated contract sales, net of resales	495	355	140	39%
Plus:
Settlement revenue	9	8	1
Resales revenue	4	1	3
Revenue recognition adjustments:
Reportability	(14)	(17)	3
Sales reserve	(37)	(28)	(9)
Other(1)	(32)	(23)	(9)
Sale of vacation ownership products	$425	$296	$129	44%
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
The higher contract sales performance reflects the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic. Higher settlement and resales revenues, sales incentives issued, and sales reserve activity were driven by the higher contract sales volumes.
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Total contract sales	$919	$604	$315	52%
Less: resales contract sales	(20)	(12)	(8)
Less: joint venture contract sales	(19)	(16)	(3)
Consolidated contract sales, net of resales	880	576	304	53%
Plus:
Settlement revenue	16	13	3
Resales revenue	8	3	5
Revenue recognition adjustments:
Reportability	(47)	(53)	6
Sales reserve	(66)	(42)	(24)
Other(1)	(56)	(38)	(18)
Sale of vacation ownership products	$735	$459	$276	60%
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
The higher contract sales performance reflects the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic, as well as $29 million in contract sales relating to the Welk Acquisition, which we acquired in the second quarter of 2021. Higher settlement and resales revenues, sales incentives issued and sales reserve activity were driven by the higher contract sales volumes as well as the Welk Acquisition.

Development Profit
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Sale of vacation ownership products	$425	$296	$129	44%
Cost of vacation ownership products	(80)	(67)	(13)	(18%)
Marketing and sales	(214)	(164)	(50)	(32%)
Development profit	$131	$65	$66	(100%)
Development profit margin	31.0%	22.3%	8.7 pts
The increase in Development profit reflects $50 million as a result of higher contract sales volumes net of the sales reserve and direct variable expenses (i.e. cost of vacation ownership products and marketing and sales), in part from continued strong VPG and lower marketing and sales spending as a percentage of revenue, $11 million from a favorable mix of lower cost inventory being sold, $3 million of favorable product cost true-up activity, and $2 million of favorable revenue reportability.
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Sale of vacation ownership products	$735	$459	$276	60%
Cost of vacation ownership products	(140)	(107)	(33)	(31%)
Marketing and sales	(396)	(273)	(123)	(45%)
Development profit	$199	$79	$120	NM
Development profit margin	27.1%	17.3%	9.8 pts
The increase in Development profit reflects $93 million as a result of higher contract sales volumes net of the sales reserve and direct variable expenses (i.e. cost of vacation ownership products and marketing and sales), in part from continued strong VPGs and lower marketing and sales spending as a percentage of revenue, $14 million from a favorable mix of lower cost inventory being sold, $9 million of favorable product cost true-up activity, and $4 million of favorable revenue reportability.
Resort Management and Other Services Revenues, Expenses and Profit
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Management fee revenues	$41	$39	$2	3%
Ancillary revenues	66	52	14	27%
Other management and exchange revenues	33	32	1	5%
Resort management and other services revenues	140	123	17	14%
Resort management and other services expenses	(60)	(46)	(14)	(31%)
Resort management and other services profit	$80	$77	$3	3%
Resort management and other services profit margin	56.7%	62.4%	(5.7 pts)
Resort management and other services revenues reflected higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic, and higher management fees. attributed to budgeted expense increases at owners’ associations, as our management fees are largely calculated as a percentage of budgeted costs to operate resorts. Resort occupancies continued to increase subsequent to the initial impact of the pandemic as travel and tourism trends continue to recover. We expect resort occupancies to remain strong for the remainder of 2022 and this trend in business improvement to continue for the remainder of 2022.
The increase in resort management and other services profit reflected the higher ancillary expenses as a result of the higher ancillary revenues mentioned above.

2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Management fee revenues	$83	$77	$6	7%
Ancillary revenues	120	80	40	50%
Other management and exchange revenues	63	60	3	6%
Resort management and other services revenues	266	217	49	23%
Resort management and other services expenses	(114)	(81)	(33)	(41%)
Resort management and other services profit	$152	$136	$16	12%
Resort management and other services profit margin	57.1%	62.7%	(5.6 pts)
Resort management and other services revenues reflected higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic, $5 million of revenues relating to the Welk Acquisition, which we acquired in the second quarter of 2021, and higher management fees.
The increase in resort management and other services profit reflected the higher ancillary expenses as a result of the higher ancillary revenues mentioned above.
Rental Revenues, Expenses and Profit
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Rental revenues	$129	$110	$19	18%
Rental expenses	(91)	(95)	4	4%
Rental profit	$38	$15	$23	NM
Rental profit margin	29.5%	13.2%	16.3 pts

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Transient keys rented(1)	577,114	547,041	30,073	5%
Average transient key rate	$262.38	$230.67	$31.71	14%
Resort occupancy	90.5%	85.0%	5.5 pts
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
Rental revenues increased by $37 million due to additional transient keys rented at a higher average transient rate, partially offset by $18 million of increased rental expenses recorded as a reduction to rental revenues.
Rental expenses decreased by $4 million attributed to $18 million of costs recorded as a reduction to rental revenues and $1 million of lower administrative expenses, partially offset by a $6 million increase in operating hotel expenses attributable to higher revenues, $5 million of higher carry costs of excess inventory on hand resulting from our fulfillment of purchase commitments in 2021 and $4 million of additional costs attributed to higher utilization in 2022 of third-party vacation offerings by owners.
As the majority of the governmental restrictions in response to the COVID-19 pandemic that caused rental activity to decline (such as travel restrictions and quarantine requirements) have been lifted, we expect high resort occupancies throughout the remainder of 2022. However, we do not expect this part of our business to fully recover to pre-pandemic levels in 2022 as a result of reduced rental inventory availability due to higher owner usage as well as higher inventory carrying costs, as described above.

2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Rental revenues	$251	$187	$64	34%
Rental expenses	(181)	(191)	10	5%
Rental profit (loss)	$70	$(4)	$74	NM
Rental profit margin	27.7%	NM

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Transient keys rented(1)	1,116,673	932,786	183,887	20%
Average transient key rate	$268.71	$229.99	$38.72	17%
Resort occupancy	89.1%	76.1%	13.0 pts
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
Rental revenues increased by $115 million due to the increase in transient keys rented and a higher average transient rate, partially offset by $51 million of increased rental expenses recorded as a reduction to rental revenues.
Rental expenses decreased by $10 million attributed to $51 million of costs recorded as a reduction to rental revenues and $11 million of higher allocations of rental costs to marketing and sales expense for marketing purposes partially offset by $15 million in operating hotel expenses attributable to higher revenues, $13 million of additional tidy and variable costs associated with increased transient keys rented, $8 million of higher carry costs of excess inventory on hand resulting from our fulfillment of purchase commitments in 2021, $8 million of additional costs attributed to higher utilization in 2022 of third-party vacation offerings by owners, $5 million of higher subsidy expenses, and $3 million of higher owner list for rent costs.
Financing Revenues, Expenses and Profit
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Financing revenues	72	68	4	5%
Financing expenses	(10)	(8)	(2)	(22%)
Consumer financing interest expense	(13)	(13)	—	4%
Financing profit	$49	$47	$2	5%
Financing propensity	53.1%	52.0%
Financing revenues reflected $3 million of higher interest income as a result of a higher average notes receivable balance, a slightly higher average interest rate driven by mix of customers and brands, and $1 million of lower plus point financing incentive costs year-over-year. The higher average notes receivable balance was the result of new loan originations in excess of the amount of the continued pay-down of the existing vacation ownership notes receivable portfolio. We expect the average notes receivable balance, and resulting interest income, to continue to increase with the expected growth in contract sales and loan originations. Financing expenses increased primarily due to the timing of when lien fee income is recognized. As we move through 2022, we expect to continue to increase our focus on sales to first-time buyers, which should further increase financing propensity.

2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Financing revenues	143	127	16	12%
Financing expenses	(19)	(16)	(3)	(17%)
Consumer financing interest expense	(25)	(26)	1	4%
Financing profit	$99	$85	$14	17%
Financing propensity	51.9%	49.2%
Financing revenues reflected $13 million of higher interest income (including $10 million due to the Welk Acquisition and $3 million as a result of a higher average vacation ownership notes receivable balance and a slightly higher average interest rate driven by mix of customers and brands) and $3 million of lower plus point financing incentive costs year-over-year. Financing expenses increased primarily due to the timing of when lien fee income is recognized. The higher financing propensity is primarily a result of the Welk Acquisition in the second quarter of 2021. Legacy-Welk customers have a higher financing propensity than Legacy-MVW customers.
Royalty Fee
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Royalty fee	$29	$27	$2	7%
The increase in royalty fee expense in the second quarter of 2022 included $2 million from an increase in the dollar volume of closings and $1 million from a contractual increase in the fixed portion of the royalty fee owed to Marriott International, partially offset by $1 million from an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent).
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Royalty fee	$56	$52	$4	8%
The increase in royalty fee expense in the first half of 2022 included $4 million from an increase in the dollar volume of closings and $2 million from a contractual increase in the fixed portion of the royalty fee owed to Marriott International, partially offset by $2 million from an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent).
Litigation Charges
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Litigation charges	$2	$3	$(1)	(42%)
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Litigation charges	$5	$6	$(1)	(26%)
During the second quarter and first half of 2022, as well as the second quarter and first half of 2021, the litigation charges related primarily to projects in Europe.

Gains and Other Income
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Gains and other income, net	$32	$—	$32	NM
During the second quarter of 2022, we recorded $33 million related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, partially offset by $1 million of foreign currency translation charges.
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Gains and other income, net	$35	$—	$35	NM
During the first half of 2022, we recorded $33 million related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, and $3 million related to receipt of business interruption insurance proceeds, partially offset by $1 million of foreign currency translation charges.
Exchange & Third-Party Management

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES
Management and exchange	$58	$60	$122	$120
Rental	11	11	22	23
Cost reimbursements	5	15	14	29
TOTAL REVENUES	74	86	158	172
EXPENSES
Management and exchange	32	35	65	66
Depreciation and amortization	7	9	16	29
Cost reimbursements	5	15	14	29
TOTAL EXPENSES	44	59	95	124
Gains and other income, net	16	—	16	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$46	$27	$79	$48

Management and Exchange Profit
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Management and exchange revenue	$58	$60	$(2)	(4%)
Management and exchange expense	(32)	(35)	3	9%
Management and exchange profit	$26	$25	$1	3%
Management and exchange profit margin	45.2%	42.2%	3.0 pts
The decrease in management and exchange revenue reflected $4 million of lower revenue due to the disposition of our VRI Americas business during the second quarter of 2022 and $1 million of lower Interval International transaction fee revenue due to fewer exchanges as more members chose to occupy their home resorts rather than exchange for usage through Interval International, partially offset by $2 million of higher management fees at Aqua-Aston managed properties due to the continued ramp-up of the business in Hawaii subsequent to the initial impact of the COVID-19 pandemic. For Interval International, average revenue per member decreased 16% over the prior year comparable period. This decline was due, in part, to recently added affiliations, for which we expect exchange activity to ramp-up over time, as well as the decline in exchange revenue. The increase in management and exchange profit primarily reflected the higher management fees at Aqua Aston.
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Management and exchange revenue	$122	$120	$2	1%
Management and exchange expense	(65)	(66)	1	2%
Management and exchange profit	$57	$54	$3	6%
Management and exchange profit margin	47.0%	45.1%	1.9 pts
The increase in management and exchange revenue and profit reflects higher management fees at Aqua-Aston managed properties due to continued ramp-up of business in Hawaii subsequent to the initial impact of the COVID-19 pandemic, partially offset by lower Interval International transaction fee revenue and profit due to fewer exchanges as more members chose to occupy their home resorts rather than exchange for usage through Interval International. The management and exchange revenue was also negatively impacted by the disposition of our VRI Americas business during the second quarter of 2022 as discussed above. For Interval International, average revenue per member decreased 11% over the prior year comparable period. This decline was due, in part, to recently added affiliations, for which we expect exchange activity to ramp-up over time, as well as the decline in exchange revenue.
Rental Revenues
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Rental revenues	$11	$11	$—	(3%)
Results reflect a $2 million decrease in gross Getaway revenues, which resulted from an 18% decline in transactions, partially offset by a 7% increase in the average Getaway fee. Rental revenues remain flat to the prior year, as rental inventory procurement costs, which are recorded net within Rental revenues, declined by $2 million. The decline in Getaway transactions reflected fewer owner deposits as more members chose to occupy their home resorts rather than exchange for usage through Interval International, which put pressure on the inventory available for Getaways. We expect the reduced exchange volume and Getaway specific inventory sourcing to continue through the remainder of the year.

2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Rental revenues	$22	$23	$(1)	(6%)
Results reflect a $2 million decrease in gross Getaway revenues, which resulted from a 15% decline in transactions, partially offset by an 11% increase in the average Getaway fee. This was partially offset by lower rental inventory procurement costs, which are recorded net within Rental revenues, of $1 million. The decline in Getaway transactions reflected fewer owner deposits as more members chose to occupy their home resorts rather than exchange for usage through Interval International, which put pressure on the inventory available for Getaways.
Depreciation and Amortization
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Depreciation and amortization	$7	$9	$(2)	(16%)
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Depreciation and amortization	$16	$29	$(13)	(43%)
The decrease in depreciation expense in the first half of 2022 relates to a true-up made in the prior year to accelerate depreciation on a technology asset.
Gains and Other Income
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Gains and other income, net	$16	$—	$16	NM
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Gains and other income, net	$16	$—	$16	NM
During the second quarter and first half of 2022, we recorded a $16 million gain related to the strategic decision to dispose of our VRI Americas business. See Footnote 3 “Acquisitions and Dispositions” for more information on the disposition of VRI Americas.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES
Resort management and other services	$5	$37	$37	$76
Cost reimbursements	(6)	(27)	(26)	(54)
TOTAL REVENUES	(1)	10	11	22
EXPENSES
Resort management and other services	10	45	50	96
Rental	(4)	(14)	(13)	(28)
General and administrative	64	66	125	112
Depreciation and amortization	3	4	5	6
Restructuring	—	—	—	(1)
Impairment	—	5	—	5
Cost reimbursements	(6)	(27)	(26)	(54)
TOTAL EXPENSES	67	79	141	136
(Losses) gains and other (expense) income, net	(11)	(2)	(10)	4
Interest expense	(30)	(44)	(57)	(87)
Transaction and integration costs	(36)	(28)	(64)	(47)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(145)	(143)	(261)	(244)
Provision for income taxes	(43)	(27)	(75)	(16)
Net loss (income) attributable to noncontrolling interests	1	(2)	1	(5)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(187)	$(172)	$(335)	$(265)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES
Resort management and other services	$4	$37	$36	$76
Cost reimbursements	(6)	(27)	(26)	(54)
TOTAL REVENUES	(2)	10	10	22
EXPENSES
Resort management and other services	10	45	50	96
Rental	(4)	(14)	(13)	(28)
Cost reimbursements	(6)	(27)	(26)	(54)
TOTAL EXPENSES	—	4	11	14
Losses and other expense, net	(3)	(2)	(3)	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(5)	4	(4)	8
Provision for income taxes	—	(1)	—	(1)
Net loss (income) attributable to noncontrolling interests	1	(2)	1	(5)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4)	$1	$(3)	$2
General and Administrative
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
General and administrative	$64	$66	$(2)	(2%)
For the second quarter of 2022, General and administrative expenses decreased due primarily to lower bonus expenses.
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
General and administrative	$125	$112	$13	12%
For the first half of 2022, General and administrative expenses increased primarily due to $12 million of higher salary costs due to reduced work week programs in the prior year and a $2 million decrease in credits related to incentives under the CARES Act, partially offset by $1 million in lower overall spending.
Gains / Losses and Other Income / Expense
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Losses and other expense, net	$(11)	$(2)	$(9)	NM
In the second quarter of 2022, we recorded $7 million of foreign currency translation losses, a tax related charge of $3 million, and $3 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations, partially offset by $2 million of proceeds from corporate owned life insurance. In the second quarter of 2021, we recorded a tax related charge of $2 million.

2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
(Losses) gains and other (expense) income, net	$(10)	$4	$(14)	NM
In the first half of 2022, we recorded $6 million of foreign currency translation losses, a tax related charge of $3 million, and $3 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations, partially offset by $2 million of proceeds from corporate owned life insurance. In the first half of 2021, we recorded $6 million of foreign currency translation gains, partially offset by a tax related charge of $2 million.
Interest Expense
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Interest expense	$(30)	$(44)	$14	32%
Interest expense decreased $14 million, including $12 million due to the early redemption of the 2026 Notes in 2021, $7 million due to the adoption of new accounting guidance related to our convertible debt (see Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements), and $4 million due to the early redemption of a portion of the 2025 Notes in 2021, partially offset by $5 million due to the issuance of the 2029 Notes in June 2021, $3 million of non-income tax related interest expense and $1 million of higher interest related to finance leases.
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Interest expense	$(57)	$(87)	$30	34%
Interest expense decreased $30 million, including $25 million due to the early redemption of the 2026 Notes in 2021, $13 million due to the adoption of new accounting guidance related to our convertible debt (see Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements), and $8 million due to the early redemption of a portion of the 2025 Notes in 2021, partially offset by $11 million due to the issuance of the 2029 Notes in June 2021, $3 million of non-income tax related interest expense and $2 million of higher interest related to finance leases.
Transaction and Integration Costs
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Transaction and integration costs	$(36)	$(28)	$(8)	(27%)
In the second quarter of 2022, Transaction and integration costs included $23 million of ILG integration related costs, $10 million of other integration costs, $2 million of Welk Acquisition and integration related costs, and $1 million of other transactions costs.
In the second quarter of 2021, Transaction and integration costs included $25 million of ILG integration related costs, and $3 million of Welk Acquisition and integration related costs.

2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Transaction and integration costs	$(64)	$(47)	$(17)	(36%)
In the first half of 2022, Transaction and integration costs included $48 million of ILG integration related costs, $10 million of other integration costs, $5 million of Welk Acquisition and integration related costs and $1 million of other transaction costs.
In the first half of 2021, Transaction and integration costs included $42 million of ILG integration related costs and $5 million of Welk Acquisition and integration related costs.
Income Tax
2022 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Provision for income taxes	$(43)	$(27)	$(16)	(65%)
The change in the Provision for income taxes is predominately attributable to an increase in pre-tax income for the three months ended June 30, 2022.
2022 First Half

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change	% Change
Provision for income taxes	$(75)	$(16)	$(59)	NM
The change in the Provision for income taxes is predominately attributable to an increase in pre-tax income for the six months ended June 30, 2022.
Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand ($0.3 billion at the end of the second quarter of 2022), cash generated from operations, our ability to raise capital through securitizations in the asset-backed securities market, our ability to issue new, and refinance existing, debt and, to the extent necessary, our ability to access funds under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements, and return capital to shareholders.
During the first quarter of 2022, we entered into an amendment to the Revolving Corporate Credit Facility, which increased the borrowing capacity of the existing revolving credit facility from $600 million to $750 million and extended the maturity date from August 31, 2023 to March 31, 2027.
Subsequent to the end of the second quarter of 2022, we amended certain agreements associated with our Warehouse Credit Facility, which increased the borrowing capacity of the existing facility from $350 million to $425 million and extended the revolving period from April 21, 2023 to July 28, 2024.
At June 30, 2022, we had $4.7 billion of total gross debt outstanding, which included $1.9 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $1.1 billion of senior notes, $0.8 billion of convertible notes, $0.8 billion of debt under our Corporate Credit Facility, $84 million related to finance lease obligations, and $10 million related to a non-interest bearing note payable. During the second quarter of 2022, we issued irrevocable notice of our intent to settle the 2022 Convertible Notes in cash. Excluding repayment of non-recourse debt, which is funded by the performance of vacation ownership notes receivable, principal repayments for the remainder of 2022 and 2023 consist of $230 million related to the 2022 Convertible Notes and $6 million related to a non-interest bearing note payable, respectively.
At June 30, 2022, we had $686 million of completed real estate inventory on hand and $506 million of completed vacation ownership units that have been classified as a component of Property and equipment until the time at which they are legally registered and available for sale as vacation ownership products.

Our material cash requirements from known contractual or other obligations were $6 billion as of June 30, 2022, of which we expect $569 million to be payable during the second half of 2022. These obligations primarily relate to our debt, securitized debt, and purchase obligations. See “Material Cash Requirements” below for additional information.
The following table summarizes the changes in cash, cash equivalents, and restricted cash:

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$218	$148
Investing activities	15	(176)
Financing activities	(428)	716
Effect of change in exchange rates on cash, cash equivalents, and restricted cash	(2)	—
Net change in cash, cash equivalents, and restricted cash	$(197)	$688
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
Excluding the impact of changes in net income or loss and adjustments for non-cash items, the change in cash flows from operations increased as a result of lower inventory spending, higher collections of vacation ownership notes receivable, higher sales and rental deposits due to the continued ramp-up of the business, and higher operational expense accruals, partially offset by timing of certain employee benefit payments and recognition of previously deferred revenues.
In addition to net income or loss and adjustments for non-cash items, the following operating activities are key drivers of our cash flow from operating activities:
Inventory Spending Less Than (In Excess of) Cost of Sales

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021
Inventory spending	$(92)	$(77)
Purchase of vacation ownership units for future transfer to inventory	(12)	(99)
Inventory costs	118	90
Inventory spending less than (in excess of) cost of sales	$14	$(86)
While we have significant excess inventory on hand, we will continue to selectively pursue growth opportunities in North America and Asia Pacific by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient vacation ownership deal structures may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale.
Through our existing vacation ownership interest repurchase program, we proactively acquire previously sold vacation ownership interests at lower costs than would be required to develop new inventory. By repurchasing inventory, we expect to be able to help stabilize the future cost of vacation ownership products.
Our spending for real estate inventory in the first half of 2022 was lower than real estate inventory costs and was primarily related to our vacation ownership interest repurchase program. We acquired a higher amount of previously sold vacation ownership interests in the first half of 2022 due to the reinstatement of our vacation ownership interest repurchase program that was suspended as part of the cash preservation measures implemented in response to the COVID-19 pandemic. We expect inventory spending to be less than cost of sales for the remainder of 2022 as we intend to repurchase less inventory and provided we are able to negotiate a capital efficient inventory arrangement under which a third party will develop the Waikiki property we are committed to purchase and agree to resell it to us at a later date. See Footnote 16 “Variable Interest Entities” to our Financial Statements for more information.
Vacation Ownership Notes Receivable Collections (Less Than) In Excess of Originations

	Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021
Vacation ownership notes receivable collections — non-securitized	$133	$110
Vacation ownership notes receivable collections — securitized	232	252
Vacation ownership notes receivable originations	(483)	(320)
Vacation ownership notes receivable collections (less than) in excess of originations	$(118)	$42
Vacation ownership notes receivable collections increased during the first half of 2022, as compared to the first half of 2021, due to an increase in the portfolio of outstanding vacation ownership notes receivable, reflecting the continued ramp up of sales and higher financing propensity (52% for the first half of 2022, compared to 49% for the first half of 2021).
Cash from Investing Activities
Acquisition of a Business, Net of Cash and Restricted Cash Acquired
Net cash outflows of $157 million in the first half of 2021 were due to the Welk Acquisition. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for more information.
Proceeds from Disposition of Subsidiaries, Net of Cash and Restricted Cash Transferred
Proceeds from disposition of subsidiaries, net of cash and restricted cash transferred of $93 million in the first half of 2022 were due to the disposition of various subsidiaries, including $55 million for the VRI Americas business entities and $38 million for the entities that owned and operated the hotel in Puerto Vallarta, Mexico. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for more information.
Capital Expenditures for Property and Equipment
In the first half of 2022, capital expenditures for property and equipment included $23 million to support business operations (including $15 million for ancillary and other operations assets and $7 million for sales locations) and $1 million for technology.
In the first half of 2021, capital expenditures for property and equipment of $11 million included $8 million to support business operations (including $5 million for ancillary and other operations assets and $3 million for sales locations) and $3 million for technology.
Issuance of Note Receivable to VIE
During the second quarter of 2022, in connection with the amendment of an inventory purchase commitment, we extended a loan to a VIE, which we do not consolidate, for $47 million. The loan is due in full upon the earlier of either a sale of the property, including a sale to us, or an amendment and restatement of our purchase commitment, one of which is expected to occur in 2022. See Footnote 16 “Variable Interest Entities” to our Financial Statements for more information.
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

During the second quarter of 2022, we completed the securitization of a pool of $383 million of vacation ownership notes receivable. Approximately $342 million of the vacation ownership notes receivable were purchased by the 2022-1 LLC during the second quarter of 2022.
Of the $375 million in proceeds from the transaction, $40 million was held by the 2022-1 LLC as of June 30, 2022 and released subsequently as it purchased all of the remaining loans. In addition, approximately $98 million was used to repay all outstanding amounts previously drawn under our Warehouse Credit Facility, approximately $7 million was used to pay transaction expenses and fund required reserves, and the remaining $176 million will be used for general corporate purposes. In connection with this securitization, we redeemed the remaining vacation ownership loan backed notes, issued in a prior securitization, for approximately $38 million; the majority of the loans acquired through the redemption were purchased by the 2022-1 LLC.
As of June 30, 2022, $106 million of gross vacation ownership notes receivable were eligible for securitization.
Proceeds from / Repayments of Debt
All proceeds from and repayments of debt during the first half of 2022 were related to borrowings from and repayments of our Corporate Credit Facility. Our Corporate Credit Facility includes the Term Loan and our Revolving Corporate Credit Facility, which is further discussed in Footnote 13 “Debt” to our Financial Statements. No principal payments were made on our Term Loan during the first half of 2022. During the first half of 2022, we borrowed and repaid $125 million under our Revolving Corporate Credit Facility. There were no borrowed amounts outstanding under our Revolving Corporate Credit Facility as of June 30, 2022. As of June 30, 2022, we had $1 million of letters of credit outstanding under our Revolving Corporate Credit Facility.
During the first half of 2021, we repaid $100 million of the amount outstanding under the Term Loan. We had no borrowings or repayments under our Revolving Corporate Credit Facility during the first half of 2021.
Finance Lease Payment
During the first half of 2022, we paid $2 million related to our finance lease obligations for technology and business operations equipment.
Debt Issuance Costs
During the first half of 2022, we paid $9 million of debt issuance costs, which included $5 million associated with the vacation ownership notes receivable securitization completed in 2022 and $4 million associated with an amendment to the Revolving Corporate Credit Facility, which is further discussed in Footnote 13 “Debt” to our Financial Statements.
During the first half of 2021, we paid $15 million of debt issuance costs, which included $6 million associated with the vacation ownership notes receivable securitization we completed in 2021, $7 million associated with the issuance of the 2029 Notes, $1 million associated with the issuance of the 2026 Convertible Notes, and $1 million associated with the amendment of a waiver to the agreement that governs our Corporate Credit Facility.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2021	17,681,395	$1,418	$80.17
For the first half of 2022	2,187,336	312	143.02
As of June 30, 2022	19,868,731	$1,730	$87.09
See Footnote 14 “Shareholders' Equity” to our Financial Statements for further information related to our share repurchase program, including the additional share repurchase authorization and extension approved by our Board of Directors during the first half of 2022.

Dividends
We distributed cash dividends to holders of our common stock during the first half of 2022 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 9, 2021	December 23, 2021	January 6, 2022	$0.54
February 18, 2022	March 3, 2022	March 17, 2022	$0.62
May 12, 2022	May 26, 2022	June 9, 2022	$0.62
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
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of June 30, 2022:

		Payments Due by Period
($ in millions)	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Contractual Obligations
Debt obligations(1)	$3,111	$276	$94	$89	$1,107	$616	$929
Securitized debt(1)(2)	2,166	116	229	228	224	221	1,148
Purchase obligations(3)	279	154	55	31	22	17	—
Operating lease obligations(4)	128	12	25	21	20	18	32
Finance lease obligations(4)	283	4	6	6	4	4	259
Other long-term obligations(5)	18	7	4	3	2	1	1
	$5,985	$569	$413	$378	$1,379	$877	$2,369
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
(4)Includes interest.
(5)Primarily relates to future guaranteed purchases of rental inventory of $8 million and our commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of maintenance fees, of $5 million.
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
The following tables present consolidating financial information as of June 30, 2022 and December 31, 2021, and for the six months ended June 30, 2022 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW, and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of June 30, 2022
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$82	$102	$140	$—	$324
Restricted cash	—	22	90	170	—	282
Accounts receivable, net	6	112	93	58	(25)	244
Vacation ownership notes receivable, net	—	129	225	1,721	—	2,075
Inventory	—	213	407	75	—	695
Property and equipment	—	195	636	320	—	1,151
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	909	32	—	941
Investments in subsidiaries	3,497	4,211	—	—	(7,708)	—
Other	76	120	224	130	(39)	511
Total assets	$3,579	$5,084	$5,803	$2,646	$(7,772)	$9,340

Accounts payable	$25	$43	$84	$65	$—	$217
Advance deposits	—	85	89	21	—	195
Accrued liabilities	15	77	157	107	(26)	330
Deferred revenue	—	9	217	161	(15)	372
Payroll and benefits liability	—	111	72	21	—	204
Deferred compensation liability	—	103	25	2	—	130
Securitized debt, net	—	—	—	1,868	(22)	1,846
Debt, net	788	1,873	76	11	—	2,748
Other	6	1	174	29	—	210
Deferred taxes	—	60	283	—	(1)	342
MVW shareholders' equity	2,745	2,722	4,626	360	(7,708)	2,745
Noncontrolling interests	—	—	—	1	—	1
Total liabilities and equity	$3,579	$5,084	$5,803	$2,646	$(7,772)	$9,340

	As of December 31, 2021
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$126	$77	$139	$—	$342
Restricted cash	—	18	94	349	—	461
Accounts receivable, net	14	49	172	119	(75)	279
Vacation ownership notes receivable, net	—	127	203	1,715	—	2,045
Inventory	—	244	381	94	—	719
Property and equipment	—	200	644	292	—	1,136
Goodwill	—	—	2,841	309	—	3,150
Intangibles, net	—	—	840	153	—	993
Investments in subsidiaries	3,645	4,371	—	—	(8,016)	—
Other	76	108	211	107	(14)	488
Total assets	$3,735	$5,243	$5,463	$3,277	$(8,105)	$9,613

Accounts payable	$63	$22	$121	$59	$—	$265
Advance deposits	—	69	70	21	—	160
Accrued liabilities	12	151	145	114	(77)	345
Deferred revenue	—	11	151	291	—	453
Payroll and benefits liability	—	102	72	27	—	201
Deferred compensation liability	—	114	25	3	—	142
Securitized debt, net	—	—	—	1,877	(21)	1,856
Debt, net	684	1,870	76	1	—	2,631
Other	—	19	172	33	—	224
Deferred taxes	—	91	250	—	9	350
MVW shareholders' equity	2,976	2,794	4,381	841	(8,016)	2,976
Noncontrolling interests	—	—	—	10	—	10
Total liabilities and equity	$3,735	$5,243	$5,463	$3,277	$(8,105)	$9,613
Condensed Consolidating Statements of Income

	Six Months Ended June 30, 2022
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$390	$1,366	$476	$(16)	$2,216
Expenses	(4)	(510)	(1,053)	(397)	16	(1,948)
Benefit (provision) for income taxes	1	40	(92)	(24)	—	(75)
Equity in net income (loss) of subsidiaries	197	294	—	—	(491)	—
Net income (loss)	194	214	221	55	(491)	193
Net loss attributable to noncontrolling interests	—	—	—	1	—	1
Net income (loss) attributable to common shareholders	$194	$214	$221	$56	$(491)	$194

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of the 2021 Annual Report.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Item 1A to Part 1 of our 2021 Annual Report, except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, which is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2022 – April 30, 2022	305,037	$149.82	305,037	$306,897,878
May 1, 2022 – May 31, 2022	528,675	$141.15	528,675	$232,275,751
June 1, 2022 – June 30, 2022	588,800	$123.66	588,800	$159,463,717
Total	1,422,512	$135.77	1,422,512	$159,463,717
_________________________
(1)On September 13, 2021, we announced that our Board of Directors authorized a share repurchase program under which we may purchase shares of our common stock for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. On February 22, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock, as well as the extension of the term of our existing share repurchase program to March 31, 2023.
Additionally, on August 1, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional $500 million of our common stock, as well as the extension of the term of our existing share repurchase program to June 30, 2023. Prior to this authorization we had approximately $28 million of capacity remaining under our previous authorization.
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
2.2	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.5	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.6	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.7	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.8	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.2	10/1/2019
4.9	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.10	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.11	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.10)		8-K	4.1	5/15/2020
4.12	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.13	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.12 above)		8-K	4.1	2/3/2021
4.14	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.15	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.14 above)		8-K	4.2	6/22/2021
4.16	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	Incremental Facility Amendment, dated as of March 31, 2022, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the incremental lenders party thereto		8-K	10.1	04/4/2022
10.2	Umbrella IP Amendment, dated as of March 4, 2022, to the Marriott License, Services and Development Agreement for Marriott Projects dated November 19, 2011, by and among Marriott International, Inc., Marriott Worldwide Corporation, and Marriott Vacations Worldwide Corporation.		10-Q	10.2	5/9/2022
10.3	Marketing Track Amendment, dated as of May 19, 2022, to the Marriott License, Services and Development Agreement for Marriott Projects dated November 19, 2011, by and among Marriott International, Inc., Marriott Worldwide Corporation, and Marriott Vacations Worldwide Corporation.	X
10.4	Marriott Vacations Worldwide Corporation Deferred Compensation Plan Revised July 29, 2022**	X
22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	03/1/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	August 9, 2022	/s/ Stephen P. Weisz
Stephen P. Weisz
Chief Executive Officer

/s/ Anthony E. Terry
Anthony E. Terry
Executive Vice President and Chief Financial Officer